Form 10-Q
period 2009-09-30
ASSOCIATED BANC-CORP
filed 2009-11-09
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2009, was 127,867,775.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$430,381	$533,338
Interest-bearing deposits in other financial institutions	13,145	12,649
Federal funds sold and securities purchased under agreements to resell	17,000	24,741
Investment securities available for sale, at fair value	5,651,076	5,143,414
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,316	206,003
Loans held for sale	78,740	87,084
Loans	14,765,597	16,283,908
Allowance for loan losses	(412,530)	(265,378)

Loans, net	14,353,067	16,018,530
Premises and equipment, net	185,544	190,942
Goodwill	929,168	929,168
Other intangible assets, net	91,506	80,165
Other assets	950,584	966,033

Total assets	$22,881,527	$24,192,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,984,486	$2,814,079
Interest-bearing deposits, excluding brokered certificates of deposit	12,808,533	11,551,181
Brokered certificates of deposit	653,090	789,536

Total deposits	16,446,109	15,154,796
Short-term borrowings	1,517,594	3,703,936
Long-term funding	1,761,506	1,861,647
Accrued expenses and other liabilities	231,659	595,185

Total liabilities	19,956,868	21,315,564

Stockholders’ equity
Preferred equity	510,315	508,008
Common stock	1,284	1,281
Surplus	1,080,720	1,073,218
Retained earnings	1,268,507	1,293,941
Accumulated other comprehensive income	64,919	55
Treasury stock, at cost	(1,086)	—

Total stockholders’ equity	2,924,659	2,876,503

Total liabilities and stockholders’ equity	$22,881,527	$24,192,067

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	128,428,814	128,116,669
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	49,976	—
          See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$183,264	$229,001	$579,641	$721,781
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	46,873	32,209	144,464	95,439
Tax exempt	8,498	9,887	26,811	29,922
Interest on federal funds sold and securities purchased under agreements to resell	16	279	130	698

Total interest income	238,651	271,376	751,046	847,840
INTEREST EXPENSE
Interest on deposits	37,811	61,743	129,403	206,904
Interest on short-term borrowings	2,895	23,958	13,137	76,494
Interest on long-term funding	18,709	19,158	60,854	60,076

Total interest expense	59,415	104,859	203,394	343,474

NET INTEREST INCOME	179,236	166,517	547,652	504,366
Provision for loan losses	95,410	55,011	355,856	137,014

Net interest income after provision for loan losses	83,826	111,506	191,796	367,352
NONINTEREST INCOME
Trust service fees	9,057	10,020	26,103	30,172
Service charges on deposit accounts	30,829	33,609	87,705	87,422
Card-based and other nondeposit fees	11,586	12,517	33,618	36,243
Retail commission income	15,041	14,928	45,382	47,047
Mortgage banking, net	(909)	3,571	31,655	15,911
Treasury management fees, net	226	1,935	5,245	7,423
Bank owned life insurance income	3,789	5,235	12,722	15,093
Asset sale gains (losses), net	(126)	573	(2,520)	(614)
Investment securities gains (losses), net:
Realized gains (losses), net	1,058	—	11,682	5
Other-than-temporary impairments	(2,575)	(13,585)	(3,988)	(17,248)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	1,475	—	1,475	—

Total investment securities gains (losses), net	(42)	(13,585)	9,169	(17,243)
Other	5,858	6,520	17,148	23,122

Total noninterest income	75,309	75,323	266,227	244,576
NONINTEREST EXPENSE
Personnel expense	73,501	78,395	231,770	232,104
Occupancy	11,949	12,037	37,171	37,327
Equipment	4,575	5,088	13,834	14,338
Data processing	7,442	7,634	23,165	23,005
Business development and advertising	3,910	5,175	13,590	15,353
Other intangible asset amortization expense	1,386	1,568	4,157	4,705
Legal and professional fees	3,349	3,538	13,176	9,255
Foreclosure/OREO expense	8,688	2,427	27,277	6,969
FDIC expense	8,451	791	32,316	1,594
Other	17,860	19,924	55,950	64,060

Total noninterest expense	141,111	136,577	452,406	408,710

Income before income taxes	18,024	50,252	5,617	203,218
Income tax expense (benefit)	2,030	12,483	(35,761)	51,625

Net income	15,994	37,769	41,378	151,593
Preferred stock dividends and discount accretion	7,342	—	21,994	—

Net income available to common equity	$8,652	$37,769	$19,384	$151,593

Earnings per common share:
Basic	$0.07	$0.30	$0.15	$1.19
Diluted	$0.07	$0.30	$0.15	$1.18
Average common shares outstanding:
Basic	127,863	127,553	127,855	127,428
Diluted	127,863	127,622	127,859	127,799
          See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2007	$—	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705
Adjustment for adoption of accounting standard related to split-dollar life insurance arrangements	—	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	$—	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190
Comprehensive income:
Net income	—	—	—	151,593	—	—	151,593
Other comprehensive income	—	—	—	—	(7,834)	—	(7,834)

Comprehensive income							143,759

Cash dividends, $0.95 per share	—	—	—	(121,368)	—	—	(121,368)
Common stock issued:
Stock-based compensation plans, net	—	2	4,045	(11,523)	—	14,905	7,429
Stock-based compensation, net	—	—	5,235	—	—	—	5,235
Tax benefit of stock options	—	—	2,002	—	—	—	2,002

Balance, September 30, 2008	$—	$1,280	$1,051,976	$1,321,323	$(10,332)	$—	$2,364,247

Balance, December 31, 2008	$508,008	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503
April 1, 2009 adjustment for adoption of accounting standard related to other-than-temporary impairment	—	—	—	9,745	(9,745)	—	—
Comprehensive income:
Net income	—	—	—	41,378	—	—	41,378
Other comprehensive income	—	—	—	—	74,609	—	74,609

Comprehensive income							115,987

Common stock issued:
Stock-based compensation plans, net	—	3	1,140	(632)	—	(495)	16
Purchase of treasury stock	—	—	—	—	—	(591)	(591)
Cash dividends:
Common stock, $0.42 per share	—	—	—	(53,931)	—	—	(53,931)
Preferred stock	—	—	—	(19,687)	—	—	(19,687)
Accretion of preferred stock discount	2,307	—	—	(2,307)	—	—	—
Stock-based compensation, net	—	—	6,361	—	—	—	6,361
Tax benefit of stock options	—	—	1	—	—	—	1

Balance, September 30, 2009	$510,315	$1,284	$1,080,720	$1,268,507	$64,919	$(1,086)	$2,924,659

          See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,378	$151,593
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	355,856	137,014
Depreciation and amortization	23,075	21,094
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	7,449	(410)
Amortization of mortgage servicing rights	14,060	11,870
Amortization of other intangible assets	4,157	4,705
Amortization and accretion on earning assets, funding, and other, net	40,487	4,619
Tax benefit from exercise of stock options	1	2,002
Excess tax benefit from stock-based compensation	—	(765)
(Gain) loss on sales of investment securities, net and impairment write-downs	(9,169)	17,243
Loss on sales of assets, net	2,520	614
Gain on mortgage banking activities, net	(36,424)	(12,395)
Mortgage loans originated and acquired for sale	(3,053,135)	(1,166,530)
Proceeds from sales of mortgage loans held for sale	3,063,707	1,215,990
Decrease in interest receivable	6,967	11,308
Decrease in interest payable	(12,213)	(12,226)
Net change in other assets and other liabilities	(341,427)	(8,001)

Net cash provided by operating activities	107,289	377,725

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	1,235,566	(905,742)
Purchases of:
Investment securities	(2,996,256)	(1,098,962)
Premises, equipment, and software, net of disposals	(13,753)	(23,012)
Other assets	(5,914)	(7,068)
Proceeds from:
Sales of investment securities	689,689	3,550
Calls and maturities of investment securities	1,898,660	992,702
Sales of other assets	43,841	34,469

Net cash provided by (used in) investing activities	851,833	(1,004,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,291,313	271,754
Net increase (decrease) in short-term borrowings	(2,186,342)	879,228
Repayment of long-term funding	(500,102)	(528,365)
Proceeds from issuance of long-term funding	400,000	225,821
Cash dividends on common stock	(53,931)	(121,368)
Cash dividends on preferred stock	(19,687)	—
Proceeds from exercise of stock options, net	16	7,429
Purchase of treasury stock	(591)	—
Excess tax benefit from stock-based compensation	—	765

Net cash provided by (used in) financing activities	(1,069,324)	735,264

Net increase (decrease) in cash and cash equivalents	(110,202)	108,926
Cash and cash equivalents at beginning of period	570,728	587,149

Cash and cash equivalents at end of period	$460,526	$696,075

Supplemental disclosures of cash flow information:
Cash paid for interest	$215,245	$355,699
Cash paid for income taxes	30,813	68,882
Loans and bank premises transferred to other real estate owned	49,401	39,890
Capitalized mortgage servicing rights	37,007	14,250

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
NOTE 1: Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows of Associated Banc-Corp (individually referred to herein as the “Parent Company,” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events for potential recognition or disclosure through November 9, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.
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
NOTE 3: New Accounting Pronouncements Adopted
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established the Codification to become the single source of authoritative accounting principles. The standard also provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change generally accepted accounting principles, but is expected to simplify accounting research by reorganizing current generally accepted accounting principles into specific accounting topics. The Corporation adopted this accounting standard in the third quarter of 2009. The adoption of this accounting standard, which was subsequently codified into Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles,” had no impact on the Corporation’s results of operations, financial position, and liquidity.
In May 2009, the FASB issued an accounting standard intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this accounting standard requires companies to disclose the date through which they have evaluated subsequent events and the basis for that date, as to whether it represents the date the financial statements were issued or were available to be issued. It also provides guidance regarding circumstances under which companies should and should not recognize events or transactions occurring after the balance sheet date in their financial statements. This accounting standard also includes disclosure requirements for certain events and transactions that occurred after the balance sheet date, which were not recognized in the financial statements. This accounting standard is effective for interim and annual periods ending after June 15, 2009. The Corporation adopted this accounting standard in the second quarter of 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 855, “Subsequent Events,” had no material impact on the Corporation’s results of operations, financial position, and liquidity.
In March 2008, the FASB issued an accounting standard applicable to all derivative instruments. This standard provides financial statement users with increased qualitative, quantitative, and credit-risk disclosures related to derivative financial instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The accounting standard is to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The Corporation adopted this accounting standard at the beginning of 2009. See Note 11, “Derivative and Hedging Activities,” for additional disclosures required under this accounting standard, which was subsequently codified into ASC Topic 815, “Derivatives and Hedging.”
In December 2007, the FASB issued an accounting standard which requires noncontrolling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This standard also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, the standard requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This accounting standard is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Corporation adopted this accounting standard at the beginning of 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 810, “Consolidation,” had no material impact on the Corporation’s results of operations, financial position and liquidity.
In December 2007, the FASB issued an accounting standard which requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. The standard requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. This accounting standard is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted this accounting standard, which was subsequently codified into ASC Topic 805, “Business Combinations,” at the beginning of 2009. The Corporation did not have any business combination activity for the nine months ended September 30, 2009.
In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in generally accepted accounting principles for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. The Corporation adopted this accounting standard in the second quarter of 2009, and recognized a net cumulative effect adjustment of $9.7 million to retained earnings and accumulated other comprehensive income as of April 1, 2009. See the Consolidated Statements of Changes in Stockholders’ Equity for the impact of the initial adoption and Note 6, “Investment Securities,” for additional information and disclosures concerning this accounting standard, which was subsequently codified into ASC Topic 320, “Investments — Debt and Equity Securities.”
In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Corporation adopted this accounting standard in the second quarter of 2009. See Note 13, “Fair Value Measurements,” for additional disclosures related to this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”
In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with generally accepted accounting principles. The Corporation adopted this accounting standard in the second quarter of 2009, with no material impact on its results of operations, financial position, and liquidity. See Note 13, “Fair Value Measurements,” for additional disclosures concerning this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”
In June 2008, the FASB issued an accounting standard which determined that all outstanding unvested share-based payment awards with rights to nonforfeitable dividends are considered participating securities. Because they are considered participating securities, the Corporation is required to apply the two-class method in computing basic and diluted earnings per share. This accounting standard is effective for fiscal years beginning after December 15, 2008. The Corporation adopted this accounting standard at the beginning of 2009, as required, with no material impact on its results of operations, financial position and liquidity. See Note 4, “Earnings Per Share,” for additional disclosures concerning this accounting standard, which was subsequently codified into ASC Topic 260, “Earnings per Share.”

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands, except per share data)
Net income	$15,994	$37,769	$41,378	$151,593
Preferred dividends and discount accretion	(7,342)	—	(21,994)	—

Net income available to common equity	$8,652	$37,769	$19,384	$151,593

Common shareholder dividends	(6,393)	(40,814)	(53,708)	(121,045)
Unvested share-based payment awards	(26)	(107)	(223)	(322)

Undistributed earnings	$2,233	$(3,152)	$(34,547)	$30,226

Basic
Distributed earnings to common shareholders	$6,393	$40,814	$53,708	$121,045
Undistributed earnings to common shareholders	2,224	(3,152)	(34,547)	30,148

Total common shareholders earnings, basic	$8,617	$37,662	$19,161	$151,193

Diluted
Distributed earnings to common shareholders	$6,393	$40,814	$53,708	$121,045
Undistributed earnings to common shareholders	2,224	(3,152)	(34,547)	30,148

Total common shareholders earnings, diluted	$8,617	$37,662	$19,161	$151,193

Weighted average common shares outstanding	127,863	127,553	127,855	127,428
Effect of dilutive stock awards and unsettled share repurchases	—	69	4	371

Diluted weighted average common shares outstanding	127,863	127,622	127,859	127,799

Basic earnings per common share	$0.07	$0.30	$0.15	$1.19

Diluted earnings per common share	$0.07	$0.30	$0.15	$1.18

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following weighted average assumptions were used in estimating the fair value for stock options granted in the first nine months of 2009 and full year 2008.

	2009	2008

Dividend yield	4.97%	5.12%
Risk-free interest rate	1.85%	2.77%
Expected volatility	35.84%	21.32%
Expected life	6 yrs	6 yrs
Per share fair value of stock options	$3.60	$2.74
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2008 and for the nine months ended September 30, 2009, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,256,790	24.35
Exercised	(576,685)	18.20
Forfeited or expired	(417,816)	30.55

Outstanding at December 31, 2008	6,581,702	$27.45	5.87	$(42,922)

Options exercisable at December 31, 2008	4,770,537	$27.44	4.77	$(31,076)

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	956,998	17.15
Exercised	(945)	16.70
Forfeited or expired	(767,295)	25.67

Outstanding at September 30, 2009	6,770,460	$26.20	5.86	$(100,063)

Options exercisable at September 30, 2009	4,832,624	$27.80	4.72	$(79,166)

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2008, and for the nine months ended September 30, 2009.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2007	1,030,125	$6.03
Granted	1,256,790	2.74
Vested	(337,557)	6.06
Forfeited	(138,193)	4.66

Nonvested at December 31, 2008	1,811,165	$3.85

Granted	956,998	3.60
Vested	(630,298)	4.11
Forfeited	(200,029)	4.32

Nonvested at September 30, 2009	1,937,836	$3.59

For the nine months ended September 30, 2009, the intrinsic value of stock options exercised was immaterial (less than $0.1 million), while for the year ended December 31, 2008, the intrinsic value of stock options exercised was $3.8 million. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During the first nine months of 2009, less than $0.1 million was received for the exercise of stock options. The total grant date fair value of stock options that vested was $2.6 million for the first nine months of 2009 and $2.0 million for the year ended December 31, 2008. For the nine months ended September 30, 2009 and 2008, the Corporation recognized compensation expense of $2.9 million and $2.2 million, respectively, for the vesting of stock options. For the full year 2008, the Corporation recognized compensation expense of $3.0 million for the vesting of stock options. At September 30, 2009, the Corporation had $4.3 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2011.
The following table summarizes information about the Corporation’s restricted stock share activity for the year ended December 31, 2008, and for the nine months ended September 30, 2009.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value
| |
Outstanding at December 31, 2007	164,840	$33.14
Granted	265,900	24.43
Vested	(69,074)	32.47
Forfeited	(7,339)	32.21

Outstanding at December 31, 2008	354,327	$26.75

Granted	351,133	16.76
Vested	(139,438)	28.31
Forfeited	(51,519)	21.88

Outstanding at September 30, 2009	514,503	$20.00

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the requisite service period. Expense for restricted stock awards of approximately $3.5 million and $3.0 million was recorded for the nine months ended September 30, 2009 and 2008, respectively, while expense for restricted stock awards of approximately $4.0 million was recognized for the full year 2008. The Corporation had $6.8 million of unrecognized compensation costs related to restricted stock shares at September 30, 2009, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2011.
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
NOTE 6: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
	($ in Thousands)
September 30, 2009:
U.S. Treasury securities	$3,893	$3	$—	$3,896
Federal agency securities	42,975	1,656	(1)	44,630
Obligations of state and political subdivisions (municipal securities)	865,415	35,399	(208)	900,606
Residential mortgage-related securities	4,534,217	132,885	(10,898)	4,656,204
Other securities (debt and equity)	46,105	1,357	(1,722)	45,740

Total investment securities available for sale	$5,492,605	$171,300	$(12,829)	$5,651,076

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
	($ in Thousands)
December 31, 2008:
U.S. Treasury securities	$4,985	$10	$(29)	$4,966
Federal agency securities	75,816	1,195	(1)	77,010
Obligations of state and political subdivisions (municipal securities)	913,216	16,581	(4,194)	925,603
Residential mortgage-related securities	4,032,784	54,128	(9,481)	4,077,431
Other securities (debt and equity)	58,272	639	(507)	58,404

Total investment securities available for sale	$5,085,073	$72,553	$(14,212)	$5,143,414

The amortized cost and fair values of investment securities available for sale at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value

Due in one year or less	$169,915	$175,206
Due after one year through five years	221,477	234,413
Due after five years through ten years	411,851	430,655
Due after ten years	147,033	145,185

Total debt securities	950,276	985,459
Residential mortgage-related securities	4,534,217	4,656,204
Equity securities	8,112	9,413

Total investment securities available for sale	$5,492,605	$5,651,076

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
September 30, 2009:
Federal agency securities	$(1)	$47	$—	$—	$(1)	$47
Obligations of state and political subdivisions (municipal securities)	(14)	3,284	(194)	3,046	(208)	6,330
Residential mortgage-related securities	(7,061)	100,890	(3,837)	44,708	(10,898)	145,598
Other securities (debt and equity)	(1,722)	4,460	—	—	(1,722)	4,460

Total	$(8,798)	$108,681	$(4,031)	$47,754	$(12,829)	$156,435

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
Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at September 30, 2009 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At September 30, 2009, the number of investment securities in an unrealized loss position for less than 12 months for municipal and mortgage-related securities was 5 and 14, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and mortgage-related categories was 4 and 33, respectively. The unrealized losses reported for mortgage-related securities relate to non-agency mortgage-related securities as well as mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.
The Corporation recognized net investment securities gains of $9.2 million for the first nine months of 2009. These net investment securities gains were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and credit-related other-than-temporary write-downs of $2.5 million on the Corporation’s holding of a trust preferred debt security, a non-agency mortgage-related security, and various equity securities. At September 30, 2009, the remaining carrying values of the specific securities with other-than-temporary write-downs were $49.3 million for two non-agency mortgage-related securities, $0.2 million for the FHLMC and FNMA preferred stock securities combined, $4.1 million for the trust preferred debt securities pools, $0.1 million for the trust preferred debt security, and $0.3 million for the common equity securities.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities.

	Non-agency
	Mortgage-Related	Trust Preferred
$ in Thousands	Securities	Debt Securities	Total

Balance of credit-related other-than-temporary impairment at April 1, 2009	$(16,445)	$(5,027)	$(21,472)
Adjustment for change in cash flows	306	—	306
Credit losses on newly identified impairment	—	(1,000)	(1,000)

Balance of credit-related other-than-temporary impairment at June 30, 2009	$(16,139)	$(6,027)	$(22,166)
Adjustment for change in cash flows	172	—	172
Credit losses on newly identified impairment	(200)	(900)	(1,100)

Balance of credit-related other-than-temporary impairment at September 30, 2009	$(16,167)	$(6,927)	$(23,094)

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

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized, but is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. Due to changes in the business climate and the resulting decline in financial services stock prices, management also completed an interim review of goodwill as of September 30, 2009. Based on this analysis, the fair value of the Corporation’s reporting units exceeded the fair value of its assets and liabilities and, therefore, no impairment loss was recorded. However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty surrounding the timing of economic recovery as well as the impact of the government programs. As a result, management believes it may be necessary to continue to evaluate goodwill for impairment on a quarterly basis depending upon current market conditions, results of operations, and other factors. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At September 30, 2009, goodwill of $907 million was assigned to the banking segment and goodwill of $22 million was assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2009, and the year ended December 31, 2008.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of September 30, 2009.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows. The $0.2 million deduction during 2008 was attributable to the write-off of unamortized customer list intangibles related to the sale of third party administration business contracts.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$47,748	$47,748
Accumulated amortization	(28,257)	(25,165)

Net book value	$19,491	$22,583

Amortization during the period	$3,092	$4,585

Other intangibles:
Gross carrying amount	$20,433	$20,433
Accumulated amortization	(9,484)	(8,419)

Net book value	$10,949	$12,014

Deductions during the period	$—	$167
Amortization during the period	$1,065	$1,684
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$56,025	$54,819
Additions	37,007	17,263
Amortization	(14,060)	(16,057)

Mortgage servicing rights at end of period	$78,972	$56,025

Valuation allowance at beginning of period	(10,457)	(3,632)
(Additions) / Recoveries, net	(7,449)	(6,825)

Valuation allowance at end of period	(17,906)	(10,457)

Mortgage servicing rights, net	$61,066	$45,568

Fair value of mortgage servicing rights	$66,130	$52,882

Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,473,000	$6,606,000
Mortgage servicing rights, net to servicing portfolio	0.82%	0.69%
Mortgage servicing rights expense (1)	$21,509	$22,882

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2009. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Estimated amortization expense:
Three months ending December 31, 2009	$1,000	$400	$5,200
Year ending December 31, 2010	3,700	1,200	18,700
Year ending December 31, 2011	3,700	1,000	15,400
Year ending December 31, 2012	3,200	1,000	12,100
Year ending December 31, 2013	3,100	900	9,300
Year ending December 31, 2014	2,900	900	7,000

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	September 30,	December 31,
	2009	2008
	($ in Thousands)
Federal Home Loan Bank advances	$818,092	$1,118,140
Repurchase agreements	500,000	300,000
Subordinated debt, net	225,200	225,058
Junior subordinated debentures, net	216,124	216,291
Other borrowed funds	2,090	2,158

Total long-term funding	$1,761,506	$1,861,647

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 3.22% at September 30, 2009, compared to 3.53% at December 31, 2008. These advances had a combination of fixed and variable contractual rates, of which, none were variable at September 30, 2009, and 27% were variable at December 31, 2008. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The $200 million variable rate, long-term FHLB advance and the related interest rate swap matured in June 2009. The fair value of the derivative was a $3.2 million loss at December 31, 2008.
Repurchase agreements: The long-term repurchase agreements had maturities through 2011 and had weighted-average interest rates of 2.60% at September 30, 2009, and 3.27% at December 31, 2008. These repurchase agreements were 20% and 33% variable rate at September 30, 2009, and December 31, 2008, respectively.
Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par. The carrying value of the ASBC Debentures was $179.6 million at September 30, 2009. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.29% at September 30, 2009) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.89% at September 30, 2009) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis. The carrying value of the SFSC Debentures was $36.5 million at September 30, 2009.

NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Nine Months Ended		Year Ended
	September 30,	September 30,	December 31,
	2009	2008	2008
	($ in Thousands)
Net income	$41,378	$151,593	$168,452
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	119,436	(30,160)	(8,817)
Reclassification adjustment for net (gains)/losses realized in net income	(9,169)	17,243	52,541
Accretion of investment securities with noncredit-related impairment losses not expected to be sold	316	—	—
Income tax (expense) benefit	(39,873)	5,067	(16,559)

Other comprehensive income (loss) on investment securities available for sale	70,710	(7,850)	27,165
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	348	356	472
Net gain (loss), net of amortization	233	225	(29,362)
Income tax (expense) benefit	(227)	(235)	11,556

Other comprehensive income (loss) on pension and postretirement obligations	354	346	(17,334)
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	6,236	(2,161)	(16,679)
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivatives realized in net income	(313)	1,635	4,343
Income tax (expense) benefit	(2,378)	196	5,058

Other comprehensive income (loss) on cash flow hedging relationships	3,545	(330)	(7,278)

Total other comprehensive income (loss)	74,609	(7,834)	2,553

Comprehensive income	$115,987	$143,759	$171,005

NOTE 10: Income Taxes
For the first nine months of 2009, the Corporation recognized income tax benefit of $35.8 million compared to income tax expense of $51.6 million for the first nine months of 2008. The reduction in income tax expense was primarily due to the level of pretax income between the comparable nine-month periods. In addition, during the first quarter of 2009 the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets. Also, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million.

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value changes exceed certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $68 million of investment securities and cash equivalents as collateral at September 30, 2009, and pledged $71 million of investment securities and cash equivalents as collateral at December 31, 2008.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 13, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
September 30, 2009
Interest rate swap – short-term borrowings	$200,000	$(8,388)	Other liabilities	0.15%	3.15%	29 months

December 31, 2008
Interest rate swap – FHLB advance	$200,000	$(3,174)	Other liabilities	1.38%	4.42%	6 months
Interest rate swap – short-term borrowings	200,000	(11,449)	Other liabilities	0.15%	3.15%	38 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

	After Tax				Gross
	Amount of Gain	Category of	Amount of Gain	Category of	Amount of
	/ (Loss)	Gain / (Loss)	/ (Loss)	Gain / (Loss)	Gain / (Loss)
	Recognized in	Reclassified	Reclassified	Recognized in	Recognized
	OCI on	from AOCI into	from AOCI into	Income on	in Income on
	Derivatives	Income	Income	Derivatives	Derivatives
	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
($ in Thousands)	Portion)	Portion)	Portion)	Portion)	Portion)
Nine Months Ended September 30, 2009		Interest Expense		Interest Expense
Interest rate swap – short-term borrowings	$3,545	Short-term borrowings	$—	Short-term borrowings	$(313)

Nine Months Ended September 30, 2008		Interest Expense		Interest Expense
Interest rate swap – FHLB advance	$(330)	Long-term funding	$—	Long-term funding	$(29)

Cash flow hedges
The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.
During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance, which matured in June 2009. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of $0.3 million for the first nine months of 2009 (which decreased interest expense) and $0.3 million for full year 2008 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At September 30, 2009, accumulated other comprehensive income included a deferred after-tax net loss of $4.9 million related to these derivatives, compared to a deferred after-tax net loss of $8.5 million at December 31, 2008. The net after-tax derivative loss included in accumulated other comprehensive income at September 30, 2009, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2011.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity

	($ in Thousands)
September 30, 2009
Interest rate swaps — customer and mirror	$982,000	$56,154	Other assets	2.15%	2.15%	48 months
Interest rate caps — customer and mirror	73,128	882	Other assets	—	—	39 months
Interest rate collars — customer and mirror	26,079	2,288	Other assets	—	—	32 months
Interest rate swaps — customer and mirror	982,000	(57,426)	Other liabilities	2.15%	2.15%	48 months
Interest rate caps — customer and mirror	73,128	(818)	Other liabilities	—	—	39 months
Interest rate collars — customer and mirror	26,079	(2,362)	Other liabilities	—	—	32 months
Interest rate lock commitments (mortgage)	279,309	4,379	Other assets	—	—	—
Forward commitments (mortgage)	361,575	(3,062)	Other liabilities	—	—	—
Foreign currency exchange forwards	36.317	1,085	Other assets	—	—	—
Foreign currency exchange forwards	33,689	(835)	Other liabilities	—	—	—

December 31, 2008
Interest rate swaps — customer and mirror	$893,631	$72,769	Other assets	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	4	Other assets	—	—	15 months
Interest rate collars — customer and mirror	26,796	2,803	Other assets	—	—	42 months
Interest rate swaps — customer and mirror	893,631	(74,173)	Other liabilities	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	(4)	Other liabilities	—	—	15 months
Interest rate collars — customer and mirror	26,796	(2,897)	Other liabilities	—	—	42 months
Interest rate lock commitments (mortgage)	508,274	6,630	Other assets	—	—	—
Forward commitments (mortgage)	530,537	(2,500)	Other liabilities	—	—	—
Foreign currency exchange forwards	26,843	1,420	Other assets	—	—	—
Foreign currency exchange forwards	34,619	(1,271)	Other liabilities	—	—	—

     The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

		Gain / (Loss)
		Recognized in Income
		Three	Nine
	Income Statement Category of	months	months
($ in Thousands)	Gain / (Loss) Recognized in Income	ended	ended
September 30, 2009
Interest rate swaps – customer and mirror, net	Treasury management fees, net	$(1,111)	$132
Interest rate caps – customer and mirror, net	Treasury management fees, net	7	64
Interest rate collars – customer and mirror, net	Treasury management fees, net	3	20
Interest rate lock commitments (mortgage)	Mortgage banking, net	2,341	(2,251)
Forward commitments (mortgage)	Mortgage banking, net	(8,454)	(562)
Foreign exchange forwards	Treasury management fees, net	374	120

September 30, 2008
Interest rate swaps – customer and mirror, net	Treasury management fees, net	$—	$—
Interest rate caps – customer and mirror, net	Treasury management fees, net	—	—
Interest rate collars – customer and mirror, net	Treasury management fees, net	—	—
Interest rate lock commitments (mortgage)	Mortgage banking, net	191	1,253
Forward commitments (mortgage)	Mortgage banking, net	(308)	961
Foreign exchange forwards	Treasury management fees, net	700	38
Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Treasury management fees, net, and typically include interest rate swaps, interest rate caps, and interest rate collars. The net impact for the first nine months of 2009 was a $0.2 million gain, while the net impact for the full year 2008 was a $1.5 million net loss and the net impact for the first nine months of 2008 was immaterial.
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
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at September 30, 2009, was a net gain of $1.3 million, comprised of the net gain of $4.4 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $279 million and the net loss of $3.1 million on forward commitments to sell residential mortgage loans to various investors of approximately $362 million. The fair value of the mortgage derivatives at December 31, 2008, was a net gain of $4.1 million, comprised of the net gain of $6.6 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $508 million and the net loss of $2.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $531 million. The fair value of the mortgage derivatives at September 30, 2008, was a net gain of $1.1 million, comprised of the net gain of $0.3 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $84 million and the net gain of $0.8 million on forward commitments to sell residential mortgage loans to various investors of approximately $116 million.

Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At September 30, 2009, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $33 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $33 million), which on a combined basis had a fair value of $0.2 million net gain. At December 31, 2008, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $27 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $27 million), which on a combined basis had a fair value of $0.1 million net gain. At September 30, 2008, the Corporation had $13 million in notional balances of foreign currency forwards related to loans, and $38 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $38 million), which on a combined basis had a fair value of $0.7 million net gain.
NOTE 12: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 11). The following is a summary of lending-related and other commitments.

	September 30, 2009	December 31, 2008
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$4,293,131	$4,885,011
Commercial letters of credit (1)	20,804	21,121
Standby letters of credit (3)	505,060	563,784
Purchase obligations (4)	189,140	—

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2009 or December 31, 2008.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3.3 million and $3.7 million at September 30, 2009 and December 31, 2008, respectively, as an estimate of the fair value of these financial instruments.

(4)	The purchase obligations include forward commitments to purchase mortgage-related investment securities issued by government agencies.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. The Corporation had a reserve for losses on unfunded commitments totaling $3.7 million (included in other liabilities on the consolidated balance sheets) at both September 30, 2009 and December 31, 2008.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at September 30, 2009, was $39 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2008. Related to these investments, the Corporation has remaining commitments to fund of $15 million at September 30, 2009, compared to $21 million at December 31, 2008.
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
During 2009, Visa matters resulted in the Corporation recording a gain of $0.3 million and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa. In addition, based upon Visa’s revised liability estimate for the litigation escrow account, the Corporation recorded a $0.5 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At September 30, 2009, the remaining reserve for unfavorable litigation losses related to Visa was $1.8 million.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2009 and December 31, 2008, there were approximately $100 million and $77 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2009 and December 31, 2008, there were $1.0 billion and $1.3 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

At September 30, 2009 and December 31, 2008, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million related to these credit guarantee contracts at both September 30, 2009 and December 31, 2008, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation has entered into reinsurance treaties with certain PMI carriers which provide, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At September 30, 2009, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation no longer provides reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was not material at either September 30, 2009 or December 31, 2008.
NOTE 13: Fair Value Measurements
Fair Value Measurements:
In September 2006, the FASB issued an accounting standard (subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing the asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.

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
Derivative financial instruments (interest rate): The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, and collars to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, and collars) with third parties to manage its interest rate risk associated with the customer interest rate swaps, caps, and collars. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 11, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2009, and December 31, 2008, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Mortgage derivatives: Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Corporation relies on an internal valuation model to estimate the fair value of its commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 11, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s mortgage derivatives.
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
Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial-oriented loan relationships that have nonaccrual status or have had their terms restructured meet this impaired loan definition, with the amount of impairment based upon the loan’s observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. The use of observable market price or estimated fair value of collateral on collateral-dependent loans is considered a fair value measurement subject to the fair value hierarchy. Appraised values are generally used on real estate collateral-dependent impaired loans, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
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
The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,896	$3,896	$—	$—
Federal agency securities	44,630	44,630	—	—
Obligations of state and political subdivisions	900,606	—	900,606	—
Residential mortgage-related securities	4,656,204	—	4,656,204	—
Other securities (debt and equity)	45,740	24,486	21,154	100

Total Investment securities available for sale	$5,651,076	$73,012	$5,577,964	$100
Derivatives (other assets)	64,788	—	60,409	4,379

Liabilities:
Derivatives (other liabilities)	$72,891	$—	$69,829	$3,062

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$4,966	$4,966	$—	$—
Federal agency securities	77,010	77,010	—	—
Obligations of state and political subdivisions	925,603	—	925,603	—
Residential mortgage-related securities	4,077,431	—	4,077,431	—
Other securities (debt and equity)	58,404	31,710	26,694	—

Total Investment securities available for sale	$5,143,414	$113,686	$5,029,728	$—
Derivatives (other assets)	83,626	—	76,996	6,630

Liabilities:
Derivatives (other liabilities)	$95,468	$—	$92,968	$2,500
The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2008 and the nine months ended September 30, 2009, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
($ in Thousands)	Investment
	Securities
	Available for Sale	Derivatives

Balance December 31, 2007	$—	$(1,067)
Total net gains included in income:
Mortgage derivative gain	—	5,197

Balance December 31, 2008	$—	$4,130
Net transfer in	2,000
Total net losses included in income:
Net impairment losses on investment securities	(1,900)	—
Mortgage derivative loss	—	(2,813)

Balance September 30, 2009	$100	$1,317

In valuing the $2 million investment security available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation reviewed the underlying collateral and other relevant data in developing the assumptions for this investment security, and $0.9 million and $1.9 million credit-related other-than-temporary impairment was recognized for the three and nine months ended September 30, 2009, respectively.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	September 30, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$78,740	$—	$78,740	$—
Loans (1)	451,805	—	451,805	—
Mortgage servicing rights	61,066	—	—	61,066

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$87,084	$—	$87,084	$—
Loans (1)	133,627	—	133,627	—
Mortgage servicing rights	45,568	—	—	45,568

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first nine months of 2009, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition, is estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $51 million for the nine months ended September 30, 2009. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned of $12 million to noninterest expense for the nine months ended September 30, 2009.

Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments on the balance sheet at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in Thousands)
Financial assets:
Cash and due from banks	$430,381	$430,381	$533,338	$533,338
Interest-bearing deposits in other financial institutions	13,145	13,145	12,649	12,649
Federal funds sold and securities purchased under agreements to resell	17,000	17,000	24,741	24,741
Accrued interest receivable	91,368	91,368	98,335	98,335
Interest rate swap, cap, and collar agreements (1)	59,324	59,324	75,576	75,576
Foreign currency exchange forwards	1,085	1,085	1,420	1,420
Investment securities available for sale	5,651,076	5,651,076	5,143,414	5,143,414
Federal Home Loan Bank and Federal Reserve Bank stocks	181,316	181,316	206,003	206,003
Loans held for sale	78,740	78,745	87,084	87,161
Loans, net	14,353,067	13,073,453	16,018,530	15,527,838
Bank owned life insurance	517,485	517,485	510,663	510,663
Financial liabilities:
Deposits	16,446,109	16,446,109	15,154,796	15,154,796
Accrued interest payable	19,734	19,734	31,947	31,947
Short-term borrowings	1,517,594	1,517,594	3,703,936	3,703,936
Long-term funding	1,761,506	1,857,330	1,861,647	1,981,566
Interest rate swap, cap, and collar agreements (1)	68,994	68,994	91,697	91,697
Foreign currency exchange forwards	835	835	1,271	1,271
Standby letters of credit (2)	3,338	3,338	3,672	3,672
Commitments to originate residential mortgage loans held for sale	4,379	4,379	6,630	6,630
Forward commitments to sell residential mortgage loans	(3,062)	(3,062)	(2,500)	(2,500)

(1)	At September 30, 2009 and December 31, 2008, the notional amount of non-trading interest rate swap agreements was $200 million and $400 million, respectively. See Note 11 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.5 billion and $0.6 billion at September 30, 2009 and December 31, 2008, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
Loans held for sale - Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.
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
Associated also provides access to healthcare benefits for eligible retired employees in its Postretirement Plan (the “Postretirement Plan”). Retirees who are at least 55 years of age with 10 years of service are eligible to participate in the plan. The Corporation has no plan assets attributable to the plan, and funds the benefits as claims arise. The Corporation reserves the right to terminate or make changes to the plan at any time.

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2009 and 2008, and for the full year 2008 were as follows.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2009	2008	2009	2008	2008
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,100	$2,488	$6,300	$7,463	$9,362
Interest cost	1,547	1,560	4,643	4,680	6,174
Expected return on plan assets	(2,885)	(2,923)	(8,655)	(8,768)	(11,768)
Amortization of prior service cost	18	20	52	60	77
Amortization of actuarial loss	90	75	270	225	258

Total net periodic benefit cost	870	1,220	2,610	3,660	4,103
Settlement charge	—	—	—	—	267

Total net pension cost	$870	$1,220	$2,610	$3,660	$4,370

Postretirement Plan:
Interest cost	$66	$76	$199	$229	$271
Amortization of prior service cost	99	99	296	296	395
Amortization of actuarial gain	(13)	—	(37)	—	(27)

Total net periodic benefit cost	$152	$175	$458	$525	$639

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during the first nine months of 2009, and as of September 30, 2009, does not expect to make additional contributions for the remainder of 2009. The Corporation regularly reviews the funding of its Pension Plan.

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
The Corporation’s primary segment is banking, conducted through its bank and lending subsidiaries. For purposes of segment disclosure, these entities have been combined as one segment that have similar economic characteristics and the nature of their products, services, processes, customers, delivery channels, and regulatory environment are similar. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governmental units, and consumers (including mortgages, home equity lending, and card products) and the support to deliver, fund, and manage such banking services.
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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the nine months ended September 30, 2009
Net interest income	$547,028	$624	$—	$547,652
Provision for loan losses	355,856	—	—	355,856
Noninterest income	211,818	71,649	(3,180)	280,287
Depreciation and amortization	40,304	988	—	41,292
Other noninterest expense	368,469	59,885	(3,180)	425,174
Income taxes	(40,321)	4,560	—	(35,761)

Net income	$34,538	$6,840	$—	$41,378

% of consolidated net income	83%	17%	—%	100%
Total assets	$22,823,731	$125,384	$(67,588)	$22,881,527

% of consolidated total assets	100%	—%	—%	100%
Total revenues *	$758,846	$72,273	$(3,180)	$827,939
% of consolidated total revenues	92%	8%	—%	100%

As of and for the nine months ended September 30, 2008
Net interest income	$503,803	$563	$—	$504,366
Provision for loan losses	137,014	—	—	137,014
Noninterest income	179,681	79,653	(2,888)	256,446
Depreciation and amortization	36,553	1,116	—	37,669
Other noninterest expense	326,356	59,443	(2,888)	382,911
Income taxes	43,762	7,863	—	51,625

Net income	$139,799	$11,794	$—	$151,593

% of consolidated net income	92%	8%	—%	100%
Total assets	$22,426,650	$125,181	$(64,437)	$22,487,394

% of consolidated total assets	100%	—%	—%	100%
Total revenues *	$683,484	$80,216	$(2,888)	$760,812
% of consolidated total revenues	90%	10%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth
	Banking	Management	Other	Consolidated Total
		($ in Thousands)
As of and for the three months ended September 30, 2009

Net interest income	$179,042	$194	$—	$179,236
Provision for loan losses	95,410	—	—	95,410
Noninterest income	57,668	24,008	(1,060)	80,616
Depreciation and amortization	13,982	325	—	14,307
Other noninterest expense	113,703	19,468	(1,060)	132,111
Income taxes	266	1,764	—	2,030

Net income	$13,349	$2,645	$—	$15,994

% of consolidated net income	83%	17%	—%	100%

Total assets	$22,823,731	$125,384	$(67,588)	$22,881,527

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$236,710	$24,202	$(1,060)	$259,852
% of consolidated total revenues	91%	9%	—%	100%

As of and for the three months ended September 30, 2008

Net interest income	$166,301	$216	$—	$166,517
Provision for loan losses	55,011	—	—	55,011
Noninterest income	53,832	26,537	(962)	79,407
Depreciation and amortization	12,904	354	—	13,258
Other noninterest expense	108,543	19,822	(962)	127,403
Income taxes	9,852	2,631	—	12,483

Net income	$33,823	$3,946	$—	$37,769

% of consolidated net income	90%	10%	—%	100%

Total assets	$22,426,650	$125,181	$(64,437)	$22,487,394

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$220,133	$26,753	$(962)	$245,924
% of consolidated total revenues	90%	10%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.
NOTE 16: Subsequent Event — Recent Regulatory Developments
On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—8% and total capital to risk-weighted assets—12%. At September 30, 2009, the Bank’s capital ratios were 8.33% and 13.11%, respectively.

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
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at September 30, 2009 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $5.2 million lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $4.8 million higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
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

Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 83% of consolidated net income and 92% of total revenues (as defined in the Note) for the first nine months of 2009. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated net income (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 17% and 8%, respectively, for the comparable year-to-date periods in 2009 and 2008. Wealth management segment revenues were down $7.9 million (10%) and expenses were up $0.3 million (1%) between the comparable nine-month periods of 2009 and 2008. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $0.2 million between September 30, 2009 and September 30, 2008, predominantly due to higher cash and cash equivalents, partially offset by lower customer receivables. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (63% and 66%, respectively, of total segment noninterest expense for the first nine months of 2009 and the comparable period in 2008), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”
Results of Operations — Summary
Net income for the nine months ended September 30, 2009, totaled $41.4 million, or $0.15 for both basic and diluted earnings per common share. Comparatively, net income for the nine months ended September 30, 2008, totaled $151.6 million, or $1.19 and $1.18 for basic and diluted earnings per common share, respectively. For the first nine months of 2009, the annualized return on average assets was 0.23% and the annualized return on average equity was 1.90%, compared to 0.93% and 8.57%, respectively, for the comparable period in 2008. The net interest margin for the first nine months of 2009 was 3.50% compared to 3.57% for the first nine months of 2008.

TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2009	2009	2009	2008	2008

Net income (loss) (Quarter)	$15,994	$(17,341)	$42,725	$16,859	$37,769
Net income (Year-to-date)	41,378	25,384	42,725	168,452	151,593

Net income (loss) available to common equity (Quarter)	$8,652	$(24,672)	$35,404	$13,609	$37,769
Net income available to common equity (Year-to-date)	19,384	10,732	35,404	165,202	151,593

Earnings (loss) per common share — basic (Quarter)	$0.07	$(0.19)	$0.28	$0.11	$0.30
Earnings per common share — basic (Year-to-date)	0.15	0.08	0.28	1.30	1.19

Earnings (loss) per common share — diluted (Quarter)	$0.07	$(0.19)	$0.28	$0.11	$0.30
Earnings per common share — diluted (Year-to-date)	0.15	0.08	0.28	1.29	1.18

Return on average assets (Quarter)	0.27%	(0.29)%	0.71%	0.30%	0.68%
Return on average assets (Year-to-date)	0.23	0.21	0.71	0.76	0.93

Return on average equity (Quarter)	2.19%	(2.40)%	5.98%	2.58%	6.38%
Return on average equity (Year-to-date)	1.90	1.76	5.98	6.95	8.57

Return on average common equity (Quarter)	1.43%	(4.12)%	6.00%	2.28%	6.38%
Return on average common equity (Year-to-date)	1.08	0.90	6.00	6.98	8.57

Return on average tangible common equity (Quarter) (1)	2.39%	(6.88)%	10.05%	3.83%	10.83%
Return on average tangible common equity (Year-to-date) (1)	1.81	1.51	10.05	11.81	14.52

Efficiency ratio (Quarter) (2)	55.43%	60.20%	52.78%	55.47%	53.47%
Efficiency ratio (Year-to-date) (2)	56.22	56.59	52.78	53.90	53.34

Efficiency ratio, fully taxable equivalent (Quarter) (2)	54.14%	58.65%	51.31%	53.87%	52.18%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	54.78	55.08	51.31	52.41	51.89

Net interest margin (Quarter)	3.50%	3.40%	3.59%	3.88%	3.48%
Net interest margin (Year-to-date)	3.50	3.49	3.59	3.65	3.57

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.
TABLE 1A
Reconciliation of Non-GAAP Measure

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2009	2009	2009	2008	2008

Efficiency ratio (Quarter) (a)	55.43%	60.20%	52.78%	55.47%	53.47%
Taxable equivalent adjustment (Quarter)	(1.27)	(1.30)	(1.26)	(1.40)	(1.40)
Asset sale gains / losses, net (Quarter)	(0.02)	(0.25)	(0.21)	(0.20)	0.11

Efficiency ratio, fully taxable equivalent (Quarter) (b)	54.14%	58.65%	51.31%	53.87%	52.18%

Efficiency ratio (Year-to-date) (a)	56.22%	56.59%	52.78%	53.90%	53.34%
Taxable equivalent adjustment (Year-to-date)	(1.28)	(1.28)	(1.26)	(1.41)	(1.41)
Asset sale gains / losses, net (Year-to-date)	(0.16)	(0.23)	(0.21)	(0.08)	(0.04)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	54.78%	55.08%	51.31%	52.41%	51.89%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).

Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the nine months ended September 30, 2009, was $566.3 million, an increase of $41.1 million or 7.8% versus the comparable period last year. As indicated in Tables 2 and 3, the increase in taxable equivalent net interest income was attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities added $62.2 million to taxable equivalent net interest income), partially offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $21.1 million).
The net interest margin for the first nine months of 2009 was 3.50%, 7 bp lower than 3.57% for the same period in 2008. This comparable period decrease was a function of a 12 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds), net of a 5 bp increase in interest rate spread. The improvement in interest rate spread was the net result of a 120 bp decrease in the cost of interest-bearing liabilities and a 115 bp decrease in the yield on earning assets.
While unchanged during the first nine months of 2009, the Federal Reserve lowered interest rates seven times (for a total interest rate reduction of 400 bp) during 2008, resulting in a level Federal funds rate of 0.25% for the first nine months of 2009, 218 bp lower than the average Federal funds rate of 2.43% during the first nine months of 2008. The Corporation expects the net interest margin to remain stable for the remainder of 2009. The net interest margin is at risk to changes in various other factors, such as the slope of the yield curve, competitive pricing pressures, changes in the balance sheet mix from management action and/or from customer behavior relative to loan or deposit products.
The yield on earning assets was 4.75% for the first nine months of 2009, 115 bp lower than the comparable period last year, attributable principally to loan yields (down 116 bp, to 4.88%). Commercial and retail loans, in particular, experienced lower yields (down 132 bp and 113 bp, respectively) due to the repricing of adjustable rate loans and competitive pricing pressures in a declining rate environment, as well as the impact of higher levels of nonaccrual loans. The yield on securities and short-term investments decreased 90 bp (to 4.39%), also impacted by the lower rate environment and prepayment speeds of mortgage-related investment securities purchased at a premium.
The rate on interest-bearing liabilities of 1.51% for the first nine months of 2009 was 120 bp lower than the same period in 2008. Rates on interest-bearing deposits were down 114 bp (to 1.33%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances), while the cost of wholesale funds decreased 123 bp (to 1.97%). The cost of short-term borrowings was down 192 bp (similar to the year-over-year decrease in average Federal funds rates), while the cost of long-term funding declined modestly (down 72 bp).
Year-over-year changes in the average balance sheet were impacted by the preferred stock issuance of $525 million in the fourth quarter of 2008 and the levering of the balance sheet through the investment in mortgage-related securities. Average earning assets were $21.6 billion for the first nine months of 2009, an increase of $2.0 billion or 10.1% from the comparable period last year, with average securities and short-term investments up $2.1 billion (primarily mortgage-related securities) while average loans were down $0.1 billion. The decline in average loans was comprised of a $518 million decrease in commercial loans, partially offset by a $264 million increase in residential mortgages and a $172 million increase in retail loans.
Average interest-bearing liabilities of $18.0 billion for the first nine months of 2009 were $1.1 billion or 6.4% higher than the first nine months of 2008. On average, interest-bearing deposits grew $1.8 billion (primarily attributable to $0.8 billion higher network transaction deposits, $0.5 billion higher money market, and $0.3 billion higher brokered CDs), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.4 billion. Average wholesale funding balances decreased $0.7 billion between the comparable nine-month periods, with short-term borrowing lower by $1.0 billion and long-term funding higher by $0.3 billion. As a percentage of total average interest-bearing liabilities, wholesale funding declined from 33.8% for the first nine months of 2008 to 27.8% for the first nine months of 2009.
TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Nine months ended September 30,
	2009			Nine months ended September 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$9,887,868	$334,930	4.53%	$10,405,893	$455,899	5.85%
Residential mortgage	2,457,663	98,159	5.33	2,193,992	97,776	5.95
Retail	3,583,909	149,098	5.56	3,411,742	170,962	6.69

Total loans	15,929,440	582,187	4.88	16,011,627	724,637	6.04
Investments and other (1)	5,690,398	187,491	4.39	3,627,702	144,012	5.29

Total earning assets	21,619,838	769,678	4.75	19,639,329	868,649	5.90
Other assets, net	2,271,326			2,194,335

Total assets	$23,891,164			$21,833,664

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$884,098	$1,034	0.16%	$894,389	$3,118	0.47%
Interest-bearing demand deposits	2,002,929	3,164	0.21	1,791,808	13,131	0.98
Money market deposits	5,300,646	34,516	0.87	4,010,968	61,577	2.05
Time deposits, excluding Brokered CDs	3,951,577	82,275	2.78	3,959,126	115,830	3.91

Total interest-bearing deposits, excluding Brokered CDs	12,139,250	120,989	1.33	10,656,291	193,656	2.43
Brokered CDs	848,538	8,414	1.33	540,689	13,248	3.27

Total interest-bearing deposits	12,987,788	129,403	1.33	11,196,980	206,904	2.47
Wholesale funding	5,006,918	73,991	1.97	5,707,467	136,570	3.20

Total interest-bearing liabilities	17,994,706	203,394	1.51	16,904,447	343,474	2.71

Noninterest-bearing demand deposits	2,820,289			2,419,154
Other liabilities	171,648			147,030
Stockholders’ equity	2,904,521			2,363,033

Total liabilities and equity	$23,891,164			$21,833,664

Interest rate spread			3.24%			3.19%
Net free funds			0.26			0.38

Net interest income, taxable equivalent, and net interest margin		$566,284	3.50%		$525,175	3.57%

Taxable equivalent adjustment		18,632			20,809

Net interest income		$547,652			$504,366

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended September 30, 2009			Three months ended September 30, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$9,503,565	$106,506	4.45%	$10,393,313	$141,040	5.40%
Residential mortgage	2,270,025	29,928	5.26	2,151,163	31,452	5.84
Retail	3,475,305	47,670	5.46	3,659,241	57,477	6.26

Total loans	15,248,895	184,104	4.80	16,203,717	229,969	5.65
Investments and other (1)	5,814,121	60,485	4.16	3,680,717	48,306	5.25

Total earning assets	21,063,016	244,589	4.62	19,884,434	278,275	5.58
Other assets, net	2,299,938			2,188,514

Total assets	$23,362,954			$22,072,948

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$887,176	$353	0.16%	$911,216	$1,027	0.45%
Interest-bearing demand deposits	2,330,976	1,298	0.22	1,771,091	3,366	0.76
Money market deposits	5,540,272	10,538	0.75	4,191,771	19,577	1.86
Time deposits, excluding Brokered CDs	3,847,942	23,998	2.47	3,941,384	34,860	3.52

Total interest-bearing deposits, excluding Brokered CDs	12,606,366	36,187	1.14	10,815,462	58,830	2.16
Brokered CDs	738,145	1,624	0.87	416,038	2,913	2.79

Total interest-bearing deposits	13,344,511	37,811	1.12	11,231,500	61,743	2.19
Wholesale funding	4,067,830	21,604	2.11	5,876,051	43,116	2.92

Total interest-bearing liabilities	17,412,341	59,415	1.36	17,107,551	104,859	2.44

Noninterest-bearing demand deposits	2,919,670			2,478,797
Other liabilities	126,733			132,994
Stockholders’ equity	2,904,210			2,353,606

Total liabilities and equity	$23,362,954			$22,072,948

Interest rate spread			3.26%			3.14%
Net free funds			0.24			0.34

Net interest income, taxable equivalent, and net interest margin		$185,174	3.50%		$173,416	3.48%

Taxable equivalent adjustment		5,938			6,899

Net interest income		$179,236			$166,517

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Nine months ended Sept 30, 2009 versus 2008			Three months ended Sept 30, 2009 versus 2008
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$(120,969)	$(21,819)	$(99,150)	$(34,534)	$(11,294)	$(23,240)
Residential mortgage	383	11,100	(10,717)	(1,524)	1,676	(3,200)
Retail	(21,864)	8,247	(30,111)	(9,807)	(2,762)	(7,045)

Total loans	(142,450)	(2,472)	(139,978)	(45,865)	(12,380)	(33,485)
Investments and other	43,479	71,654	(28,175)	12,179	24,006	(11,827)

Total interest income	(98,971)	69,182	(168,153)	(33,686)	11,626	(45,312)
INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	(2,084)	(36)	(2,048)	(674)	(27)	(647)
Interest-bearing demand deposits	(9,967)	1,385	(11,352)	(2,068)	837	(2,905)
Money market deposits	(27,061)	15,681	(42,742)	(9,039)	5,016	(14,055)
Time deposits, excluding brokered CDs	(33,555)	(221)	(33,334)	(10,862)	(803)	(10,059)

Interest-bearing deposits, excluding Brokered CDs	(72,667)	16,809	(89,476)	(22,643)	5,023	(27,666)
Brokered CDs	(4,834)	5,338	(10,172)	(1,289)	1,443	(2,732)

Total interest-bearing deposits	(77,501)	22,147	(99,648)	(23,932)	6,466	(30,398)
Wholesale funding	(62,579)	(15,212)	(47,367)	(21,512)	(11,326)	(10,186)

Total interest expense	(140,080)	6,935	(147,015)	(45,444)	(4,860)	(40,584)

Net interest income, taxable equivalent	$41,109	$62,247	$(21,138)	$11,758	$16,486	$(4,728)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
The provision for loan losses for the first nine months of 2009 was $355.9 million, compared to $137.0 million for the first nine months of 2008 and $202.1 million for the full year 2008. Net charge offs were $208.7 million for the first nine months of 2009, compared to $91.4 million for the first nine months of 2008 and $137.3 million for full year 2008. Annualized net charge offs as a percent of average loans for the first nine months of 2009 were 1.75%, compared to 0.76% for the first nine months of 2008 and 0.85% for full year 2008. At September 30, 2009, the allowance for loan losses was $412.5 million, up from $246.2 million at September 30, 2008, and up from $265.4 million at December 31, 2008. The ratio of the allowance for loan losses to total loans was 2.79%, compared to 1.51% at September 30, 2008 and 1.63% at December 31, 2008. Nonperforming loans at September 30, 2009, were $886 million, compared to $305 million at September 30, 2008, and $341 million at December 31, 2008. See Tables 8 and 9.
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
Noninterest Income
Noninterest income for the first nine months of 2009 was $266.2 million, up $21.7 million (8.9%) from the first nine months of 2008. Core fee-based revenue (as defined in Table 4 below) was $192.8 million, down $8.1 million (4.0%) from the comparable period last year. Net mortgage banking income was $31.7 million compared to $15.9 million for the first nine months of 2008. Net gains / losses on investment securities was $9.2 million, a favorable change of $26.4 million versus the comparable period in 2008. All other noninterest income categories combined were $32.5 million, down $12.4 million versus the comparable period last year.
TABLE 4
Noninterest Income
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Trust service fees	$9,057	$10,020	$(963)	(9.6)%	$26,103	$30,172	$(4,069)	(13.5)%
Service charges on deposit accounts	30,829	33,609	(2,780)	(8.3)	87,705	87,422	283	0.3
Card-based and other nondeposit fees	11,586	12,517	(931)	(7.4)	33,618	36,243	(2,625)	(7.2)
Retail commission income	15,041	14,928	113	0.8	45,382	47,047	(1,665)	(3.5)

Core fee-based revenue	66,513	71,074	(4,561)	(6.4)	192,808	200,884	(8,076)	(4.0)
Mortgage banking income	9,148	6,865	2,283	33.3	53,164	27,371	25,793	94.2
Mortgage servicing rights expense	10,057	3,294	6,763	205.3	21,509	11,460	10,049	87.7

Mortgage banking, net	(909)	3,571	(4,480)	(125.5)	31,655	15,911	15,744	99.0
Treasury management fees, net	226	1,935	(1,709)	(88.3)	5,245	7,423	(2,178)	(29.3)
Bank owned life insurance (“BOLI”) income	3,789	5,235	(1,446)	(27.6)	12,722	15,093	(2,371)	(15.7)
Other	5,858	6,520	(662)	(10.2)	17,148	23,122	(5,974)	(25.8)

Subtotal (“fee income”)	75,477	88,335	(12,858)	(14.6)	259,578	262,433	(2,855)	(1.1)
Asset sale gains / (losses), net	(126)	573	(699)	(122.0)	(2,520)	(614)	(1,906)	310.4
Investment securities gains / (losses), net	(42)	(13,585)	13,543	(99.7)	9,169	(17,243)	26,412	(153.2)

Total noninterest income	$75,309	$75,323	$(14)	(0.0)%	$266,227	$244,576	$21,651	8.9%

Trust service fees were $26.1 million, down $4.1 million (13.5%) between the comparable nine-month periods, primarily due to weaker stock market performance. The market value of assets under management was $5.2 billion and $5.6 billion at September 30, 2009 and 2008, respectively.
Service charges on deposit accounts were $87.7 million, up $0.3 million (0.3%) over the comparable period last year. The increase was primarily attributable to an increase in business service charges (up $3.0 million, aided by a lower earnings credit rate between the comparable nine-month periods), partially offset by lower nonsufficient funds / overdraft fees (down $2.4 million).
Card-based and other nondeposit fees were $33.6 million, down $2.6 million (7.2%) from the first nine months of 2008, primarily due to a decline in the volume of customer transactions. Retail commission income (which includes commission income from insurance and brokerage product sales) was $45.4 million for the first nine months of 2009, down $1.7 million (3.5%) compared to the first nine months of 2008, including lower brokerage and variable annuity commissions (down $1.1 million to $7.0 million on a combined basis) and decreases in insurance commissions (down $0.5 million to $33.1 million), while fixed annuity commissions were relatively flat.
Net mortgage banking income was $31.7 million for the first nine months of 2009, up $15.7 million compared to the first nine months of 2008. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”)) was $53.2 million for the first nine months of 2009, an increase of $25.8 million compared to the first nine months of 2008. This $25.8 million increase between the comparable year-to-date periods is primarily attributable to higher gains on sales and related income (up $24.0 million). Secondary mortgage production was $3.1 billion for the first nine months of 2009, an increase of 162% versus secondary mortgage production of $1.2 billion for the first nine months of 2008.
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $10.1 million higher than the first nine months of 2008, with a $7.9 million increase to the valuation reserve (comprised of a $7.5 million addition to the valuation reserve for the first nine months of 2009 compared to a $0.4 million recovery to the valuation reserve for the first nine months of 2008) and $2.2 million higher base amortization. As mortgage interest rates decline, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, potentially requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, potentially requiring less valuation reserve. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. At September 30, 2009, the mortgage servicing rights asset, net of its valuation allowance, was $61.1 million, representing 82 bp of the $7.5 billion servicing portfolio, compared to a net mortgage servicing rights asset of $54.0 million, representing 82 bp of the $6.6 billion servicing portfolio at September 30, 2008. The valuation of the mortgage servicing rights asset is considered a critical accounting policy. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Treasury management fees (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $5.2 million, a decrease of $2.2 million compared to the first nine months of 2008, due to a $2.5 million decrease in interest rate risk related fees, partially offset by a $0.3 million increase in foreign currency related fees. BOLI income was $12.7 million, down $2.4 million (15.7%) from the first nine months of 2008, due to the market impacts on the underlying assets of the BOLI investment. Other income of $17.1 million was $6.0 million lower than first nine months of 2008, with 2008 including a $0.8 million gain on an ownership interest divestiture and $4.7 million in gains related to Visa, Inc. (“Visa”) matters, while 2009 includes $0.3 million in gains related to Visa matters.
The Visa matters in the first nine months of 2008 resulted in the Corporation recording a total gain of $4.7 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008 and a $1.5 million gain and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. During 2009, the Corporation recorded a gain of $0.3 million and a corresponding receivable for the Corporation’s additional pro rata interest in the Visa litigation escrow account. For additional discussion of the Visa matters see Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.
Net asset sale losses were $2.5 million for the first nine months of 2009, compared to net asset sale losses of $0.6 million for the comparable period last year, with the $1.9 million increase primarily due to higher losses on sales of other real estate owned. Net investment securities gains of $9.2 million for the first nine months of 2009 were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and credit-related other-than-temporary write-downs of $2.5 million on the Corporation’s holding of a trust preferred debt security, a non-agency mortgage-related security, and various equity securities, while net investment securities losses of $17.2 million for the first nine months of 2008 were attributable to other-than-temporary write-downs on the Corporation’s holding of various debt and equity securities (including a $12.3 million write-down on two preferred stocks, a $3.5 million write-down on two trust preferred debt securities, and $1.4 million write-down on three common equity securities). See Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.
Noninterest Expense
Noninterest expense was $452.4 million for the first nine months of 2009, up $43.7 million (10.7%) over the first nine months of 2008. Personnel expense was down $0.3 million (0.1%) between the comparable nine-month periods, FDIC expense increased $30.7 million, and foreclosure / OREO expense was up $20.3 million, while all remaining expense categories on a combined basis were down $7.0 million (4.2%).
TABLE 5
Noninterest Expense
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2009	2008	Change	Change	2009	2008	Change	Change

Personnel expense	$73,501	$78,395	$(4,894)	(6.2)%	$231,770	$232,104	$(334)	(0.1)%
Occupancy	11,949	12,037	(88)	(0.7)	37,171	37,327	(156)	(0.4)
Equipment	4,575	5,088	(513)	(10.1)	13,834	14,338	(504)	(3.5)
Data processing	7,442	7,634	(192)	(2.5)	23,165	23,005	160	0.7
Business development and advertising	3,910	5,175	(1,265)	(24.4)	13,590	15,353	(1,763)	(11.5)
Other intangible asset amortization expense	1,386	1,568	(182)	(11.6)	4,157	4,705	(548)	(11.6)
Stationery and supplies	1,280	1,755	(475)	(27.1)	4,632	5,763	(1,131)	(19.6)
FDIC expense	8,451	791	7,660	N/M	32,316	1,594	30,722	N/M
Courier	1,096	1,594	(498)	(31.2)	3,601	4,645	(1,044)	(22.5)
Postage	1,668	1,848	(180)	(9.7)	5,553	5,735	(182)	(3.2)
Legal and professional	3,349	3,538	(189)	(5.3)	13,176	9,255	3,921	42.4
Foreclosure / OREO expense	8,688	2,427	6,261	258.0	27,277	6,969	20,308	291.4
Other	13,816	14,727	(911)	(6.2)	42,164	47,917	(5,753)	(12.0)

Total noninterest expense	$141,111	$136,577	$4,534	3.3%	$452,406	$408,710	$43,696	10.7%

N/M — Not meaningful.
Personnel expense (which includes salary and commission-related expenses and fringe benefit expenses) was $231.8 million for the first nine months of 2009, down $0.3 million (0.1%) versus the comparable period of 2008. Average full-time equivalent employees were 5,088 for the first nine months of 2009, down 1.0% from 5,137 for the first nine months of 2008. Salary-related expenses increased $0.3 million (0.2%). This increase was primarily the result of higher compensation and commissions (up $6.4 million or 3.8%, including merit increases between the years, higher commissions due to current secondary mortgage production volume, and higher compensation related to the vesting of stock options and restricted stock grants) and $1.7 million attributable to an executive separation agreement, while formal / discretionary bonuses declined (down $7.5 million). Fringe benefit expenses were down $0.6 million (1.4%) versus the first nine months of 2008, primarily from lower costs of premium-based benefits (down $1.4 million, aided by health care cost management), partially offset by higher benefit plan and other fringe benefit expenses (up $0.8 million).
Compared to the first nine months of 2008, occupancy expense of $37.2 million was down $0.2 million (0.4%), equipment expense of $13.8 million was down $0.5 million (3.5%), data processing of $23.2 million was up $0.2 million (0.7%), business development and advertising of $13.6 million was down $1.8 million (11.5%), stationery and supplies of $4.6 million was down $1.1 million (19.6%), and courier expense of $3.6 million was down $1.0 million (22.5%), reflecting efforts to control selected discretionary expenses. Other intangible asset amortization decreased $0.5 million (11.6%), attributable to the full amortization of certain intangible assets during 2008. FDIC expense increased $30.7 million as the one-time assessment credit was exhausted, the assessment rate more than doubled in January 2009, and the second quarter of 2009 included a special assessment of $11.3 million. Legal and professional fees of $13.2 million increased $3.9 million primarily due to higher legal and other professional consultant costs related to increased foreclosure activities and other corporate projects. Foreclosure / OREO expenses of $27.3 million increased $20.3 million, including an $11.4 million increase in OREO write-downs (primarily attributable to a $7 million write-down on a foreclosed property) and a general rise in foreclosure expenses (impacted by the continued deterioration of the real estate market). Other expense decreased $5.8 million (12.0%) from the comparable period last year, with the first nine months of 2008 including a $2.3 million increase to the reserve for losses on unfunded commitments, as well as declines in miscellaneous other expense categories given the efforts to control selected discretionary expenses. For the remainder of 2009, the Corporation expects the level of total noninterest expense to remain at levels approximating those experienced during the third quarter of 2009 due to the sustained effort to manage expenses.
Income Taxes
For the first nine months of 2009, the Corporation recognized income tax benefit of $35.8 million compared to income tax expense of $51.6 million for the first nine months of 2008. The reduction in income tax expense was primarily due to the level of pretax income between the comparable nine-month periods. In addition, during the first quarter of 2009 the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets. Also, the first quarter 2008 resolution of certain tax matters and changes in the estimated exposure of uncertain tax positions, partially offset by the increase in valuation allowance related to certain deferred tax assets, resulted in the net reduction of previously recorded tax liabilities and income tax expense of approximately $4.4 million.
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
Balance Sheet
At September 30, 2009, total assets were $22.9 billion, a decrease of $1.3 billion (5%) since December 31, 2008. The decrease in assets was primarily due to a $1.5 billion decline in loans and a $147 million increase in the allowance for loan losses, partially offset by a $508 million increase in investment securities available for sale. The growth in investment securities was primarily funded by deposits, as both short-term borrowings and long-term funding declined since year end 2008.
Loans of $14.8 billion at September 30, 2009, were down $1.5 billion (9%) from December 31, 2008, with declines in both commercial and retail loan balances, and a slight shift in the mix of loans between the

September and December periods. The decline in loans since year-end 2008 was predominantly due to commercial loans (down $1.1 billion, led by commercial, financial and agriculture loans and real estate construction) and home equity (down $292 million). Investment securities available for sale were $5.7 billion, up $508 million over year-end 2008 (primarily in mortgage-related investment securities). For the remainder of 2009, the Corporation anticipates that loan balances will continue to decline due to reduced demand related to the continued economic uncertainty, as well as changes to the current credit policies.
At September 30, 2009, total deposits of $16.4 billion were up $1.3 billion (9%) from December 31, 2008, primarily attributable to increases in money market and interest-bearing demand deposits. Since year-end 2008, money market deposits increased $798 million (including a $235 million increase in network transaction deposits) and interest-bearing demand deposits grew $599 million, while other time deposits decreased $170 million and brokered CDs declined $136 million. Noninterest-bearing demand deposits grew $170 million to $3.0 billion and represented 18% of total deposits, compared to 19% of total deposits at December 31, 2008. Wholesale funding of $3.3 billion was down $2.3 billion since year-end 2008, with short-term borrowings down $2.2 billion and long-term funding down $0.1 billion.
Since September 30, 2008, loans decreased $1.5 billion (9%), with commercial loans down $1.1 billion (11%) and home equity down $302 million (10%). Since September 30, 2008, deposits grew $2.2 billion, primarily attributable to a $1.1 billion increase in money market deposits (which includes a $411 million increase in network transaction deposits), a $728 million increase in interest-bearing demand deposits, and a $439 million increase in noninterest-bearing demand deposits.
TABLE 6
Period End Loan Composition
($ in Thousands)

	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$3,613,457	25%	$3,904,925	25%	$4,160,274	26%	$4,388,691	27%	$4,343,208	27%
Commercial real estate	3,902,340	26	3,737,749	24	3,575,301	22	3,566,551	22	3,534,791	22
Real estate construction	1,611,857	11	1,963,919	13	2,228,090	14	2,260,888	13	2,363,116	14
Lease financing	102,130	1	110,262	1	116,100	1	122,113	1	125,907	1

Commercial	9,229,784	63	9,716,855	63	10,079,765	63	10,338,243	63	10,367,022	64
Home equity (1)	2,591,262	17	2,656,747	17	2,784,248	18	2,883,317	18	2,892,952	18
Installment	885,970	6	844,065	6	853,214	5	827,303	5	842,741	5

Retail	3,477,232	23	3,500,812	23	3,637,462	23	3,710,620	23	3,735,693	23
Residential mortgage	2,058,581	14	2,092,440	14	2,200,725	14	2,235,045	14	2,169,772	13

Total loans	$14,765,597	100%	$15,310,107	100%	$15,917,952	100%	$16,283,908	100%	$16,272,487	100%

(1) Home equity includes home equity lines and residential mortgage junior liens.

Farmland	$48,584	1%	$52,010	1%	$56,258	2%	$57,242	1%	$58,015	2%
Multi-family	538,724	14	500,363	13	507,722	14	496,059	14	503,450	14
Owner occupied	1,264,295	32	1,335,935	36	1,258,677	35	1,239,139	35	1,218,441	34
Non-owner occupied	2,050,737	53	1,849,441	50	1,752,644	49	1,774,111	50	1,754,885	50

Commercial real estate	$3,902,340	100%	$3,737,749	100%	$3,575,301	100%	$3,566,551	100%	$3,534,791	100%

1-4 family construction	$293,568	18%	$329,699	17%	$398,711	18%	$423,137	19%	$438,323	19%
All other construction	1,318,289	82	1,634,220	83	1,829,379	82	1,837,751	81	1,924,793	81

Real estate construction	$1,611,857	100%	$1,963,919	100%	$2,228,090	100%	$2,260,888	100%	$2,363,116	100%

TABLE 7
Period End Deposit Composition
($ in Thousands)

	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,984,486	18%	$2,846,570	17%	$2,818,088	18%	$2,814,079	19%	$2,545,779	18%
Savings	871,539	5	898,527	6	895,310	6	841,129	6	888,731	6
Interest-bearing demand	2,395,429	15	2,242,800	14	1,796,724	11	1,796,405	12	1,667,640	12
Money market	5,724,418	35	5,410,498	33	5,410,095	34	4,926,088	32	4,608,686	32
Brokered CDs	653,090	4	930,582	6	922,491	6	789,536	5	579,607	4
Other time	3,817,147	23	3,991,414	24	4,030,481	25	3,987,559	26	3,955,224	28

Total deposits	$16,446,109	100%	$16,320,391	100%	$15,873,189	100%	$15,154,796	100%	$14,245,667	100%

Total deposits, excluding Brokered CDs	$15,793,019	96%	$15,389,809	94%	$14,950,698	94%	$14,365,260	95%	$13,666,060	96%
Network transaction deposits included above in interest-bearing demand and money market	$1,767,271	11%	$1,605,722	10%	$1,759,656	11%	$1,530,675	10%	$1,356,616	10%
Total deposits, excluding Brokered CDs and network transaction deposits	$14,025,748	85%	$13,784,087	84%	$13,191,042	83%	$12,834,585	85%	$12,309,444	86%
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
The allocation methodology used at September 30, 2009 and December 31, 2008 was comparable, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of special mention, substandard, or doubtful) and non-criticized loan categories (which include watch rated loans), into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. In the first quarter of 2009, the definition of criticized loans was changed to exclude watch rated loans to be consistent with the regulatory definition of criticized loans.

At September 30, 2009, the allowance for loan losses was $412.5 million compared to $246.2 million at September 30, 2008, and $265.4 million at December 31, 2008. The allowance for loan losses to total loans at September 30, 2009, was 2.79% and covered 47% of nonperforming loans, compared to 1.51% and 81%, respectively, at September 30, 2008, and 1.63% and 78%, respectively, at December 31, 2008. At September 30, 2009, the Corporation had $684.1 million of specifically identified nonaccrual commercial loans with a current allowance for loan losses allocation of $72.9 million and for which the Corporation had recognized $116.9 million of net charge offs. Management’s allowance methodology includes an impairment analysis on specifically identified commercial loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall adequacy of the allowance for loan losses. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses and nonperforming assets.
The provision for loan losses for the first nine months of 2009 was $355.9 million, compared to $137.0 million for the first nine months of 2008, and $202.1 million for the full year 2008. Gross charge offs were $215.8 million for the nine months ended September 30, 2009, $98.1 million for the comparable period ended September 30, 2008, and $145.8 million for the full 2008 year, while recoveries for the corresponding periods were $7.1 million, $6.7 million and $8.6 million, respectively. The increase in net charge offs was primarily due to larger specific commercial charge offs (including charge offs of $58 million attributable to 5 specific commercial, financial, and agricultural credits (of which, $25.0 million was due to a specific financial institution), as well as higher charge offs on commercial credits directly related to the housing industry or impacted by the prolonged weak real estate and economic environments), and due to a general rise in home equity and residential mortgage net charge offs (primarily attributable to deteriorating economic conditions and a weak housing market). The ratio of net charge offs to average loans on an annualized basis was 1.75%, 0.76%, and 0.85% for the nine-month periods ended September 30, 2009 and 2008, and for the 2008 year, respectively.
The current market conditions continue to present unique asset quality issues for the banking industry (including the ongoing effects of weak economic conditions; soft commercial and residential real estate markets; and waning consumer confidence) and for the Corporation (including elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s longer-term historical experience). In a stressed real estate market, such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the amount of loss incurred and the appropriate amount of allowance for loan losses to record at the measurement date. While the likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote, declining collateral values have significantly contributed to the elevated levels of net charge offs and the increase in the provision for loan losses that the Corporation has experienced in recent quarters. Based on these current market conditions and our continuous monitoring of specific individual nonperforming and potential problem loans, we anticipate that net charge offs and the provision for loan losses will remain elevated as the impact of the weak economy and stress on our customers continues. We cannot predict the duration of asset quality stress for future periods, given uncertainty as to the magnitude and scope of economic weakness in our markets, on our customers, and on underlying real estate values (residential and commercial).
While there was minimal change in overall loan mix (see section “Balance Sheet” and Table 6), loans declined $1.5 billion since year-end 2008 in both commercial and retail loan categories (particularly commercial, financial and agricultural loans, real estate construction, and home equity); and compared to September 30, 2008, loans declined $1.5 billion. During the third quarter of 2009, the growth in criticized commercial loans, potential problem loans, nonperforming loans, and loans past due 30-89 days began to moderate compared to the growth experienced in these categories during the first two quarters of 2009. Criticized commercial loans increased 6% since June 30, 2009, and increased 66% since year-end 2008, with continued stress on borrowers from difficult economic conditions and negative commercial and residential real estate market issues pervading into many related businesses; and compared to a year ago, criticized commercial loans increased 84%. At September 30, 2009, criticized commercial loans represented 21% of total loans (with commercial, financial, and agricultural loans, real estate construction loans, and commercial real estate loans representing 7%, 6%, and 8%, respectively, of total loans), compared to 12% of total loans at December 31, 2008 (with commercial, financial, and agricultural loans, real estate construction loans, commercial real estate loans, and residential real estate loans representing 4%, 4%, 3%, and 1%, respectively, of total loans) and 10% of total loans at September 30, 2008 (with commercial, financial, and agricultural loans, real estate construction loans, commercial real estate loans, and residential real estate loans representing 3%, 4%, 2%, and 1%, respectively, of total loans). Loans past due 30-89 days decreased $15 million since year end 2008, with commercial past due loans down $16 million and consumer-related past due loans up $1 million, and decreased $34 million since June 30, 2009, including a $35 million decrease in commercial past due loans and a $1 million increase in consumer-related past due loans. Since year-end 2008, nonperforming loans rose $545 million to $886 million at September 30, 2009, with commercial nonperforming loans up $487 million (primarily attributable to larger construction and other commercial credits directly related to the housing industry or impacted by the prolonged weak real estate market and economic environment) to $744 million, and total consumer-related nonperforming loans up $58 million to $142 million (Table 9). On a sequential quarter basis, nonperforming loans increased $152 million, including a $124 million increase in commercial nonperforming loans and a $28 million increase in consumer-related nonperforming loans. Nonperforming loans to total loans were 6.00%, 2.09% and 1.87% at September 30, 2009, and December 31 and September 30, 2008, respectively. The allowance for loan losses to loans increased to 2.79% at September 30, 2009, from 1.63% at year-end 2008, as the provision for loan losses for the first nine months of 2009 exceeded net charge offs by $147.2 million, while the allowance for loan losses to loans was 1.51% at September 30, 2008.
Management believes the level of the allowance for loan losses to be appropriate at September 30, 2009.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures compared to the Corporation’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the nine months						At and for the year
	ended September 30,						ended December 31,

	2009			2008			2008

Allowance for Loan Losses:
Balance at beginning of period	$265,378			$200,570			$200,570
Provision for loan losses	355,856			137,014			202,058
Charge offs	(215,839)			(98,076)			(145,826)
Recoveries	7,135			6,681			8,576

Net charge offs	(208,704)			(91,395)			(137,250)

Balance at end of period	$412,530			$246,189			$265,378

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$112,737	375		$23,750	73		$39,207	90
Commercial real estate (CRE)	15,689	57		9,106	34		12,541	35
Real estate construction	32,538	212		38,011	217		55,709	238
Lease financing	1,309	155		368	41		570	47

Total commercial	162,273	219		71,235	91		108,027	104
Home equity	32,287	158		13,669	71		19,627	74
Installment	6,740	105		4,151	66		6,160	74

Total retail	39,027	146		17,820	70		25,787	74
Residential mortgage	7,404	40		2,340	14		3,436	16

Total net charge offs	$208,704	175		$91,395	76		$137,250	85

CRE & Construction Net Charge Off Detail:					(A	)	(A )	(A	)
Farmland	$171	42		$(1)	—		$74	13
Multi-family	1,525	40		374	10		1,116	22
Owner occupied	5,339	55		3,834	41		4,627	37
Non-owner occupied	8,654	63		4,899	37		6,724	38

Commercial real estate	$15,689	57		$9,106	34		$12,541	35

1-4 family construction	$14,736	543		$15,205	466		$21,724	496
All other construction	17,802	141		22,806	160		33,985	178

Real estate construction	$32,538	212		$38,011	217		$55,709	238

(A)	— Annualized ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans	2.79%	1.51%	1.63%
Allowance for loan losses to net charge offs (annualized)	1.5%	2.0%	1.9%

TABLE 8 (continued)
Allowance for Loan Losses
($ in Thousands)

	September 30,			June 30,			March 31,			December 31,			September 30,
Quarterly Trends:	2009			2009			2009			2008			2008

Allowance for Loan Losses:
Balance at beginning of period	$407,167			$313,228			$265,378			$246,189			$229,605
Provision for loan losses	95,410			155,022			105,424			65,044			55,011
Charge offs	(92,340)			(63,325)			(60,174)			(47,750)			(40,344)
Recoveries	2,293			2,242			2,600			1,895			1,917

Net charge offs	(90,047)			(61,083)			(57,574)			(45,855)			(38,427)

Balance at end of period	$412,530			$407,167			$313,228			$265,378			$246,189

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$57,480	611		$19,367	191		$35,890	341		$15,457	143		$7,813	72
Commercial real estate (CRE)	4,449	45		8,382	92		2,858	32		3,435	39		3,650	41
Real estate construction	12,837	285		16,249	307		3,452	62		17,698	299		19,715	328
Lease financing	319	119		988	349		2	1		202	65		140	45

Total commercial	75,085	313		44,986	182		42,202	167		36,792	142		31,318	120
Home equity	11,202	170		10,343	152		10,742	153		5,958	82		4,543	64
Installment	2,433	113		2,321	110		1,986	94		2,009	96		1,426	69

Total retail	13,635	156		12,664	142		12,728	139		7,967	85		5,969	65
Residential mortgage	1,327	23		3,433	53		2,644	43		1,096	20		1,140	21

Total net charge offs	$90,047	234		$61,083	152		$57,574	142		$45,855	112		$38,427	94

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)		(A	)		(A	)
Farmland	$—	—		$210	154		$(39)	(28)		$75	52		$—	—
Multi-family	444	33		412	33		669	54		742	59		(32)	(2)
Owner occupied	2,102	62		2,371	74		866	28		793	26		93	3
Non-owner occupied	1,903	39		5,389	121		1,362	31		1,825	41		3,589	81

Commercial real estate	$4,449	45		$8,382	92		$2,858	32		$3,435	39		$3,650	41

1-4 family construction	$11,459	N/M		$2,401	274		$876	86		$6,519	584		$4,022	364
All other construction	1,378	37		13,848	313		2,576	57		11,179	232		15,693	320

Real estate construction	$12,837	285		$16,249	307		$3,452	62		$17,698	299		$19,715	328

N/M — Not meaningful.

TABLE 9
Nonperforming Assets
($ in Thousands)

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
	2009	2009	2009	2008	2008

Nonperforming assets:
Nonaccrual loans:
Commercial	$737,817	$616,434	$355,579	$257,322	$235,288
Residential mortgage	75,681	57,277	51,248	45,146	36,094
Retail	31,822	26,803	26,419	24,389	18,657

Total nonaccrual loans	845,320	700,514	433,246	326,857	290,039
Accruing loans past due 90 days or more:
Commercial	6,155	3,339	905	—	1,870
Residential mortgage	—	—	10	10	11
Retail	17,019	16,446	15,087	13,801	12,750

Total accruing loans past due 90 days or more	23,174	19,785	16,002	13,811	14,631
Restructured loans	17,256	13,089	2,927	—	—

Total nonperforming loans	885,750	733,388	452,175	340,668	304,670
Other real estate owned (OREO)	60,010	51,633	54,883	48,710	46,473
Total nonperforming assets	$945,760	$785,021	$507,058	$389,378	$351,143

Ratios:
Nonperforming loans to total loans	6.00%	4.79%	2.84%	2.09%	1.87%
Nonperforming assets to total loans plus OREO	6.38	5.11	3.17	2.38	2.15
Nonperforming assets to total assets	4.13	3.27	2.08	1.61	1.56
Allowance for loan losses to nonperforming loans	46.57	55.52	69.27	77.90	80.81
Allowance for loan losses to total loans	2.79	2.66	1.97	1.63	1.51

Nonperforming assets by type:
Commercial, financial, and agricultural	$209,843	$187,943	$102,257	$104,664	$85,995
Commercial real estate (CRE)	213,736	165,929	100,838	62,423	52,875
Real estate construction	301,844	264,402	152,008	90,048	98,205
Leasing	18,814	1,929	1,707	187	83

Total commercial	744,237	620,203	356,810	257,322	237,158
Home equity	45,905	38,474	35,224	31,035	25,372
Installment	7,387	7,545	6,755	7,155	6,035

Total retail	53,292	46,019	41,979	38,190	31,407
Residential mortgage	88,221	67,166	53,386	45,156	36,105

Total nonperforming loans	885,750	733,388	452,175	340,668	304,670
Commercial real estate owned	45,188	36,818	36,729	28,724	29,581
Residential real estate owned	11,635	11,628	13,484	15,178	12,084
Bank properties real estate owned	3,187	3,187	4,670	4,808	4,808

Other real estate owned	60,010	51,633	54,883	48,710	46,473

Total nonperforming assets	$945,760	$785,021	$507,058	$389,378	$351,143

CRE & Construction Nonperforming Loan Detail:
Farmland	$1,303	$400	$706	$36	$267
Multi-family	23,317	13,696	11,414	10,819	9,296
Owner occupied	46,623	45,304	35,867	22,999	16,478
Non-owner occupied	142,493	106,529	52,851	28,569	26,834

Commercial real estate	$213,736	$165,929	$100,838	$62,423	$52,875

1-4 family construction	$88,849	$91,216	$58,443	$38,727	$40,441
All other construction	212,995	173,186	93,565	51,321	57,764

Real estate construction	$301,844	$264,402	$152,008	$90,048	$98,205

TABLE 9 (continued)
Nonperforming Assets
($ in Thousands)

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
	2009	2009	2009	2008	2008

Loans 30-89 days past due by type:
Commercial, financial, and agricultural	$43,159	$47,515	$60,838	$40,109	$61,344
Commercial real estate (CRE)	50,029	66,288	61,587	83,066	40,965
Real estate construction	39,184	35,166	75,136	25,266	44,587
Leasing	873	18,833	759	370	5,147

Total commercial	133,245	167,802	198,320	148,811	152,043
Home equity	16,852	19,755	18,137	16,606	14,775
Installment	7,401	7,577	10,382	9,733	9,371

Total retail	24,253	27,332	28,519	26,339	24,146
Residential mortgage	17,994	14,189	19,015	14,962	15,325

Total loans past due 30-89 days	$175,492	$209,323	$245,854	$190,112	$191,514

CRE & Construction Past Due Loan Detail:
Farmland	$265	$1,493	$1,257	$892	$646
Multi-family	2,780	4,120	5,168	3,394	2,808
Owner occupied	21,071	28,339	16,072	13,179	15,468
Non-owner occupied	25,913	32,336	39,090	65,601	22,043

Commercial real estate	$50,029	$66,288	$61,587	$83,066	$40,965

1-4 family construction	$9,530	$14,668	$29,753	$6,150	$7,937
All other construction	29,654	20,498	45,383	19,116	36,650

Real estate construction	$39,184	$35,166	$75,136	$25,266	$44,587

Potential problem loans	$1,573,903	$1,426,171	$1,016,551	$937,802	$765,641
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $18.8 million, $13.0 million and $14.7 million of these past due student loans at September 30, 2009, September 30, 2008, and December 31, 2008, respectively.
Nonperforming loans were $886 million at September 30, 2009, compared to $305 million at September 30, 2008 and $341 million at year-end 2008, reflecting in part the impact of the weak real estate markets and economic environment on the Corporation’s customers. Loans past due 30-89 days were $175 million at September 30, 2009, a decrease of $16 million from September 30, 2008 and a decrease of $15 million from December 31, 2008. The ratio of nonperforming loans to total loans was 6.00% at September 30, 2009, compared to 1.87% at September 30, 2008 and 2.09% at year-end 2008. The Corporation’s allowance for loan losses to nonperforming loans was 47% at September 30, 2009, down from 81% at September 30, 2008, and 78% at December 31, 2008.

The recent market conditions have been marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs brought on by deteriorating real estate conditions and the weak economy, and was especially impacted by several larger individual commercial credit relationships. As shown in Table 9, total nonperforming loans were up $545 million since year-end 2008, with commercial nonperforming loans up $487 million (primarily attributable to larger construction and other commercial credits directly related to the housing industry or impacted by the prolonged weak real estate market and economic environment) and consumer-related nonperforming loans were up $58 million. Since September 30, 2008, total nonperforming loans increased $581 million, with commercial nonperforming loans up $507 million, while consumer-related nonperforming loans increased $74 million. The addition of these larger individual commercial credit relationships during 2008 and 2009 was the primary cause for the decline in the ratio of the allowance for loan losses to nonperforming loans. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at September 30, 2009, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger individual commercial credit relationships, as well as other factors, in determining the overall adequacy of the allowance for loan losses.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognized a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2009, potential problem loans totaled $1.6 billion, compared to $0.9 billion at December 31, 2008. The $0.7 billion increase in potential problem loans since December 31, 2008, was primarily due to a $344 million increase in commercial real estate, a $150 million increase in real estate construction, and a $118 million increase in commercial, financial, and agricultural. The current rise in and level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on the underlying real estate values (both residential and commercial).
Other Real Estate Owned: Other real estate owned was $60.0 million at September 30, 2009, compared to $46.5 million at September 30, 2008, and $48.7 million at year-end 2008. The $13.5 million increase in other real estate owned between the September 30 periods was predominantly due to a $15.6 million increase in commercial real estate owned (with $21.7 million attributable to 10 larger commercial foreclosures, net of write-downs of $11 million on one large commercial property), partially offset by a $1.6 million decrease to bank premises no longer used for banking and reclassified into other real estate owned, and a $0.5 million decrease in residential real estate owned. Since year-end 2008, commercial real estate owned increased $16.4 million (with $20.4 million attributable to 9 larger commercial foreclosures, net of write-downs of $8 million on one large commercial property), while residential real estate owned decreased $3.5 million and bank properties real estate owned decreased by $1.6 million, for a net increase in other real estate owned of $11.3 million.

Recent Regulatory Developments
As discussed in Note 16, “Subsequent Event – Recent Regulatory Developments,” of the notes to consolidated financial statements, our subsidiary bank has entered into an MOU with the OCC.
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
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is provided from the sale of investment securities, lines of credit with major banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs and is currently exploring options to replace the subordinated note offering which matures in 2011. The Corporation’s capital can be a source of funding and liquidity as well (see section “Capital”). The current volatility and disruptions in the capital markets may impact the Corporation’s ability to access certain liquidity sources in the same manner as the Corporation had in the past.
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At September 30, 2009, the Corporation was in compliance with its internal liquidity objectives.
While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s and Standard and Poor’s (“S&P”). Credit ratings by these nationally recognized statistical rating agencies are an important component of the Corporation’s liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets, but also the cost of these funds. The Corporation’s credit rating was downgraded by S&P in May 2009 and the rating agencies continue to focus on the banking industry. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The current credit ratings of the Parent Company and its subsidiary bank are displayed below.

	September 30, 2009		December 31, 2008

Credit Ratings	Moody’s	S&P	Moody’s	S&P

Bank short-term	P1	A2	P1	A2
Bank long-term	A1	BBB+	A1	A-
Corporation short-term	P1	A2	P1	A2
Corporation long-term	A2	BBB	A2	BBB+
Subordinated debt long-term	A3	BBB-	A3	BBB
The Corporation also has funding sources that could be used to increase liquidity and provide additional financial flexibility. At September 30, 2009, $200 million of commercial paper was available under the

Parent Company’s $200 million commercial paper program.
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
A bank note program associated with Associated Bank, National Association, (the “Bank”) was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2009, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at September 30, 2009. The 2005 bank note program will be utilized upon completion of the 2000 bank note program. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.0 billion of FHLB advances was outstanding at September 30, 2009). The Bank also issues institutional certificates of deposit, network deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2009, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.7 billion available for sale investment securities portfolio at September 30, 2009, $2.4 billion was pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
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
For the nine months ended September 30, 2009, net cash provided by operating and investing activities was $0.1 billion and $0.9 billion, respectively, while financing activities used net cash of $1.1 billion, for a net decrease in cash and cash equivalents of $0.1 billion since year-end 2008. Generally, during the first nine months of 2009, net assets decreased $1.3 billion (5.4%), including a decrease in loans (down $1.5 billion), partially offset by an increase in investment securities (up $508 million). The $1.3 billion increase in deposits was predominantly used to fund the change in assets and repay wholesale funding as well as to provide for the payment of cash dividends to the Corporation’s stockholders.
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2009, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 10 summarizes significant contractual obligations and other commitments at September 30, 2009, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 10: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$3,573,235	$787,404	$109,019	$579	$4,470,237
Short-term borrowings	1,517,594	—	—	—	1,517,594
Long-term funding	617,505	899,802	97	244,102	1,761,506
Operating leases	11,764	19,270	13,324	14,751	59,109
Commitments to extend credit	3,462,570	867,931	183,408	58,531	4,572,440

Total	$9,182,668	$2,574,407	$305,848	$317,963	$12,380,886

As discussed in Note 16, “Subsequent Event — Recent Regulatory Developments,” of the notes to consolidated financial statements, our subsidiary bank has entered into an MOU with the OCC. In connection with the MOU, the Corporation will commit to act as a primary or contingent source of capital to support the specified capital levels beginning March 31, 2010 until the MOU is no longer in effect. The dollar amount of this commitment, however, is uncertain at this time.
Capital
Stockholders’ equity at September 30, 2009 was $2.9 billion, minimally changed (up $48 million) from December 31, 2008. The change in stockholders’ equity between the two periods was primarily composed of the retention of earnings, with offsetting decreases to stockholders’ equity for the payment of cash dividends. Cash dividends of $0.42 per share were paid in the first nine months of 2009, compared to $0.95 per share in the first nine months of 2008. At September 30, 2009, stockholders’ equity included $64.9 million of accumulated other comprehensive income compared to $55,000 of accumulated other comprehensive income at December 31, 2008. The $64.9 million improvement in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $36.6 million at December 31, 2008, to unrealized gains of $97.6 million at September 30, 2009), as well as a $3.5 million decrease in the unrealized loss on cash flow hedges, net of the tax effect. Stockholders’ equity to assets was 12.78% and 11.89% at September 30, 2009 and December 31, 2008, respectively.

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
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2008 and through September 30, 2009, no shares were repurchased under this authorization. At September 30, 2009, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.
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

TABLE 11
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2009	2009	2009	2008	2008

Total stockholders’ equity	$2,924,659	$2,873,768	$2,897,169	$2,876,503	$2,364,247
Tier 1 capital	2,103,581	2,098,647	2,115,120	2,117,680	1,614,247
Total capital	2,372,711	2,418,084	2,443,772	2,446,597	1,939,639
Market capitalization	1,460,207	1,598,263	1,975,437	2,674,059	2,546,538

Book value per common share	$18.88	$18.49	$18.68	$18.54	$18.52
Tangible book value per common share	11.38	10.97	11.15	10.99	10.96
Cash dividend per common share	0.05	0.05	0.32	0.32	0.32
Stock price at end of period	11.42	12.50	15.45	20.93	19.95
Low closing price for the period	9.21	12.50	10.60	15.72	14.85
High closing price for the period	12.67	19.00	21.39	24.21	25.92

Total stockholders’ equity / assets	12.78%	11.97%	11.90%	11.89%	10.51%
Tangible common equity / tangible assets (1)	6.64	6.09	6.10	6.05	6.50
Tangible stockholders’ equity / tangible assets (2)	8.96	8.30	8.27	8.23	6.50
Tier 1 common equity / risk-weighted assets (3)	8.67	8.21	7.91	7.90	8.05
Tier 1 leverage ratio	9.35	9.06	9.06	9.75	7.63
Tier 1 risk-based capital ratio	13.14	12.45	11.93	11.91	9.22
Total risk-based capital ratio	14.83	14.35	13.79	13.76	11.08

Shares outstanding (period end)	127,864	127,861	127,860	127,762	127,646
Basic shares outstanding (average)	127,863	127,861	127,839	127,717	127,553
Diluted shares outstanding (average)	127,863	127,861	127,845	127,810	127,622

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.
Comparable Third Quarter Results
Net income available to common equity for the third quarter of 2009 was $8.7 million, down $29.1 million from net income available to common equity of $37.8 million for the third quarter of 2008. Return on average equity was 2.19% for third quarter 2009 versus 6.38% for third quarter 2008, while return on average assets was 0.27% compared to 0.68% for third quarter 2008. Tables 1 through 10 present selected comparable quarter data.
Net interest income of $179.2 million for the third quarter of 2009, was up $12.7 million (7.6%) versus third quarter 2008, while taxable equivalent net interest income was $185.2 million, $11.8 million (6.8%) higher than the third quarter of 2008. The increase in taxable equivalent net interest income was attributable to a favorable volume variance (increasing taxable equivalent net interest income by $16.5 million), offset by an unfavorable rate variance (decreasing taxable equivalent net interest income by $4.7 million). See Tables 2 and 3. Average earning assets of $21.1 billion in the third quarter of 2009 increased $1.2 billion from the third quarter of 2008, with average loans down $0.9 billion and investments up $2.1 billion (58%). Average interest-bearing liabilities of $17.4 billion were up $0.3 billion from third quarter 2008, with average interest-bearing deposits up $2.1 billion (19%) and average wholesale funding down $1.8 billion (31%). On average, noninterest-bearing demand deposits (a principal component of net free funds) increased $0.4 billion (18%) from the third quarter of 2008.
The net interest margin of 3.50% was down 2 bp from 3.48% for the third quarter of 2008, the net result of a

12 bp increase in the interest rate spread (i.e., a 96 bp decrease in the earning asset yield versus a 108 bp decrease in the average cost of interest-bearing liabilities) and a 10 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The average Federal funds rate for third quarter 2009 was 175 bp lower than for third quarter 2008. On the asset side, average loans (yielding 4.80%, down 85 bp versus third quarter 2008) declined as a percentage of earning assets (72%, versus 81% for third quarter 2008), whereas average investments (yielding 4.16%, down 109 bp) represented a larger portion of earning assets (28%, versus 19% for third quarter 2008). On the funding side, average wholesale funding (costing 2.11% for third quarter 2009, down 81 bp) declined as a percentage of interest-bearing liabilities (to 23%, versus 34% for third quarter 2008), while interest-bearing deposits (costing 1.12%, down 107 bp) represented a larger portion of average interest-bearing liabilities (77%, versus 66% for third quarter 2008).
The provision for loan losses was $95.4 million (or $5.4 million greater than net charge offs) for the third quarter of 2009 versus $55.0 million (or $16.6 million greater than net charge offs) for the third quarter of 2008. Annualized net charge offs represented 2.34% of average loans for the third quarter of 2009 and 0.94% of average loans for the third quarter of 2008. The allowance for loan losses to loans at September 30, 2009 was 2.79% compared to 1.51% at September 30, 2008. Total nonperforming loans grew 191% to $886 million (6.00% of total loans) versus $305 million at September 30, 2008 (1.87% of total loans). See Table 8 and Table 9, as well as the discussion under sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income was $75.3 million for the third quarter of 2009, relatively unchanged from $75.3 million for the third quarter of 2008 (see also Table 4). Core fee-based revenue was $66.5 million, down $4.6 million (6.4%) versus the third quarter of 2008 with declines in trust service fees (down 9.6%), service charges on deposit accounts (down 8.3%), and card-based and other nondeposit fees (down 7.4%). The decline in core fee-based revenue between the comparable third quarter periods was primarily the result of continued lower levels of consumer fee-based activity and lower asset management revenue due to the year-over-year equity market declines. Net mortgage banking income was down $4.5 million, with a $2.3 million increase in gross mortgage banking income and a $6.8 million increase in mortgage servicing rights expense. The $2.3 million increase in gross mortgage banking income was primarily attributable to higher gains on sales, while the $6.8 million increase in mortgage servicing rights expense was primarily attributable to a $5.5 million unfavorable change to the valuation reserve (i.e., a $4.7 million valuation addition in third quarter 2009 versus a $0.8 million valuation recovery for third quarter 2008). Treasury management fees decreased $1.7 million with decreases in interest rate risk related fees between the periods, BOLI income decreased $1.4 million, primarily attributable to lower crediting rates between the comparable third quarter periods, and other income decreased $0.7 million, with small decreases in various revenues (such as miscellaneous commissions and changes in the fair value of various limited ownership interests). Net losses on asset sales increased $0.7 million, primarily due to higher losses on sales of other real estate owned. Investment securities net losses decreased $13.5 million, with third quarter 2009 including gains of $1.1 million on the sale of mortgage-related securities and a credit-related other-than-temporary impairment of $1.1 million on the Corporation’s holding of a trust preferred debt security and a non-agency mortgage-related security, while third quarter 2008 net investment securities losses were attributable to other-than-temporary write-downs on the Corporation’s holding of various debt securities (including a $10.1 million write-down on two preferred stocks and a $3.5 million write-down on two trust preferred debt securities).
Noninterest expense for the third quarter of 2009 was $141.1 million, up $4.5 million (3.3%) over the third quarter of 2008 (see also Table 5). Personnel costs were down $4.9 million (6.2%), primarily attributable to a decrease in formal / discretionary bonuses, partially offset by higher base salaries and commissions (including merit increases between the years). Average full-time equivalent employees were 5,004 for third quarter 2009, down slightly (3%) from 5,141 for the comparable 2008 period. FDIC expense was up $7.7 million as the one-time assessment credit was exhausted and the assessment rate more than doubled in January 2009.

Foreclosure/OREO expenses increased $6.3 million, primarily due to a general rise in foreclosure expenses (impacted by the continued deterioration of the real estate markets). All other noninterest expense categories were down $4.5 million (8.2%) on a combined basis, reflecting efforts to control selected discretionary expenses. Income tax expense for the third quarter of 2009 was $2.0 million compared to income tax expense of $12.5 million for the third quarter of 2008. The change in income tax expense is primarily due to the level of pretax income between the comparable three month periods.
TABLE 12
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2009	2009	2009	2008	2008

Summary of Operations:
Net interest income	$179,236	$179,138	$189,278	$191,782	$166,517
Provision for loan losses	95,410	155,022	105,424	65,044	55,011
Noninterest income
Trust service fees	9,057	8,569	8,477	8,248	10,020
Service charges on deposit accounts	30,829	29,671	27,205	30,946	33,609
Card-based and other nondeposit fees	11,586	11,858	10,174	12,297	12,517
Retail commission income	15,041	14,829	15,512	15,541	14,928

Core fee-based revenue	66,513	64,927	61,368	67,032	71,074
Mortgage banking, net	(909)	28,297	4,267	(1,227)	3,571
Treasury management fees, net	226	2,393	2,626	(33)	1,935
BOLI income	3,789	3,161	5,772	4,711	5,235
Asset sale gains (losses), net	(126)	(1,287)	(1,107)	(1,054)	573
Investment securities gains (losses), net	(42)	(1,385)	10,596	(35,298)	(13,585)
Other	5,858	5,835	5,455	6,943	6,520

Total noninterest income	75,309	101,941	88,977	41,074	75,323
Noninterest expense
Personnel expense	73,501	81,171	77,098	77,374	78,395
Occupancy	11,949	12,341	12,881	13,134	12,037
Equipment	4,575	4,670	4,589	4,785	5,088
Data processing	7,442	8,126	7,597	7,446	7,634
Business development and advertising	3,910	4,943	4,737	6,047	5,175
Other intangible asset amortization expense	1,386	1,385	1,386	1,564	1,568
Legal and professional fees	3,349	5,586	4,241	5,311	3,538
Foreclosure/OREO expense	8,688	13,576	5,013	6,716	2,427
FDIC expense	8,451	18,090	5,775	930	791
Other	17,860	20,143	17,947	25,443	19,924

Total noninterest expense	141,111	170,031	141,264	148,750	136,577
Income tax expense (benefit)	2,030	(26,633)	(11,158)	2,203	12,483

Net income (loss)	15,994	(17,341)	42,725	16,859	37,769
Preferred stock dividends and discount accretion	7,342	7,331	7,321	3,250	—

Net income (loss) available to common equity	$8,652	$(24,672)	$35,404	$13,609	$37,769

Taxable equivalent net interest income	$185,174	$185,288	$195,822	$198,684	$173,416
Net interest margin	3.50%	3.40%	3.59%	3.88%	3.48%
Effective tax rate (benefit)	11.26%	(60.57%)	(35.35%)	11.56%	24.84%

Average Balances:
Assets	$23,362,954	$24,064,567	$24,255,783	$22,646,421	$22,072,948
Earning assets	21,063,016	21,847,267	21,959,077	20,436,483	19,884,434
Interest-bearing liabilities	17,412,341	18,125,389	18,457,879	17,363,481	17,107,551
Loans	15,248,895	16,122,063	16,430,347	16,285,881	16,203,717
Deposits	16,264,181	16,100,686	15,045,976	14,395,626	13,710,297
Wholesale funding	4,067,830	4,876,970	6,098,266	5,496,248	5,876,051
Stockholders’ equity	2,904,210	2,909,700	2,899,603	2,602,917	2,353,606

Sequential Quarter Results
Net income available to common equity for the third quarter of 2009 was $8.7 million, compared to a second quarter 2009 net loss available to common equity of $24.7 million. For the third quarter of 2009, return on average assets was 0.27% and return on average equity was 2.19%, compared to return on average assets of (0.29)% and return on average equity of (2.40)% for the second quarter of 2009 (see Table 1).
Taxable equivalent net interest income for the third quarter of 2009 was $185.2 million, $0.1 million lower than the second quarter of 2009. Changes in balance sheet volume and mix reduced taxable equivalent net interest income by $4.1 million, while shifts in the interest rate environment increased net interest income by $3.2 million and one extra day in the third quarter increased net interest income by $0.8 million. The Federal funds rate averaged 0.25% for both second and third quarter of 2009. The net interest margin between the sequential quarters was up 10 bp, to 3.50% in the third quarter of 2009, comprised of a 13 bp higher interest rate spread (to 3.26%, as the rate on interest-bearing liabilities fell 21 bp and the yield on earning assets declined 8 bp) and a 3 bp lower contribution from net free funds (to 0.24%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing deposits and other net free funds). Average earning assets declined $0.8 billion to $21.1 billion in the third quarter of 2009, attributable to a decline in average loans (down $0.9 billion, predominantly in commercial loans), offset by growth in average investments (up $0.1 billion) over second quarter 2009. On the funding side, average interest-bearing deposits were up $0.1 billion, and average demand deposits were up $0.1 billion. On average, wholesale funding balances were down $0.8 billion, comprised of a $0.7 billion decrease in short-term borrowings and a $0.1 billion decrease in long-term funding.
Provision for loan losses for the third quarter of 2009 was $95.4 million (or $5.4 million greater than net charge offs), compared to $155.0 million (or $93.9 million greater than net charge offs) in the second quarter of 2009. Annualized net charge offs represented 2.34% of average loans for the third quarter of 2009 compared to 1.52% for the second quarter of 2009. Total nonperforming loans of $886 million (6.00% of total loans) at September 30, 2009 were up from $733 million (4.79% of total loans) at June 30, 2009, with commercial nonperforming loans up $124 million (primarily attributable to larger construction and other commercial credits directly impacted by the weak real estate market) to $744 million, and total consumer-related nonperforming loans up $29 million to $142 million (Table 9). The allowance for loan losses to loans at September 30, 2009 was 2.79%, compared to 2.66% at June 30, 2009. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the third quarter of 2009 decreased $26.6 million (26%) to $75.3 million versus second quarter 2009, including a $29.2 million decrease in net mortgage banking income and a $2.2 million decrease in Treasury management fees, offset by a $1.6 million increase in core fee-based revenues, a $2.5 million favorable swing in net gains (losses) on asset and investment sales combined, and a $0.6 million increase in BOLI income. Core fee-based revenues of $66.5 million were up $1.6 million (2.4%) versus second quarter 2009, with increases in service charges on deposit accounts (up 3.9%), trust service fees (up 5.7%), and retail commission income (up 1.4%), partially offset by lower card-based and other nondeposit fees (down 2.3%). Net mortgage banking was down $29.2 million from second quarter 2009, predominantly due to $14.0 million lower gains on sales and related income as well as a $14.9 million increase in mortgage servicing rights expense (primarily due to a $14.3 million unfavorable change in the valuation reserve, with third quarter 2009 including a $4.7 million valuation addition versus a $9.6 million valuation recovery in second quarter 2009).
On a sequential quarter basis, noninterest expense decreased $28.9 million (17.0%) to $141.1 million in the third quarter of 2009. Personnel expense was down $7.7 million (9.4%), primarily attributable to lower formal / discretionary bonuses and $1.7 million recognized in second quarter 2009 for an executive separation agreement. Average full-time equivalent employees were at 5,004 for third quarter 2009, down slightly (2%) from 5,116 for second quarter 2009. FDIC expense was down $9.6 million (53.3%) primarily attributable to an $11.3 million special assessment accrued in the second quarter of 2009. Foreclosure/OREO expense decreased $4.9 million (36.0%), due primarily to a $7 million write-down on a single foreclosed property during the second quarter of 2009. All other noninterest expense categories were down $6.7 million (11.8%) on a combined basis, reflecting efforts to control selected discretionary expenses. Income tax expense for the third quarter of 2009 was $2.0 million compared to income tax benefit of $26.6 million for second quarter 2009. The change in income tax expense / benefit is primarily due to the level of pretax income / loss between the sequential three month periods. In addition, the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets in the second quarter of 2009.
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
In August 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to provide additional guidance on measuring the fair value of liabilities under the fair value accounting standards (codified under Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures”). The quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, a company must use a valuation technique that uses a quoted price or another valuation technique, such as using a market or income approach. This statement is effective for the first interim or annual reporting period ending after December 15, 2009. The Corporation will adopt the accounting standard in the fourth quarter of 2009, as required, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation will adopt the accounting standard at the beginning of 2010, as required, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.
In June 2009, the FASB issued an accounting standard which amends current generally accepted accounting principles related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation will adopt the accounting standard at the beginning of 2010, as required, and is in the process of assessing the impact on its results of operations, financial position, and liquidity.

In December 2008, the FASB issued an accounting standard which will require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan including fair values of each major asset category and level within the fair value hierarchy. This accounting standard will be effective for fiscal years ending after December 15, 2009. The Corporation will adopt the accounting standard for year-end 2009, as required.
Subsequent Events
On October 28, 2009, the Board of Directors declared a $0.05 per share dividend payable on November 16, 2009, to shareholders of record as of November 6, 2009. This cash dividend has not been reflected in the accompanying consolidated financial statements.
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
As of September 30, 2009, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 and the updated risk factors below as well as the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.
Regulatory oversight has increased – On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation, and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—8% and total capital to risk-weighted assets—12%. At September 30, 2009, the Bank’s capital ratios were 8.33% and 13.11%, respectively. As a result of the MOU, the Bank’s lending activities and capital levels are now subject to increased regulatory oversight. The terms of the MOU may affect our liquidity. In connection with the MOU, we committed to serve as a primary or contingent source of capital to the Bank to support the maintenance of the specified higher minimum capital ratios. The dollar amount of this commitment is uncertain at this time.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the third quarter of 2009. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
	Total Number		Shares Purchased as	Shares that May Yet
	of Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Plans	the Plan

July 1 — July 31, 2009	258	$10.14	—	—
August 1 — August 31, 2009	—	—	—	—
September 1 — September 30, 2009	—	—	—	—

Total	258	$10.14	—	—

During the third quarter of 2009, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $3,000 in the third quarter of 2009.
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

ASSOCIATED BANC-CORP (Registrant)
Date: November 9, 2009	/s/ Paul S. Beideman
Paul S. Beideman
Chairman and Chief Executive Officer

Date: November 9, 2009	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer