Form 10-K
period 2009-12-31
ASSOCIATED BANC-CORP
filed 2010-02-16
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-5519 and 001-31343
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Hansen Road	54304
Green Bay, Wisconsin	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (920) 491-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

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
Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑

As of June 30, 2009, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,578,757,000. This excludes approximately $19,511,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $80,967,000 of market value representing 5.07% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 31, 2010, 172,726,442 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for Annual Meeting of Shareholders on April 28, 2010	Part of Form 10-K Into Which Portions of Documents are Incorporated Part III

ASSOCIATED BANC-CORP
2009 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading “Risk Factors” in this document and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following:

•	operating, legal, and regulatory risks, including risks relating to our allowance for loan losses and impairment of goodwill;

•	economic, political, and competitive forces affecting our banking, securities, asset management, insurance, and credit services businesses;

•	integration risks related to acquisitions;

•	impact on net interest income from changes in monetary policy and general economic conditions; and

•	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to the “Risk Factors” section of this document. The forward-looking statements contained or incorporated by reference in this document relate only to circumstances as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”) to acquire three banks. At December 31, 2009, we owned one nationally chartered commercial bank headquartered in Wisconsin serving local communities within our three-state footprint (Wisconsin, Illinois, and Minnesota) and, measured by total assets held at December 31, 2009, were the second largest commercial bank holding company headquartered in Wisconsin. At December 31, 2009, we owned one nationally chartered trust company headquartered in Wisconsin and 29 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint, that are closely related or incidental to the business of banking.

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

Responsibility for the management of the subsidiaries remains with their respective boards of directors and officers. Services rendered to the subsidiaries by us are intended to assist the management of these subsidiaries to expand the scope of services offered by them. At December 31, 2009, our bank subsidiary Associated Bank, National Association (“Associated Bank” or the “Bank”), provided services through 291 banking offices serving approximately 160 communities.

Services

Through our banking subsidiary and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses in the communities we serve. We organize our business into two reportable segments: Banking and Wealth Management. Our banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 20, the banking segment represented approximately 91% of total revenues in 2009. Our profitability is significantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and related income taxes of our banking segment.

Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, and consumers, and the support to deliver, fund, and manage such banking services. We offer a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, education loans, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes. As part of our management of originating and servicing residential mortgage loans, the majority of our long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Loans, deposits, and related banking services to businesses (including small and larger businesses, governments/municipalities, metro or niche markets, and companies with specialized lending needs such as floor plan lending or asset-based lending) primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree, business credit cards and equipment and machinery leases. To further support business customers and correspondent financial institutions, we provide safe deposit and night depository services, cash management, international banking, as well as check clearing, safekeeping, and other banking-based services.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, the thorough review of potential borrowers in our underwriting process, and active asset quality administration. Credit risk management is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Critical Accounting Policies,” “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned,” and under Part II, Item 8, Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements. Also see Item 1A, “Risk Factors.”

The wealth management segment provides products and a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing, or protecting their wealth. Customers include individuals, corporations, small businesses, charitable trusts, endowments, foundations, and institutional investors. The wealth management segment is comprised of a full range of personal and business insurance products and services (including life, property, casualty, credit and mortgage insurance, fixed annuities, and employee group benefits consulting and administration); full-service investment brokerage, variable annuities, and discount and on-line brokerage; and trust/asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 20, the wealth management segment represented approximately 9% of total revenues in 2009, as defined in the note.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2009, we had approximately 4,784 full-time equivalent employees. None of our employees are represented by unions.

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

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”). At December 31, 2009, our Tier 1 Capital ratio was 12.52% and Total Capital ratio was 14.24%.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2009, was 8.76%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Our commercial national bank subsidiary is subject to similar capital requirements adopted by the OCC. The risk-based capital requirements identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities. On November 5, 2009, Associated Bank entered into a Memorandum of Understanding (“MOU”) with the OCC. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three-year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation, and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At December 31, 2009, the Bank’s capital ratios were 8.26% and 13.16%, respectively.

On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44,843,049 shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478.3 million after deducting underwriting discounts and commissions and the estimated expenses of the offering. We believe these proceeds provide us sufficient funds to satisfy our obligations pursuant to the MOU as a primary or contingent source of Associated Bank’s capital.

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced. Those programs include the following:

•	Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the US government, purchased preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter.

During the time the UST holds securities issued pursuant to this program, participating financial institutions are required to comply with certain provisions regarding executive compensation and corporate governance. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $525 million pursuant to the program.

While any senior preferred stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the senior preferred stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the senior preferred stock has been redeemed or the UST has transferred all of the senior preferred stock to third parties, the consent of the UST will be required for us to increase our common stock quarterly dividend above $0.32 per share.

•	Temporary Liquidity Guarantee Program. This program contained both (i) a debt guarantee component (“Debt Guarantee Program”), whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008, and October 31, 2009 (although a limited, six-month emergency guarantee facility has been established by the FDIC whereby certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period from October 31, 2009 through April 30, 2010); and (ii) a transaction account guarantee (“TAG”) component (“TAG Program”), whereby the FDIC will insure 100% of noninterest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009. On December 5, 2008, the Corporation opted into both the Debt Guarantee and the TAG Programs. The Debt Guarantee Program concluded on October 31, 2009. On August 26, 2009, the FDIC approved the final rule extending the TAG Program for six months until June 30, 2010, and increased the applicable TAG assessment fees during that six month period. The Corporation did not opt out of the TAG program extension, which is expected to increase future FDIC insurance costs.

•	Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor has been extended through December 31, 2013, but is permanent for certain retirement accounts (including IRAs).

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

Banking Subsidiary Dividends

The Parent Company is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of its revenue comes from dividends paid to us by Associated Bank. As discussed under section, “Capital Requirements,” above, the terms of the MOU require the Bank to notify the OCC of dividends proposed to be paid to the Parent Company. Prior to the MOU, the OCC’s prior approval was required only if the total of all dividends declared by a national bank in any calendar year exceeded the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

Under the foregoing dividend restrictions and restrictions applicable to our nonbanking subsidiaries, as of December 31, 2009, our subsidiaries could pay additional dividends of $37 million to us, without obtaining affirmative governmental approvals. This amount is not necessarily indicative of amounts that may be available in future periods. In 2009, our subsidiaries paid $10 million in cash dividends to us.

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

Bank Holding Company Act Requirements

We are a registered bank holding company under the BHC Act. As a registered bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve. In connection with applicable requirements, bank holding companies file periodic reports and other information with the Federal Reserve. In addition to supervision and regulation, the BHC Act also governs the activities that are permissible to bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their non-banking affiliates to correct and curtail unsafe or unsound banking practices. Under the BHC Act, bank holding companies are required to act as a source of financial strength to each of their subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so. In addition, bank holding companies are generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any company that is not a bank or bank holding company. The BHC Act also requires the prior approval of the FRB to enable bank holding companies to acquire direct or indirect ownership or control of more than 5% of any class of voting shares of any bank or bank holding company. The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

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

Deposit Insurance Premiums

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions an insurance premium on a quarterly basis. The amount of the assessment is a function of the institution’s risk category, of which there are four, and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate. The assessment rate for risk categories are calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. Because the system is risk-based, it allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC. Currently, deposit insurance premiums for FDIC-insured institutions range from 7 to 77.5 basis points per $100 of assessable deposits. At December 31, 2009, Associated Bank’s risk category required a quarterly payment of approximately 4 basis points per $100 of assessable deposits.

Under the FDIA, the FDIC Board has the authority to set the annual assessment rate range for the various risk categories within certain regulatory limits and to impose special assessments upon insured depository institutions when deemed necessary by the FDIC’s Board. As part of the Deposit Insurance Fund Restoration Plan adopted by the FDIC in October 2008, on February 27, 2009, the FDIC adopted the final rule modifying the risk-based assessment system, which set initial base assessment rates between 12 and 45 basis points, beginning April 1, 2009. The FDIC imposed an emergency special assessment on June 30, 2009, which was collected on September 30, 2009. In addition, in September 2009, the FDIC extended the Restoration Plan period to eight years. On November 12, 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. Our required prepayment aggregated $103.4 million in December 2009.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2009, the FICO assessment is equal to 1.06 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our national bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

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

Department of Defense Credit Regulations

On October 1, 2007, the United States Department of Defense (the “DOD”) regulations implementing the John Warner National Defense Authorization Act for fiscal year 2007 became effective. The regulations impose certain restrictions on provisions found in agreements for consumer credit products provided to “covered borrowers” (generally defined as active duty service members and their dependents) by “creditors”, which term includes our national bank subsidiary. The regulations impose a new Military Annual Percentage Rate (“MAPR”) that must be calculated and provided to covered borrowers. The MAPR is capped at 36%.

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

Certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Note 4, “Loans,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on loans to related parties.

Other Regulation

Our banking subsidiary is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Interest Prohibition on Demand Deposits (Regulation Q), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, and Children’s Online Privacy Protection Act. Any change in these regulations or other applicable regulations.

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

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, “Special Note Regarding Forward-Looking Statements.”

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Credit Risks

We are Subject to Lending Concentration Risks.  As of December 31, 2009, approximately 62% of our loan portfolio consisted of commercial, financial, and agricultural, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

Changes in Economic and Political Conditions could Adversely Affect Our Earnings, as Our Borrowers’ Ability to Repay Loans and the Value of the Collateral Securing Our Loans Decline.  Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, any decline in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Our Allowance for Loan Losses may be Insufficient.  All borrowers carry the potential to default and our remedies to recover (seizure and/or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy money previously lent. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations.

We are Subject to Environmental Liability Risk Associated with Lending Activities.  A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Lack of System Integrity or Credit Quality Related to Funds Settlement could Result in a Financial Loss.  We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

Financial Services Companies Depend on the Accuracy and Completeness of Information about Customers and Counterparties.  In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Operational Risks

Changes in Our Accounting Policies or in Accounting Standards could Materially Affect How We Report Our Financial Results and Condition.  Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

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

Our Internal Controls may be Ineffective.  Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Impairment of Investment Securities, Goodwill, Other Intangible Assets, or Deferred Tax Assets could Require Charges to Earnings, Which could Result in a Negative Impact on Our Results of Operations.  In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. During 2009, quarterly impairment tests have been completed and the fair value of the reporting units exceeded the fair value of their assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2009, we had goodwill of $929 million, representing approximately 34% of stockholders’ equity, of which $907 million was assigned to the banking segment and $22 million was assigned to the wealth management segment. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. At December 31, 2009, net deferred tax assets are approximately $197 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We may not be Able to Attract and Retain Skilled People.  Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Loss of Key Employees may Disrupt Relationships with Certain Customers.  Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key producers is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Because the Nature of the Financial Services Business Involves a High Volume of Transactions, We Face Significant Operational Risks.  We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

We Rely on Other Companies to Provide Key Components of Our Business Infrastructure.  Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Revenues from Our Investment Management and Asset Servicing Businesses are Significant to Our Earnings.  Generating returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business. Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Failure in either of the foregoing areas can expose us to liability.

Our Information Systems may Experience an Interruption or Breach in Security.  We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The Potential for Business Interruption Exists Throughout Our Organization.  Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support as expected, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

New Requirements Under EESA and Changes in the Troubled Asset Relief Program (“TARP”) CPP Regulations may Adversely Affect Our Operations and Financial Condition.  Given the current international, national and regional economic climate, it is unclear what effect the provisions of the EESA will have with respect to our profitability and operations. In addition, the US government, either through the UST or some other federal agency, may also advance additional programs that could materially impact our profitability and operations.

Legal/Compliance Risks

We are Subject to Extensive Government Regulation and Supervision.  We, primarily through Associated Bank and certain nonbank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Regulatory Oversight has Increased.  On November 5, 2009, Associated Bank entered into a Memorandum of Understanding with the Comptroller of the Currency, its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three-year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to us, and our commitment to act as a primary or contingent source of the Bank’s capital. Management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At December 31, 2009, following our contribution of $100 million to the Bank’s capital during the fourth quarter of 2009, the Bank’s capital ratios were 8.26% and 13.15%, respectively. As a result of the MOU, the Bank’s lending activities and capital levels are now subject to increased regulatory oversight. The terms of the MOU may affect our liquidity. In connection with the MOU, we committed to serve as a primary or contingent source of capital to the Bank to support the maintenance of the specified higher minimum capital ratios. The dollar amount of this commitment is uncertain at this time. On December 20, 2009, the Bank entered into a written agreement with the OCC requiring the Bank to take corrective action by May 4, 2010 (or such additional time as the OCC may permit), to avoid an order by the OCC requiring the Bank to divest its financial subsidiary which engages in insurance sales. While we believe that the Bank will be able to take corrective steps by such date and avoid an order of divestiture, there is no assurance that the Bank will succeed or be successful in obtaining an extension of such date from the OCC. We do not believe that a required divestiture of its financial subsidiary would have a material adverse effect on our financial condition or operations. An action by any of our or the Bank’s regulators could lead to actions by our or the Bank’s other regulators.

We are Subject to Examinations and Challenges by Tax Authorities.  We are subject to federal and state income tax regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact our results of operations. In the normal course of business, we are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.

We are Subject to Claims and Litigation Pertaining to Fiduciary Responsibility.  From time to time, customers make claims and take legal action pertaining to the performance of our fiduciary responsibilities. Whether customer claims and legal action related to the performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

External Risks

Our Profitability Depends Significantly on Economic Conditions in the States Within Which We do Business.  Our success depends on the general economic conditions of the specific local markets in which we operate. Local economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, on the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions, caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices, or other factors could impact local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

The Earnings of Financial Services Companies are Significantly Affected by General Business and Economic Conditions.  Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the United States economy, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Our Earnings are Significantly Affected by the Fiscal and Monetary Policies of the Federal Government and its Agencies.  The policies of the Federal Reserve impact us significantly. The Federal Reserve regulates the supply of money and credit in the United States. Its policies directly and indirectly influence the rate of interest earned on loans and paid on borrowings and interest-bearing deposits and can also affect the value of financial instruments we hold. Those policies determine to a significant extent our cost of funds for lending and investing. Changes in those policies are beyond our control and are difficult to predict. Federal Reserve policies can also affect our borrowers, potentially increasing the risk that they may fail to repay their loans. For example, a tightening of the money supply by the Federal Reserve could reduce the demand for a borrower’s products and services. This could adversely affect the borrower’s earnings and ability to repay its loan, which could have a material adverse effect on our financial condition and results of operation.

We Operate in a Highly Competitive Industry and Market Area.  We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance, and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Consumers may Decide not to Use Banks to Complete their Financial Transactions.  Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism, and Other External Events could Significantly Impact Our Business.  Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Strategic Risks

Our Financial Condition and Results of Operations could be Negatively Affected if We Fail to Grow or Fail to Manage Our Growth Effectively.  Our business strategy includes significant growth plans. We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.

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

Acquisitions may Disrupt Our Business and Dilute Stockholder Value.  We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

We Continually Encounter Technological Change.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New Lines of Business or New Products and Services may Subject Us to Additional Risk.  From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Reputation Risks

Negative Publicity could Damage Our Reputation.  Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct most of our business under the “Associated Bank” brand, negative public opinion about one business could affect our other businesses.

Unauthorized Disclosure of Sensitive or Confidential Client or Customer Information, Whether through a Breach of Our Computer Systems or Otherwise, could Severely Harm Our Business.  As part of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Ethics or Conflict of Interest Issues could Damage Our Reputation.  We have established a Code of Conduct and related policies and procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based, in part, on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Conduct and Related Party Transaction Policies and Procedures could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.

Liquidity Risks

Liquidity is Essential to Our Businesses.  Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

We Rely on Dividends from Our Subsidiaries for most of Our Revenue.  We are a separate and distinct legal entity from our banking and other subsidiaries. A substantial portion of our revenue comes from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common and preferred stock, repurchase our common stock, and to pay interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that our national bank subsidiary and certain nonbank subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our national bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from our national bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.

Interest Rate Risks

We are Subject to Interest Rate Risk.  Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

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

The Impact of Interest Rates on Our Mortgage Banking Business can have a Significant Impact on Revenues.  Changes in interest rates can impact our mortgage related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

Changes in Interest Rates could also Reduce the Value of Our Mortgage Servicing Rights and Earnings.  We have a portfolio of mortgage servicing rights. A mortgage servicing right (MSR) is the right to service a mortgage loan (i.e, collect principal, interest, escrow amounts, etc.) for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

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

Risks Related to an Investment in Our Common Stock

Our Stock Price can be Volatile.  Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations or financial condition;

•	recommendations by securities analysts;

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used or services offered by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

There may be Future Sales or Other Dilution of Our Equity, Which may Adversely Affect the Market Price of Our Common Stock.  We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of an equity offering, as well as other sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur.

We are highly regulated, and our regulators could require us to raise additional common equity in the future. Both we and our regulators perform a variety of analyses of our assets, including the preparation of stress case scenarios, and as a result of those assessments we could determine, or our regulators could require us, to raise additional capital.

In addition, the exercise of the warrant issued to the UST under TARP would dilute the ownership interest of our existing shareholders.

We may Eliminate Dividends on Our Common Stock.  Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends. Downturns in the domestic and global economies could cause our board of directors to consider, among other things, the elimination of dividends paid on our common stock. This could adversely affect the market price of our common stock. Our board of directors previously reduced the dividend of our common stock from $0.32 per share to $0.05 per share, commencing with the dividend payable in the second quarter of 2009. On January 8, 2010, our board of directors further reduced the dividend on our common stock from $0.05 per share to $0.01 per share, commencing with the dividend payable on February 17, 2010, and our board of directors could in the future decide to eliminate dividends on our common stock. Because of our agreements with the UST as part of the CPP under the TARP, prior to November 21, 2011, or the date on which the UST’s senior preferred stock investment has been fully redeemed or transferred, if earlier, we may not pay quarterly dividends on our common stock greater than $0.32 per share without the UST’s consent. In addition, we may not pay dividends on our common stock unless all accrued and unpaid dividends for all past dividend periods are fully paid on our outstanding preferred stock issued to the UST. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends, and we are required to consult with the Federal Reserve before declaring or paying any dividends. Dividends also may be limited as a result of safety and soundness considerations.

Our Agreements with the UST Under the CPP Impose Restrictions and Obligations on us that Limit Our Ability to Increase Dividends, Repurchase Our Common Stock or Preferred Stock and Access the Equity Capital Market.  In November 2008, we issued preferred stock and a warrant to purchase our common stock to the UST under TARP. Prior to November 21, 2011, unless we have redeemed all of the preferred stock or the UST has transferred all of the preferred stock to a third party, the consent of the UST will be required for us to, among other things, pay a quarterly common stock dividend greater than $0.32 per share or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based employee compensation awards). We have also granted registration rights and offering facilitation rights to the UST pursuant to which we have agreed to lock-up periods in connection with an offering by the UST of our securities during which we would be unable to issue equity securities.

The Common Stock is Equity and is Subordinate to Our Existing and Future Indebtedness and Preferred Stock and Effectively Subordinated to All the Indebtedness and Other Non-Common Equity Claims Against Our Subsidiaries.  Shares of the common stock are equity interests in us and do not constitute indebtedness. As such, shares of the common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including our liquidation. Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of holders of our outstanding preferred stock issued to the UST under TARP. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our common stock, and we are permitted to incur additional debt.

Upon liquidation, lenders and holders of our debt securities and preferred stock would receive distributions of our available assets prior to holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

Our Articles of Incorporation, as Amended, Amended and Restated Bylaws, and Certain Banking Laws may have an Anti-Takeover Effect.  Provisions of our articles of incorporation, as amended, amended and restated bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

An Investment in Our Common Stock is not an Insured Deposit.  Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

An Entity Holding as Little as a 5% Interest in Our Outstanding Common Stock could, Under Certain Circumstances, be Subject to Regulation as a “Bank Holding Company.’’  An entity (including a “group” composed of natural persons) owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHC Act. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHC Act to acquire or retain 5% or more of our outstanding common stock, and (2) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or such nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The current lease term expires on August 31, 2011 and there are two one-year extension periods remaining.

At December 31, 2009, our bank subsidiary occupied 291 banking offices serving approximately 160 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank branch offices are in supermarket locations or in retirement communities. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this item is incorporated by reference to the discussion of dividend restrictions in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this report. The Corporation’s common stock is traded on the Nasdaq Global Select Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of January 20, 2010, was 13,450. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 28,900.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The amount of the annual dividend was $0.47 and $1.27 for 2009 and 2008, respectively.

On November 21, 2008, we sold 525,000 shares of our Senior Preferred Stock to the United States Treasury (“UST”) pursuant to the Capital Purchase Program (“CPP”). While any Senior Preferred Stock is outstanding, we may pay dividends on our common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to increase our quarterly common stock dividend above $0.32 per share.

Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2009, which are solely in connection with surrenders for tax withholding related to restricted stock grants. Our repurchases of common stock are restricted while any Senior Preferred Stock is outstanding. For a detailed discussion of the common stock repurchases during 2009 and 2008, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

October 1 — October 31, 2009	448	$12.50	—	—
November 1 — November 30, 2009	97	11.91	—	—
December 1 — December 31, 2009	110	10.82	—	—

Total	655	$11.46	—	—

During the fourth quarter of 2009, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $7,500 in the fourth quarter of 2009.

Market Information

The following represents selected market information of the Corporation for 2009 and 2008.

			Market Price Range
			Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close

2009
4th Quarter	$0.05	$17.42	$13.00	$10.37	$11.01
3rd Quarter	0.05	18.88	12.67	9.21	11.42
2nd Quarter	0.05	18.49	19.00	12.50	12.50
1st Quarter	0.32	18.68	21.39	10.60	15.45

2008
4th Quarter	$0.32	$18.54	$24.21	$15.72	$20.93
3rd Quarter	0.32	18.52	25.92	14.85	19.95
2nd Quarter	0.32	18.46	29.23	19.29	19.29
1st Quarter	0.31	18.71	28.86	22.60	26.63

Stock Price Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2005, and ending December 31, 2009. The Nasdaq Bank Index is prepared for Nasdaq by the Center for Research in Securities Prices at the University of Chicago. The graph assumes that the value of the investment in Common Stock for each index was $100 on December 31, 2004. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

Source:Bloomberg	2004	2005	2006	2007	2008	2009
Associated Banc-Corp	100.0	101.1	111.9	90.8	74.4	40.8
S&P 500	100.0	104.8	121.2	127.8	81.1	102.2
Nasdaq Bank Index	100.0	98.0	111.4	89.5	70.6	59.0

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Statement on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)

		%					5-Year
		Change					Compound
		2008 to					Growth
Years Ended December 31,	2009	2009	2008	2007	2006	2005	Rate(6)

Interest income	$981,256	(12.9)%	$1,126,709	$1,275,712	$1,279,379	$1,094,025	5.0%
Interest expense	255,251	(40.7)	430,561	631,899	609,830	421,770	3.5

Net interest income	726,005	4.3	696,148	643,813	669,549	672,255	5.6
Provision for loan losses	750,645	271.5	202,058	34,509	19,056	13,019	119.7

Net interest income (loss) after provision for loan losses	(24,640)	(105.0)	494,090	609,304	650,493	659,236	N/M
Noninterest income	350,961	22.9	285,650	344,781	295,501	291,086	10.8
Noninterest expense	611,420	9.7	557,460	534,891	496,215	480,463	10.1

Income (loss) before income taxes	(285,099)	N/M	222,280	419,194	449,779	469,859	N/M
Income tax expense (benefit)	(153,240)	N/M	53,828	133,442	133,134	149,698	N/M
Net income (loss)	(131,859)	(178.3)	168,452	285,752	316,645	320,161	N/M
Preferred stock dividends and discount accretion	29,348	N/M	3,250	—	—	—	N/M

Net income (loss) available to common equity	$(161,207)	(197.6)%	$165,202	$285,752	$316,645	$320,161	N/M

Taxable equivalent adjustment	$24,820	(10.4)%	$27,711	$27,259	$26,233	$25,509	(0.6)%
Earnings (loss) per common share:
Basic(1)	$(1.26)	(197.7)%	$1.29	$2.24	$2.40	$2.45	N/M
Diluted(1)	(1.26)	(197.7)	1.29	2.22	2.38	2.43	N/M
Cash dividends per share(1)	0.47	(63.0)	1.27	1.22	1.14	1.06	(13.6)
Weighted average common shares outstanding(1):
Basic	127,858	0.3	127,501	127,408	132,006	130,554	2.4
Diluted	127,858	0.1	127,775	128,374	133,035	131,870	2.1
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$14,128,625	(13.2)%	$16,283,908	$15,516,252	$14,881,526	$15,206,464	0.4%
Allowance for loan losses	573,533	116.1	265,378	200,570	203,481	203,404	24.8
Investment securities, available for sale	5,835,533	13.5	5,143,414	3,358,617	3,251,025	4,450,245	4.8
Total assets	22,874,142	(5.4)	24,192,067	21,592,083	20,861,384	22,100,082	2.2
Deposits	16,728,613	10.4	15,154,796	13,973,913	14,316,071	13,573,089	5.5
Wholesale funding	3,180,851	(42.8)	5,565,583	5,091,558	4,113,827	6,014,783	(10.5)
Stockholders’ equity	2,738,608	(4.8)	2,876,503	2,329,705	2,245,493	2,324,978	6.3
Book value per common share(1)	17.42	(6.0)	18.54	18.32	17.44	17.15	2.3
Tangible book value per common share(1)	9.93	(9.6)	10.99	10.69	10.34	10.29	(0.1)

Average Balances:
Loans	$15,595,636	(3.0)%	$16,080,565	$15,132,634	$15,370,090	$14,347,707	6.9%
Investment securities	5,690,968	53.5	3,707,549	3,480,831	3,825,245	4,794,708	7.4
Total assets	23,609,471	7.1	22,037,963	20,638,005	21,162,099	20,921,575	7.6
Deposits	15,959,046	15.5	13,812,072	13,741,803	13,623,703	12,462,981	9.5
Stockholders’ equity	2,902,911	19.8	2,423,332	2,253,878	2,279,376	2,101,389	14.1

Financial Ratios:(2)
Return on average equity	(4.54)%	(1,149)	6.95%	12.68%	13.89%	15.24%
Return on average assets	(0.56)	(132)	0.76	1.38	1.50	1.53
Efficiency ratio(3)	55.73	332	52.41	53.92	50.31	48.99
Net interest margin	3.52	(13)	3.65	3.60	3.62	3.64
Stockholders’ equity to Total assets	11.97	8	11.89	10.79	10.76	10.52
Tangible stockholders’ equity to tangible assets(4)	8.12	(11)	8.23	6.59	6.67	6.59
Average equity to average assets	12.30	130	11.00	10.92	10.77	10.04
Dividend payout ratio(5)	N/M	N/M	98.45	54.46	47.50	43.27

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Change in basis points.

(3)	See Table 1A for a reconciliation of this Non-GAAP measure.

(4)	Tangible stockholders’ equity to tangible assets is stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets.

(5)	Ratio is based upon basic earnings per common share.

(6)	Base year used in 5-year compound growth rate is 2004 consolidated financial data.

N/M = Not meaningful.

TABLE 1A: RECONCILIATION OF NON-GAAP MEASURE

Years Ended December 31,	2009	2008	2007	2006	2005

Efficiency ratio(a)	57.24	53.90	54.56	51.67	50.09
Taxable equivalent adjustment	(1.30)	(1.41)	(1.48)	(1.37)	(1.30)
Asset sale gains / losses, net	(0.21)	(0.08)	0.84	0.01	0.20

Efficiency ratio, fully taxable equivalent(b)	55.73	52.41	53.92	50.31	48.99

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains, net and asset sale gains, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes non-recurring revenue items (such as investment securities gains/losses, net and asset sale gains / losses, net).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2009 results compared to 2008. Discussion of 2008 results compared to 2007 is predominantly in section “2008 Compared to 2007.”

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

The Corporation’s primary sources of revenue, through its banking subsidiary, are net interest income (predominantly from loans and deposits, and also from investment securities and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace.

The Corporation experienced challenges during 2009 as the deteriorating economic and credit environments negatively affected the Corporation’s performance. In late 2008, the Corporation undertook an initiative to enhance the credit management process. The implementation during 2009 of improved processes identified during the initiative was led by executive officers and senior level colleagues. In support of this credit management initiative, the Corporation significantly increased staffing within its credit administration function and the Board of Directors increased its involvement in the credit oversight process, including the formation of a Risk and Credit Committee during the second quarter of 2009. Further, a new President and Chief Executive Officer started on December 1, 2009. Also, early in 2010, the Corporation raised net proceeds of approximately $478 million by issuing 44 million shares of common stock.

Since mid-2007, the banking industry and the securities markets were materially and adversely affected by significant declines in the value of nearly all asset classes and by a lack of liquidity. In addition, the U.S. economy has been in a recession. The global markets have been characterized by substantially increased volatility. The Corporation’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent on the economy in our markets. The current market conditions continue to present unique asset quality issues for the banking industry (including the ongoing effects of weak economic conditions; lower commercial and residential real estate values; and diminished consumer confidence) and for the Corporation (including elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s longer-term historical experience). In a depressed real estate market, such as currently exists, the value of the collateral securing the loans has become one of the most important factors in determining the appropriate amount of allowance for estimated loan losses to record at the balance sheet date.

During 2009, management of the Corporation was intensively focused on the erosion of the credit environment and the corresponding deterioration in its credit quality metrics. In the fourth quarter of 2008, the Corporation’s efforts to improve its processes to gather and track credit administration metrics began to produce additional management information, which has continued to be enhanced throughout 2009. In addition, process improvements were implemented around credit evaluations, documentation, enhanced appraisal processes and credit monitoring. The improved credit processes, combined with enhanced credit information, have been incorporated into the methodologies management uses for determining the appropriateness of the allowance for loan losses. During the first and second quarters of 2009, we utilized these process improvements to perform more thorough evaluations of our entire loan portfolio for appropriate risk grading based on performance of the borrower or project. During this time we received updated revenue information, cash flow statements and year-end financial statements from our customers. This information allowed us to solidify our judgment of collectability of specific loans. During our review of credits we determined that collateral values were generally declining at an unprecedented rate. This information caused us to increase the frequency of requesting appraisals on performing loans which we believed were at risk of a change in status. During the fourth quarter of 2009, these appraisals were received and reviewed providing further evidence of the rapid collateral value erosion. This pervasive evidence, combined with an MOU with the OCC, provided the catalysts that led the Corporation to perform a deeper review of all larger collateral dependent loans, resulting in an increase in impairment, reserves and charge offs during the fourth quarter of 2009. More specifically, this activity resulted in additional loans being added to the nonperforming category during the fourth quarter of 2009 based on concerns of collectability. In addition to the work performed by credit management, an independent internal review was performed and the Corporation retained a third party valuation advisor to assist us in validating our collateral valuation estimates. In addition to the collateral value declines in commercial real estate and real estate construction, the Corporation experienced higher loss content on many commercial and industrial loans during 2009. The three largest commercial and industrial charge offs during 2009 totaled $52 million and represented 90% of the related outstanding loan balances. These loans were either enterprise value-based or related to the housing industry. In this economic environment, we are experiencing erosion of collateral supporting our commercial and industrial loans. These activities led to our conclusion that an increase in the allowance for loan losses was appropriate and resulted in the provision for loan losses for each quarter exceeding the net charge offs for the quarter. The reserve build in a particular quarter was based on specific facts received during that quarter. In the fourth quarter of 2009, the stabilization anticipated based on the third quarter early delinquency credit metrics did not materialize, as further collateral declines were greater than expected, customer financial performance was worse than expected, the job market and business activity declined and customer behavior turned more negative in our markets. A record level of provision for loan losses and charge offs resulted for 2009. Management expects 2010 provision for loan losses and charge off amounts will be elevated compared to historical levels.

Net loss available to common equity for 2009 was $161 million (compared to net income available to common equity of $165 million for 2008), diluted loss per common share were $1.26 (versus diluted earnings per common share of $1.29 for 2008), net interest income was $726 million on a margin of 3.52% (compared to $696 million on a margin of 3.65% for 2008), and the provision for loan losses was $751 million with net charge offs to average loans of 2.84% (compared to a provision of $202 million and a net charge off ratio of 0.85% for 2008).

Increasing net interest income from profitable growth in loans and deposits constitutes the Corporation’s greatest opportunity for 2010 earnings growth. Yet, this is also subject to various risks, such as competitive pricing pressures that are expected to continue in 2010, decreased loan demand, higher levels of nonaccrual loans, disciplined pricing, changes in customer behavior relative to loan and deposit products in light of general economic conditions, and challenges to deposit growth (as noted below). Short-term interest rates decreased significantly (400 bp) during 2008, and were at historically low levels at the end of 2008 and throughout 2009. This interest rate environment, the declining level of commercial loan balances, the level of nonperforming loans, and competitive challenges may cause downward pressure on net interest income for 2010.

Total loans decreased $2.2 billion (13%) between year-end 2009 and 2008, with declines in most loan categories (including commercial loans down $1.6 billion and consumer-based loans down $0.6 billion). On average, loans declined $0.5 billion (3%) primarily in commercial loans (down $0.7 billion), while consumer-based loans increased (up $0.2 billion).

Total deposits grew $1.6 billion (10%) between year-end 2009 and 2008, primarily attributable to higher interest-bearing demand and money market deposits. On average, total deposits increased $2.1 billion (16%) over 2008, primarily in money market and noninterest-bearing demand deposits. Deposit growth remains a key to improving net interest income and the quality of earnings in 2010. Competition for deposits remains high. The changes in FDIC insurance have been beneficial to deposit growth. Future deposit levels may be affected by changes in these programs. For example, deposits could be affected by the termination of the TAG Program at June 30, 2010 (see Part I, Item 1, Section “Emergency Economic Stabilization Act of 2008” for a detailed discussion of the TAG Program). The Corporation is continuing to actively grow deposits.

As mentioned earlier, asset quality measures continued to deteriorate during 2009. At December 31, 2009, the allowance for loan losses to total loans ratio of 4.06% was deemed appropriate by management, covering 51% of nonperforming loans, compared to 1.63% at December 31, 2008, covering 78% of nonperforming loans. The provision for loan losses was $751 million for 2009, with net charge offs to average loans of 2.84% (compared to a provision of $202 million and a net charge off ratio of 0.85% for 2008). Based on current market conditions and our continuous monitoring of specific individual nonperforming and potential problem loans, we anticipate that net charge offs and provision for loan losses will remain elevated compared to our historical levels. We cannot predict the duration of asset quality stress for 2010, given uncertainty as to the magnitude and scope of economic weakness in our markets, on our customers, and on underlying real estate values (residential and commercial).

Noninterest income of $351 million in 2009 was up $65 million (23%) from 2008, primarily from the change in gains / losses on investment securities (with 2008 including other-than-temporary write-downs of $53 million versus net gains of $9 million on sales of investment securities in 2009) and higher net mortgage banking income (up $26 million, led by a $27 million increase in gains on sales of loans to the secondary market, with secondary mortgage production of $3.7 billion for 2009 compared to $1.4 billion for 2008), partially offset by declines in core fee-based revenue categories (down $8 million or 3%, and defined as trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions). For 2010, core fee-based revenues are expected to show moderate growth; however, certain revenues may be impacted by legislative changes being contemplated by the government.

Noninterest expense of $611 million grew $54 million (10%) over 2008. Personnel expenses were $304 million, down $5 million or 2% versus 2008, with $5 million (2%) higher base salaries, commissions, and incentives (principally due to merit increases between the years) and a $2 million increase in fringe benefits expense, more than offset by a $13 million decline in formal / discretionary bonuses. On average, full time equivalent employees decreased 2% between 2009 and 2008 (from 5,131 for 2008 to 5,016 for 2009). Nonpersonnel noninterest expenses on an aggregate basis were up $59 million or 24% over 2008, primarily due to higher FDIC insurance expense, elevated foreclosure / OREO related and loan collection costs, and increased legal and consultant expense. The efficiency ratio (defined as noninterest expense divided by “total revenue,” with total revenue calculated as the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 55.73% for 2009 and 52.41% for 2008. For 2010, the Corporation expects continued upward pressure on expenses from FDIC insurance, foreclosure / OREO expense, and legal and professional fees.

Performance Summary

The Corporation recorded a net loss of $131.9 million for the year ended December 31, 2009, compared to net income of $168.5 million for the year ended December 31, 2008. Net loss available to common equity was $161.2 million for 2009, or a net loss of $1.26 for both basic and diluted earnings per common share. For 2008, net income available to common equity was $165.2 million, or $1.29 for both basic and diluted earnings per common share. Earnings for 2009 were primarily impacted by the higher provision for loan losses (resulting from continued deterioration in the real estate markets and the economy). Cash dividends of $0.47 per common share were paid in 2009, compared to cash dividends of $1.27 per common share paid in 2008. Key factors behind these results are discussed below.

•	The recent market conditions have been marked with general economic and industry declines with a pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets, resulting in an increase in nonperforming loans, net charge offs, and provision for loan losses. Nonperforming loans were $1.1 billion at December 31, 2009, compared to $341 million at December 31, 2008. Net charge offs were $442.5 million in 2009 (or 2.84% of average loans) compared to $137.3 million in 2008 (or 0.85% of average loans). The provision for loan losses was

$750.6 million and $202.1 million, respectively, for 2009 and 2008. At year-end 2009, the allowance for loan losses represented 4.06% of total loans (covering 51% of nonperforming loans), compared to 1.63% (covering 78% of nonperforming loans) at year-end 2008. For additional discussion regarding charge offs and nonperforming loans see sections, “Allowance for Loan Losses” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

•	At December 31, 2009, total loans were $14.1 billion, down 13.2% from year-end 2008, primarily in commercial loans. Total deposits at December 31, 2009, were $16.7 billion, up 10.4% from year-end 2008, primarily attributable to higher money market deposits and interest-bearing demand deposits.

•	Taxable equivalent net interest income was $750.8 million for 2009, $27.0 million or 3.7% higher than 2008. Taxable equivalent interest income decreased $148.3 million, while interest expense decreased by $175.3 million. The increase in taxable equivalent net interest income was a function of favorable volume/mix variances (increasing taxable equivalent net interest income by $53.0 million), partially offset by unfavorable rate variances (decreasing taxable equivalent net interest income by $26.0 million). See also section, “Net Interest Income” for additional information on taxable equivalent net interest income and net interest margin.

•	The net interest margin for 2009 was 3.52%, 13 bp lower than 3.65% in 2008. The reduction in net interest margin was attributable to a 2 bp decrease in interest rate spread (the net of a 108 bp decrease in the cost of interest-bearing liabilities and a 110 bp decrease in the yield on earning assets) and a 11 bp lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

•	Noninterest income was $351.0 million for 2009, $65.3 million or 22.9% higher than 2008. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions) totaled $259.6 million for 2009, down $8.3 million or 3.1% from $267.9 million for 2008. Net mortgage banking income was $40.9 million for 2009, compared to $14.7 million in 2008, an increase of $26.2 million from 2008, primarily attributable to $27.2 million increase in the gain on sales of mortgage loans related to the higher secondary mortgage production experienced during 2009. Asset and investment securities gains, net combined were $4.7 million for 2009 (predominantly from gains on sales of mortgage-related securities, partially offset by higher losses on sales of other real estate owned), compared to combined asset and investment securities losses of $54.2 million for 2008 (primarily attributable to other-than-temporary write-downs on investment securities). Collectively, all remaining noninterest income categories were $45.8 million, down $11.5 million compared to 2008. For additional discussion concerning noninterest income see section, “Noninterest Income.”

•	Noninterest expense for 2009 was $611.4 million, an increase of $54.0 million or 9.7% over 2008. FDIC expense increased $39.4 million, legal and professional fees increased $5.0 million, and foreclosure / OREO expenses increased $24.4 million, while personnel expense was down $5.1 million and collectively all remaining noninterest expense categories were down $9.7 million compared to 2008. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 55.73% for 2009 and 52.41% for 2008. For additional discussion regarding noninterest expense see section, “Noninterest Expense.”

•	Income tax benefit for 2009 was $153.2 million, compared to income tax expense of $53.8 million for 2008. The change in income tax was primarily due to the decrease in pretax income to a pretax loss between the years. For additional discussion concerning income tax see section, “Income Taxes.”

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (loss) (which excludes the taxable equivalent adjustment) was $726.0 million in 2009 compared to $696.1 million in 2008. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $24.8 million and $27.7 million for 2009 and 2008, respectively, resulted in fully taxable equivalent net interest income of $750.8 million in 2009 and $723.8 million in 2008.

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2009. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Taxable equivalent net interest income of $750.8 million for 2009 was $27.0 million or 3.7% higher than 2008. The increase in taxable equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $53.0 million), partially offset by unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $26.0 million). The change in mix and volume of earning assets increased taxable equivalent interest income by $66.6 million, while the change in volume and composition of interest-bearing liabilities increased interest expense by $13.6 million, for a net favorable volume impact of $53.0 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $214.9 million, while changes in rates on interest-bearing liabilities lowered interest expense by $188.9 million, for a net unfavorable rate impact of $26.0 million. See additional discussion in section “Interest Rate Risk.”

The net interest margin for 2009 was 3.52%, compared to 3.65% in 2008. The 13 bp reduction in net interest margin was attributable to a 2 bp decrease in interest rate spread (the net of a 108 bp decrease in the cost of interest-bearing liabilities and a 110 bp decrease in the yield on earning assets), partially offset by 11 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

While unchanged during 2009, the Federal Reserve lowered interest rates seven times (for a total interest rate reduction of 400 bp) during 2008. At December 31, 2009, the Federal Funds rate was 0.25%, unchanged from December 31, 2008.

For 2009, the yield on average earning assets of 4.72% was 110 bp lower than 2008. Loan yields decreased 111 bp (to 4.84%), impacted by higher levels of nonaccrual loans, and commercial and retail loans in particular experienced lower yields (down 128 bp and 102 bp, respectively) given the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on securities and short-term investments was down 90 bp to 4.36%, also impacted by the lower interest rate environment and prepayment speeds of mortgage-related investment securities purchased at a premium. Overall, earning asset rate changes reduced interest income by $214.9 million, the combination of $175.3 million lower interest on loans and $39.6 million lower interest on securities and short-term investments.

The cost of average interest-bearing liabilities of 1.45% in 2009 was 108 bp lower than 2008. The average cost of interest-bearing deposits was 1.23% in 2009, 109 bp lower than 2008, reflecting the lower rate environment, moderated by product-focused pricing to retain balances. The cost of wholesale funding (comprised of short-term borrowings and long-term funding) decreased 90 bp to 2.06% for 2009, with short-term borrowings down 154 bp (similar to the change in the average Federal Funds rate) and long-term funding down 86 bp. The interest-bearing liability rate changes resulted in $188.9 million lower interest expense, with $125.6 million attributable to interest-bearing deposits and $63.3 million due to wholesale funding.

Year-over-year changes in the average balance sheet were impacted by the preferred stock issuance of $525 million in the fourth quarter of 2008 and the levering of the balance sheet through the investment in mortgage-related securities. As a result, average earning assets of $21.3 billion in 2009 were $1.5 billion (8%) higher than 2008. Average investments grew $2.0 billion as a result of mortgage-related investment securities purchases. Average loans decreased $0.5 billion (3.0%), with a $714 million decrease in commercial loans, partially offset by a $170 million increase in residential mortgage loans and a $60 million increase in retail loans. Taxable equivalent interest income in 2009 increased $66.6 million due to earning asset volume changes, including a $92.2 million increase attributable to securities and short-term investments, partially offset by a decrease of $25.6 million attributable to loans.

Average interest-bearing liabilities of $17.7 billion in 2009 were up $0.6 billion (4%) versus 2008, attributable to higher average deposit balances. On average, interest-bearing deposits grew $1.7 billion, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $0.4 billion. Average wholesale funding decreased $1.1 billion, the net of a $1.3 billion decrease in short-term borrowings and a $0.2 billion increase in long-term funding. As a percentage of total average interest-bearing liabilities, interest-bearing deposits, short-term borrowings, and long-term funding were 74%, 15%, and 11%, respectively, for 2009, compared to 67%, 24%, and 9%, respectively, for 2008. In 2009, interest expense increased $13.6 million due to volume changes, with a $23.2 million increase from higher volumes of interest-bearing deposits, partially offset by a $9.6 million decrease due to lower wholesale funding.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2009			2008			2007

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	($ in Thousands)

ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial	$9,673,513	$435,054	4.50%	$10,387,727	$600,079	5.78%	$9,807,964	$730,712	7.45%
Residential mortgage	2,369,719	125,475	5.29	2,200,145	129,077	5.87	2,292,606	141,127	6.16
Retail	3,552,404	195,078	5.49	3,492,693	227,368	6.51	3,032,064	243,401	8.03

Total loans	15,595,636	755,607	4.84	16,080,565	956,524	5.95	15,132,634	1,115,240	7.37
Investment securities:(4)
Taxable	4,846,305	192,766	3.98	2,786,302	132,994	4.77	2,567,838	122,323	4.76
Tax-exempt(1)	844,663	57,277	6.78	921,247	63,574	6.90	912,993	63,836	6.99
Short-term investments	50,778	426	0.84	51,592	1,328	2.57	31,305	1,572	5.02

Securities and short-term investments	5,741,746	250,469	4.36	3,759,141	197,896	5.26	3,512,136	187,731	5.35

Total earning assets	$21,337,382	$1,006,076	4.72%	$19,839,706	$1,154,420	5.82%	$18,644,770	$1,302,971	6.99%

Allowance for loan losses	(380,224)			(230,450)			(203,258)
Cash and due from banks	492,794			418,395			346,769
Other assets	2,159,519			2,010,312			1,849,724

Total assets	$23,609,471			$22,037,963			$20,638,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$880,544	$1,379	0.16%	$890,811	$4,021	0.45%	$913,143	$4,494	0.49%
Interest-bearing demand deposits	2,154,745	4,794	0.22	1,752,991	15,061	0.86	1,844,274	35,585	1.93
Money market deposits	5,390,782	42,978	0.80	4,231,678	79,057	1.87	3,752,199	138,924	3.70
Time deposits, excluding Brokered CDs	3,880,878	102,490	2.64	3,957,174	148,294	3.75	4,340,473	197,262	4.54

Total interest-bearing deposits, excluding
Brokered CDs	12,306,949	151,641	1.23	10,832,654	246,433	2.27	10,850,089	376,265	3.47
Brokered CDs	767,424	9,233	1.20	532,805	16,873	3.17	515,705	27,088	5.25

Total interest-bearing deposits	13,074,373	160,874	1.23	11,365,459	263,306	2.32	11,365,794	403,353	3.55
Federal funds purchased and securities sold under agreements to repurchase	1,294,423	8,837	0.68	2,330,426	51,278	2.20	1,847,789	90,768	4.91
Other short-term borrowings	1,421,338	7,362	0.52	1,722,944	35,306	2.05	860,348	43,856	5.10
Long-term funding	1,869,148	78,178	4.18	1,601,003	80,671	5.04	1,812,779	93,922	5.18

Total wholesale funding	4,584,909	94,377	2.06	5,654,373	167,255	2.96	4,520,916	228,546	5.06

Total interest-bearing liabilities	$17,659,282	$255,251	1.45%	$17,019,832	$430,561	2.53%	$15,886,710	$631,899	3.98%

Noninterest-bearing demand deposits	2,884,673			2,446,613			2,376,009
Accrued expenses and other liabilities	162,605			148,186			121,408
Stockholders’ equity	2,902,911			2,423,332			2,253,878

Total liabilities and stockholders’ equity	$23,609,471			$22,037,963			$20,638,005

Net interest income and rate spread(1)		$750,825	3.27%		$723,859	3.29%		$671,072	3.01%

Net interest margin(1)			3.52%			3.65%			3.60%

Taxable equivalent adjustment		$24,820			$27,711			$27,259

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Federal Home Loan Bank and Federal Reserve Bank stocks have been included in the average balances.

TABLE 3: Rate/Volume Analysis(1)

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

	($ in Thousands)

Interest income:
Loans:(2)
Commercial	$(39,094)	$(125,931)	$(165,025)	$41,172	$(171,805)	$(130,633)
Residential mortgage	9,675	(13,277)	(3,602)	(5,568)	(6,482)	(12,050)
Retail	3,827	(36,117)	(32,290)	33,863	(49,896)	(16,033)

Total loans	(25,592)	(175,325)	(200,917)	69,467	(228,183)	(158,716)
Investment securities:
Taxable	97,431	(37,659)	59,772	11,494	(823)	10,671
Tax-exempt(2)	(5,209)	(1,088)	(6,297)	586	(848)	(262)
Short-term investments	(20)	(882)	(902)	735	(979)	(244)

Securities and short-term investments	92,202	(39,629)	52,573	12,815	(2,650)	10,165

Total earning assets(2)	$66,610	$(214,954)	$(148,344)	$82,282	$(230,833)	$(148,551)

Interest expense:
Savings deposits	$(46)	$(2,596)	$(2,642)	$(108)	$(365)	$(473)
Interest-bearing demand deposits	2,847	(13,114)	(10,267)	(1,681)	(18,843)	(20,524)
Money market deposits	17,641	(53,720)	(36,079)	15,949	(75,816)	(59,867)
Time deposits, excluding Brokered CDs	(2,807)	(42,997)	(45,804)	(16,396)	(32,572)	(48,968)

Total interest-bearing deposits, excluding Brokered CDs	17,635	(112,427)	(94,792)	(2,236)	(127,596)	(129,832)
Brokered CDs	5,517	(13,157)	(7,640)	871	(11,086)	(10,215)

Total interest-bearing deposits	23,152	(125,584)	(102,432)	(1,365)	(138,682)	(140,047)
Federal funds purchased and securities sold under agreements to repurchase	(16,634)	(25,807)	(42,441)	31,573	(71,063)	(39,490)
Other short-term borrowings	(5,304)	(22,640)	(27,944)	27,500	(36,050)	(8,550)
Long-term funding	12,371	(14,864)	(2,493)	(10,728)	(2,523)	(13,251)

Total wholesale funding	(9,567)	(63,311)	(72,878)	48,345	(109,636)	(61,291)

Total interest-bearing liabilities	$13,585	$(188,895)	$(175,310)	$46,980	$(248,318)	$(201,338)

Net interest income(2)	$53,025	$(26,059)	$26,966	$35,302	$17,485	$52,787

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2009 Average				2008 Average				2007 Average

		% of				% of				% of
		Earning	Yield /			Earning	Yield /			Earning	Yield /
	Balance	Assets	Rate		Balance	Assets	Rate		Balance	Assets	Rate

					($ in Thousands)

Total loans	$15,595,636	73.1%	4.84%		$16,080,565	81.1%	5.95%		$15,132,634	81.2%	7.37%
Securities and short-term investments	5,741,746	26.9%	4.36%		3,759,141	18.9%	5.26%		3,512,136	18.8%	5.35%

Earning assets	$21,337,382	100.0%	4.72%		$19,839,706	100.0%	5.82%		$18,644,770	100.0%	6.99%

Financed by:
Interest-bearing funds	$17,659,282	82.8%	1.45%		$17,019,832	85.8%	2.53%		$15,886,710	85.2%	3.98%
Noninterest-bearing funds	3,678,100	17.2%			2,819,874	14.2%			2,758,060	14.8%

Total funds sources	$21,337,382	100.0%	1.20%		$19,839,706	100.0%	2.17%		$18,644,770	100.0%	3.39%

Interest rate spread			3.27%				3.29%				3.01%
Contribution from net free funds			0.25%				0.36%				0.59%

Net interest margin			3.52%				3.65%				3.60%

Average prime rate*			3.25%				5.08%				8.05%
Average federal funds rate*			0.17%				1.75%				4.95%
Average spread			308	bp			333	bp			310	bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

			Dollar	Percent
	2009	2008	Change	Change

	($ in Thousands)

ASSETS
Loans:
Commercial	$9,673,513	$10,387,727	$(714,214)	(6.9)%
Residential mortgage	2,369,719	2,200,145	169,574	7.7
Retail	3,552,404	3,492,693	59,711	1.7

Total loans	15,595,636	16,080,565	(484,929)	(3.0)
Investment securities:
Taxable	4,846,305	2,786,302	2,060,003	73.9
Tax-exempt	844,663	921,247	(76,584)	(8.3)
Short-term investments	50,778	51,592	(814)	(1.6)

Securities and short-term investments	5,741,746	3,759,141	1,982,605	52.7

Total earning assets	21,337,382	19,839,706	1,497,676	7.5
Other assets	2,272,089	2,198,257	73,832	3.4

Total assets	$23,609,471	$22,037,963	$1,571,508	7.1%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$880,544	$890,811	$(10,267)	(1.2)%
Interest-bearing demand deposits	2,154,745	1,752,991	401,754	22.9
Money market deposits	5,390,782	4,231,678	1,159,104	27.4
Time deposits, excluding Brokered CDs	3,880,878	3,957,174	(76,296)	(1.9)

Total interest-bearing deposits, excluding Brokered CDs	12,306,949	10,832,654	1,474,295	13.6
Brokered CDs	767,424	532,805	234,619	44.0

Total interest-bearing deposits	13,074,373	11,365,459	1,708,914	15.0
Short-term borrowings	2,715,761	4,053,370	(1,337,609)	(33.0)
Long-term funding	1,869,148	1,601,003	268,145	16.7

Total interest-bearing liabilities	17,659,282	17,019,832	639,450	3.8
Noninterest-bearing demand deposits	2,884,673	2,446,613	438,060	17.9
Accrued expenses and other liabilities	162,605	148,186	14,419	9.7
Stockholders’ equity	2,902,911	2,423,332	479,579	19.8

Total liabilities and stockholders’ equity	$23,609,471	$22,037,963	$1,571,508	7.1%

Provision for Loan Losses

The provision for loan losses in 2009 was $750.6 million, compared to $202.1 million and $34.5 million for 2008 and 2007, respectively. Net charge offs were $442.5 million for 2009, compared to $137.3 million for 2008 and $40.4 million for 2007. Net charge offs as a percent of average loans were 2.84%, 0.85%, and 0.27% for 2009, 2008, and 2007, respectively. At December 31, 2009, the allowance for loan losses was $573.5 million. In comparison, the allowance for loan losses was $265.4 million at December 31, 2008, and $200.6 million at December 31, 2007. The ratio of the allowance for loan losses to total loans was 4.06%, 1.63%, and 1.29% at December 31, 2009, 2008, and 2007, respectively. Nonperforming loans at December 31, 2009, were $1.1 billion, compared to $341 million at

December 31, 2008, and $163 million at December 31, 2007, representing 7.94%, 2.09%, and 1.05% of total loans, respectively.

The provision for loan losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections, “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest Income

Noninterest income was $351.0 million for 2009, up $65.3 million or 22.9% from 2008. Core fee-based revenue (as defined in Table 6 below) was $259.6 million for 2009, a decrease of $8.3 million or 3.1% versus 2008. Net mortgage banking income was $40.9 million compared to $14.7 million for 2008. Net gains / losses on investment securities and asset sales combined were $4.7 million for 2009, a favorable change of $58.9 million versus 2008. All other noninterest income categories combined were $45.8 million, down $11.5 million compared to 2008. “Fee income” (defined in Table 6 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 31.6% for 2009 compared to 32.0% for 2008.

TABLE 6: Noninterest Income

				% Change
				From
	Years Ended December 31,			Prior Year

	2009	2008	2007	2009	2008
	($ in Thousands)

Trust service fees	$36,009	$38,420	$42,629	(6.3)%	(9.9)%
Service charges on deposit accounts	116,918	118,368	101,042	(1.2)	17.1
Card-based and other nondeposit fees	45,977	48,540	47,558	(5.3)	2.1
Retail commission income	60,678	62,588	61,645	(3.1)	1.5

Core fee-based revenue	259,582	267,916	252,874	(3.1)	5.9
Mortgage banking income	67,277	37,566	39,467	79.1	(4.8)
Mortgage servicing rights expense	26,395	22,882	16,717	15.4	36.9

Mortgage banking, net	40,882	14,684	22,750	178.4	(35.5)
Capital market fees, net	5,536	7,390	4,896	(25.1)	50.9
Bank owned life insurance (“BOLI”) income	16,032	19,804	17,419	(19.0)	13.7
Other	24,226	30,065	23,061	(19.4)	30.4

Subtotal (“fee income”)	346,258	339,859	321,000	1.9	5.9
Asset sale gains (losses), net	(4,071)	(1,668)	15,607	N/M	N/M
Investment securities gains (losses), net	8,774	(52,541)	8,174	N/M	N/M

Total noninterest income	$350,961	$285,650	$344,781	22.9%	(17.2)%

N/M = not meaningful

Trust service fees for 2009 were $36.0 million, down $2.4 million (6.3%) from 2008, primarily due to weaker stock market performance. The year-to-date average market value of assets under management was $5.0 billion and $5.7 billion during 2009 and 2008, respectively. The market value of assets under management at December 31, 2009, was $5.3 billion compared to $5.1 billion at December 31, 2008.

Service charges on deposit accounts were $116.9 million, $1.5 million (1.2%) lower than 2008. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $4.6 million to $79.9 million), partially offset by an increase in service charges (up $3.1 million to $37.0 million).

Card-based and other nondeposit fees were $46.0 million for 2009, a decrease of $2.6 million (5.3%) from 2008, principally due to lower commercial and card-related fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $60.7 million for 2009, down $1.9 million (3.1%) compared to 2008, including lower insurance commissions (down $1.0 million to $44.0 million), and lower fixed and variable annuity commissions (down $0.9 million to $9.9 million for 2009), while brokerage was relatively flat.

Net mortgage banking income for 2009 was $40.9 million, up $26.2 million compared to 2008. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees, and fair value marks (collectively “gains on sales and related income”)) was $67.3 million in 2009, an increase of $29.7 million (79.1%) compared to 2008. This $29.7 million increase between 2009 and 2008 was primarily attributable to higher gains on sales and related income (up $27.2 million). Secondary mortgage production was $3.7 billion for 2009, compared to $1.4 billion for 2008.

Mortgage servicing rights expense includes both the base amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $26.4 million for 2009 compared to $22.9 million for 2008, primarily attributable to $3.5 million higher base amortization, as the change to the valuation allowance was relatively unchanged between the years (including a $6.8 million addition to the valuation reserve in both 2009 and 2008). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Conversely, as mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve.

Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2009, the net mortgage servicing rights asset was $63.8 million, representing 83 bp of the $7.7 billion portfolio of residential mortgage loans serviced for others, compared to a net mortgage servicing rights asset of $45.6 million, representing 69 bp of the $6.6 billion mortgage portfolio serviced for others at December 31, 2008. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $5.5 million, a decrease of $1.9 million compared to 2008, due to a $2.3 million decrease in interest rate risk related fees, partially offset by a $0.4 million increase in foreign currency related fees. BOLI income was $16.0 million, down $3.8 million from 2008, due to the lower interest rates on the underlying assets of the BOLI investment. Other income was $24.2 million, a decrease of $5.8 million (19.4%) versus 2008, with 2008 including $5.2 million in gains related to Visa, Inc. (“Visa”) matters and an $0.8 million gain on an ownership interest divestiture.

During 2008, the Visa matters resulted in the Corporation recording a total gain of $5.2 million, which included a $3.2 million gain from the mandatory partial redemption of the Corporation’s Class B common stock in Visa Inc. related to Visa’s initial public offering which was completed during first quarter 2008 and a $2.0 million gain (including a $1.5 million gain in the first quarter of 2008 and a $0.5 million gain in the fourth quarter of 2008) and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa from which settlements of certain covered litigation will be paid (Visa may add to this over time through a defined process which may involve a further redemption of the

Class B common stock). In addition, the Corporation has a zero basis (i.e., historical cost/carryover basis) in the shares of unredeemed Visa Class B common stock which are convertible with limitations into Visa Class A common stock based on a conversion rate that is subject to change in accordance with specified terms (including provision of Visa’s retrospective responsibility plan which provides that Class B stockholders will bear the financial impact of certain covered litigation) and no sooner than the longer of three years or resolution of covered litigation. During 2009, the Corporation recorded income of $0.3 million and a corresponding receivable for the Corporation’s pro rata interest in the Visa litigation escrow account. For additional discussion of Visa matters see section “Contractual Obligation, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

Net asset sale losses were $4.1 million for 2009 (primarily due to higher losses on sales of other real estate owned), compared to net asset sale losses of $1.7 million for 2008 (including a $1.2 million gain on the sale of third party administration business contracts and $2.4 million net losses on sales of other real estate owned). Net investment securities gains of $8.8 million for 2009 were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of mortgage-related securities and $2.9 million of credit-related other-than-temporary write-downs (including a $2.0 million write-down on a trust preferred debt security, a $0.4 million write-down on a non-agency mortgage-related security, and a $0.5 million write-down on various equity securities). Net investment securities losses of $52.5 million for 2008 were attributable to other-than-temporary write-downs on the Corporation’s holding of various mortgage-related, debt, and equity securities (including a $31.1 million write-down on a non-agency mortgage-related security, a $13.2 million write-down on FHLMC and FNMA preferred stocks, a $6.8 million write-down on trust preferred debt securities pools, and a $1.4 million write-down on common equity securities). For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements.

Noninterest Expense

Noninterest expense for 2009 was $611.4 million, an increase of $54.0 million or 9.7% over 2008. FDIC expense increased $39.4 million, legal and professional fees increased $5.0 million, and foreclosure / OREO expense increased $24.4 million, while personnel expense was down $5.1 million and collectively all other noninterest expenses were down $9.7 million compared to 2008.

TABLE 7: Noninterest Expense

				% Change From
	Years Ended December 31,			Prior Year

	2009	2008	2007	2009	2008
	($ in Thousands)

Personnel expense	$304,390	$309,478	$303,428	(1.6)%	2.0%
Occupancy	49,341	50,461	46,659	(2.2)	8.1
Equipment	18,385	19,123	17,908	(3.9)	6.8
Data processing	30,893	30,451	31,690	1.5	(3.9)
Business development and advertising	18,033	21,400	19,785	(15.7)	8.2
Stationery and supplies	6,128	7,674	6,824	(20.1)	12.5
Other intangible asset amortization expense	5,543	6,269	7,116	(11.6)	(11.9)
FDIC expense	41,934	2,524	1,668	N/M	51.3
Courier expense	4,691	6,153	6,786	(23.8)	(9.3)
Postage expense	7,122	7,702	7,689	(7.5)	0.2
Legal and professional fees	19,562	14,566	11,841	34.3	23.0
Foreclosure / OREO expense	38,129	13,685	7,508	178.6	82.3
Other	67,269	67,974	65,989	(1.0)	3.0

Total noninterest expense	$611,420	$557,460	$534,891	9.7%	4.2%

Personnel expense to Total noninterest expense	49.8%	55.5%	56.7%

N/M = not meaningful

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $304.4 million for 2009, down $5.1 million (1.6%) from 2008. Average full-time equivalent employees were 5,016 for 2009, down 2.2% from 5,131 for 2008. Salary-related expenses decreased $7.1 million (2.8%). This decrease was primarily due to lower formal / discretionary bonuses (down $13.5 million), partially offset by higher compensation and commissions (up $5.6 million, including merit increases between the years, higher commissions due to current secondary mortgage production volume, and higher compensation related to the vesting of stock options and restricted stock grants). Fringe benefit expenses increased $2.0 million (3.5%), primarily from higher costs of premium-based benefits (up $1.7 million).

Compared to 2008, occupancy expense of $49.3 million was down $1.1 million (2.2%), equipment expense of $18.4 million was down $0.7 million (3.9%), data processing of $30.9 million was up $0.4 million (1.5%), business development and advertising of $18.0 million was down $3.4 million (15.7%), stationery and supplies of $6.1 million was down $1.5 million (20.1%), courier expense of $4.7 million was down $1.5 million (23.8%), and postage expense of $7.1 million was down $0.6 million (7.5%), reflecting efforts to control selected discretionary expenses. Other intangible asset amortization expense decreased $0.7 million (11.6%), attributable to the full amortization of certain intangible assets during 2008. FDIC expense increased $39.4 million as the assessment rate more than doubled in January 2009, the one-time assessment credit was exhausted during the first quarter of 2009, and the second quarter of 2009 included a special assessment of $11.3 million. Legal and professional expense of $19.6 million increased $5.0 million (34.3%), primarily due to higher legal and other professional consultant costs related to increased foreclosure activities, and other corporate activities and projects. Foreclosure / OREO expenses of $38.1 million increased $24.4 million, including a $9.8 million increase in OREO write-downs (primarily attributable to an $8 million write-down on a foreclosed property) and a general rise in foreclosure expenses (impacted by the continued deterioration of the real estate market). Other expense of $67.3 million decreased $0.7 million (1.0%) from 2008, with 2009 including a $10.5 million increase to the reserve for losses on unfunded commitments compared to a $2.8 million increase during 2008 (attributable to the erosion of the credit environment), as well as declines in miscellaneous other expense categories given the efforts to control selected discretionary expenses.

Income Taxes

The Corporation recognized an income tax benefit of $153.2 million for 2009 compared to income tax expense of $53.8 million for 2008. The change in income tax was primarily due to the decrease in pretax income to a pretax loss between the years. In addition, during 2009, the Corporation recorded a $19.2 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the recently enacted Wisconsin combined reporting legislation.

See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section “Critical Accounting Policies.” Income tax expense recorded in the consolidated statements of income (loss) involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such examinations by taxing authorities may result in changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13, “Income Taxes,” of the notes to consolidated financial statements for more information.

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

Loans

Total loans were $14.1 billion at December 31, 2009, a decrease of $2.2 billion or 13.2% from December 31, 2008. Commercial loans decreased $1.6 billion (15.3%) to represent 62% of total loans at the end of 2009, compared to 63% at year-end 2008. Retail loans were $3.4 billion, down $0.3 billion (7.8%) and represented 24% of total loans compared to 23% at December 31, 2008, while residential mortgage loans decreased $0.3 billion (12.8%) to represent 14% of total loans (unchanged from 14% of total loans for 2008).

TABLE 8: Loan Composition

	As of December 31,

	2009		2008		2007		2006		2005

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)

Commercial, financial, and agricultural	$3,450,632	24%	$4,388,691	27%	$4,281,091	28%	$3,677,573	24%	$3,417,343	22%
Commercial real estate	3,817,066	27	3,566,551	22	3,635,365	23	3,789,480	25	4,064,327	27
Real estate construction	1,397,493	10	2,260,888	13	2,260,766	14	2,047,124	14	1,783,267	12
Lease financing	95,851	1	122,113	1	108,794	1	81,814	1	61,315	—

Total commercial	8,761,042	62	10,338,243	63	10,286,016	66	9,595,991	64	9,326,252	61
Home equity	2,546,167	18	2,883,317	18	2,269,122	15	2,164,758	15	2,025,055	13
Installment	873,568	6	827,303	5	841,136	5	915,747	6	1,003,938	7

Total retail	3,419,735	24	3,710,620	23	3,110,258	20	3,080,505	21	3,028,993	20
Residential mortgage	1,947,848	14	2,235,045	14	2,119,978	14	2,205,030	15	2,851,219	19

Total loans	$14,128,625	100%	$16,283,908	100%	$15,516,252	100%	$14,881,526	100%	$15,206,464	100%

Farmland	$47,514	1%	$57,242	1%	$59,590	1%	$59,220	2%	$62,916	1%
Multi-family	543,936	14	496,059	14	534,679	15	654,238	17	754,886	19
Owner occupied(a)	1,198,075	32	1,239,139	35	1,293,217	36
Non-owner occupied(a)	2,027,541	53	1,774,111	50	1,747,879	48	3,076,022	81	3,246,525	80

Commercial real estate	$3,817,066	100%	$3,566,551	100%	$3,635,365	100%	$3,789,480	100%	$4,064,327	100%

1-4 family construction(b)	$251,307	18%	$423,137	19%	$486,383	22%
All other construction(b)	1,146,186	82	1,837,751	81	1,774,383	78

Real estate construction	$1,397,493	100%	$2,260,888	100%	$2,260,766	100%	$2,047,124	100%	$1,783,267	100%

(a)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006 and 2005.

(b)	A break-down between 1-4 family and all other real estate construction is not available for 2006 and 2005.

Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and retail loans, inferring higher potential losses on an individual customer basis. Commercial loans declined during 2009 as loan demand declined given the continued deterioration in the economy and the Corporation further responded to the stricter credit environment (particularly in commercial real estate) by aggressively managing risks of certain targeted performing loans and took charge offs on nonperforming commercial loans.

Commercial, financial, and agricultural loans were $3.5 billion at the end of 2009, down $938 million (21.4%) since year-end 2008, and comprised 24% of total loans outstanding, down from 27% at the end of 2008. The commercial, financial, and agricultural loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Within the commercial, financial, and agricultural classification, loans to finance agricultural production totaled less than 0.5% of total loans for all periods presented.

Commercial real estate primarily includes commercial-based loans that are secured by multifamily properties and nonfarm/nonresidential real estate properties. Commercial real estate totaled $3.8 billion at December 31, 2009, up $251 million (7.0%) from December 31, 2008, and comprised 27% of total loans outstanding versus 22% at year-end 2008. Commercial real estate loans involve borrower characteristics similar to those discussed for commercial, financial, and agricultural loans and real estate construction projects. Loans of this type are mainly secured by commercial income properties or multifamily projects. Credit risk is managed in a similar manner to commercial, financial, and agricultural loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate construction loans declined $863 million (38.2%) to $1.4 billion, representing 10% of the total loan portfolio at the end of 2009, compared to 13% at the end of 2008. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, have prior successful project experience, and are well capitalized. Projects undertaken by these developers are carefully reviewed by the Corporation to ensure that they are economically viable. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

Retail loans totaled $3.4 billion at December 31, 2009, down $291 million (7.8%) compared to 2008, and represented 24% of the 2009 year-end loan portfolio versus 23% at year-end 2008. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines, as well as home equity loans, some of which are first lien positions, while installment loans consist of educational loans, as well as short-term and other personal installment loans. The Corporation had $615 million and $506 million of education loans at December 31, 2009 and 2008, respectively, the majority of which are government guaranteed. Credit risk for these types of loans is generally greatly influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential mortgage loans totaled $1.9 billion at the end of 2009, down $287 million (12.8%) from the prior year and comprised 14% of total loans outstanding at both year-end 2009 and year-end 2008. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement. As part of its management of originating and servicing residential mortgage loans, nearly all of the Corporation’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, and sound nonaccrual and charge off policies.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans. However, the Corporation has several areas of larger exposures (less than

10% of total loans) which are being closely monitored, such as $988 million of Shared National Credits, $626 million of residential and land development loans, and $137 million of broker generated home equity loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)

December 31, 2009	Within 1 Year(2)	1-5 Years	After 5 Years	Total

	($ in Thousands)

Commercial, financial, and agricultural	$2,726,863	$568,108	$155,661	$3,450,632
Real estate construction	1,233,784	158,992	4,717	1,397,493

Total	$3,960,647	$727,100	$160,378	$4,848,125

Fixed rate	$910,140	$532,695	$145,366	$1,588,201
Floating or adjustable rate	3,050,507	194,405	15,012	3,259,924

Total	$3,960,647	$727,100	$160,378	$4,848,125

Percent by maturity distribution	82%	15%	3%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

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

At December 31, 2009, the allowance for loan losses was $573.5 million, compared to $265.4 million at December 31, 2008 and $200.6 million at December 31, 2007. The allowance for loan losses to total loans was 4.06%, 1.63%, and 1.29% at December 31, 2009, 2008 and 2007, respectively, and the allowance for loan losses covered 51%, 78% and 123% of nonperforming loans at December 31, 2009, 2008 and 2007, respectively. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. Management’s allowance methodology includes an impairment analysis on specifically identified commercial loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall appropriate level of the allowance for loan losses. Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. A direct increase to the allowance for loan losses comes from acquisitions. Finally, the provision for loan losses, a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. With the accelerated deterioration of credit quality during 2009, rising net charge off and nonperforming loan ratios, and management’s assessment of the appropriate level of the allowance for loan losses, the provision for loan losses of $750.6 million for 2009 was higher than the 2008 provision of $202.1 million and 2007 provision of $34.5 million.

The asset quality stress experienced in 2007 and 2008 accelerated considerably during 2009 with the Corporation experiencing elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s historical trends. Industry issues impacting asset quality during this period included a general deterioration in economic factors such as higher and more volatile energy prices, rising unemployment, the fall of the dollar, and rumors of inflation or recession; declining commercial and residential real estate markets; pervasive subprime lending issues; and waning consumer confidence. While the likelihood of losses that are equal to the entire recorded investment for a real estate loan is remote, declining collateral values have significantly contributed to the elevated levels of nonperforming loans, net charge offs, and allowance for loan losses, resulting in the increase in the provision for loan losses that the Corporation has experienced in recent periods. During this time period, the Corporation has continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories.

The Corporation’s underwriting and risk-based pricing guidelines for consumer-related real estate loans consist of a combination of both borrower FICO (credit score) and the loan-to-value (“LTV”) of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 85% for customers with FICO scores exceeding 710, and 75% LTV for all other customers. The average FICO score for new home equity production in 2009 was 764, compared to 765 in 2008, 750 in 2007, 739 in 2006, and 732 in 2005. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

The Corporation’s current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum LTV, requirements for pre-leasing and / or presales, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land which has a 50% LTV maximum. The Corporation’s LTV guidelines are generally more conservative than regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts used to determine LTV include interest reserves, which are built into the loans and sized to carry the projects through construction and lease up and / or sell out.

Gross charge offs were $452.2 million for 2009, $145.8 million for 2008, and $47.2 million for 2007, while recoveries for the corresponding periods were $9.7 million, $8.5 million, and $6.8 million, respectively. As a result, net charge offs were $442.5 million or 2.84% of average loans for 2009, compared to $137.3 million or 0.85% of average loans for 2008, and $40.4 million or 0.27% of average loans for 2007 (see Table 10). The 2009 increase in net charge offs of $305 million was comprised of a $263 million increase in commercial net charge offs, and a $42 million increase in retail and residential mortgage net charge offs. The 2009 increase in commercial net charge offs was mainly attributable to a higher incidence of large (greater than $2 million) charge offs within residential and land development loans, and in the financial institutions and housing-related industries. For 2009, 84% of net charge offs came from commercial loans (and commercial loans represented 62% of total loans at year-end 2009), compared to 79% for 2008 and 60% for 2007, a result of the sizable increase in commercial charge offs in both 2009 and 2008. The 2009 increase in retail home equity and residential mortgage net charge offs was primarily due to the deteriorating economic conditions and a weak housing market. For 2009, retail loans (which represent 24% of total loans at year-end 2009) accounted for 13% of net charge offs, down from 19% for 2008 and 35% for 2007. Residential mortgages (representing 14% of total loans at year-end 2009) accounted for 3% of 2009 net charge offs, compared to 2% and 5% for 2008 and 2007, respectively. Gross charge offs of retail and residential mortgage loans have been rising over the past three years, as economic conditions, such as rising unemployment, higher energy, health and other costs, and a weakening housing market, have been impacting the consumer’s borrowing behavior and ability to pay back debt, while recoveries on these loans have remained relatively low. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

	Years Ended December 31,

	2009				2008				2007				2006			2005
	($ in Thousands)

Allowance for loan losses, at beginning of year	$265,378				$200,570				$203,481				$203,404			$189,762
Balance related to acquisitions	—				—				2,991				—			13,283
Provision for loan losses	750,645				202,058				34,509				19,056			13,019
Loans charged off:
Commercial, financial, and agricultural	161,260				45,207				21,574				9,562			9,461
Commercial real estate	57,288				12,932				4,427				1,918			4,667
Real estate construction	157,752				55,782				2,559				1,287			612
Lease financing	1,575				599				150				140			259

Total commercial	377,875				114,520				28,710				12,907			14,999
Home equity	49,674				20,011				9,732				8,251			3,469
Installment	10,364				7,546				6,501				7,005			7,052

Total retail	60,038				27,557				16,233				15,256			10,521
Residential mortgage	14,293				3,749				2,306				2,344			2,223

Total loans charged off	452,206				145,826				47,249				30,507			27,743
Recoveries of loans previously charged off:
Commercial, financial, and agricultural	5,583				6,000				3,595				5,489			3,957
Commercial real estate	1,049				391				804				3,148			8,317
Real estate construction	555				73				252				—			37
Lease financing	5				29				26				23			—

Total commercial	7,192				6,493				4,677				8,660			12,311
Home equity	884				384				386				370			259
Installment	1,525				1,386				1,530				1,559			1,807

Total retail	2,409				1,770				1,916				1,929			2,066
Residential mortgage	115				313				245				939			706

Total recoveries	9,716				8,576				6,838				11,528			15,083

Total net charge offs	442,490				137,250				40,411				18,979			12,660

Allowance for loan losses, at end of year	$573,533				$265,378				$200,570				$203,481			$203,404

Ratios at end of year:
Allowance for loan losses to total loans	4.06%				1.63%				1.29%				1.37%			1.34%
Allowance for loan losses to net charge offs	1.3	x			1.9	x			5.0	x			10.7	x		16.1	x

Net loan charge offs (recoveries):			(A	)			(A	)			(A	)			(A )			(A )
Commercial, financial, and agricultural	$155,677		401		$39,207		90		$17,979		46		$4,073		12	$5,504		18
Commercial real estate	56,239		150		12,541		35		3,623		10		(1,230)		(3)	(3,650)		(10)
Real estate construction	157,197		816		55,709		238		2,307		11		1,287		6	575		4
Lease financing	1,570		144		570		47		124		14		117		16	259		48

Total commercial	370,683		383		108,027		104		24,033		25		4,247		4	2,688		3
Home equity	48,790		181		19,627		74		9,346		43		7,881		37	3,210		17
Installment	8,839		103		6,160		74		4,971		57		5,446		57	5,245		50

Total retail	57,629		162		25,787		74		14,317		47		13,327		43	8,455		29
Residential mortgage	14,178		60		3,436		16		2,061		9		1,405		5	1,517		5

Total net charge offs	$442,490		284		$137,250		85		$40,411		27		$18,979		12	$12,660		9

(A) — Ratio of net charge offs to average loans by loan type in basis points.
Commercial real estate and Real estate construction net charge off detail:
Farmland	$146		28		$74		13		$1		—		$42		7	$80		12
Multi-family	6,225		119		1,116		22		59		1		(144)		(2)	796		10
Owner occupied(a)	7,352		58		4,630		37		3,317		24
Non-owner occupied(a)	42,516		224		6,721		38		246		1		(1,128)		(4)	(4,526)		(15)

Commercial real estate	$56,239		150		$12,541		35		$3,623		10		$(1,230)		(3)	$(3,650)		(10)

1-4 family construction(b)	$38,662		748		$21,723		178		$1,692		4
All other construction(b)	118,535		1129		33,986		495		615		31

Real estate construction	$157,197		816		$55,709		238		$2,307		11		$1,287		6	$575		4

(a)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006 and 2005.

(b)	A break-down between 1-4 family and all other real estate construction is not available for 2006 and 2005.

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,

	2009		2008		2007		2006		2005
	($ in Thousands)

Allowance allocation:		(A )		(A )		(A )		(A )		(A )
Commercial, financial, & agricultural	$196,637	5.70%	$103,198	2.35%	$67,941	1.59%	$88,112	2.40%	$85,125	2.49%
Commercial real estate	162,437	4.26	58,202	1.63	71,172	1.96	65,949	1.74	67,914	1.67
Real estate construction	118,708	8.49	65,991	2.92	24,084	1.07	17,267	0.84	13,643	0.77
Lease financing	8,303	8.66	777	0.64	732	0.67	708	0.87	590	0.96

Total commercial	486,085	5.55	228,168	2.21	163,929	1.59	172,036	1.79	167,272	1.79
Home equity	43,783	1.72	20,175	0.70	20,045	0.88	10,452	0.48	11,047	0.55
Installment	11,298	1.29	6,585	0.80	5,353	0.64	10,584	1.16	12,169	1.21

Total retail	55,081	1.61	26,760	0.72	25,398	0.82	21,036	0.68	23,216	0.77
Residential mortgage	32,367	1.66	10,450	0.47	11,243	0.53	10,409	0.47	12,916	0.45

Total allowance for loan losses	$573,533	4.06%	$265,378	1.63%	$200,570	1.29%	$203,481	1.37%	$203,404	1.34%

	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )
Commercial, financial, & agricultural	34%	24%	39%	27%	34%	28%	43%	24%	42%	22%
Commercial real estate	28	27	22	22	35	23	33	25	33	27
Real estate construction	21	10	25	13	12	14	9	14	7	12
Lease financing	2	1	—	1	—	1	—	1	—	—

Total commercial	85	62	86	63	81	66	85	64	82	61
Home equity	8	18	8	18	10	15	5	15	6	13
Installment	2	6	2	5	3	5	5	6	6	7

Total retail	10	24	10	23	13	20	10	21	12	20
Residential mortgage	5	14	4	14	6	14	5	15	6	19

Total allowance for loan losses	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(A)	Allowance for loan losses category as a percentage of total loans by category.

(B)	Allowance for loan losses category as a percentage of total allowance for loan losses.

(C)	Total loans by category as a percentage of total loans.

Determining the appropriate level of the allowance for loan losses is a function of evaluating a number of factors, including but not limited to, changes in the loan portfolio (see Table 8), net charge offs (see Table 10), nonperforming loans (see Table 12), and evaluating specific credits. Growth and mix of loans impacts the overall inherent risk characteristics of the loan portfolio (see section “Loans” which discusses credit risks related to the different loan types). Total loans were $14.1 billion at December 31, 2009, down $2.2 billion or 13.2% from December 31, 2008, including a change in the mix of loans. Retail loans grew to represent 24% of total loans (compared to 23% and 20% at year-end 2008 and year-end 2007, respectively), while commercial loans decreased to represent 62%, 63%, and 66% of total loans at December 31, 2009, 2008, and 2007, respectively. Residential mortgage loans were minimally changed, representing 14% of total loans at year-end 2009, 2008, and 2007, respectively. Nonperforming, potential problem, and criticized loans have increased over the past year, as there has been continued stress on borrowers from difficult economic conditions, higher energy costs, and negative commercial and residential real estate market issues pervading into many related businesses. Nonperforming loans increased $781 million to $1.1 billion (compared to $341 million at year-end 2008), and grew as a percentage of total loans (from 2.09% at year-end 2008 to 7.94% at year-end 2009), with commercial and consumer-related nonperforming loans accountable for $717 million and $64 million, respectively, of the increase. Nonperforming loans were $163 million and represented 1.05% of total loans at December 31, 2007. See Table 12 and section “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional details and discussion.

The Corporation’s process, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful, or loss) and non-criticized loan categories (which include watch rated loans). In the first quarter of 2009, the Corporation changed its definition of criticized loans to exclude watch rated loans to be consistent with the regulatory definition of criticized loans. The allocation methodology focuses on evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

The allocation methodology used at December 31, 2009, 2008, and 2007 was comparable, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management allocates the allowance for loan losses for credit losses by pools of risk. First, as reflected in Note 4, “Loans,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and commercial real estate loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated. Loss factors assigned to criticized and non-criticized loan pools by type were similar between 2009, 2008, and 2007, but with refinements made in 2009 and 2008 to loss factors assigned to certain criticized and non-criticized loss factors to align closer to historical loss levels. And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.

During 2009, management of the Corporation was intensively focused on the erosion of the credit environment and the corresponding deterioration in its credit quality metrics. In the fourth quarter of 2008, the Corporation’s efforts to improve its processes to gather and track credit administration metrics began to produce additional management information, which has continued to be enhanced throughout 2009. In addition, process improvements were implemented around credit evaluations, documentation, enhanced appraisal process and credit monitoring. The improved credit processes, combined with enhanced credit information, have been incorporated into the methodologies management uses for determining the appropriateness of the allowance for loan losses.

Early in 2009, the Corporation began to identify significant credit quality issues and deteriorating trends within the commercial loan portfolio. The main segments of weakness were in commercial real estate, particularly related to residential construction lending. During the first and second quarter, as single family residential and condo construction projects began to near completion, we began receiving updated sales projections, which indicated that the absorption rates on many projects were significantly behind expectations and, therefore, repayment was becoming more questionable. In addition, we began to see commercial real estate loans show signs of stress as retail and office properties cash flow and debt service coverage ratios were falling. As a result, many of these loans were downgraded to potential problem loans as real estate construction potential problem loans grew $169 million or 54% during the first half of 2009 and potential problem commercial real estate loans grew $218 million or 90% during that same period. In many cases, these deteriorating loans also had identified collateral shortfalls or the guarantor’s ability to support the project from other means was determined to be unlikely and was therefore moved to nonperforming status. Real estate construction nonperforming loans grew by $174 million or 194% and commercial real estate nonperforming loans grew by $104 million or 166% during the first half of 2009. We also began to see weakness in non real estate commercial loans during the first half of 2009, due to the prolonged economic recession, as borrowers in the consumer goods, automotive, and construction related industries began reporting weak financial performance and projecting that weakness to continue for the rest of 2009. Due to these conditions, downgrades to potential problem loans and nonperforming status accelerated, which caused non real estate commercial potential problem loans to increase $88 million or 24% and nonperforming loans to increase $85 million or 81% during the first half of 2009. Overall total commercial net charge offs for the first half of 2009 were $87 million up $19 million or 28% from the last half of 2008. In addition, primarily as a result of the significant increases in both commercial potential problem and nonperforming loans, the level of allowance for loan losses grew $142 million or 53% to $407.2 million at June 30, 2009 from $265.4 million at December 31, 2008.

During the third quarter of 2009, it appeared that the Corporation’s credit trends were beginning to stabilize, as the rate of growth in both commercial potential problem loans and nonperforming loans slowed considerably from the levels in the first half of 2009, as total commercial potential problem loans during the third quarter grew only $148 million or 10% and total nonperforming loans grew only $152 million or 21%. Total commercial loan charge offs for the quarter were $75 million or approximately $30 million higher than levels of the first two quarters of 2009. This increase was almost entirely due to the large charge off ($25 million) taken during the third quarter on a failed financial institution. In addition, commercial past due levels improved again in the third quarter for the second quarter in a row, and economic metrics such as unemployment appeared to have peaked during the quarter and actually fell in both Wisconsin and Minnesota.

However, during the fourth quarter of 2009, a renewed level of weakness in the commercial real estate market reappeared, as values continued to decline at a rapid pace, and economic indicators such as unemployment worsened, with little prospect for improvement on the immediate horizon. Due to the significant number of downgrades made in the second quarter, as described above, and to a lesser extent in the third quarter, the Corporation ordered a significant number of new appraisals on our commercial real estate and real estate construction loans during the last half of 2009. These new appraisal values, along with other indicators of value (e.g. recent sales, slower absorption levels) received or observed during the fourth quarter, indicated a significant decline in value and, as a result, many potential problem loans were downgraded to nonperforming status causing commercial real estate and real estate construction nonperforming loans to increase $205 million or 40% during the fourth quarter, in addition to $165 million of charge offs taken on commercial real estate and real estate construction loans during the fourth quarter. Non real estate commercial loan credit reviews performed on our borrowers under stress during the fourth quarter indicated that an increasing number of borrowers were now being negatively impacted by the prolonged recession as non real estate commercial potential problem loans and nonperforming loans which both grew modestly in the third quarter, increased $82 million (17%) and $25 million (11%) respectively during the quarter. Net charge offs for non real estate commercial loans were $43 million for the quarter, compared with $58 million in the third quarter, which included a large $25 million charge off taken on a failed financial institution, and $20 million in the second quarter and $36 million in first quarter of 2009.

As discussed above, 2009 was marked by significant declines in commercial credit quality. Overall during 2009, commercial potential problem loans increased $641 million or 70% ending the year at $1.6 billion and commercial nonperforming loans increased $717 million or 279% ending the year at $975 million. Commercial net charge offs also increased significantly, up $263 million (243%), totaling $371 million in 2009, compared with $108 million in 2008. The portion of the allowance for loan losses allocated to the commercial portfolios was significantly increased during the year, up $258 million or 113%, ending the year at $486 million.

Credit trends for the retail loan portfolios, which consist primarily of residential first and second lien mortgages, worsened during 2009 as borrowers were impacted by the higher levels of unemployment and soft residential real estate markets. Overall retail potential problem loans increased $17 million (100%) during 2009 to $34 million at December 31, 2009, and nonperforming loans increased $64 million (76%) during 2009 to $147 million at December 31, 2009. Retail net charge offs increased $43 million (146%) to $72 million in 2009, compared with $29 million in 2008. The portion of the allowance for loan losses allocated to the retail loan portfolios significantly increased during the year, up $50 million or 135%, ending the year at $87 million.

As discussed above, 2009 was marked by significant declines in both commercial and retail credit quality. Overall during 2009, total potential problem loans increased $658 million or 70% ending the year at $1.6 billion and total nonperforming loans increased $781 million or 229% ending the year at $1.1 billion. Total net charge offs also increased significantly, up $305 million (222%), totaling $442 million in 2009, compared with $137 million in 2008. The allowance for loan losses was increased by $308 million or 116% during 2009, ending the year at $574 million. The resulting provision for loan losses for 2009 totaled $751 million compared to $202 for 2008, representing a $549 million or 271% increase.

At year-end 2009, 74% of the allowance for loan losses was allocated to criticized loans, which represented 23% of total loans. Comparatively, at year-end 2008, 64% of the allowance for loan losses was allocated to criticized loans, which represented 12% of total loans, and at year-end 2007, 56% of the allowance for loan losses was allocated to criticized loans, which represented 7% of total loans. During 2009, the mix of criticized loans migrated toward commercial real estate from real estate construction, with real estate construction criticized loans representing 27% of total criticized loans (compared to 34% at year-end 2008 and 23% at year-end 2007), commercial real estate criticized loans representing 38% of total criticized loans (compared to 26% at December 31, 2008 and 39% at December 31, 2007), and commercial, financial and agricultural criticized loans representing 33% of total criticized loans (compared to 32% at year-end 2008 and 34% at year-end 2007). This shift was due in part to the continued deterioration in the commercial real estate market, and the high level of real estate construction loan charge offs. See also section “Potential Problem Loans.”

Historically, the Corporation has allocated 80% or more of its allowance for loan losses to total commercial loans, which have historically represented 60% or more of the total loan portfolio, and which have been the largest contributor of gross charge offs. The allocation of the allowance for loan losses by loan type between 2009 and 2008 was generally consistent with 86% allocated to total commercial loans at year-end 2008 compared to 85% at year-end 2009, and a corresponding increase in allocation to consumer-based loans combined (from 14% at year-end 2008 to 15% at year-end 2009), consistent, in part, with the deteriorating commercial asset quality metrics, as well as the tightening of underwriting guidelines supporting the residential mortgage and home equity portfolios. Based on the deteriorating commercial asset quality metrics, management’s allocation process resulted in a 2009 allocation to commercial loans which remained higher than historical levels, and was driven by the underlying changing credit dynamics and trends (e.g., a significant increase in real estate construction, commercial real estate, and commercial, financial and agricultural net charge offs versus our historical trends, a shift in the mix of criticized, potential problem, and nonperforming loans, and review of the current market conditions).

The largest portion of the allowance at year-end 2009 was allocated to commercial, financial and agricultural loans and was $196.6 million (up $93.4 million), representing 34% of the allowance for loan losses at year-end 2009 (versus 39% at year-end 2008). Although the amount allocated to commercial, financial and agricultural loans was higher it represented a lower percentage of the total allowance for loan losses for 2009, as the level of these loans in criticized categories remained the same (33% at year-end 2009 versus 32% at year-end 2008), while there was a decrease in nonperforming commercial, financial and agricultural loans (21% of total nonperforming loans at year-end 2009 compared to 31% at year-end 2008), a lower percentage of these loans in potential problem loans (35% at year-end 2009 versus 39% at year-end 2008), and comprised a lower percent of total loans (24% at year-end 2009 versus 27% at year-end 2008). The amount allocated to commercial real estate loans was $162.4 million (up $104.2 million), representing 28% of the allowance for loan losses at year-end 2009 versus 22% at year-end 2008. The increase in the amount allocated to commercial real estate was attributable to the higher percentage of nonperforming commercial real estate loans (27% of total nonperforming loans at year-end 2009 compared to 18% at year-end 2008), a higher percentage of commercial real estate loans in criticized categories (38% at December 31, 2009 versus 26% at December 31, 2008), a higher percentage of these loans in potential problem loans (37% at year-end 2009 versus 26% at year-end 2008), as well as an increase as a percentage of total loan mix (27% at year-end 2009 versus 22% at year-end 2008). At December 31, 2009, the allowance allocated to real estate construction was $118.7 million (up $52.7 million), representing 21% of the allowance for loan losses (versus 25% at December 31, 2008). Although the amount of allocation for this portfolio increased, on a relative basis, the allocation to real estate construction decreased primarily based on a lower percentage of these loans in criticized categories (from 34% at year-end 2008 to 27% at year-end 2009), a lower percentage of these loans in potential problem loans (from 33% at December 31, 2008 to 25% at December 31, 2009), a decline in real estate construction loans as a percentage of total loans (to 10% at year-end 2009 from 13% at year-end 2008), while nonperforming real estate construction loans increased (37% of total nonperforming loans at year-end 2009 compared to 26% at year-end 2008). The allowance allocation to residential mortgage increased (from 4% at December 31, 2008 to 5% at December 31, 2009), while the allowance allocation to home equity remained level (8% at both year-end 2008 and year-end 2009), given the change in residential mortgage and home equity as a percentage of nonperforming loans and net charge offs. The allowance allocation to installment loans was unchanged at 2% for both year-end 2008 and year-end 2009 given the minimal change in installment loans as a percentage of total loan mix (6% at year-end 2009 versus 5% year-end 2008), as well as the small increase in net charge offs and nonperforming installment loans. The significant decline in the quality of the Corporation’s loan portfolios during 2009 resulted in a likewise, significant increase in net charge offs, provision for loan losses, and allowance for loan losses for the year. Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains conservative underwriting standards, understands the economy in our core footprint, and considers the trend of deterioration in loan quality in establishing the level of the allowance for loan losses. Management believes the level of the allowance for loan losses is appropriate at December 31, 2009; however, the level of uncertainty regarding the pace of future credit deterioration and the length of asset stress, leads management to believe that it is likely that the levels of net charge offs, provision for loan losses, nonperforming loans, and potential problem loans will remain elevated compared to our historical levels. We cannot predict the duration of asset quality stress for future periods, given uncertainty as to the magnitude and scope of economic weakness in our markets, on our customers, and on underlying real estate values (both residential and commercial).

The largest portion of the allowance at year-end 2008 was allocated to commercial, financial and agricultural loans and was $103.2 million (up $35.3 million), representing 39% of the allowance for loan losses at year-end 2008 (versus 34% at year-end 2007). The additional amount allocated to commercial, financial and agricultural loans was primarily based on an increase in nonperforming commercial, financial and agricultural loans (31% of total nonperforming loans at year-end 2008 compared to 20% at year-end 2007) and a higher percentage of these loans in potential problem loans (39% at year-end 2008 versus 32% at year-end 2007), while the percentage of these loans in criticized categories (32% at year-end 2008 versus 34% at year-end 2007) and as a percent of total loans (27% at year-end 2008 versus 28% at year-end 2007) was minimally changed. The amount allocated to commercial real estate loans was $58.2 million (down $13.0 million), representing 22% of the allowance for loan losses at year-end 2008 versus 35% at year-end 2007. The decrease in the amount allocated to commercial real estate was attributable to the lower percentage of nonperforming commercial real estate loans (18% of total nonperforming loans at year-end 2008 compared to 22% at year-end 2007) and a lower percentage of commercial real estate loans in criticized categories (26% at December 31, 2008 versus 39% at December 31, 2007), as well as a slight decline as a percentage of total loan mix (22% at year-end 2008 versus 23% at year-end 2007). At December 31, 2008, the allowance allocated to real estate construction was $66.0 million, representing 25% of the allowance for loan losses (versus 12% at December 31, 2007). The increase in the allocation to real estate construction was primarily based on an increase in nonperforming real estate construction loans (26% of total nonperforming loans at year-end 2008 compared to 24% at year-end 2007), a higher percentage of these loans in criticized categories (from 23% at year-end 2007 to 34% at year-end 2008) and a higher percentage of these loans in potential problem loans (from 22% at December 31, 2007 to 33% at December 31, 2008), while real estate construction loans declined as a percentage of total loans (to 13% at year-end 2008 from 14% at year-end 2007). The allowance allocations to residential mortgage and home equity decreased between 2008 and 2007 (to 4% and 8%, respectively, at year-end 2008 from 6% and 10%, respectively, at year-end 2007), given the decline in residential mortgage and home equity as a percentage of nonperforming loans and net charge offs, as well as improvements attributable to the tightened underwriting guidelines. The allowance allocation to installment loans decreased from 3% at year-end 2007 to 2% at year-end 2008 given the minimal change in installment loans as a percentage of total loan mix (5% at both year-end 2008 and year-end 2007), as well as the small increase in net charge offs and nonperforming installment loans.

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $20.6 million, $14.7 million, and $14.7 million at December 31, 2009, 2008, and 2007, respectively, of nonperforming student loans.

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

Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Also included in nonperforming loans are loans modified in a troubled debt restructuring (or “restructured” loans). Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not be otherwise considered. Generally, such loans are included in nonaccrual loans until the customer has attained a sustained period of repayment performance. During 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets we serve, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with our mortgage customers to provide them with an affordable monthly payment through extension of the maturity date (up to 40 years), reduction in interest rate, and partial principal forebearance.

TABLE 12: Nonperforming Loans and Other Real Estate Owned

	Years Ended December 31,
	2009		2008		2007		2006		2005
	($ in Thousands)

Nonaccrual loans:
Commercial	$964,888		$257,322		$105,780		$108,129		$68,304
Residential mortgage	81,811		45,146		33,737		19,290		15,912
Retail	31,100		24,389		13,011		9,315		11,097

Total nonaccrual loans	1,077,799		326,857		152,528		136,734		95,313
Accruing loans past due 90 days or more:
Commercial	9,394		—		3,039		1,631		148
Residential mortgage	—		10		—		—		—
Retail	15,587		13,801		7,079		4,094		3,122

Total accruing loans past due 90 days or more	24,981		13,811		10,118		5,725		3,270
Restructured loans:
Commercial	480		—		—		26		32
Residential mortgage	13,410		—		—		—		—
Retail	5,147		—		—		—		—

Total restructured loans	19,037		—		—		26		32

Total nonperforming loans (NPLs)	1,121,817		340,668		162,646		142,485		98,615
Other real estate owned (OREO)	68,441		48,710		26,489		14,417		11,336

Total nonperforming assets (NPAs)	$1,190,258		$389,378		$189,135		$156,902		$109,951

Ratios at year end:
NPLs to total loans	7.94%		2.09%		1.05%		0.96%		0.65%
NPAs to total loans plus OREO	8.38%		2.38%		1.22%		1.05%		0.72%
NPAs to total assets	5.20%		1.61%		0.88%		0.75%		0.50%
AFLL to NPLs	51%		78%		123%		143%		206%
AFLL to total loans at end of year	4.06%		1.63%		1.29%		1.37%		1.34%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial, financial and agricultural	$234,418	7%	$104,664	2%	$32,610	1%	$40,369	1%	$27,882	1%
Commercial real estate	307,478	8%	62,423	2%	35,049	1%	37,190	1%	24,654	1%
Real estate construction	413,360	30%	90,048	4%	39,837	2%	32,079	2%	15,805	1%
Leasing	19,506	20%	187	0%	1,323	1%	148	0%	143	0%

Total commercial	974,762	11%	257,322	2%	108,819	1%	109,786	1%	68,484	1%
Home equity	44,257	2%	31,035	1%	16,209	1%	10,044	0%	9,072	0%
Installment	7,577	1%	7,155	1%	3,881	0%	3,365	0%	5,147	1%

Total retail	51,834	2%	38,190	1%	20,090	1%	13,409	0%	14,219	0%
Residential mortgage	95,221	5%	45,156	2%	33,737	2%	19,290	1%	15,912	1%

Total nonperforming loans	1,121,817	8%	340,668	2%	162,646	1%	142,485	1%	98,615	1%
Commercial real estate owned	52,468		28,724		8,465		2,390		2,508
Residential real estate owned	11,572		15,178		10,308		6,382		4,175
Bank properties real estate owned	4,401		4,808		7,716		5,645		4,653

Other real estate owned	68,441		48,710		26,489		14,417		11,336

Total nonperforming assets	$1,190,258		$389,378		$189,135		$156,902		$109,951

(A) Ratio of nonperforming loans by type to total loans by type.
Commercial real estate & Real estate construction NPLs Detail:		(A )		(A )		(A )		(A )		(A )
Farmland	$1,524	3%	$36	0%	$616	1%	$472	1%	$503	1%
Multi-family	17,867	3%	10,819	2%	4,768	1%	7,109	1%	7,301	1%
Owner occupied(a)	61,170	5%	22,999	2%	14,888	1%
Non-owner occupied(a)	226,917	11%	28,569	2%	14,777	1%	29,609	1%	16,850	1%

Commercial real estate	$307,478	8%	$62,423	2%	$35,049	1%	$37,190	1%	$24,654	1%

1-4 family construction(b)	$77,902	31%	$38,727	9%	$11,557	2%
All other construction(b)	335,458	29%	51,321	3%	28,280	2%

Real estate construction	$413,360	30%	$90,048	4%	$39,837	2%	$32,079	2%	$15,805	1%

(A)	Ratio of nonperforming loans by type to total loans by type.

(a)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006 and 2005.

(b)	A break-down between 1-4 family and all other real estate construction is not available for 2006 and 2005.

TABLE 12: Nonperforming Loans and Other Real Estate Owned (continued)

	December 31,
	2009	2008	2007	2006	2005
			($ in Thousands)

Loans 30-89 days past due by type:
Commercial, financial, and agricultural	$64,369	$40,109	$44,073	$69,463	$51,617
Commercial real estate	81,975	83,066	54,524	49,991	21,262
Real estate construction	56,559	25,266	18,813	35,868	14,213
Leasing	823	370	6,032	7	127

Total commercial	203,726	148,811	123,442	155,329	87,219
Home equity	14,304	16,606	15,323	6,208	3,610
Installment	8,499	9,733	9,030	7,281	9,301

Total retail	22,803	26,339	24,353	13,489	12,911
Residential mortgage	14,226	14,962	9,875	16,443	12,767

Total loans past due 30-89 days	$240,755	$190,112	$157,670	$185,261	$112,897

Commercial real estate & Real estate construction Past Due Loan Detail:
Farmland	$1,338	$892	$509	$204	$711
Multi-family	7,669	3,394	10,551	7,301	993
Owner occupied(a)	30,043	13,179	22,613
Non-owner occupied(a)	42,925	65,601	20,851	42,486	19,558

Commercial real estate	$81,975	$83,066	$54,524	$49,991	$21,262

1-4 family construction(b)	$38,555	$6,150	$3,560
All other construction(b)	18,004	19,116	15,253

Real estate construction	$56,559	$25,266	$18,813	$35,868	$14,213

Potential problem loans by type:(c)
Commercial, financial, and agricultural	$563,836	$363,285	$172,734	$164,692
Commercial real estate	598,137	243,617	230,721	203,075
Real estate construction	391,105	312,144	121,953	21,692
Leasing	8,367	1,713	1,332	1,449

Total commercial	1,561,445	920,759	526,740	390,908
Home equity	13,400	8,900	6,665	6,498
Installment	1,524	889	530	1,255

Total retail	14,924	9,789	7,195	7,753
Residential mortgage	19,150	7,254	11,793	6,779

Total potential problem loans	$1,595,519	$937,802	$545,728	$405,440	$332,961

(a)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006 and 2005.

(b)	A break-down between 1-4 family and all other real estate construction is not available for 2006 and 2005.

(c)	A break-down of potential problem loans by loan type is not available for 2005. See Section, “Potential Problem Loans” below for the definition of potential problem loans.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2009	2008	2007
	($ in Thousands)

Interest income in accordance with original terms	$70,852	$32,499	$13,704
Interest income recognized	(41,098)	(13,589)	(5,520)

Reduction in interest income	$29,754	$18,910	$8,184

Nonperforming loans were $1.122 billion, $341 million, and $163 million at December 31, 2009, 2008, and 2007, respectively, reflecting the impact of the economy on the Corporation’s customers. The ratio of nonperforming loans to total loans at the end of 2009 was 7.94%, as compared to 2.09% and 1.05% at December 31, 2008 and 2007, respectively. The Corporation’s allowance for loan losses to nonperforming loans was 51% at year-end 2009, down from 78% at year-end 2008 and 123% at year-end 2007. Commercial nonperforming loans represented 87%, 76%, and 67% of total nonperforming loans at year-end 2009, 2008, and 2007, respectively, while consumer-related nonperforming loans (including residential mortgage and retail nonperforming loans) represented 13%, 24%, and 33%, respectively, for the same periods.

The recent market conditions have been marked with general economic and industry declines with a pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs brought on by deteriorating real estate conditions and the weak economy. As shown in Table 12, total nonperforming loans were up $781 million since year-end 2008, with commercial nonperforming loans up $717 million and consumer-related nonperforming loans were up $64 million. Between 2008 and 2007, total nonperforming loans increased $178 million, with commercial nonperforming loans up $148 million, while consumer-related nonperforming loans increased $30 million. The addition of these larger individual commercial credit relationships during 2008 and 2009 was the primary cause for the decline in the ratio of the allowance for loan losses to nonperforming loans. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at December 31, 2009, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger commercial credit relationships, as well as other factors, in determining the overall appropriate level of the allowance for loan losses.

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At December 31, 2009, potential problem loans totaled $1.6 billion, compared to $938 million at December 31, 2008. The $658 million increase in potential problem loans since December 31, 2008, was primarily due to a $355 million increase in commercial real estate, $201 million increase in commercial, financial, and agricultural, and a $79 million increase in real estate construction. The current rise in and level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on underlying real estate values (both residential and commercial).

Other Real Estate Owned: Other real estate owned increased to $68.4 million at December 31, 2009, compared to $48.7 million at December 31, 2008 and $26.5 million at December 31, 2007. The $19.7 million increase in other real estate owned during 2009 was primarily attributable to a $23.7 million increase in commercial real estate (with $20.2 million attributable to 4 larger commercial foreclosures), partially offset by a $3.6 million decrease in residential real estate owned and a $0.4 million decrease to bank premises no longer used for banking and reclassified into other real estate owned. The $22.2 million increase in other real estate owned during 2008 was predominantly due to a $20.2 million increase in commercial real estate (largely attributable to a $15.5 million housing-related commercial property, and other larger commercial foreclosures primarily across our core footprint) and a $4.9 million increase in residential real estate owned, partially offset by a $2.9 million decrease to bank premises no longer used for banking and reclassified into other real estate owned (including a $2.7 million reduction from the sale of a bank property). Net losses on sales of other real estate owned were $4.9 million, $2.4 million, and $0.3 million for 2009, 2008, and 2007, respectively. Write-downs on other real estate owned were $14.4 million (primarily attributable to a $7.8 million write-down on a foreclosed property which sold during the fourth quarter of 2009), $4.6 million, and $0.6 million for 2009, 2008, and 2007, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

At December 31, 2009, the total carrying value of investment securities was $5.8 billion, up $692 million or 13.5% compared to December 31, 2008, and represented 26% of total assets, compared to 21% of total assets at December 31, 2008. The $692 million increase in investment securities during 2009 was primarily attributable to purchases of agency guaranteed mortgage-related securities. On average, the investment portfolio was $5.7 billion for 2009, up $2.0 billion compared to 2008, and represented 27% and 19% of average earning assets for 2009 and 2008, respectively. The total carrying value of investment securities at December 31, 2007, was $3.4 billion and represented 16% of total assets.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2009	% of Total	2008	% of Total	2007	% of Total
	($ in Thousands)

Investment Securities Available for Sale:
Amortized Cost:
U.S. Treasury securities	$3,896	<1%	$4,985	<1%	$4,923	<1%
Federal agency securities	41,980	1	75,816	2	75,272	2
Obligations of state and political subdivisions	865,111	15	913,216	18	964,616	29
Residential mortgage-related securities	4,751,033	84	4,032,784	79	2,224,198	67
Other securities (debt and equity)	20,954	<1	58,272	1	74,991	2

Total amortized cost	$5,682,974	100%	$5,085,073	100%	$3,344,000	100%

Fair Value:
U.S. Treasury securities	$3,875	<1%	$4,966	<1%	$4,936	<1%
Federal agency securities	43,407	1	77,010	2	75,676	2
Obligations of state and political subdivisions	885,165	15	925,603	18	980,989	29
Residential mortgage-related securities	4,882,519	84	4,077,431	79	2,222,103	66
Other securities (debt and equity)	20,567	<1	58,404	1	74,913	2

Total fair value and carrying value	$5,835,533	100%	$5,143,414	100%	$3,358,617	100%

Net unrealized holding gains	$152,559		$58,341		$14,617

At December 31, 2009, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $274 million.

During 2009, the Corporation recognized credit-related other-than-temporary impairment write-downs of $2.9 million, including a $2.0 million write-down on a trust preferred debt security, a $0.4 million write-down on a non-agency mortgage-related security, and a $0.5 million write-down on various equity securities. The Corporation recognized other-than temporary write-downs of $52.5 million during 2008, including a $31.1 million write-down on a non-agency mortgage-related security, a $13.2 million write-down on FHLMC and FNMA preferred stocks, a $6.8 million write-down on trust preferred debt securities pools, and a $1.4 million write-down on four common equity securities. During 2007, the Corporation determined a common equity security to have an other-than-temporary impairment that resulted in a write-down of $0.9 million. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional information.

Obligations of State and Political Subdivisions (Municipal Securities): At December 31, 2009 and 2008, municipal securities were $885 million and $926 million, respectively, and represented 15% and 18%, respectively, of total investment securities based on fair value. Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, it has been determined that due to the granular nature of these obligations (general obligation, essential services, etc.) it is highly likely we will be repaid in full. As of December 31, 2009, the total fair value of municipal securities reflected a net unrealized gain of approximately $20 million.

Residential Mortgage-related Securities: At December 31, 2009 and 2008, mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (CMOs)) were $4.9 billion and $4.1 billion, respectively, and represented 84% and 79%, respectively, of total investment securities based on fair value. Of the $4.9 billion mortgage-related investment securities at December 31,

2009, $4.8 billion were agency guaranteed. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities. As a result of these risks, and as noted above, the Corporation recorded a $0.4 million other-than-temporary write-down on a non-agency mortgage-related security during 2009 and a $31.1 million other-than-temporary write-down on another non-agency mortgage-related security during the fourth quarter of 2008.

Other Securities (Debt and Equity): At December 31, 2009 and 2008, other securities were $20.6 million and $58.4 million, respectively, and represented less than 1% and 1%, respectively, of total investment securities based on fair value. As of December 31, 2009, other securities of $20.6 million included debt and equity securities of $11.4 million and $9.2 million, respectively, compared to debt and equity securities of $49.4 million and $9.0 million, respectively, for a total of $58.4 million at December 31, 2008. Debt securities include trust preferred debt securities pools, commercial paper, corporate bonds, and money market mutual funds, while equity securities include preferred and common equity securities. At December 31, 2009, the Corporation had $4.1 million of trust preferred debt securities pools, compared to $5.6 million at December 31, 2008. The continued negative sentiment toward banks due to numerous bank failures has resulted in depressed prices for the Corporation’s investments in bank trust preferred debt securities, including $2.0 million and $6.8 million in other-than-temporary write-downs during 2009 and 2008, respectively. Likewise, the downturn in the economy has resulted in depressed prices for common equity securities resulting in write-downs of $0.5 million and $1.4 million in 2009 and 2008, respectively. All credit sensitive sectors in the investment portfolio, which include trust preferred securities pools and common equity securities, have been under severe credit and liquidity stress which has resulted in distressed prices and the risk of further write-downs.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At December 31, 2009, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $60.2 million, compared to FHLB stock of $145.9 million and Federal Reserve Bank stock of $60.1 million at December 31, 2008. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable equity securities, their fair value is equal to amortized cost, and no impairment has been recorded on these securities during 2009, 2008, or 2007.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. Associated Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered. Future evaluations of these factors could result in a different conclusion. See also section “Liquidity.”

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — At December 31, 2009

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
			After one but		After five but				Mortgage-related		Total		Total
	Within one year		within five years		within ten years		After ten years		and equity securities		Amortized Cost		Fair Value

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in Thousands)

U. S. Treasury securities	$2,900	0.23%	996	1.31%	$—	—	$—	—	$—	—	$3,896	0.51%	$3,875
Federal agency securities	23,000	4.40	18,980	4.62	—	—	—	—	—	—	41,980	4.50	43,407
Obligations of states and political subdivisions(2)	124,193	7.63	164,225	5.96	432,172	6.01%	144,521	5.83%	—	—	865,111	6.20	885,165
Other debt securities	6,090	1.14	1,100	2.91	—	—	5,723	2.67	—	—	12,913	1.97	11,393
Residential mortgage-related securities	—	—	—	—	—	—	—	—	4,751,033	4.45%	4,751,033	4.45	4,882,519
Other equity securities	—	—	—	—	—	—	—	—	8,041	(0.10)	8,041	(0.10)	9,174

Total amortized cost	$156,183	6.76%	$185,301	5.78%	$432,172	6.01%	$150,244	5.71%	$4,759,074	4.44%	$5,682,974	4.70%	$5,835,533

Total fair value and carrying value	$158,599		$192,418		$443,082		$149,741		$4,891,693				$5,835,533

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 7, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2009. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2009 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

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

At December 31, 2009, deposits were $16.7 billion, up $1.6 billion or 10.4% from December 31, 2008, primarily affected by a $0.9 billion increase in money market deposits (including a $396 million increase in network transaction deposits) and a $1.3 billion increase in interest-bearing demand deposits, partially offset by a $0.6 billion decrease in brokered certificates of deposit. In general, since year-end 2008, transaction deposits (total deposits excluding brokered certificates of deposit and other time deposits) have increased, while brokered certificates of deposit and other time deposits have decreased, as customers shifted to products with greater flexibility and interest-rate potential. As a result of the factors noted above, money market deposits grew to represent 35% of total deposits at December 31, 2009 (compared to 32% at year-end 2008) and interest-bearing demand deposits increased to 18% of total deposits (versus 12% last year end), while brokered certificates of deposit decreased to 1% of total deposits (compared to 5% at year-end 2008) and other time deposits declined to 21% of total deposits (versus 26% for the prior year end). Noninterest-bearing demand deposits grew $461 million or 16.4% to represent 20% of total deposits, compared to 19% of total deposits at year-end 2008.

On average, deposits were $16.0 billion for 2009, up $2.1 billion or 15.5% over the average for 2008. Similar to that seen for period end deposits, the mix of average deposits was also impacted by the economy and shift in customer preferences, predominantly toward the product design and pricing features of money market deposits (up $1.2 billion on average between 2009 and 2008). For 2009 and 2008 as presented in Table 16, money market deposits grew to 34% of total average deposits for 2009, while other time deposits declined to 24% of total average deposits for 2009.

TABLE 16: Average Deposits Distribution

	2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)

Noninterest-bearing demand deposits	$2,884,673	18%	$2,446,613	18%	$2,376,009	17%
Interest-bearing demand deposits	2,154,745	13	1,752,991	13	1,844,274	13
Savings deposits	880,544	6	890,811	6	913,143	7
Money market deposits	5,390,782	34	4,231,678	30	3,752,199	27
Brokered certificates of deposit	767,424	5	532,805	4	515,705	4
Other time and certificates of deposit	3,880,878	24	3,957,174	29	4,340,473	32

Total deposits	$15,959,046	100%	$13,812,072	100%	$13,741,803	100%

TABLE 17:  Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2009
			Total Certificates
	Certificates	Other	of Deposits and Other
	of Deposit	Time Deposits	Time Deposits
	($ in Thousands)

Three months or less	$212,821	$128,718	$341,539
Over three months through six months	206,017	120,307	326,324
Over six months through twelve months	164,688	238,716	403,404
Over twelve months	179,247	58,467	237,714

Total	$762,773	$546,208	$1,308,981

Other Funding Sources

Other funding sources, including short-term borrowings and long-term funding (“wholesale funding”), were $3.2 billion at December 31, 2009, down $2.4 billion from $5.6 billion at December 31, 2008, primarily in short-term borrowings. See also section “Liquidity.” Long-term funding at December 31, 2009, was $2.0 billion, an increase of $0.1 billion from December 31, 2008, with a shift in mix including an increase of $0.2 billion in long-term repurchase agreements and a $0.1 billion decrease in long-term FHLB advances. See Note 9, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term borrowings are comprised primarily of Federal funds purchased and securities sold under agreements to repurchase; Federal Reserve discount window; short-term FHLB advances; and treasury, tax, and loan notes. Short-term borrowings at December 31, 2009 were $1.2 billion, $2.5 billion lower than December 31, 2008 (primarily short-term FHLB advances and Federal funds purchased and securities sold under agreements to repurchase). The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year, while the Federal Reserve funds represent short-term borrowings through the Term Auction Facility. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8, “Short-term Borrowings,” of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.

TABLE 18: Short-Term Borrowings

	December 31,
	2009	2008	2007
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$598,488	$1,590,738	$1,936,430
Average amounts outstanding during year	1,294,423	2,330,426	1,847,789
Maximum month-end amounts outstanding	2,525,461	2,658,608	2,281,308
Average interest rates on amounts outstanding at end of year*	1.21%	1.02%	4.25%
Average interest rates on amounts outstanding during year*	0.68%	2.20%	4.91%
Federal Reserve Term Auction Facility:
Balance end of year	$600,000	$500,000	$—
Average amounts outstanding during year	942,973	596,721	70
Maximum month-end amounts outstanding	1,400,000	1,000,000	—
Average interest rates on amounts outstanding at end of year	0.24%	1.41%	—
Average interest rates on amounts outstanding during year	0.25%	2.20%	6.25%

*	As discussed in Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements, the Corporation has entered into a cash flow hedge to manage the interest rate risk related to these short-term borrowings.

On average, wholesale funding was $4.6 billion for 2009, down $1.1 billion or 18.9% from 2008, including a $1.4 billion decrease in short-term borrowings and a $0.3 billion increase in long-term funding. The mix of wholesale funding continued to shift in 2009 from short-term borrowing instruments to long-term funding instruments, with average long-term funding increasing to 40.8% of wholesale funding compared to 28.3% in 2008. Long-term funding was up $0.3 billion, on average, comprised primarily of increases in long-term repurchase agreements. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase decreased $1.1 billion, treasury, tax and loan notes decreased $0.4 billion, and short-term FHLB advances were down $0.2 billion, while the Federal Reserve discount window increased $0.3 billion.

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

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is provided from the sale of investment securities, lines of credit with major banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs, and is currently exploring options to replace the subordinated note offering which matures in 2011. The Corporation’s capital can be a source of funding and liquidity as well (see section “Capital”). The current volatility and disruptions in the capital markets may impact the Corporation’s ability to access certain liquidity sources in the same manner as the Corporation had in the past.

On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44,843,049 shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478.3 million after deducting underwriting discounts and commissions and the estimated expenses of the offering. The Corporation intends to use the net proceeds of this offering, which will qualify as tangible common equity and Tier 1 capital, to support the Bank and continued growth and for working capital and other general corporate purposes.

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to the wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At December 31, 2009, the Corporation was in compliance with its internal liquidity objectives.

While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s and Standard and Poor’s (“S&P”). Credit ratings by these nationally recognized statistical rating agencies are an important component of the Corporation’s liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The Corporation’s credit rating was downgraded by S&P in November 2009 and January 2010 and the rating agencies continue to have a negative outlook on the banking industry. The primary impact of these credit rating downgrades was that unsecured funding has become severely limited; however, the Corporation has over $5 billion in secured borrowing capacity available subsequent to these credit rating downgrades. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The credit ratings of the Parent Company and its subsidiary bank are displayed below.

TABLE 19: Credit Ratings

	January 11, 2010	December 31, 2009			December 31, 2008
	S&P	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

Bank short-term	B	P1	A3	F3	P1	A2	F1
Bank long-term	BB+	A1	BBB-	BBB-	A1	A-	A-
Corporation short-term	B	P1	B	B	P1	A2	F2
Corporation long-term	BB-	A2	BB+	BB+	A2	BBB+	BBB+
Subordinated debt long-term	B	A3	BB-	BB	A3	BBB	BBB

The Corporation has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. In September 2008, the Parent Company issued $26 million in a subordinated note offering, bearing a 9.25% fixed coupon rate, 5-year no-call provision, and 10-year maturity, while in August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at December 31, 2009.  The availability under the commercial paper program was temporarily suspended due to the S&P downgrade in November 2009 noted above.

In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) was $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). While any Senior Preferred Stock is outstanding, the Corporation may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock, unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to pay quarterly dividends on its common stock greater than $0.32 per share.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). Dividends received in cash from subsidiaries totaled $10 million in 2009, and at December 31, 2009, $37 million in additional dividends are available to be paid to the Parent Company by its subsidiaries without obtaining prior banking regulatory approval, subject to the capital needs of the Bank. As discussed in Item 1 and below, the subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the Parent Company.

On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. See section “Capital” for additional discussion related to the MOU.

A bank note program associated with Associated Bank was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2009, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at December 31, 2009. Given the S&P downgrade in January 2010 noted above, the cost to issue funds under the bank note program would be cost prohibitive. Associated Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.0 billion was outstanding at December 31, 2009). Associated Bank also issues institutional certificates of deposit, network deposits, brokered certificates of deposit, and accepts Eurodollar deposits.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2009, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.8 billion investment securities portfolio at December 31, 2009 (representing 26% of total assets), $2.3 billion was pledged to secure certain deposits or for other purposes as required or permitted by law.

In addition, the Corporation has $181 million of Federal Reserve and FHLB stock combined which is “restricted” in nature and less liquid than other tradable equity securities (see section “Investment Securities Portfolio” and Note 3, “Investment Securities,” of the notes to consolidated financial statements). The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. The Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. During 2009, the Corporation redeemed

$24.9 million of FHLB stock at par. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered.

On November 21, 2008, the FDIC approved the final rule to provide short-term liquidity relief under the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The TLGP has two components, the Transaction Account Guarantee (“TAG”) Program, which provides full deposit insurance coverage for certain noninterest-bearing transaction deposit accounts and certain interest-bearing NOW transaction accounts, regardless of dollar amount, and the Debt Guarantee Program, which guarantees the payment of certain newly-issued senior unsecured debt issued by banks. On December 5, 2008, the Corporation opted into both the TAG and the Debt Guarantee Programs. The Debt Guarantee Program concluded on October 31, 2009. On August 26, 2009, the FDIC approved the final rule extending the TAG Program for six months until June 30, 2010, and increased the applicable TAG assessment fees during that six month period. The Corporation did not opt out of the TAG Program extension, which is expected to increase future FDIC insurance costs.

As reflected in Table 21, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. However, the relatively short maturities in time deposits are not out of the ordinary to the Corporation’s historical experience of its customer base preference. As evidenced in Table 16, average other time and certificates of deposit were 24% of total average deposits for 2009, compared to 29% and 32% of total average deposits for 2008 and 2007, respectively. Many short-term borrowings, also shown in Table 21, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 3, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2009, net cash provided by operating and investing activities was $0.1 billion and $1.0 billion, respectively, while financing activities used net cash of $0.9 billion, for a net increase in cash and cash equivalents of $250 million since year-end 2008. Generally, during 2009, assets decreased to $22.9 billion (down 5.4%) compared to year-end 2008, including a decrease in loans (down $2.2 billion), partially offset by an increase in investment securities (up $0.7 billion). The $1.6 billion increase in deposits was predominantly used to fund the change in assets and repay wholesale funding.

For the year ended December 31, 2008, net cash provided by operating and financing activities was $0.4 billion and $2.0 billion, respectively, while investing activities used net cash of $2.5 billion, for a net decrease in cash and cash equivalents of $16 million since year-end 2007. Generally, during 2008, net assets increased to $24.2 billion (up $2.6 billion or 12.0%) compared to year-end 2007, primarily in investment securities and loans. The increases in deposits and short-term borrowings, were predominantly used to fund the asset growth and to provide for the payment of cash dividends to the Corporation’s common stockholders. In addition, the Corporation issued preferred equity during the fourth quarter of 2008 which was also used to fund asset growth.

Quantitative and Qualitative Disclosures about Market Risk

Market risk arises from exposure to changes in interest rates, exchange rates, commodity prices, and other relevant market rate or price risk. The Corporation faces market risk in the form of interest rate risk through other than trading activities. Market risk from other than trading activities in the form of interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk. Policies established by the Corporation’s Asset/Liability Committee and approved by the Board of Directors are intended to limit exposure of earnings at risk. General interest rate movements are used to develop sensitivity as the Corporation feels it has no primary exposure to a specific point on the yield curve. These limits are based on the Corporation’s exposure to a 100 bp and 200 bp immediate and sustained parallel rate move, either upward or downward.

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

The following table represents the Corporation’s consolidated static gap position as of December 31, 2009.

TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2009
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total

	($ in Thousands)

Earning assets:
Loans held for sale	$81,238	$—	$—	$81,238	$—	$81,238
Investment securities, at fair value	714,770	352,262	500,405	1,567,437	4,449,412	6,016,849
Loans	7,343,218	670,154	1,190,723	9,204,095	4,924,530	14,128,625
Other earning assets	49,876	—	—	49,876	—	49,876

Total earning assets	$8,189,102	$1,022,416	$1,691,128	$10,902,646	$9,373,942	$20,276,588

Interest-bearing liabilities:
Deposits(1)(2)	$4,081,085	$2,190,085	$3,359,652	$9,630,822	$6,955,823	$16,586,645
Other interest-bearing liabilities(2)	1,680,513	113,476	317,089	2,111,078	1,211,741	3,322,819
Interest rate swap	(200,000)	—	—	(200,000)	200,000	—

Total interest-bearing liabilities	$5,561,598	$2,303,561	$3,676,741	$11,541,900	$8,367,564	$19,909,464

Interest sensitivity gap	2,627,504	(1,281,145)	(1,985,613)	(639,254)	1,006,378	367,124
Cumulative interest sensitivity gap	2,627,504	1,346,359	(639,254)
12 Month cumulative gap as a percentage of earning assets at December 31, 2009	13.0%	6.6%	(3.2)%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $142 million have been included with other interest-bearing liabilities and excluded from deposits.

The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2009, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.

At December 31, 2008, the Corporation was in an asset sensitive position. (Asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) At December 31, 2009, the Corporation was in a liability sensitive position, due to increased short-term funding issued to support the increase in the investment portfolio. For 2010, the Corporation’s objective is to bring the interest rate profile to an asset sensitive position. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income.”

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

The resulting simulations for December 31, 2009, projected that net interest income would decrease by approximately 0.3% if rates rose by a 100 bp shock. At December 31, 2008, the 100 bp shock up was projected to increase net interest income by approximately 2.1%. As of December 31, 2009, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of December 31, 2009, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

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

The Corporation also enters into various derivative contracts (i.e. interest rate swaps, caps, collars, and corridors) which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Free standing derivatives are entered into primarily for the benefit of commercial customers through providing derivative products which enables the customer to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices. Derivative financial instruments are further discussed in Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2009, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 21: Contractual Obligations and Other Commitments

	Note	One Year	One to	Three to	Over
At December 31, 2009:	Reference	or Less	Three Years	Five Years	Five Years	Total

	($ in Thousands)

Time deposits	7	$2,884,358	$705,118	$112,393	$243	$3,702,112
Short-term borrowings	8	1,226,853	—	—	—	1,226,853
Long-term funding	9	710,000	999,837	94	244,067	1,953,998
Operating leases	6	11,587	19,680	12,978	15,845	60,090
Commitments to extend credit	14	3,266,311	892,671	118,968	63,334	4,341,284

Total		$8,099,109	$2,617,306	$244,433	$323,489	$11,284,337

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

As of December 31, 2009, the net liability for uncertain tax positions, including associated interest and penalties, was $22 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 13, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to uncertain tax positions.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation’s interest rate derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In addition, the fair value measurement of interest rate derivative instruments also includes a nonperformance / credit risk component. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. Related to the Corporation’s mortgage derivatives, both of which are derivatives carried on the consolidated balance sheet at their fair value (see Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements), the Corporation had outstanding $246 million interest rate lock commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit) and forward commitments to sell $336 million of residential mortgage loans to various investors as of December 31, 2009. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1,

“Summary of Significant Accounting Policies,” and Note 15, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Residential mortgage loans sold to others (i.e., the off-balance sheet loans underlying the mortgage servicing rights asset) are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. Historically, there have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2009, there were approximately $106 million of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. After acquisition, the Corporation no longer delivered loans to the FHLB under this program. At December 31, 2009, there were $0.9 billion of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses.

The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value of $3.1 million) of $474 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $19 million at December 31, 2009. Given the erosion of the credit environment during 2009, the Corporation had a reserve for losses on unfunded commitments totaling $14.2 million at December 31, 2009, included in other liabilities on the consolidated balance sheets. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2009, was $39 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2008. Related to these investments, the Corporation had remaining commitments to fund of $15 million at December 31, 2009, and $21 million at December 31, 2008.

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

During 2009, Visa matters resulted in the Corporation recording a gain of $0.3 million and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa. In addition, based upon Visa’s revised liability estimate for the litigation escrow account, the Corporation recorded a $0.5 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At December 31, 2009, the remaining reserve for unfavorable litigation losses related to Visa was $1.8 million. For additional discussion of Visa matters see section “Noninterest Income,” and Note 14, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation has entered into reinsurance treaties with certain PMI carriers which provide, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2009, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation no longer provides reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $2.4 million and $0.4 million at December 31, 2009 or December 31, 2008, respectively.

Capital

Stockholders’ equity at December 31, 2009, was $2.7 billion, down $138 million compared to $2.9 billion at December 31, 2008. Stockholders’ equity is also described in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements. The decline in stockholders’ equity for 2009 was primarily composed of the net loss incurred and the payment of cash dividends. Cash dividends paid in 2009 were $0.47 per common share, compared with $1.27 per common share in 2008. At December 31, 2009, stockholders’ equity included $63.4 million of accumulated other comprehensive income compared to $55,000 of accumulated other comprehensive income at December 31, 2008. The $63.4 million improvement in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on securities available for sale (i.e., from net unrealized gains of $37 million at December 31, 2008, to net unrealized gains of $94 million at December 31, 2009), as well as a $2 million improvement in accumulated other comprehensive income due to after-tax changes in the funded status of the Corporation’s defined benefit pension and postretirement obligations, and a $4 million unrealized gain on cash flow hedges, net of the tax effect. Stockholders’ equity to assets at December 31, 2009, was 11.97%, compared to 11.89% at the end of 2008.

TABLE 22: Capital

	At or for the Year Ended December 31,
	2009	2008	2007
	(In Thousands, except per share data)

Total stockholders’ equity	$2,738,608	$2,876,503	$2,329,705
Tier 1 capital	1,918,238	2,117,680	1,566,872
Total capital	2,180,959	2,446,597	1,888,346
Market capitalization	1,407,915	2,674,059	3,444,764

Book value per common share	$17.42	$18.54	$18.32
Tangible book value per common share	9.93	10.99	10.69
Cash dividends per common share	0.47	1.27	1.22
Stock price at end of period	11.01	20.93	27.09
Low closing price for the period	9.21	14.85	25.23
High closing price for the period	21.39	29.23	35.43

Total stockholders’ equity / assets	11.97%	11.89%	10.79%
Tangible common equity / tangible assets(1)	5.79	6.05	6.59
Tangible stockholders’ equity / tangible assets(2)	8.12	8.23	6.59
Tier 1 common equity / risk-weighted assets(3)	7.85	7.90	7.88
Tier 1 leverage ratio	8.76	9.75	7.83
Tier 1 risk-based capital ratio	12.52	11.91	9.06
Total risk-based capital ratio	14.24	13.76	10.92

Common shares outstanding (period end)	127,876	127,762	127,160
Basic common shares outstanding (average)	127,858	127,501	127,408
Diluted common shares outstanding (average)	127,858	127,775	128,374

Common share repurchase activity:
Shares repurchased under all authorizations during the period, including settlements(4)	—	—	3,920
Average per share cost of shares repurchased during the period(4)	$—	$—	$34.15
Shares remaining to be repurchased under outstanding block authorizations at the end of the period	3,855	3,855	3,855

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common capital ratio = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

(4)	Does not include shares repurchased for minimum tax withholding settlements on equity compensation.

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

The Corporation and its bank subsidiary continue to have a strong capital base. As of December 31, 2009 and 2008, the tier 1 risk-based capital ratios, total risk-based capital (tier 1 and tier 2) ratios, and tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. It is management’s intent to exceed the minimum requisite capital levels. Regulatory capital ratios for the Corporation and its significant subsidiary are included in Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At December 31, 2009, the Bank’s capital ratios were 8.26% and 13.16%, respectively.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2008 and 2009, no shares were repurchased under the block authorizations. At December 31, 2009, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.

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

On November 21, 2008, the Corporation announced that it sold $525 million of Senior Preferred Stock and related Common Stock Warrants to the UST under the CPP. Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock; (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice; and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP.

On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44,843,049 shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478.3 million after deducting underwriting discounts and commissions. The Corporation intends to use the net proceeds of this offering, which will qualify as tangible common equity and Tier 1 capital, to support continued growth and for working capital and other general corporate purposes.

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

Segment Review

As described in Part I, Item I, section “Services,” and in Note 20, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governmental units, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.

Note 20, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 91% of total revenues in 2009, as defined. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion, therefore, predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of goodwill impairment assessment and income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

The contribution from the wealth management segment compared to consolidated total revenues (as defined and disclosed in Note 20, “Segment Reporting,” of the notes to consolidated financial statements) was 9%, 10%, and 10%, for 2009, 2008, and 2007, respectively. Wealth management segment revenues were down $8 million (8%) between 2009 and 2008, and down $2 million (2%) between 2008 and 2007. Wealth management segment expenses were down $0.4 million between 2009 and 2008, and down $0.6 million (1%) between 2008 and 2007. Wealth management segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $10 million (9%) between year-end 2009 and 2008, and up $6 million (5%) between year-end 2008 and 2007. The $8 million decrease in wealth management segment revenues between 2009 and 2008 was attributable principally to lower insurance commissions and trust service fees, while the $2 million decrease in wealth management segment revenues between 2008 and 2007 was attributable principally to lower trust service fees. The $10 million increase in wealth segment assets from 2008 to 2009 and the $6 million increase in wealth management segment assets from 2007 to 2008 were comprised largely of higher levels of cash equivalents and investments. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (between 63% and 65% of expense for 2009, 2008, and 2007), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” See also Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Fourth Quarter 2009 Results

Net loss available to common equity for fourth quarter 2009 was $180.6 million, compared to net income available to common equity of $13.6 million in the fourth quarter of 2008. For fourth quarter 2009, basic and diluted loss per common share was $1.41, compared to basic and diluted earnings per common share of $0.11, for the fourth quarter of 2008. See Table 23 for selected quarterly information.

Net interest income for fourth quarter 2009 of $178 million was $13.4 million lower than fourth quarter 2008 and taxable equivalent net interest income of $185 million was $14.1 million lower between the fourth quarter periods. Volume variances and changes in the mix of earning assets and interest-bearing liabilities increased taxable equivalent net interest income by $9.7 million, while unfavorable rate changes resulted in a $23.8 million decrease (as lower yields on earning assets decreased taxable equivalent interest income by $47.3 million, while lower costs on interest-bearing liabilities decreased interest expense by $23.5 million).

Average balance sheet changes between the comparable quarters were impacted by the preferred stock issuance of $525 million in the fourth quarter of 2008 and the levering of the balance sheet through the investment in mortgage-related securities, offset by loan balance declines in 2009. Average earning assets were $20.5 billion for fourth quarter 2009, an increase of $0.1 billion over fourth quarter 2008, with average loans down $1.7 billion, while securities and short-term investments were up $1.8 billion. The decline in average loans was comprised primarily of decreases in commercial loans (down $1.3 billion) and home equity balances (down $0.3 billion). Average interest-bearing deposits were higher by $1.5 billion and noninterest-bearing demand deposits were higher by $0.5 billion between the fourth quarter periods. Average wholesale funding balances decreased $2.2 billion between the fourth quarter periods, the net of a $2.4 billion decrease in short-term borrowings and a $0.2 billion increase in long-term funding.

While unchanged during 2009, the Federal Reserve lowered rates by 175 bp during the last three months of 2008, resulting in an average Federal funds rate for fourth quarter 2009 of 0.25%, 81 bp less than the average rate of 1.06% for fourth quarter 2008. The net interest margin was 3.59% in the fourth quarter of 2009, 29 bp lower than the same quarter in 2008, attributable to a 7 bp decrease in contribution from net free funds (as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing deposits and other net free funds) and a 22 bp decrease in interest rate spread. The reduction in interest rate spread was the result of a 98 bp decrease in the yield on earning assets (to 4.59% in fourth quarter 2009), offset in large part by a 76 bp decrease in the cost of interest-bearing liabilities (to 1.24%). The decrease in earning asset yield in fourth quarter 2009 was attributable primarily to lower loan yields (down 95 bp, to 4.72%), showing significant declines in all loan categories given higher levels of nonaccrual loans and competitive pricing pressures in a declining rate environment. The 76 bp decrease in the cost of interest-bearing liabilities for the fourth quarter of 2009 was similar to the year-over-year decrease in average Federal funds rates, and consisted of lower rates on interest-bearing deposits (down 95 bp, due to the lower rate environment and lower CD pricing), offset by increased wholesale funding costs (up 21 bp). The cost of short-term borrowings was down 23 bp, while the cost of long-term funding was down 126 bp.

The provision for loan losses was $394.8 million for fourth quarter 2009 compared to $65.0 million for fourth quarter 2008, with fourth quarter 2009 provision exceeding net charge offs by $161.0 million and fourth quarter 2008 provision exceeding net charge offs by $19.1 million. Net charge offs were $233.8 million, representing 6.35% of average loans for fourth quarter 2009, versus $45.9 million, representing 1.12% of average loans, for fourth quarter 2008. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income in fourth quarter 2009 was $84.7 million compared to $41.1 million in fourth quarter 2008, primarily due to a single investment write-down in fourth quarter 2008 of $31.1 million. Excluding net gains (or losses) on the sales of assets and investment securities, noninterest income increased $9.3 million. Core fee-based revenues (as defined in Table 6) were lower by $0.3 million, while all other noninterest income categories were up $9.6 million on a combined basis, due primarily to a $10.4 million increase in net mortgage banking income. Regarding core-fee based revenues in the fourth quarter of 2009: trust service fees were up $1.7 million, with increasing market value of assets under management; service charges on deposits accounts were lower by $1.7 million, principally due to lower nonsufficient funds / overdraft fees; card-based and other nondeposit fees were relatively flat between the comparable quarters; and retail commission income was down $0.3 million. Net mortgage banking income was up $10.4 million between fourth quarter periods, with gross mortgage banking income up $3.9 million (primarily attributable to a $3.2 million favorable change in gains on mortgage sales) and mortgage servicing rights expense lower by $6.5 million (with fourth quarter 2009 including a $0.7 million recovery to the valuation allowance compared to a $7.2 million addition to the valuation allowance for fourth quarter 2008, offset by $1.4 million higher base amortization).

Net losses on investment securities were $0.4 million in the fourth quarter of 2009, comprised of credit-related other-than-temporary write-downs on the Corporation’s holding of a trust preferred debt security, a non-agency mortgage-related security and an equity security, compared to net losses of $35.3 million in fourth quarter 2008, comprised of other-than-temporary write-downs related to a non-agency mortgage-related security, preferred stock holdings of FHLMC and FNMA, and trust preferred debt securities pools. Asset sale losses were higher by $0.5 million in fourth quarter of 2009, primarily due to increased losses on sales of other real estate owned.

Noninterest expense for the fourth quarter of 2009 was $159 million, $10.3 million or 6.9% higher than the fourth quarter of 2008, reflecting higher FDIC expense, and higher costs related to the increased levels of foreclosure and problem credits. Personnel expense decreased by $4.8 million, with salary-related expenses down $7.4 million, due principally to lower formal / discretionary bonuses (down $6.0 million), while fringe benefit expenses increased $2.6 million, largely due to higher premium-based benefit costs. All other noninterest expenses combined were

$15.1 million or 21.0% higher than the fourth quarter of 2008, including an $8.7 million increase in FDIC expense, a $10.0 million increase in the reserve for losses on unfunded commitments (with a $10.5 million increase to the reserve for losses on unfunded commitments in fourth quarter 2009 compared to a $0.5 million increase in fourth quarter 2008, attributable to the erosion of the credit environment) and $4.1 million increase in foreclosure / OREO expenses, partially offset by declines in miscellaneous other expense categories given the efforts to control selected discretionary expenses. The efficiency ratio (as defined under the section, “Overview”) was 58.63% for the fourth quarter of 2009 compared to 53.87% for the fourth quarter of 2008.

The corporation recorded an income tax benefit of $117.5 million for fourth quarter 2009, compared to income tax expense of $2.2 million for the comparable quarter in 2008. The change in income tax was primarily due to the decrease in pretax income to a pretax loss between the comparable fourth quarter periods.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2009 and 2008:

	2009 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$230,210	$238,651	$249,910	$262,485
Interest expense	51,857	59,415	70,772	73,207

Net interest income	178,353	179,236	179,138	189,278
Provision for loan losses	394,789	95,410	155,022	105,424
Investment securities gains (losses), net	(395)	(42)	(1,385)	10,596
Income (loss) before income taxes	(290,716)	18,024	(43,974)	31,567
Net income (loss) available to common equity	(180,591)	8,652	(24,672)	35,404

Basic earnings (loss) per common share	$(1.41)	$0.07	$(0.19)	$0.28
Diluted earnings (loss) per common share	$(1.41)	$0.07	$(0.19)	$0.28
Basic weighted average common shares outstanding	127,869	127,863	127,861	127,839
Diluted weighted average common shares outstanding	127,869	127,863	127,861	127,845

	2008 Quarter Ended
	December 31	September 30	June 30	March 31

	(In Thousands, except per share data)

Interest income	$278,869	$271,376	$279,594	$296,870
Interest expense	87,087	104,859	106,862	131,753

Net interest income	191,782	166,517	172,732	165,117
Provision for loan losses	65,044	55,011	59,001	23,002
Investment securities gains (losses), net	(35,298)	(13,585)	(718)	(2,940)
Income before income taxes	19,062	50,252	64,535	88,431
Net income available to common equity	13,609	37,769	47,359	66,465

Basic earnings per common share	$0.11	$0.30	$0.37	$0.52
Diluted earnings per common share	$0.11	$0.30	$0.37	$0.52
Basic weighted average common shares outstanding	127,717	127,553	127,433	127,298
Diluted weighted average common shares outstanding	127,810	127,022	127,909	127,796

2008 Compared to 2007

The Corporation’s acquisition activity impacts financial results between 2008 and 2007, as 2008 includes a full year of operating results from the First National Bank acquisition, while 2007 includes seven months of operating results from the First National Bank acquisition. See also section, “Business Combinations,” and Note 2, “Business Combinations,” of the notes to consolidated financial statements.

The Corporation recorded net income of $168.5 million for the year ended December 31, 2008, a decrease of $117.3 million or 41.0% from 2007. Basic earnings per common share for 2008 were $1.29, a 42.4% decrease from 2007 basic earnings per common share of $2.24. Earnings per diluted common share were $1.29, a 41.9% decrease from 2007 diluted earnings per common share of $2.22. Return on average assets was 0.76% for 2008 compared to 1.38% for 2007. Return on average equity was 6.95% and 12.68% for 2008 and 2007, respectively. Cash dividends of $1.27 per common share were paid in 2008, an increase of 4.1% over 2007. Key factors behind these results are discussed below.

Taxable equivalent net interest income was $723.9 million for 2008, $52.8 million or 7.9% higher than 2007. Taxable equivalent interest income decreased $148.5 million, while interest expense decreased by $201.3 million. As shown in Table 3, the $52.8 million increase in taxable equivalent net interest income was a function of both favorable interest rate changes and favorable volume/mix variances. The change in the mix and volume of earning assets increased taxable equivalent net interest income by $82.3 million, while the change in volume and composition of interest-bearing liabilities reduced taxable equivalent net interest income by $47.0 million, for a net favorable volume impact of $35.3 million. Rate changes on earning assets decreased interest income by $230.8 million, while changes in rates on interest-bearing liabilities lowered interest expense by $248.3 million, for a net favorable rate impact of $17.5 million.

The net interest margin for 2008 was 3.65%, 5 bp higher than 3.60% in 2007. The 5 bp improvement in net interest margin was attributable to a 28 bp increase in interest rate spread (the net of a 145 bp decrease in the cost of interest-bearing liabilities and a 117 bp decrease in the yield on earning assets), partially offset by 23 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing demand deposits and other net free funds).

Year-over-year changes in the average balance sheet were impacted by the June 2007 acquisition (which added $0.3 billion of both loans and deposits at June 1, 2007), branch sales ($0.2 billion of deposits) during the second half of 2007, and stronger loan growth beginning primarily in fourth quarter 2007 and continuing through 2008. As a result, average earning assets of $19.8 billion in 2008 were $1.2 billion (6%) higher than 2007. Average loans grew $948 million (6.3%), with a $580 million increase in commercial loans and a $461 million increase in retail loans, partially offset by a $93 million decrease in residential mortgage loans. Average investments grew $247 million as a result of mortgage-related investment securities purchases during the fourth quarter of 2008. Average interest-bearing liabilities of $17.0 billion in 2008 were up $1.1 billion (7%) versus 2007, attributable to higher wholesale funding balances. Average interest-bearing deposits were flat, while average noninterest-bearing demand deposits increased by $71 million. Given the growth in earning assets, average wholesale funding increased by $1.1 billion, the net of a $1.3 billion increase in short-term borrowings and a $0.2 billion decrease in long-term funding.

At December 31, 2008, total loans were $16.3 billion, up 4.9% over year-end 2007, led by consumer-based loan growth, while commercial loan growth was tempered by the credit environment. Total deposits at December 31, 2008, were $15.2 billion, up 8.5% from year-end 2007, primarily attributable to higher network transaction deposits and brokered CDs.

The time period starting in the second half of 2007 and continuing throughout 2008, was marked with general economic and industry declines with a pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets, resulting in an increase in nonperforming loans and charge offs. Nonperforming loans were $341 million at December 31, 2008, compared to $163 million at December 31, 2007, impacted by several larger individual commercial credit relationships. Net charge offs were $137.3 million in 2008 (or 0.85% of average loans) compared to $40.4 million in 2007 (or 0.27% of average loans), primarily due to larger specific commercial charge offs. The provision for loan losses was $202.1 million and $34.5 million, respectively, for 2008 and 2007. At year-end 2008, the allowance for loan losses represented 1.63% of total loans (covering 78% of nonperforming loans), compared to 1.29% (covering 123% of nonperforming loans) at year-end 2007. See also sections “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans, Potential Problem Loans, and Other Real Estate Owned.”

As shown in Table 6, noninterest income was $285.7 million for 2008, $59.1 million or 17.2% lower than 2007. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commissions) totaled $267.9 million for 2008, up $15.0 million or 5.9% over $252.9 million for 2007, in part due to a combination of increased volumes and improved pricing. Net mortgage banking income was $14.7 million for 2008, compared to $22.8 million in 2007, a decrease of $8.1 million from 2007, with 2007 including gains of $8.6 million on bulk servicing sales and a $1.4 million valuation recovery, while 2008 included a $7.8 million favorable improvement in the gain on sales of mortgage loans to the secondary market and related fees and a $6.8 million addition to the valuation reserve. Asset and investment securities losses combined were $54.2 million for 2008 (primarily attributable to other-than-temporary write-downs on investment securities), compared to combined asset and investment securities gains of $23.8 million for 2007 (predominantly from deposit premiums and fixed asset gains related to the 2007 branch deposit sales).

As shown in Table 7, noninterest expense was $557.5 million for 2008, up $22.6 million or 4.2% over 2007, impacted in part by generally rising costs. Personnel expense rose $6.1 million or 2.0%, while all remaining noninterest expense categories on a combined basis increased $16.5 million or 7.1% over 2007. The efficiency ratio (as defined under section, “Overview”) was 52.41% for 2008 and 53.92% for 2007.

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

Business Combinations

Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. The Corporation’s business combination activity is detailed in Note 2, “Business Combinations,” of the notes to consolidated financial statements. All the Corporation’s business combinations since 2002 were accounted for under the purchase method of accounting; thus, the results of operations of the acquired institutions prior to their respective consummation dates were not included in the accompanying consolidated financial statements. In each acquisition, the excess cost of the acquisition over the fair value of the net assets acquired were allocated to the identifiable intangible assets, if any, with the remainder then allocated to goodwill. There were no business combinations in 2009 or 2008.

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

Subsequent Events

On January 8, 2010, the Board of Directors declared a $0.01 per common share dividend payable on February 17, 2010, to shareholders of record as of February 8, 2010. This cash dividend has not been reflected in the accompanying consolidated financial statements.

On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44,843,049 shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478.3 million after deducting underwriting discounts and commissions and the estimated expenses of the offering. The Corporation intends to use the net proceeds of this offering, which will qualify as tangible common equity and Tier 1 capital, to support continued growth and for working capital and other general corporate purposes.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, derivative financial instruments and hedging activities, and income taxes.

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

Goodwill Impairment Assessment: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. During 2009, quarterly impairment tests were completed. The step one analysis conducted for the wealth segment indicated that the estimated fair value exceeded its carrying value (including goodwill). Therefore, a step two analysis was not required for this reporting unit. The step one analysis completed for the banking segment indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value (including goodwill) and no impairment charge was recorded in 2009. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to re-perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.

The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. The fair value of each reporting unit is compared to the recorded book value, “step one”. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. The Corporation provided the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions.

At December 31, 2009, we had goodwill of $929 million, representing approximately 34% of stockholders’ equity, of which $907 million was assigned to the banking segment and $22 million was assigned to the wealth management segment.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at December 31, 2009 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $6.9 million (or 11%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $5.6 million (or 9%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at December 31, 2009 and 2008, to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. We have concluded that it is more likely than not that the tax benefits associated with the remaining deferred tax assets will be realized. See Note 1, “Summary of Significant Accounting Policies,” and Note 13, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

Future Accounting Pronouncements

New accounting policies adopted by the Corporation during 2009 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation will adopt the accounting standard at the beginning of 2010, as required, with no material impact on its results of operations, financial position, and liquidity.

In June 2009, the FASB issued an accounting standard which amends current generally accepted accounting principles related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard will be effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation will adopt the accounting standard at the beginning of 2010, as required, with no material impact on its results of operations, financial position, and liquidity.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The Corporation will adopt the accounting standard at the beginning of 2010 and 2011, as required, with no material impact on its results of operations, financial position, and liquidity, as the standard addresses financial statement disclosures only.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

ITEM 8.	Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In Thousands,
	except share and per
	share data)

ASSETS
Cash and due from banks	$770,816	$533,338
Interest-bearing deposits in other financial institutions	26,091	12,649
Federal funds sold and securities purchased under agreements to resell	23,785	24,741
Investment securities available for sale, at fair value	5,835,533	5,143,414
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,316	206,003
Loans held for sale	81,238	87,084
Loans	14,128,625	16,283,908
Allowance for loan losses	(573,533)	(265,378)

Loans, net	13,555,092	16,018,530
Premises and equipment, net	186,564	190,942
Goodwill	929,168	929,168
Other intangible assets, net	92,807	80,165
Other assets	1,191,732	966,033

Total assets	$22,874,142	$24,192,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,274,973	$2,814,079
Interest-bearing deposits, excluding Brokered certificates of deposit	13,311,672	11,551,181
Brokered certificates of deposit	141,968	789,536

Total deposits	16,728,613	15,154,796
Short-term borrowings	1,226,853	3,703,936
Long-term funding	1,953,998	1,861,647
Accrued expenses and other liabilities	226,070	595,185

Total liabilities	20,135,534	21,315,564

Stockholders’ equity
Preferred equity	511,107	508,008
Common stock	1,284	1,281
Surplus	1,082,335	1,073,218
Retained earnings	1,081,156	1,293,941
Accumulated other comprehensive income	63,432	55
Treasury stock, at cost	(706)	—

Total stockholders’ equity	2,738,608	2,876,503

Total liabilities and stockholders’ equity	$22,874,142	$24,192,067

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	128,428,814	128,116,669
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	25,251	—

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2009	2008	2007
	(In Thousands, except per share data)

INTEREST INCOME
Interest and fees on loans	$752,265	$952,653	$1,111,919
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	193,031	133,471	122,961
Tax-exempt	35,798	39,733	39,897
Interest on federal funds sold and securities purchased under agreements to resell	162	852	935

Total interest income	981,256	1,126,709	1,275,712

INTEREST EXPENSE
Interest on deposits	160,874	263,306	403,353
Interest on short-term borrowings	16,199	86,584	134,624
Interest on long-term funding	78,178	80,671	93,922

Total interest expense	255,251	430,561	631,899

NET INTEREST INCOME	726,005	696,148	643,813
Provision for loan losses	750,645	202,058	34,509

Net interest income (loss) after provision for loan losses	(24,640)	494,090	609,304

NONINTEREST INCOME
Trust service fees	36,009	38,420	42,629
Service charges on deposit accounts	116,918	118,368	101,042
Card-based and other nondeposit fees	45,977	48,540	47,558
Retail commission income	60,678	62,588	61,645
Mortgage banking, net	40,882	14,684	22,750
Capital market fees, net	5,536	7,390	4,896
Bank owned life insurance income	16,032	19,804	17,419
Asset sale gains (losses), net	(4,071)	(1,668)	15,607
Investment securities gains (losses), net:
Realized gains, net	11,705	5	9,077
Other-than-temporary impairments	(4,406)	(52,546)	(903)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	1,475	—	—

Total investment securities gains (losses), net	8,774	(52,541)	8,174
Other	24,226	30,065	23,061

Total noninterest income	350,961	285,650	344,781

NONINTEREST EXPENSE
Personnel expense	304,390	309,478	303,428
Occupancy	49,341	50,461	46,659
Equipment	18,385	19,123	17,908
Data processing	30,893	30,451	31,690
Business development and advertising	18,033	21,400	19,785
Other intangible asset amortization expense	5,543	6,269	7,116
Legal and professional fees	19,562	14,566	11,841
Foreclosure/OREO expense	38,129	13,685	7,508
FDIC expense	41,934	2,524	1,668
Other	85,210	89,503	87,288

Total noninterest expense	611,420	557,460	534,891

Income (loss) before income taxes	(285,099)	222,280	419,194
Income tax expense (benefit)	(153,240)	53,828	133,442

Net income (loss)	(131,859)	168,452	285,752
Preferred stock dividends and discount accretion	29,348	3,250	—

Net income (loss) available to common equity	$(161,207)	$165,202	$285,752

Earnings (loss) per common share:
Basic	$(1.26)	$1.29	$2.24
Diluted	$(1.26)	$1.29	$2.22
Weighted average common shares outstanding:
Basic	127,858	127,501	127,408
Diluted	127,858	127,775	128,374

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC — CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred Equity		Common Stock			Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total
	(In Thousands, except per share data)

Balance, December 31, 2006	—	$—	130,426	$1,304	$1,120,934	$1,189,658	$(16,453)	$(49,950)	$2,245,493
Comprehensive income:
Net income	—	—	—	—	—	285,752	—	—	285,752
Other comprehensive income	—	—	—	—	—	—	13,955	—	13,955

Comprehensive income									299,707

Cash dividends, $1.22 per share	—	—	—	—	—	(155,809)	—	—	(155,809)
Common stock issued:
Business combinations	—	—	1,338	14	46,486	—	—	—	46,500
Stock-based compensation plans, net	—	—	—	—	1,092	(14,465)	—	35,045	21,672
Purchase of common stock	—	—	(4,011)	(40)	(133,820)	—	—	—	(133,860)
Stock-based compensation expense, net	—	—	—	—	4,189	—	—	—	4,189
Tax benefit of stock options	—	—	—	—	1,813	—	—	—	1,813

Balance, December 31, 2007	—	$—	127,753	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705

Adjustment for adoption of EITFs 06-4 and 06-10	—	—	—	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	—	$—	127,753	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190

Comprehensive income:
Net income	—	—	—	—	—	168,452	—	—	168,452
Other comprehensive income	—	—	—	—	—	—	2,553	—	2,553

Comprehensive income									171,005

Issuance of preferred stock	525	507,675	—	—	—	—	—	—	507,675
Issuance of common stock warrants	—	—	—	—	17,325	—	—	—	17,325
Accretion of preferred stock discount	—	333	—	—	—	(333)	—	—	—
Common stock issued:
Stock-based compensation plans, net	—	—	363	3	5,981	(11,535)	—	14,905	9,354
Cash dividends:
Common stock, $1.27 per share	—	—	—	—	—	(162,347)	—	—	(162,347)
Preferred stock	—	—	—	—	—	(2,917)	—	—	(2,917)
Stock-based compensation expense, net	—	—	—	—	6,988	—	—	—	6,988
Tax benefit of stock options	—	—	—	—	2,230	—	—	—	2,230

Balance, December 31, 2008	525	$508,008	128,116	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503

April 1, 2009, adjustment for adoption of accounting standard related to other-than-temporary impairment	—	—	—	—	—	9,745	(9,745)	—	—
Comprehensive income:
Net loss	—	—	—	—	—	(131,859)	—	—	(131,859)
Other comprehensive income	—	—	—	—	—	—	73,122	—	73,122

Comprehensive loss									(58,737)

Common stock issued:
Stock-based compensation plans, net	—	—	312	3	1,157	(972)	—	(107)	81
Purchase of treasury stock	—	—	—	—	—	—	—	(599)	(599)
Cash dividends:
Common stock, $0.47 per share	—	—	—	—	—	(60,350)	—	—	(60,350)
Preferred stock	—	—	—	—	—	(26,250)	—	—	(26,250)
Accretion of preferred stock discount	—	3,099	—	—	—	(3,099)	—	—	—
Stock-based compensation expense, net	—	—	—	—	7,959	—	—	—	7,959
Tax benefit of stock options	—	—	—	—	1	—	—	—	1

Balance, December 31, 2009	525	$511,107	128,428	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	($ in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(131,859)	$168,452	$285,752
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	750,645	202,058	34,509
Depreciation and amortization	30,623	28,941	24,826
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	6,776	6,825	(1,350)
Amortization of mortgage servicing rights	19,619	16,057	18,067
Amortization of intangible assets	5,543	6,269	7,116
Amortization and accretion on earning assets, funding, and other, net	56,734	4,878	4,546
Deferred income taxes	(134,827)	(41,552)	9,466
Tax benefit from exercise of stock options	1	2,230	1,813
Excess tax benefit from stock-based compensation	—	(919)	(1,879)
(Gain) loss on sales of investment securities, and impairment write-downs, net	(8,774)	52,541	(8,174)
(Gain) loss on sales of assets, net	4,071	1,668	(15,607)
Gain on sales of loans held for sale and mortgage servicing rights, net	(45,926)	(17,726)	(18,492)
Mortgage loans originated and acquired for sale	(3,724,441)	(1,413,995)	(1,481,294)
Proceeds from sales of mortgage loans held for sale	3,731,633	1,416,617	1,452,848
Decrease in interest receivable	10,887	10,753	7,165
Decrease in interest payable	(10,734)	(7,435)	(7,512)
Net change in other assets and other liabilities	(438,209)	2,194	(20,423)

Net cash provided by operating activities	121,762	437,856	291,377

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	1,612,146	(1,017,570)	(433,388)
Purchases of:
Investment securities	(3,684,541)	(2,709,851)	(1,461,690)
Premises, equipment, and software, net of disposals	(22,794)	(31,471)	(34,815)
Bank owned life insurance	—	—	(50,000)
Other assets	(6,273)	(9,233)	(13,905)
Proceeds from:
Sales of investment securities	690,762	3,550	66,239
Calls and maturities of investment securities	2,380,569	1,198,153	1,348,026
Sales of other assets	56,314	83,761	367,711
Net cash paid in business combination	—	—	(33,799)

Net cash provided by (used in) investing activities	1,026,183	(2,482,661)	(245,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,573,817	1,180,882	(421,193)
Net cash paid in sales of branch deposits	—	—	(212,434)
Net increase (decrease) in short-term borrowings	(2,477,083)	477,149	1,172,102
Repayment of long-term funding	(707,597)	(528,395)	(813,000)
Proceeds from issuance of long-term funding	800,000	525,822	600,000
Proceeds from issuance of preferred stock and common stock warrants	—	525,000	—
Cash dividends on common stock	(60,350)	(162,347)	(155,809)
Cash dividends on preferred stock	(26,250)	—	—
Proceeds from exercise of stock options	81	9,354	21,672
Purchase of common stock	(599)	—	(133,860)
Excess tax benefit from stock-based compensation	—	919	1,879

Net cash provided by (used in) financing activities	(897,981)	2,028,384	59,357

Net increase (decrease) in cash and cash equivalents	249,964	(16,421)	105,113
Cash and cash equivalents at beginning of year	570,728	587,149	482,036

Cash and cash equivalents at end of year	$820,692	$570,728	$587,149

Supplemental disclosures of cash flow information:
Cash paid for interest	$265,501	$437,995	$639,411
Cash paid for income taxes	46,213	85,952	127,868
Loans and bank premises transferred to other real estate owned	73,754	49,241	26,222
Capitalized mortgage servicing rights	44,580	17,263	17,136
Business Combinations:
Fair value of assets acquired, including cash and cash equivalents	$—	$—	$422,600
Value ascribed to intangibles	—	—	64,341
Liabilities assumed	—	—	329,400

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007

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

Management has evaluated subsequent events for potential recognition or disclosure through February 16, 2010, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

Investment Securities Available for Sale

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income (loss). See Note 3 for additional information on investment securities.

Loans

Loans are classified as held for investment when management has both the intent and ability to hold the loan for the foreseeable future, or until maturity or payoff. Loans are carried at the principal amount outstanding, net of any unearned income and unamortized deferred fees and costs on originated loans. Loan origination fees and certain direct loan origination costs are deferred, and the net amount is amortized into net interest income over the contractual life of the related loans or over the commitment period as an adjustment of yield.

Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that specific commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this definition.

Interest income on loans is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for retail loans is discontinued when loans reach specific delinquency levels. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectibility of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectibility of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

A loan is accounted for as a troubled debt restructuring if the Corporation, for economic or legal reasons related to the borrower’s financial condition, grants a significant concession to the borrower that it would not otherwise consider. A troubled debt restructuring may involve the receipt of assets from the debtor in partial or full satisfaction of the loan, or a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, an extension of the maturity date at a stated interest rate lower than the current market rate for a new loan with similar risk, or some combination of these concessions. Troubled debt restructurings generally remain on nonaccrual status until a six-month payment history is sustained. See Allowance for Loan Losses below for further policy discussion and see Note 3 for additional information on loans.

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income (loss). The carrying value of loans held for sale included a market valuation adjustment of $0.3 million at December 31, 2009, while no market valuation adjustment was necessary at December 31, 2008. Holding costs are treated as period costs.

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on quarterly evaluations of the collectibility and historical loss experience of loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of watch, special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonperforming loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

Management, judging current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including both principal and interest. Management has determined that larger commercial-oriented loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this definition. When an individual loan is determined to be impaired, the allowance for loan losses attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are collectively evaluated for impairment. Interest income on impaired loans is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible.

Management believes that the level of the allowance for loan losses is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations. See Loans above for further policy discussion and see Note 4 for additional information on the allowance for loan losses.

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs. Other real estate owned totaled $68.4 million and $48.7 million at December 31, 2009 and 2008, respectively.

Reserve for Unfunded Commitments

A reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities in the consolidated balance sheets. The determination of the appropriate level of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income (loss).

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

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 14 years for both 2009 and 2008). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. Any impairment of goodwill or other intangibles will be recognized as an expense in the period of impairment and such impairment could be material. The Corporation completes the annual goodwill impairment test by segment as of May 1 of each year. Note 5 includes a summary of the Corporation’s goodwill, core deposit intangibles, and other intangibles.

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write- down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 5 for additional information on mortgage servicing rights.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment.

The Corporation files a consolidated federal income tax return and individual or consolidated state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.

It is the Corporation’s policy to provide for uncertain tax positions as a part of income tax expense and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2009 and 2008, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 13 for additional information on income taxes.

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

Stock-Based Compensation

The Corporation recognizes compensation expense for the fair value of stock grants on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income (loss).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell.

Per Share Computations

Earnings per share are calculated utilizing the two class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of outstanding stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants) and unsettled share repurchases. Also see Notes 10 and 19.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard to provide additional guidance on measuring the fair value of liabilities under the fair value accounting standards. The quoted price for the identical liability, when traded as an asset in an active market, is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, a company must use a valuation technique that uses a quoted price or another valuation technique, such as using a market or income approach. This statement is effective for the first interim or annual reporting period ending after December 15, 2009. The Corporation adopted the accounting standard in the fourth quarter of 2009. The adoption of this accounting standard, which was subsequently codified into Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” had no material impact on the Corporation’s results of operations, financial position, and liquidity.

In June 2009, the FASB issued an accounting standard which established the Codification to become the single source of authoritative accounting principles. The standard also provides the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change generally accepted accounting principles, but is expected to simplify accounting research by reorganizing current generally accepted accounting principles into specific accounting topics. The Corporation adopted this accounting standard in the third quarter of 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on the Corporation’s results of operations, financial position, and liquidity.

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

In April 2009, the FASB issued an accounting standard which amended other-than-temporary impairment (“OTTI”) guidance in generally accepted accounting principles for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. The Corporation adopted this accounting standard in the second quarter of 2009, and recognized a net cumulative effect adjustment of $9.7 million to retained earnings and accumulated other comprehensive income as of April 1, 2009. See the Consolidated Statements of Changes in Stockholders’ Equity for the impact of the initial adoption and Note 3, “Investment Securities,” for additional information and disclosures concerning this accounting standard, which was subsequently codified into ASC Topic 320, “Investments—Debt and Equity Securities.”

In April 2009, the FASB issued an accounting standard related to disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Corporation adopted this accounting standard in the second quarter of 2009. See Note 17, “Fair Value Measurements,” for additional disclosures related to this accounting standard, which was subsequently codified into ASC Topic 825, “Financial Instruments.”

In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and in identifying transactions that are not orderly. In such instances, the accounting standard provides that management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with generally accepted accounting principles. The Corporation adopted this accounting standard in the second quarter of 2009, with no material impact on its results of operations, financial position, and liquidity. See Note 17, “Fair Value Measurements,” for additional disclosures concerning this accounting standard, which was subsequently codified into ASC Topic 820, “Fair Value Measurements and Disclosures.”

In December 2008, the FASB issued an accounting standard which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan including fair values of each major asset category and level within the fair value hierarchy. This accounting standard is effective for fiscal years ending after December 15, 2009. The Corporation adopted this accounting standard at the end of 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 715, “Compensation—Retirement Benefits,” had no material impact on the Corporation’s results of operations, financial position, and liquidity. See Note 12, “Retirement Plans,” for additional disclosures required under this accounting standard.

In June 2008, the FASB issued an accounting standard which determined that all outstanding unvested share-based payment awards with rights to nonforfeitable dividends are considered participating securities. Because they are considered participating securities, the Corporation is required to apply the two-class method in computing basic and diluted earnings per share. This accounting standard is effective for fiscal years beginning after December 15, 2008. The Corporation adopted this accounting standard at the beginning of 2009, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 19, “Earnings Per Share,” for additional disclosures concerning this accounting standard, which was subsequently codified into ASC Topic 260, “Earnings per Share.”

In March 2008, the FASB issued an accounting standard applicable to all derivative instruments. This standard provides financial statement users with increased qualitative, quantitative, and credit-risk disclosures related to derivative financial instruments and hedging activities. It requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The accounting standard is to be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. The Corporation adopted this accounting standard at the beginning of 2009. See Note 15, “Derivative and Hedging Activities,” for additional disclosures required under this accounting standard, which was subsequently codified into ASC Topic 815, “Derivatives and Hedging.”

In December 2007, the FASB issued an accounting standard which requires noncontrolling interests to be treated as a separate component of equity, rather than a liability or other item outside of equity. This standard also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the income statement. Changes in a parent’s ownership interest, as long as the parent retains a controlling financial interest, must be accounted for as equity transactions, and should a parent cease to have a controlling financial interest, the standard requires the parent to recognize a gain or loss in net income. Expanded disclosures in the consolidated financial statements are required by this statement and must clearly identify and distinguish between the interest of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This accounting standard is to be applied prospectively for fiscal years beginning on or after December 15, 2008, with the exception of presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Corporation adopted this accounting standard at the beginning of

2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 810, “Consolidation,” had no material impact on the Corporation’s results of operations, financial position, and liquidity.

In December 2007, the FASB issued an accounting standard which requires an acquirer to recognize identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their full fair values at that date, with limited exceptions. Assets and liabilities assumed that arise from contractual contingencies as of the acquisition date must also be measured at their acquisition-date full fair values. The standard requires the acquirer to recognize goodwill as of the acquisition date, and in the case of a bargain purchase business combination, the acquirer shall recognize a gain. Acquisition-related costs are to be expensed in the periods in which the costs are incurred and the services are received. Additional presentation and disclosure requirements have also been established to enable financial statement users to evaluate and understand the nature and financial effects of business combinations. This accounting standard is to be applied prospectively for acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Corporation adopted this accounting standard, which was subsequently codified into ASC Topic 805, “Business Combinations,” at the beginning of 2009. The Corporation did not have any business combination activity for the year ended December 31, 2009.

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

NOTE 3	INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2009 and 2008, were as follows:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		($ in Thousands)

U. S. Treasury securities	$3,896	$7	$(28)	$3,875
Federal agency securities	41,980	1,428	(1)	43,407
Obligations of state and political subdivisions (municipal securities)	865,111	20,960	(906)	885,165
Residential mortgage-related securities	4,751,033	144,776	(13,290)	4,882,519
Other securities (debt and equity)	20,954	1,274	(1,661)	20,567

Total securities available for sale	$5,682,974	$168,445	$(15,886)	$5,835,533

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		($ in Thousands)

U. S. Treasury securities	$4,985	$10	$(29)	$4,966
Federal agency securities	75,816	1,195	(1)	77,010
Obligations of state and political subdivisions (municipal securities)	913,216	16,581	(4,194)	925,603
Residential mortgage-related securities	4,032,784	54,128	(9,481)	4,077,431
Other securities (debt and equity)	58,272	639	(507)	58,404

Total securities available for sale	$5,085,073	$72,553	$(14,212)	$5,143,414

The amortized cost and fair values of investment securities available for sale at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009
	Amortized	Fair
	Cost	Value

	($ in Thousands)

Due in one year or less	$156,183	$158,599
Due after one year through five years	185,301	192,418
Due after five years through ten years	432,172	443,082
Due after ten years	150,244	149,741

Total debt securities	923,900	943,840
Residential mortgage-related securities	4,751,033	4,882,519
Equity securities	8,041	9,174

Total securities available for sale	$5,682,974	$5,835,533

Net investment securities gains of $8.8 million for 2009 were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of mortgage-related securities and $2.9 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including a $2.0 million write-down on a trust preferred debt security, a $0.4 million write-down on a non-agency mortgage-related security, and a $0.5 million write-down on various equity securities). Investment securities losses of $52.5 million for 2008 were attributable to other-than-temporary write-downs on the

Corporation’s holdings of various investment securities (including a $31.1 million write-down on a non-agency mortgage-related security, a $13.2 million write-down on FHLMC and FNMA preferred stocks, a $6.8 million write-down on trust preferred debt securities pools, and a $1.4 million write-down on common equity securities). For 2007, the Corporation recognized gross gains of $9.1 million on sales of equity securities and a $0.9 million other-than-temporary write-down on an equity security.

Total proceeds and gross realized gains and losses from sales and write-downs of investment securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2009	2008	2007

	($ in Thousands)

Gross gains	$14,597	$5	$9,081
Gross losses	(5,823)	(52,546)	(907)

Investment securities gains (losses), net	$8,774	$(52,541)	$8,174
Proceeds from sales of investment securities available for sale	690,762	3,550	66,239

Pledged securities with a carrying value of approximately $2.3 billion and $3.4 billion at December 31, 2009, and December 31, 2008, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2009.

	Less than 12 months		12 months or more		Total

	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)

December 31, 2009:
U. S. Treasury securities	$(28)	$2,871	$—	$—	$(28)	$2,871
Federal agency securities	—	—	(1)	46	(1)	46
Obligations of state and political subdivisions (municipal securities)	(593)	45,388	(313)	8,334	(906)	53,722
Residential mortgage-related securities	(10,507)	184,069	(2,783)	41,663	(13,290)	225,732
Other securities (debt and equity)	(1,661)	4,410	—	—	(1,661)	4,410

Total	$(12,789)	$236,738	$(3,097)	$50,043	$(15,886)	$286,781

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

Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at December 31, 2009, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At December 31,

2009, the number of investment securities in an unrealized loss position for less than 12 months for municipal and mortgage-related securities was 79 and 15, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and mortgage-related categories was 21 and 34, respectively. The unrealized losses reported for mortgage-related securities relate to non-agency mortgage-related securities as well as mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities during 2009.

	Non-agency
	Mortgage-Related	Trust Preferred
	Securities	Debt Securities	Total

	$ in Thousands

Balance of credit-related other-than-temporary impairment at April 1, 2009	$(16,445)	$(5,027)	$(21,472)
Adjustment for change in cash flows	306	—	306
Credit losses on newly identified impairment	—	(1,000)	(1,000)

Balance of credit-related other-than-temporary impairment at June 30, 2009	$(16,139)	$(6,027)	$(22,166)
Adjustment for change in cash flows	172	—	172
Credit losses on newly identified impairment	(200)	(900)	(1,100)

Balance of credit-related other-than-temporary impairment at September 30, 2009	$(16,167)	$(6,927)	$(23,094)
Adjustment for change in cash flows	199	—	199
Credit losses on newly identified impairment	(246)	(100)	(346)

Balance of credit-related other-than-temporary impairment at December 31, 2009	$(16,214)	$(7,027)	$(23,241)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008, respectively.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At December 31, 2009, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $60.2 million, compared to FHLB stock of $145.9 million and Federal Reserve Bank stock of $60.1 million at December 31, 2008. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. During 2009, the Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2009, 2008, or 2007.

NOTE 4	LOANS:

Loans at December 31 are summarized below.

	2009	2008
	($ in Thousands)

Commercial, financial, and agricultural	$3,450,632	$4,388,691
Commercial real estate	3,817,066	3,566,551
Real estate construction	1,397,493	2,260,888
Lease financing	95,851	122,113

Commercial	8,761,042	10,338,243
Home equity	2,546,167	2,883,317
Installment	873,568	827,303

Retail	3,419,735	3,710,620
Residential mortgage	1,947,848	2,235,045

Total loans	$14,128,625	$16,283,908

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	2009	2008	2007
	($ in Thousands)

Balance at beginning of year	$265,378	$200,570	$203,481
Balance related to acquisition	—	—	2,991
Provision for loan losses	750,645	202,058	34,509
Charge offs	(452,206)	(145,826)	(47,249)
Recoveries	9,716	8,576	6,838

Net charge offs	(442,490)	(137,250)	(40,411)

Balance at end of year	$573,533	$265,378	$200,570

The following table presents nonperforming loans at December 31:

	2009	2008
	($ in Thousands)

Nonaccrual loans	$1,077,799	$326,857
Accruing loans past due 90 days or more	24,981	13,811
Restructured loans	19,037	—

Total nonperforming loans	$1,121,817	$340,668

Management has determined that specific commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring are impaired loans. The following table presents data on impaired loans at December 31:

	2009	2008
	($ in Thousands)

Impaired loans for which a valuation allowance has been provided	$434,240	$120,830
Impaired loans for which no valuation allowance has been provided	473,946	152,324

Total loans determined to be impaired	$908,186	$273,154

Allowance for loan losses related to impaired loans	$141,677	$51,511

As of December 31, 2009, the Corporation had recognized charge offs of $61.6 million on impaired loans for which a valuation allowance has been provided and charge offs of $182.6 million on impaired loans for which no valuation allowance has been provided, resulting in a ratio of allowance for loan losses and charge offs on impaired loans to total loans determined to be impaired (including charge offs) of 67%.

	2009	2008	2007
	($ in Thousands)

For the years ended December 31:
Average recorded investment in impaired loans	$542,574	$204,054	$126,355

Cash basis interest income recognized from impaired loans	$30,661	$12,093	$4,432

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

2009
($ in Thousands)

Balance at beginning of year	$57,869
New loans	43,320
Repayments	(48,306)
Changes due to status of executive officers and directors	(4,396)

Balance at end of year	$48,487

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in our core footprint. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans. However, the Corporation has several areas of larger exposures (less than 10% of total loans) which are being closely monitored, such as $988 million of Shared National Credits, $626 million of residential and land development loans, and $137 million of broker generated home equity loans.

NOTE 5	GOODWILL AND INTANGIBLE ASSETS:

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. Due to changes in the business climate and the resulting decline in financial services stock prices, during 2009, management also completed interim reviews of goodwill, including a review as of December 31, 2009. These interim reviews of goodwill indicated that the carrying value (including goodwill) of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value (including goodwill). Therefore, no impairment charge was recorded. There were no impairment charges recorded in 2009, 2008, or 2007. However, market valuations of financial services companies remain depressed relative to book values due to continuing uncertainty. As a result, management believes it may be necessary to continue to evaluate goodwill for impairment on a quarterly basis depending upon current market conditions, results of operations, and other factors. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At December 31, 2009, goodwill of $907 million is assigned to the banking segment and goodwill of $22 million is assigned to the wealth management segment. The $58 million increase to goodwill during 2007 was attributable to the June 2007 acquisition of First National Bank. The change in the carrying amount of goodwill was as follows.

Goodwill	2009	2008	2007
	($ in Thousands)

Balance at beginning of year	$929,168	$929,168	$871,629
Goodwill acquired, net of adjustments	—	—	57,539

Balance at end of year	$929,168	$929,168	$929,168

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while the other intangibles are assigned to the wealth management segment as of December 31, 2009.

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

	2009	2008	2007
	($ in Thousands)

Core deposit intangibles:
Gross carrying amount	$47,748	$47,748	$47,748
Accumulated amortization	(29,288)	(25,165)	(20,580)

Net book value	$18,460	$22,583	$27,168

Additions during the year	$—	$—	$4,385
Amortization during the year	4,123	4,585	4,882
Other intangibles:(1)
Gross carrying amount	$20,433	$20,433	$22,370
Accumulated amortization	(9,839)	(8,419)	(8,505)

Net book value	$10,594	$12,014	$13,865

Additions during the year	$—	$—	$1,150
Deductions during the year	—	167	—
Amortization during the year	1,420	1,684	2,234

(1)	Other intangibles of $1.8 million were fully amortized during 2007 and have been removed from both the gross carrying amount and the accumulated amortization for 2008.

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

Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income (loss). The $26.4 million mortgage servicing rights expense for 2009 was comprised of $19.6 million of base amortization and a $6.8 million addition to the valuation allowance. For 2008, the $22.9 million mortgage servicing rights expense included $16.1 million base amortization and a $6.8 million addition to the valuation allowance, while for 2007 the $16.7 million mortgage servicing rights expense was comprised of base amortization of $18.1 million, net of a $1.4 million recovery to the valuation allowance.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

Mortgage servicing rights	2009	2008	2007
	($ in Thousands)

Mortgage servicing rights at beginning of year	$56,025	$54,819	$71,694
Additions(1)	44,580	17,263	19,553
Sale of servicing(2)	—	—	(18,269)
Amortization	(19,619)	(16,057)	(18,067)
Other-than-temporary impairment	—	—	(92)

Mortgage servicing rights at end of year	$80,986	$56,025	$54,819

Valuation allowance at beginning of year	(10,457)	(3,632)	(5,074)
(Additions) / Recoveries, net	(6,776)	(6,825)	1,350
Other-than-temporary impairment	—	—	92

Valuation allowance at end of year	(17,233)	(10,457)	(3,632)

Mortgage servicing rights, net	$63,753	$45,568	$51,187

Fair value of Mortgage servicing rights	$66,710	$52,882	$62,815
Portfolio of residential mortgage loans serviced for others (2)(3)	$7,667,000	$6,606,000	$6,403,000
Mortgage servicing rights, net to Portfolio of residential mortgage loans serviced for others	0.83%	0.69%	0.80%
Mortgage servicing rights expense(4)	$26,395	$22,882	$16,717

(1)	Included in the December 31, 2007, additions to mortgage servicing rights was $2.4 million from First National Bank at acquisition.

(2)	In 2007, the Corporation sold approximately $2.7 billion of its mortgage portfolio serviced for others with a carrying value of $18.3 million at an $8.6 million gain, which is included in mortgage banking, net in the consolidated statements of income (loss).

(3)	Included in the December 31, 2007, portfolio of residential mortgage loans serviced for others was $0.3 billion from First National Bank at acquisition.

(4)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income (loss).

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2009. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
		($ in Thousands)

Year ending December 31,
2010	$3,700	$1,200	$20,100
2011	3,700	1,000	16,700
2012	3,200	1,000	13,200
2013	3,100	900	10,300
2014	2,900	900	7,800

NOTE 6	PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows:

		2009			2008
	Estimated		Accumulated	Net Book	Net Book
	Useful Lives	Cost	Depreciation	Value	Value
	($ in Thousands)

Land	—	$43,770	$—	$43,770	$44,554
Land improvements	3 – 20 years	4,983	2,619	2,364	2,444
Buildings	5 – 40 years	198,676	100,105	98,571	100,466
Computers	3 – 5 years	37,280	29,741	7,539	7,437
Furniture, fixtures and other equipment	3 – 20 years	120,381	93,294	27,087	28,789
Leasehold improvements	5 – 30 years	26,607	19,374	7,233	7,252

Total premises and equipment		$431,697	$245,133	$186,564	$190,942

Depreciation and amortization of premises and equipment totaled $21.8 million in 2009, $22.3 million in 2008, and $21.7 million in 2007.

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

($ in Thousands)

2010	$11,587
2011	10,587
2012	9,093
2013	7,349
2014	5,629
Thereafter	15,845

Total	$60,090

Total rental expense under leases, net of sublease income, totaled $13.2 million in 2009, $16.8 million in 2008, and $16.0 million in 2007.

NOTE 7	DEPOSITS:

The distribution of deposits at December 31 was as follows:

	2009	2008
	($ in Thousands)

Noninterest-bearing demand deposits	$3,274,973	$2,814,079
Savings deposits	845,509	841,129
Interest-bearing demand deposits	3,099,358	1,796,405
Money market deposits	5,806,661	4,926,088
Brokered certificates of deposit	141,968	789,536
Other time deposits	3,560,144	3,987,559

Total deposits	$16,728,613	$15,154,796

Time deposits of $100,000 or more were $1.3 billion and $1.6 billion at December 31, 2009 and 2008, respectively.

Aggregate annual maturities of all time deposits at December 31, 2009, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)

2010	$2,884,358
2011	357,051
2012	348,067
2013	76,471
2014	35,922
Thereafter	243

Total	$3,702,112

NOTE 8	SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 were as follows:

	2009	2008
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase	$598,488	$1,590,738
Federal Reserve Term Auction Facility	600,000	500,000
FHLB advances	—	1,600,000
Treasury, tax, and loan notes	28,365	13,198

Total short-term borrowings	$1,226,853	$3,703,936

The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year, while the Federal Reserve funds represent short-term borrowings through the Term Auction Facility. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

NOTE 9	LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows:

	2009	2008
	($ in Thousands)

Federal Home Loan Bank (“FHLB”) advances	$1,010,576	$1,118,140
Repurchase agreements	500,000	300,000
Subordinated debt, net	225,247	225,058
Junior subordinated debentures, net	216,069	216,291
Other borrowed funds	2,106	2,158

Total long-term funding	$1,953,998	$1,861,647

FHLB advances: At December 31, 2009, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 2.22% and 3.53% at December 31, 2009, and 2008, respectively. These advances had a combination of fixed and variable contractual rates, of which 100% and 73% were fixed rate at December 31, 2009, and 2008, respectively. In September 2007, the Corporation entered into an interest rate swap to hedge the interest rate risk in the cash flows of a $200 million variable rate, long-term FHLB advance. The $200 million variable rate, long-term FHLB advance and the related interest rate swap matured in June 2009. The fair value of the derivative was a $3.2 million loss at December 31, 2008.

Repurchase agreements: The long-term repurchase agreements had maturities through 2011 and had weighted-average interest rates of 2.60% at December 31, 2009, and 3.27% at December 31, 2008. These repurchase agreements were 20% and 33% variable rate at December 31, 2009 and 2008, respectively.

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

Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed during 2009 and 2008. During 2002, the Corporation entered into interest rate swaps to hedge the interest rate risk on the ASBC Debentures. These interest rate swaps were called during the first quarter of 2008. Accordingly, the fair value of the derivative was zero at December 31, 2008 (as the swaps were terminated), and the $0.8 million fair value gain on the debt at the time the swaps were terminated is being amortized to interest expense over the remaining life of the debt. The carrying value of the ASBC Debentures was $179.7 million at December 31, 2009 and $179.6 million at December 31, 2008. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.08% at December 31, 2009) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.72% at December 31, 2009) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed during 2009 and 2008. The carrying value of the SFSC Debentures was $36.4 million at December 31, 2009 and $36.7 million at December 31, 2008.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2009:

Year	($ in Thousands)

2010	$710,000
2011	899,762
2012	100,075
2013	70
2014	24
Thereafter	244,067

Total long-term funding	$1,953,998

Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances. At December 31, 2009, approximately $2.2 billion and $1.0 billion of residential mortgage and home equity loans, respectively, were pledged to the FHLB.

NOTE 10	STOCKHOLDERS’ EQUITY:

Subsequent Event: On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44,843,049 shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478.3 million after deducting underwriting discounts and commissions and the estimated expenses of the offering. The Corporation intends to use the net proceeds of this offering, which will qualify as tangible common equity and Tier 1 capital, to support continued growth and for working capital and other general corporate purposes.

Preferred Equity: The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. In November 2008, under the CPP, the Corporation issued 525,000 shares of senior preferred stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $525 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The discount will be accreted using a level-yield basis over five years. Upon issuance, the fair values of the Preferred Stock and Common Stock Warrants (discussed below) were computed as if the securities were issued on a stand-alone basis. The fair value of the Preferred Stock was estimated based on the net present value of the future Preferred Stock cash flows using a discount rate of 12%. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Senior Preferred Stock for all past dividend periods. The Senior Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Senior Preferred Stock. The Senior Preferred Stock is callable at par after three years. Prior to the end of three years, the Senior Preferred Stock may be redeemed with the proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of at least $131 million (each a “Qualified Equity Offering”). The UST may also transfer the Senior Preferred Stock to a third party at any time.

Common Stock Warrants: The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). The UST may not exercise or transfer the Common Stock Warrants with respect to more than half of the initial shares of common stock underlying the common stock warrants prior to the earlier of (a) the date on which the Corporation receives aggregate gross proceeds of not less than $525 million from one or more Qualified Equity Offerings, and (b) December 31, 2009. The number of shares of common stock to be delivered upon settlement of the Common Stock Warrants will be reduced by 50% if the Corporation receives aggregate gross proceeds of at least $525 million from one or more Qualified Equity Offerings prior to December 31, 2009.

Upon issuance, the fair values of the Preferred Stock (discussed above) and Common Stock Warrants were computed as if the securities were issued on a stand-alone basis. The fair value of the Common Stock Warrants was estimated using a Black-Scholes option pricing model, which incorporates the following assumptions: weighted average life, risk-free interest rate, stock price volatility, and dividend yield. The weighted average expected life of the Common Stock Warrants represents the period of time that common stock warrants are expected to be outstanding (consistent with the term of the Common Stock Warrants). The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for the Common Stock Warrants: a weighted average expected life of 10 years, a risk-free interest rate of 3.14%, an expected volatility of 32.28%, and a dividend yield of 5%. Based on these assumptions, the estimated fair value of the Common Stock Warrants was $2.70 per warrant.

Subsidiary Equity: At December 31, 2009, subsidiary equity equaled $2.9 billion, of which approximately $37 million could be paid to the Parent Company in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary. See Note 18 for additional information on regulatory requirements for the Bank.

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

During 2009 and 2008, no shares were repurchased under the block authorizations. At December 31, 2009, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.

Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock; (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice; and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Years Ended December 31,
	2009	2008	2007
	($ in Thousands)

Net income (loss)	$(131,859)	$168,452	$285,752
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	113,014	(8,817)	24,607
Reclassification adjustment for net (gains) losses realized in net income	(8,774)	52,541	(8,174)
Accretion of investment securities with noncredit-related impairment losses not expected to be sold	441	—	—
Income tax expense	(37,534)	(16,559)	(5,591)

Other comprehensive income on investment securities available for sale	67,147	27,165	10,842
Defined benefit pension and postretirement obligations:
Net gain (loss)	2,239	(29,593)	6,267
Prior service cost	—	—	(396)
Amortization of prior service cost	467	472	442
Amortization of net loss	497	231	844
Income tax (expense) benefit	(1,236)	11,556	(2,863)

Other comprehensive income (loss) on pension and postretirement obligations	1,967	(17,334)	4,294
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	7,035	(16,679)	(1,606)
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivative instruments realized in net income	(309)	4,343	(366)
Income tax (expense) benefit	(2,718)	5,058	791

Other comprehensive income (loss) on cash flow hedging relationships	4,008	(7,278)	(1,181)

Total other comprehensive income	73,122	2,553	13,955

Comprehensive income (loss)	$(58,737)	$171,005	$299,707

NOTE 11	STOCK-BASED COMPENSATION:

At December 31, 2009, the Corporation had three stock-based compensation plans (discussed below). All stock awards granted under these plans have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.

The Corporation may issue common stock with restrictions to certain key employees. The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The transfer restrictions lapse over one, two, three, or five years, depending upon whether the awards are salary shares, service-based or performance-based. Service-based awards are contingent upon continued employment, and performance-based awards are based on earnings per share performance goals and continued employment.

Stock-Based Compensation Plans:

In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-Term Incentive Stock Plan (“Stock Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2009, approximately 0.9 million shares remain available for grants.

The Board of Directors approved the implementation of a broad-based stock option grant effective July 28, 1999. The only stock option grant under this was in 1999, which provided all qualifying employees with an opportunity and an incentive to buy shares of the Corporation and align their financial interest with the growth in value of the Corporation’s shares. This plan expired during 2009, and as of December 31, 2009, there are no shares available for grants.

In January 2003 (as amended subsequently, and most recently in 2009), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options or other stock awards (e.g., restricted stock awards and salary shares) to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2009, approximately 1.8 million shares remain available for grants.

Accounting for Stock-Based Compensation:

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock shares and salary shares is their fair market value on the date of grant. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income (loss).

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2009, 2008 and 2007.

	2009	2008	2007

Dividend yield	4.95%	5.12%	3.45%
Risk-free interest rate	1.87%	2.77%	4.80%
Expected volatility	36.00%	21.32%	19.28%
Weighted average expected life	6yrs	6yrs	6 yrs
Weighted average per share fair value of options	$3.60	$2.74	$5.99

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

A summary of the Corporation’s stock option activity for 2009, 2008, and 2007, is presented below.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2006	6,466,482	$25.91
Granted	1,091,645	33.72
Exercised	(974,440)	23.05
Forfeited or expired	(264,274)	32.48

Outstanding at December 31, 2007	6,319,413	$27.43	5.78	$(2,136)

Options exercisable at December 31, 2007	5,289,288	$26.22	5.14	$4,603

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,256,790	24.35
Exercised	(576,685)	18.20
Forfeited or expired	(417,816)	30.55

Outstanding at December 31, 2008	6,581,702	$27.45	5.87	$(42,922)

Options exercisable at December 31, 2008	4,770,537	$27.44	4.77	$(31,076)

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	975,548	17.05
Exercised	(945)	16.70
Forfeited or expired	(847,687)	25.73

Outstanding at December 31, 2009	6,708,618	$26.16	5.61	$(101,622)

Options exercisable at December 31, 2009	4,811,626	$27.73	4.50	$(80,445)

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2009:

	Options	Weighted Average	Remaining	Options	Weighted Average
	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

Range of Exercise Prices:
$9.26 — $15.40	64,105	$12.58	6.57	34,105	$12.53
$16.84 — $19.98	1,562,334	17.88	5.99	611,745	18.61
$20.01 — $24.89	1,955,462	23.47	5.31	1,308,212	22.77
$26.39 — $29.46	710,948	29.04	4.26	694,778	29.06
$31.17 — $34.27	2,415,769	33.20	5.99	2,162,786	33.12

TOTAL	6,708,618	$26.16	5.61	4,811,626	$27.73

The following table summarizes information about the Corporation’s nonvested stock option activity for 2009, 2008, and 2007.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2006	384,706	$6.40
Granted	1,091,645	5.99
Vested	(333,376)	6.31
Forfeited	(112,850)	6.07

Nonvested at December 31, 2007	1,030,125	$6.03

Nonvested at December 31, 2007	1,030,125	$6.03
Granted	1,256,790	2.74
Vested	(337,557)	6.06
Forfeited	(138,193)	4.66

Nonvested at December 31, 2008	1,811,165	$3.85

Nonvested at December 31, 2008	1,811,165	$3.85
Granted	975,548	3.60
Vested	(650,629)	4.07
Forfeited	(239,092)	4.26

Nonvested at December 31, 2009	1,896,992	$3.60

For the year ended December 31, 2009, the intrinsic value of stock options exercised was immaterial (less than $0.1 million), while for the years ended December 31, 2008 and 2007, the intrinsic value of stock options exercised was $3.8 million and $9.6 million, respectively. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During 2009, less than $0.1 million was received for the exercise of stock options. The total fair value of stock options that vested was $2.6 million, $2.0 million, and $2.1 million, respectively, for the years ended December 31, 2009, 2008, and 2007. The Corporation recognized compensation expense of $3.6 million, $3.0 million, and $2.2 million for 2009, 2008, and 2007, respectively, for the vesting of stock options. At December 31, 2009, the Corporation had $3.5 million of unrecognized compensation costs related to stock options that is expected to be recognized over the remaining contractual terms that extend predominantly through fourth quarter 2011.

The following table summarizes information about the Corporation’s restricted stock share activity for 2009, 2008, and 2007.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2006	127,900	$32.11
Granted	118,250	33.70
Vested	(45,716)	31.64
Forfeited	(35,594)	33.19

Outstanding at December 31, 2007	164,840	$33.14

Outstanding at December 31, 2007	164,840	$33.14
Granted	265,900	24.43
Vested	(69,074)	32.47
Forfeited	(7,339)	32.21

Outstanding at December 31, 2008	354,327	$26.75

Outstanding at December 31, 2008	354,327	$26.75
Granted	371,643	16.48
Vested	(146,320)	27.96
Forfeited	(52,519)	21.80

Outstanding at December 31, 2009	527,131	$19.67

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the requisite vesting period. Expense for restricted stock awards of approximately $4.3 million, $4.0 million, and $2.0 million was recorded for the years ended December 31, 2009, 2008, and 2007, respectively. At December 31, 2009, the Corporation had $6.2 million of unrecognized compensation costs related to restricted stock shares that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2011.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of approximately one year. The Corporation recognized compensation expense of $0.1 million during 2009.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options granting of restricted stock shares, and the granting of salary shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the CPP.

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

Associated also provides healthcare access for eligible retired employees in its Postretirement Plan (the “Postretirement Plan”). Retirees who are at least 55 years of age with 5 years of service are eligible to participate in the plan. Additionally, with the rise in healthcare costs for retirees under the age of 65, the Corporation changed its postretirement benefits to include a subsidy for those employees who are at least age 55 but less than age 65 with at least 15 years of service as of January 1, 2007. The Corporation has no plan assets attributable to the plan. The Corporation reserves the right to terminate or make changes to the plan at any time.

The funded status and amounts recognized in the 2009 and 2008 consolidated balance sheets, as measured on December 31, 2009 and 2008, respectively, for the Pension and Postretirement Plans were as follows.

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2009	2009	2008	2008

	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$109,111	$—	$135,931	$—
Actual return on plan assets	22,105	—	(27,660)	—
Employer contributions	10,000	560	10,000	378
Gross benefits paid	(7,662)	(560)	(9,160)	(378)

Fair value of plan assets at end of year	$133,554	$—	$109,111	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$105,202	$4,562	$108,006	$5,188
Service cost	8,649	—	9,362	—
Interest cost	6,261	261	6,174	271
Curtailments, Settlements, Special Termination Benefits	—	—	147	—
Actuarial (gain) loss	7,485	166	(9,327)	(520)
Gross benefits paid	(7,662)	(560)	(9,160)	(378)

Net benefit obligation at end of year	$119,935	$4,429	$105,202	$4,561

Funded status	$13,619	$(4,429)	$3,909	$(4,561)

Noncurrent assets	$13,971	$—	$4,557	$—
Current liabilities	—	(610)	—	(560)
Noncurrent liabilities	(352)	(3,819)	(648)	(4,001)

Asset (Liability) Recognized in the Consolidated Balance Sheet	$13,619	$(4,429)	$3,909	$(4,561)

Amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2009 and 2008 follow:

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2009	2009	2008	2008

		($ in Thousands)
Prior service cost	$365	$589	$400	$813
Net actuarial (gain) loss	25,460	(277)	27,294	(403)

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive income	$25,825	$312	$27,694	$410

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2009 and 2008 were as follows:

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2009	2009	2008	2008

		($ in Thousands)
Net gain (loss)	$2,420	$(181)	$(30,112)	$519
Amortization of prior service cost	72	395	77	395
Amortization of actuarial (gain) loss	551	(54)	258	(27)
Income tax (expense) benefit	(1,174)	(62)	11,911	(355)

Total Recognized in OCI	$1,869	$98	$(17,866)	$532

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2009, 2008, and 2007 were as follows:

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2009	2009	2008	2008	2007	2007

	($ in Thousands)
Service cost	$8,649	$—	$9,362	$—	$9,888	$—
Interest cost	6,262	261	6,174	271	5,698	294
Expected return on plan assets	(11,520)	—	(11,768)	—	(11,269)	—
Amortization of:
Prior service cost	72	395	77	395	47	395
Actuarial (gain) loss	551	(54)	258	(27)	844	—

Total net periodic benefit cost	$4,014	$602	$4,103	$639	$5,208	$689
Settlement charge	—	—	267	—	—	—

Total net pension cost	$4,014	$602	$4,370	$639	$5,208	$689

As of December 31, 2009, the estimated actuarial losses and prior service cost that will be amortized during 2010 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $1.6 million and $0.1 million, respectively. An estimated $0.4 million in prior service cost is expected to be amortized from accumulated other comprehensive income into net benefit cost during 2010 for the Postretirement Plan.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2009	2009	2008	2008

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.50%	5.50%	6.10%	6.10%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	6.10%	6.10%	6.00%	6.00%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Expected long-term rate of return on plan assets	8.25	N/A	8.25	N/A

The overall expected long-term rates of return on the Pension Plan assets were 8.25% as of both December 31, 2009, and 2008, respectively. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Pension Plan assets was 20.06% and (19.46%) for 2009 and 2008, respectively.

The Pension Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, and other cash equivalents 0-5%. Given current market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2009 and 2008 measurement dates, respectively, by asset category were as follows.

Asset Category	2009	2008

Equity securities	61%	52%
Debt securities	38	47
Other	1	1

Total	100%	100%

As discussed in section “Recent Accounting Pronouncements” of Note 1, the Corporation is required to disclose the estimated fair values for its Pension Plan assets. The Pension Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments as of December 31, 2009.

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		($ in Thousands)

Pension Plan Investments:
Money market account	$664	$664	$—	$—
Mutual funds	53,032	53,032	—	—
Common / collective trust funds	79,858	—	79,858	—

Total Pension Plan Investments	$133,554	$53,696	$79,858	$—

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $10 million to its Pension Plan during both 2009 and 2008. The Corporation regularly reviews the funding of its Pension Plans. At this time, the Corporation expects to make a contribution of up to $10 million in 2010.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2009, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)

Estimated future benefit payments:
2010	$18,460	$610
2011	8,602	587
2012	9,921	565
2013	10,271	500
2014	10,281	382
2015-2019	57,700	1,316

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 8% for 2009, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2012 and future years. The health care trend rate assumption for post-65 coverage is 9% for 2009, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2013 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2009		2008
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)

Effect on total of service and interest cost	$20	$(19)	$23	$(21)
Effect on postretirement benefit obligation	$366	$(338)	$377	$(348)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $7.6 million, $6.2 million, and $6.1 million in 2009, 2008, and 2007, respectively.

NOTE 13	INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2009	2008	2007

	($ in Thousands)

Current:
Federal	$(45,496)	$97,707	$120,623
State	27,083	(2,327)	3,353

Total current	(18,413)	95,380	123,976
Deferred:
Federal	(91,136)	(44,986)	7,048
State	(43,691)	3,434	2,418

Total deferred	(134,827)	(41,552)	9,466

Total income tax expense (benefit)	$(153,240)	$53,828	$133,442

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

	2009	2008
	($ in Thousands)

Gross deferred tax assets:
Allowance for loan losses	$231,553	$108,028
Allowance for other losses	10,136	2,519
Accrued liabilities	8,180	5,424
Deferred compensation	20,887	20,637
Securities valuation adjustment	17,264	23,072
Benefit of tax loss carryforwards	35,448	37,249
Nonaccrual interest	9,362	2,610
Other	3,327	4,328

Total gross deferred tax assets	336,157	203,867
Valuation allowance for deferred tax assets	(5,935)	(25,182)

	330,222	178,685
Gross deferred tax liabilities:
FHLB stock dividends	10,221	13,903
Prepaid expenses	23,646	22,621
Intangible amortization	27,137	25,932
Mortgage banking activity	13,707	6,498
Deferred loan fee income	20,784	18,105
State income taxes	21,497	16,569
Leases	6,103	4,046
Other	10,602	9,313

Total gross deferred tax liabilities	133,697	116,987

Net deferred tax assets	196,525	61,698

Tax effect of unrealized loss (gain) related to available for sale securities	(56,379)	(15,926)
Tax effect of unrealized loss related to pension and postretirement benefits	16,588	18,736

	(39,791)	2,810

Net deferred tax assets including tax effected items	$156,734	$64,508

For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be used to reduce deferred tax expense for that period. In addition, a valuation allowance has been established through purchase accounting related to acquired net operating loss carryforwards. If it is subsequently determined that all or a portion of these deferred tax assets will be realized, the tax benefit for these items will be reflected through current period income.

At December 31, 2009, the valuation allowance for deferred tax assets of $5.9 million was related to the deferred tax benefit of specific states tax loss carryforwards of $35.4 million at certain subsidiaries, while at December 31, 2008, the valuation allowance for deferred tax assets of $25.2 million was related to the deferred tax benefit of specific state tax loss carryforwards of $37.2 million and certain other state deferred tax assets of $9 million. The changes in the valuation allowance, related to a net decrease in the valuation allowance in 2009 as a result of changes in state tax laws and the expiration of tax statutes and an increase in the valuation allowance in 2008, relating to an increase in net operating losses and other state deferred tax assets for 2008, was as follows:

	2009	2008
	($ in Thousands)

Valuation allowance for deferred tax assets, beginning of year	$25,182	$12,082
Increase (decrease) in current year	(19,247)	13,100

Valuation allowance for deferred tax assets, end of year	$5,935	$25,182

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the projections for future taxable income and tax planning strategies which will create taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009 and 2008.

At December 31, 2009, the Corporation had state net operating losses of $444 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $1 million (of which, all was acquired from various acquisitions) that will expire in the years 2010 through 2023.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2009	2008	2007

Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	5.1	(7.3)	(3.9)
State income taxes (net of federal income taxes)	3.8	0.3	0.9
Bank owned life insurance	1.9	(3.1)	(1.4)
Valuation Allowance	6.8	2.3	—
Other	1.2	(3.0)	1.2

Effective income tax rate	53.8%	24.2%	31.8%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100.3 million of retained income at December 31, 2009. If income taxes had been provided, the deferred tax liability would have been approximately $40.3 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2006 tax return year and forward, while the Corporation’s various state income tax returns are generally open and subject to examination from the 1999 and later tax return years based on individual state statutes of limitation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	($ in Millions)

Balance at beginning of year	$38	$38
Changes in tax positions for prior years	(5)	—
Additions based on tax positions related to current year	—	9
Settlements	—	(8)
Statute expiration	(3)	(1)

Balance at end of year	$30	$38

At December 31, 2009 and 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $19 million and $24 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income (loss). As of December 31, 2009, the Corporation had $6 million of interest and penalties (including $1 million of interest accrued during 2009) on unrecognized tax benefits of which $3 million had an impact on the effective tax rate. As of December 31, 2008, the Corporation had $5 million of interest and penalties (including $1.8 million of interest accrued during 2008) on unrecognized tax benefits of which $2 million had an impact on the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

NOTE 14	COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 15). The following is a summary of lending-related commitments at December 31.

	2009	2008
	($ in Thousands)

Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$4,095,336	$4,885,011
Commercial letters of credit(1)	19,248	21,121
Standby letters of credit(3)	473,554	563,784
Purchase obligations(4)	145,248	—

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2009 or 2008.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 15.

(3)	The Corporation has established a liability of $3.1 million and $3.7 million at December 31, 2009 and 2008, respectively, as an estimate of the fair value of these financial instruments.

(4)	The purchase obligations include forward commitments to purchase mortgage-related investment securities issued by government agencies.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of December 31, 2009 and December 31, 2008, the Corporation had a reserve for losses on unfunded commitments totaling $14.2 million and $3.7 million, respectively, included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2009, was $39 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2008. Related to these investments, the Corporation had remaining commitments to fund of $15 million at December 31, 2009, and $21 million at December 31, 2008.

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

During 2009, Visa matters resulted in the Corporation recording a gain of $0.3 million and a corresponding receivable (included in other assets in the consolidated balance sheets) for the Corporation’s pro rata interest in the litigation escrow account established by Visa. In addition, based upon Visa’s revised liability estimate for the litigation escrow account, the Corporation recorded a $0.5 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At December 31, 2009, the remaining reserve for unfavorable litigation losses related to Visa was $1.8 million.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2009, and December 31, 2008, there were approximately $106 million and $77 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2009 and December 31, 2008, there were $0.9 billion and $1.3 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

At December 31, 2009 and December 31, 2008, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.2 million and $0.3 million related to these credit guarantee contracts at December 31, 2009 and December 30, 2008, respectively, recorded in other liabilities on the consolidated balance sheets.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation has entered into reinsurance treaties with certain PMI carriers which provide, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2009, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation no longer provides reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $2.4 million and $0.4 million at December 31, 2009 or December 31, 2008, respectively.

NOTE 15	DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate swaps, interest rate caps, interest rate collars, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate swap agreements generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value changes exceed certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $87 million of investment securities and cash equivalents as collateral at December 31, 2009, and pledged $71 million of investment securities and cash equivalents as collateral at December 31, 2008.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 17, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

	Notional		Balance Sheet	Weighted Average
December 31, 2009	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

			($ in Thousands)

Interest rate swap — short-term borrowings	$200,000	$(7,588)	Other liabilities	0.12%	3.15%	26 months

December 31, 2008
Interest rate swap — FHLB advance	$200,000	$(3,174)	Other liabilities	1.38%	4.42%	6 months
Interest rate swap — short-term borrowings	200,000	(11,449)	Other liabilities	0.15%	3.15%	38 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

	After Tax				Gross
	Amount of	Category of	Amount of	Category of	Amount of
	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)
	Recognized in	Reclassified	Reclassified	Recognized in	Recognized
	OCI on	from AOCI into	from AOCI into	Income on	in Income on
	Derivatives	Income	Income	Derivatives	Derivatives
	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
	Portion)	Portion)	Portion)	Portion)	Portion)

($ in Thousands)

Year Ended December 31, 2009		Interest Expense		Interest Expense
Interest rate swap — short-term borrowings	$4,008	Short-term borrowings	$—	Short-term borrowings	$309
Year Ended December 31, 2008		Interest Expense		Interest Expense
Interest rate swap — short-term borrowings	$(6,557)	Short-term borrowings	$—	Short-term borrowings	$(315)
Interest rate swap — FHLB advance	$(721)	Long-term funding	$—	Long-term funding	$—

Cash flow hedges

The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance, which matured in June 2009. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of $0.3 million for full year 2009 (which decreased interest expense) and $0.3 million for full year 2008 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At December 31, 2009, accumulated other comprehensive income included a deferred after-tax net loss of $4.5 million related to these derivatives, compared to a deferred after-tax net loss of $8.5 million at December 31, 2008. The net after-tax derivative loss included in accumulated other comprehensive income at December 31, 2009, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2011.

Free Standing Derivatives

The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate swaps, interest rate caps, interest rate collars, and interest rate corridors. The net impact for 2009 was a $1.1 million net loss, compared to a net loss of $1.5 million for 2008.

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

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity

	($ in Thousands)

December 31, 2009
Interest rate swaps — customer and mirror	$1,014,078	$46,716	Other assets	2.07%	2.07%	45 months
Interest rate caps — customer and mirror	66,304	562	Other assets	—	—	39 months
Interest rate collars — customer and mirror	25,840	2,064	Other assets	—	—	29 months
Interest rate corridors — customer and mirror	20,000	103	Other assets	—	—	30 months
Interest rate swaps — customer and mirror	1,014,078	(49,313)	Other liabilities	2.07%	2.07%	45 months
Interest rate caps — customer and mirror	66,304	(509)	Other liabilities	—	—	39 months
Interest rate collars — customer and mirror	25,840	(2,128)	Other liabilities	—	—	29 months
Interest rate corridors — customer and mirror	20,000	(97)	Other liabilities	—	—	30 months
Interest rate lock commitments (mortgage)	336,485	4,512	Other assets	—	—	—
Forward commitments (mortgage)	245,948	(1,371)	Other liabilities	—	—	—
Foreign currency exchange forwards	32,271	1,221	Other assets	—	—	—
Foreign currency exchange forwards	22,331	(671)	Other liabilities	—	—	—

December 31, 2008
Interest rate swaps — customer and mirror	$893,631	$72,769	Other assets	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	4	Other assets	—	—	15 months
Interest rate collars — customer and mirror	26,796	2,803	Other assets	—	—	42 months
Interest rate swaps — customer and mirror	893,631	(74,173)	Other liabilities	3.02%	3.02%	55 months
Interest rate caps — customer and mirror	46,362	(4)	Other liabilities	—	—	15 months
Interest rate collars — customer and mirror	26,796	(2,897)	Other liabilities	—	—	42 months
Interest rate lock commitments (mortgage)	508,274	6,630	Other assets	—	—	—
Forward commitments (mortgage)	530,537	(2,500)	Other liabilities	—	—	—
Foreign currency exchange forwards	26,843	1,420	Other assets	—	—	—
Foreign currency exchange forwards	34,619	(1,271)	Other liabilities	—	—	—

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income

	($ in Thousands)

Year ended December 31, 2009
Interest rate swaps—customer and mirror, net	Capital market fees, net	$(1,193)
Interest rate caps—customer and mirror, net	Capital market fees, net	53
Interest rate collars—customer and mirror, net	Capital market fees, net	30
Interest rate corridors—customer and mirror, net	Capital market fees, net	6
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,118)
Forward commitments (mortgage)	Mortgage banking, net	1,129
Foreign exchange forwards	Capital market fees, net	1,278

Year ended December 31, 2008
Interest rate swaps—customer and mirror, net	Capital market fees, net	$(1,404)
Interest rate caps—customer and mirror, net	Capital market fees, net	—
Interest rate collars—customer and mirror, net	Capital market fees, net	(94)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,023)
Forward commitments (mortgage)	Mortgage banking, net	7,220
Foreign exchange forwards	Capital market fees, net	438

Mortgage derivatives

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at December 31, 2009, was a net gain of $3.1 million, comprised of the net gain of $4.5 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $336 million and the net loss of $1.4 million on forward commitments to sell residential mortgage loans to various investors of approximately $246 million. The fair value of the mortgage derivatives at December 31, 2008, was a net gain of $4.1 million, comprised of the net gain of $6.6 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $508 million and the net loss of $2.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $531 million.

Foreign currency derivatives

The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At December 31, 2009, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $25 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $25 million), which on a combined basis had a fair value of $0.5 million net gain. At December 31, 2008, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $27 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $27 million), which on a combined basis had a fair value of $0.1 million net gain.

NOTE 16	PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

BALANCE SHEETS

	2009	2008

	($ in Thousands)

ASSETS
Cash and due from banks	$4,021	$194
Notes receivable from subsidiaries	206,727	618,742
Investment in subsidiaries	2,877,243	2,622,275
Other assets	140,002	133,376

Total assets	$3,227,993	$3,374,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term funding	$441,316	$441,349
Accrued expenses and other liabilities	48,069	56,735

Total liabilities	489,385	498,084
Stockholders’ equity	2,738,608	2,876,503

Total liabilities and stockholders’ equity	$3,227,993	$3,374,587

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,

	2009	2008	2007

		($ in Thousands)

INCOME
Dividends from subsidiaries	$9,900	$133,000	$273,000
Management and service fees from subsidiaries	44,596	69,468	64,212
Interest income on notes receivable	9,543	7,050	17,830
Other income	1,429	2,395	2,287

Total income	65,468	211,913	357,329

EXPENSE
Interest expense on borrowed funds	31,289	32,121	34,099
Provision for loan losses	(230)	—	—
Personnel expense	29,359	42,595	36,623
Other expense	16,416	27,557	25,563

Total expense	76,834	102,273	96,285

Income (loss) before income tax benefit and equity in
undistributed income (loss)	(11,366)	109,640	261,044
Income tax benefit	(4,319)	(5,815)	(4,955)

Income (loss) before equity in undistributed net income of subsidiaries	(7,047)	115,455	265,999
Equity in undistributed net income (loss) of subsidiaries	(124,812)	52,997	19,753

Net income (loss)	(131,859)	168,452	285,752
Preferred stock dividends and discount accretion	29,348	3,250	—

Net income (loss) available to common equity	$(161,207)	$165,202	$285,752

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2009	2008	2007

	($ in Thousands)

OPERATING ACTIVITIES
Net income (loss)	$(131,859)	$168,452	$285,752
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	124,812	(52,997)	(19,753)
Depreciation and amortization	300	357	371
Loss on sales of investment securities, net	477	1,429	809
Increase in interest receivable and other assets	(6,164)	(3,393)	(12,181)
Increase (decrease) in interest payable and other liabilities	(3,471)	11,665	(814)
Excess tax benefit from stock-based compensation	—	(919)	(1,879)
Capital contributed to subsidiaries	(100,000)	—	(95)

Net cash provided by (used in) operating activities	(115,905)	124,594	252,210

INVESTING ACTIVITIES
Proceeds from sales of investment securities	—	254	168
Purchase of investment securities	—	—	(2,693)
Net cash paid in acquisition of subsidiary’s stock	(200,000)	—	(46,475)
Net (increase) decrease in notes receivable	411,517	(486,309)	151,661
Purchase of other assets, net of disposals	(4,667)	(4,281)	(6,977)

Net cash provided by (used in) investing activities	206,850	(490,336)	95,684

FINANCING ACTIVITIES
Net decrease in short-term borrowings	—	(35,000)	(80,000)
Net increase in long-term funding	—	25,821	—
Proceeds from issuance of preferred stock and common stock warrants	—	525,000	—
Cash dividends	(86,600)	(162,347)	(155,809)
Proceeds from exercise of stock options	81	9,354	21,672
Purchase of common stock	(599)	—	(133,860)
Excess tax benefit from stock-based compensation	—	919	1,879

Net cash provided by (used in) financing activities	(87,118)	363,747	(346,118)

Net increase (decrease) in cash and cash equivalents	3,827	(1,995)	1,776
Cash and cash equivalents at beginning of year	194	2,189	413

Cash and cash equivalents at end of year	$4,021	$194	$2,189

NOTE 17	FAIR VALUE MEASUREMENTS:

Fair Value Measurements:

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

Derivative financial instruments: The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, collars, and corridors to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, collars, and corridors) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 15, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.

The discounted cash flow analysis component in the fair value measurements reflects the contractual terms of the derivative financial instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. More specifically, the fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments), with the variable cash payments (or receipts) based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Likewise, the fair values of interest rate options (i.e., interest rate caps, collars, and corridors) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (or rise above) the strike rate of the floors (or caps), with the variable interest rates used in the calculation of projected receipts on the floor (or cap) based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2009, and December 31, 2008, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Mortgage derivatives: Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 15, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s mortgage derivatives.

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

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of December 31, 2009, and December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using

	December 31, 2009	Level 1	Level 2	Level 3

		($ in Thousands)

Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,875	$3,875	$—	$—
Federal agency securities	43,407	43,407	—	—
Obligations of state and political subdivisions	885,165	—	885,165	—
Residential mortgage-related securities	4,882,519	—	4,882,519	—
Other securities (debt and equity)	20,567	13,613	6,954	—

Total Investment securities available for sale	$5,835,533	$60,895	$5,774,638	$—
Derivatives (other assets)	55,178	—	50,666	4,512
Liabilities:
Derivatives (other liabilities)	$61,677	—	$60,306	$1,371

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3

	($ in Thousands)

Assets:
Investment securities available for sale:
U.S. Treasury securities	$4,966	$4,966	$—	$—
Federal agency securities	77,010	77,010	—	—
Obligations of state and political subdivisions	925,603	—	925,603	—
Residential mortgage-related securities	4,077,431	—	4,077,431	—
Other securities (debt and equity)	58,404	31,710	26,694	—

Total Investment securities available for sale	$5,143,414	$113,686	$5,029,728	$—
Derivatives (other assets)	83,626	—	76,996	6,630
Liabilities:
Derivatives (other liabilities)	$95,468	$—	$92,968	$2,500

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2009 and 2008, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	Available for Sale	Derivatives
	($ in Thousands)

Balance December 31, 2007	$—	$(1,067)
Total net gains included in income:
Mortgage derivative gain	—	5,197

Balance December 31, 2008	$—	$4,130
Net transfer in	2,000
Total net losses included in income:
Net impairment losses on investment securities	(2,000)	—
Mortgage derivative loss	—	(989)

Balance December 31, 2009	$—	$3,141

In valuing the $2.0 million investment security available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation reviewed the underlying collateral and other relevant data in developing the assumptions for this investment security, and $2.0 million credit-related other-than-temporary impairment was recognized for the year ended December 31, 2009, respectively.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3

	($ in Thousands)

Assets:
Loans held for sale	$81,238	$—	$81,238	$—
Loans(1)	605,341	—	605,341	—
Mortgage servicing rights	63,753	—	—	63,753

		Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3

	($ in Thousands)

Assets:
Loans held for sale	$87,084	$—	$87,084	$—
Loans(1)	133,627	—	133,627	—
Mortgage servicing rights	45,568	—	—	45,568

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During 2009, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition, is estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $74 million for the year ended December 31, 2009. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned of $14 million to noninterest expense for the year ended December 31, 2009.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at December 31 were as follows:

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	($ in Thousands)

Financial assets:
Cash and due from banks	$770,816	$770,816	$533,338	$533,338
Interest-bearing deposits in other financial institutions	26,091	26,091	12,649	12,649
Federal funds sold and securities purchased under agreements to resell	23,785	23,785	24,741	24,741
Accrued interest receivable	87,447	87,447	98,335	98,335
Interest rate swap, cap, and collar agreements(1)	49,445	49,445	75,576	75,576
Foreign currency exchange forwards	1,221	1,221	1,420	1,420
Investment securities available for sale	5,835,533	5,835,533	5,143,414	5,143,414
Federal Home Loan Bank and Federal Reserve Bank stocks	181,316	181,316	206,003	206,003
Loans held for sale	81,238	81,238	87,084	87,161
Loans, net	13,555,092	12,167,223	16,018,530	15,527,838
Bank owned life insurance	520,751	520,751	510,663	510,663
Financial liabilities:
Deposits	16,728,613	16,728,613	15,154,796	15,154,796
Accrued interest payable	21,214	21,214	31,947	31,947
Short-term borrowings	1,226,853	1,226,853	3,703,936	3,703,936
Long-term funding	1,953,998	2,028,042	1,861,647	1,981,566
Interest rate swap, cap, and collar agreements(1)	59,635	59,635	91,697	91,697
Foreign currency exchange forwards	671	671	1,271	1,271
Standby letters of credit(2)	3,096	3,096	3,672	3,672
Interest rate lock commitments to originate residential mortgage loans held for sale	4,512	4,512	6,630	6,630
Forward commitments to sell residential mortgage loans	(1,371)	(1,371)	(2,500)	(2,500)

(1)	At December 31, 2009 and 2008, the notional amount of cash flow hedge interest rate swap agreements was $200 million and $400 million, respectively. See Note 15 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.5 and $0.6 billion at December 31, 2009 and 2008, respectively. See Note 14 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities available for sale—The fair value of investment securities available for sale is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

Federal Home Loan Bank and Federal Reserve Bank stocks—The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).

Loans held for sale—Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

Loans, net—The fair value estimation process for the loan portfolio at December 31, 2009, uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place, while the fair value estimation process for the loan portfolio at December 31, 2008, uses a historical or replacement cost basis concept (i.e., an entrance price concept). Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial, and agricultural, real estate construction, commercial real estate, lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. In addition, at December 31, 2009, the fair value analysis included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

Bank owned life insurance—The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.

Deposits—The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. However, if the estimated fair value of certificates of deposit is less than the carrying value, the carrying value is reported as the fair value of the certificates of deposit.

Accrued interest payable and short-term borrowings—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Long-term funding—Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing borrowings.

Interest rate swap, cap, collar, and corridor agreements—The fair value of interest rate swap, cap, collar, and corridor agreements is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Foreign currency exchange forwards—The fair value of the Corporation’s foreign exchange forwards is determined using quoted prices of foreign exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate.

Standby letters of credit—The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Interest rate lock commitments to originate residential mortgage loans held for sale—The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups.

Forward commitments to sell residential mortgage loans—The Corporation relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

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

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $7 million at December 31, 2009.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2009 and 2008, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2009 or 2008.

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

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes(3)		Action Provisions:(2)
($ In Thousands)	Amount	Ratio(1)	Amount	Ratio(1)	Amount	Ratio(1)

As of December 31, 2009:
Associated Banc-Corp
Total Capital	$2,180,959	14.24%	$1,225,539	≥8.00%
Tier 1 Capital	1,918,238	12.52	612,770	≥4.00%
Leverage	1,918,238	8.76	875,906	≥4.00%
Associated Bank, N.A.
Total Capital	$1,972,224	13.16%	$1,199,305	≥8.00%	$1,499,131	≥10.00%
Tier 1 Capital	1,779,593	11.87	599,652	≥4.00%	899,478	≥ 6.00%
Leverage	1,779,593	8.26	861,389	≥4.00%	1,076,736	≥ 5.00%
As of December 31, 2008:
Associated Banc-Corp
Total Capital	$2,446,597	13.76%	$1,422,715	≥8.00%
Tier 1 Capital	2,117,680	11.91	711,358	≥4.00%
Leverage	2,117,680	9.75	869,139	≥4.00%
Associated Bank, N.A.
Total Capital	$1,794,979	10.32	$1,391,227	≥8.00%	$1,739,033	≥10.00%
Tier 1 Capital	1,576,864	9.07	695,613	≥4.00%	1,043,420	≥ 6.00%
Leverage	1,576,864	7.31	862,936	≥4.00%	1,078,670	≥ 5.00%

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

(3)
— The Bank has agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio)—8% and total capital to risk-weighted assets (total capital ratio)—12%.

NOTE 19	EARNINGS PER COMMON SHARE:

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

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income (loss)	$(131,859)	$168,452	$285,752
Preferred stock dividends and discount accretion	(29,348)	(3,250)	—

Net income (loss) available to common equity	$(161,207)	$165,202	$285,752

Common shareholder dividends	(60,102)	(161,913)	(155,566)
Unvested share-based payment awards	(248)	(434)	(243)

Undistributed earnings	$(221,557)	$2,855	$129,943

Basic
Distributed earnings to common shareholders	$60,102	$161,913	$155,566
Undistributed earnings to common shareholders	(221,557)	2,847	129,747

Total common shareholders earnings, basic	$(161,455)	$164,760	$285,313

Diluted
Distributed earnings to common shareholders	$60,102	$161,913	$155,566
Undistributed earnings to common shareholders	(221,557)	2,847	129,747

Total common shareholders earnings, diluted	$(161,455)	$164,760	$285,313

Weighted average common shares outstanding	127,858	127,501	127,408
Effect of dilutive stock awards and unsettled share repurchases	—	274	966

Diluted weighted average common shares outstanding	127,858	127,775	128,374
Basic earnings (loss) per common share	$(1.26)	$1.29	$2.24

Diluted earnings (loss) per common share	$(1.26)	$1.29	$2.22

As a result of the Corporation’s reported net loss for the year ended December 31, 2009, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share. Options to purchase approximately 5 million and 3 million shares were outstanding at December 31, 2008 and December 31, 2007, respectively, but excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.

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

During 2009, changes in the organizational structure of the Corporation led to revised allocation methodologies for noninterest expense. Prior period expense amounts have been reclassified to conform to the current period presentation. Selected segment information is presented below.

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)

2009
Net interest income	$725,164	$841	$—	$726,005
Provision for loan losses	750,645	—	—	750,645
Noninterest income	277,876	96,944	(4,240)	370,580
Depreciation and amortization	54,468	1,317	—	55,785
Other noninterest expense	499,423	80,071	(4,240)	575,254
Income tax expense (benefit)	(159,799)	6,559	—	(153,240)

Net income (loss)	$(141,697)	$9,838	$—	$(131,859)

Percent of consolidated net income (loss)	N/M	N/M	N/M	N/M
Total assets	$22,817,934	$125,687	$(69,479)	$22,874,142

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$1,003,040	$97,785	$(4,240)	$1,096,585
Percent of consolidated total revenues	91%	9%	—%	100%
2008
Net interest income	$695,370	$778	$—	$696,148
Provision for loan losses	202,058	—	—	202,058
Noninterest income	200,515	105,043	(3,851)	301,707
Depreciation and amortization	49,799	1,468	—	51,267
Other noninterest expense	445,809	80,292	(3,851)	522,250
Income tax expense	44,204	9,624	—	53,828

Net income	$154,015	$14,437	$—	$168,452

Percent of consolidated net income	91%	9%	—%	100%
Total assets	$24,133,439	$115,690	$(57,062)	$24,192,067

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$895,885	$105,821	$(3,851)	$997,855
Percent of consolidated total revenues	90%	10%	—%	100%
2007
Net interest income	$643,306	$507	$—	$643,813
Provision for loan losses	34,509	—	—	34,509
Noninterest income	259,259	107,473	(3,884)	362,848
Depreciation and amortization	48,314	1,695	—	50,009
Other noninterest expense	426,189	80,644	(3,884)	502,949
Income tax expense	123,186	10,256	—	133,442

Net income	$270,367	$15,385	$—	$285,752

Percent of consolidated net income	95%	5%	—%	100%
Total assets	$21,527,456	$110,105	$(45,478)	$21,592,083

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$902,565	$107,980	$(3,884)	$1,006,661
Percent of consolidated total revenues	90%	10%	—%	100%

N/M = Not meaningful.

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 16, 2010

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

As of December 31, 2009, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2009, was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, is included under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited Associated Banc-Corp’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 16, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
February 16, 2010

ITEM 9B.	OTHER INFORMATION

During November 2009, David A. Baumgarten, Executive Vice President, Regional Banking, announced his intention to retire during 2010 from the Corporation and began transitioning his executive officer responsibilities to other senior executives.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, regarding shares outstanding and available for issuance under the Corporation’s existing equity compensation plans. Additional information regarding stock-based compensation is presented in Note 11, “Stock-Based Compensation,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved
by security holders	6,708,618	$26.16	2,735,647
Equity compensation plans not
approved by security holders	—	—	—

Total	6,708,618	$26.16	2,735,647

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Related Person Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2010 Annual meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets—December 31, 2009 and 2008

Consolidated Statements of Income (Loss)—For the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Stockholders’ Equity—For the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006
(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (TARP Capital Purchase Program Fixed Rate Cumulative Perpetual Preferred Stock, Series A)	Exhibit (3.1) to Report on Form 8-K filed on November 21, 2008
(3)(c)	Amended and Restated Bylaws	Exhibit (3.1) to Report on Form 8-K filed on April 24, 2008
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
(4)(b)	Warrant for Purchase of Common Stock, issue date November 21, 2008 (TARP Capital Purchase Program)	Exhibit (4.1) to Report on Form 8-K filed on November 21, 2008
*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009
*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009
*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009
*(10)(d)	Form of Incentive Stock Option Agreement Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(d) to Report on Form 10-K filed on February 26, 2009
*(10)(e)	Form of Non Qualified Stock Option Agreement Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(e) to Report on Form 10-K filed on February 26, 2009
*(10)(f)	Form of Restricted Stock Agreement—Performance Based Restricted Shares Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(f) to Report on Form 10-K filed on February 26, 2009

Exhibit Number	Description

*(10)(g)	Form of Restricted Stock Agreement—Service Based Restricted Shares Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(g) to Report on Form 10-K filed on February 26, 2009
*(10)(h)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009
*(10)(i)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009
*(10)(j)	Associated Banc-Corp Cash Incentive Compensation Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(j) to Report on Form 10-K filed on February 26, 2009
*(10)(k)	Associated Banc-Corp Supplemental Executive Retirement Plan, Restated Effective January 1, 2008	Exhibit (10)(k) to Report on Form 10-K filed on February 26, 2009
*(10)(l)	Change of Control Plan of the Corporation, Restated Effective January 1, 2008	Exhibit (10)(l) to Report on Form 10-K filed on February 26, 2009
(10)(m)	Letter Agreement, dated November 21, 2008, between Associated Banc-Corp and the United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant to purchase Common Stock (TARP Capital Purchase Program)	Exhibit (10.1) to Report on Form 8-K filed on November 21, 2008
*(10)(n)	Form of Senior Executive Officer Compensation Waiver (TARP Capital Purchase Program)	Exhibit (10.2) to Report on Form 8-K filed on November 21, 2008
*(10)(o)	Form of TARP Capital Purchase Program Compliance, Amendment and Consent Agreement (including Clawback Policy)	Exhibit (10.3) to Report on Form 8-K filed on November 21, 2008
*(10)(p)	Separation and General Release Agreement, dated as of May 15, 2009, by and between Associated Banc-Corp and Lisa B. Binder	Exhibit (99.1) to Report on Form 8-K filed on May 15, 2009
*(10)(q)	Employment Agreement, dated November 16, 2009, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit (99.1) to Report on Form 8-K filed on November 16, 2009
*(10)(r)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009
*(10)(s)	Form of Restricted Stock Unit Grant Agreement	Exhibit (99.3) to Report on Form 8-K filed on November 16, 2009
*(10)(t)	Letter Agreement, dated November 25, 2009, by and between Associated Banc-Corp and Paul S. Beideman	Exhibit (99.1) to Report on Form 8-K filed on November 27, 2009
*(10)(u)	Form of Restricted Stock Grant Agreement	Exhibit (99.1) to Report on Form 8-K filed on January 29, 2010
(11)	Statement Re Computation of Per Share Earnings	See Note 19 in Part II Item 8
(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

Exhibit Number	Description

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(24)	Powers of Attorney	Filed herewith
(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith
(32)	Certification by the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith
(99.1)	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith
(99.2)	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith

*	Management contracts and arrangements.

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

ASSOCIATED BANC-CORP

Date: February 16, 2010	By: /s/ PHILIP B. FLYNN Philip B. Flynn President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip B. Flynn Philip B. Flynn President and Chief Executive Officer and Director	/s/ Eileen A. Kamerick * Eileen A. Kamerick Director

/s/ Joseph B. Selner Joseph B. Selner Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	/s/ Richard T. Lommen * Richard T. Lommen Director

/s/ Karen T. Beckwith * Karen T. Beckwith Director	/s/ John C. Meng * John C. Meng Director

/s/ Ruth M. Crowley * Ruth M. Crowley Director	/s/ J. Douglas Quick * J. Douglas Quick Director

/s/ Ronald R. Harder * Ronald R. Harder Director	/s/ Carlos E. Santiago * Carlos E. Santiago Director

/s/ William R. Hutchinson * William R. Hutchinson Chairman	/s/ John C. Seramur * John C. Seramur Director

*By: /s/ Brian R. Bodager Brian R. Bodager Attorney-in-Fact Pursuant to Powers of Attorney filed as Exhibit 24

Date: February 16, 2010