Form 10-Q
period 2010-03-31
ASSOCIATED BANC-CORP
filed 2010-05-07
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2010, was 172,918,246.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$284,882	$770,816
Interest-bearing deposits in other financial institutions	1,998,528	26,091
Federal funds sold and securities purchased under agreements to resell	19,220	23,785
Investment securities available for sale, at fair value	5,267,372	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	184,811	181,316
Loans held for sale	274,003	81,238
Loans	13,299,321	14,128,625
Allowance for loan losses	(575,573)	(573,533)

Loans, net	12,723,748	13,555,092
Premises and equipment, net	183,401	186,564
Goodwill	929,168	929,168
Other intangible assets, net	91,991	92,807
Other assets	1,150,512	1,191,732

Total assets	$23,107,636	$22,874,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,023,247	$3,274,973
Interest-bearing deposits, excluding brokered certificates of deposit	13,731,421	13,311,672
Brokered certificates of deposit	742,119	141,968

Total deposits	17,496,787	16,728,613
Short-term borrowings	575,564	1,226,853
Long-term funding	1,643,979	1,953,998
Accrued expenses and other liabilities	210,797	226,070

Total liabilities	19,927,127	20,135,534

Stockholders’ equity
Preferred equity	511,910	511,107
Common stock	1,737	1,284
Surplus	1,564,536	1,082,335
Retained earnings	1,044,501	1,081,156
Accumulated other comprehensive income	59,744	63,432
Treasury stock, at cost	(1,919)	(706)

Total stockholders’ equity	3,180,509	2,738,608

Total liabilities and stockholders’ equity	$23,107,636	$22,874,142

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	173,745,850	128,428,814
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	124,327	25,251
See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$159,291	$202,025
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	47,918	50,903
Tax exempt	8,709	9,494
Interest on federal funds sold and securities purchased under agreements to resell	22	63

Total interest income	215,940	262,485
INTEREST EXPENSE
Interest on deposits	28,745	46,599
Interest on short-term borrowings	2,026	5,154
Interest on long-term funding	15,947	21,454

Total interest expense	46,718	73,207

NET INTEREST INCOME	169,222	189,278
Provision for loan losses	165,345	105,424

Net interest income after provision for loan losses	3,877	83,854
NONINTEREST INCOME
Trust service fees	9,356	8,477
Service charges on deposit accounts	26,059	27,205
Card-based and other nondeposit fees	10,820	10,174
Retail commission income	15,817	15,512
Mortgage banking, net	5,407	4,267
Capital market fees, net	130	2,626
Bank owned life insurance income	3,256	5,772
Asset sale losses, net	(1,641)	(1,107)
Investment securities gains (losses), net:
Realized gains, net	23,581	10,946
Other-than-temporary impairments	—	(350)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—

Total investment securities gains, net	23,581	10,596
Other	5,253	5,455

Total noninterest income	98,038	88,977
NONINTEREST EXPENSE
Personnel expense	79,355	77,098
Occupancy	13,175	12,881
Equipment	4,385	4,589
Data processing	7,299	7,597
Business development and advertising	4,445	4,737
Other intangible asset amortization expense	1,253	1,386
Legal and professional fees	2,795	4,241
Foreclosure/OREO expense	7,729	5,013
FDIC expense	11,829	5,775
Other	19,594	17,947

Total noninterest expense	151,859	141,264

Income (loss) before income taxes	(49,944)	31,567
Income tax benefit	(23,555)	(11,158)

Net income (loss)	$(26,389)	$42,725
Preferred stock dividends and discount accretion	7,365	7,321

Net income (loss) available to common equity	$(33,754)	$35,404

Earnings (loss) per common share:
Basic	$(0.20)	$0.28
Diluted	$(0.20)	$0.28
Average common shares outstanding:
Basic	165,842	127,839
Diluted	165,842	127,845
See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
				($ in Thousands, except per share data)
Balance, December 31, 2008	$508,008	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503
Comprehensive income:
Net income	—	—	—	42,725	—	—	42,725
Other comprehensive income	—	—	—	—	23,876	—	23,876

Comprehensive income							66,601

Common stock issued:
Stock-based compensation plans, net	—	3	71	(569)	—	511	16
Purchase of treasury stock	—	—	—	—	—	(608)	(608)
Cash dividends:
Common stock, $0.32 per share	—	—	—	(41,089)	—	—	(41,089)
Preferred stock	—	—	—	(6,563)	—	—	(6,563)
Accretion of preferred stock discount	758	—	—	(758)	—	—	—
Stock-based compensation, net	—	—	2,308	—	—	—	2,308
Tax benefit of stock options	—	—	1	—	—	—	1

Balance, March 31, 2009	$508,766	$1,284	$1,075,598	$1,287,687	$23,931	$(97)	$2,897,169

Balance, December 31, 2009	$511,107	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608
Comprehensive loss:
Net loss	—	—	—	(26,389)	—	—	(26,389)
Other comprehensive loss	—	—	—	—	(3,688)	—	(3,688)

Comprehensive loss							(30,077)

Common stock issued:
Issuance of common stock	—	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	5	2,015	(1,165)	—	(412)	443
Purchase of treasury stock	—	—	—	—	—	(801)	(801)
Cash dividends:
Common stock, $0.01 per share	—	—	—	(1,736)	—	—	(1,736)
Preferred stock	—	—	—	(6,562)	—	—	(6,562)
Accretion of preferred stock discount	803	—	—	(803)	—	—	—
Stock-based compensation, net	—	—	2,276	—	—	—	2,276

Balance, March 31, 2010	$511,910	$1,737	$1,564,536	$1,044,501	$59,744	$(1,919)	$3,180,509

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,389)	$42,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	165,345	105,424
Depreciation and amortization	7,549	7,725
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(902)	12,300
Amortization of mortgage servicing rights	5,523	3,990
Amortization of other intangible assets	1,253	1,386
Amortization and accretion on earning assets, funding, and other, net	15,837	10,141
Tax benefit from exercise of stock options	—	1
Gain on sales of investment securities, net and impairment write-downs	(23,581)	(10,596)
Loss on sales of assets, net	1,641	1,107
Gain on mortgage banking activities, net	(6,312)	(15,008)
Mortgage loans originated and acquired for sale	(454,746)	(1,079,732)
Proceeds from sales of mortgage loans held for sale	419,517	813,580
(Increase) decrease in interest receivable	3,523	(3,294)
Decrease in interest payable	(4,529)	(6,324)
Net change in other assets and other liabilities	16,464	288,204

Net cash provided by operating activities	120,193	171,629

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase (decrease) in loans	484,753	(294,767)
Purchases of:
Investment securities	(537,431)	(1,480,589)
Premises, equipment, and software, net of disposals	(3,071)	(3,439)
Other assets	(1,491)	(3,339)
Proceeds from:
Sales of investment securities	561,857	266,000
Calls and maturities of investment securities	556,318	778,546
Sales of other assets	24,235	3,668

Net cash provided by (used in) investing activities	1,085,170	(733,920)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	768,174	718,393
Net decrease in short-term borrowings	(651,289)	(338,806)
Repayment of long-term funding	(410,012)	(200,030)
Proceeds from issuance of long-term funding	100,000	300,000
Proceeds from issuance of common stock	478,358	—
Cash dividends on common stock	(1,736)	(41,089)
Cash dividends on preferred stock	(6,562)	(6,563)
Proceeds from exercise of stock options, net	443	16
Purchase of treasury stock	(801)	(608)

Net cash provided by financing activities	276,575	431,313

Net increase (decrease) in cash and cash equivalents	1,481,938	(130,978)
Cash and cash equivalents at beginning of period	820,692	570,728

Cash and cash equivalents at end of period	$2,302,630	$439,750

Supplemental disclosures of cash flow information:
Cash paid for interest	$53,638	$79,531
Cash (received) paid for income taxes	(50,000)	8,913
Loans and bank premises transferred to other real estate owned	7,623	11,812
Transfers of loans to held for sale	156,282	—
Capitalized mortgage servicing rights	5,058	10,476

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2009 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, derivative financial instruments and hedging activities, and income taxes. Management has evaluated subsequent events for potential recognition or disclosure.
NOTE 2: Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation.
NOTE 3: New Accounting Pronouncements Adopted
In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this accounting standard requires companies to disclose the date through which they have evaluated subsequent events and the basis for that date, as to whether it represents the date the financial statements were issued or were available to be issued. It also provides guidance regarding circumstances under which companies should and should not recognize events or transactions occurring after the balance sheet date in their financial statements. This accounting standard also includes disclosure requirements for certain events and transactions that occurred after the balance sheet date, which were not recognized in the financial statements. This accounting standard is effective for interim and annual periods ending after June 15, 2009. The Corporation adopted this accounting standard in the second quarter of 2009. In February 2010, the FASB amended this standard by requiring companies who file financial statements with the Securities and Exchange Commission (“SEC”) to evaluate subsequent events through the date the financial statements are issued, and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. The amendment to this standard also provides further definitions of terms, and became effective immediately upon its issuance in February 2010. The adoption of this accounting standard, which was subsequently codified into ASC Topic 855, “Subsequent Events,” had no material impact on the Corporation’s results of operations, financial position, and liquidity.
In June 2009, the FASB issued an accounting standard which requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard was effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation adopted this accounting standard at the beginning of 2010, with no material impact on its results of operations, financial position, and liquidity.
In June 2009, the FASB issued an accounting standard which amends current generally accepted accounting principles related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard was effective as of the beginning of the first annual reporting period beginning after November 15, 2009. The Corporation adopted this accounting standard at the beginning of 2010, with no material impact on its results of operations, financial position, and liquidity.
In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard will be effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The Corporation adopted the accounting standard, except for the detailed Level 3 disclosures, at the beginning of 2010, with no material impact on its results of operations, financial position, and liquidity.

NOTE 4: Earnings Per Common Share
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

	For the three months ended March 31,
	2010	2009
	(In Thousands, except per share data)
Net income (loss)	$(26,389)	$42,725
Preferred stock dividends and discount accretion	(7,365)	(7,321)

Net income (loss) available to common equity	(33,754)	35,404

Common shareholder dividends	(1,729)	(40,920)
Unvested share-based payment awards	(7)	(169)

Undistributed earnings	$(35,490)	$(5,685)

Basic
Distributed earnings to common shareholders	$1,729	$40,920
Undistributed earnings to common shareholders	(35,490)	(5,685)

Total common shareholders earnings, basic	$(33,761)	$35,235

Diluted
Distributed earnings to common shareholders	$1,729	$40,920
Undistributed earnings to common shareholders	(35,490)	(5,685)

Total common shareholders earnings, diluted	$(33,761)	$35,235

Weighted average common shares outstanding	165,842	127,839
Effect of dilutive stock awards and unsettled share repurchases	—	6

Diluted weighted average common shares outstanding	165,842	127,845

Basic earnings (loss) per common share	$(0.20)	$0.28

Diluted earnings (loss) per common share	$(0.20)	$0.28

As a result of the Corporation’s reported net loss for the three months ended March 31, 2010, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share. Options to purchase approximately 7 million shares were outstanding at March 31, 2009, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first quarter of 2010 and full year 2009:

	2010	2009

Dividend yield	3.00%	4.95%
Risk-free interest rate	2.75%	1.87%
Expected volatility	45.24%	36.00%
Weighted average expected life	6 yrs	6 yrs
Weighted average per share fair value of options	$4.57	$3.60
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2009 and for the three months ended March 31, 2010, is presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	975,548	17.05
Exercised	(945)	16.70
Forfeited or expired	(847,687)	25.73

Outstanding at December 31, 2009	6,708,618	$26.16	5.61	—

Options exercisable at December 31, 2009	4,811,626	$27.73	4.50	—

Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,230,974	13.16
Exercised	—	—
Forfeited or expired	(340,089)	18.85

Outstanding at March 31, 2010	7,599,503	$24.38	6.21	—

Options exercisable at March 31, 2010	5,433,813	$27.68	5.01	—

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2009, and for the three months ended March 31, 2010.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2008	1,811,165	$3.85
Granted	975,548	3.60
Vested	(650,629)	4.07
Forfeited	(239,092)	4.26

Nonvested at December 31, 2009	1,896,992	$3.60

Granted	1,230,974	4.57
Vested	(836,995)	3.98
Forfeited	(125,281)	3.52

Nonvested at March 31, 2010	2,165,690	$4.01

For the quarter ended March 31, 2010, no stock options were exercised, while for the year ended December 31, 2009, the intrinsic value of stock options exercised was immaterial (less than $0.1 million). (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $3.3 million for the first three months of 2010 and $2.6 million for the year ended December 31, 2009. For the quarters ended March 31, 2010 and 2009, the Corporation recognized compensation expense of $0.8 million and $1.0 million, respectively, for the vesting of stock options. For the full year 2009, the Corporation recognized compensation expense of $3.6 million for the vesting of stock options. At March 31, 2010, the Corporation had $7.9 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.
The following table summarizes information about the Corporation’s restricted stock share activity (excluding salary shares) for the year ended December 31, 2009, and for the three months ended March 31, 2010.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2008	354,327	$26.75
Granted	371,643	16.48
Vested	(146,320)	27.96
Forfeited	(52,519)	21.80

Outstanding at December 31, 2009	527,131	$19.67

Granted	515,203	12.83
Vested	(189,804)	22.29
Forfeited	(111,426)	17.28

Outstanding at March 31, 2010	741,104	$14.61

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in two years after the grant date if all funds received under the Capital Purchase Program (“CPP”) have been paid in full. If the CPP funds have not been repaid in full after two years, the shares will vest in 25% increments of the funds being repaid (i.e., 0% vest if less than 25% is repaid, 25% vest if 25-49% is repaid, 50% vest if 50-74% is repaid, 75% vest if 75-99% is repaid, and 100% vest if the full amount is repaid). Expense for restricted stock awards of approximately $1.5 million and $1.3 million was recorded for the three months ended March 31, 2010 and 2009, respectively, while expense for restricted stock awards of approximately $4.3 million was recognized for the full year 2009. The Corporation had $9.7 million of unrecognized compensation costs related to restricted stock shares at March 31, 2010, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.
The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. The Corporation recognized compensation expense of $0.4 million on the granting of 33,751 salary shares (or an average cost per share of $13.10) for the three months ended March 31, 2010, and $0.1 million on the granting of 5,841 salary shares (or an average cost per share of $11.06) for the three months ended December 31, 2009.
The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options, vesting of restricted stock shares, and the granting of salary shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the CPP.
NOTE 6: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

		Gross unrealized	Gross unrealized
	Amortized cost	gains	losses	Fair value
		($ in Thousands)
March 31, 2010:
U.S. Treasury securities	$997	$7	$—	$1,004
Federal agency securities	8,058	232	(1)	8,289
Obligations of state and political subdivisions (municipal securities)	877,774	24,760	(528)	902,006
Residential mortgage-related securities	4,214,358	133,142	(11,626)	4,335,874
Commercial mortgage-related securities	1,904	—	(10)	1,894
Other securities (debt and equity)	18,196	1,549	(1,440)	18,305

Total investment securities available for sale	$5,121,287	$159,690	$(13,605)	$5,267,372

		Gross unrealized	Gross unrealized
	Amortized cost	gains	losses	Fair value
		($ in Thousands)
December 31, 2009:
U.S. Treasury securities	$3,896	$7	$(28)	$3,875
Federal agency securities	41,980	1,428	(1)	43,407
Obligations of state and political subdivisions (municipal securities)	865,111	20,960	(906)	885,165
Residential mortgage-related securities	4,751,033	144,776	(13,290)	4,882,519
Other securities (debt and equity)	20,954	1,274	(1,661)	20,567

Total investment securities available for sale	$5,682,974	$168,445	$(15,886)	$5,835,533

The amortized cost and fair values of investment securities available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value

Due in one year or less	$111,104	$112,723
Due after one year through five years	150,426	156,247
Due after five years through ten years	438,746	452,681
Due after ten years	196,707	198,507

Total debt securities	896,983	920,158
Residential mortgage-related securities	4,214,358	4,335,874
Commercial mortgage-related securities	1,904	1,894
Equity securities	8,042	9,446

Total investment securities available for sale	$5,121,287	$5,267,372

Net investment securities gains of $23.6 million for the three months ended March 31, 2010 were attributable to gains on the sale of $538 million of mortgage-related securities. Net investment securities gains of $8.8 million for 2009 were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of mortgage-related securities and $2.9 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including a $2.0 million write-down on a trust preferred debt security, a $0.4 million write-down on a non-agency mortgage-related security, and a $0.5 million write-down on various equity securities).
The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
			($ in Thousands)
March 31, 2010:
Federal agency securities	$—	$—	$(1)	$44	$(1)	$44
Obligations of state and political subdivisions (municipal securities)	(188)	15,386	(340)	6,296	(528)	21,682
Residential mortgage-related securities	(9,666)	112,840	(1,960)	32,741	(11,626)	145,581
Commercial mortgage-related securities	(10)	1,894	—	—	(10)	1,894
Other securities (debt and equity)	(1,248)	781	(192)	1,644	(1,440)	2,425

Total	$(11,112)	$130,901	$(2,493)	$40,725	$(13,605)	$171,626

The Corporation reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment that may result due to the current adverse economic conditions. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the other-than-temporary impairment analysis include, the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regards to its debt securities, the Corporation may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, the Corporation prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.
Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at March 31, 2010, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At March 31, 2010, the number of investment securities in an unrealized loss position for less than 12 months for municipal and mortgage-related securities was 27 and 11, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and mortgage-related categories was 13 and 30, respectively. The unrealized losses reported for mortgage-related securities relate to non-agency mortgage-related securities as well as mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The Corporation currently does not intend to sell nor does it believe that it is probable it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2009 and the three months ended March 31, 2010, respectively.

	Non-agency
	Mortgage-Related	Trust Preferred
$ in Thousands	Securities	Debt Securities	Total

Balance of credit-related other-than-temporary impairment at April 1, 2009	$(16,445)	$(5,027)	$(21,472)
Adjustment for change in cash flows	677	—	677
Credit losses on newly identified impairment	(446)	(2,000)	(2,446)

Balance of credit-related other-than-temporary impairment at December 31, 2009	$(16,214)	$(7,027)	$(23,241)
Adjustment for change in cash flows	238	—	238

Balance of credit-related other-than-temporary impairment at March 31, 2010	$(15,976)	$(7,027)	$(23,003)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
December 31, 2009:			($ in Thousands)

U. S. Treasury securities	$(28)	$2,871	$—	$—	$(28)	$2,871
Federal agency securities	—	—	(1)	46	(1)	46
Obligations of state and political subdivisions (municipal securities)	(593)	45,388	(313)	8,334	(906)	53,722
Residential mortgage-related securities	(10,507)	184,069	(2,783)	41,663	(13,290)	225,732
Other securities (debt and equity)	(1,661)	4,410	—	—	(1,661)	4,410

Total	$(12,789)	$236,738	$(3,097)	$50,043	$(15,886)	$286,781

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At March 31, 2010, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $63.7 million, compared to FHLB stock of $121.1 million and Federal Reserve Bank stock of $60.2 million at December 31, 2009. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment in 2010 and 2009, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2010 or 2009.

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. However, management believes it may be necessary to evaluate goodwill for impairment on a quarterly basis depending upon current market conditions, results of operations, and other factors. During 2009, management completed interim reviews of goodwill. These interim reviews of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the banking segment exceeded the carrying value of the banking segment. Therefore, no impairment change was recorded. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.
At March 31, 2010 and December 31, 2009, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the three months ended March 31, 2010, and the year ended December 31, 2009.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while the other intangibles are assigned to the wealth management segment as of March 31, 2010.
For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2010	December 31, 2009
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount (1)	$41,831	$47,748
Accumulated amortization	(24,308)	(29,288)

Net book value	$17,523	$18,460

Amortization during the period	937	4,123

Other intangibles:
Gross carrying amount	$20,433	$20,433
Accumulated amortization	(10,155)	(9,839)

Net book value	$10,278	$10,594

Amortization during the period	316	1,420

(1)	Core deposit intangibles of $5.9 million were fully amortized during 2009 and have been removed from both the gross carrying amount and the accumulated amortization for 2010.
Mortgage servicing rights are included in other intangible assets, net in the consolidated balance sheets and are carried at the lower of amortized cost (i.e., initial capitalized amount, net of accumulated amortization) or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 13, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2010	December 31, 2009
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$80,986	$56,025
Additions	5,058	44,580
Amortization	(5,523)	(19,619)

Mortgage servicing rights at end of period	$80,521	$80,986

Valuation allowance at beginning of period	(17,233)	(10,457)
(Additions) / Recoveries, net	902	(6,776)

Valuation allowance at end of period	(16,331)	(17,233)

Mortgage servicing rights, net	$64,190	$63,753

Fair value of mortgage servicing rights	$68,724	$66,710
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,751,000	$7,667,000
Mortgage servicing rights, net to servicing portfolio	0.83%	0.83%
Mortgage servicing rights expense (1)	$4,621	$26,395

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2010. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Nine months ending December 31, 2010	$2,800	$900	$15,500
Year ending December 31, 2011	3,700	1,000	17,600
Year ending December 31, 2012	3,200	1,000	13,900
Year ending December 31, 2013	3,100	900	10,900
Year ending December 31, 2014	2,900	900	8,300
Year ending December 31, 2015	1,400	800	6,100

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31,	December 31,
	2010	2009
	($ in Thousands)
Federal Home Loan Bank advances	$1,000,564	$1,010,576
Repurchase agreements	200,000	500,000
Subordinated debt, net	225,295	225,247
Junior subordinated debentures, net	216,013	216,069
Other borrowed funds	2,107	2,106

Total long-term funding	$1,643,979	$1,953,998

Federal Home Loan Bank advances: Long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 2.02% at March 31, 2010, compared to 2.22% at December 31, 2009. These advances all had fixed contractual rates at both March 31, 2010, and December 31, 2009.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 2.67% at March 31, 2010, and 2.60% at December 31, 2009. These repurchase agreements were 100% fixed rate at March 31, 2010, and 80% fixed rate at December 31, 2009. During the first quarter of 2010, the Corporation paid an early termination penalty of $2.5 million (included in other noninterest expense on the consolidated statements of income) on the repayment of $200 million of long-term repurchase agreements.
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
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2009 or during the first three months of 2010. The carrying value of the ASBC Debentures was $179.7 million at both March 31, 2010 and December 31, 2009. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.05% at March 31, 2010) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.70% at March 31, 2010) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2009 or during the first three months of 2010. The carrying value of the SFSC Debentures was $36.3 million and $36.4 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Three Months Ended		Year Ended
	March 31,	March 31,	December 31,
	2010	2009	2009
		($ in Thousands)
Net income (loss)	$(26,389)	$42,725	$(131,859)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains	16,952	47,374	113,014
Reclassification adjustment for net gains realized in net income	(23,581)	(10,596)	(8,774)
Accretion of investment securities with noncredit-related impairment losses not expected to be sold	154	—	441
Income tax expense (benefit)	2,876	(13,846)	(37,534)

Other comprehensive income (loss) on investment securities available for sale	(3,599)	22,932	67,147
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	104	117	467
Net loss, net of amortization	138	77	2,736
Income tax benefit	(93)	(78)	(1,236)

Other comprehensive income on pension and postretirement obligations	149	116	1,967
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	1,506	2,515	8,540
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivatives realized in net income	(1,895)	(1,010)	(1,814)
Income tax expense (benefit)	151	(677)	(2,718)

Other comprehensive income (loss) on cash flow hedging relationships	(238)	828	4,008

Total other comprehensive income (loss)	(3,688)	23,876	73,122

Comprehensive income (loss)	$(30,077)	$66,601	$(58,737)

NOTE 10: Income Taxes
For the first quarter of 2010, the Corporation recognized income tax benefit of $23.6 million, compared to income tax benefit of $11.2 million for the first quarter of 2009. The change in income tax was primarily due to the level of pretax income (loss) between the comparable first quarter periods. In addition, during the first quarter of 2009, the Corporation recorded a $17.0 million, or $0.13 per common share, net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the then recently enacted Wisconsin combined reporting tax legislation.

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors) foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $81 million of investment securities and cash equivalents as collateral at March 31, 2010, and pledged $87 million of investment securities and cash equivalents as collateral at December 31, 2009.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 13, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
March 31, 2010
Interest rate swap — short-term borrowings	$200,000	$(7,980)	Other liabilities	0.17%	3.15%	23 months

December 31, 2009
Interest rate swap — short-term borrowings	$200,000	$(7,588)	Other liabilities	0.12%	3.15%	26 months
The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

Amount of Gain /
(Loss)
Recognized in
Income on
	Amount of Gain /			Category of Gain	Derivatives
	(Loss)	Category of Gain	Amount of Gain /	/ (Loss)	(Ineffective
	Recognized in	/ (Loss)	(Loss)	Recognized in	Portion and
	OCI on	Reclassified from	Reclassified from	Income on	Amount
	Derivatives	AOCI into	AOCI into	Derivatives	Excluded from
	(Effective	Income (Effective	Income (Effective	(Ineffective	Effectiveness
($ in Thousands)	Portion)	Portion)	Portion)	Portion)	Testing)
Three Months Ended March 31, 2010		Interest Expense		Interest Expense
		Short-term		Short-term
Interest rate swaps	$1,895	borrowings	$(1,506)	borrowings	$(4)

Three Months Ended March 31, 2009		Interest Expense		Interest Expense
Interest rate swaps	$1,010	Short-term borrowings & Long-term funding	$(2,515)	Short-term borrowings & Long-term funding	$(305)
Cash flow hedges
The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance, which matured in June 2009. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of less than $0.1 million for the first quarter of 2010 (which increased interest expense), compared to combined ineffectiveness of $0.2 million for the first quarter of 2009 (which decreased interest expense) and $0.3 million for full year 2009 (which decreased interest expense) relating to these cash flow hedge relationships. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At March 31, 2010, accumulated other comprehensive income included a deferred after-tax net loss of $4.7 million related to these derivatives, compared to a deferred after-tax net loss of $4.5 million at December 31, 2009. The net after-tax derivative loss included in accumulated other comprehensive income at March 31, 2010, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2012.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate(1)	Rate(1)	Maturity
	($ in Thousands)
March 31, 2010
Interest rate-related instruments — customer and mirror	$1,129,615	$52,087	Other assets	2.02%	2.02%	42 months
Interest rate-related instruments — customer and mirror	1,129,615	(55,715)	Other liabilities	2.02%	2.02%	42 months
Interest rate lock commitments (mortgage)	179,783	967	Other assets	—	—	—
Forward commitments (mortgage)	299,305	590	Other assets	—	—	—
Foreign currency exchange forwards	25,598	1,425	Other assets	—	—	—
Foreign currency exchange forwards	20,777	(1,067)	Other liabilities	—	—	—

December 31, 2009
Interest rate-related instruments — customer and mirror	$1,126,222	$49,445	Other assets	2.07%	2.07%	44 months
Interest rate—related instruments — customer and mirror	1,126,222	(52,047)	Other liabilities	2.07%	2.07%	44 months
Interest rate lock commitments (mortgage)	245,948	(1,371)	Other liabilities	—	—	—
Forward commitments (mortgage)	336,485	4,512	Other assets	—	—	—
Foreign currency exchange forwards	32,271	1,221	Other assets	—	—	—
Foreign currency exchange forwards	22,331	(671)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Three Months Ended March 31, 2010
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(1,025)
Interest rate lock commitments (mortgage)	Mortgage banking, net	2,338
Forward commitments (mortgage)	Mortgage banking, net	(3,922)
Foreign exchange forwards	Capital market fees, net	(62)

Three Months Ended March 31, 2009
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$499
Interest rate lock commitments (mortgage)	Mortgage banking, net	7,638
Forward commitments (mortgage)	Mortgage banking, net	(4,947)
Foreign exchange forwards	Capital market fees, net	(62)
Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for the first quarter of 2010 was a $1.0 million loss, while the net impact for the full year 2009 was a $1.1 million net loss and the net impact for the first quarter of 2009 was a $0.5 million net gain.
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
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at March 31, 2010, was a net gain of $1.6 million, comprised of the net gain of $1.0 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $180 million and the net gain of $0.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $299 million. The fair value of the mortgage derivative at December 31, 2009, was a net gain of $3.1 million, comprised of the net loss of $1.4 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $246 million and the net gain of $4.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $336 million. The fair value of the mortgage derivatives at March 31, 2009, was a net gain of $6.8 million, comprised of the net gain of $14.2 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $781 million and the net loss of $7.4 million on forward commitments to sell residential mortgage loans to various investors of approximately $1.1 billion.
Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At March 31, 2010, the Corporation had $7 million in notional balances of foreign currency forwards related to loans, and $20 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $20 million), which on a combined basis had a fair value of $0.4 million net gain. At December 31, 2009, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $25 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $25 million), which on a combined basis had a fair value of $0.5 million net gain. At March 31, 2009, the Corporation had $6 million in notional balances of foreign currency forwards related to loans, and $24 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $24 million), which on a combined basis had a fair value of $0.1 million net loss.

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

	March 31, 2010	December 31, 2009
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$3,998,038	$4,095,336
Commercial letters of credit (1)	18,010	19,248
Standby letters of credit (3)	469,924	473,554
Purchase obligations (4)	155,250	145,248

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2010 or December 31, 2009.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3.1 million at both March 31, 2010 and December 31, 2009, respectively, as an estimate of the fair value of these financial instruments.

(4)	The purchase obligations include forward commitments to purchase mortgage-related investment securities issued by government agencies.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of March 31, 2010, and December 31, 2009, the Corporation had a reserve for losses on unfunded commitments totaling $14.6 million and $14.2 million, respectively, included in other liabilities on the consolidated balance sheets.
Lending-related commitments include commitments to extend credit, interest rate lock commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 11. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at March 31, 2010 and December 31, 2009, was $39 million, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation has remaining commitments to fund of $13 million at March 31, 2010, and $15 million at December 31, 2009.
Contingent Liabilities
In the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Because the Corporation cannot state with certainty the range of possible outcomes or plaintiffs’ ultimate damage claims, management cannot estimate the timing or specific possible loss or range of loss that may result from these proceedings. Management believes, based upon current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial statements of the Corporation. However, given the indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, no assurances can be made that the results of such proceedings will not have a material adverse effect on the Corporation’s consolidated operating results or cash flows in future periods. A lawsuit was filed against the Corporation alleging the unfair assessment and collection of overdraft fees. Refer to Part II, Item 1, “Legal Proceedings,” for additional information.
The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. During 2009, the Corporation reduced the litigation reserves by $0.5 million to recognize its share of litigation settlements, resulting in a $1.8 million reserve for unfavorable litigation losses related to Visa at December 31, 2009. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.9 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable. At March 31, 2010, the remaining reserve for unfavorable litigation losses related to Visa was $0.9 million.
In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2009, Visa announced it had deposited an additional amount into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.3 million. At March 31, 2010, the remaining receivable related to the Visa escrow account was $0.8 million.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2010 and December 31, 2009, there were approximately $91 million and $106 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At both March 31, 2010 and December 31, 2009, there were $0.9 billion of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At March 31, 2010 and December 31, 2009, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.2 million related to these credit guarantee contracts at both March 31, 2010 and December 31, 2009, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At March 31, 2010, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation no longer provides reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Corporation’s liability for reinsurance losses, including losses incurred but not yet reported, was $3.0 million and $2.4 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 13: Fair Value Measurements
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
Derivative financial instruments (interest rate-related instruments): The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, collars, and corridors to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, collars, and corridors) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 11, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2010, and December 31, 2009, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Loans Held for Sale: Loans held for sale, which consist generally of student loans and current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value of the student loans held for sale is based on the Corporation’s existing commitments to sell such loans, while the estimated fair value of the residential mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that specific commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition, with the amount of impairment based upon the loan’s observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. The use of observable market price or estimated fair value of collateral on collateral-dependent loans is considered a fair value measurement subject to the fair value hierarchy. Appraised values are generally used on real estate collateral-dependent impaired loans, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
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

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2010	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Federal agency securities	8,289	8,289	—	—
Obligations of state and political subdivisions	902,006	—	902,006	—
Residential mortgage-related securities	4,335,874	—	4,335,874	—
Commercial mortgage-related securities	1,894	—	1,894	—
Other securities (debt and equity)	18,305	11,133	7,172	—

Total investment securities available for sale	$5,267,372	$20,426	$5,246,946	$—
Derivatives (other assets)	55,069	—	53,512	1,557

Liabilities:
Derivatives (other liabilities)	$64,762	$—	$64,762	$—

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,875	$3,875	$—	$—
Federal agency securities	43,407	43,407	—	—
Obligations of state and political subdivisions	885,165	—	885,165	—
Residential mortgage-related securities	4,882,519	—	4,882,519	—
Other securities (debt and equity)	20,567	13,613	6,954	—

Total investment securities available for sale	$5,835,533	$60,895	$5,774,638	$—
Derivatives (other assets)	55,178	—	50,666	4,512

Liabilities:
Derivatives (other liabilities)	$61,677	$—	$60,306	$1,371
The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2009 and the quarter ended March 31, 2010, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
	Investment Securities
($ in Thousands)	Available for Sale	Derivatives
Balance December 31, 2008	$—	$4,130
Net transfer in	2,000	—
Total net losses included in income:
Net impairment losses on investment securities	(2,000)	—
Mortgage derivative loss, net	—	(989)

Balance December 31, 2009	$—	$3,141

Total net losses included in income:
Net impairment losses on investment securities	—	—
Mortgage derivative loss, net	—	(1,584)

Balance March 31, 2010	$—	$1,557

In valuing the $2.0 million investment security available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation reviewed the underlying collateral and other relevant data in developing the assumptions for this investment security, and $2.0 million credit-related other-than-temporary impairment was recognized for the year ended December 31, 2009.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	March 31, 2010	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Loans held for sale	$274,003	$—	$274,003	$—
Loans (1)	697,336	—	697,336	—
Mortgage servicing rights	64,190	—	—	64,190

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Loans held for sale	$81,238	$—	$81,238	$—
Loans (1)	605,341	—	605,341	—
Mortgage servicing rights	63,753	—	—	63,753

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
Certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition or subsequent impairment, is estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $8 million and $13 million for the three months ended March 31, 2010 and 2009, respectively, and totaled approximately $74 million for the year ended December 31, 2009. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $3 million, $1 million, and $14 million to noninterest expense for the three months ended March 31, 2010 and 2009, and the year ended December 31, 2009, respectively.

Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments at March 31, 2010 and December 31, 2009, were as follows:

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
		($ in Thousands)
Financial assets:
Cash and due from banks	$284,882	$284,882	$770,816	$770,816
Interest-bearing deposits in other financial institutions	1,998,528	1,998,528	26,091	26,091
Federal funds sold and securities purchased under agreements to resell	19,220	19,220	23,785	23,785
Accrued interest receivable	83,924	83,924	87,447	87,447
Interest rate-related agreements (1)	52,087	52,087	49,445	49,445
Foreign currency exchange forwards	1,425	1,425	1,221	1,221
Investment securities available for sale	5,267,372	5,267,372	5,835,533	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks	184,811	184,811	181,316	181,316
Loans held for sale	274,003	274,003	81,238	81,238
Loans, net	12,723,748	11,376,529	13,555,092	12,167,223
Bank owned life insurance	523,263	523,263	520,751	520,751
Financial liabilities:
Deposits	$17,496,787	$17,496,787	$16,728,613	$16,728,613
Accrued interest payable	16,685	16,685	21,214	21,214
Short-term borrowings	575,564	575,564	1,226,853	1,226,853
Long-term funding	1,643,979	1,717,080	1,953,998	2,028,042
Interest rate-related agreements (1)	63,695	63,695	59,635	59,635
Foreign currency exchange forwards	1,067	1,067	671	671
Standby letters of credit (2)	3,076	3,076	3,096	3,096
Interest rate lock commitments to originate residential mortgage loans held for sale	967	967	(1,371)	(1,371)
Forward commitments to sell residential mortgage loans	590	590	4,512	4,512

(1)	At both March 31, 2010 and December 31, 2009, the notional amount of cash flow hedge interest rate swap agreements was $200 million. See Note 11 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.5 billion at both March 31, 2010 and December 31, 2009. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investment securities available for sale - The fair value of investment securities available for sale is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.
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
Loans, net — The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, financial, and agricultural, real estate construction, commercial real estate, lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.
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
Interest rate-related agreements — The fair value of interest rate swap, cap, collar, and corridor agreements is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
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
Interest rate lock commitments to originate residential mortgage loans held for sale — The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups.
Forward commitments to sell residential mortgage loans — The Corporation relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2010 and 2009, and for the full year 2009 were as follows.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009
		($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,475	$2,100	$8,649
Interest cost	1,590	1,547	6,262
Expected return on plan assets	(2,739)	(2,885)	(11,520)
Amortization of prior service cost	5	18	72
Amortization of actuarial loss	138	90	551

Total net periodic benefit cost	$1,469	$870	$4,014

Postretirement Plan:
Interest cost	$58	$66	$261
Amortization of prior service cost	99	99	395
Amortization of actuarial gain	—	(13)	(54)

Total net periodic benefit cost	$157	$152	$602

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $10 million in the first quarter of 2010.

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

Selected segment information is presented below.

	Banking	Wealth Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended March 31, 2010
Net interest income	$169,012	$210	$—	$169,222
Provision for loan losses	165,345	—	—	165,345
Noninterest income	79,607	25,014	(1,060)	103,561
Depreciation and amortization	14,013	312	—	14,325
Other noninterest expense	124,077	20,040	(1,060)	143,057
Income taxes	(25,504)	1,949	—	(23,555)

Net income (loss)	$(29,312)	$2,923	$—	$(26,389)

Percent of consolidated net income	N/M	N/M	N/M	N/M

Total assets	$23,050,061	$126,249	$(68,674)	$23,107,636

Percent of consolidated total assets	100%	—%	—%	100%

Total revenues *	$248,619	$25,224	$(1,060)	$272,783
Percent of consolidated total revenues	91%	9%	—%	100%

As of and for the three months ended March 31, 2009

Net interest income	$189,047	$231	$—	$189,278
Provision for loan losses	105,424	—	—	105,424
Noninterest income	69,636	24,391	(1,060)	92,967
Depreciation and amortization	12,766	335	—	13,101
Other noninterest expense	113,132	20,081	(1,060)	132,153
Income taxes	(12,840)	1,682	—	(11,158)

Net income	$40,201	$2,524	$—	$42,725

Percent of consolidated net income	94%	6%	—%	100%
Total assets	$24,292,908	$118,956	$(62,139)	$24,349,725

Percent of consolidated total assets	100%	—%	—%	100%

Total revenues *	$258,683	$24,622	$(1,060)	$282,245
Percent of consolidated total revenues	91%	9%	—%	100%

N/M — Not meaningful.

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Goodwill Impairment Assessment: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. During 2009, quarterly impairment tests were completed. The step one analysis conducted for the wealth segment indicated that the estimated fair value exceeded its carrying value. Therefore, a step two analysis was not required for this reporting unit. The step one analysis completed for the banking segment indicated that the carrying value of the reporting unit exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the banking segment exceeded the carrying value of the banking segment and no impairment charge was recorded in 2009. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to re-perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.
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
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at March 31, 2010 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $5.2 million (or 8%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $4.2 million (or 7%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
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
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at March 31, 2010 and December 31, 2009, to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries. Quarterly assessments are performed to determine if additional valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent quarterly losses. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. We have concluded that it is more likely than not that the tax benefits associated with the remaining deferred tax assets will be realized. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. See Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 91% of total revenues (as defined in the Note) for the first quarter of 2010. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes and goodwill impairment assessment, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated total revenues (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 9% for both first quarter periods in 2010 and 2009. Wealth management segment revenues were up $0.6 million (2%) and expenses were down $0.1 million (<1%) between the comparable first quarter periods of 2010 and 2009. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $7.3 million (6%) between March 31, 2010 and March 31, 2009, predominantly due to higher cash and cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (64% of total segment noninterest expense for both first quarter 2010 and the comparable period in 2009), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations — Summary
The Corporation recorded a net loss of $26.4 million for the three months ended March 31, 2010, compared to net income of $42.7 million for the three months ended March 31, 2009. Net loss available to common equity was $33.8 million for the three months ended March 31, 2010, or a net loss of $0.20 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended March 31, 2009, was $35.4 million, or net income of $0.28 for both basic and diluted earnings per common share. The net interest margin for the first quarter of 2010 was 3.35% compared to 3.59% for the first quarter of 2009.

TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2010	2009	2009	2009	2009

Net income (loss) (Quarter)	$(26,389)	$(173,237)	$15,994	$(17,341)	$42,725
Net income (loss) (Year-to-date)	(26,389)	(131,859)	41,378	25,384	42,725

Net income (loss) available to common equity (Quarter)	$(33,754)	$(180,591)	$8,652	$(24,672)	$35,404
Net income (loss) available to common equity (Year-to-date)	(33,754)	(161,207)	19,384	10,732	35,404

Earnings (loss) per common share — basic (Quarter)	$(0.20)	$(1.41)	$0.07	$(0.19)	$0.28
Earnings (loss) per common share — basic (Year-to-date)	(0.20)	(1.26)	0.15	0.08	0.28

Earnings (loss) per common share — diluted (Quarter)	$(0.20)	$(1.41)	$0.07	$(0.19)	$0.28
Earnings (loss) per common share — diluted (Year-to-date)	(0.20)	(1.26)	0.15	$0.08	0.28

Return on average assets (Quarter)	(0.46)%	(3.02)%	0.27%	(0.29)%	0.71%
Return on average assets (Year-to-date)	(0.46)	(0.56)	0.23	0.21	0.71

Return on average equity (Quarter)	(3.40)%	(23.72)%	2.19%	(2.40)%	5.98%
Return on average equity (Year-to-date)	(3.40)	(4.54)	1.90	1.76	5.98

Return on average common equity (Quarter)	(5.20)%	(30.01)%	1.43%	(4.12)%	6.00%
Return on average common equity (Year-to-date)	(5.20)	(6.74)	1.08	0.90	6.00

Return on average tangible common equity (Quarter) (1)	(8.17)%	(50.16)%	2.39%	(6.88)%	10.05%
Return on average tangible common equity (Year-to-date) (1)	(8.17)	(11.25)	1.81	1.51	10.05

Efficiency ratio (Quarter) (2)	62.32%	60.35%	55.43%	60.20%	52.78%
Efficiency ratio (Year-to-date) (2)	62.32	57.24	56.22	56.59	52.78

Efficiency ratio, fully taxable equivalent (Quarter) (2)	60.42%	58.63%	54.14%	58.65%	51.31%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	60.42	55.73	54.78	55.08	51.31

Net interest margin (Quarter)	3.35%	3.59%	3.50%	3.40%	3.59%
Net interest margin (Year-to-date)	3.35	3.52	3.50	3.49	3.59

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	Efficiency ratio = Noninterest expense divided by sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, and asset sales gains (losses), net.

TABLE 1A
Reconciliation of Non-GAAP Measure

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2010	2009	2009	2009	2009

Efficiency ratio (Quarter) (a)	62.32%	60.35%	55.43%	60.20%	52.78%
Taxable equivalent adjustment (Quarter)	(1.51)	(1.39)	(1.27)	(1.30)	(1.26)
Asset sale gains / losses, net (Quarter)	(0.39)	(0.33)	(0.02)	(0.25)	(0.21)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	60.42%	58.63%	54.14%	58.65%	51.31%

Efficiency ratio (Year-to-date) (a)	62.32%	57.24%	56.22%	56.59%	52.78%
Taxable equivalent adjustment (Year-to-date)	(1.51)	(1.30)	(1.28)	(1.28)	(1.26)
Asset sale gains / losses, net (Year-to-date)	(0.39)	(0.21)	(0.16)	(0.23)	(0.21)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	60.42%	55.73%	54.78%	55.08%	51.31%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the three months ended March 31, 2010, was $175.3 million, a decrease of $20.6 million or 10.5% versus the comparable quarter last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was attributable to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $16.4 million) and unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $4.2 million).
The net interest margin for the first three months of 2010 was 3.35%, 24 bp lower than 3.59% for the same period in 2009. This comparable period decrease was a function of a 20 bp decrease in interest rate spread and a 4 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The 20 bp reduction in interest rate spread was the net result of a 50 bp decrease in the cost of interest-bearing liabilities and a 70 bp decrease in the yield on earning assets, and was primarily attributable to an increase in the Corporation’s liquidity position (resulting in a 22 bp reduction in net interest margin during the quarter).
The Federal Reserve left interest rates unchanged during 2009 and the first three months of 2010, resulting in a level Federal funds rate of 0.25% for both first quarter 2010 and first quarter 2009. This interest rate environment, the declining level of commercial loan balances, the level of nonperforming loans, on-balance sheet liquidity needs, and competitive challenges may cause downward pressure on net interest margin for 2010.
The yield on earning assets was 4.24% for the first quarter of 2010, 70 bp lower than the comparable quarter last year. The yield on securities and short-term investments decreased 133 bp (to 3.46%), impacted by the lower interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium. Loan yields were down 34 bp, (to 4.65%), due to the higher levels of nonaccrual loans, as well as the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.
The rate on interest-bearing liabilities of 1.11% for the first quarter of 2010 was 50 bp lower than the same quarter in 2009. Rates on interest-bearing deposits were down 71 bp (to 0.82%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances), while the cost of wholesale funding increased 79 bp (to 2.55%). The cost of short-term borrowings was up 39 bp, while the cost of long-term funding declined 126 bp (primarily attributable to maturities of higher cost long-term funding).
Average earning assets were $21.1 billion for the first quarter of 2010, a decrease of $0.9 billion or 4.0% from the comparable quarter last year. Average loans declined $2.5 billion, while average securities and short-term investments increased $1.6 billion. The decrease in average loans was comprised of decreases in both commercial loans (down $1.7 billion) and consumer-related loans (down $0.8 billion).

Average interest-bearing liabilities of $17.0 billion in first quarter 2010 were $1.5 billion or 8.1% lower than the first quarter of 2009. On average, interest-bearing deposits grew $1.8 billion (primarily attributable to $1.0 billion higher network transaction deposits and $1.2 billion higher interest-bearing demand deposits, partially offset by a $0.5 billion reduction in other time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.3 billion. Average wholesale funding balances decreased $3.3 billion between the comparable first quarter periods, primarily attributable to lower short-term borrowings as average long-term funding was relatively flat at $1.9 billion. As a percentage of total average interest-bearing liabilities, wholesale funding decreased from 33.0% in the first quarter of 2009 to 16.7% in the first quarter of 2010.
TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2010			Three months ended March 31, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$8,478,259	$89,895	4.29%	$10,227,260	$116,664	4.62%
Residential mortgage	2,019,855	25,471	5.06%	2,499,853	33,868	5.44%
Retail	3,426,864	44,733	5.27%	3,703,234	52,340	5.71%

Total loans	13,924,978	160,099	4.65%	16,430,347	202,872	4.99%
Investments and other (1)	7,150,430	61,875	3.46%	5,528,730	66,157	4.79%

Total earning assets	21,075,408	221,974	4.24%	21,959,077	269,029	4.94%
Other assets, net	2,076,359			2,296,706

Total assets	$23,151,767			$24,255,783

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$858,440	$250	0.12%	$857,111	$322	0.15%
Interest-bearing demand deposits	2,920,510	1,779	0.25%	1,699,989	829	0.20%
Money market deposits	6,242,934	8,221	0.53%	4,945,174	11,566	0.95%
Time deposits, excluding Brokered CDs	3,451,638	17,453	2.05%	3,993,154	30,056	3.05%

Total interest-bearing deposits, excluding Brokered CDs	13,473,522	27,703	0.83%	11,495,428	42,773	1.51%
Brokered CDs	660,361	1,042	0.64%	864,185	3,826	1.80%

Total interest-bearing deposits	14,133,883	28,745	0.82%	12,359,613	46,599	1.53%
Wholesale funding	2,837,001	17,973	2.55%	6,098,266	26,608	1.76%

Total interest-bearing liabilities	16,970,884	46,718	1.11%	18,457,879	73,207	1.61%

Noninterest-bearing demand deposits	3,010,041			2,686,363
Other liabilities	25,768			211,938
Stockholders’ equity	3,145,074			2,899,603

Total liabilities and equity	$23,151,767			$24,255,783

Interest rate spread			3.13%			3.33%
Net free funds			0.22%			0.26%
Net interest income, taxable equivalent, and net interest margin		$175,256	3.35%		$195,822	3.59%

Taxable equivalent adjustment		6,034			6,544

Net interest income		$169,222			$189,278

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance (1)
($ in Thousands)

	Comparison of
	Three months ended March 31, 2010 versus 2009
		Variance Attributable to
	Income/Expense
	Variance	Volume	Rate

INTEREST INCOME
Loans: (2)
Commercial	$(26,769)	$(18,948)	$(7,821)
Residential mortgage	(8,397)	(6,172)	(2,225)
Retail	(7,607)	(3,753)	(3,854)

Total loans	(42,773)	(28,873)	(13,900)
Investments and other (2)	(4,282)	5,884	(10,166)

Total interest income	(47,055)	(22,989)	(24,066)

INTEREST EXPENSE
Interest-bearing deposits:
Savings deposits	(72)	—	(72)
Interest-bearing demand deposits	950	705	245
Money market deposits	(3,345)	2,538	(5,883)
Time deposits, excluding brokered CDs	(12,603)	(3,685)	(8,918)

Interest-bearing deposits, excluding brokered CDs	(15,070)	(442)	(14,628)
Brokered CDs	(2,784)	(746)	(2,038)

Total interest-bearing deposits	(17,854)	(1,188)	(16,666)
Wholesale funding	(8,635)	(17,634)	8,999

Total interest expense	(26,489)	(18,822)	(7,667)

Net interest income, taxable equivalent	$(20,566)	$(4,167)	$(16,399)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
Provision for Loan Losses
The provision for loan losses for the first quarter of 2010 was $165.3 million, compared to $394.8 million and $105.4 million for the fourth and first quarters of 2009, respectively. Net charge offs were $163.3 million for first quarter 2010, compared to $233.8 million for fourth quarter 2009 and $57.6 million for first quarter 2009. Annualized net charge offs as a percent of average loans for first quarter 2010 were 4.76%, compared to 6.35% for fourth quarter 2009 and 1.42% for first quarter 2009. At March 31, 2010, the allowance for loan losses was $575.6 million, up from $573.5 million at December 31, 2009, and up from $313.2 million at March 31, 2009. The ratio of the allowance for loan losses to total loans was 4.33%, compared to 4.06% at December 31, 2009 and 1.97% at March 31, 2009. Nonperforming loans at March 31, 2010, were $1.2 billion, compared to $1.1 billion at December 31, 2009, and $452 million at March 31, 2009. See Tables 8 and 9.
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

Noninterest Income
Noninterest income for the first quarter of 2010 was $98.0 million, up $9.1 million (10.2%) from the first quarter of 2009. Core fee-based revenue (as defined in Table 4 below) was $62.1 million, up $0.7 million from the comparable quarter last year. Net mortgage banking income was $5.4 million compared to $4.3 million for the first quarter of 2009. Net gains on investment securities and net losses on asset sales combined were $21.9 million, a favorable change of $12.5 million versus the first quarter of 2009. All other noninterest income categories combined were $8.6 million, down $5.2 million versus the comparable quarter last year.
TABLE 4
Noninterest Income
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2010	2009	Change	Change

Trust service fees	$9,356	$8,477	$879	10.4%
Service charges on deposit accounts	26,059	27,205	(1,146)	(4.2)
Card-based and other nondeposit fees	10,820	10,174	646	6.3
Retail commissions	15,817	15,512	305	2.0

Core fee-based revenue	62,052	61,368	684	1.1
Mortgage banking income	10,028	20,557	(10,529)	(51.2)
Mortgage servicing rights expense	(4,621)	(16,290)	(11,669)	(71.6)

Mortgage banking, net	5,407	4,267	1,140	26.7
Capital market fees, net	130	2,626	(2,496)	(95.0)
Bank owned life insurance (“BOLI”) income	3,256	5,772	(2,516)	(43.6)
Other	5,253	5,455	(202)	(3.7)

Subtotal (“fee income”)	76,098	79,488	(3,390)	(4.3)
Asset sale losses, net	(1,641)	(1,107)	(534)	48.2
Investment securities gains / (losses), net	23,581	10,596	12,985	122.5

Total noninterest income	$98,038	$88,977	$9,061	10.2%

Trust service fees were $9.4 million, up $0.9 million (10.4%) between the comparable first quarter periods, primarily due to stock market performance. The market value of assets under management was $5.5 billion and $4.8 billion at March 31, 2010 and 2009, respectively.
Service charges on deposit accounts were $26.1 million, down $1.1 million (4.2%) from the comparable first quarter last year. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $1.5 million to $16.4 million).
Card-based and other nondeposit fees were $10.8 million, up $0.6 million (6.3%) from first quarter 2009, primarily due to higher letter of credit and other commercial loan servicing fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $15.8 million for first quarter 2010, up $0.3 million (2.0%) compared to first quarter 2009, including higher brokerage and variable annuity commissions (up $1.3 million to $3.3 million on a combined basis), partially offset by lower fixed annuity commissions (down $1.1 million), while insurance commissions were relatively flat.
Net mortgage banking income was $5.4 million for first quarter 2010, up $1.1 million compared to first quarter 2009. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”)) was $10.0 million for the first quarter of 2010, a decrease of $10.5 million compared to the first quarter of 2009. This $10.5 million decrease between the first quarter periods is primarily attributable to lower gains on sales and related income (down $10.3 million). Secondary mortgage production was $455 million for the first quarter of 2010, compared to $1.1 billion for the first quarter of 2009.
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $11.7 million lower than first quarter 2009, with a $13.2 million decrease to the valuation reserve (comprised of a $12.3 million addition to the valuation reserve in first quarter 2009 compared to a $0.9 million recovery of the valuation reserve in first quarter 2010) and $1.5 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At March 31, 2010, the mortgage servicing rights asset, net of its valuation allowance, was $64.2 million, representing 83 bp of the $7.8 billion servicing portfolio, compared to a net mortgage servicing rights asset of $39.8 million, representing 60 bp of the $6.6 billion servicing portfolio at March 31, 2009. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $0.1 million, a decrease of $2.5 million compared to the first quarter of 2009. The decrease in capital market fees, net was due to a $0.4 million decrease in foreign currency related fees and a $2.1 million decrease in interest rate risk related fees (including an unfavorable credit valuation adjustment of $1.0 million for the first quarter of 2010 compared to a favorable credit valuation adjustment of $0.5 million for the first quarter of 2009). BOLI income was $3.3 million, down $2.5 million from first quarter 2009, due to death benefits received during the first quarter of 2009. Other income of $5.3 million was $0.2 million lower than first quarter 2009, with small declines in various other noninterest income categories.
Net asset sale losses were $1.6 million for first quarter 2010, compared to net asset sale losses of $1.1 million for the comparable quarter last year, with the $0.5 million increase primarily due to higher losses on sales of other real estate owned. Net investment securities gains of $23.6 million for first quarter 2010 were attributable to gains on the sale of $538 million of mortgage-related securities, while net investment securities gains of $10.6 million for first quarter 2009 were attributable to gains of $13.8 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and other-than-temporary write-downs of $0.3 million on the Corporation’s holding of various equity securities. See Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $151.9 million for first quarter 2010, up $10.6 million (7.5%) over first quarter last year. Personnel expense was up $2.3 million (2.9%) between the comparable first quarter periods, while all remaining expense categories on a combined basis were up $8.3 million (13.0%).
TABLE 5
Noninterest Expense
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2010	2009	Change	Change

Personnel expense	$79,355	$77,098	$2,257	2.9%
Occupancy	13,175	12,881	294	2.3
Equipment	4,385	4,589	(204)	(4.4)
Data processing	7,299	7,597	(298)	(3.9)
Business development and advertising	4,445	4,737	(292)	(6.2)
Stationery and supplies	1,347	1,778	(431)	(24.2)
Other intangible amortization expense	1,253	1,386	(133)	(9.6)
FDIC expense	11,829	5,775	6,054	104.8
Courier	1,075	1,291	(216)	(16.7)
Postage	1,738	2,148	(410)	(19.1)
Legal and professional fees	2,795	4,241	(1,446)	(34.1)
Foreclosure/OREO expense	7,729	5,013	2,716	54.2
Other	15,434	12,730	2,704	21.2

Total noninterest expense	$151,859	$141,264	$10,595	7.5%

Personnel expense to Total noninterest expense	52.3%	54.6%
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $79.4 million for first quarter 2010, up $2.3 million (2.9%) versus the first quarter of 2009. Average full-time equivalent employees were 4,777 for first quarter 2010, down 7.1% from 5,143 for first quarter 2009. Salary-related expenses increased $0.5 million (0.8%). This increase was the result of higher compensation and commissions (up $1.0 million or 1.7%, including merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants), partially offset by declines in formal / discretionary and signing bonuses (down $0.5 million or 14.1%). Fringe benefit expenses were up $1.8 million (11.4%) versus the first quarter of 2009, including higher benefit plan and other fringe benefit expenses (up $1.3 million) and higher costs of premium-based benefits (up $0.5 million).
Compared to the first quarter of 2009, occupancy expense of $13.2 million was up $0.3 million (2.3%), equipment expense of $4.4 million was down $0.2 million (4.4%), data processing expense of $7.3 million was down $0.3 million (3.9%), business development and advertising of $4.4 million was down $0.3 million (6.2%), stationery and supplies of $1.3 million was down $0.4 million (24.2%), courier expense of $1.1 million was down $0.2 million (16.7%), and postage expense of $1.7 million was down $0.4 million (19.1%), reflecting efforts to control selected discretionary expenses. Other intangible amortization decreased $0.1 million (9.6%), attributable to the full amortization of certain intangible assets during 2009. FDIC expense increased $6.1 million due to the deposit insurance rate increase, as well as a larger assessable deposit base. Legal and professional fees of $2.8 million decreased $1.4 million primarily due to lower legal and other professional consultant costs related to corporate projects completed in 2009. Foreclosure / OREO expenses of $7.7 million increased $2.7 million, primarily attributable to a $2.5 million increase in OREO write-downs. Other expense increased $2.7 million (21.2%) from the comparable quarter last year, with first quarter 2010 including a $2.5 million early termination penalty on the repayment of $200 million of long-term funding, as well as a $0.4 million increase to the reserve for losses on unfunded commitments (versus none in the first quarter of 2009). For the remainder of 2010, the Corporation expects FDIC expense will continue to remain elevated and foreclosure / OREO expenses will remain elevated due to continued pressure on foreclosure expenses.

Income Taxes
For the first quarter of 2010, the Corporation recognized income tax benefit of $23.6 million, compared to income tax benefit of $11.2 million for the first quarter of 2009. The change in income tax was primarily due to the level of pretax income (loss) between the comparable first quarter periods. In addition, during the first quarter of 2009, the Corporation recorded a $17.0 million, or $0.13 per common share, net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the then recently enacted Wisconsin combined reporting tax legislation.
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
Balance Sheet
At March 31, 2010, total assets were $23.1 billion, an increase of $0.2 billion (4% annualized) since December 31, 2009. The increase in assets was primarily due to a $1.5 billion increase in cash and cash equivalents and a $193 million increase in loans held for sale, partially offset by an $829 million decline in loans and a $568 million decrease in investment securities available for sale. The growth in assets was primarily funded by deposits, as both short-term borrowings and long-term funding declined since year end 2009.
Loans of $13.3 billion at March 31, 2010, were down $0.8 billion from December 31, 2009, with declines in both commercial and consumer-related loan balances, and minimal change in the mix of loans between the sequential periods. The first quarter decline in loans was predominantly due to commercial loans (down $0.6 billion, led by commercial, financial and agriculture loans), and installment loans (down $0.1 billion, due to the transfer of $156 million of student loans into the loans held for sale category). The Corporation made progress on the initiative of reducing its exposure to Shared National Credits during the first quarter of 2010, as the Shared National Credit loan portfolio declined 7% since year-end 2009 (from $988 million at December 31, 2009 to $917 million at March 31, 2010) and declined 23% since March 31, 2009. Investment securities available for sale were $5.3 billion, down $568 million from year end 2009 (primarily due to the sale of $538 million of mortgage-related investment securities during the first quarter of 2010). For the remainder of 2010, the Corporation anticipates that loan balances will continue to decline due to Corporate decisions to exit specific credit relationships (e.g. Shared National Credits), ongoing efforts to resolve problem credits, and reduced demand related to the continued economic uncertainty.
At March 31, 2010, total deposits of $17.5 billion were up $0.8 billion (5%) from December 31, 2009, primarily attributable to increases in money market and brokered CDs. Since year end 2009, money market deposits increased $0.7 billion (primarily in network transaction deposits) and brokered CDs grew $0.6 billion, while all remaining interest-bearing deposit accounts decreased $0.3 billion on a combined basis. Noninterest-bearing demand deposits decreased to $3.0 billion and represented 18% of total deposits, compared to 20% of total deposits at December 31, 2009, reflecting the usual seasonal decline. Wholesale funding of $2.2 billion was down $1.0 billion since year-end 2009, with short-term borrowings down $0.7 billion and long-term funding decreasing $0.3 billion (including the early repayment of $0.2 billion of long-term repurchase agreements for which the Corporation incurred an early termination penalty of $2.5 million).
Since March 31, 2009, loans declined $2.6 billion, with commercial loans down $1.9 billion (19%) and consumer-related loan balances down $0.7 million (12%). Since March 31, 2009, deposits grew $1.6 billion, primarily attributable to a $1.1 billion increase in money market deposits (which includes a $0.9 billion increase in network transaction deposits) and a $1.1 billion increase in interest-bearing demand deposits, and a $0.7 billion decrease in other time deposits. Given the increase in deposit balances, wholesale funding was reduced by $3.1 billion since March 31, 2009, including a $2.8 billion decrease in short-term borrowings and a $0.3 billion decrease in long- term funding.

TABLE 6
Period End Loan Composition
($ in Thousands)

	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$3,099,265	23%	$3,450,632	24%	$3,613,457	25%	$3,904,925	25%	$4,160,274	26%
Commercial real estate	3,699,139	28	3,817,066	27	3,902,340	26	3,737,749	24	3,575,301	22
Real estate construction	1,281,868	10	1,397,493	10	1,611,857	11	1,963,919	13	2,228,090	14
Lease financing	87,568	1	95,851	1	102,130	1	110,262	1	116,100	1

Commercial	8,167,840	62	8,761,042	62	9,229,784	63	9,716,855	63	10,079,765	63
Home equity (1)	2,468,587	18	2,546,167	18	2,591,262	17	2,656,747	17	2,784,248	18
Installment	759,025	6	873,568	6	885,970	6	844,065	6	853,214	5

Retail	3,227,612	24	3,419,735	24	3,477,232	23	3,500,812	23	3,637,462	23
Residential mortgage	1,903,869	14	1,947,848	14	2,058,581	14	2,092,440	14	2,200,725	14

Total loans	$13,299,321	100%	$14,128,625	100%	$14,765,597	100%	$15,310,107	100%	$15,917,952	100%

Farmland	$45,636	1%	$47,514	1%	$48,584	1%	$52,010	1%	$56,258	2%
Multi-family	526,963	14	543,936	14	538,724	14	500,363	13	507,722	14
Owner occupied	1,156,318	32	1,198,075	32	1,264,295	32	1,335,935	36	1,258,677	35
Non-owner occupied	1,970,222	53	2,027,541	53	2,050,737	53	1,849,441	50	1,752,644	49

Commercial real estate	$3,699,139	100%	$3,817,066	100%	$3,902,340	100%	$3,737,749	100%	$3,575,301	100%

1-4 family construction	$220,630	17%	$251,307	18%	$293,568	18%	$329,699	17%	$398,711	18%
All other construction	1,061,238	83	1,146,186	82	1,318,289	82	1,634,220	83	1,829,379	82

Real estate construction	$1,281,868	100%	$1,397,493	100%	$1,611,857	100%	$1,963,919	100%	$2,228,090	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit Composition
($ in Thousands)

	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$3,023,247	18%	$3,274,973	20%	$2,984,486	18%	$2,846,570	17%	$2,818,088	18%
Savings	897,740	5	845,509	5	871,539	5	898,527	6	895,310	6
Interest-bearing demand	2,939,390	17	3,099,358	18	2,395,429	15	2,242,800	14	1,796,724	11
Money market	6,522,901	37	5,806,661	35	5,724,418	35	5,410,498	33	5,410,095	34
Brokered CDs	742,119	4	141,968	1	653,090	4	930,582	6	922,491	6
Other time	3,371,390	19	3,560,144	21	3,817,147	23	3,991,414	24	4,030,481	25

Total deposits	$17,496,787	100%	$16,728,613	100%	$16,446,109	100%	$16,320,391	100%	$15,873,189	100%

Total deposits, excluding Brokered CDs	$16,754,668	96%	$16,586,645	99%	$15,793,019	96%	$15,389,809	94%	$14,950,698	94%
Network transaction deposits included above in interest-bearing demand and money market	$2,641,648	15%	$1,926,539	11%	$1,767,271	11%	$1,605,722	10%	$1,759,656	11%
Total deposits, excluding Brokered CDs and network transaction deposits	$14,113,020	81%	$14,660,106	88%	$14,025,748	85%	$13,784,087	84%	$13,191,042	83%
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
The allocation methodology used at March 31, 2010 and December 31, 2009 was comparable, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of special mention, substandard, or doubtful) and non-criticized loan categories (which include watch rated loans), into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management allocates the allowance for loan losses for credit losses by pools of risk. First, a valuation allowance estimate is established for specifically identified loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates allowance for loan losses with loss factors by loan type (used for both criticized and non-criticized loan pools), primarily based on historical loss rates with consideration for loan type, historical loss and delinquency experience, and industry statistics. Loans that are criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to additional factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.
At March 31, 2010, the allowance for loan losses was $575.6 million compared to $313.2 million at March 31, 2009, and $573.5 million at December 31, 2009. At March 31, 2010, the allowance for loan losses to total loans was 4.33% and covered 48% of nonperforming loans, compared to 1.97% and 69%, respectively, at March 31, 2009, and 4.06% and 51%, respectively, at December 31, 2009. At March 31, 2010, the Corporation had $988 million of specifically identified impaired loans with a current allowance for loan losses allocation of $159 million and for which the Corporation had recognized $292 million of net charge offs resulting in a net mark of 65% on impaired loans. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets.
The provision for loan losses for the first quarter of 2010 was $165.3 million, compared to $105.4 million for the first quarter of 2009, and $394.8 million for the fourth quarter of 2009. Net charge offs were $163.3 million for the three months ended March 31, 2010, $57.6 million for the comparable period ended March 31, 2009, and $233.8 million for the fourth quarter of 2009. The increase in net charge offs since March 31, 2009, was mainly attributable to a higher incidence of larger (greater than $2 million) commercial net charge offs within the residential and land development loans, and in the financial services and housing-related industries, while the increase in consumer-related net charge offs was primarily attributable to deteriorating economic conditions and a weak housing market. The ratio of net charge offs to average loans on an annualized basis was 4.76%, 1.42%, and 6.35% for the quarterly periods ended March 31, 2010, March 31, 2009, and December 31, 2009, respectively.
Asset quality stress experienced during the past few years accelerated considerably during 2009 with the Corporation experiencing elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s historical trends. Industry issues impacting asset quality during this period included a general deterioration in economic factors (such as higher and more volatile energy prices, rising unemployment, the fall of the dollar, and concerns about inflation or recession); declining commercial and residential real estate markets; and waning consumer confidence. Declining collateral values have significantly contributed to the elevated levels of nonperforming loans, net charge offs, and allowance for loan losses, resulting in the increase in the provision for loan losses that the Corporation has experienced in recent periods. During this time period, the Corporation has continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories. As we continue to take actions to deal with nonperforming loans, we believe the loan loss provision will continue to moderate over the next few quarters, while charge offs will remain elevated as we work through our remaining problem loans. To help achieve this strategy, we are considering potential sales of nonperforming loans.
While there was minimal change in overall loan mix, loans declined $0.8 billion since year end 2009 with declines in both commercial and consumer-related loan balances (down $0.6 billion and $0.2 billion, respectively); and compared to March 31, 2009, loans declined $2.6 billion with commercial loans down $1.9 billion and consumer-related loan balances down $0.7 billion (see section “Balance Sheet” and Table 6). Criticized loans decreased 7% since year-end 2009 (representing 23% of total loans at both March 31, 2010 and December 31, 2009), and compared to a year ago, criticized loans increased 29% (representing 15% of total loans at March 31, 2009). Loans past due 30-89 days decreased $75 million since year-end 2009 (with commercial past due loans down $69 million and consumer-related past due loans down $6 million), and decreased $81 million since March 31, 2009 (with commercial and consumer-related past due loans down $64 million and $17 million, respectively). Since year-end 2009, nonperforming loans rose $88 million (with commercial nonperforming loans up $79 million and consumer-related nonperforming loans up $9 million) and increased $758 million since March 31, 2009 (with commercial and consumer-related nonperforming loans up $697 million and $61 million, respectively). Nonperforming loans to total loans were 9.10%, 7.94%, and 2.84% at March 31, 2010, and December 31 and March 31, 2009, respectively (see Table 9). The allowance for loan losses to loans increased to 4.33% at March 31, 2010, compared to 4.06% at year-end 2009 and 1.97% at March 31, 2009.
Management believes the level of allowance for loan losses to be appropriate at March 31, 2010 and December 31, 2009.
Consolidated net income could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, new management information as a result of enhancements in our credit infrastructure, and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures compared to the Corporation’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the three months						At and for the year
	ended March 31,						ended December 31,
	2010			2009			2009

Allowance for Loan Losses:
Balance at beginning of period	$573,533			$265,378			$265,378
Provision for loan losses	165,345			105,424			750,645
Charge offs	(174,627)			(60,174)			(452,206)
Recoveries	11,322			2,600			9,716

Net charge offs	(163,305)			(57,574)			(442,490)

Balance at end of period	$575,573			$313,228			$573,533

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$63,699	795		$35,890	341		$155,677	401
Commercial real estate (CRE)	21,328	230		2,858	32		56,239	150
Real estate construction	60,186	1,780		3,452	62		157,197	816
Lease financing	774	341		2	1		1,570	144

Total commercial	145,987	698		42,202	167		370,683	383
Home equity	11,769	190		10,742	153		48,790	181
Installment	2,222	98		1,986	94		8,839	103

Total retail	13,991	166		12,728	139		57,629	162
Residential mortgage	3,327	67		2,644	43		14,178	60

Total net charge offs	$163,305	476		$57,574	142		$442,490	284

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$189	163		$(39)	(28)		$146	28
Multi-family	1,117	83		669	54		6,225	119
Owner occupied	3,997	138		866	28		7,352	58
Non-owner occupied	16,025	325		1,362	31		42,516	224

Commercial real estate	$21,328	230		$2,858	32		$56,239	150

1-4 family construction	$7,701	1,327		$876	86		$38,662	1,129
All other construction	52,485	1,873		2,576	57		118,535	748

Real estate construction	$60,186	1,780		$3,452	62		$157,197	816

(A) — Ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans		4.33%			1.97%			4.06%
Allowance for loan losses to net charge offs (annualized)		0.9	x		1.3	x		1.3	x

TABLE 8 (continued)
Allowance for Loan Losses
($ in Thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
Quarterly Trends:	2010	2009	2009	2009	2009
Allowance for Loan Losses:
Balance at beginning of period	$573,533	$412,530	$407,167	$313,228	$265,378
Provision for loan losses	165,345	394,789	95,410	155,022	105,424
Charge offs	(174,627)	(236,367)	(92,340)	(63,325)	(60,174)
Recoveries	11,322	2,581	2,293	2,242	2,600

Net charge offs	(163,305)	(233,786)	(90,047)	(61,083)	(57,574)

Balance at end of period	$575,573	$573,533	$412,530	$407,167	$313,228

Impaired Loans Analysis:
Impaired loan amount (pre charge off)	$1,280,239	$1,152,323	$801,039	$685,195	$407,800
Cumulative charge offs recognized	(292,428)	(244,137)	(116,929)	(113,041)	(86,729)

Current impaired loan balance	987,811	908,186	684,110	572,154	321,071
Reserves on impaired loans	158,705	141,675	72,929	84,455	45,252

Current balance, net of reserves	$829,106	$766,511	$611,181	$487,699	$275,819

Current mark on impaired loans *	65%	67%	76%	71%	68%

*	Current mark on impaired loans = Current balance, net of reserves divided by Impaired loan amount (pre charge off).

Net loan charge offs (recoveries):		(A)		(A)		(A)		(A)		(A)
Commercial, financial, and agricultural	$63,699	795	$42,940	490	$57,480	611	$19,367	191	$35,890	341
Commercial real estate (CRE)	21,328	230	40,550	412	4,449	45	8,382	92	2,858	32
Real estate construction	60,186	N/M	124,659	N/M	12,837	285	16,249	307	3,452	62
Lease financing	774	341	261	105	319	119	988	349	2	1

Total commercial	145,987	698	208,410	915	75,085	313	44,986	182	42,202	167
Home equity	11,769	190	16,503	254	11,202	170	10,343	152	10,742	153
Installment	2,222	98	2,099	94	2,433	113	2,321	110	1,986	94

Total retail	13,991	166	18,602	213	13,635	156	12,664	142	12,728	139
Residential mortgage	3,327	67	6,774	127	1,327	23	3,433	53	2,644	43

Total net charge offs	$163,305	476	$233,786	635	$90,047	234	$61,083	152	$57,574	142

CRE & Construction Net Charge Off Detail:		(A)		(A)		(A)		(A)		(A)
Farmland	$189	163	$(25)	(21)	$—	—	$210	154	$(39)	(28)
Multi-family	1,117	83	4,700	331	444	33	412	33	669	54
Owner occupied	3,997	138	2,013	65	2,102	62	2,371	74	866	28
Non-owner occupied	16,025	325	33,862	649	1,903	39	5,389	121	1,362	31

Commercial real estate	$21,328	230	$40,550	412	$4,449	45	$8,382	92	$2,858	32

1-4 family construction	$7,701	1,327	$23,926	N/M	$11,459	N/M	$2,401	274	$876	86
All other construction	52,485	1,873	100,733	N/M	1,378	37	13,848	313	2,576	57

Real estate construction	$60,186	1,780	$124,659	N/M	$12,837	285	$16,249	307	$3,452	62

(A) — Ratio of net charge offs to average loans by loan type in basis points.
N/M — Not meaningful.

TABLE 9
Nonperforming Assets
($ in Thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Nonperforming assets:
Nonaccrual loans:
Commercial	$1,047,840	$964,888	$737,817	$616,434	$355,579
Residential mortgage	85,740	81,811	75,681	57,277	51,248
Retail	46,605	31,100	31,822	26,803	26,419

Total nonaccrual loans	1,180,185	1,077,799	845,320	700,514	433,246
Accruing loans past due 90 days or more:
Commercial	5,450	9,394	6,155	3,339	905
Residential	—	—	—	—	10
Retail	903	15,587	17,019	16,446	15,087

Total accruing loans past due 90 days or more	6,353	24,981	23,174	19,785	16,002
Restructured loans:
Commercial	763	480	265	430	326
Residential	15,875	13,410	12,540	9,889	2,128
Retail	6,782	5,147	4,451	2,770	473

Total restructured loans	23,420	19,037	17,256	13,089	2,927

Total nonperforming loans (NPLs)	1,209,958	1,121,817	885,750	733,388	452,175
Other real estate owned (OREO)	62,220	68,441	60,010	51,633	54,883

Total nonperforming assets (NPAs)	$1,272,178	$1,190,258	$945,760	$785,021	$507,058

Ratios:
NPLs to total loans	9.10%	7.94%	6.00%	4.79%	2.84%
NPAs to total loans plus OREO	9.52	8.38	6.38	5.11	3.17
NPAs to total assets	5.51	5.20	4.13	3.27	2.08
Allowance for loan losses to NPLs	47.57	51.13	46.57	55.52	69.27
Allowance for loan losses to total loans	4.33	4.06	2.79	2.66	1.97

Nonperforming assets by type:		(A)		(A)		(A)		(A)		(A)
Commercial, financial, and agricultural	$180,182	6%	$234,418	7%	$209,843	6%	$187,943	5%	$102,257	2%
Commercial real estate	356,853	10%	307,478	8%	213,736	5%	165,929	4%	100,838	3%
Real estate construction	487,552	38%	413,360	30%	301,844	19%	264,402	13%	152,008	7%
Leasing	29,466	34%	19,506	20%	18,814	18%	1,929	2%	1,707	1%

Total commercial	1,054,053	13%	974,762	11%	744,237	8%	620,203	6%	356,810	4%
Home equity	47,231	2%	44,257	2%	45,905	2%	38,474	1%	35,224	1%
Installment	7,059	1%	7,577	1%	7,387	1%	7,545	1%	6,755	1%

Total retail	54,290	2%	51,834	2%	53,292	2%	46,019	1%	41,979	1%
Residential mortgage	101,615	5%	95,221	5%	88,221	4%	67,166	3%	53,386	2%

Total nonperforming loans	1,209,958	9%	1,121,817	8%	885,750	6%	733,388	5%	452,175	3%
Commercial real estate owned	46,425		52,468		45,188		36,818		36,729
Residential real estate owned	11,397		11,572		11,635		11,628		13,484
Bank properties real estate owned	4,398		4,401		3,187		3,187		4,670

Other real estate owned	62,220		68,441		60,010		51,633		54,883

Total nonperforming assets	$1,272,178		$1,190,258		$945,760		$785,021		$507,058

Commercial real estate & Real estate construction NPLs Detail:
Farmland	$2,801	6%	$1,524	3%	$1,303	3%	$400	1%	$706	1%
Multi-family	32,835	6%	17,867	3%	23,317	4%	13,696	3%	11,414	2%
Owner occupied	70,444	6%	61,170	5%	46,623	4%	45,304	3%	35,867	3%
Non-owner occupied	250,773	13%	226,917	11%	142,493	7%	106,529	6%	52,851	3%

Commercial real estate	$356,853	10%	$307,478	8%	$213,736	5%	$165,929	4%	$100,838	3%

1-4 family construction	$92,828	42%	$77,902	31%	$88,849	30%	$91,216	28%	$58,443	15%
All other construction	394,724	37%	335,458	29%	212,995	16%	173,186	11%	93,565	5%

Real estate construction	$487,552	38%	$413,360	30%	$301,844	19%	$264,402	13%	$152,008	7%

(A) — Ratio of nonperforming loans by type to total loans by type.

TABLE 9 (continued)
Nonperforming Assets
($ in Thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Loans 30-89 days past due by type:
Commercial, financial, and agricultural	$51,042	$64,369	$43,159	$47,515	$60,838
Commercial real estate	69,836	81,975	50,029	66,288	61,587
Real estate construction	13,805	56,559	39,184	35,166	75,136
Leasing	98	823	873	18,833	759

Total commercial	134,781	203,726	133,245	167,802	198,320
Home equity	12,919	14,304	16,852	19,755	18,137
Installment	4,794	8,499	7,401	7,577	10,382

Total retail	17,713	22,803	24,253	27,332	28,519
Residential mortgage	12,786	14,226	17,994	14,189	19,015

Total loans past due 30-89 days	$165,280	$240,755	$175,492	$209,323	$245,854

Commercial real estate & Real estate construction loans 30-89 days past due Detail:
Farmland	$123	$1,338	$265	$1,493	$1,257
Multi-family	6,508	7,669	2,780	4,120	5,168
Owner occupied	24,137	30,043	21,071	28,339	16,072
Non-owner occupied	39,068	42,925	25,913	32,336	39,090

Commercial real estate	$69,836	$81,975	$50,029	$66,288	$61,587

1-4 family construction	$2,313	$38,555	$9,530	$14,668	$29,753
All other construction	11,492	18,004	29,654	20,498	45,383

Real estate construction	$13,805	$56,559	$39,184	$35,166	$75,136

Potential problem loans by type:
Commercial, financial, and agricultural	$505,903	$563,836	$481,034	$428,550	$365,069
Commercial real estate	565,969	598,137	588,013	462,103	280,479
Real estate construction	262,572	391,105	462,029	481,467	347,968
Leasing	5,158	8,367	9,572	24,934	2,938

Total commercial	1,339,602	1,561,445	1,540,648	1,397,054	996,454
Home equity	7,446	13,400	15,933	13,626	5,935
Installment	1,103	1,524	1,908	1,043	1,132

Total retail	8,549	14,924	17,841	14,669	7,067
Residential mortgage	19,591	19,150	15,414	14,448	13,030

Total potential problem loans	$1,367,742	$1,595,519	$1,573,903	$1,426,171	$1,016,551

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
Nonperforming loans are considered one indicator of potential loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $21.4 million, $17.5 million, and $20.6 million of these past due student loans at March 31, 2010, March 31, 2009, and December 31, 2009, respectively.
Nonperforming loans were $1.2 billion at March 31, 2010, compared to $452 million at March 31, 2009 and $1.1 billion at year-end 2009, reflecting the continued impact of the economy on the Corporation’s customers. Loans past due 30-89 days were $165 million at March 31, 2010, a decrease of $81 million from March 31, 2009 and a decrease of $75 million from December 31, 2009. The ratio of nonperforming loans to total loans was 9.10% at March 31, 2010, compared to 2.84% at March 31, 2009 and 7.94% at year-end 2009. The Corporation’s allowance for loan losses to nonperforming loans was 48% at March 31, 2010, compared to 69% at March 31, 2009 and 51% at December 31, 2009.

The recent market conditions have been marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. The increase in nonperforming loans was primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs brought on by deteriorating real estate conditions and the weakening economy. As shown in Table 9, total nonperforming loans were up $88 million since year-end 2009, with commercial nonperforming loans up $79 million (primarily in the real estate construction and commercial real estate categories) and consumer-related nonperforming loans were up $9 million. Since March 31, 2009, total nonperforming loans increased $758 million, with commercial nonperforming loans up $697 million and consumer-related nonperforming loans up $61 million. The addition of specific larger commercial credit relationships was the primary cause for the decline in the ratio of the allowance for loan losses to nonperforming loans. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at March 31, 2010 and December 31, 2009, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger commercial credit relationships, as well as other factors, in determining the overall appropriate level of the allowance for loan losses.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At March 31, 2010, potential problem loans totaled $1.4 billion, compared to $1.0 billion at March 31, 2009, and $1.6 billion at December 31, 2009. The $0.2 billion decrease in potential problem loans since December 31, 2009, was primarily due to a $129 million decrease in real estate construction, a $32 million decrease in commercial real estate, and a $58 million decrease in commercial, financial, and agricultural, while the $0.4 billion increase since March 31, 2009 was primarily due to a $285 million increase in commercial real estate and a $141 million increase in commercial, financial, and agricultural. The level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on the underlying real estate values (both residential and commercial).
Other Real Estate Owned: Other real estate owned was $62.2 million at March 31, 2010, compared to $54.9 million at March 31, 2009, and $68.4 million at year-end 2009. The $7.3 million increase in other real estate owned between the March 31 periods was predominantly due to a $9.7 million increase in commercial real estate owned (primarily attributable to 2 larger commercial foreclosures), partially offset by a $2.1 million decrease in residential real estate owned and a $0.3 million decrease to bank premises no longer used for banking and reclassified into other real estate owned. Since year-end 2009, other real estate owned decreased $6.2 million, including a $6.0 million decrease in commercial real estate owned and a $0.2 million decrease in residential real estate owned.
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
On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44.8 million shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478.3 million. The Corporation intends to use the net proceeds of this offering to support the Bank, for continued growth, and for working capital and other general corporate purposes.
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At March 31, 2010, the Corporation was in compliance with its internal liquidity objectives.
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
The Corporation’s credit rating was downgraded by S&P in January 2010 and was downgraded by Moody’s in February 2010. In addition, on April 28, 2010, S&P placed the Corporation on negative credit watch. The rating agencies continue to have a negative outlook on the banking industry. The primary impact of these credit rating downgrades was that unsecured funding has become severely limited; however, the Corporation has approximately $5 billion in secured borrowing capacity available subsequent to these credit rating downgrades. In order to mitigate the increased liquidity risk associated with these downgrades, the Corporation took steps to proactively increase its cash equivalent levels during the quarter. This was achieved through the approval of a liquidity plan which provides for increasing network transaction accounts and Brokered CDs to fund asset growth, as necessary, as well as a targeted focus on retail deposit retention through competitive pricing. The credit ratings of the Parent Company and its subsidiary bank are displayed below.

	March 31, 2010			December 31, 2009
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Bank short-term	P2	B	F3	P1	A3	F3
Bank long-term	A3	BB+	BBB-	A1	BBB-	BBB-

Corporation short-term	P2	B	B	P1	B	B
Corporation long-term	Baa1	BB-	BB+	A2	BB+	BB+

Subordinated debt long-term	Baa2	B	BB	A3	BB-	BB
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent

Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. In September 2008, the Parent Company issued $26 million in a subordinated note offering, bearing a 9.25% fixed coupon rate, 5-year no-call provision, and 10-year maturity, while in August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at March 31, 2010. The availability under the commercial paper program was temporarily suspended due to the S&P downgrade in November 2009 noted above.
In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) was $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). While any Senior Preferred Stock is outstanding, the Corporation may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the purchase of the Senior Preferred Stock by the United States Department of the Treasury (“UST”), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to pay quarterly dividends on its common stock greater than $0.32 per share.
While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The subsidiary bank is subject to regulation and may be limited in its ability to pay dividends or transfer funds to the Parent Company. On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary regulator. The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. See section “Capital” for additional discussion related to the MOU.
A bank note program associated with the Bank was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2010, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at March 31, 2010. Given the S&P and Moody’s downgrades noted above, the cost to issue funds under the bank note program would be cost prohibitive. The Bank has also established federal funds lines with major banks and the ability to borrow from the Federal Home Loan Bank ($1.0 billion was outstanding at March 31, 2010). Associated Bank also issues institutional certificates of deposit, network transaction deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2010, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.3 billion investment securities portfolio at March 31, 2010, $1.9 billion was pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
In addition, the Corporation has $185 million of FHLB and Federal Reserve stock combined, which is “restricted” in nature and less liquid than other tradable equity securities. The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. An investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered.
On November 21, 2008, the FDIC approved the final rule to provide short-term liquidity relief under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee (“TAG”) Program, which provides full deposit insurance coverage for certain noninterest-bearing transaction deposit accounts and certain interest-bearing NOW transaction accounts, regardless of dollar amount. On December 5, 2008, the Corporation opted into the TAG Program. On August 26, 2009, the FDIC approved the final rule extending the TAG Program for six months until June 30, 2010, and increased the applicable TAG assessment fees during that six month period. On April 13, 2010, the FDIC approved the issuance of an interim rule, with a 30-day comment period, amending the TAG Program. The proposed interim rule would extend the TAG Program through December 31, 2010, with the possibility of an additional 12-month extension through December 31, 2011, with no increase in the TAG assessment rates. In addition, the proposed interim rule requires TAG assessment reporting based upon average daily account balances and reduces the maximum interest rate for TAG qualifying NOW accounts from 0.50% to 0.25%. The Corporation did not opt out of the TAG Program extension.
For the three months ended March 31, 2010, net cash provided by operating, financing, and investing activities was $94.4 million, $1.1 billion, and $276.6 million, respectively, for a net increase in cash and cash equivalents of $1.5 billion since year-end 2009. During first quarter 2010, loans held for sale increased $193 million, while loans declined $829 million and investment securities decreased $568 million. The $768 million increase in deposits was predominantly used to repay short-term borrowings and long-term funding.
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
The following table represents the Corporation’s consolidated static gap position as of March 31, 2010.

	Table 10: Interest Rate Sensitivity Analysis

			Interest Sensitivity Period
	0-90 Days	91-180 Days	181-365 Days	Total Within	1 Year		Over 1 Year	Total
			($ in Thousands)
Earning assets:
Loans held for sale	$274,003	$—	$—	$274,003		$—		$274,003
Investment securities, at fair value	726,736	250,621	462,954	1,440,311		4,011,872		5,452,183
Loans	6,718,125	701,293	1,172,095	8,591,513		4,707,808		13,299,321
Other earning assets	2,017,748	—	—	2,017,748		—		2,017,748

Total earning assets	$9,736,612	$951,914	$1,635,049	$12,323,575		$8,719,680		$21,043,255

Interest-bearing liabilities:
Deposits (1) (2)	$4,980,410	$1,928,935	$3,156,142	$10,065,487		$6,689,181		$16,754,668
Other interest-bearing liabilities (2)	1,023,045	254,696	514,141	1,791,882		1,169,780		2,961,662
Interest rate swap	(200,000)	—	—	(200,000)		200,000		—

Total interest-bearing liabilities	$5,803,455	$2,183,631	$3,670,283	$11,657,369		$8,058,961		$19,716,330

Interest sensitivity gap	3,933,157	(1,231,717)	(2,035,234)	666,206		660,719		1,326,925
Cumulative interest sensitivity gap	3,933,157	2,701,440	666,206
Cumulative gap as a percentage of earning assets at March 31, 2010	18.7%	12.8%	3.2%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $742 million have been included with other interest-bearing liabilities and excluded from deposits.
The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of March 31, 2010, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At December 31, 2009, the Corporation was in a liability sensitive position, due to increased short-term funding issued to support the increase in the investment portfolio. (Liability sensitive means that liabilities will reprice faster than assets, while asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) At March 31, 2010, the Corporation was in an asset sensitive position, due to the common stock issuance in January 2010 and the implementation of the liquidity plan. For the remainder of 2010, the Corporation’s objective is to remain in an asset sensitive position. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”
Interest rate risk of embedded positions (including prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and cap and floor options within products) require a more dynamic measuring tool to capture earnings risk. Simulation of earnings and economic value of equity are used to more completely assess interest rate risk.
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
The resulting simulations for March 31, 2010, projected that net interest income would increase by approximately 1.8% if rates rose by a 100 bp shock. At December 31, 2009, the 100 bp shock up was projected to decrease net interest income by approximately 0.3%. As of March 31, 2010, the simulation of earnings results were within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of March 31, 2010, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2010, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.

Table 11 summarizes significant contractual obligations and other commitments at March 31, 2010, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

	TABLE 11: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
		($ in Thousands)
Time deposits	$3,036,128	$970,229	$106,809	$343	$4,113,509
Short-term borrowings	575,564	—	—	—	575,564
Long-term funding	700,000	699,873	91	244,015	1,643,979
Operating leases	11,587	19,680	12,978	15,845	60,090
Commitments to extend credit	3,221,649	799,607	95,187	61,378	4,177,821

Total	$7,544,928	$2,489,389	$215,065	$321,581	$10,570,963

Capital
Stockholders’ equity at March 31, 2010 was $3.2 billion, up $442 million from December 31, 2009. The change in stockholders’ equity between the two periods was primarily attributable to the completion of a common equity offering on January 15, 2010, which resulted in a net increase in stockholders’ equity of $478 million and a 44.8 million increase in the number of common shares outstanding. Cash dividends of $0.01 per share were paid in the first quarter of 2010, compared to $0.32 per share in the first quarter of 2009. At March 31, 2010, stockholders’ equity included $59.7 million of accumulated other comprehensive income compared to $63.4 million of accumulated other comprehensive income at December 31, 2009. The change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $94.0 million at December 31, 2009, to unrealized gains of $90.4 million at March 31, 2010). Stockholders’ equity to assets was 13.76% and 11.97% at March 31, 2010 and December 31, 2009, respectively.
On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) – 8% and total capital to risk-weighted assets – 12%. At March 31, 2010, the Bank’s capital ratios were 8.88% and 15.21%, respectively. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”), its primary banking regulator. The Memorandum, which was entered into with the Reserve Bank following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank which requires the Corporation to submit for the Reserve Bank’s approval by June 1, 2010, plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. The Corporation is required to submit reports quarterly of its progress on these items. The Corporation is required to obtain the prior approval of the Reserve Bank for the payment of dividends and to provide prior notification to the Reserve Bank of interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock. Management is in the process of addressing the matters in the Memorandum and will be timely reporting the Corporation’s progress to the Reserve Bank.
On November 21, 2008, the Corporation announced that it sold $525 million of Senior Preferred Stock and related Common Stock Warrants to the UST under the Capital Purchase Program (“CPP”). Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock; (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice; and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2009 and the first three months of 2010, no shares were repurchased under this authorization. At March 31, 2010, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.
The Corporation regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. The capital ratios of the Corporation and its banking affiliate are greater than minimums required by regulatory guidelines. The Corporation’s capital ratios are summarized in Table 12.
TABLE 12
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Total stockholders’ equity	$3,180,509	$2,738,608	$2,924,659	$2,873,768	$2,897,169
Tier 1 capital	2,366,457	1,918,238	2,103,581	2,098,647	2,115,120
Total capital	2,618,318	2,180,959	2,372,711	2,418,084	2,443,772
Market capitalization	2,378,829	1,407,915	1,460,207	1,598,263	1,975,437

Book value per common share	$15.44	$17.42	$18.88	$18.49	$18.68
Tangible book value per common share	9.90	9.93	11.38	10.97	11.15
Cash dividend per common share	0.01	0.05	0.05	0.05	0.32
Stock price at end of period	13.76	11.01	11.42	12.50	15.45
Low closing price for the period	11.48	10.37	9.21	12.50	10.60
High closing price for the period	14.54	13.00	12.67	19.00	21.39

Total stockholders’ equity / assets	13.76%	11.97%	12.78%	11.97%	11.90%
Tangible common equity / tangible assets (1)	7.73	5.79	6.64	6.09	6.10
Tangible stockholders’ equity / tangible assets (2)	10.04	8.12	8.96	8.30	8.27
Tier 1 common equity / risk-weighted assets (3)	11.43	7.85	8.67	8.21	7.91
Tier 1 leverage ratio	10.57	8.76	9.35	9.06	9.06
Tier 1 risk-based capital ratio	16.40	12.52	13.14	12.45	11.93
Total risk-based capital ratio	18.15	14.24	14.83	14.35	13.79

Shares outstanding (period end)	172,880	127,876	127,864	127,861	127,860
Basic shares outstanding (average)	165,842	127,869	127,863	127,861	127,839
Diluted shares outstanding (average)	165,842	127,869	127,863	127,861	127,845

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

Sequential Quarter Results
The Corporation recorded a net loss of $26.4 million for the three months ended March 31, 2010, compared to a net loss of $173.2 million for the three months ended December 31, 2009. Net loss available to common equity was $33.8 million for the three months ended March 31, 2010, or a net loss of $0.20 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the three months ended December 31, 2009, was $180.6 million, or a net loss of $1.41 for both basic and diluted earnings per common share (see Table 1).
TABLE 13
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Summary of Operations:
Net interest income	$169,222	$178,353	$179,236	$179,138	$189,278
Provision for loan losses	165,345	394,789	95,410	155,022	105,424
Noninterest income
Trust service fees	9,356	9,906	9,057	8,569	8,477
Service charges on deposit accounts	26,059	29,213	30,829	29,671	27,205
Card-based and other nondeposit fees	10,820	12,359	11,586	11,858	10,174
Retail commissions	15,817	15,296	15,041	14,829	15,512

Core fee-based revenue	62,052	66,774	66,513	64,927	61,368
Mortgage banking, net	5,407	9,227	(909)	28,297	4,267
Capital market fees, net	130	291	226	2,393	2,626
BOLI income	3,256	3,310	3,789	3,161	5,772
Asset sale losses, net	(1,641)	(1,551)	(126)	(1,287)	(1,107)
Investment securities gains (losses), net	23,581	(395)	(42)	(1,385)	10,596
Other	5,253	7,078	5,858	5,835	5,455

Total noninterest income	98,038	84,734	75,309	101,941	88,977
Noninterest expense
Personnel expense	79,355	72,620	73,501	81,171	77,098
Occupancy	13,175	12,170	11,949	12,341	12,881
Equipment	4,385	4,551	4,575	4,670	4,589
Data processing	7,299	7,728	7,442	8,126	7,597
Business development and advertising	4,445	4,443	3,910	4,943	4,737
Other intangible amortization	1,253	1,386	1,386	1,385	1,386
Legal and professional fees	2,795	6,386	3,349	5,586	4,241
Foreclosure/OREO expense	7,729	10,852	8,688	13,576	5,013
FDIC expense	11,829	9,618	8,451	18,090	5,775
Other	19,594	29,260	17,860	20,143	17,947

Total noninterest expense	151,859	159,014	141,111	170,031	141,264
Income tax expense (benefit)	(23,555)	(117,479)	2,030	(26,633)	(11,158)

Net income (loss)	(26,389)	(173,237)	15,994	(17,341)	42,725
Preferred stock dividends and discount accretion	7,365	7,354	7,342	7,331	7,321

Net income (loss) available to common equity	$(33,754)	$(180,591)	$8,652	$(24,672)	$35,404

Taxable equivalent net interest income	$175,256	$184,541	$185,174	$185,288	$195,822
Net interest margin	3.35%	3.59%	3.50%	3.40%	3.59%
Effective tax rate (benefit)	(47.16%)	(40.41%)	11.26%	(60.57%)	(35.35%)

Average Balances:
Assets	$23,151,767	$22,773,576	$23,362,954	$24,064,567	$24,255,783
Earning assets	21,075,408	20,499,225	21,063,016	21,847,267	21,959,077
Interest-bearing liabilities	16,970,884	16,663,947	17,412,341	18,125,389	18,457,879
Loans	13,924,978	14,605,107	15,248,895	16,122,063	16,430,347
Deposits	17,143,924	16,407,034	16,264,181	16,100,686	15,045,976
Wholesale funding	2,837,001	3,332,642	4,067,830	4,876,970	6,098,266
Stockholders’ equity	3,145,074	2,898,132	2,904,210	2,909,700	2,899,603
Taxable equivalent net interest income for the first quarter of 2010 was $175.3 million, $9.3 million lower than the fourth quarter of 2009. Changes in the rate environment and product pricing lowered net interest income by $4.6 million, while changes in balance sheet volume and mix decreased taxable equivalent net interest income by $3.2 million and two fewer days in the first quarter decreased net interest income by $1.5 million. The Federal funds rate averaged 0.25% for both the first quarter of 2010 and the fourth quarter of 2009. The net interest margin between the sequential quarters was down 24 bp, to 3.35% in the first quarter of 2010, comprised of a 2 bp lower contribution from net free funds (to 0.22%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds) and a 22 bp lower interest rate spread (to 3.13%, as the rate on interest-bearing liabilities fell 13 bp and the yield on earning assets declined 35 bp). Average earning assets grew $0.6 billion to $21.1 billion in the first quarter of 2010, with average investments up $1.3 billion, while average loans declined $0.7 billion (predominantly in commercial loans). On the funding side, average interest-bearing deposits were up $0.8 billion, while average demand deposits were minimally changed (down $66 million). On average, wholesale funding balances were down $0.5 billion, comprised of a $0.6 billion decrease in short-term borrowings and a $0.1 billion increase in long-term funding.
Provision for loan losses for the first quarter of 2010 was $165.3 million (or $2.0 million greater than net charge offs), compared to $394.8 million (or $161.0 million greater than net charge offs) in the fourth quarter of 2009. Annualized net charge offs represented 4.76% of average loans for the first quarter of 2010 compared to 6.35% for the fourth quarter of 2009. Total nonperforming loans of $1.2 billion (9.10% of total loans) at March 31, 2010 were up from $1.1 billion (7.94% of total loans) at December 31, 2009, with commercial nonperforming loans up $79 million to $1.1 billion, and total consumer-related nonperforming loans up $9 million to $156 million (see Table 9). The allowance for loan losses to loans at March 31, 2010 was 4.33%, compared to 4.06% at year-end 2009. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the first quarter of 2010 increased $13.3 million (15.7%) to $98.0 million versus fourth quarter 2009. Core fee-based revenues of $62.1 million were down $4.7 million (7.1%) versus fourth quarter 2009, primarily due to lower levels of consumer fee-based deposit activity, as overdraft and card-related fees declined $4.2 million. Net mortgage banking decreased $3.8 million from fourth quarter 2009, predominantly due to lower gains on sales and related income. Net investment securities gains of $23.6 million for first quarter 2010 were attributable to gains on the sale of $538 million of mortgage-related securities, while net investment securities losses of $0.4 million for the fourth quarter of 2009 were attributable to credit-related other-than-temporary write-downs. Other income of $5.3 million was $1.8 million lower than fourth quarter 2009, with small declines in various other noninterest income categories.
On a sequential quarter basis, noninterest expense decreased $7.2 million (4.5%) to $151.9 million in the first quarter of 2010. Personnel expense increased $6.7 million (9.3%) over fourth quarter 2009 due to the resetting of payroll tax and incentive accruals, as the full-time equivalent employees were minimally changed (down 0.1%). FDIC expense increased $2.2 million (23.0%) due to the deposit insurance rate increase, as well as a larger assessable deposit base. Legal and professional fees decreased $3.6 million (56.2%) primarily due to lower legal and other professional consultant costs related to corporate projects completed in fourth quarter 2009. Foreclosure/OREO expense decreased $3.1 million (28.8%), attributable to lower foreclosure and other collection costs. Other expense (as shown in Table 13) was down $9.7 million (33.0%) compared to the fourth quarter of 2009, with first quarter 2010 including a $2.5 million early termination penalty on the repayment of $200 million of long-term funding and a $0.4 million increase to the reserve for losses on unfunded commitments, while fourth quarter 2009 included a $10.5 million increase to the reserve for losses on unfunded commitments.
For the first quarter of 2010, the Corporation recognized income tax benefit of $23.6 million, compared to income tax benefit of $117.5 million for the fourth quarter of 2009. The change in income tax was primarily due to the level of pretax loss between the sequential quarters.
Subsequent Events
On April 28, 2010, the Board of Directors declared a $0.01 per common share dividend payable on May 17, 2010, to shareholders of record as of May 7, 2010. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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
As of March 31, 2010, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
A lawsuit was filed against the Corporation in the United States District Court for the Western District of Wisconsin, on April 6, 2010. The lawsuit is styled as a class action lawsuit with the certification of the class pending. The suit alleges that the Corporation unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, punitive damages and costs. The Corporation’s response to the complaint is not yet due.
On April 23, 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the overdraft fees Multi District Litigation pending in the United States District Court for the Southern District of Florida, Miami Division.
In addition to the above, in the ordinary course of business, the Corporation may be named as defendant in or be party to various pending and threatened legal proceedings. Because the Corporation cannot state with certainty the range of possible outcomes or plaintiffs’ ultimate damage claims, management cannot estimate the timing or specific possible loss or range of loss that may result from these proceedings. Management believes, based upon current knowledge, that liabilities arising out of any such current proceedings will not have a material adverse effect on the consolidated financial statements of the Corporation. However, given the indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, no assurances can be made that the results of such proceedings will not have a material adverse effect on the Corporation’s consolidated operating results or cash flows in future periods.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the first quarter of 2010. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
Period	Shares Purchased	Average Price Paid per Share	Announced Plans	the Plan
January 1- January 31, 2010	479	$10.82	—	—
February 1 - February 28, 2010	62,138	12.81	—	—
March 1 - March 31, 2010	—	—	—	—

Total	62,617	$12.79	—	—

During the first quarter of 2010, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $801,000 in the first quarter of 2010.
ITEM 6. Exhibits
(a)	Exhibits:

Exhibit (11), Statement regarding computation of per-share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item 1.

Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer, is attached hereto.

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

ASSOCIATED BANC-CORP (Registrant)
Date: May 7, 2010	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: May 7, 2010	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer