Form 10-Q
period 2010-06-30
ASSOCIATED BANC-CORP
filed 2010-08-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-31343
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2010, was 172,975,290.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$324,952	$770,816
Interest-bearing deposits in other financial institutions	2,210,946	26,091
Federal funds sold and securities purchased under agreements to resell	13,515	23,785
Investment securities available for sale, at fair value	5,322,177	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	190,870	181,316
Loans held for sale	321,060	81,238
Loans	12,601,916	14,128,625
Allowance for loan losses	(567,912)	(573,533)

Loans, net	12,034,004	13,555,092
Premises and equipment, net	181,231	186,564
Goodwill	929,168	929,168
Other intangible assets, net	92,176	92,807
Other assets	1,139,960	1,191,732

Total assets	$22,760,059	$22,874,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$2,932,599	$3,274,973
Interest-bearing deposits, excluding brokered certificates of deposit	13,465,974	13,311,672
Brokered certificates of deposit	571,626	141,968

Total deposits	16,970,199	16,728,613
Short-term borrowings	513,406	1,226,853
Long-term funding	1,843,691	1,953,998
Accrued expenses and other liabilities	246,636	226,070

Total liabilities	19,573,932	20,135,534

Stockholders’ equity
Preferred equity	512,724	511,107
Common stock	1,737	1,284
Surplus	1,567,315	1,082,335
Retained earnings	1,032,065	1,081,156
Accumulated other comprehensive income	73,173	63,432
Treasury stock, at cost	(887)	(706)

Total stockholders’ equity	3,186,127	2,738,608

Total liabilities and stockholders’ equity	$22,760,059	$22,874,142

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	173,745,850	128,428,814
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	55,532	25,251
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$153,815	$194,352	$313,106	$396,377
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	42,477	46,688	90,395	97,591
Tax exempt	8,557	8,819	17,266	18,313
Interest on federal funds sold and securities purchased under agreements to resell	29	51	51	114

Total interest income	204,878	249,910	420,818	512,395
INTEREST EXPENSE
Interest on deposits	28,360	44,993	57,105	91,592
Interest on short-term borrowings	1,820	5,088	3,846	10,242
Interest on long-term funding	14,905	20,691	30,852	42,145

Total interest expense	45,085	70,772	91,803	143,979

NET INTEREST INCOME	159,793	179,138	329,015	368,416
Provision for loan losses	97,665	155,022	263,010	260,446

Net interest income after provision for loan losses	62,128	24,116	66,005	107,970
NONINTEREST INCOME
Trust service fees	9,517	8,569	18,873	17,046
Service charges on deposit accounts	26,446	29,671	52,505	56,876
Card-based and other nondeposit fees	11,942	11,858	22,762	22,032
Retail commission income	15,722	14,829	31,539	30,341
Mortgage banking, net	5,493	28,297	10,900	32,564
Capital market fees, net	(136)	2,393	(6)	5,019
Bank owned life insurance income	4,240	3,161	7,496	8,933
Asset sale gains (losses), net	1,477	(1,287)	(164)	(2,394)
Investment securities gains (losses), net:
Realized gains (losses), net	—	(322)	23,581	10,624
Other-than-temporary impairments	(146)	(1,063)	(146)	(1,413)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—	—	—

Total investment securities gains (losses), net	(146)	(1,385)	23,435	9,211
Other	6,336	5,835	11,589	11,290

Total noninterest income	80,891	101,941	178,929	190,918
NONINTEREST EXPENSE
Personnel expense	79,342	81,171	158,697	158,269
Occupancy	11,706	12,341	24,881	25,222
Equipment	4,450	4,670	8,835	9,259
Data processing	7,866	8,126	15,165	15,723
Business development and advertising	4,773	4,943	9,218	9,680
Other intangible asset amortization expense	1,254	1,385	2,507	2,771
Legal and professional fees	5,517	5,586	8,312	9,827
Foreclosure/OREO expense	8,906	13,576	16,635	18,589
FDIC expense	12,027	18,090	23,856	23,865
Other	19,197	20,143	38,791	38,090

Total noninterest expense	155,038	170,031	306,897	311,295

Loss before income taxes	(12,019)	(43,974)	(61,963)	(12,407)
Income tax benefit	(9,240)	(26,633)	(32,795)	(37,791)

Net income (loss)	(2,779)	(17,341)	(29,168)	25,384
Preferred stock dividends and discount accretion	7,377	7,331	14,742	14,652

Net income (loss) available to common equity	$(10,156)	$(24,672)	$(43,910)	$10,732

Earnings (loss) per common share:
Basic	$(0.06)	$(0.19)	$(0.26)	$0.08
Diluted	$(0.06)	$(0.19)	$(0.26)	$0.08
Average common shares outstanding:
Basic	172,921	127,861	169,401	127,850
Diluted	172,921	127,861	169,401	127,856
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
				($ in Thousands, except per share data)
Balance, December 31, 2008	$508,008	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503
April 1, 2009 adjustment for adoption of accounting standard related to other-than-temporary impairment	—	—	—	9,745	(9,745)	—	—
Comprehensive income:
Net income	—	—	—	25,384	—	—	25,384
Other comprehensive income	—	—	—	—	28,815	—	28,815

Comprehensive income							54,199

Common stock issued:
Stock-based compensation plans, net	—	3	1,140	(632)	—	(495)	16
Purchase of treasury stock	—	—	—	—	—	(588)	(588)
Cash dividends:
Common stock, $0.37 per share	—	—	—	(47,512)	—	—	(47,512)
Preferred stock	—	—	—	(13,125)	—	—	(13,125)
Accretion of preferred stock discount	1,527	—	—	(1,527)	—	—	—
Stock-based compensation, net	—	—	4,274	—	—	—	4,274
Tax benefit of stock options	—	—	1	—	—	—	1

Balance, June 30, 2009	$509,535	$1,284	$1,078,633	$1,266,274	$19,125	$(1,083)	$2,873,768

Balance, December 31, 2009	$511,107	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608
Comprehensive income (loss):
Net loss	—	—	—	(29,168)	—	—	(29,168)
Other comprehensive income	—	—	—	—	9,741	—	9,741

Comprehensive loss							(19,427)

Common stock issued:
Issuance of common stock	—	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	5	2,566	(1,709)	—	624	1,486
Purchase of treasury stock	—	—	—	—	—	(805)	(805)
Cash dividends:
Common stock, $0.02 per share	—	—	—	(3,472)	—	—	(3,472)
Preferred stock	—	—	—	(13,125)	—	—	(13,125)
Accretion of preferred stock discount	1,617	—	—	(1,617)	—	—	—
Stock-based compensation, net	—	—	4,497	—	—	—	4,497
Tax benefit of stock options	—	—	7	—	—	—	7

Balance, June 30, 2010	$512,724	$1,737	$1,567,315	$1,032,065	$73,173	$(887)	$3,186,127

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(29,168)	$25,384
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	263,010	260,446
Depreciation and amortization	14,984	15,461
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(2,698)	2,700
Amortization of mortgage servicing rights	11,105	8,753
Amortization of other intangible assets	2,507	2,771
Amortization and accretion on earning assets, funding, and other, net	29,452	25,106
Tax benefit from exercise of stock options	7	1
Gain on sales of investment securities, net and impairment write-downs	(23,435)	(9,211)
Loss on sales of assets, net	164	2,394
Gain on mortgage banking activities, net	(12,448)	(32,735)
Mortgage loans originated and acquired for sale	(956,711)	(2,414,906)
Proceeds from sales of mortgage loans held for sale	893,763	2,080,945
Decrease in interest receivable	7,217	6,424
Decrease in interest payable	(1,040)	(5,568)
Net change in other assets and other liabilities	50,309	(341,293)

Net cash provided by (used in) operating activities	247,018	(373,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	881,697	823,946
Purchases of:
Investment securities	(1,034,757)	(2,508,800)
Premises, equipment, and software, net of disposals	(8,065)	(7,564)
Other assets	(2,137)	(4,114)
Proceeds from:
Sales of investment securities	577,537	592,115
Calls and maturities of investment securities	977,108	1,391,550
Sales of other assets	37,084	13,163
Sales loans originated for investment	172,946	—

Net cash provided by investing activities	1,601,413	300,296

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	241,586	1,165,595
Net decrease in short-term borrowings	(713,447)	(990,974)
Repayment of long-term funding	(510,291)	(400,042)
Proceeds from issuance of long-term funding	400,000	300,000
Proceeds from issuance of common stock	478,358	—
Cash dividends on common stock	(3,472)	(47,512)
Cash dividends on preferred stock	(13,125)	(13,125)
Proceeds from exercise of stock options, net	1,486	16
Purchase of treasury stock	(805)	(588)

Net cash provided by (used in) financing activities	(119,710)	13,370

Net increase (decrease) in cash and cash equivalents	1,728,721	(59,662)
Cash and cash equivalents at beginning of period	820,692	570,728

Cash and cash equivalents at end of period	$2,549,413	$511,066

Supplemental disclosures of cash flow information:
Cash paid for interest	$113,318	$149,548
Cash (received) paid for income taxes	(49,937)	30,813
Loans and bank premises transferred to other real estate owned	25,256	28,430
Capitalized mortgage servicing rights	10,283	25,647

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

NOTE 3: Earnings Per Share
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In Thousands, except per share data)
Net income (loss)	$(2,779)	$(17,341)	$(29,168)	$25,384
Preferred dividends and discount accretion	(7,377)	(7,331)	(14,742)	(14,652)

Net income (loss) available to common equity	$(10,156)	$(24,672)	$(43,910)	$10,732

Common shareholder dividends	(1,729)	(6,394)	(3,457)	(47,315)
Unvested share-based payment awards	(7)	(28)	(15)	(197)

Undistributed earnings	$(11,892)	$(31,094)	$(47,382)	$(36,780)

Basic
Distributed earnings to common shareholders	$1,729	$6,394	$3,457	$47,315
Undistributed earnings to common shareholders	(11,892)	(31,094)	(47,382)	(36,780)

Total common shareholders earnings, basic	$(10,163)	$(24,700)	$(43,925)	$10,535

Diluted
Distributed earnings to common shareholders	$1,729	$6,394	$3,457	$47,315
Undistributed earnings to common shareholders	(11,892)	(31,094)	(47,382)	(36,780)

Total common shareholders earnings, diluted	$(10,163)	$(24,700)	$(43,925)	$10,535

Weighted average common shares outstanding	172,921	127,861	169,401	127,850
Effect of dilutive stock awards and unsettled share repurchases	—	—	—	6

Diluted weighted average common shares outstanding	172,921	127,861	169,401	127,856

Basic earnings (loss) per common share	$(0.06)	$(0.19)	$(0.26)	$0.08

Diluted earnings (loss) per common share	$(0.06)	$(0.19)	$(0.26)	$0.08

As a result of the Corporation’s reported net loss for the three and six months ended June 30, 2010, and for the three months ended June 30, 2009, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share. Options to purchase approximately 7 million shares were outstanding for the six months ended June 30, 2009, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards and salary shares is their fair market value on the date of grant. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first half of 2010 and full year 2009:

	2010	2009

Dividend yield	3.00%	4.95%
Risk-free interest rate	2.75%	1.87%
Expected volatility	45.24%	36.00%
Expected life	6 yrs	6 yrs
Per share fair value of stock options	$4.57	$3.60
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2009 and for the six months ended June 30, 2010, is presented below.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	975,548	17.05
Exercised	(945)	16.70
Forfeited or expired	(847,687)	25.73

Outstanding at December 31, 2009	6,708,618	$26.16	5.61	—

Options exercisable at December 31, 2009	4,811,626	$27.73	4.50	—

Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,243,474	13.17
Exercised	(8,382)	12.33
Forfeited or expired	(564,565)	20.83

Outstanding at June 30, 2010	7,379,145	$24.39	5.51	—

Options exercisable at June 30, 2010	5,317,266	$27.65	4.15	—

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2009, and for the six months ended June 30, 2010.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2008	1,811,165	$3.85
Granted	975,548	3.60
Vested	(650,629)	4.07
Forfeited	(239,092)	4.26

Nonvested at December 31, 2009	1,896,992	$3.60

Granted	1,243,474	4.57
Vested	(872,514)	3.99
Forfeited	(206,073)	3.64

Nonvested at June 30, 2010	2,061,879	$4.01

For the six months ended June 30, 2010 and for the year ended December 31, 2009, the intrinsic value of stock options exercised was immaterial (less than $0.1 million). (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $3.5 million for the first six months of 2010 and $2.6 million for the year ended December 31, 2009. For the six months ended June 30, 2010 and 2009, the Corporation recognized compensation expense of $1.7 million and $1.9 million, respectively, for the vesting of stock options. For the full year 2009, the Corporation recognized compensation expense of $3.6 million for the vesting of stock options. At June 30, 2010, the Corporation had $6.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.
The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2009, and for the six months ended June 30, 2010.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2008	354,327	$26.75
Granted	371,643	16.48
Vested	(146,320)	27.96
Forfeited	(52,519)	21.80

Outstanding at December 31, 2009	527,131	$19.67

Granted	542,843	12.89
Vested	(194,830)	22.08
Forfeited	(143,008)	17.30

Outstanding at June 30, 2010	732,136	$14.46

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in two years after the grant date if all funds received under the Capital Purchase Program (“CPP”) have been paid in full. If the CPP funds have not been repaid in full after two years, the shares will vest in 25% increments of the funds being repaid (i.e., 0% vest if less than 25% is repaid, 25% vest if 25-49% is repaid, 50% vest if 50-74% is repaid, 75% vest if 75-99% is repaid, and 100% vest if the full amount is repaid). Expense for restricted stock awards of approximately $2.8 million and $2.3 million was recorded for the six months ended June 30, 2010 and 2009, respectively, while expense for restricted stock awards of approximately $4.3 million was recognized for the full year 2009. The Corporation had $7.9 million of unrecognized compensation costs related to restricted stock awards at June 30, 2010, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.
The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. The Corporation recognized compensation expense of $1.4 million on the granting of 101,844 salary shares (or an average cost per share of $13.55) for the six months ended June 30, 2010, and $0.1 million on the granting of 5,841 salary shares (or an average cost per share of $11.06) for the three months ended December 31, 2009.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options, vesting of restricted stock awards, and the granting of salary shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the CPP.
NOTE 5: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
	($ in Thousands)
June 30, 2010:
U.S. Treasury securities	$997	$11	$—	$1,008
Federal agency securities	8,056	165	—	8,221
Obligations of state and political subdivisions	888,050	19,884	(1,183)	906,751
Residential mortgage-related securities	4,227,102	158,255	(7,213)	4,378,144
Commercial mortgage-related securities	3,608	100	—	3,708
Other securities (debt and equity)	26,371	978	(3,004)	24,345

Total investment securities available for sale	$5,154,184	$179,393	$(11,400)	$5,322,177

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
	($ in Thousands)
December 31, 2009:
U.S. Treasury securities	$3,896	$7	$(28)	$3,875
Federal agency securities	41,980	1,428	(1)	43,407
Obligations of state and political subdivisions	865,111	20,960	(906)	885,165
Residential mortgage-related securities	4,751,033	144,776	(13,290)	4,882,519
Other securities (debt and equity)	20,954	1,274	(1,661)	20,567

Total investment securities available for sale	$5,682,974	$168,445	$(15,886)	$5,835,533

The amortized cost and fair values of investment securities available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value

Due in one year or less	$97,918	$99,139
Due after one year through five years	131,399	136,517
Due after five years through ten years	475,724	487,005
Due after ten years	210,452	208,793

Total debt securities	915,493	931,454
Residential mortgage-related securities	4,227,102	4,378,144
Commercial mortgage-related securities	3,608	3,708
Equity securities	7,981	8,871

Total investment securities available for sale	$5,154,184	$5,322,177

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
	($ in Thousands)
June 30, 2010:
Obligations of state and political subdivisions (municipal securities)	$(583)	$60,180	$(600)	$13,994	$(1,183)	$74,174
Residential mortgage-related securities	(322)	37,763	(6,891)	65,924	(7,213)	103,687
Other securities (debt and equity)	(24)	328	(2,980)	2,889	(3,004)	3,217

Total	$(929)	$98,271	$(10,471)	$82,807	$(11,400)	$181,078

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
Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at June 30, 2010, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At June 30, 2010, the number of investment securities in an unrealized loss position for less than 12 months for municipal and residential mortgage-related securities was 85 and 8, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and residential mortgage-related categories was 31 and 22, respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At June 30, 2010, the $3.0 million unrealized loss position on other securities was primarily comprised of 5 individual trust preferred debt securities pools. The Corporation currently does not intend to sell nor does it believe that it is probable it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2009 and the six months ended June 30, 2010, respectively.

	Non-agency
	Mortgage-Related	Trust Preferred
$ in Thousands	Securities	Debt Securities	Total

Balance of credit-related other-than-temporary impairment at April 1, 2009	$(17,026)	$(5,027)	$(22,053)
Adjustment for change in cash flows	—	—	—
Credit losses on newly identified impairment	(446)	(2,000)	(2,446)

Balance of credit-related other-than-temporary impairment at December 31, 2009	$(17,472)	$(7,027)	$(24,499)
Adjustment for change in cash flows	—	—	—
Credit losses on newly identified impairment	(84)	—	(84)

Balance of credit-related other-than-temporary impairment at June 30, 2010	$(17,556)	$(7,027)	$(24,583)

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At June 30, 2010, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $69.8 million, compared to FHLB stock of $121.1 million and Federal Reserve Bank stock of $60.2 million at December 31, 2009. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment in 2010 and 2009, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2010 or 2009.

NOTE 6: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. The annual review of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the banking segment exceeded the carrying value of the banking segment. Therefore, no impairment charge was recorded. During 2009, management completed interim reviews of goodwill and these interim reviews of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the banking segment exceeded the carrying value of the banking segment. Therefore, no impairment charge was recorded. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.
At June 30, 2010 and December 31, 2009, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the six months ended June 30, 2010, and the year ended December 31, 2009.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of June 30, 2010. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2010	December 31, 2009
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount (1)	$41,831	$47,748
Accumulated amortization	(25,246)	(29,288)

Net book value	$16,585	$18,460

Amortization during the period	$1,875	$4,123

Other intangibles:
Gross carrying amount	$20,433	$20,433
Accumulated amortization	(10,471)	(9,839)

Net book value	$9,962	$10,594

Amortization during the period	$632	$1,420

(1)	Core deposit intangibles of $5.9 million were fully amortized during 2009 and have been removed from both the gross carrying amount and the accumulated amortization for 2010.
Mortgage servicing rights are included in other intangible assets, net in the consolidated balance sheets and are carried at the lower of amortized cost (i.e., initial capitalized amount, net of accumulated amortization) or estimated fair value. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation reserve is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 12, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2010	December 31, 2009
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$80,986	$56,025
Additions	10,283	44,580
Amortization	(11,105)	(19,619)

Mortgage servicing rights at end of period	$80,164	$80,986

Valuation allowance at beginning of period	(17,233)	(10,457)
(Additions) / Recoveries, net	2,698	(6,776)

Valuation allowance at end of period	(14,535)	(17,233)

Mortgage servicing rights, net	$65,629	$63,753

Fair value of mortgage servicing rights	$68,651	$66,710
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,822,000	$7,667,000
Mortgage servicing rights, net to servicing portfolio	0.84%	0.83%
Mortgage servicing rights expense (1)	$8,407	$26,395

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2010. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Six months ending December 31, 2010	$1,900	$500	$10,700
Year ending December 31, 2011	3,700	1,000	18,600
Year ending December 31, 2012	3,200	1,000	14,800
Year ending December 31, 2013	3,100	900	11,600
Year ending December 31, 2014	2,900	900	8,900
Year ending December 31, 2015	1,400	800	6,600

NOTE 7: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	June 30,	December 31,
	2010	2009
	($ in Thousands)
Federal Home Loan Bank advances	$1,200,552	$1,010,576
Repurchase agreements	200,000	500,000
Subordinated debt, net	225,342	225,247
Junior subordinated debentures, net	215,958	216,069
Other borrowed funds	1,839	2,106

Total long-term funding	$1,843,691	$1,953,998

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 1.99% at June 30, 2010, compared to 2.22% at December 31, 2009. These advances all had fixed contractual rates at both June 30, 2010, and December 31, 2009.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 2.67% at June 30, 2010, and 2.60% at December 31, 2009. These repurchase agreements were all fixed rate at June 30, 2010, and 80% fixed rate at December 31, 2009. During the first quarter of 2010, the Corporation paid an early termination penalty of $2.5 million (included in other noninterest expense on the consolidated statements of income) on the repayment of $200 million of long-term repurchase agreements.
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
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2009 or during the first half of 2010. The carrying value of the ASBC Debentures was $179.7 million at both June 30, 2010 and December 31, 2009. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.14% at June 30, 2010) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.89% at June 30, 2010) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2009 or during the first half of 2010. The carrying value of the SFSC Debentures was $36.3 million and $36.4 million at June 30, 2010 and December 31, 2009, respectively.

NOTE 8: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Six Months Ended		Year Ended
	June 30,	June 30,	December 31,
	2010	2009	2009
		($ in Thousands)
Net income (loss)	$(29,168)	$25,384	$(131,859)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains	38,869	42,581	113,455
Reclassification adjustment for net gains realized in net income	(23,435)	(9,211)	(8,774)
Income tax benefit	(5,586)	(9,568)	(37,534)

Other comprehensive income on investment securities available for sale	9,848	23,802	67,147
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	233	234	467
Net loss, net of amortization	810	155	2,736
Income tax benefit	(566)	(155)	(1,236)

Other comprehensive income on pension and postretirement obligations	477	234	1,967
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	(3,952)	1,895	(1,814)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	3,000	5,464	8,540
Income tax expense (benefit)	368	(2,580)	(2,718)

Other comprehensive income (loss) on cash flow hedging relationships	(584)	4,779	4,008

Total other comprehensive income	9,741	28,815	73,122

Comprehensive income (loss)	$(19,427)	$54,199	$(58,737)

NOTE 9: Income Taxes
For the first half of 2010, the Corporation recognized income tax benefit of $32.8 million, compared to income tax benefit of $37.8 million for the first half of 2009. The change in income tax was primarily due to the level of pretax income (loss) between the comparable six-month periods. In addition, during the first quarter of 2009, the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the then recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets.

NOTE 10: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $90 million of investment securities and cash equivalents as collateral at June 30, 2010, and pledged $87 million of investment securities and cash equivalents as collateral at December 31, 2009.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 12, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
June 30, 2010
Interest rate swap – short-term borrowings	$200,000	$(8,542)	Other liabilities	0.18%	3.15%	20 months

December 31, 2009
Interest rate swap – short-term borrowings	$200,000	$(7,588)	Other liabilities	0.12%	3.15%	26 months
The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

Amount of Gain /
(Loss)
Recognized in
Income on
	Amount of Gain /			Category of Gain	Derivatives
	(Loss)	Category of Gain	Amount of Gain /	/ (Loss)	(Ineffective
	Recognized in	/ (Loss)	(Loss)	Recognized in	Portion and
	OCI on	Reclassified from	Reclassified from	Income on	Amount
	Derivatives	AOCI into	AOCI into	Derivatives	Excluded from
	(Effective	Income (Effective	Income (Effective	(Ineffective	Effectiveness
($ in Thousands)	Portion)	Portion)	Portion)	Portion)	Testing)

Six Months Ended June 30, 2010		Interest Expense		Interest Expense
Interest rate swaps	$(3,952)	Short-term borrowings	$3,000	Short-term borrowings	$(3)

Six Months Ended June 30, 2009		Interest Expense		Interest Expense
		Short-term borrowings &		Short-term borrowings &
Interest rate swaps	$1,895	Long-term funding	$5,464	Long-term funding	$(671)

Cash flow hedges
The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.
During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedges the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance, which matured in June 2009. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of less than $0.1 million for the first half of 2010 (which increased interest expense), compared to combined ineffectiveness of $0.7 million for the first half of 2009 (which increased interest expense) and $0.3 million for full year 2009 (which decreased interest expense) relating to these cash flow hedge relationships. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At June 30, 2010, accumulated other comprehensive income included a deferred after-tax net loss of $5.0 million related to these derivatives, compared to a deferred after-tax net loss of $4.5 million at December 31, 2009. The net after-tax derivative loss included in accumulated other comprehensive income at June 30, 2010, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2012.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate(1)	Rate(1)	Maturity
	($ in Thousands)
June 30, 2010
Interest rate-related instruments — customer and mirror	$1,164,950	$63,484	Other assets	2.02%	2.02%	41 months
Interest rate-related instruments — customer and mirror	1,164,950	(68,658)	Other liabilities	2.02%	2.02%	41 months
Interest rate lock commitments (mortgage)	264,814	6,002	Other assets	—	—	—
Forward commitments (mortgage)	436,525	(6,608)	Other liabilities	—	—	—
Foreign currency exchange forwards	27,540	1,549	Other assets	—	—	—
Foreign currency exchange forwards	22,865	(1,341)	Other liabilities	—	—	—

December 31, 2009
Interest rate-related instruments — customer and mirror	$1,126,222	$49,445	Other assets	2.07%	2.07%	44 months
Interest rate-related instruments — customer and mirror	1,126,222	(52,047)	Other liabilities	2.07%	2.07%	44 months
Interest rate lock commitments (mortgage)	245,948	(1,371)	Other liabilities	—	—	—
Forward commitments (mortgage)	336,485	4,512	Other assets	—	—	—
Foreign currency exchange forwards	32,271	1,221	Other assets	—	—	—
Foreign currency exchange forwards	22,331	(671)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Six Months Ended June 30, 2010
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(2,572)
Interest rate lock commitments (mortgage)	Mortgage banking, net	7,373
Forward commitments (mortgage)	Mortgage banking, net	(11,120)
Foreign exchange forwards	Capital market fees, net	(76)

Six Months Ended June 30, 2009
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$1,317
Interest rate lock commitments (mortgage)	Mortgage banking, net	(4,592)
Forward commitments (mortgage)	Mortgage banking, net	7,892
Foreign exchange forwards	Capital market fees, net	(254)

Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for the first half of 2010 was a $2.6 million loss, while the net impact for the full year 2009 was a $1.1 million net loss and the net impact for the first half of 2009 was a $1.3 million net gain.
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
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at June 30, 2010, was a net loss of $0.6 million, comprised of the net gain of $6.0 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $265 million and the net loss of $6.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $437 million. The fair value of the mortgage derivatives at December 31, 2009, was a net gain of $3.1 million, comprised of the net loss of $1.4 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $246 million and the net gain of $4.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $336 million. The fair value of the mortgage derivatives at June 30, 2009, was a net gain of $7.4 million, comprised of the net gain of $2.0 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $231 million and the net gain of $5.4 million on forward commitments to sell residential mortgage loans to various investors of approximately $641 million.
Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At June 30, 2010, the Corporation had $4 million in notional balances of foreign currency forwards related to loans, and $23 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $23 million), which on a combined basis had a fair value of $0.2 million net gain. At December 31, 2009, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $25 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $25 million), which on a combined basis had a fair value of $0.5 million net gain. At June 30, 2009, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $24 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $24 million), which on a combined basis had a fair value of $0.2 million net loss.

NOTE 11: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 10). The following is a summary of lending-related and other commitments.

	June 30, 2010	December 31, 2009
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$3,741,775	$4,095,336
Commercial letters of credit (1)	18,483	19,248
Standby letters of credit (3)	440,074	473,554
Purchase obligations (4)	6,265	145,248

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2010 or December 31, 2009.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

(3)	The Corporation has established a liability of $4.4 million and $3.1 million at June 30, 2010 and December 31, 2009, respectively, as an estimate of the fair value of these financial instruments.

(4)	The purchase obligations include forward commitments to purchase obligations of state and political subdivisions at June 30, 2010, and commitments to purchase residential mortgage-related investment securities issued by government agencies at December 31, 2009.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of June 30, 2010, and December 31, 2009, the Corporation had a reserve for losses on unfunded commitments totaling $14.6 million and $14.2 million, respectively, included in other liabilities on the consolidated balance sheets.
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 10. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at June 30, 2010 was $40 million, compared to $39 million at December 31, 2009, and was included in other assets on the consolidated balance sheets. Related to these investments, the Corporation has remaining commitments to fund of $15 million at both June 30, 2010, and December 31, 2009.
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
The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. During 2009, the Corporation reduced the litigation reserves by $0.5 million to recognize its share of litigation settlements, resulting in a $1.8 million reserve for unfavorable litigation losses related to Visa at December 31, 2009. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.3 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable during the first half of 2010. At June 30, 2010, the remaining reserve for unfavorable litigation losses related to Visa was $1.5 million.
In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2009, Visa announced it had deposited an additional amount into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.3 million. At June 30, 2010, the remaining receivable related to the Visa escrow account was $1.0 million.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2010 and December 31, 2009, there were approximately $102 million and $106 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2010 and December 31, 2009, there were $0.8 billion and $0.9 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At June 30, 2010 and December 31, 2009, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.2 million related to these credit guarantee contracts at both June 30, 2010 and December 31, 2009, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At June 30, 2010, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation no longer provides reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Corporation’s liability for reinsurance losses, including losses incurred but not yet reported, was $3.7 million and $2.4 million at June 30, 2010 and December 31, 2009, respectively.

NOTE 12: Fair Value Measurements
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
Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include obligations of state and political subdivisions, mortgage-related securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 5, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.
Derivative financial instruments (interest rate-related instruments): The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, collars, and corridors to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, collars, and corridors) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 10, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2010, and December 31, 2009, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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

The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 10, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s mortgage derivatives.
Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a nonrecurring basis at the lower of amortized cost or estimated fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Loans Held for Sale: Loans held for sale, which consist of commercial loans, student loans, and current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value of the commercial loans held for sale was determined using indications of value and non-binding sales agreements with potential buyers, which the Corporation classifies as a Level 3 nonrecurring fair value measurement. The estimated fair value of the student loans held for sale was based on the Corporation’s existing commitments to sell such loans, while the estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
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
Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation uses a valuation model in conjunction with third party prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 6, “Goodwill and Other Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,008	$1,008	$—	$—
Federal agency securities	8,221	8,221	—	—
Obligations of state and political subdivisions	906,751	—	906,751	—
Residential mortgage-related securities	4,378,144	—	4,378,144	—
Commercial mortgage-related securities	3,708	—	3,708	—
Other securities (debt and equity)	24,345	18,695	5,650	—

Total investment securities available for sale	$5,322,177	$27,924	$5,294,253	$—
Derivatives (other assets)	$71,035	$—	$65,033	$6,002

Liabilities:
Derivatives (other liabilities)	$85,149	$—	$78,541	$6,608

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,875	$3,875	$—	$—
Federal agency securities	43,407	43,407	—	—
Obligations of state and political subdivisions	885,165	—	885,165	—
Residential mortgage-related securities	4,882,519	—	4,882,519	—
Other securities (debt and equity)	20,567	13,613	6,954	—

Total investment securities available for sale	$5,835,533	$60,895	$5,774,638	$—
Derivatives (other assets)	$55,178	$—	$50,666	$4,512

Liabilities:
Derivatives (other liabilities)	$61,677	$—	$60,306	$1,371
The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2009 and the six months ended June 30, 2010, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
	Investment Securities
($ in Thousands)	Available for Sale	Derivatives

Balance December 31, 2008	$—	$4,130
Net transfer in	2,000	—
Total net losses included in income:
Net impairment losses on investment securities	(2,000)	—
Mortgage derivative loss, net	—	(989)

Balance December 31, 2009	$—	$3,141

Total net losses included in income:
Net impairment losses on investment securities	—	—
Mortgage derivative loss, net	—	(3,747)

Balance June 30, 2010	$—	$(606)

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Fair Value Measurements Using
	June 30, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$321,060	$—	$294,657	$26,403
Loans (1)	515,218	—	515,218	—
Mortgage servicing rights	65,629	—	—	65,629

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$81,238	$—	$81,238	$—
Loans (1)	605,341	—	605,341	—
Mortgage servicing rights	63,753	—	—	63,753

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
Certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition or subsequent impairment, is estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $28 million and $29 million for the six months ended June 30, 2010 and 2009, respectively, and totaled approximately $74 million for the year ended December 31, 2009. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $5 million, $10 million, and $14 million to noninterest expense for the six months ended June 30, 2010 and 2009, and the year ended December 31, 2009, respectively.

Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments on the balance sheet at June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in Thousands)
Financial assets:
Cash and due from banks	$324,952	$324,952	$770,816	$770,816
Interest-bearing deposits in other financial institutions	2,210,946	2,210,946	26,091	26,091
Federal funds sold and securities purchased under agreements to resell	13,515	13,515	23,785	23,785
Accrued interest receivable	80,231	80,231	87,447	87,447
Interest rate-related agreements (1)	63,484	63,484	49,445	49,445
Foreign currency exchange forwards	1,549	1,549	1,221	1,221
Investment securities available for sale	5,322,177	5,322,177	5,835,533	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks	190,870	190,870	181,316	181,316
Loans held for sale	321,060	321,060	81,238	81,238
Loans, net	12,034,004	10,815,023	13,555,092	12,167,223
Bank owned life insurance	526,131	526,131	520,751	520,751
Financial liabilities:
Deposits	$16,970,199	$16,970,199	$16,728,613	$16,728,613
Accrued interest payable	20,174	20,174	21,214	21,214
Short-term borrowings	513,406	513,406	1,226,853	1,226,853
Long-term funding	1,843,691	1,941,632	1,953,998	2,028,042
Interest rate-related agreements (1)	77,200	77,200	59,635	59,635
Foreign currency exchange forwards	1,341	1,341	671	671
Standby letters of credit (2)	4,388	4,388	3,096	3,096
Interest rate lock commitments to originate residential
mortgage loans held for sale	6,002	6,002	(1,371)	(1,371)
Forward commitments to sell residential mortgage loans	(6,608)	(6,608)	4,512	4,512

(1)	At both June 30, 2010 and December 31, 2009, the notional amount of cash flow hedge interest rate swap agreements was $200 million. See Note 10 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.4 billion and $0.5 billion at June 30, 2010 and December 31, 2009, respectively. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
Federal Home Loan Bank and Federal Reserve Bank stocks – The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).
Loans held for sale – The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value of the commercial loans held for sale was determined using indications of value and non-binding sales agreements with potential buyers. The estimated fair value of the student loans held for sale was based on the Corporation’s existing commitments to sell such loans, while the estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics.
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
Bank owned life insurance – The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.
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
Foreign currency exchange forwards – The fair value of the Corporation’s foreign exchange forwards is determined using quoted prices of foreign exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate.
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2010 and 2009, and for the full year 2009 were as follows.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2010	2009	2010	2009	2009
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,475	$2,100	$4,950	$4,200	$8,649
Interest cost	1,590	1,547	3,180	3,094	6,262
Expected return on plan assets	(3,019)	(2,885)	(6,038)	(5,770)	(11,520)
Amortization of prior service cost	18	18	35	36	72
Amortization of actuarial loss	405	90	810	180	551

Total net periodic benefit cost	$1,469	$870	$2,937	$1,740	$4,014

Postretirement Plan:
Interest cost	$58	$66	$115	$132	$261
Amortization of prior service cost	99	99	198	198	395
Amortization of actuarial gain	—	(13)	—	(25)	(54)

Total net periodic benefit cost	$157	$152	$313	$305	$602

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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the six months ended June 30, 2010
Net interest income	$328,631	$384	$—	$329,015
Provision for loan losses	263,010	—	—	263,010
Noninterest income	142,092	50,100	(2,158)	190,034
Depreciation and amortization	27,972	624	—	28,596
Other noninterest expense	250,651	40,913	(2,158)	289,406
Income taxes	(36,374)	3,579	—	(32,795)

Net income (loss)	$(34,536)	$5,368	$—	$(29,168)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M

Total assets	$22,703,029	$129,981	$(72,951)	$22,760,059

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$470,723	$50,484	$(2,158)	$519,049
% of consolidated total revenues	91%	9%	—%	100%

As of and for the six months ended June 30, 2009

Net interest income	$367,986	$430	$—	$368,416
Provision for loan losses	260,446	—	—	260,446
Noninterest income	154,150	47,641	(2,120)	199,671
Depreciation and amortization	26,322	663	—	26,985
Other noninterest expense	254,766	40,417	(2,120)	293,063
Income taxes	(40,587)	2,796	—	(37,791)

Net income	$21,189	$4,195	$—	$25,384

% of consolidated net income	83%	17%	—%	100%

Total assets	$23,955,675	$118,131	$(60,239)	$24,013,567

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$522,136	$48,071	$(2,120)	$568,087
% of consolidated total revenues	92%	8%	—%	100%

N/M – Not Meaningful

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended June 30, 2010
Net interest income	$159,619	$174	$—	$159,793
Provision for loan losses	97,665	—	—	97,665
Noninterest income	62,485	25,086	(1,098)	86,473
Depreciation and amortization	13,959	312	—	14,271
Other noninterest expense	126,574	20,873	(1,098)	146,349
Income taxes	(10,870)	1,630	—	(9,240)

Net income (loss)	$(5,224)	$2,445	$—	$(2,779)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M

Total assets	$22,703,029	$129,981	$(72,951)	$22,760,059

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$222,104	$25,260	$(1,098)	$246,266
% of consolidated total revenues	90%	10%	—%	100%

As of and for the three months ended June 30, 2009

Net interest income	$178,939	$199	$—	$179,138
Provision for loan losses	155,022	—	—	155,022
Noninterest income	84,514	23,250	(1,060)	106,704
Depreciation and amortization	13,556	328	—	13,884
Other noninterest expense	141,634	20,336	(1,060)	160,910
Income taxes	(27,747)	1,114	—	(26,633)

Net income (loss)	$(19,012)	$1,671	$—	$(17,341)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M

Total assets	$23,955,675	$118,131	$(60,239)	$24,013,567

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$263,453	$23,449	$(1,060)	$285,842
% of consolidated total revenues	92%	8%	—%	100%

N/M – Not Meaningful

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:
▪	operating, legal, and regulatory risks, including risks related to our allowance for loan losses and impairment of goodwill;

▪	economic, political, and competitive forces affecting the Corporation’s banking, securities, asset management, insurance, and credit services businesses;

▪	integration risks related to acquisitions;

▪	impact on net interest income from changes in monetary policy and general economic conditions; and

▪	the risk that the Corporation’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
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
The Corporation conducted its annual impairment testing in May 2010 and May 2009. In addition, during 2009, quarterly impairment tests were completed. The step one analysis conducted for the wealth segment indicated that the estimated fair value exceeded its carrying value. Therefore, a step two analysis was not required for this reporting unit. The step one analysis completed for the banking segment indicated that the carrying value of the reporting unit exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the banking segment exceeded the carrying value of the banking segment and no impairment charge was recorded. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to re-perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.
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
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at June 30, 2010 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $6.2 million (or 9%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $4.5 million (or 7%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 6, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 10, “Derivative and Hedging Activities,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements.
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at June 30, 2010 and December 31, 2009, to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries. Quarterly assessments are performed to determine if additional valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent quarterly losses. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. We have concluded that it is more likely than not that the tax benefits associated with the remaining deferred tax assets will be realized. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. See Note 9, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
Note 14, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 91% of total revenues (as defined in the Note) for the first half of 2010. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes and goodwill impairment assessment, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated total revenues (as defined and disclosed in Note 14, “Segment Reporting,” of the notes to consolidated financial statements) was 9% and 8%, respectively, for the comparable six month periods in 2010 and 2009. Wealth management segment revenues were up $2.4 million (5%) and expenses were up $0.5 million (1%) between the comparable six month periods of 2010 and 2009. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $12 million (10%) between June 30, 2010 and June 30, 2009, predominantly due to higher cash and cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (63% of total segment noninterest expense for both the first half 2010 and the comparable period in 2009), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations — Summary
The Corporation recorded a net loss of $29.2 million for the six months ended June 30, 2010, compared to net income of $25.4 million for the six months ended June 30, 2009. Net loss available to common equity was $43.9 million for the six months ended June 30, 2010, or a net loss of $0.26 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the six months ended June 30, 2009, was $10.7 million, or net income of $0.08 for both basic and diluted earnings per common share. The net interest margin for the first half of 2010 was 3.29% compared to 3.49% for the first half of 2009.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2010	2010	2009	2009	2009

Net income (loss) (Quarter)	$(2,779)	$(26,389)	$(173,237)	$15,994	$(17,341)
Net income (loss) (Year-to-date)	(29,168)	(26,389)	(131,859)	41,378	25,384

Net income (loss) available to common equity (Quarter)	$(10,156)	$(33,754)	$(180,591)	$8,652	$(24,672)
Net income (loss) available to common equity (Year-to-date)	(43,910)	(33,754)	(161,207)	19,384	10,732

Earnings (loss) per common share — basic (Quarter)	$(0.06)	$(0.20)	$(1.41)	$0.07	$(0.19)
Earnings (loss) per common share — basic (Year-to-date)	(0.26)	(0.20)	(1.26)	0.15	0.08

Earnings (loss) per common share — diluted (Quarter)	$(0.06)	$(0.20)	$(1.41)	$0.07	$(0.19)
Earnings (loss) per common share — diluted (Year-to-date)	(0.26)	(0.20)	(1.26)	0.15	0.08

Return on average assets (Quarter)	(0.05)%	(0.46)%	(3.02)%	0.27%	(0.29)%
Return on average assets (Year-to-date)	(0.26)	(0.46)	(0.56)	0.23	0.21

Return on average equity (Quarter)	(0.35)%	(3.40)%	(23.72)%	2.18%	(2.39)%
Return on average equity (Year-to-date)	(1.86)	(3.40)	(4.54)	1.90	1.76

Return on average common equity (Quarter)	(1.52)%	(5.20)%	(30.01)%	1.43%	(4.12)%
Return on average common equity (Year-to-date)	(3.34)	(5.20)	(6.74)	1.08	0.90

Return on average tangible common equity (Quarter) (1)	(2.37)%	(8.17)%	(50.16)%	2.39%	(6.88)%
Return on average tangible common equity (Year-to-date) (1)	(5.22)	(8.17)	(11.25)	1.81	1.51

Efficiency ratio (Quarter) (2)	64.38%	62.32%	60.35%	55.43%	60.20%
Efficiency ratio (Year-to-date) (2)	63.34	62.32	57.24	56.22	56.59

Efficiency ratio, fully taxable equivalent (Quarter) (2)	63.20%	60.42%	58.63%	54.14%	58.65%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	61.79	60.42	55.73	54.78	55.08

Net interest margin (Quarter)	3.22%	3.35%	3.59%	3.50%	3.40%
Net interest margin (Year-to-date)	3.29	3.35	3.52	3.50	3.49

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.
TABLE 1A
Reconciliation of Non-GAAP Measure

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2010	2010	2009	2009	2009

Efficiency ratio (Quarter) (a)	64.38%	62.32%	60.35%	55.43%	60.20%
Taxable equivalent adjustment (Quarter)	(1.56)	(1.51)	(1.39)	(1.27)	(1.30)
Asset sale gains / losses, net (Quarter)	0.38	(0.39)	(0.33)	(0.02)	(0.25)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	63.20%	60.42%	58.63%	54.14%	58.65%

Efficiency ratio (Year-to-date) (a)	63.34%	62.32%	57.24%	56.22%	56.59%
Taxable equivalent adjustment (Year-to-date)	(1.54)	(1.51)	(1.30)	(1.28)	(1.28)
Asset sale gains / losses, net (Year-to-date)	(0.01)	(0.39)	(0.21)	(0.16)	(0.23)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	61.79%	60.42%	55.73%	54.78%	55.08%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).

Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the six months ended June 30, 2010, was $341.0 million, a decrease of $40.1 million or 10.5% versus the comparable period last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was attributable to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $21.6 million) and unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $18.5 million).
The net interest margin for the first six months of 2010 was 3.29%, 20 bp lower than 3.49% for the same period in 2009. This comparable period decrease was a function of a 17 bp decrease in interest rate spread and a 3 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The 17 bp reduction in interest rate spread was the net result of a 65 bp decrease in the yield on earning assets and a 48 bp decrease in the cost of interest-bearing liabilities, and was primarily attributable to an increase in the Corporation’s liquidity position (resulting in a 23 bp reduction in net interest margin during the first half of 2010).
The Federal Reserve left interest rates unchanged during 2009 and the first six months of 2010, resulting in a level Federal funds rate of 0.25% for both first half 2010 and first half 2009. This interest rate environment, the declining level of commercial loan balances, the level of nonperforming loans, on-balance sheet liquidity needs, and competitive challenges may cause downward pressure on net interest margin for 2010.
The yield on earning assets was 4.17% for the first half of 2010, 65 bp lower than the comparable period last year. The yield on securities and short-term investments decreased 122 bp (to 3.29%), impacted by the Corporation’s strong liquidity position (to mitigate the liquidity risk associated with the Corporation’s credit rating downgrade, discussed further in Section, “Liquidity”), the lower interest rate environment, and prepayment speeds of mortgage-related securities purchased at a premium. Loan yields were down 28 bp, (to 4.64%), due to the higher levels of average nonaccrual loans, as well as the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.
The rate on interest-bearing liabilities of 1.11% for the first half of 2010 was 48 bp lower than the same period in 2009. Rates on interest-bearing deposits were down 62 bp (to 0.82%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances), while the cost of wholesale funding increased 77 bp (to 2.69%). The cost of short-term borrowings was up 47 bp (primarily attributable to the lower levels of short-term borrowings and the cash flow hedges holding the interest rate on $200 million of short-term borrowings at 3.15%, see Note 10, Derivative and Hedging Activities,” of the notes to consolidated financial statements for additional information on the cash flow hedge instruments), while the cost of long-term funding declined 108 bp (primarily attributable to maturities of higher cost long-term funding).
Average earning assets were $20.8 billion for the first half of 2010, a decrease of $1.1 billion or 4.9% from the comparable period last year. Average loans declined $2.6 billion, including decreases in both commercial loans (down $1.8 billion) and consumer-related loans (down $0.8 billion). Investment securities and short-term investments increased $1.5 billion, reflecting the Corporation’s increased liquidity position.
Average interest-bearing liabilities of $16.7 billion for the first half of 2010 were $1.6 billion or 8.8% lower than the first half of 2009. On average, interest-bearing deposits grew $1.3 billion (primarily attributable to $0.9 billion higher network transaction deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.2 billion. Average wholesale funding balances decreased $2.9 billion between the comparable June periods, primarily attributable to lower short-term borrowings as average long-term funding was relatively unchanged at $1.8 billion (up $67 million). As a percentage of total average interest-bearing liabilities, wholesale funding decreased from 30.0% in the first half of 2009 to 15.5% in the first half of 2010.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Six months ended June 30, 2010			Six months ended June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$8,256,254	$175,869	4.29%	$10,083,205	$228,424	4.57%
Residential mortgage	2,008,087	50,251	5.02	2,553,037	68,231	5.36
Retail	3,395,044	88,626	5.25	3,639,111	101,428	5.61

Total loans	13,659,385	314,746	4.64	16,275,353	398,083	4.92
Investment securities	5,635,929	116,045	4.12	5,573,621	126,736	4.55
Other short-term investments	1,540,391	2,027	0.27	53,889	270	1.01

Investments and other (1)	7,176,320	118,072	3.29	5,627,510	127,006	4.51

Total earning assets	20,835,705	432,818	4.17	21,902,863	525,089	4.82
Other assets, net	2,037,998			2,256,784

Total assets	$22,873,703			$24,159,647

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$886,045	$541	0.12%	$882,533	$681	0.16%
Interest-bearing demand deposits	2,876,779	3,676	0.26	1,836,187	1,867	0.21
Money market deposits	6,321,344	16,999	0.54	5,178,848	23,977	0.93
Time deposits, excluding Brokered CDs	3,378,329	33,489	2.00	4,004,253	58,277	2.93

Total interest-bearing deposits, excluding Brokered CDs	13,462,497	54,705	0.82	11,901,821	84,802	1.44
Brokered CDs	637,055	2,400	0.76	904,650	6,790	1.51

Total interest-bearing deposits	14,099,552	57,105	0.82	12,806,471	91,592	1.44
Wholesale funding	2,588,696	34,698	2.69	5,484,245	52,387	1.92

Total interest-bearing liabilities	16,688,248	91,803	1.11	18,290,716	143,979	1.59

Noninterest-bearing demand deposits	3,000,264			2,769,773
Other liabilities	19,393			194,479
Stockholders’ equity	3,165,798			2,904,679

Total liabilities and equity	$22,873,703			$24,159,647

Interest rate spread			3.06%			3.23%
Net free funds			0.23			0.26

Net interest income, taxable equivalent, and net interest margin		$341,015	3.29%		$381,110	3.49%

Taxable equivalent adjustment		12,000			12,694

Net interest income		$329,015			$368,416

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended June 30, 2010			Three months ended June 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$8,036,688	$85,974	4.29%	$9,940,732	$111,760	4.51%
Residential mortgage	1,996,448	24,781	4.97	2,605,638	34,363	5.28
Retail	3,363,574	43,892	5.23	3,575,693	49,088	5.50

Total loans	13,396,710	154,647	4.63	16,122,063	195,211	4.85
Investment securities	5,365,745	55,009	4.10	5,675,359	60,715	4.28
Other short-term investments	1,836,182	1,188	0.26	49,845	134	1.08

Investments and other (1)	7,201,927	56,197	3.12	5,725,204	60,849	4.25

Total earning assets	20,598,637	210,844	4.10	21,847,267	256,060	4.70
Other assets, net	2,000,058			2,217,300

Total assets	$22,598,695			$24,064,567

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$913,347	$291	0.13%	$907,677	$359	0.16%
Interest-bearing demand deposits	2,833,530	1,898	0.27	1,970,889	1,038	0.21
Money market deposits	6,398,892	8,778	0.55	5,409,953	12,412	0.92
Time deposits, excluding Brokered CDs	3,305,825	16,035	1.95	4,015,230	28,220	2.82

Total interest-bearing deposits, excluding Brokered CDs	13,451,594	27,002	0.81	12,303,749	42,029	1.37
Brokered CDs	614,005	1,358	0.89	944,670	2,964	1.26

Total interest-bearing deposits	14,065,599	28,360	0.81	13,248,419	44,993	1.36
Wholesale funding	2,343,119	16,725	2.86	4,876,970	25,779	2.12

Total interest-bearing liabilities	16,408,718	45,085	1.10	18,125,389	70,772	1.57

Noninterest-bearing demand deposits	2,990,594			2,852,267
Other liabilities	13,088			177,211
Stockholders’ equity	3,186,295			2,909,700

Total liabilities and equity	$22,598,695			$24,064,567

Interest rate spread			3.00%			3.13%
Net free funds			0.22			0.27

Net interest income, taxable equivalent, and net interest margin		$165,759	3.22%		$185,288	3.40%

Taxable equivalent adjustment		5,966			6,150

Net interest income		$159,793			$179,138

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Six months ended June 30, 2010 versus 2009			Three months ended June 30, 2010 versus 2009
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$(52,555)	$(39,522)	$(13,033)	$(25,786)	$(20,577)	$(5,209)
Residential mortgage	(17,980)	(13,853)	(4,127)	(9,582)	(7,657)	(1,925)
Retail	(12,802)	(6,576)	(6,226)	(5,196)	(2,834)	(2,362)

Total loans	(83,337)	(59,951)	(23,386)	(40,564)	(31,068)	(9,496)
Investment securities	(10,691)	1,403	(12,094)	(5,706)	(3,233)	(2,473)
Other short-term investments	1,757	2,100	(343)	1,054	1,232	(178)

Investments and other	(8,934)	3,503	(12,437)	(4,652)	(2,001)	(2,651)

Total interest income	$(92,271)	$(56,448)	$(35,823)	$(45,216)	$(33,069)	$(12,147)

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$(140)	$3	$(143)	$(68)	$2	$(70)
Interest-bearing demand deposits	1,809	1,245	564	860	531	329
Money market deposits	(6,978)	4,525	(11,503)	(3,634)	1,983	(5,617)
Time deposits, excluding brokered CDs	(24,788)	(8,154)	(16,634)	(12,185)	(4,425)	(7,760)

Interest-bearing deposits, excluding
Brokered CDs	(30,097)	(2,381)	(27,716)	(15,027)	(1,909)	(13,118)
Brokered CDs	(4,390)	(1,636)	(2,754)	(1,606)	(871)	(735)

Total interest-bearing deposits	(34,487)	(4,017)	(30,470)	(16,633)	(2,780)	(13,853)
Wholesale funding	(17,689)	(33,885)	16,196	(9,054)	(16,180)	7,126

Total interest expense	$(52,176)	$(37,902)	$(14,274)	$(25,687)	$(18,960)	$(6,727)

Net interest income, taxable equivalent	$(40,095)	$(18,546)	$(21,549)	$(19,529)	$(14,109)	$(5,420)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
The provision for loan losses for the first half of 2010 was $263.0 million, compared to $260.4 million for the first half of 2009 and $750.6 million for the full year 2009, respectively. Net charge offs were $268.6 million for the first half of 2010, compared to $118.7 million for the first half of 2009 and $442.5 million for the full year 2009. Annualized net charge offs as a percent of average loans for the first half of 2010 were 3.97%, compared to 1.47% for the first half of 2009 and 2.84% for the full year 2009. At June 30, 2010, the allowance for loan losses was $567.9 million, up from $407.2 million at June 30, 2009, and down from $573.5 million at December 31, 2009. The ratio of the allowance for loan losses to total loans was 4.51%, compared to 2.66% at June 30, 2009 and 4.06% at December 31, 2009. Nonperforming loans at June 30, 2010, were $1.0 billion, compared to $733 million at June 30, 2009, and $1.1 billion at December 31, 2009. See Tables 8 and 9.
The provision for loan losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies on each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”

Noninterest Income
Noninterest income for the first six months of 2010 was $178.9 million, down $12.0 million (6.3%) from the first six months of 2009. Core fee-based revenue (as defined in Table 4 below) was $125.7 million, down $0.6 million from the comparable period last year. Net mortgage banking income was $10.9 million compared to $32.6 million for the first half of 2009. Net gains / losses on investment securities and asset sales combined were $23.3 million, a favorable change of $16.5 million versus the first half of 2009. All other noninterest income categories combined were $19.0 million, down $6.2 million versus the comparable period last year.
TABLE 4
Noninterest Income
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Trust service fees	$9,517	$8,569	$948	11.1%	$18,873	$17,046	$1,827	10.7%
Service charges on deposit accounts	26,446	29,671	(3,225)	(10.9)	52,505	56,876	(4,371)	(7.7)
Card-based and other nondeposit fees	11,942	11,858	84	0.7	22,762	22,032	730	3.3
Retail commissions	15,722	14,829	893	6.0	31,539	30,341	1,198	3.9

Core fee-based revenue	63,627	64,927	(1,300)	(2.0)	125,679	126,295	(616)	(0.5)
Mortgage banking income	9,279	23,460	(14,181)	(60.4)	19,307	44,017	(24,710)	(56.1)
Mortgage servicing rights expense	3,786	(4,837)	8,623	(178.3)	8,407	11,453	(3,046)	(26.6)

Mortgage banking, net	5,493	28,297	(22,804)	(80.6)	10,900	32,564	(21,664)	(66.5)
Capital market fees, net	(136)	2,393	(2,529)	(105.7)	(6)	5,019	(5,025)	(100.1)
Bank owned life insurance (“BOLI”) income	4,240	3,161	1,079	34.1	7,496	8,933	(1,437)	(16.1)
Other	6,336	5,835	501	8.6	11,589	11,290	299	2.6

Subtotal (“fee income”)	79,560	104,613	(25,053)	(23.9)	155,658	184,101	(28,443)	(15.4)
Asset sale gains / (losses), net	1,477	(1,287)	2,764	(214.8)	(164)	(2,394)	2,230	(93.1)
Investment securities gains / (losses), net	(146)	(1,385)	1,239	(89.5)	23,435	9,211	14,224	N/M

Total noninterest income	$80,891	$101,941	$(21,050)	(20.6)%	$178,929	$190,918	$(11,989)	(6.3)%

N/M — Not meaningful.
Trust service fees were $18.9 million, up $1.8 million (10.7%) between the comparable six month periods, primarily due to stock market performance. The average market value of assets under management was $5.3 billion and $4.9 billion for the six months ended June 30, 2010 and 2009, respectively.
Service charges on deposit accounts were $52.5 million, down $4.4 million (7.7%) from the comparable six month period last year. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $5.0 million to $33.6 million) due to changes in customer behavior.
Card-based and other nondeposit fees were $22.8 million, up $0.7 million (3.3%) from the first half of 2009, primarily due to higher interchange, letter of credit, and other commercial loan servicing fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $31.5 million for the first half of 2010, up $1.2 million (3.9%) compared to the first half of 2009, including higher brokerage and variable annuity commissions (up $2.1 million to $6.6 million on a combined basis) and an increase in insurance commissions (up $0.2 million), partially offset by lower fixed annuity commissions (down $1.1 million).
Net mortgage banking income was $10.9 million for the first half of 2010, down $21.7 million compared to the first half of 2009. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on the mortgage derivatives (collectively “gains on sales and related income”)) was $19.3 million for the first half of 2010, a decrease of $24.7 million compared to the first half of 2009. This $24.7 million decrease between the comparable six month periods was primarily attributable to lower gains on sales and related income (down $24.0 million). Secondary mortgage production was $957 million for the first half of 2010, compared to $2.4 billion for the first half of 2009.
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $3.0 million lower than the first half of 2009, with a $5.4 million decrease to the valuation reserve (comprised of a $2.7 million addition to the valuation reserve in the first half of 2009 compared to a $2.7 million recovery of the valuation reserve in the first half of 2010) and $2.4 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At June 30, 2010, the mortgage servicing rights asset, net of its valuation allowance, was $65.6 million, representing 84 bp of the $7.8 billion servicing portfolio, compared to a net mortgage servicing rights asset of $59.8 million, representing 87 bp of the $6.9 billion servicing portfolio at June 30, 2009. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 6, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $5.0 million lower than the comparable six month period in 2009. The decrease in capital market fees, net was due to a $0.4 million decrease in foreign currency related fees and a $4.6 million decrease in interest rate risk related fees (including an unfavorable credit valuation adjustment on the interest rate-related derivative instruments of $2.6 million for the first half of 2010 compared to a favorable credit valuation adjustment of $1.3 million for the first half of 2009). BOLI income was $7.5 million, down $1.4 million from the first half of 2009, due to death benefits received during the first half of 2009. Other income of $11.6 million was $0.3 million higher than the first half of 2009, with small increases in various other noninterest income categories.
Net asset sale losses were $0.2 million for the first half of 2010, compared to net asset sale losses of $2.4 million for the comparable period last year, with the $2.2 million favorable change primarily due to lower losses on sales of other real estate owned. Net investment securities gains of $23.4 million for first six months of 2010 were attributable to gains of $23.6 million on the sale of $538 million of mortgage-related securities, partially offset by $0.2 million of credit-related other-than-temporary write-downs on the Corporation’s holding of a non-agency mortgage-related security and an equity security. Net investment securities gains of $9.2 million for first six months of 2009 were attributable to gains of $13.5 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and credit-related other-than-temporary write-downs of $1.4 million on the Corporation’s holding of a trust preferred security and various equity securities. See Note 5, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $306.9 million for the first half of 2010, down $4.4 million (1.4%) from the first half of 2009. Personnel expense was up $0.4 million (0.3%) between the comparable six month periods, while all remaining noninterest expense categories on a combined basis were down $4.8 million (3.2%).
TABLE 5
Noninterest Expense
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Personnel expense	$79,342	$81,171	$(1,829)	(2.3)%	$158,697	$158,269	$428	0.3%
Occupancy	11,706	12,341	(635)	(5.1)	24,881	25,222	(341)	(1.4)
Equipment	4,450	4,670	(220)	(4.7)	8,835	9,259	(424)	(4.6)
Data processing	7,866	8,126	(260)	(3.2)	15,165	15,723	(558)	(3.5)
Business development and advertising	4,773	4,943	(170)	(3.4)	9,218	9,680	(462)	(4.8)
Other intangible asset amortization	1,254	1,385	(131)	(9.5)	2,507	2,771	(264)	(9.5)
Legal and professional	5,517	5,586	(69)	(1.2)	8,312	9,827	(1,515)	(15.4)
Foreclosure / OREO expense	8,906	13,576	(4,670)	(34.4)	16,635	18,589	(1,954)	(10.5)
FDIC expense	12,027	18,090	(6,063)	(33.5)	23,856	23,865	(9)	—
Stationery and supplies	1,448	1,575	(127)	(8.1)	2,795	3,353	(558)	(16.6)
Courier	1,067	1,214	(147)	(12.1)	2,142	2,505	(363)	(14.5)
Postage	1,564	1,736	(172)	(9.9)	3,302	3,884	(582)	(15.0)
Other	15,118	15,618	(500)	(3.2)	30,552	28,348	2,204	7.8

Total noninterest expense	$155,038	$170,031	$(14,993)	(8.8)%	$306,897	$311,295	$(4,398)	(1.4)%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $158.7 million for the first half of 2010, up $0.4 million (0.3%) versus the first half of 2009. Average full-time equivalent employees were 4,772 for the first half of 2010, down 7.0% from 5,130 for the first half of 2009. Salary-related expenses decreased $1.1 million (0.9%). This decrease was the result of higher compensation and commissions (up $2.8 million or 2.4%, including merit increases between the years), more than offset by declines in formal / discretionary and signing bonuses (down $3.3 million or 31.6%). Fringe benefit expenses were up $1.5 million (5.2%) versus the first half of 2009, primarily attributable to higher benefit plan expenses.
Compared to the first half of 2009, occupancy expense of $24.9 million was down $0.3 million (1.4%), equipment expense of $8.8 million was down $0.4 million (4.6%), data processing expense of $15.2 million was down $0.6 million (3.5%), business development and advertising of $9.2 million was down $0.5 million (4.8%), stationery and supplies of $2.8 million was down $0.6 million (16.6%), courier expense of $2.1 million was down $0.4 million (14.5%), and postage expense of $3.3 million was down $0.6 million (15.0%), reflecting efforts to control selected discretionary expenses. Other intangible amortization decreased $0.3 million (9.5%), attributable to the full amortization of certain intangible assets during 2009. Legal and professional fees of $8.3 million decreased $1.5 million primarily due to lower legal and other professional consultant costs related to corporate projects completed in 2009. Foreclosure / OREO expenses of $16.6 million decreased $2.0 million, primarily attributable to a decline in OREO write-downs. FDIC expense was flat compared to 2009, with a change in the components as 2010 expense reflected a deposit insurance rate increase and a larger assessable deposit base, while 2009 expense included a special assessment of $11.3 million. Other expense increased $2.2 million (7.8%) from the comparable period last year, with the first half of 2010 including a $2.5 million early termination penalty on the repayment of $200 million of long-term funding. For the remainder of 2010, the Corporation expects FDIC expense will continue to remain elevated and foreclosure / OREO expenses will remain elevated due to continued pressure on foreclosure expenses.

Income Taxes
For the first half of 2010, the Corporation recognized income tax benefit of $32.8 million, compared to income tax benefit of $37.8 million for the first half of 2009. The change in income tax was primarily due to the level of pretax income (loss) between the comparable six-month periods. In addition, during the first quarter of 2009, the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the then recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets.
Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 9, “Income Taxes,” of the notes to consolidated financial statements and section “Critical Accounting Policies.”
Balance Sheet
At June 30, 2010, total assets were $22.8 billion, a decrease of $0.1 billion since December 31, 2009. The decrease in assets was primarily due to a $1.5 billion decline in loans and a $513 million decrease in investment securities available for sale, partially offset by a $1.7 billion increase in cash and cash equivalents and a $240 million increase in loans held for sale. The growth in assets was primarily funded by deposits, as both short-term borrowings and long-term funding declined since year end 2009.
Loans of $12.6 billion at June 30, 2010, were down $1.5 billion from December 31, 2009, with declines in both commercial and consumer-related loan balances, and a slight shift in the mix of loans. The decline in loans was predominantly due to planned run-off, sales of nonperforming loans, charge offs, and weak new loan demand. Commercial loans decreased $1.2 billion (including a $0.5 billion decline in both commercial, financial and agriculture loans and real estate construction loans), and consumer-related loans were down $0.3 billion (due to the transfer of $148 million of student loans into the loans held for sale category). Investment securities available for sale were $5.3 billion, down $513 million from year-end 2009 (primarily due to the sale of $538 million of mortgage-related investment securities during the first quarter of 2010). For the remainder of 2010, the Corporation anticipates that loan balances will continue to decline due to Corporate decisions to exit specific credit relationships, ongoing efforts to resolve problem credits (including potential sales of nonperforming loans), and reduced demand related to the continued economic uncertainty.
At June 30, 2010, total deposits of $17.0 billion were up $0.2 billion from December 31, 2009. Since year end 2009, money market deposits increased $0.7 billion (primarily in network transaction deposits) and brokered CDs grew $0.4 billion, while interest-bearing demand deposit accounts decreased $0.4 billion and other time deposits decreased $0.3 billion. Noninterest-bearing demand deposits decreased to $2.9 billion and represented 17% of total deposits, compared to 20% of total deposits at December 31, 2009, reflecting the usual seasonal decline. Wholesale funding of $2.4 billion was down $0.8 billion since year end 2009, with short-term borrowings down $0.7 billion and long-term funding decreasing $0.1 billion (including the early repayment of $0.2 billion of long-term repurchase agreements for which the Corporation incurred an early termination penalty of $2.5 million).
Since June 30, 2009, loans declined $2.7 billion, with commercial loans down $2.2 billion and consumer-related loan balances down $0.5 billion. Since June 30, 2009, deposits grew $0.6 billion, primarily attributable to a $1.1 billion increase in money market deposits (which includes a $1.1 billion increase in network transaction deposits) and a $0.5 billion increase in interest-bearing demand deposits, partially offset by a $0.4 billion decrease in brokered CDs and a $0.7 billion decrease in other time deposits. Given the increase in deposit balances, wholesale funding was reduced by $2.1 billion since June 30, 2009, including a $2.2 billion decrease in short-term borrowings and a $0.1 billion increase in long-term funding.

TABLE 6
Period End Loan Composition
($ in Thousands)

	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial, financial, and agricultural	$2,969,662	24%	$3,099,265	23%	$3,450,632	24%	$3,613,457	25%	$3,904,925	25%
Commercial real estate	3,576,716	28	3,699,139	28	3,817,066	27	3,902,340	26	3,737,749	24
Real estate construction	925,697	7	1,281,868	10	1,397,493	10	1,611,857	11	1,963,919	13
Lease financing	82,375	1	87,568	1	95,851	1	102,130	1	110,262	1

Commercial	7,554,450	60	8,167,840	62	8,761,042	62	9,229,784	63	9,716,855	63
Home equity (1)	2,455,181	19	2,468,587	18	2,546,167	18	2,591,262	17	2,656,747	17
Installment	749,588	6	759,025	6	873,568	6	885,970	6	844,065	6

Retail	3,204,769	25	3,227,612	24	3,419,735	24	3,477,232	23	3,500,812	23
Residential mortgage	1,842,697	15	1,903,869	14	1,947,848	14	2,058,581	14	2,092,440	14

Total loans	$12,601,916	100%	$13,299,321	100%	$14,128,625	100%	$14,765,597	100%	$15,310,107	100%

(1) Home equity includes home equity lines and residential mortgage junior liens.

Farmland	$40,544	1%	$45,636	1%	$47,514	1%	$48,584	1%	$52,010	1%
Multi-family	518,990	14	526,963	14	543,936	14	538,724	14	500,363	13
Owner occupied	1,131,687	32	1,156,318	32	1,198,075	32	1,264,295	32	1,335,935	36
Non-owner occupied	1,885,495	53	1,970,222	53	2,027,541	53	2,050,737	53	1,849,441	50

Commercial real estate	$3,576,716	100%	$3,699,139	100%	$3,817,066	100%	$3,902,340	100%	$3,737,749	100%

1-4 family construction	$183,953	20%	$220,630	17%	$251,307	18%	$293,568	18%	$329,699	17%
All other construction	741,744	80	1,061,238	83	1,146,186	82	1,318,289	82	1,634,220	83

Real estate construction	$925,697	100%	$1,281,868	100%	$1,397,493	100%	$1,611,857	100%	$1,963,919	100%

TABLE 7
Period End Deposit Composition
($ in Thousands)

	June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$2,932,599	17%	$3,023,247	18%	$3,274,973	20%	$2,984,486	18%	$2,846,570	17%
Savings	913,146	5	897,740	5	845,509	5	871,539	5	898,527	6
Interest-bearing demand	2,745,541	16	2,939,390	17	3,099,358	18	2,395,429	15	2,242,800	14
Money market	6,554,559	39	6,522,901	37	5,806,661	35	5,724,418	35	5,410,498	33
Brokered CDs	571,626	3	742,119	4	141,968	1	653,090	4	930,582	6
Other time	3,252,728	20	3,371,390	19	3,560,144	21	3,817,147	23	3,991,414	24

Total deposits	$16,970,199	100%	$17,496,787	100%	$16,728,613	100%	$16,446,109	100%	$16,320,391	100%

Total deposits, excluding Brokered CDs	$16,398,573	97%	$16,754,668	96%	$16,586,645	99%	$15,793,019	96%	$15,389,809	94%
Network transaction deposits included above in interest-bearing demand and money market	$2,698,204	16%	$2,641,648	15%	$1,926,539	11%	$1,767,271	11%	$1,605,722	10%
Total deposits, excluding Brokered CDs and network transaction deposits	$13,700,369	81%	$14,113,020	81%	$14,660,106	88%	$14,025,748	85%	$13,784,087	84%
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
The allocation methodology used at June 30, 2010 and December 31, 2009 was comparable, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of special mention, substandard, or doubtful) and non-criticized loan categories (which include watch rated loans), into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management allocates the allowance for loan losses for credit losses by pools of risk. First, a valuation allowance estimate is established for specifically identified loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates allowance for loan losses with loss factors by loan type (used for both criticized and non-criticized loan pools), primarily based on historical loss rates with consideration for loan type, historical loss and delinquency experience, and industry statistics. Loans that are criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to additional factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.
At June 30, 2010, the allowance for loan losses was $567.9 million compared to $407.2 million at June 30, 2009, and $573.5 million at December 31, 2009. At June 30, 2010, the allowance for loan losses to total loans was 4.51% and covered 56% of nonperforming loans, compared to 2.66% and 56%, respectively, at June 30, 2009, and 4.06% and 51%, respectively, at December 31, 2009. At June 30, 2010, the Corporation had $799 million of specifically identified impaired loans with a current allowance for loan losses allocation of $165 million and for which the Corporation had previously recognized $145 million of net charge offs resulting in a net mark of 67% on impaired loans. At December 31, 2009, the Corporation had $908 million of specifically identified impaired loans with an allowance for loan losses allocation of $142 million and for which the Corporation had previously recognized $244 million of net charge offs resulting in a net mark of 67% on impaired loans. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets.
The provision for loan losses for the first half of 2010 was $263.0 million, compared to $260.4 million for the first half of 2009, and $750.6 million for the full year 2009. Net charge offs were $268.6 million for the six months ended June 30, 2010, $118.7 million for the comparable period ended June 30, 2009, and $442.5 million for the full year 2009. The increase in net charge offs between the comparable June periods was mainly attributable to the sale of nonperforming loans with a net book value of $216 million, resulting in $57 million of charge offs during the second quarter of 2010, and a higher incidence of larger (greater than $2 million) commercial net charge offs coming from the higher nonperforming loan levels that have existed during the past several quarters within the residential and land development loans, and in the financial services and housing-related industries. The ratio of net charge offs to average loans on an annualized basis was 3.97%, 1.47%, and 2.84% for the six months ended June 30, 2010, and 2009, and the full year 2009, respectively.
Asset quality stress experienced during the past few years accelerated considerably during 2009 with the Corporation experiencing elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s historical trends. Industry issues impacting asset quality during this period included a general deterioration in economic factors (such as higher and more volatile energy prices, rising unemployment, the fall of the dollar, and concerns about inflation or recession); declining commercial and residential real estate markets; and waning consumer confidence. Declining collateral values have significantly contributed to the elevated levels of nonperforming loans, net charge offs, and allowance for loan losses, resulting in the increase in the provision for loan losses that the Corporation has experienced in recent periods. During this time period, the Corporation has continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories. As we continue to take actions to deal with nonperforming loans, we believe charge offs will remain elevated over the next few quarters as we work through our remaining problem loans. To help achieve this strategy, we may again consider potential sales of nonperforming loans.
While there was minimal change in overall loan mix, loans declined $1.5 billion since year end 2009 with declines in both commercial and consumer-related loan balances (down $1.2 billion and $0.3 billion, respectively); and compared to June 30, 2009, loans declined $2.7 billion with commercial loans down $2.2 billion and consumer-related loan balances down $0.5 billion (see section “Balance Sheet” and Table 6). Criticized loans decreased 18% since year-end 2009 (representing 22% of total loans at June 30, 2010 and 23% of totals loans at December 31, 2009), and compared to a year ago, criticized loans decreased 11% (representing 20% of total loans at June 30, 2009). Loans past due 30-89 days decreased $92 million since year-end 2009 (with commercial past due loans down $89 million and consumer-related past due loans down $3 million), and decreased $61 million since June 30, 2009 (with commercial and consumer-related past due loans down $53 million and $8 million, respectively). Since year-end 2009, nonperforming loans fell $102 million (with commercial nonperforming loans down $116 million and consumer-related nonperforming loans up $14 million) and increased $286 million since June 30, 2009 (with commercial and consumer-related nonperforming loans up $238 million and $48 million, respectively). Nonperforming loans to total loans were 8.09%, 7.94%, and 4.79% at June 30, 2010, and December 31 and June 30, 2009, respectively (see Table 9). The allowance for loan losses to loans increased to 4.51% at June 30, 2010, compared to 4.06% at year-end 2009 and 2.66% at June 30, 2009.
Management believes the level of allowance for loan losses to be appropriate at June 30, 2010 and December 31, 2009.
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

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the six months						At and for the year
	ended June 30,						ended December 31,
	2010			2009			2009

Allowance for Loan Losses:
Balance at beginning of period		$573,533			$265,378			$265,378
Provision for loan losses		263,010			260,446			750,645
Charge offs (1)		(287,797)			(123,499)			(452,206)
Recoveries		19,166			4,842			9,716

Net charge offs		(268,631)			(118,657)			(442,490)

Balance at end of period		$567,912			$407,167			$573,533

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)
Commercial, financial, and agricultural	$69,256	443		$55,257	267		$155,677	401
Commercial real estate (CRE) (1)	58,332	314		11,240	63		56,239	150
Real estate construction (1)	106,321	1,688		19,701	182		157,197	816
Lease financing	1,071	245		990	172		1,570	144

Total commercial (1)	234,980	574		87,188	174		370,683	383
Home equity	22,982	187		21,085	153		48,790	181
Installment	4,109	91		4,307	102		8,839	103

Total retail	27,091	161		25,392	141		57,629	162
Residential mortgage	6,560	66		6,077	48		14,178	60

Total net charge offs (1)	$268,631	397		$118,657	147		$442,490	284

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$287	126		$171	62		$146	28
Multi-family (1)	8,396	313		1,081	43		6,225	119
Owner occupied	5,405	94		3,237	51		7,352	58
Non-owner occupied (1)	44,244	447		6,751	76		42,516	224

Commercial real estate (1)	$58,332	314		$11,240	63		$56,239	150

1-4 family construction (1)	$13,081	1,184		$3,277	173		$38,662	1,129
All other construction (1)	93,240	1,795		16,424	183		118,535	748

Real estate construction (1)	$106,321	1,688		$19,701	182		$157,197	816

(1)	– Charge offs for the three months ended June 30, 2010 include $65.8 million of write-downs related to commercial loans sold or transferred to held for sale, comprised of write-downs of $5.2 million on 1-4 family construction, $31.3 million on all other construction, $6.7 million on multi-family commercial real estate, and $22.6 million on non-owner occupied commercial real estate.

(A)	– Annualized ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans	4.51%		2.66%		4.06%
Allowance for loan losses to net charge offs (annualized)	1.0	x	1.7	x	1.3	x

TABLE 8 (continued)
Allowance for Loan Losses
($ in Thousands)

Quarterly Trends:	June 30,		March 31,		December 31,		September 30,		June 30,
	2010		2010		2009		2009		2009

Allowance for Loan Losses:
Balance at beginning of period		$575,573		$573,533		$412,530		$407,167		$313,228
Provision for loan losses		97,665		165,345		394,789		95,410		155,022
Charge offs (1)		(113,170)		(174,627)		(236,367)		(92,340)		(63,325)
Recoveries		7,844		11,322		2,581		2,293		2,242

Net charge offs		(105,326)		(163,305)		(233,786)		(90,047)		(61,083)

Balance at end of period		$567,912		$575,573		$573,533		$412,530		$407,167

Impaired Loans Analysis:
Impaired loan amount (pre charge off)		$943,822		$1,280,239		$1,152,323		$801,039		$685,195
Cumulative charge offs recognized		(144,947)		(292,428)		(244,137)		(116,929)		(113,041)

Current impaired loan balance		798,875		987,811		908,186		684,110		572,154
Reserves on impaired loans		165,390		158,705		141,675		72,929		84,455

Current balance, net of reserves		$633,485		$829,106		$766,511		$611,181		$487,699

Current mark on impaired loans *		67%		65%		67%		76%		71%

* Current mark on impaired loans = Current balance, net of reserves divided by Impaired loan amount (pre charge off).

Net loan charge offs (recoveries):		(A )		(A )		(A )		(A )		(A )
Commercial, financial, and agricultural	$5,557	73	$63,699	795	$42,940	490	$57,480	611	$19,367	191
Commercial real estate (CRE) (1)	37,004	398	21,328	230	40,550	412	4,449	45	8,382	92
Real estate construction (1)	46,135	1,582	60,186	N/M	124,659	N/M	12,837	285	16,249	307
Lease financing	297	141	774	341	261	105	319	119	988	349

Total commercial (1)	88,993	444	145,987	698	208,410	915	75,085	313	44,986	182
Home equity	11,213	183	11,769	190	16,503	254	11,202	170	10,343	152
Installment	1,887	83	2,222	98	2,099	94	2,433	113	2,321	110

Total retail	13,100	156	13,991	166	18,602	213	13,635	156	12,664	142
Residential mortgage	3,233	65	3,327	67	6,774	127	1,327	23	3,433	53

Total net charge offs (1)	$105,326	315	$163,305	476	$233,786	635	$90,047	234	$61,083	152

CRE & Construction Net Charge Off Detail:		(A )		(A )		(A )		(A )		(A )
Farmland	$98	88	$189	163	$(25)	(21)	$—	—	$210	154
Multi-family (1)	7,279	543	1,117	83	4,700	331	444	33	412	33
Owner occupied	1,408	49	3,997	138	2,013	65	2,102	62	2,371	74
Non-owner occupied (1)	28,219	567	16,025	325	33,862	649	1,903	39	5,389	121

Commercial real estate (1)	$37,004	398	$21,328	230	$40,550	412	$4,449	45	$8,382	92

1-4 family construction (1)	$5,380	1,026	$7,701	N/M	$23,926	N/M	$11,459	N/M	$2,401	274
All other construction (1)	40,755	1,704	52,485	N/M	100,733	N/M	1,378	37	13,848	313

Real estate construction (1)	$46,135	1,582	$60,186	N/M	$124,659	N/M	$12,837	285	$16,249	307

(1)	– Charge offs for the three months ended June 30, 2010 include $65.8 million of write-downs related to commercial loans sold or transferred to held for sale, comprised of write-downs of $5.2 million on 1-4 family construction, $31.3 million on all other construction, $6.7 million on multi-family commercial real estate, and $22.6 million on non-owner occupied commercial real estate.

(A)	– Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M — Not meaningful.

TABLE 9
Nonperforming Assets
($ in Thousands)

	June 30,		March 31,		December 31,		September 30,		June 30,
	2010		2010		2009		2009		2009
Nonperforming assets:
Nonaccrual loans:
Commercial		$843,719		$1,047,840		$964,888		$737,817		$616,434
Residential mortgage		84,141		85,740		81,811		75,681		57,277
Retail		47,781		46,605		31,100		31,822		26,803

Total nonaccrual loans		975,641		1,180,185		1,077,799		845,320		700,514
Accruing loans past due 90 days or more:
Commercial		1,372		5,450		9,394		6,155		3,339
Retail		1,835		903		15,587		17,019		16,446

Total accruing loans past due 90 days or more		3,207		6,353		24,981		23,174		19,785
Restructured loans:
Commercial		13,290		763		480		265		430
Residential mortgage		23,414		15,875		13,410		12,540		9,889
Retail		4,161		6,782		5,147		4,451		2,770

Total restructured loans		40,865		23,420		19,037		17,256		13,089

Total nonperforming loans (NPLs)		1,019,713		1,209,958		1,121,817		885,750		733,388
Other real estate owned (OREO)		51,223		62,220		68,441		60,010		51,633

Total nonperforming assets (NPAs)		$1,070,936		$1,272,178		$1,190,258		$945,760		$785,021

Restructured loans included in Nonaccrual loans		$48,215		$9,862		$9,393		$5,353		$1,357

Ratios:
NPLs to total loans		8.09%		9.10%		7.94%		6.00%		4.79%
Nonaccrual loans to total loans		7.71		8.87		7.63		5.72		4.58
NPAs to total loans plus OREO		8.46		9.52		8.38		6.38		5.11
NPAs to total assets		4.71		5.51		5.20		4.13		3.27
Allowance for loan losses to NPLs		55.69		47.57		51.13		46.57		55.52
Allowance for loan losses to nonaccrual loans		58.21		48.77		53.21		48.80		58.12
Allowance for loan losses to total loans		4.51		4.33		4.06		2.79		2.66

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial, financial, and agricultural	$184,808	6%	$180,182	6%	$234,418	7%	$209,843	6%	$187,943	5%
Commercial real estate	360,974	10%	356,853	10%	307,478	8%	213,736	5%	165,929	4%
Real estate construction	284,646	31%	487,552	38%	413,360	30%	301,844	19%	264,402	13%
Leasing	27,953	34%	29,466	34%	19,506	20%	18,814	18%	1,929	2%

Total commercial	858,381	11%	1,054,053	13%	974,762	11%	744,237	8%	620,203	6%
Home equity	46,534	2%	47,231	2%	44,257	2%	45,905	2%	38,474	1%
Installment	7,243	1%	7,059	1%	7,577	1%	7,387	1%	7,545	1%

Total retail	53,777	2%	54,290	2%	51,834	2%	53,292	2%	46,019	1%
Residential mortgage	107,555	6%	101,615	5%	95,221	5%	88,221	4%	67,166	3%

Total nonperforming loans	1,019,713	8%	1,209,958	9%	1,121,817	8%	885,750	6%	733,388	5%
Commercial real estate owned	35,659		46,425		52,468		45,188		36,818
Residential real estate owned	11,607		11,397		11,572		11,635		11,628
Bank properties real estate owned	3,957		4,398		4,401		3,187		3,187

Other real estate owned	51,223		62,220		68,441		60,010		51,633

Total nonperforming assets	$1,070,936		$1,272,178		$1,190,258		$945,760		$785,021

Commercial real estate & Real estate construction NPLs Detail:
Farmland	$3,048	8%	$2,801	6%	$1,524	3%	$1,303	3%	$400	1%
Multi-family	34,034	7%	32,835	6%	17,867	3%	23,317	4%	13,696	3%
Owner occupied	86,615	8%	70,444	6%	61,170	5%	46,623	4%	45,304	3%
Non-owner occupied	237,277	13%	250,773	13%	226,917	11%	142,493	7%	106,529	6%

Commercial real estate	$360,974	10%	$356,853	10%	$307,478	8%	$213,736	5%	$165,929	4%

1-4 family construction	$65,204	35%	$92,828	42%	$77,902	31%	$88,849	30%	$91,216	28%
All other construction	219,442	30%	394,724	37%	335,458	29%	212,995	16%	173,186	11%

Real estate construction	$284,646	31%	$487,552	38%	$413,360	30%	$301,844	19%	$264,402	13%

(A)	– Ratio of nonperforming loans by type to total loans by type.

TABLE 9 (continued)
Nonperforming Assets
($ in Thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Loans 30-89 days past due by type:
Commercial, financial, and agricultural	$40,415	$51,042	$64,369	$43,159	$47,515
Commercial real estate	50,721	69,836	81,975	50,029	66,288
Real estate construction	23,368	13,805	56,559	39,184	35,166
Leasing	628	98	823	873	18,833

Total commercial	115,132	134,781	203,726	133,245	167,802
Home equity	15,869	12,919	14,304	16,852	19,755
Installment	6,567	4,794	8,499	7,401	7,577

Total retail	22,436	17,713	22,803	24,253	27,332
Residential mortgage	11,110	12,786	14,226	17,994	14,189

Total loans past due 30-89 days	$148,678	$165,280	$240,755	$175,492	$209,323

Commercial real estate & Real estate construction loans 30-89 days past due Detail:
Farmland	$1,686	$123	$1,338	$265	$1,493
Multi-family	16,552	6,508	7,669	2,780	4,120
Owner occupied	7,348	24,137	30,043	21,071	28,339
Non-owner occupied	25,135	39,068	42,925	25,913	32,336

Commercial real estate	$50,721	$69,836	$81,975	$50,029	$66,288

1-4 family construction	$974	$2,313	$38,555	$9,530	$14,668
All other construction	22,394	11,492	18,004	29,654	20,498

Real estate construction	$23,368	$13,805	$56,559	$39,184	$35,166

Potential problem loans by type:
Commercial, financial, and agricultural	$482,686	$505,903	$563,836	$481,034	$428,550
Commercial real estate	553,316	565,969	598,137	588,013	462,103
Real estate construction	203,560	262,572	391,105	462,029	481,467
Leasing	6,784	5,158	8,367	9,572	24,934

Total commercial	1,246,346	1,339,602	1,561,445	1,540,648	1,397,054
Home equity	7,778	7,446	13,400	15,933	13,626
Installment	725	1,103	1,524	1,908	1,043

Total retail	8,503	8,549	14,924	17,841	14,669
Residential mortgage	17,304	19,591	19,150	15,414	14,448

Total potential problem loans	$1,272,153	$1,367,742	$1,595,519	$1,573,903	$1,426,171

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
Nonperforming loans are considered one indicator of potential loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $17.7 million, $18.4 million, and $20.6 million of these past due student loans at June 30, 2010, June 30, 2009, and December 31, 2009, respectively.
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
Loans past due 90 days or more but still accruing interest are also included in nonperforming loans. Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.
Also included in nonperforming loans are loans modified in a troubled debt restructuring (or “restructured” loans). Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. During 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets we serve, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with our mortgage customers to provide them with an affordable monthly payment through extension of the maturity date (up to 40 years), reduction in interest rate, and partial principal forbearance. During the second quarter of 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged off. To date, the Corporation’s use of the multiple note structure has not been material, but use of this structure could increase in future periods. At June 30, 2010, the Corporation had total restructured loans of $89 million (including $48 million classified as nonaccrual and $41 million performing in accordance with the modified terms), compared to $28 million at December 31, 2009 (including $9 million classified as nonaccrual) and $14 million at June 30, 2009 (including $1 million classified as nonaccrual).
Nonperforming loans were $1.0 billion at June 30, 2010, compared to $733 million at June 30, 2009 and $1.1 billion at year-end 2009, reflecting the continued impact of the economy on the Corporation’s customers. Loans past due 30-89 days were $149 million at June 30, 2010, a decrease of $61 million from June 30, 2009 and a decrease of $92 million from December 31, 2009. The ratio of nonperforming loans to total loans was 8.09% at June 30, 2010, compared to 4.79% at June 30, 2009 and 7.94% at year-end 2009. The Corporation’s allowance for loan losses to nonperforming loans was 56% at June 30, 2010, compared to 56% at June 30, 2009 and 51% at December 31, 2009.
The recent market conditions have been marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. Nonperforming loans decreased $102 million since December 31, 2009, through a combination of bulk and individual loan sales. During the second quarter of 2010, the Corporation sold nonperforming loans with a net book value of $216 million at the beginning of the quarter, resulting in $57 million of charge offs during the quarter. Since June 30, 2009, nonperforming loans increased $286 million, primarily due to the impact of declining property values, slower sales, longer holding periods, and rising costs brought on by deteriorating real estate conditions and the weakening economy. As shown in Table 9, total nonperforming loans were down $102 million since year-end 2009, with commercial nonperforming loans down $116 million and consumer-related nonperforming loans were up $14 million. Since June 30, 2009, total nonperforming loans increased $286 million, with commercial nonperforming loans up $238 million and consumer-related nonperforming loans up $48 million. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at June 30, 2010 and December 31, 2009, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger commercial credit relationships, as well as other factors, in determining the overall appropriate level of the allowance for loan losses.

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2010, potential problem loans totaled $1.3 billion, compared to $1.4 billion at June 30, 2009, and $1.6 billion at December 31, 2009. The $0.3 billion decrease in potential problem loans since December 31, 2009, was primarily due to a $188 million decrease in real estate construction, a $45 million decrease in commercial real estate, and a $81 million decrease in commercial, financial, and agricultural, while the $0.1 billion decrease since June 30, 2009 was primarily due to a $278 million decrease in real estate construction, partially offset by a $91 million increase in commercial real estate and a $54 million increase in commercial, financial, and agricultural. The level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on the underlying real estate values (both residential and commercial).
Other Real Estate Owned: Other real estate owned was $51.2 million at June 30, 2010, compared to $51.6 million at June 30, 2009, and $68.4 million at year-end 2009. The $0.4 million decrease in other real estate owned between the June 30 periods was predominantly due to a $1.2 million decrease in commercial real estate owned, partially offset by a $0.8 million increase to bank premises no longer used for banking and reclassified into other real estate owned. Since year-end 2009, other real estate owned decreased $17.2 million, including a $16.8 million decrease in commercial real estate owned and a $0.4 million decrease in bank premises no longer used for banking and reclassified into other real estate owned.
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
Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is provided from the sale of investment securities, securities repurchase agreements and lines of credit with counterparty banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs, and is currently exploring options to replace the subordinated note offering which matures in 2011. The Corporation’s capital can be a source of funding and liquidity as well (see section “Capital”). The current volatility and disruptions in the capital markets may impact the Corporation’s ability to access certain liquidity sources in the same manner as the Corporation had in the past.
On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44.8 million shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478 million. The Corporation intends to use the net proceeds of this offering to support the Bank, for continued growth, and for working capital and other general corporate purposes.
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At June 30, 2010, the Corporation was in compliance with its internal liquidity objectives.
While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s, Standard and Poor’s (“S&P”), and fitch. Credit ratings by these nationally recognized statistical rating agencies are an important component of the Corporation’s liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently.
The Corporation’s credit rating was downgraded by S&P in January 2010 and was downgraded by Moody’s in February 2010. In addition, on April 28, 2010, S&P placed the Corporation on negative credit watch. The negative credit watch was subsequently removed by S&P on July 26, 2010. The rating agencies continue to have a negative outlook on the banking industry. The primary impact of these credit rating downgrades was that unsecured funding has become severely limited; however, the Corporation retained over $4 billion in secured borrowing capacity available at June 30, 2010; despite these credit rating downgrades. In order to mitigate the increased liquidity risk associated with these downgrades, the Corporation took steps to proactively increase its cash equivalent levels during 2010. This was achieved through the approval of a liquidity plan which provides for increasing network transaction accounts and Brokered CDs to fund asset growth, as necessary, as well as a targeted focus on retail deposit retention through competitive pricing. The credit ratings of the Parent Company and its subsidiary bank are displayed below.

	June 30, 2010			December 31, 2009
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Bank short-term	P2	B	F3	P1	A3	F3
Bank long-term	A3	BB+	BBB-	A1	BBB-	BBB-

Corporation short-term	P2	B	B	P1	B	B
Corporation long-term	Baa1	BB-	BB+	A2	BB+	BB+

Subordinated debt long-term	Baa2	B	BB	A3	BB-	BB
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. In September 2008, the Parent Company issued $26 million in a subordinated note offering, bearing a 9.25% fixed coupon rate, 5-year no-call provision, and 10-year maturity, while in August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at June 30, 2010. The availability under the commercial paper program was temporarily suspended due to the S&P downgrade in November 2009.
In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) was $507.7 million and $17.3 million, respectively. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). While any Senior Preferred Stock is outstanding, the Corporation may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. Prior to the third anniversary of the purchase of the Senior Preferred Stock by the United States Department of the Treasury (“UST”), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for the Corporation to pay quarterly dividends on its common stock.
While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The subsidiary bank is subject to regulation and may be limited in its ability to pay dividends or transfer funds to the Parent Company. On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary regulator. The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”), its primary banking regulator. The Memorandum requires the Corporation to obtain approval prior to the payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock. See section “Capital” for additional discussion.
A bank note program associated with the Bank was established during 2000. Under this program, short-term and long-term debt may be issued. As of June 30, 2010, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at June 30, 2010. Given the S&P and Moody’s downgrades noted above, the cost to issue funds under the bank note program would be cost prohibitive. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.2 billion was outstanding at June 30, 2010). Associated Bank also issues institutional certificates of deposit, network transaction deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2010, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.3 billion investment securities portfolio at June 30, 2010, $1.9 billion was pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
In addition, the Corporation has $191 million of FHLB and Federal Reserve stock combined, which is “restricted” in nature and less liquid than other tradable equity securities. The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. An investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered.
On November 21, 2008, the FDIC approved the final rule to provide short-term liquidity relief under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee (“TAG”) Program, which provides full deposit insurance coverage for certain noninterest-bearing transaction deposit accounts and certain interest-bearing NOW transaction accounts, regardless of dollar amount. On December 5, 2008, the Corporation opted into the TAG Program. On August 26, 2009, the FDIC approved the final rule extending the TAG Program for six months until June 30, 2010, and increased the applicable TAG assessment fees during that six month period. On April 13, 2010, the FDIC approved the issuance of an interim rule, with a 30-day comment period, amending the TAG Program. The interim final rule extends the TAG Program through December 31, 2010, with the possibility of an additional 12-month extension through December 31, 2011, with no increase in the TAG assessment rates. In addition, the interim final rule requires TAG assessment reporting based upon average daily account balances and reduces the maximum interest rate for TAG qualifying NOW accounts from 0.50% to 0.25%. The Corporation did not opt out of the TAG Program extension.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Act provides unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks effective on December 31, 2010 and continuing through December 31, 2012. The current FDIC TAG Program, which continues to the end of this year, is not changed by this Act. The unlimited FDIC coverage of noninterest-bearing transaction accounts will no longer be a special program; rather, it will be part of the standard FDIC insurance coverage for 2011 and 2012. Importantly, the Act also removes the prohibition on payments of interest on commercial demand deposit accounts as of July 21, 2011 (i.e., one year after the date of enactment). The impact of the removal of the prohibition of interest on commercial demand deposit accounts could have significant implications for the Corporation. Refer to section, “Subsequent Events,” and Part II, Item 1A,, “Risk Factors,” for additional information.
For the six months ended June 30, 2010, net cash provided by operating and investing activities was $247.0 million and $1.6 billion, respectively, while net cash used by financing activities was $119.7 million, for a net increase in cash and cash equivalents of $1.7 billion since year-end 2009. During the first half of 2010, assets decreased $114 million, with loans down $1.5 billion and investment securities declining $513 million, while loans held for sale increased $240 million. On the funding side, deposits increased $242 million while wholesale funding declined $824 million.
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
The following table represents the Corporation’s consolidated static gap position as of June 30, 2010.

	Table 10: Interest Rate Sensitivity Analysis
	Interest Sensitivity Period
				Total
		91-180	181-365	Within	Over 1
	0-90 Days	Days	Days	1 Year	Year	Total
	($ in Thousands)
Earning assets:
Loans held for sale	$321,060	$—	$—	$321,060	$—	$321,060
Investment securities, at fair value	747,646	428,901	536,827	1,713,374	3,799,673	5,513,047
Loans	6,437,932	690,098	1,172,460	8,300,490	4,301,426	12,601,916
Other earning assets	2,224,461	—	—	2,224,461	—	2,224,461

Total earning assets	$9,731,099	$1,118,999	$1,709,287	$12,559,385	$8,101,099	$20,660,484

Interest-bearing liabilities:
Deposits (1) (2)	$4,780,659	$1,715,817	$3,222,906	$9,719,382	$6,679,191	$16,398,573
Other interest-bearing liabilities (2)	935,229	212,663	311,357	1,459,249	1,469,474	2,928,723
Interest rate swap	(200,000)	—	—	(200,000)	200,000	—

Total interest-bearing liabilities	$5,515,888	$1,928,480	$3,534,263	$10,978,631	$8,348,665	$19,327,296

Interest sensitivity gap	$4,215,211	$(809,481)	$(1,824,976)	$1,580,754	$(247,566)	$1,333,188
Cumulative interest sensitivity gap	$4,215,211	$3,405,730	$1,580,754
Cumulative gap as a percentage of earning assets at June 30, 2010	20.4%	16.5%	7.7%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $572 million have been included with other interest-bearing liabilities and excluded from deposits.
The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of June 30, 2010, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At December 31, 2009, the Corporation was in a liability sensitive position, due to increased short-term funding issued to support the increase in the investment portfolio. (Liability sensitive means that liabilities will reprice faster than assets, while asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) At June 30, 2010, the Corporation was in an asset sensitive position, due to the common stock issuance in January 2010 and the implementation of the liquidity plan. For the remainder of 2010, the Corporation’s objective is to remain in an asset sensitive position. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”
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
The resulting simulations for June 30, 2010, projected that net interest income would increase by approximately 3.2% if rates rose by a 100 bp shock. At December 31, 2009, the 100 bp shock up was projected to decrease net interest income by approximately 0.3%. As of June 30, 2010, the simulation of earnings results were within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of June 30, 2010, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2010, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 7, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 11 summarizes significant contractual obligations and other commitments at June 30, 2010, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 11: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$2,592,391	$1,153,542	$78,136	$285	$3,824,354
Short-term borrowings	513,406	—	—	—	513,406
Long-term funding	600,000	999,908	87	243,696	1,843,691
Operating leases	11,587	19,680	12,978	15,845	60,090
Commitments to extend credit	3,052,253	800,104	103,462	50,770	4,006,589

Total	$6,769,637	$2,973,234	$194,663	$310,596	$10,248,130

Capital
Stockholders’ equity at June 30, 2010 was $3.2 billion, up $448 million from December 31, 2009. The change in stockholders’ equity between the two periods was primarily attributable to the completion of a common equity offering on January 15, 2010, which resulted in a net increase in stockholders’ equity of $478 million and a 44.8 million increase in the number of common shares outstanding. Cash dividends of $0.02 per share were paid in the first half of 2010, compared to $0.37 per share in the first half of 2009. At June 30, 2010, stockholders’ equity included $73.2 million of accumulated other comprehensive income compared to $63.4 million of accumulated other comprehensive income at December 31, 2009. The change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $94.0 million at December 31, 2009, to unrealized gains of $103.9 million at June 30, 2010). Stockholders’ equity to assets was 14.00% and 11.97% at June 30, 2010 and December 31, 2009, respectively.
On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. At June 30, 2010, management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) – 8% and total capital to risk-weighted assets – 12%. At June 30, 2010, the Bank’s capital ratios were 9.13% and 16.02%, respectively. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”), its primary banking regulator. The Memorandum, which was entered into with the Reserve Bank following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. In addition, as also required, the Corporation submitted its first quarterly progress report in July 2010, and has obtained, and will in the future continue to obtain, approval prior to payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock.
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
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. For the Corporation’s employee incentive plans, the Board of Directors authorized the repurchase of up to 2.0 million shares per quarter, while under various actions, the Board of Directors authorized the repurchase of shares, not to exceed specified amounts of the Corporation’s outstanding shares per authorization (“block authorizations”). During 2009 and the first six months of 2010, no shares were repurchased under this authorization. At June 30, 2010, approximately 3.9 million shares remain authorized to repurchase under the block authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.

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
TABLE 12
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009
Total stockholders’ equity	$3,186,127	$3,180,509	$2,738,608	$2,924,659	$2,873,768
Tier 1 capital	2,358,396	2,366,457	1,918,238	2,103,581	2,098,647
Total capital	2,600,650	2,618,318	2,180,959	2,372,711	2,418,084
Market capitalization	2,120,428	2,378,829	1,407,915	1,460,207	1,598,263

Book value per common share	$15.46	$15.44	$17.42	$18.88	$18.49
Tangible book value per common share	9.93	9.90	9.93	11.38	10.97
Cash dividend per common share	0.01	0.01	0.05	0.05	0.05
Stock price at end of period	12.26	13.76	11.01	11.42	12.50
Low closing price for the period	12.26	11.48	10.37	9.21	12.50
High closing price for the period	16.10	14.54	13.00	12.67	19.00

Total stockholders’ equity / assets	14.00%	13.76%	11.97%	12.78%	11.97%
Tangible common equity / tangible assets (1)	7.88	7.73	5.79	6.64	6.09
Tangible stockholders’ equity / tangible assets (2)	10.23	10.04	8.12	8.96	8.30
Tier 1 common equity / risk-weighted assets (3)	12.00	11.43	7.85	8.67	8.21
Tier 1 leverage ratio	10.80	10.57	8.76	9.35	9.06
Tier 1 risk-based capital ratio	17.25	16.40	12.52	13.14	12.45
Total risk-based capital ratio	19.02	18.15	14.24	14.83	14.35

Shares outstanding (period end)	172,955	172,880	127,876	127,864	127,861
Basic shares outstanding (average)	172,921	165,842	127,869	127,863	127,861
Diluted shares outstanding (average)	172,921	165,842	127,869	127,863	127,861

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.
Comparable Second Quarter Results
The Corporation recorded a net loss of $2.8 million for the three months ended June 30, 2010, compared to a net loss of $17.3 million for the three months ended June 30, 2009. Net loss available to common equity was $10.2 million for the three months ended June 30, 2010, or a net loss of $0.06 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the three months ended June 30, 2009, was $24.7 million, or a net loss of $0.19 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the second quarter of 2010 was $165.8 million, $19.5 million lower than the second quarter of 2009. Changes in balance sheet volume and mix decreased taxable equivalent net interest income by $14.1 million, while changes in the rate environment and product pricing lowered net interest income by $5.4 million. The Federal funds rate averaged 0.25% for both the second quarter of 2010 and the second quarter of 2009. The net interest margin between the comparable quarters was down 18 bp, to 3.22% in the second quarter of 2010, comprised of a 13 bp lower interest rate spread (to 3.00%, as the yield on earning assets declined 60 bp and the rate on interest-bearing liabilities fell 47 bp) and a 5 bp lower contribution from net free funds (to 0.22%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds). Average earning assets declined $1.2 billion to $20.6 billion in the second quarter of 2010, with average loans down $2.7 billion (predominantly in commercial loans), while average investments increased $1.5 billion. On the funding side, average interest-bearing deposits were up $0.8 billion, while average demand deposits increased $138 million. On average, wholesale funding balances were down $2.5 billion, comprised of a $2.3 billion decrease in short-term borrowings and a $0.2 billion decrease in long-term funding.
Provision for loan losses for the second quarter of 2010 was $97.7 million (or $7.7 million less than net charge offs), compared to $155.0 million (or $93.9 million greater than net charge offs) in the second quarter of 2009. Annualized net charge offs represented 3.15% of average loans for the second quarter of 2010 compared to 1.52% for the second quarter of 2009. Total nonperforming loans of $1.0 billion (8.09% of total loans) at June 30, 2010 were up from $733 million (4.79% of total loans) at June 30, 2009, with commercial nonperforming loans up $238 million to $858 million, and total consumer-related nonperforming loans up $48 million to $161 million (see Table 9). The allowance for loan losses to loans at June 30, 2010 was 4.51%, compared to 2.66% at June 30, 2009. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the second quarter of 2010 decreased $21.1 million (20.6%) to $80.9 million versus the second quarter of 2009. Core fee-based revenues of $63.6 million were down $1.3 million (2.0%) versus the comparable quarter in 2009, primarily due to lower levels of consumer fee-based deposit activity. Net mortgage banking decreased $22.8 million from the second quarter of 2009, predominantly due to lower gains on sales and related income as mortgage loan production returned to more normal levels from the historically high levels of 2009 (secondary mortgage production of $502 million for the second quarter of 2010 compared to secondary mortgage production of $1.3 billion for the second quarter of 2009). Net asset sale gains were $1.5 million for the second quarter of 2010, compared to net asset sale losses of $1.3 million for the second quarter of 2009, with the $2.8 million favorable change primarily due to lower losses on sales of other real estate owned. All remaining noninterest income categories on a combined basis were $0.3 million higher than the second quarter of 2009.
On a comparable quarter basis, noninterest expense decreased $15.0 million (8.8%) to $155.0 million in the second quarter of 2010. Personnel expense decreased $1.8 million (2.3%) from the second quarter of 2009, with salary-related expenses down $1.6 million (full-time equivalent employees decreased 7% between the comparable second quarter periods) and fringe benefit expenses down $0.2 million. FDIC expense decreased $6.1 million (33.5%) with the second quarter of 2010 reflecting deposit insurance rate increase and a larger assessable deposit base, while the second quarter of 2009 included a special assessment of $11.3 million. Foreclosure/OREO expense decreased $4.7 million (34.4%), primarily attributable to a decline in other real estate owned write-downs. All remaining noninterest expense categories on a combined basis were down $2.4 million (4.3%) compared to the second quarter of 2009, reflecting efforts to control selected discretionary expenses.
For the second quarter of 2010, the Corporation recognized income tax benefit of $9.2 million, compared to income tax benefit of $26.6 million for the second quarter of 2009. The change in income tax was primarily due to the level of pretax loss between the sequential quarters.

TABLE 13
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2010	2010	2009	2009	2009
Summary of Operations:
Net interest income	$159,793	$169,222	$178,353	$179,236	$179,138
Provision for loan losses	97,665	165,345	394,789	95,410	155,022
Noninterest income
Trust service fees	9,517	9,356	9,906	9,057	8,569
Service charges on deposit accounts	26,446	26,059	29,213	30,829	29,671
Card-based and other nondeposit fees	11,942	10,820	12,359	11,586	11,858
Retail commissions	15,722	15,817	15,296	15,041	14,829

Core fee-based revenue	63,627	62,052	66,774	66,513	64,927
Mortgage banking, net	5,493	5,407	9,227	(909)	28,297
Capital market fees, net	(136)	130	291	226	2,393
BOLI income	4,240	3,256	3,310	3,789	3,161
Asset sale gains (losses), net	1,477	(1,641)	(1,551)	(126)	(1,287)
Investment securities gains (losses), net	(146)	23,581	(395)	(42)	(1,385)
Other	6,336	5,253	7,078	5,858	5,835

Total noninterest income	80,891	98,038	84,734	75,309	101,941
Noninterest expense
Personnel expense	79,342	79,355	72,620	73,501	81,171
Occupancy	11,706	13,175	12,170	11,949	12,341
Equipment	4,450	4,385	4,551	4,575	4,670
Data processing	7,866	7,299	7,728	7,442	8,126
Business development and advertising	4,773	4,445	4,443	3,910	4,943
Other intangible amortization	1,254	1,253	1,386	1,386	1,385
Legal and professional fees	5,517	2,795	6,386	3,349	5,586
Foreclosure/OREO expense	8,906	7,729	10,852	8,688	13,576
FDIC expense	12,027	11,829	9,618	8,451	18,090
Other	19,197	19,594	29,260	17,860	20,143

Total noninterest expense	155,038	151,859	159,014	141,111	170,031
Income tax expense (benefit)	(9,240)	(23,555)	(117,479)	2,030	(26,633)

Net income (loss)	(2,779)	(26,389)	(173,237)	15,994	(17,341)
Preferred stock dividends and discount accretion	7,377	7,365	7,354	7,342	7,331

Net income (loss) available to common equity	$(10,156)	$(33,754)	$(180,591)	$8,652	$(24,672)

Taxable equivalent net interest income	$165,759	$175,256	$184,541	$185,174	$185,288
Net interest margin	3.22%	3.35%	3.59%	3.50%	3.40%
Effective tax rate (benefit)	(76.88)%	(47.16)%	(40.41)%	11.26%	(60.57)%

Average Balances:
Assets	$22,598,695	$23,151,767	$22,773,576	$23,362,954	$24,064,567
Earning assets	20,598,637	21,075,408	20,499,225	21,063,016	21,847,267
Interest-bearing liabilities	16,408,718	16,970,884	16,663,947	17,412,341	18,125,389
Loans	13,396,710	13,924,978	14,605,107	15,248,895	16,122,063
Deposits	17,056,193	17,143,924	16,407,034	16,264,181	16,100,686
Wholesale funding	2,343,119	2,837,001	3,332,642	4,067,830	4,876,970
Stockholders’ equity	3,186,295	3,145,074	2,898,132	2,904,210	2,909,700
Sequential Quarter Results
The Corporation recorded a net loss of $2.8 million for the three months ended June 30, 2010, compared to a net loss of $26.4 million for the three months ended March 31, 2010. Net loss available to common equity was $10.2 million for the three months ended June 30, 2010, or a net loss of $0.06 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the three months ended March 31, 2010, was $33.8 million, or a net loss of $0.20 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the second quarter of 2010 was $165.8 million, $9.5 million lower than the first quarter of 2010. Changes in balance sheet volume and mix decreased taxable equivalent net interest income by $6.9 million and changes in the rate environment and product pricing lowered net interest income by

$3.3 million, while one additional day in the second quarter increased net interest income by $0.7 million. The Federal funds rate averaged 0.25% for both the second quarter of 2010 and the first quarter of 2010. The net interest margin between the sequential quarters was down 13 bp, to 3.22% in the second quarter of 2010, attributable to a 13 bp lower interest rate spread (to 3.00%, as the yield on earning assets declined 14 bp and the rate on interest-bearing liabilities fell 1 bp). Average earning assets decreased $0.5 billion to $20.6 billion in the second quarter of 2010, with average investment securities down $543 million and average loans down $528 million, while average short term investments grew $595 million. On the funding side, average interest-bearing deposits were down $68 million, while average demand deposits were minimally changed (down $19 million). On average, wholesale funding balances were down $494 million, comprised of a $377 million decrease in short-term borrowings and a $117 million decrease in long-term funding.
Provision for loan losses for the second quarter of 2010 was $97.7 million (or $7.7 million less than net charge offs), compared to $165.3 million (or $2.0 million greater than net charge offs) in the first quarter of 2010. Annualized net charge offs represented 3.15% of average loans for the second quarter of 2010 compared to 4.76% for the first quarter of 2010. Total nonperforming loans of $1.0 billion (8.09% of total loans) at June 30, 2010 were down from $1.2 billion (9.10% of total loans) at March 31, 2010, with commercial nonperforming loans down $196 million to $858 million, and total consumer-related nonperforming loans up $5 million to $161 million (see Table 9). The allowance for loan losses to loans at June 30, 2010 was 4.51%, compared to 4.33% at March 31, 2010. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the second quarter of 2010 decreased $17.1 million (17.5%) to $80.9 million versus first quarter 2010. Core fee-based revenues of $63.6 million were up $1.6 million (2.5%) versus first quarter 2010, primarily due to seasonal increases in debit and credit card transaction volumes. Net asset sale gains were $1.5 million for the second quarter of 2010, compared to net asset sale losses of $1.6 million for the first quarter of 2010, with the $3.1 million favorable change primarily due to lower losses on sale of other real estate owned. Net investment securities losses of $0.1 million for the second quarter of 2010 were attributable to credit-related other-than-temporary write-downs, while net investment securities gains of $23.6 million for the first quarter of 2010 were attributable to gains on the sale of $538 million of mortgage-related securities. All remaining noninterest income categories on a combined basis were $1.9 million higher than the first quarter of 2010, with small increases in various other noninterest income categories.
On a sequential quarter basis, noninterest expense increased $3.2 million (2.1%) to $155.0 million in the second quarter of 2010. Legal and professional fees increased $2.7 million (97.4%) primarily due to higher legal and other professional consultant costs. Foreclosure/OREO expense increased $1.2 million (15.2%), attributable to higher foreclosure and other collection costs. All remaining noninterest expense categories on a combined basis were down $0.7 million (0.5%) compared to the first quarter of 2010, reflecting efforts to control selected discretionary expenses.
For the second quarter of 2010, the Corporation recognized income tax benefit of $9.2 million, compared to income tax benefit of $23.6 million for the first quarter of 2010. The change in income tax was primarily due to the level of pretax loss between the sequential quarters.
Future Accounting Pronouncements
New accounting policies adopted by the Corporation are discussed in Note 2, “New Accounting Pronouncements Adopted,” of the notes to consolidated financial statements. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.
In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting periods after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. This clarification is not expected to have a material impact on the Corporation’s results of operations, financial position, and liquidity.
In April 2010, the FASB issued guidance which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination. In accordance with this guidance, an entity may not apply troubled debt restructuring accounting guidance to individual loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Loans that are accounted for individually would continue to be subject to the troubled debt restructuring accounting guidance. A one-time election to terminated accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of this guidance. The guidance is effective for reporting periods ending after July 15, 2010. This clarification is not expected to have a material impact on the Corporation’s results of operations, financial position, and liquidity.
In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. The Corporation is currently evaluating the disclosure requirements of this guidance, but does not expect it to have a material impact on the Corporation’s results of operations, financial position, and liquidity.
Recent Developments
On July 28, 2010, the Board of Directors declared a $0.01 per common share dividend payable on August 17, 2010, to shareholders of record as of August 9, 2010. This cash dividend has not been reflected in the accompanying consolidated financial statements.
In response to the current national and international economic recession and to strengthen supervision of financial institutions and systemically important nonbank financial companies, Congress and the U.S. government have taken a variety of actions including the passage of legislation and the implementation of certain programs. By far, the most significant of these was the passage, on July 21, 2010, into law of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Act represents the most comprehensive change to banking laws since the Great Depression of the 1930s, and mandates change in several key areas: regulation and compliance (both with respect to financial institutions and systemically important nonbank financial companies), securities regulation, executive compensation, regulation of derivatives, corporate governance, and consumer protection. While these changes in the law will have a major impact on large institutions, even relatively smaller institutions such as ours will be affected.
In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the OCC under the National Bank Act, and to federal savings banks by the Office of Thrift Supervision (which will be merged into the OCC) under the Home Owners Loan Act, will be diminished with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect the Corporation will be subject to regulation by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection. The Bureau will consolidate enforcement currently undertaken by myriad financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation. In addition, and among many other legislative changes that the Corporation will assess, the Corporation will (1) need to evaluate the extent to which it must divest over time its investments in private equity and hedge funds, (2) experience a new assessment model from the FDIC based on assets, not deposits, (3) be required to retain some credit risk for certain mortgages it sells into secondary markets via asset backed securities, (4) be subject to enhanced executive compensation and corporate governance requirements, (5) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts, (6) need to evaluate the extent to which, if any, it may need to push out swap activities to an uninsured affiliate within the organization, and (7) need to evaluate its capital compliance at the holding company level due to its issuance of trust preferred securities.
The extent to which the new legislation and existing and planned governmental initiatives hereunder will succeed in alleviating tight credit conditions or otherwise result in an improvement in the national economy is uncertain. In addition, because most of the component parts of the new legislation will be subject to intensive agency rulemaking and subsequent public comment over the next six to 18 months prior to eventual implementation, it is difficult to predict the ultimate effect of the Act on the Corporation at this time. It is not unlikely, however, that the Corporation’s expenses will increase as a result of new compliance requirements.
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
As of June 30, 2010, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 and the updated risk factors below as well as the other information in our subsequent filings with the SEC, including this Quarterly Report on Form 10-Q.
The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), was signed into law. The Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Act or the resulting rules and regulations will impact the Corporation’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and may adversely impact the Corporation’s results of operations, financial condition or liquidity.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the second quarter of 2010. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Plans	the Plan
April 1- April 30, 2010	—	$—	—	—
May 1 - May 31, 2010	242	14.31	—	—
June 1 - June 30, 2010	—	—	—	—

Total	242	$14.31	—	—

During the second quarter of 2010, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $3,000 in the second quarter of 2010.

ITEM 6. Exhibits
(a)	Exhibits:

Exhibit (11), Statement regarding computation of per-share earnings. See Note 3 of the notes to consolidated financial statements in Part I Item 1.

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

Exhibit (101), Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text. *

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP

(Registrant)

Date: August 6, 2010	/s/ Philip B. Flynn

Philip B. Flynn
President and Chief Executive Officer

Date: August 6, 2010	/s/ Joseph B. Selner

Joseph B. Selner
Chief Financial Officer