Form 10-Q
period 2010-09-30
ASSOCIATED BANC-CORP
filed 2010-11-04
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2010, was 173,058,444.

ASSOCIATED BANC-CORP

Page No.
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets -
September 30, 2010 and December 31, 2009	3

Consolidated Statements of Income -
Three and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Changes in Stockholders’ Equity -
Nine Months Ended September 30, 2010 and 2009	5

Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	70

Item 4. Controls and Procedures	70

PART II. Other Information

Item 1. Legal Proceedings	70

Item 1A. Risk Factors	70

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	71

Item 6. Exhibits	72

Signatures	73
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$316,914	$770,816
Interest-bearing deposits in other financial institutions	1,717,853	26,091
Federal funds sold and securities purchased under agreements to resell	503,950	23,785
Investment securities available for sale, at fair value	5,291,336	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	190,918	181,316
Loans held for sale	274,666	81,238
Loans	12,372,393	14,128,625
Allowance for loan losses	(522,018)	(573,533)

Loans, net	11,850,375	13,555,092
Premises and equipment, net	181,236	186,564
Goodwill	929,168	929,168
Other intangible assets, net	84,824	92,807
Other assets	1,184,046	1,191,732
Total assets	$22,525,286	$22,874,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,054,121	$3,274,973
Interest-bearing deposits, excluding brokered certificates of deposit	13,308,530	13,311,672
Brokered certificates of deposit	442,209	141,968

Total deposits	16,804,860	16,728,613
Short-term borrowings	539,263	1,226,853
Long-term funding	1,713,671	1,953,998
Accrued expenses and other liabilities	266,643	226,070

Total liabilities	19,324,437	20,135,534

Stockholders’ equity
Preferred equity	513,550	511,107
Common stock	1,738	1,284
Surplus	1,569,963	1,082,335
Retained earnings	1,036,800	1,081,156
Accumulated other comprehensive income	78,798	63,432
Treasury stock, at cost	—	(706)

Total stockholders’ equity	3,200,849	2,738,608

Total liabilities and stockholders’ equity	$22,525,286	$22,874,142

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	173,791,598	128,428,814
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	—	25,251
See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
		(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$148,937	$183,264	$462,043	$579,641
Interest and dividends on investment securities and deposits in other financial institutions:
Taxable	38,433	46,873	128,828	144,464
Tax exempt	8,499	8,498	25,765	26,811
Interest on federal funds sold and securities purchased under agreements to resell	347	16	398	130

Total interest income	196,216	238,651	617,034	751,046
INTEREST EXPENSE
Interest on deposits	25,879	37,811	82,984	129,403
Interest on short-term borrowings	1,849	2,895	5,695	13,137
Interest on long-term funding	14,584	18,709	45,436	60,854

Total interest expense	42,312	59,415	134,115	203,394

NET INTEREST INCOME	153,904	179,236	482,919	547,652
Provision for loan losses	64,000	95,410	327,010	355,856

Net interest income after provision for loan losses	89,904	83,826	155,909	191,796
NONINTEREST INCOME
Trust service fees	9,462	9,057	28,335	26,103
Service charges on deposit accounts	23,845	30,829	76,350	87,705
Card-based and other nondeposit fees	12,093	11,586	34,855	33,618
Retail commission income	15,276	15,041	46,815	45,382
Mortgage banking, net	9,007	(909)	19,907	31,655
Capital market fees, net	891	226	885	5,245
Bank owned life insurance income	3,756	3,789	11,252	12,722
Asset sale losses, net	(2,354)	(126)	(2,518)	(2,520)
Investment securities gains (losses), net:
Realized gains, net	5,273	1,058	28,854	11,682
Other-than-temporary impairments	(4,029)	(2,575)	(4,175)	(3,988)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	2,121	1,475	2,121	1,475

Total investment securities gains (losses), net	3,365	(42)	26,800	9,169
Other	6,556	5,858	18,145	17,148

Total noninterest income	81,897	75,309	260,826	266,227
NONINTEREST EXPENSE
Personnel expense	80,640	73,501	239,337	231,770
Occupancy	12,157	11,949	37,038	37,171
Equipment	4,637	4,575	13,472	13,834
Data processing	7,502	7,442	22,667	23,165
Business development and advertising	4,297	3,910	13,515	13,590
Other intangible asset amortization expense	1,206	1,386	3,713	4,157
Legal and professional fees	6,774	3,349	15,086	13,176
Foreclosure/OREO expense	7,349	8,688	23,984	27,277
FDIC expense	11,426	8,451	35,282	32,316
Other	20,592	17,860	59,383	55,950

Total noninterest expense	156,580	141,111	463,477	452,406

Income (loss) before income taxes	15,221	18,024	(46,742)	5,617
Income tax expense (benefit)	917	2,030	(31,878)	(35,761)

Net income (loss)	14,304	15,994	(14,864)	41,378
Preferred stock dividends and discount accretion	7,389	7,342	22,131	21,994

Net income (loss) available to common equity	$6,915	$8,652	$(36,995)	$19,384

Earnings (loss) per common share:
Basic	$0.04	$0.07	$(0.22)	$0.15
Diluted	$0.04	$0.07	$(0.22)	$0.15
Average common shares outstanding:
Basic	172,989	127,863	170,610	127,855
Diluted	172,990	127,863	170,610	127,859
See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
			($ in Thousands, except per share data)
Balance, December 31, 2008	$508,008	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503
April 1, 2009 adjustment for adoption of accounting standard related to other-than-temporary impairment	—	—	—	9,745	(9,745)	—	—
Comprehensive income:
Net income	—	—	—	41,378	—	—	41,378
Other comprehensive income	—	—	—	—	74,609	—	74,609

Comprehensive income							115,987

Common stock issued:
Stock-based compensation plans, net	—	3	1,140	(632)	—	(495)	16
Purchase of treasury stock	—	—	—	—	—	(591)	(591)
Cash dividends:
Common stock, $0.42 per share	—	—	—	(53,931)	—	—	(53,931)
Preferred stock	—	—	—	(19,687)	—	—	(19,687)
Accretion of preferred stock discount	2,307	—	—	(2,307)	—	—	—
Stock-based compensation, net	—	—	6,361	—	—	—	6,361
Tax benefit of stock options	—	—	1	—	—	—	1

Balance, September 30, 2009	$510,315	$1,284	$1,080,720	$1,268,507	$64,919	$(1,086)	$2,924,659

Balance, December 31, 2009	$511,107	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608
Comprehensive income (loss):
Net loss	—	—	—	(14,864)	—	—	(14,864)
Other comprehensive income	—	—	—	—	15,366	—	15,366

Comprehensive income							502

Common stock issued:
Issuance of common stock	—	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	6	2,942	(2,151)	—	1,519	2,316
Purchase of treasury stock						(813)	(813)
Cash dividends:
Common stock, $0.03 per share	—	—	—	(5,210)	—	—	(5,210)
Preferred stock	—	—	—	(19,688)	—	—	(19,688)
Accretion of preferred stock discount	2,443	—	—	(2,443)	—	—	—
Stock-based compensation, net	—	—	6,769	—	—	—	6,769
Tax benefit of stock options	—	—	7	—	—	—	7

Balance, September 30, 2010	$513,550	$1,738	$1,569,963	$1,036,800	$78,798	$—	$3,200,849

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,864)	$41,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	327,010	355,856
Depreciation and amortization	22,405	23,075
Addition to valuation allowance on mortgage servicing rights, net	6,052	7,449
Amortization of mortgage servicing rights	16,850	14,060
Amortization of other intangible assets	3,713	4,157
Amortization and accretion on earning assets, funding, and other, net	45,283	40,487
Tax benefit from exercise of stock options	7	1
Gain on sales of investment securities, net and impairment write-downs	(26,800)	(9,169)
Loss on sales of assets, net	2,518	2,520
Gain on mortgage banking activities, net	(22,945)	(36,424)
Mortgage loans originated and acquired for sale	(1,684,579)	(3,053,135)
Proceeds from sales of mortgage loans held for sale	1,642,860	3,063,707
Decrease in interest receivable	5,372	6,967
Decrease in interest payable	(6,422)	(12,213)
Net change in other assets and other liabilities	34,453	(341,427)

Net cash provided by operating activities	350,913	107,289

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	901,593	1,235,566
Purchases of:
Investment securities	(1,850,368)	(2,996,256)
Premises, equipment, and software, net of disposals	(15,657)	(13,753)
Other assets	(2,156)	(5,914)
Proceeds from:
Sales of investment securities	963,201	689,689
Calls and maturities of investment securities	1,431,674	1,898,660
Sales of other assets	49,179	43,841
Sales of loans originated for investment	286,330	—

Net cash provided by investing activities	1,763,796	851,833

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	76,247	1,291,313
Net decrease in short-term borrowings	(687,590)	(2,186,342)
Repayment of long-term funding	(640,304)	(500,102)
Proceeds from issuance of long-term funding	400,000	400,000
Proceeds from issuance of common stock	478,358	—
Cash dividends on common stock	(5,210)	(53,931)
Cash dividends on preferred stock	(19,688)	(19,687)
Proceeds from exercise of stock options, net	2,316	16
Purchase of treasury stock	(813)	(591)

Net cash used in financing activities	(396,684)	(1,069,324)

Net increase (decrease) in cash and cash equivalents	1,718,025	(110,202)
Cash and cash equivalents at beginning of period	820,692	570,728

Cash and cash equivalents at end of period	$2,538,717	$460,526

Supplemental disclosures of cash flow information:
Cash paid for interest	$140,065	$215,245
Cash (received) paid for income taxes	(50,351)	30,813
Loans and bank premises transferred to other real estate owned	37,347	49,401
Capitalized mortgage servicing rights	18,632	37,007

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
In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting periods after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. The Corporation adopted the accounting standard for the period ending September 30, 2010 with no material impact on its results of operations, financial position, and liquidity.
In April 2010, the FASB issued guidance which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination. In accordance with this guidance, an entity may not apply troubled debt restructuring accounting guidance to individual loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Loans that are accounted for individually would continue to be subject to the troubled debt restructuring accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of this guidance. The guidance is effective for reporting periods ending after July 15, 2010. The Corporation adopted the accounting standard for the period ending September 30, 2010 with no material impact on its results of operations, financial position, and liquidity.

NOTE 3: Earnings Per Share
Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants). Presented below are the calculations for basic and diluted earnings per common share.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In Thousands, except per share data)
Net income (loss)	$14,304	$15,994	$(14,864)	$41,378
Preferred dividends and discount accretion	(7,389)	(7,342)	(22,131)	(21,994)

Net income (loss) available to common equity	$6,915	$8,652	$(36,995)	$19,384

Common shareholder dividends	(1,730)	(6,393)	(5,188)	(53,708)
Unvested share-based payment awards	(8)	(26)	(22)	(223)

Undistributed earnings	$5,177	$2,233	$(42,205)	$(34,547)

Basic
Distributed earnings to common shareholders	$1,730	$6,393	$5,188	$53,708
Undistributed earnings to common shareholders	5,155	2,224	(42,205)	(34,547)

Total common shareholders earnings, basic	$6,885	$8,617	$(37,017)	$19,161

Diluted
Distributed earnings to common shareholders	$1,730	$6,393	$5,188	$53,708
Undistributed earnings to common shareholders	5,155	2,224	(42,205)	(34,547)

Total common shareholders earnings, diluted	$6,885	$8,617	$(37,017)	$19,161

Weighted average common shares outstanding	172,989	127,863	170,610	127,855
Effect of dilutive common stock awards	1	—	—	4

Diluted weighted average common shares outstanding	172,990	127,863	170,610	127,859

Basic earnings (loss) per common share	$0.04	$0.07	$(0.22)	$0.15

Diluted earnings (loss) per common share	$0.04	$0.07	$(0.22)	$0.15

As a result of the Corporation’s reported net loss for the nine months ended September 30, 2010, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share. Options to purchase approximately 8 million shares were outstanding for the nine months ended September 30, 2009, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. For the three months ended September 30, 2010 and 2009, 7 million options to purchase were outstanding, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2010 and full year 2009:

	2010	2009
Dividend yield	3.00%	4.95%
Risk-free interest rate	2.72%	1.87%
Expected volatility	45.30%	36.00%
Expected life	6 yrs	6 yrs
Per share fair value of stock options	$4.58	$3.60
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2009 and for the nine months ended September 30, 2010, is presented below.

		Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	975,548	17.05
Exercised	(945)	16.70
Forfeited or expired	(847,687)	25.73

Outstanding at December 31, 2009	6,708,618	$26.16	5.61	—

Options exercisable at December 31, 2009	4,811,626	$27.73	4.50	—

Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,290,974	13.20
Exercised	(8,382)	12.33
Forfeited or expired	(661,222)	20.94

Outstanding at September 30, 2010	7,329,988	$24.36	5.25	—

Options exercisable at September 30, 2010	5,299,199	$27.61	3.90	—

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2009, and for the nine months ended September 30, 2010.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2008	1,811,165	$3.85
Granted	975,548	3.60
Vested	(650,629)	4.07
Forfeited	(239,092)	4.26

Nonvested at December 31, 2009	1,896,992	$3.60

Granted	1,290,974	4.58
Vested	(902,764)	3.95
Forfeited	(254,413)	3.72

Nonvested at September 30, 2010	2,030,789	$4.05

For the nine months ended September 30, 2010 and for the year ended December 31, 2009, the intrinsic value of stock options exercised was immaterial (less than $0.1 million). (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $3.6 million for the first nine months of 2010 and $2.6 million for the year ended December 31, 2009. For the nine months ended September 30, 2010 and 2009, the Corporation recognized compensation expense of $2.6 million and $2.9 million, respectively, for the vesting of stock options. For the full year 2009, the Corporation recognized compensation expense of $3.6 million for the vesting of stock options. At September 30, 2010, the Corporation had $5.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.
The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2009, and for the nine months ended September 30, 2010.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2008	354,327	$26.75
Granted	371,643	16.48
Vested	(146,320)	27.96
Forfeited	(52,519)	21.80

Outstanding at December 31, 2009	527,131	$19.67

Granted	587,011	12.36
Vested	(196,754)	21.79
Forfeited	(148,313)	17.26

Outstanding at September 30, 2010	769,075	$14.02

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in two years after the grant date when all funds received under the Capital Purchase Program (“CPP”) have been paid in full. When the CPP funds have been repaid, the shares will vest in 25% increments as the funds are repaid (i.e., 0% vest when less than 25% is repaid, 25% vest when 25-49% is repaid, 50% vest when 50-74% is repaid, 75% vest when 75-99% is repaid, and 100% vest when the full amount is repaid). Expense for restricted stock awards of approximately $4.2 million and $3.5 million was recorded for the nine months ended September 30, 2010 and 2009, respectively, while expense for restricted stock awards of approximately $4.3 million was recognized for the full year 2009. The Corporation had $7.1 million of unrecognized compensation costs related to restricted stock awards at September 30, 2010, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.
The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. The Corporation recognized compensation expense of $2.2 million on the granting of 165,048 salary shares (or an average cost per share of $13.39) for the nine months ended September 30, 2010, and $0.1 million on the granting of 5,841 salary shares (or an average cost per share of $11.06) for the three months ended December 31, 2009.
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
NOTE 5: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
	($ in Thousands)
September 30, 2010:
U.S. Treasury securities	$998	$12	$—	$1,010
Federal agency securities	8,053	81	—	8,134
Obligations of state and political subdivisions (municipal securities)	868,153	38,594	(354)	906,393
Residential mortgage-related securities	3,975,508	141,260	(3,574)	4,113,194
Commercial mortgage-related securities	5,359	402	—	5,761
Asset-backed securities (1)	233,255	25	(182)	233,098
Other securities (debt and equity)	24,321	1,124	(1,699)	23,746

Total investment securities available for sale	$5,115,647	$181,498	$(5,809)	$5,291,336

(1)   The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

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

The amortized cost and fair values of investment securities available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value

Due in one year or less	$83,815	$84,573
Due after one year through five years	121,132	126,493
Due after five years through ten years	503,284	529,046
Due after ten years	185,312	190,255

Total debt securities	893,543	930,367
Residential mortgage-related securities	3,975,508	4,113,194
Commercial mortgage-related securities	5,359	5,761
Asset-backed securities	233,255	233,098
Equity securities	7,982	8,916

Total investment securities available for sale	$5,115,647	$5,291,336

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			($ in Thousands)
September 30, 2010:
Obligations of state and political subdivisions (municipal securities)	$(29)	$3,252	$(325)	$2,552	$(354)	$5,804
Residential mortgage-related securities	(468)	107,879	(3,106)	50,542	(3,574)	158,421
Asset-backed securities	(182)	117,627	—	—	(182)	117,627
Other securities (debt and equity)	(44)	306	(1,655)	1,694	(1,699)	2,000

Total	$(723)	$229,064	$(5,086)	$54,788	$(5,809)	$283,852

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
Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at September 30, 2010, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At September 30, 2010, the number of investment securities in an unrealized loss position for less than 12 months for municipal, residential mortgage-related, and asset-backed securities was 7, 14 and 15, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and residential mortgage-related categories was 3 and 20, respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At September 30, 2010, the $1.7 million unrealized loss position on other securities was primarily comprised of 4 individual trust preferred debt securities pools. The Corporation currently does not intend to sell nor does it believe that it is probable it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2009 and the nine months ended September 30, 2010, respectively.

	Non-agency
	Mortgage-Related	Trust Preferred
$ in Thousands	Securities	Debt Securities	Total

Balance of credit-related other-than-temporary impairment at April 1, 2009	$(17,026)	$(5,027)	$(22,053)
Credit losses on newly identified impairment	(446)	(2,000)	(2,446)

Balance of credit-related other-than-temporary impairment at December 31, 2009	$(17,472)	$(7,027)	$(24,499)
Credit losses on newly identified impairment	(84)	(1,908)	(1,992)

Balance of credit-related other-than-temporary impairment at September 30, 2010	$(17,556)	$(8,935)	$(26,491)

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At September 30, 2010, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $69.8 million, compared to FHLB stock of $121.1 million and Federal Reserve Bank stock of $60.2 million at December 31, 2009. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment in 2010 and 2009, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2010 or 2009.

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
At September 30, 2010 and December 31, 2009, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2010, and the year ended December 31, 2009.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of September 30, 2010. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount (1)	$41,831	$47,748
Accumulated amortization	(26,183)	(29,288)

Net book value	$15,648	$18,460

Amortization during the period	$2,812	$4,123

Other intangibles:
Gross carrying amount	$20,433	$20,433
Accumulated amortization	(10,740)	(9,839)

Net book value	$9,693	$10,594

Amortization during the period	$901	$1,420

(1)	Core deposit intangibles of $5.9 million were fully amortized during 2009 and have been removed from both the gross carrying amount and the accumulated amortization for 2010.
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
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance follows.

	At or for the	At or for the
	Nine months ended	Year ended
	September 30, 2010	December 31, 2009
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$80,986	$56,025
Additions	18,632	44,580
Amortization	(16,850)	(19,619)

Mortgage servicing rights at end of period	$82,768	$80,986

Valuation allowance at beginning of period	(17,233)	(10,457)
(Additions) / Recoveries, net	(6,052)	(6,776)

Valuation allowance at end of period	(23,285)	(17,233)

Mortgage servicing rights, net	$59,483	$63,753

Fair value of mortgage servicing rights	$59,958	$66,710
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,860,000	$7,667,000
Mortgage servicing rights, net to servicing portfolio	0.76%	0.83%
Mortgage servicing rights expense (1)	$22,902	$26,395

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.
The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2010. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Estimated amortization expense:
Three months ending December 31, 2010	$900	$300	$5,600
Year ending December 31, 2011	3,700	1,000	20,200
Year ending December 31, 2012	3,200	1,000	16,200
Year ending December 31, 2013	3,100	900	12,800
Year ending December 31, 2014	2,900	900	9,900
Year ending December 31, 2015	1,400	800	7,400

NOTE 7: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	September 30,	December 31,
	2010	2009
	($ in Thousands)
Federal Home Loan Bank advances	$1,100,540	$1,010,576
Repurchase agreements	200,000	500,000
Subordinated debt, net	195,389	225,247
Junior subordinated debentures, net	215,903	216,069
Other borrowed funds	1,839	2,106

Total long-term funding	$1,713,671	$1,953,998

Federal Home Loan Bank advances: Long-term advances from the Federal Home Loan Bank (“FHLB”) had maturities through 2020 and had weighted-average interest rates of 1.84% at September 30, 2010, compared to 2.22% at December 31, 2009. These advances all had fixed contractual rates at both September 30, 2010, and December 31, 2009.
Repurchase agreements: The long-term repurchase agreements had maturities through 2010 and had weighted-average interest rates of 2.67% at September 30, 2010, and 2.60% at December 31, 2009. These repurchase agreements were all fixed rate at September 30, 2010, and 80% fixed rate at December 31, 2009. During the first quarter of 2010, the Corporation paid an early termination penalty of $2.5 million (included in other noninterest expense on the consolidated statements of income) on the repayment of $200 million of long-term repurchase agreements.
Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. The Corporation retired $30 million of the August 2001 debt in the third quarter of 2010 and paid an early termination penalty of $0.7 million (included in other noninterest expense on the consolidated statements of income). Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2009 or during the first nine months of 2010. The carrying value of the ASBC Debentures was $179.7 million at both September 30, 2010 and December 31, 2009. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.28% at September 30, 2010) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.83% at September 30, 2010) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2009 or during the first nine months of 2010. The carrying value of the SFSC Debentures was $36.2 million and $36.4 million at September 30, 2010 and December 31, 2009, respectively.

NOTE 8: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Nine Months Ended		Year Ended
	Sept. 30,	Sept. 30,	December 31,
	2010	2009	2009
	($ in Thousands)
Net income (loss)	$(14,864)	$41,378	$(131,859)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains	49,929	119,752	113,455
Reclassification adjustment for net gains realized in net income	(26,800)	(9,169)	(8,774)
Income tax expense	(8,558)	(39,873)	(37,534)

Other comprehensive income on investment securities available for sale	14,571	70,710	67,147
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	349	348	467
Net loss, net of amortization	1,215	233	2,736
Income tax expense	(604)	(227)	(1,236)

Other comprehensive income on pension and postretirement obligations	960	354	1,967
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(4,780)	(1,071)	(1,814)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	4,512	6,994	8,540
Income tax (expense) benefit	103	(2,378)	(2,718)

Other comprehensive income (loss) on cash flow hedging relationships	(165)	3,545	4,008

Total other comprehensive income	15,366	74,609	73,122

Comprehensive income (loss)	$502	$115,987	$(58,737)

NOTE 9: Income Taxes
For the first nine months of 2010, the Corporation recognized income tax benefit of $31.9 million, compared to income tax benefit of $35.8 million for the first nine months of 2009. The change in income tax was primarily due to the decrease in income before income taxes, as the level of permanent difference items (such as tax-exempt interest and dividends) while relatively consistent between the years, had a proportionately greater impact on the effective tax rate based on lower pre-tax income. In addition, during the first quarter of 2009, the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the then recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets.

NOTE 10: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $103 million of investment securities and cash equivalents as collateral at September 30, 2010, and pledged $87 million of investment securities and cash equivalents as collateral at December 31, 2009.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 12, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
	($ in Thousands)
September 30, 2010
Interest rate swap – short-term borrowings	$200,000	$(7,855)	Other liabilities	0.20%	3.15%	17 months

December 31, 2009
Interest rate swap – short-term borrowings	$200,000	$(7,588)	Other liabilities	0.12%	3.15%	26 months
The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

Amount of Gain /
(Loss)
Recognized in
Income on
	Amount of Gain /			Category of Gain	Derivatives
	(Loss)	Category of Gain	Amount of (Gain)	/ (Loss)	(Ineffective
	Recognized in	/ (Loss)	/ Loss	Recognized in	Portion and
	OCI on	Reclassified from	Reclassified from	Income on	Amount
	Derivatives	AOCI into	AOCI into	Derivatives	Excluded from
	(Effective	Income (Effective	Income (Effective	(Ineffective	Effectiveness
($ in Thousands)	Portion)	Portion)	Portion)	Portion)	Testing)

Nine Months Ended Sept. 30, 2010		Interest Expense		Interest Expense
Interest rate swaps	$(4,780)	Short-term borrowings	$4,512	Short-term borrowings	$(1)

Nine Months Ended Sept. 30, 2009		Interest Expense		Interest Expense
Interest rate swaps	$(1,071)	Short-term borrowings & Long-term funding	$6,994	Short-term borrowings & Long-term funding	$(313)

Cash flow hedges
The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.
During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedged the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance, which matured in June 2009. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of less than $0.1 million for the first nine months of 2010 (which increased interest expense), compared to combined ineffectiveness of $0.3 million for the first nine months of 2009 (which increased interest expense) and $0.3 million for full year 2009 (which decreased interest expense) relating to these cash flow hedge relationships. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At September 30, 2010, accumulated other comprehensive income included a deferred after-tax net loss of $4.6 million related to these derivatives, compared to a deferred after-tax net loss of $4.5 million at December 31, 2009. The net after-tax derivative loss included in accumulated other comprehensive income at September 30, 2010, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2012.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate (1)	Rate (1)	Maturity
	($ in Thousands)
September 30, 2010
Interest rate-related instruments – customer and mirror	$1,248,357	72,183	Other assets	1.88%	1.88%	41 months
Interest rate-related instruments – customer and mirror	1,248,357	(79,205)	Other liabilities	1.88%	1.88%	41 months
Interest rate lock commitments (mortgage)	384,976	7,145	Other assets	—	—	—
Forward commitments (mortgage)	481,000	(270)	Other liabilities	—	—	—
Foreign currency exchange forwards	52,410	2,453	Other assets	—	—	—
Foreign currency exchange forwards	49,292	(1,372)	Other liabilities	—	—	—

December 31, 2009
Interest rate-related instruments – customer and mirror	$1,228,664	$49,445	Other assets	2.07%	2.07%	44 months
Interest rate–related instruments – customer and mirror	1,228,664	(52,047)	Other liabilities	2.07%	2.07%	44 months
Interest rate lock commitments (mortgage)	245,948	(1,371)	Other liabilities	—	—	—
Forward commitments (mortgage)	336,485	4,512	Other assets	—	—	—
Foreign currency exchange forwards	32,271	1,221	Other assets	—	—	—
Foreign currency exchange forwards	22,331	(671)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Nine Months Ended September 30, 2010
Interest rate-related instruments – customer and mirror, net	Capital market fees, net	$(4,420)
Interest rate lock commitments (mortgage)	Mortgage banking, net	8,516
Forward commitments (mortgage)	Mortgage banking, net	(4,782)
Foreign exchange forwards	Capital market fees, net	531

Nine Months Ended September 30, 2009
Interest rate-related instruments – customer and mirror, net	Capital market fees, net	$216
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,251)
Forward commitments (mortgage)	Mortgage banking, net	(562)
Foreign exchange forwards	Capital market fees, net	120

Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for the first nine months of 2010 was a $4.4 million loss, while the net impact for the full year 2009 was a $1.1 million net loss and the net impact for the first nine months of 2009 was a $0.2 million net gain.
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
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at September 30, 2010, was a net gain of $6.9 million, comprised of the net gain of $7.1 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $385 million and the net loss of $0.2 million on forward commitments to sell residential mortgage loans to various investors of approximately $481 million. The fair value of the mortgage derivatives at December 31, 2009, was a net gain of $3.1 million, comprised of the net loss of $1.4 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $246 million and the net gain of $4.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $336 million. The fair value of the mortgage derivatives at September 30, 2009, was a net gain of $1.3 million, comprised of the net gain of $4.4 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $279 million and the net loss of $3.1 million on forward commitments to sell residential mortgage loans to various investors of approximately $362 million.
Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At September 30, 2010, the Corporation had $9 million in notional balances of foreign currency forwards related to loans, and $46 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $46 million), which on a combined basis had a fair value of $1.1 million net gain. At December 31, 2009, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $25 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $25 million), which on a combined basis had a fair value of $0.5 million net gain. At September 30, 2009, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $33 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $33 million), which on a combined basis had a fair value of $0.2 million net gain.

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

	September 30, 2010	December 31, 2009
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$3,704,491	$4,095,336
Commercial letters of credit (1)	18,468	19,248
Standby letters of credit (3)	374,963	473,554
Purchase obligations (4)	29,033	145,248

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2010 or December 31, 2009.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

(3)	The Corporation has established a liability of $3.9 million and $3.1 million at September 30, 2010 and December 31, 2009, respectively, as an estimate of the fair value of these financial instruments.

(4)	The purchase obligations include forward commitments to purchase obligations of state and political subdivisions at September 30, 2010, and commitments to purchase residential mortgage-related investment securities issued by government agencies at December 31, 2009.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of September 30, 2010, and December 31, 2009, the Corporation had a reserve for losses on unfunded commitments totaling $16.3 million and $14.2 million, respectively, included in other liabilities on the consolidated balance sheets.
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

Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of all these investments at September 30, 2010 was $40 million, compared to $39 million at December 31, 2009, and was included in other assets on the consolidated balance sheets. Related to these investments, the Corporation has remaining commitments to fund $15 million at September 30, 2010, and $15 million at December 31, 2009.
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
The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. During 2009, the Corporation reduced the litigation reserves by $0.5 million to recognize its share of litigation settlements, resulting in a $1.8 million reserve for unfavorable litigation losses related to Visa at December 31, 2009. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.3 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable during 2010. At September 30, 2010, the remaining reserve for unfavorable litigation losses related to Visa was $1.5 million.
In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2009 and 2010, Visa announced it had deposited additional amounts into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.3 million and $0.2 million, respectively. At September 30, 2010, the remaining receivable related to the Visa escrow account was $1.0 million.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2010 and December 31, 2009, there were approximately $88 million and $106 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004 the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2010 and December 31, 2009, there were $0.8 billion and $0.9 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At September 30, 2010 and December 31, 2009, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.1 million and $0.2 million related to these credit guarantee contracts at September 30, 2010 and December 31, 2009, respectively, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At September 30, 2010, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Corporation’s liability for reinsurance losses, including losses incurred but not yet reported, was $4.2 million and $2.4 million at September 30, 2010 and December 31, 2009, respectively.

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
Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include obligations of state and political subdivisions, mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include trust preferred securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 and 2 of the fair value hierarchy. See Note 5, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2010, and December 31, 2009, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Loans Held for Sale: Loans held for sale, which consist of student loans and current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value of the student loans held for sale was based on the Corporation’s existing commitments to sell such loans, while the estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
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

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2010	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,010	$1,010	$—	$—
Federal agency securities	8,134	8,134	—	—
Obligations of state and political subdivisions	906,393	—	906,393	—
Residential mortgage-related securities	4,113,194	—	4,113,194	—
Commercial mortgage-related securities	5,761	—	5,761	—
Asset-backed securities	233,098	—	233,098	—
Other securities (debt and equity)	23,746	20,298	986	2,462

Total investment securities available for sale	$5,291,336	$29,442	$5,259,432	$2,462
Derivatives (other assets)	$81,781	$—	$74,636	$7,145

Liabilities:
Derivatives (other liabilities)	$88,702	$—	$88,432	$270

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,875	$3,875	$—	$—
Federal agency securities	43,407	43,407	—	—
Obligations of state and political subdivisions	885,165	—	885,165	—
Residential mortgage-related securities	4,882,519	—	4,882,519	—
Other securities (debt and equity)	20,567	13,613	6,954	—

Total investment securities available for sale	$5,835,533	$60,895	$5,774,638	$—
Derivatives (other assets)	$55,178	$—	$50,666	$4,512

Liabilities:
Derivatives (other liabilities)	$61,677	$—	$60,306	$1,371
The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2009 and the nine months ended September 30, 2010, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
	Investment Securities
($ in Thousands)	Available for Sale	Derivatives

Balance December 31, 2008	$—	$4,130
Net transfer in	2,000	—
Total net losses included in income:
Net impairment losses on investment securities	(2,000)	—
Mortgage derivative loss, net	—	(989)

Balance December 31, 2009	$—	$3,141

Net transfer in	4,370	—
Total net losses included in income:
Net impairment losses on investment securities	(1,908)	—
Mortgage derivative gain, net	—	3,734

Balance September 30, 2010	$2,462	$6,875

In valuing the investment securities available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Fair Value Measurements Using
	September 30, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$274,666	$—	$274,666	$—
Loans (1)	341,001	—	341,001	—
Mortgage servicing rights	59,483	—	—	59,483

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$81,238	$—	$81,238	$—
Loans (1)	605,341	—	605,341	—
Mortgage servicing rights	63,753	—	—	63,753

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
Certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $42 million and $51 million for the nine months ended September 30, 2010 and 2009, respectively, and totaled approximately $74 million for the year ended December 31, 2009. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $6 million, $12 million, and $14 million to noninterest expense for the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009, respectively.

Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments on the balance sheet at September 30, 2010 and December 31, 2009, were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in Thousands)
Financial assets:
Cash and due from banks	$316,914	$316,914	$770,816	$770,816
Interest-bearing deposits in other financial institutions	1,717,853	1,717,853	26,091	26,091
Federal funds sold and securities purchased under agreements to resell	503,950	503,950	23,785	23,785
Accrued interest receivable	82,076	82,076	87,447	87,447
Interest rate-related agreements (1)	72,183	72,183	49,445	49,445
Foreign currency exchange forwards	2,453	2,453	1,221	1,221
Investment securities available for sale	5,291,336	5,291,336	5,835,533	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks	190,918	190,918	181,316	181,316
Loans held for sale	274,666	277,044	81,238	81,238
Loans, net	11,850,375	10,837,448	13,555,092	12,167,223
Bank owned life insurance	529,236	529,236	520,751	520,751
Financial liabilities:
Deposits	$16,804,860	$16,804,860	$16,728,613	$16,728,613
Accrued interest payable	14,792	14,792	21,214	21,214
Short-term borrowings	539,263	539,263	1,226,853	1,226,853
Long-term funding	1,713,671	1,825,806	1,953,998	2,028,042
Interest rate-related agreements (1)	87,060	87,060	59,635	59,635
Foreign currency exchange forwards	1,372	1,372	671	671
Standby letters of credit (2)	3,878	3,878	3,096	3,096
Interest rate lock commitments to originate residential mortgage loans held for sale	7,145	7,145	(1,371)	(1,371)
Forward commitments to sell residential mortgage loans	(270)	(270)	4,512	4,512

(1)	At both September 30, 2010 and December 31, 2009, the notional amount of cash flow hedge interest rate swap agreements was $200 million. See Note 10 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.4 billion and $0.5 billion at September 30, 2010 and December 31, 2009, respectively. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
Loans held for sale — The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value of the student loans held for sale was based on the Corporation’s existing commitments to sell such loans, while the estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics.
Loans, net — The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate, lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2010 and 2009, and for the full year 2009 were as follows.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2010	2009	2010	2009	2009
	($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,475	$2,100	$7,425	$6,300	$8,649
Interest cost	1,590	1,547	4,770	4,643	6,262
Expected return on plan assets	(3,019)	(2,885)	(9,057)	(8,655)	(11,520)
Amortization of prior service cost	18	18	53	52	72
Amortization of actuarial loss	405	90	1,215	270	551

Total net periodic benefit cost	$1,469	$870	$4,406	$2,610	$4,014

Postretirement Plan:
Interest cost	$58	$66	$173	$199	$261
Amortization of prior service cost	98	99	296	296	395
Amortization of actuarial gain	—	(13)	—	(37)	(54)

Total net periodic benefit cost	$156	$152	$469	$458	$602

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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the nine months ended September 30, 2010

Net interest income	$482,359	$560	$—	$482,919
Provision for loan losses	327,010	—	—	327,010
Noninterest income	205,915	74,999	(3,238)	277,676
Depreciation and amortization	42,038	930	—	42,968
Other noninterest expense	379,987	60,610	(3,238)	437,359
Income tax expense (benefit)	(37,486)	5,608	—	(31,878)

Net income (loss)	$(23,275)	$8,411	$—	$(14,864)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M

Total assets	$22,469,240	$137,673	$(81,627)	$22,525,286

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$688,274	$75,559	$(3,238)	$760,595
% of consolidated total revenues	90%	10%	—%	100%

As of and for the nine months ended September 30, 2009

Net interest income	$547,028	$624	$—	$547,652
Provision for loan losses	355,856	—	—	355,856
Noninterest income	211,818	71,649	(3,180)	280,287
Depreciation and amortization	40,304	988	—	41,292
Other noninterest expense	368,469	59,885	(3,180)	425,174
Income tax expense (benefit)	(40,321)	4,560	—	(35,761)

Net income	$34,538	$6,840	$—	$41,378

% of consolidated net income	83%	17%	—%	100%

Total assets	$22,823,731	$125,384	$(67,588)	$22,881,527

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$758,846	$72,273	$(3,180)	$827,939
% of consolidated total revenues	92%	8%	—%	100%

N/M	— Not Meaningful

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended September 30, 2010

Net interest income	$153,728	$176	$—	$153,904
Provision for loan losses	64,000	—	—	64,000
Noninterest income	63,823	24,899	(1,080)	87,642
Depreciation and amortization	14,066	306	—	14,372
Other noninterest expense	129,336	19,697	(1,080)	147,953
Income tax expense (benefit)	(1,112)	2,029	—	917

Net income	$11,261	$3,043	$—	$14,304

% of consolidated net income	79%	21%	—	100%

Total assets	$22,469,240	$137,673	$(81,627)	$22,525,286

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$217,551	$25,075	$(1,080)	$241,546
% of consolidated total revenues	90%	10%	—%	100%

As of and for the three months ended September 30, 2009

Net interest income	$179,042	$194	$—	$179,236
Provision for loan losses	95,410	—	—	95,410
Noninterest income	57,668	24,008	(1,060)	80,616
Depreciation and amortization	13,982	325	—	14,307
Other noninterest expense	113,703	19,468	(1,060)	132,111
Income tax expense	266	1,764	—	2,030

Net income	$13,349	$2,645	$—	$15,994

% of consolidated net income	83%	17%	—%	100%

Total assets	$22,823,731	$125,384	$(67,588)	$22,881,527

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$236,710	$24,202	$(1,060)	$259,852
% of consolidated total revenues	91%	9%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. The Corporation provided the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions. See also Note 6, “Goodwill and Other Intangible Assets, of the notes to consolidated financial statements.
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
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at September 30, 2010 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $7.9 million (or 13%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $8.6 million (or 14%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 6, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
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
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at September 30, 2010 and December 31, 2009, to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries. Quarterly assessments are performed to determine if additional valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent quarterly losses. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. We have concluded that it is more likely than not that the tax benefits associated with the remaining deferred tax assets will be realized. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. See Note 9, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
Note 14, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues (as defined in the Note) for the first nine months of 2010. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes and goodwill impairment assessment, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated total revenues (as defined and disclosed in Note 14, “Segment Reporting,” of the notes to consolidated financial statements) was 10% and 8%, respectively, for the comparable nine month periods in 2010 and 2009. Wealth management segment revenues were up $3.3 million (5%) and expenses were up $0.7 million (1%) between the comparable nine month periods of 2010 and 2009. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $12 million (10%) between September 30, 2010 and September 30, 2009, predominantly due to higher cash and cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (63% of total segment noninterest expense for both the first nine months 2010 and the comparable period in 2009), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations — Summary
The Corporation recorded a net loss of $14.9 million for the nine months ended September 30, 2010, compared to net income of $41.4 million for the nine months ended September 30, 2009. Net loss available to common equity was $37.0 million for the nine months ended September 30, 2010, or a net loss of $0.22 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the nine months ended September 30, 2009, was $19.4 million, or net income of $0.15 for both basic and diluted earnings per common share. The net interest margin for the first nine months of 2010 was 3.22% compared to 3.50% for the first nine months of 2009.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2010	2010	2010	2009	2009

Net income (loss) (Quarter)	$14,304	$(2,779)	$(26,389)	$(173,237)	$15,994
Net income (loss) (Year-to-date)	(14,864)	(29,168)	(26,389)	(131,859)	41,378

Net income (loss) available to common equity (Quarter)	$6,915	$(10,156)	$(33,754)	$(180,591)	$8,652
Net income (loss) available to common equity (Year-to-date)	(36,995)	(43,910)	(33,754)	(161,207)	19,384

Earnings (loss) per common share — basic (Quarter)	$0.04	$(0.06)	$(0.20)	$(1.41)	$0.07
Earnings (loss) per common share — basic (Year-to-date)	(0.22)	(0.26)	(0.20)	(1.26)	0.15

Earnings (loss) per common share — diluted (Quarter)	$0.04	$(0.06)	$(0.20)	$(1.41)	$0.07
Earnings (loss) per common share — diluted (Year-to-date)	(0.22)	(0.26)	(0.20)	(1.26)	0.15

Return on average assets (Quarter)	0.25%	(0.05)%	(0.46)%	(3.02)%	0.27%
Return on average assets (Year-to-date)	(0.09)	(0.26)	(0.46)	(0.56)	0.23

Return on average equity (Quarter)	1.77%	(0.35)%	(3.40)%	(23.72)%	2.18%
Return on average equity (Year-to-date)	(0.63)	(1.86)	(3.40)	(4.54)	1.90

Return on average common equity (Quarter)	1.02%	(1.52)%	(5.20)%	(30.01)%	1.43%
Return on average common equity (Year-to-date)	(1.85)	(3.34)	(5.20)	(6.74)	1.08

Return on average tangible common equity (Quarter) (1)	1.58%	(2.37)%	(8.17)%	(50.16)%	2.39%
Return on average tangible common equity (Year-to-date) (1)	(2.89)	(5.22)	(8.17)	(11.25)	1.81

Efficiency ratio (Quarter) (2)	67.36%	64.38%	62.32%	60.35%	55.43%
Efficiency ratio (Year-to-date) (2)	64.65	63.34	62.32	57.24	56.22

Efficiency ratio, fully taxable equivalent (Quarter) (2)	65.05%	63.20%	60.42%	58.63%	54.14%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	62.85	61.79	60.42	55.73	54.78

Net interest margin (Quarter)	3.08%	3.22%	3.35%	3.59%	3.50%
Net interest margin (Year-to-date)	3.22	3.29	3.35	3.52	3.50

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2010	2010	2010	2009	2009

Efficiency ratio (Quarter) (a)	67.36%	64.38%	62.32%	60.35%	55.43%
Taxable equivalent adjustment (Quarter)	(1.68)	(1.56)	(1.51)	(1.39)	(1.27)
Asset sale gains / losses, net (Quarter)	(0.63)	0.38	(0.39)	(0.33)	(0.02)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	65.05%	63.20%	60.42%	58.63%	54.14%

Efficiency ratio (Year-to-date) (a)	64.65%	63.34%	62.32%	57.24%	56.22%
Taxable equivalent adjustment (Year-to-date)	(1.58)	(1.54)	(1.51)	(1.30)	(1.28)
Asset sale gains / losses, net (Year-to-date)	(0.22)	(0.01)	(0.39)	(0.21)	(0.16)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	62.85%	61.79%	60.42%	55.73%	54.78%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the nine months ended September 30, 2010, was $500.8 million, a decrease of $65.5 million or 11.6% versus the comparable period last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was attributable to unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $34.3 million) and unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $31.2 million).
The net interest margin for the first nine months of 2010 was 3.22%, 28 bp lower than 3.50% for the same period in 2009. This comparable period decrease was a function of a 24 bp decrease in interest rate spread and a 4 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The 24 bp reduction in interest rate spread was the net result of a 67 bp decrease in the yield on earning assets and a 43 bp decrease in the cost of interest-bearing liabilities, and was primarily attributable to an increase in the Corporation’s liquidity position (resulting in a 24 bp reduction in net interest margin during the first nine months of 2010).
While the Federal Reserve left interest rates unchanged during 2009 and the first nine months of 2010 (resulting in a level Federal funds rate of 0.25% for both 2010 and 2009), the LIBOR rates have declined (the average 3-month LIBOR rate was 0.83% for the first nine months of 2009 compared to an average 3-month LIBOR rate of 0.36% for the first nine months of 2010). This interest rate environment, the declining level of commercial loan balances, the level of nonperforming loans, on-balance sheet liquidity needs, and competitive challenges may cause continued pressure on net interest margin for the remainder of 2010.
The yield on earning assets was 4.08% for the first nine months of 2010, 67 bp lower than the comparable period last year. The yield on securities and short-term investments decreased 131 bp (to 3.08%), impacted by the Corporation’s strong liquidity position (to mitigate the liquidity risk associated with the Corporation’s credit rating downgrade, discussed further in Section, “Liquidity”), the lower interest rate environment, and prepayment speeds of mortgage-related securities purchased at a premium. Loan yields were down 24 bp, (to 4.64%), due to the higher levels of average nonaccrual loans, as well as the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.
The rate on interest-bearing liabilities of 1.08% for the first nine months of 2010 was 43 bp lower than the same period in 2009. Rates on interest-bearing deposits were down 54 bp (to 0.79%, reflecting the lower rate environment, yet moderated by product-focused pricing to retain balances), while the cost of wholesale funding increased 76 bp (to 2.73%). The cost of short-term borrowings was up 56 bp (primarily attributable to the lower levels of short-term borrowings and the cash flow hedges holding the interest rate on $200 million of short-term borrowings at 3.15%, see Note 10, Derivative and Hedging Activities,” of the notes to consolidated financial statements for additional information on the cash flow hedge instruments), while the cost of long-term funding declined 99 bp (primarily attributable to maturities of higher cost long-term funding).
Average earning assets were $20.8 billion for the first nine months of 2010, a decrease of $0.8 billion or 3.9% from the comparable period last year. Average loans declined $2.5 billion, including decreases in both commercial loans (down $1.9 billion) and consumer-related loans (down $0.6 billion). Investment securities and short-term investments increased $1.7 billion, reflecting the Corporation’s increased liquidity position.
Average interest-bearing liabilities of $16.6 billion for the first nine months of 2010 were $1.4 billion or 7.8% lower than the comparable period of 2009. On average, interest-bearing deposits grew $1.1 billion (primarily attributable to $0.9 billion higher network transaction deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.2 billion. Average wholesale funding balances decreased $2.5 billion between the comparable September periods, primarily attributable to lower short-term borrowings as average long-term funding was relatively unchanged at $1.8 billion (down $60 million). As a percentage of total average interest-bearing liabilities, wholesale funding decreased from 27.8% in the first nine months of 2009 to 15.1% in the first nine months of 2010.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Nine months ended Sept. 30, 2010			Nine months ended Sept. 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$8,002,403	$258,475	4.32%	$9,887,868	$334,930	4.53%
Residential mortgage	2,006,806	74,277	4.94	2,457,663	98,159	5.33
Retail	3,379,368	131,747	5.21	3,583,909	149,098	5.56

Total loans	13,388,577	464,499	4.64	15,929,440	582,187	4.88
Investment securities	5,574,111	166,840	3.99	5,640,595	187,142	4.42
Other short-term investments	1,813,973	3,609	0.27	49,803	349	0.94

Investments and other (1)	7,388,084	170,449	3.08	5,690,398	187,491	4.39

Total earning assets	20,776,661	634,948	4.08	21,619,838	769,678	4.75
Other assets, net	2,047,577			2,271,326

Total assets	$22,824,238			$23,891,164

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$894,445	$857	0.13%	$884,098	$1,034	0.16%
Interest-bearing demand deposits	2,796,295	4,968	0.24	2,002,929	3,164	0.21
Money market deposits	6,490,856	26,215	0.54	5,300,646	34,516	0.87
Time deposits, excluding Brokered CDs	3,317,251	47,294	1.91	3,951,577	82,275	2.78

Total interest-bearing deposits, excluding Brokered CDs	13,498,847	79,334	0.79	12,139,250	120,989	1.33
Brokered CDs	584,153	3,650	0.84	848,538	8,414	1.33

Total interest-bearing deposits	14,083,000	82,984	0.79	12,987,788	129,403	1.33
Wholesale funding	2,500,326	51,131	2.73	5,006,918	73,991	1.97

Total interest-bearing liabilities	16,583,326	134,115	1.08	17,994,706	203,394	1.51

Noninterest-bearing demand deposits	3,029,719			2,820,289
Other liabilities	31,693			171,648
Stockholders’ equity	3,179,500			2,904,521

Total liabilities and equity	$22,824,238			$23,891,164

Interest rate spread			3.00%			3.24%
Net free funds			0.22			0.26
Net interest income, taxable equivalent, and net interest margin		$500,833	3.22%		$566,284	3.50%

Taxable equivalent adjustment		17,914			18,632

Net interest income		$482,919			$547,652

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended Sept. 30, 2010			Three months ended Sept. 30, 2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$7,502,980	$82,606	4.37%	$9,503,565	$106,506	4.45%
Residential mortgage	2,004,284	24,025	4.78	2,270,025	29,928	5.26
Retail	3,348,527	43,121	5.12	3,475,305	47,670	5.46

Total loans	12,855,791	149,752	4.63	15,248,895	184,104	4.80
Investment securities	5,452,490	50,795	3.73	5,772,358	60,406	4.19
Other short-term investments	2,352,217	1,583	0.27	41,763	79	0.76

Investments and other (1)	7,804,707	52,378	2.69	5,814,121	60,485	4.16

Total earning assets	20,660,498	202,130	3.90	21,063,016	244,589	4.62
Other assets, net	2,066,710			2,299,938

Total assets	$22,727,208			$23,362,954

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$910,970	$316	0.14%	$887,176	$353	0.16%
Interest-bearing demand deposits	2,637,952	1,292	0.19	2,330,976	1,298	0.22
Money market deposits	6,824,352	9,216	0.54	5,540,272	10,538	0.75
Time deposits, excluding Brokered CDs	3,197,087	13,805	1.71	3,847,942	23,998	2.47

Total interest-bearing deposits, excluding Brokered CDs	13,570,361	24,629	0.72	12,606,366	36,187	1.14
Brokered CDs	480,074	1,250	1.03	738,145	1,624	0.87

Total interest-bearing deposits	14,050,435	25,879	0.73	13,344,511	37,811	1.12
Wholesale funding	2,326,469	16,433	2.81	4,067,830	21,604	2.11

Total interest-bearing liabilities	16,376,904	42,312	1.03	17,412,341	59,415	1.36

Noninterest-bearing demand deposits	3,087,670			2,919,670
Other liabilities	55,892			126,733
Stockholders’ equity	3,206,742			2,904,210

Total liabilities and equity	$22,727,208			$23,362,954

Interest rate spread			2.87%			3.26%
Net free funds			0.21			0.24
Net interest income, taxable equivalent, and net interest margin		$159,818	3.08%		$185,174	3.50%

Taxable equivalent adjustment		5,914			5,938
Net interest income		$153,904			$179,236

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance – Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Nine months ended Sept. 30, 2010 vs. 2009			Three months ended Sept. 30, 2010 vs. 2009
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$(76,455)	$(61,476)	$(14,979)	$(23,900)	$(22,064)	$(1,836)
Residential mortgage	(23,882)	(17,064)	(6,818)	(5,903)	(3,327)	(2,576)
Retail	(17,351)	(8,253)	(9,098)	(4,549)	(1,699)	(2,850)

Total loans	(117,688)	(86,793)	(30,895)	(34,352)	(27,090)	(7,262)
Investment securities	(20,302)	(2,183)	(18,119)	(9,611)	(3,224)	(6,387)
Other short-term investments	3,260	3,688	(428)	1,504	1,589	(85)

Investments and other	(17,042)	1,505	(18,547)	(8,107)	(1,635)	(6,472)

Total interest income	(134,730)	(85,288)	(49,442)	(42,459)	(28,725)	(13,734)

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$(177)	$12	$(189)	$(37)	$9	$(46)
Interest-bearing demand deposits	1,804	1,372	432	(6)	160	(166)
Money market deposits	(8,301)	6,656	(14,957)	(1,322)	2,128	(3,450)
Time deposits, excluding brokered CDs	(34,981)	(11,802)	(23,179)	(10,193)	(3,616)	(6,577)

Interest-bearing deposits, excluding Brokered CDs	(41,655)	(3,762)	(37,893)	(11,558)	(1,319)	(10,239)
Brokered CDs	(4,764)	(2,178)	(2,586)	(374)	(636)	262

Total interest-bearing deposits	(46,419)	(5,940)	(40,479)	(11,932)	(1,955)	(9,977)
Wholesale funding	(22,860)	(45,045)	22,185	(5,171)	(11,007)	5,836

Total interest expense	(69,279)	(50,985)	(18,294)	(17,103)	(12,962)	(4,141)

Net interest income, taxable equivalent	$(65,451)	$(34,303)	$(31,148)	$(25,356)	$(15,763)	$(9,593)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
The provision for loan losses for the first nine months of 2010 was $327.0 million, compared to $355.9 million for the first nine months of 2009 and $750.6 million for the full year 2009, respectively. Net charge offs were $378.5 million for the first nine months of 2010, compared to $208.7 million for the first nine months of 2009 and $442.5 million for the full year 2009. Annualized net charge offs as a percent of average loans for the first nine months of 2010 were 3.78%, compared to 1.75% for the first nine months of 2009 and 2.84% for the full year 2009. At September 30, 2010, the allowance for loan losses was $522.0 million, up from $412.5 million at September 30, 2009, and down from $573.5 million at December 31, 2009. The ratio of the allowance for loan losses to total loans was 4.22%, compared to 2.79% at September 30, 2009 and 4.06% at December 31, 2009. Nonperforming loans at September 30, 2010, were $817 million, compared to $886 million at September 30, 2009, and $1.1 billion at December 31, 2009. See Tables 8 and 9.
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
Noninterest Income
Noninterest income for the first nine months of 2010 was $260.8 million, down $5.4 million (2.0%) from the first nine months of 2009. Core fee-based revenue (as defined in Table 4 below) was $186.4 million, down $6.5 million from the comparable period last year. Net mortgage banking income was $19.9 million compared to $31.7 million for the first nine months of 2009. Net gains / losses on investment securities and asset sales combined were $24.3 million, a favorable change of $17.6 million versus the comparable period in 2009. All other noninterest income categories combined were $30.3 million, down $4.8 million versus the comparable period last year.
TABLE 4
Noninterest Income
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Trust service fees	$9,462	$9,057	$405	4.5%	$28,335	$26,103	$2,232	8.6%
Service charges on deposit accounts	23,845	30,829	(6,984)	(22.7)	76,350	87,705	(11,355)	(12.9)
Card-based and other nondeposit fees	12,093	11,586	507	4.4	34,855	33,618	1,237	3.7
Retail commissions	15,276	15,041	235	1.6	46,815	45,382	1,433	3.2

Core fee-based revenue	60,676	66,513	(5,837)	(8.8)	186,355	192,808	(6,453)	(3.3)
Mortgage banking income	23,502	9,148	14,354	156.9	42,809	53,164	(10,355)	(19.5)
Mortgage servicing rights expense	14,495	10,057	4,438	44.1	22,902	21,509	1,393	6.5

Mortgage banking, net	9,007	(909)	9,916	N/M	19,907	31,655	(11,748)	(37.1)
Capital market fees, net	891	226	665	294.2	885	5,245	(4,360)	(83.1)
Bank owned life insurance (“BOLI”) income	3,756	3,789	(33)	(0.9)	11,252	12,722	(1,470)	(11.6)
Other	6,556	5,858	698	11.9	18,145	17,148	997	5.8

Subtotal (“fee income”)	80,886	75,477	5,409	7.2	236,544	259,578	(23,034)	(8.9)
Asset sale losses, net	(2,354)	(126)	(2,228)	N/M	(2,518)	(2,520)	2	(0.1)
Investment securities gains / (losses), net	3,365	(42)	3,407	N/M	26,800	9,169	17,631	192.3

Total noninterest income	$81,897	$75,309	$6,588	8.7%	$260,826	$266,227	$(5,401)	(2.0)%

N/M – Not meaningful.
Trust service fees were $28.3 million, up $2.2 million (8.6%) between the comparable nine month periods, primarily due to stock market performance. The average market value of assets under management was $5.4 billion and $5.2 billion for the nine months ended September 30, 2010 and 2009, respectively.
Service charges on deposit accounts were $76.4 million, down $11.4 million (12.9%) from the comparable nine month period last year. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $12.2 million to $47.6 million) due to changes in customer behavior, recent regulatory changes, and overdraft policy changes.
Card-based and other nondeposit fees were $34.9 million, up $1.2 million (3.7%) from the first nine months of 2009, primarily due to higher interchange, letter of credit, and other commercial loan servicing fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $46.8 million for the first nine months of 2010, up $1.4 million (3.2%) compared to the first nine months of 2009, including higher brokerage and variable annuity commissions (up $2.5 million to $9.6 million on a combined basis) and an increase in insurance commissions (up $0.4 million), partially offset by lower fixed annuity commissions (down $1.5 million).
Net mortgage banking income was $19.9 million for the first nine months of 2010, down $11.7 million compared to the first nine months of 2009. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on the mortgage derivatives (collectively “gains on sales and related income”)) was $42.8 million for the first nine months of 2010, a decrease of $10.4 million compared to the first nine months of 2009. This $10.4 million decrease between the comparable nine month periods was primarily attributable to lower gains on sales and related income (down $9.7 million). Secondary mortgage production was $1.7 billion for the first nine months of 2010, compared to $3.1 billion for the first nine months of 2009.
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $1.4 million higher than the first nine months of 2009, with a $1.4 million lower addition to the valuation reserve (comprised of a $7.5 million and a $6.1 million addition to the valuation reserve in the first nine months of 2009 and 2010, respectively) and $2.8 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At September 30, 2010, the mortgage servicing rights asset, net of its valuation allowance, was $59.5 million, representing 76 bp of the $7.9 billion servicing portfolio, compared to a net mortgage servicing rights asset of $61.1 million, representing 82 bp of the $7.5 billion servicing portfolio at September 30, 2009. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 6, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $4.4 million lower than the comparable nine month period in 2009. The decrease in capital market fees, net was due to a $0.1 million decrease in foreign currency related fees and a $4.3 million decrease in interest rate risk related fees (including an unfavorable credit valuation adjustment on the interest rate-related derivative instruments of $4.4 million for the first nine months of 2010 compared to a favorable credit valuation adjustment of $0.2 million for the first nine months of 2009). BOLI income was $11.3 million, down $1.5 million from the first nine months of 2009, due to death benefits received during the first nine months of 2009. Other income of $18.1 million was $1.0 million higher than the first nine months of 2009, with small increases in various other noninterest income categories.
Net asset sale losses were $2.5 million for the first nine months of 2010, compared to net asset sale losses of $2.5 million for the comparable period last year. Net investment securities gains of $26.8 million for first nine months of 2010 were attributable to gains of $28.9 million on the sale of mortgage-related and municipal securities, partially offset by $2.1 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various trust preferred debt securities pools, a non-agency mortgage-related security, and an equity security. Net investment securities gains of $9.2 million for first nine months of 2009 were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of a mortgage-related security and credit-related other-than-temporary write-downs of $2.5 million on the Corporation’s holding of a trust preferred security, a non-agency mortgage-related security, and various equity securities. See Note 5, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $463.5 million for the first nine months of 2010, up $11.1 million (2.4%) from the first nine months of 2009. Personnel expense was up $7.6 million (3.3%) between the comparable nine month periods, while all remaining noninterest expense categories on a combined basis were up $3.5 million (1.6%).
TABLE 5
Noninterest Expense
($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2010	2009	Change	Change	2010	2009	Change	Change

Personnel expense	$80,640	$73,501	$7,139	9.7%	$239,337	$231,770	$7,567	3.3%
Occupancy	12,157	11,949	208	1.7%	37,038	37,171	(133)	(0.4)%
Equipment	4,637	4,575	62	1.4%	13,472	13,834	(362)	(2.6%)
Data processing	7,502	7,442	60	0.8%	22,667	23,165	(498)	(2.1)%
Business development and advertising	4,297	3,910	387	9.9%	13,515	13,590	(75)	(0.6)%
Other intangible asset amortization	1,206	1,386	(180)	(13.0)%	3,713	4,157	(444)	(10.7)%
Legal and professional	6,774	3,349	3,425	102.3%	15,086	13,176	1,910	14.5%
Foreclosure / OREO expense	7,349	8,688	(1,339)	(15.4)%	23,984	27,277	(3,293)	(12.1)%
FDIC expense	11,426	8,451	2,975	35.2%	35,282	32,316	2,966	9.2%
Stationery and supplies	1,344	1,280	64	5.0%	4,139	4,632	(493)	(10.6)%
Courier	1,063	1,096	(33)	(3.0)%	3,205	3,601	(396)	(11.0)%
Postage	1,266	1,668	(402)	(24.1)%	4,568	5,553	(985)	(17.7)%
Other	16,919	13,816	3,103	22.5%	47,471	42,164	5,307	12.6%

Total noninterest expense	$156,580	$141,111	$15,469	11.0%	$463,477	$452,406	$11,071	2.4%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $239.3 million for the first nine months of 2010, up $7.6 million (3.3%) versus the first nine months of 2009. Average full-time equivalent employees were 4,790 for the first nine months of 2010, down 5.8% from 5,088 for the first nine months of 2009. Salary-related expenses increased $6.2 million (3.3%). This increase was primarily the result of higher compensation and commissions (up $4.6 million or 2.7%, including merit increases between the years), combined with increases in formal / discretionary and signing bonuses (up $1.8 million or 19.0%). Fringe benefit expenses were up $1.4 million (3.1%) versus the first nine months of 2009, primarily attributable to higher benefit plan expenses related to the increased compensation expense.
Compared to the first nine months of 2009, occupancy expense of $37.0 million was down $0.1 million (0.4%), equipment expense of $13.5 million was down $0.4 million (2.6%), data processing expense of $22.7 million was down $0.5 million (2.1%), business development and advertising of $13.5 million was down $0.1 million (0.6%), stationery and supplies of $4.1 million was down $0.5 million (10.6%), courier expense of $3.2 million was down $0.4 million (11.0%), and postage expense of $4.6 million was down $1.0 million (17.7%), reflecting efforts to control selected discretionary expenses. Other intangible amortization decreased $0.4 million (10.7%), attributable to the full amortization of certain intangible assets during 2009. Legal and professional fees of $15.1 million increased $1.9 million primarily due to an increase in legal and other professional consultant costs related to corporate projects initiated in 2010. Foreclosure / OREO expenses of $24.0 million decreased $3.3 million, primarily attributable to a decline in OREO write-downs. FDIC expense increased $3.0 million (9.2%) compared to 2009, with a change in the components as 2010 expense reflected a deposit insurance rate increase and a larger assessable deposit base. Other expense increased $5.3 million (12.6%) from the comparable period last year, with the first nine months of 2010 including a $3.2 million early termination penalty on the repayment of $230 million of long-term funding and an increase of $2.1 million to the reserve for losses on unfunded commitments.

Income Taxes
For the first nine months of 2010, the Corporation recognized income tax benefit of $31.9 million, compared to income tax benefit of $35.8 million for the first nine months of 2009. The change in income tax was primarily due to the level of pretax income (loss) between the comparable nine-month periods. In addition, during the first quarter of 2009, the Corporation recorded a $17.0 million net decrease in the valuation allowance on and changes to state deferred tax assets as a result of the then recently enacted Wisconsin combined reporting tax legislation, while during the second quarter of 2009 the Corporation recorded a $5.0 million decrease in the valuation allowance on deferred tax assets.
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
Balance Sheet
At September 30, 2010, total assets were $22.5 billion, a decrease of $0.3 billion since December 31, 2009. The decrease in assets was primarily due to a $1.8 billion decline in loans and a $544 million decrease in investment securities available for sale, partially offset by a $1.7 billion increase in cash and cash equivalents and a $193 million increase in loans held for sale. The change in assets was primarily funded by deposits, as both short-term borrowings and long-term funding declined since year end 2009.
Loans of $12.4 billion at September 30, 2010, were down $1.8 billion from December 31, 2009, with declines in both commercial and consumer-related loan balances, and a slight shift in the mix of loans. The decline in loans was predominantly due to planned run-off, sales of nonperforming loans, charge offs, and weak new loan demand. Commercial loans decreased $1.5 billion (including a $0.5 billion decline in commercial and industrial loans and a $0.7 billion decline in real estate construction loans), and consumer-related loans were down $0.3 billion (due to the transfer of $147 million of student loans into the loans held for sale category). Investment securities available for sale were $5.3 billion, down $544 million from year-end 2009 (primarily due to the sale of $909 million of mortgage-related and municipal securities during 2010). For the remainder of 2010, the Corporation anticipates that the third quarter 2010 growth experienced in commercial and industrial, home equity, and residential mortgage loans will continue, though this loan growth may be moderated by ongoing efforts to resolve problem credits.
At September 30, 2010, total deposits of $16.8 billion were up $0.1 billion from December 31, 2009. Since year end 2009, money market deposits increased $0.5 billion and brokered CDs grew $0.3 billion, while interest-bearing demand deposit accounts decreased $0.2 billion and other time deposits decreased $0.4 billion. Noninterest-bearing demand deposits decreased to $3.1 billion and represented 18% of total deposits, compared to 20% of total deposits at December 31, 2009, reflecting the usual seasonal decline. Wholesale funding of $2.3 billion was down $0.9 billion since year end 2009, with short-term borrowings down $0.7 billion and long-term funding decreasing $0.2 billion (including the early repayment of $0.2 billion of long-term repurchase agreements and the retirement of $30 million of subordinated debt for which the Corporation incurred an early termination penalty of $3.2 million).
Since September 30, 2009, loans declined $2.4 billion, with commercial loans down $1.9 billion and consumer-related loan balances down $0.5 billion. Since September 30, 2009, deposits grew $0.4 billion, primarily attributable to a $0.6 billion increase in money market deposits and a $0.5 billion increase in interest-bearing demand deposits, partially offset by a $0.2 billion decrease in brokered CDs and a $0.6 billion decrease in other time deposits. Given the increase in deposit balances, wholesale funding was reduced by $1.0 billion since September 30, 2009, primarily in short-term borrowings.

TABLE 6
Period End Loan Composition
($ in Thousands)

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and industrial	$2,989,238	24%	$2,969,662	24%	$3,099,265	23%	$3,450,632	24%	$3,613,457	25%
Commercial real estate	3,494,342	28	3,576,716	28	3,699,139	28	3,817,066	27	3,902,340	26
Real estate construction	736,387	6	925,697	7	1,281,868	10	1,397,493	10	1,611,857	11
Lease financing	74,690	1	82,375	1	87,568	1	95,851	1	102,130	1

Commercial	7,294,657	59	7,554,450	60	8,167,840	62	8,761,042	62	9,229,784	63
Home equity (1)	2,457,461	20	2,455,181	19	2,468,587	18	2,546,167	18	2,591,262	17
Installment	721,480	6	749,588	6	759,025	6	873,568	6	885,970	6

Retail	3,178,941	26	3,204,769	25	3,227,612	24	3,419,735	24	3,477,232	23
Residential mortgage	1,898,795	15	1,842,697	15	1,903,869	14	1,947,848	14	2,058,581	14

Total loans	$12,372,393	100%	$12,601,916	100%	$13,299,321	100%	$14,128,625	100%	$14,765,597	100%

(1) Home equity includes home equity lines and residential mortgage junior liens.

Farmland	$39,986	1%	$40,544	1%	$45,636	1%	$47,514	1%	$48,584	1%
Multi-family	528,846	15	518,990	14	526,963	14	543,936	14	538,724	14
Owner occupied	1,086,258	31	1,131,687	32	1,156,318	32	1,198,075	32	1,264,295	32
Non-owner occupied	1,839,252	53	1,885,495	53	1,970,222	53	2,027,541	53	2,050,737	53

Commercial real estate	$3,494,342	100%	$3,576,716	100%	$3,699,139	100%	$3,817,066	100%	$3,902,340	100%

1-4 family construction	$137,109	19%	$183,953	20%	$220,630	17%	$251,307	18%	$293,568	18%
All other construction	599,278	81	741,744	80	1,061,238	83	1,146,186	82	1,318,289	82

Real estate construction	$736,387	100%	$925,697	100%	$1,281,868	100%	$1,397,493	100%	$1,611,857	100%

TABLE 7
Period End Deposit Composition
($ in Thousands)

	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009		September 30, 2009
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$3,054,121	18%	$2,932,599	17%	$3,023,247	18%	$3,274,973	20%	$2,984,486	18%
Savings	902,077	5	913,146	5	897,740	5	845,509	5	871,539	5
Interest-bearing demand	2,921,700	17	2,745,541	16	2,939,390	17	3,099,358	18	2,395,429	15
Money market	6,312,912	38	6,554,559	39	6,522,901	37	5,806,661	35	5,724,418	35
Brokered CDs	442,209	3	571,626	3	742,119	4	141,968	1	653,090	4
Other time	3,171,841	19	3,252,728	20	3,371,390	19	3,560,144	21	3,817,147	23

Total deposits	$16,804,860	100%	$16,970,199	100%	$17,496,787	100%	$16,728,613	100%	$16,446,109	100%

Total deposits, excluding Brokered CDs	$16,362,651	97%	$16,398,573	97%	$16,754,668	96%	$16,586,645	99%	$15,793,019	96%
Network transaction deposits included above in interest-bearing demand and money market	$1,970,050	12%	$2,698,204	16%	$2,641,648	15%	$1,926,539	11%	$1,767,271	11%
Total deposits, excluding Brokered CDs and network transaction deposits	$14,392,601	86%	$13,700,369	81%	$14,113,020	81%	$14,660,106	88%	$14,025,748	85%
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
The allocation methodology used at September 30, 2010 and December 31, 2009 was comparable, whereby the Corporation segregated its loss factors allocations, used for both criticized (defined as specific loans warranting either specific allocation or a criticized status of special mention, substandard, or doubtful) and non-criticized loan categories (which include watch rated loans), into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectibility. Management allocates the allowance for loan losses by pools of risk. First, a valuation allowance estimate is established for specifically identified loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates allowance for loan losses with loss factors by loan type (used for both criticized and non-criticized loan pools), primarily based on historical loss rates with consideration for loan type, historical loss and delinquency experience, and industry statistics. Loans that are criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied are reviewed periodically and adjusted to reflect changes in trends or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to additional factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.
At September 30, 2010, the allowance for loan losses was $522.0 million compared to $412.5 million at September 30, 2009, and $573.5 million at December 31, 2009. At September 30, 2010, the allowance for loan losses to total loans was 4.22% and covered 64% of nonperforming loans, compared to 2.79% and 47%, respectively, at September 30, 2009, and 4.06% and 51%, respectively, at December 31, 2009. At September 30, 2010, the Corporation had $574 million of specifically identified impaired loans with a current allowance for loan losses allocation of $137 million and for which the Corporation had previously recognized $84 million of net charge offs resulting in a net mark of 67% on impaired loans. At December 31, 2009, the Corporation had $908 million of specifically identified impaired loans with an allowance for loan losses allocation of $142 million and for which the Corporation had previously recognized $244 million of net charge offs resulting in a net mark of 67% on impaired loans. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets.
The provision for loan losses for the first nine months of 2010 was $327.0 million, compared to $355.9 million for the first nine months of 2009, and $750.6 million for the full year 2009. Net charge offs were $378.5 million for the nine months ended September 30, 2010, $208.7 million for the comparable period ended September 30, 2009, and $442.5 million for the full year 2009. The increase in net charge offs between the comparable September periods was mainly attributable to the sale of nonperforming loans with a net book value of $434 million, resulting in $147 million of charge offs during 2010, and a higher incidence of larger (greater than $2 million) commercial net charge offs coming from the higher nonperforming loan levels that have existed during the past several quarters within the residential and land development loans, and in the financial services and housing-related industries. The ratio of net charge offs to average loans on an annualized basis was 3.78%, 1.75%, and 2.84% for the nine months ended September 30, 2010, and 2009, and the full year 2009, respectively.
Asset quality stress experienced during the past few years accelerated considerably during 2009 with the Corporation experiencing elevated net charge offs and higher nonperforming loan levels compared to the Corporation’s historical trends. Industry issues impacting asset quality during this period included a general deterioration in economic factors (such as higher and more volatile energy prices, rising unemployment, the fall of the dollar, and concerns about inflation or recession); declining commercial and residential real estate markets; and waning consumer confidence. Declining collateral values have significantly contributed to the elevated levels of nonperforming loans, net charge offs, and allowance for loan losses, resulting in the increase in the provision for loan losses that the Corporation has experienced in recent periods. During this time period, the Corporation has continued to review its underwriting and risk-based pricing guidelines for commercial real estate and real estate construction lending, as well as on new home equity and residential mortgage loans, to reduce potential exposure within these portfolio categories. As we continue to take actions to deal with nonperforming loans, we believe charge offs will remain elevated for the remainder of 2010 as we work through our remaining problem loans.
Loans declined $1.8 billion since year end 2009 with declines in both commercial and consumer-related loan balances (down $1.5 billion and $0.3 billion, respectively); and compared to September 30, 2009, loans declined $2.4 billion with commercial loans down $1.9 billion and consumer-related loan balances down $0.5 billion (see section “Balance Sheet” and Table 6). Criticized loans decreased 27% since year-end 2009 (representing 19% of total loans at September 30, 2010 and 23% of totals loans at December 31, 2009), and compared to a year ago, criticized loans decreased 26% (representing 22% of total loans at September 30, 2009). Loans past due 30-89 days decreased $117 million since year-end 2009 (with commercial past due loans down $120 million and consumer-related past due loans up $3 million), and decreased $51 million since September 30, 2009 (with commercial and consumer-related past due loans down $50 million and $1 million, respectively). Since year-end 2009, nonperforming loans decreased $305 million (with commercial nonperforming loans down $327 million and consumer-related nonperforming loans up $22 million) and decreased $68 million since September 30, 2009 (with commercial and consumer-related nonperforming loans down $96 million and up $28 million, respectively). Nonperforming loans to total loans were 6.61%, 7.94%, and 6.00% at September 30, 2010, and December 31 and September 30, 2009, respectively (see Table 9). The allowance for loan losses to loans increased to 4.22% at September 30, 2010, compared to 4.06% at year-end 2009 and 2.79% at September 30, 2009.
Management believes the level of allowance for loan losses to be appropriate at September 30, 2010 and December 31, 2009.
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

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the nine months						At and for the year
	ended September 30,						ended December 31,
	2010			2009			2009

Allowance for Loan Losses:
Balance at beginning of period	$573,533			$265,378			$265,378
Provision for loan losses	327,010			355,856			750,645
Charge offs (1)	(410,124)			(215,839)			(452,206)
Recoveries	31,599			7,135			9,716

Net charge offs	(378,525)			(208,704)			(442,490)

Balance at end of period	$522,018			$412,530			$573,533

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)
Commercial and industrial	$73,530	318		$112,737	375		$155,677	401
Commercial real estate (CRE) (1)	86,849	316		15,689	57		56,239	150
Real estate construction (1)	166,809	N/M		32,538	212		157,197	816
Lease financing	1,897	298		1,309	155		1,570	144

Total commercial (1)	329,085	550		162,273	219		370,683	383
Home equity	33,857	183		32,287	158		48,790	181
Installment	5,749	85		6,740	105		8,839	103

Total retail	39,606	157		39,027	146		57,629	162
Residential mortgage	9,834	66		7,404	40		14,178	60

Total net charge offs (1)	$378,525	378		$208,704	175		$442,490	284

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$289	88		$171	42		$146	28
Multi-family (1)	12,515	315		1,525	40		6,225	119
Owner occupied	8,786	103		5,339	55		7,352	58
Non-owner occupied (1)	65,259	446		8,654	63		42,516	224

Commercial real estate (1)	$86,849	316		$15,689	57		$56,239	150

1-4 family construction (1)	$29,490	N/M		$14,736	543		$38,662	1,129
All other construction (1)	137,319	N/M		17,802	141		118,535	748

Real estate construction (1)	$166,809	N/M		$32,538	212		$157,197	816

(1)—	Charge offs for the nine months ended September 30, 2010 include $155.4 million of write-downs related to commercial loans sold or transferred to held for sale, comprised of write-downs of $20.4 million on 1-4 family construction, $72.0 million on all other construction, $9.4 million on multi-family commercial real estate, $3.0 million owner occupied commercial real estate, $44.5 million on non-owner occupied commercial real estate, and $6.1 million of commercial and industrial.

(A) —	Annualized ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans	4.22%	2.79%	4.06%
Allowance for loan losses to net charge offs (annualized)	1.0x	1.5x	1.3x

TABLE 8 (continued)
Allowance for Loan Losses
($ in Thousands)

	September 30,			June 30,			March 31,			December 31,			September 30,
Quarterly Trends:	2010			2010			2010			2009			2009
Allowance for Loan Losses:
Balance at beginning of period	$567,912			$575,573			$573,533			$412,530			$407,167
Provision for loan losses	64,000			97,665			165,345			394,789			95,410
Charge offs (1)	(122,327)			(113,170)			(174,627)			(236,367)			(92,340)
Recoveries	12,433			7,844			11,322			2,581			2,293

Net charge offs	(109,894)			(105,326)			(163,305)			(233,786)			(90,047)

Balance at end of period	$522,018			$567,912			$575,573			$573,533			$412,530

Impaired Loans Analysis:
Impaired loan amount (pre charge off)	$657,993			$943,822			$1,280,239			$1,152,323			$801,039
Cumulative charge offs recognized	(83,919)			(144,947)			(292,428)			(244,137)			(116,929)

Current impaired loan balance	574,074			798,875			987,811			908,186			684,110
Reserves on impaired loans	136,812			165,390			158,705			141,675			72,929

Current balance, net of reserves	$437,262			$633,485			$829,106			$766,511			$611,181

Current mark on impaired loans *	67%			67%			65%			67%			76%

* Current mark on impaired loans = Current balance, net of reserves divided by Impaired loan amount (pre charge off).

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$4,274	57		$5,557	73		$63,699	795		$42,940	490		$57,480	611
Commercial real estate (CRE) (1)	28,517	319		37,004	398		21,328	230		40,550	412		4,449	45
Real estate construction (1)	60,488	N/M		46,135	N/M		60,186	N/M		124,659	N/M		12,837	285
Lease financing	826	416		297	141		774	341		261	105		319	119

Total commercial (1)	94,105	498		88,993	444		145,987	698		208,410	915		75,085	313
Home equity	10,875	175		11,213	183		11,769	190		16,503	254		11,202	170
Installment	1,640	74		1,887	83		2,222	98		2,099	94		2,433	113

Total retail	12,515	148		13,100	156		13,991	166		18,602	213		13,635	156
Residential mortgage	3,274	65		3,233	65		3,327	67		6,774	127		1,327	23

Total net charge offs (1)	$109,894	339		$105,326	315		$163,305	476		$233,786	635		$90,047	234

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)		(A	)		(A	)
Farmland	$2	2		$98	88		$189	163		$(25)	(21)		$—	—
Multi-family (1)	4,119	320		7,279	543		1,117	83		4,700	331		444	33
Owner occupied	3,381	121		1,408	49		3,997	138		2,013	65		2,102	62
Non-owner occupied (1)	21,015	443		28,219	567		16,025	325		33,862	649		1,903	39

Commercial real estate (1)	$28,517	319		$37,004	398		$21,328	230		$40,550	412		$4,449	45

1-4 family construction (1)	$16,409	N/M		$5,380	N/M		$7,701	N/M		$23,926	N/M		$11,459	N/M
All other construction (1)	44,079	N/M		40,755	N/M		52,485	N/M		100,733	N/M		1,378	37

Real estate construction (1)	$60,488	N/M		$46,135	N/M		$60,186	N/M		$124,659	N/M		$12,837	285

(1)	— Charge offs for the three months ended September 30, 2010 include $85.4 million of write-downs related to commercial loans sold or transferred to held for sale, comprised of write-downs of $15.2 million on 1-4 family construction, $40.7 million on all other construction, $2.7 million on multi-family commercial real estate, $3.0 million owner occupied commercial real estate, $21.9 million on non-owner occupied commercial real estate, and $1.9 million of commercial and industrial. Charge offs for the three months ended June 30, 2010, include $65.8 million of write-downs related to commercial loans sold or transferred to held for sale, comprised of write-downs of $5.2 million on 1-4 family construction, $31.3 million on all other construction, $6.7 million on multi-family commercial real estate, and $22.6 million on non-owner occupied commercial real estate. Charge offs for the three months ended March 31, 2010, include $4.2 million of write-downs related to sales of commercial and industrial loans.

(A)	— Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M	— Not meaningful.

TABLE 9
Nonperforming Assets
($ in Thousands)

	September 30,		June 30,		March 31,		December 31,		September 30,
	2010		2010		2010		2009		2009

Nonperforming assets:
Nonaccrual loans:
Commercial	$591,630		$843,719		$1,047,840		$964,888		$737,817
Residential mortgage	76,589		84,141		85,740		81,811		75,681
Retail	59,658		47,781		46,605		31,100		31,822

Total nonaccrual loans	727,877		975,641		1,180,185		1,077,799		845,320
Accruing loans past due 90 days or more:
Commercial	25,396		1,372		5,450		9,394		6,155
Retail	1,197		1,835		903		15,587		17,019

Total accruing loans past due 90 days or more	26,593		3,207		6,353		24,981		23,174
Restructured loans:
Commercial	31,083		13,290		763		480		265
Residential mortgage	20,633		23,414		15,875		13,410		12,540
Retail	11,062		4,161		6,782		5,147		4,451

Total restructured loans	62,778		40,865		23,420		19,037		17,256

Total nonperforming loans (NPLs)	817,248		1,019,713		1,209,958		1,121,817		885,750
Other real estate owned (OREO)	53,101		51,223		62,220		68,441		60,010

Total nonperforming assets (NPAs)	$870,349		$1,070,936		$1,272,178		$1,190,258		$945,760

Restructured loans included in Nonaccrual loans	$32,657		$48,215		$9,862		$9,393		$5,353

Ratios:
NPLs to total loans	6.61%		8.09%		9.10%		7.94%		6.00%
Nonaccrual loans to total loans	5.88		7.71		8.87		7.63		5.72
NPAs to total loans plus OREO	7.00		8.46		9.52		8.38		6.38
NPAs to total assets	3.86		4.71		5.51		5.20		4.13
Allowance for loan losses to NPLs	63.88		55.69		47.57		51.13		46.57
Allowance for loan losses to nonaccrual loans	71.72		58.21		48.77		53.21		48.80
Allowance for loan losses to total loans	4.22		4.51		4.33		4.06		2.79

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$157,358	5%	$184,808	6%	$180,182	6%	$234,418	7%	$209,843	6%
Commercial real estate	300,208	9%	360,974	10%	356,853	10%	307,478	8%	213,736	5%
Real estate construction	163,621	22%	284,646	31%	487,552	38%	413,360	30%	301,844	19%
Leasing	26,922	36%	27,953	34%	29,466	34%	19,506	20%	18,814	18%

Total commercial	648,109	9%	858,381	11%	1,054,053	13%	974,762	11%	744,237	8%
Home equity	61,815	3%	46,534	2%	47,231	2%	44,257	2%	45,905	2%
Installment	10,102	1%	7,243	1%	7,059	1%	7,577	1%	7,387	1%

Total retail	71,917	2%	53,777	2%	54,290	2%	51,834	2%	53,292	2%
Residential mortgage	97,222	5%	107,555	6%	101,615	5%	95,221	5%	88,221	4%

Total nonperforming loans	817,248	7%	1,019,713	8%	1,209,958	9%	1,121,817	8%	885,750	6%
Commercial real estate owned	39,002		35,659		46,425		52,468		45,188
Residential real estate owned	10,783		11,607		11,397		11,572		11,635
Bank properties real estate owned	3,316		3,957		4,398		4,401		3,187

Other real estate owned	53,101		51,223		62,220		68,441		60,010

Total nonperforming assets	$870,349		$1,070,936		$1,272,178		$1,190,258		$945,760

Commercial real estate & Real estate construction NPLs Detail:
Farmland	$4,354	11%	$3,048	8%	$2,801	6%	$1,524	3%	$1,303	3%
Multi-family	35,696	7%	34,034	7%	32,835	6%	17,867	3%	23,317	4%
Owner occupied	81,265	7%	86,615	8%	70,444	6%	61,170	5%	46,623	4%
Non-owner occupied	178,893	10%	237,277	13%	250,773	13%	226,917	11%	142,493	7%

Commercial real estate	$300,208	9%	$360,974	10%	$356,853	10%	$307,478	8%	$213,736	5%

1-4 family construction	$35,078	26%	$65,204	35%	$92,828	42%	$77,902	31%	$88,849	30%
All other construction	128,543	21%	219,442	30%	394,724	37%	335,458	29%	212,995	16%

Real estate construction	$163,621	22%	$284,646	31%	$487,552	38%	$413,360	30%	$301,844	19%

(A)	— Ratio of nonperforming loans by type to total loans by type.

TABLE 9 (continued)
Nonperforming Assets
($ in Thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009
Loans 30-89 days past due by type:
Commercial and industrial	$14,505	$40,415	$51,042	$64,369	$43,159
Commercial real estate	56,710	50,721	69,836	81,975	50,029
Real estate construction	12,225	23,368	13,805	56,559	39,184
Leasing	168	628	98	823	873

Total commercial	83,608	115,132	134,781	203,726	133,245
Home equity	20,044	15,869	12,919	14,304	16,852
Installment	10,536	6,567	4,794	8,499	7,401

Total retail	30,580	22,436	17,713	22,803	24,253
Residential mortgage	10,065	11,110	12,786	14,226	17,994

Total loans past due 30-89 days	$124,253	$148,678	$165,280	$240,755	$175,492

Commercial real estate & Real estate construction loans 30-89 days past due Detail:
Farmland	$237	$1,686	$123	$1,338	$265
Multi-family	20,240	16,552	6,508	7,669	2,780
Owner occupied	4,887	7,348	24,137	30,043	21,071
Non-owner occupied	31,346	25,135	39,068	42,925	25,913

Commercial real estate	$56,710	$50,721	$69,836	$81,975	$50,029

1-4 family construction	$10,412	$974	$2,313	$38,555	$9,530
All other construction	1,813	22,394	11,492	18,004	29,654

Real estate construction	$12,225	$23,368	$13,805	$56,559	$39,184

Potential problem loans by type:
Commercial and industrial	$373,955	$482,686	$505,903	$563,836	$481,034
Commercial real estate	553,126	553,316	565,969	598,137	588,013
Real estate construction	175,817	203,560	262,572	391,105	462,029
Leasing	2,302	6,784	5,158	8,367	9,572

Total commercial	1,105,200	1,246,346	1,339,602	1,561,445	1,540,648
Home equity	6,495	7,778	7,446	13,400	15,933
Installment	692	725	1,103	1,524	1,908

Total retail	7,187	8,503	8,549	14,924	17,841
Residential mortgage	19,416	17,304	19,591	19,150	15,414

Total potential problem loans	$1,131,803	$1,272,153	$1,367,742	$1,595,519	$1,573,903

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
Nonperforming loans are considered one indicator of potential loan losses. Nonperforming loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing, and restructured loans. The Corporation specifically excludes from its definition of nonperforming loans student loan balances that are 90 days or more past due and still accruing and that have contractual government guarantees as to collection of principal and interest. The Corporation had approximately $15.7 million, $18.8 million, and $20.6 million of these past due student loans at September 30, 2010, September 30, 2009, and December 31, 2009, respectively.
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
Also included in nonperforming loans are loans modified in a troubled debt restructuring (or “restructured” loans). Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. During 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets we serve, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with our mortgage customers to provide them with an affordable monthly payment through extension of the maturity date (up to 40 years), reduction in interest rate, and / or partial principal forbearance. During the second quarter of 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged off. To date, the Corporation’s use of the multiple note structure has not been material, but use of this structure could increase in future periods. At September 30, 2010, the Corporation had total restructured loans of $95 million (including $32 million classified as nonaccrual and $63 million performing in accordance with the modified terms), compared to $28 million at December 31, 2009 (including $9 million classified as nonaccrual) and $23 million at September 30, 2009 (including $5 million classified as nonaccrual).
Nonperforming loans were $817 million at September 30, 2010, compared to $886 million at September 30, 2009 and $1.1 billion at year-end 2009, reflecting the continued impact of the economy on the Corporation’s customers. Loans past due 30-89 days were $124 million at September 30, 2010, a decrease of $51 million from September 30, 2009 and a decrease of $117 million from December 31, 2009. The ratio of nonperforming loans to total loans was 6.61% at September 30, 2010, compared to 6.00% at September 30, 2009 and 7.94% at year-end 2009. The Corporation’s allowance for loan losses to nonperforming loans was 64% at September 30, 2010, compared to 47% at September 30, 2009 and 51% at December 31, 2009.
The recent market conditions have been marked with general economic and industry declines with pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets. Nonperforming loans decreased $305 million since December 31, 2009, through a combination of bulk and individual loan sales. During 2010, the Corporation sold nonperforming loans with a net book value of $434 million, resulting in $147 million of charge offs. As shown in Table 9, total nonperforming loans were down $305 million since year-end 2009, with commercial nonperforming loans down $327 million and consumer-related nonperforming loans were up $22 million. Since September 30, 2009, total nonperforming loans decreased $68 million, with commercial nonperforming loans down $96 million and consumer-related nonperforming loans up $28 million. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. However, management’s allowance methodology at September 30, 2010 and December 31, 2009, including an impairment analysis on specifically identified commercial loans defined by the Corporation as impaired, incorporated the level of specific reserves for these larger commercial credit relationships, as well as other factors, in determining the overall appropriate level of the allowance for loan losses.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses.

Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not in nonperforming status; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2010, potential problem loans totaled $1.1 billion, compared to $1.6 billion at September 30, 2009, and $1.6 billion at December 31, 2009. The $0.5 billion decrease in potential problem loans since December 31, 2009, was primarily due to a $215 million decrease in real estate construction, a $190 million decrease in commercial and industrial, and a $45 million decrease in commercial real estate, while the $0.5 billion decrease since September 30, 2009 was primarily due to a $286 million decrease in real estate construction, a $107 million decrease in commercial and industrial, and a $35 million decrease in commercial real estate . The level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on the underlying real estate values (both residential and commercial).
Other Real Estate Owned: Other real estate owned was $53.1 million at September 30, 2010, compared to $60.0 million at September 30, 2009, and $68.4 million at year-end 2009. The $6.9 million decrease in other real estate owned between the September 30 periods included a $6.2 million decrease in commercial real estate owned and a $0.8 million decrease in residential real estate owned, partially offset by a $0.1 million increase to bank premises no longer used for banking and reclassified into other real estate owned. Since year-end 2009, other real estate owned decreased $15.3 million, including a $13.4 million decrease in commercial real estate owned, a $1.1 million decrease in bank premises no longer used for banking and reclassified into other real estate owned, and a $0.8 million decrease in residential real estate owned.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At September 30, 2010, the Corporation was in compliance with its internal liquidity objectives.
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
The Corporation’s credit rating was downgraded by S&P in November 2009 and January 2010 and was downgraded by Moody’s in February 2010. In addition, on April 28, 2010, S&P placed the Corporation on negative credit watch. The negative credit watch was subsequently removed by S&P on July 26, 2010. The primary impact of these credit rating downgrades was that unsecured funding has become severely limited; however, the Corporation retained over $4 billion in secured borrowing capacity available at September 30, 2010; despite these credit rating downgrades. In order to mitigate the increased liquidity risk associated with these downgrades, the Corporation took steps to proactively increase its cash equivalent levels during 2010. This was achieved through the approval of a liquidity plan which provides for increasing network transaction accounts and Brokered CDs to fund asset growth, as necessary, as well as a targeted focus on retail deposit retention through competitive pricing. The credit ratings of the Parent Company and its subsidiary bank are displayed below.

	September 30, 2010			December 31, 2009
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Bank short-term	P2	B	F3	P1	A3	F3
Bank long-term	A3	BB+	BBB-	A1	BBB-	BBB-

Corporation short-term	P2	B	B	P1	B	B
Corporation long-term	Baa1	BB-	BB+	A2	BB+	BB+

Subordinated debt long-term	Baa2	B	BB	A3	BB-	BB
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. In September 2008, the Parent Company issued $26 million in a subordinated note offering, bearing a 9.25% fixed coupon rate, 5-year no-call provision, and 10-year maturity, while in August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at September 30, 2010. The availability under the commercial paper program was temporarily suspended due to the S&P downgrade in November 2009.
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
A bank note program associated with the Bank was established during 2000. Under this program, short-term and long-term debt may be issued. As of September 30, 2010, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at September 30, 2010. Given the S&P and Moody’s downgrades noted above, the cost to issue funds under the bank note program would be cost prohibitive. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.1 billion was outstanding at September 30, 2010). Associated Bank also issues institutional certificates of deposit, network transaction deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2010, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.3 billion investment securities portfolio at September 30, 2010, $2.3 billion was pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
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
On November 21, 2008, the FDIC approved the final rule to provide short-term liquidity relief under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The TLGP includes the Transaction Account Guarantee (“TAG”) Program, which provides full deposit insurance coverage for certain noninterest-bearing transaction deposit accounts and certain interest-bearing NOW transaction accounts, regardless of dollar amount. On

December 5, 2008, the Corporation opted into the TAG Program. On August 26, 2009, the FDIC approved the final rule extending the TAG Program for six months until June 30, 2010, and increased the applicable TAG assessment fees during that six month period. On April 13, 2010, the FDIC approved the issuance of an interim rule, with a 30-day comment period, amending the TAG Program. The interim final rule extends the TAG Program through December 31, 2010, with no increase in the TAG assessment rates. In addition, the interim final rule requires TAG assessment reporting based upon average daily account balances and reduces the maximum interest rate for TAG qualifying NOW accounts from 0.50% to 0.25%. The Corporation did not opt out of the TAG Program extension.
On July 21, 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Act provides unlimited FDIC insurance for noninterest-bearing transaction accounts in all banks effective on December 31, 2010 and continuing through December 31, 2012. The current FDIC TAG Program, which continues to the end of this year, is not changed by this Act. The unlimited FDIC coverage of noninterest-bearing transaction accounts will no longer be a special program; rather, it will be part of the standard FDIC insurance coverage for 2011 and 2012. Importantly, the Act also removes the prohibition on payments of interest on commercial demand deposit accounts as of July 21, 2011 (i.e., one year after the date of enactment). The impact of the removal of the prohibition of interest on commercial demand deposit accounts could have significant implications for the Corporation. Refer to section, “Recent Developments,” and Part II, Item 1A,, “Risk Factors,” for additional information.
For the nine months ended September 30, 2010, net cash provided by operating and investing activities was $350.9 million and $1.8 billion, respectively, while net cash used by financing activities was $396.7 million, for a net increase in cash and cash equivalents of $1.7 billion since year-end 2009. During the first nine months of 2010, assets decreased $349 million, with loans down $1.8 billion and investment securities declining $544 million, while loans held for sale increased $193 million. On the funding side, deposits increased $76 million while wholesale funding declined $928 million.
For the nine months ended September 30, 2009, net cash provided by operating and investing activities was $0.1 billion and $0.9 billion, respectively, while financing activities used net cash of $1.1 billion, for a net decrease in cash and cash equivalents of $0.1 billion since year-end 2008. Generally, during the first nine months of 2009, assets decreased $1.3 billion (5.4%), including a decrease in loans (down $1.5 billion), partially offset by an increase in investment securities (up $508 million). The $1.3 billion increase in deposits was predominantly used to fund the change in assets and repay wholesale funding as well as to provide for the payment of cash dividends to the Corporation’s stockholders.
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
The following table represents the Corporation’s consolidated static gap position as of September 30, 2010.
Table 10: Interest Rate Sensitivity Analysis

	Interest Sensitivity Period
				Total
		91-180	181-365	Within	Over 1
	0-90 Days	Days	Days	1 Year	Year	Total
	($ in Thousands)
Earning assets:
Loans held for sale	$274,666	$—	$—	$274,666	$—	$274,666
Investment securities, at fair value	1,168,690	296,173	497,682	1,962,545	3,519,709	5,482,254
Loans	6,492,633	655,186	1,179,027	8,326,846	4,045,547	12,372,393
Other earning assets	2,221,803	—	—	2,221,803	—	2,221,803

Total earning assets	$10,157,792	$951,359	$1,676,709	$12,785,860	$7,565,256	$20,351,116

Interest-bearing liabilities:
Deposits (1) (2)	$3,945,014	$1,812,890	$3,475,311	$9,233,215	$7,129,436	$16,362,651
Other interest-bearing liabilities (2)	928,503	315,872	275,034	1,519,409	1,175,734	2,695,143
Interest rate swap	(200,000)	—	100,000	(100,000)	100,000	—

Total interest-bearing liabilities	$4,673,517	$2,128,762	$3,850,345	$10,652,624	$8,405,170	$19,057,794

Interest sensitivity gap	$5,484,275	$(1,177,403)	$(2,173,636)	$2,133,236	$(839,914)	$1,293,322
Cumulative interest sensitivity gap	$5,484,275	$4,306,872	$2,133,236

Cumulative gap as a percentage of earning assets at September 30, 2010	26.9%	21.2%	10.5%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $442 million have been included with other interest-bearing liabilities and excluded from deposits.
The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of September 30, 2010, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At December 31, 2009, the Corporation was in a liability sensitive position, due to increased short-term funding issued to support the increase in the investment portfolio. (Liability sensitive means that liabilities will reprice faster than assets, while asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) At September 30, 2010, the Corporation was in an asset sensitive position, due to the common stock issuance in January 2010 and the implementation of the liquidity plan. For the remainder of 2010, the Corporation’s objective is to remain in an asset sensitive position. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”
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
The resulting simulations for September 30, 2010, projected that net interest income would increase by approximately 3.9% if rates rose by a 100 bp shock. At December 31, 2009, the 100 bp shock up was projected to decrease net interest income by approximately 0.3%. As of September 30, 2010, the simulation of earnings results were within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of September 30, 2010, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2010, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 7, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 11 summarizes significant contractual obligations and other commitments at September 30, 2010, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 11: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$2,413,255	$1,113,292	$87,221	$282	$3,614,050
Short-term borrowings	539,263	—	—	—	539,263
Long-term funding	669,875	800,132	20	243,644	1,713,671
Operating leases	11,587	19,680	12,978	15,845	60,090
Commitments to extend credit	3,149,069	717,715	172,830	49,853	4,089,467

Total	$6,783,049	$2,650,819	$273,049	$309,624	$10,016,541

Capital
Stockholders’ equity at September 30, 2010 was $3.2 billion, up $462 million from December 31, 2009. The change in stockholders’ equity between the two periods was primarily attributable to the completion of a common equity offering on January 15, 2010, which resulted in a net increase in stockholders’ equity of $478 million and a 44.8 million increase in the number of common shares outstanding. Cash dividends of $0.03 per common share were paid in the first nine months of 2010, compared to $0.42 per common share in the first nine months of 2009. At September 30, 2010, stockholders’ equity included $78.8 million of accumulated other comprehensive income compared to $63.4 million of accumulated other comprehensive income at December 31, 2009. The change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $94.0 million at December 31, 2009, to unrealized gains of $108.6 million at September 30, 2010). Stockholders’ equity to assets was 14.21% and 11.97% at September 30, 2010 and December 31, 2009, respectively.
On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. At September 30, 2010, management believes that it has satisfied a number of the conditions of the MOU and has commenced the steps necessary to resolve any and all remaining matters presented therein. The Bank has also agreed with the OCC that beginning March 31, 2010, until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At September 30, 2010, the Bank’s capital ratios were 9.17% and 16.48%, respectively. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”), its primary banking regulator. The Memorandum, which was entered into with the Reserve Bank following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock.
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
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2009 and the first nine months of 2010, no shares were repurchased under this authorization. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.
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
TABLE 12
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009

Total stockholders’ equity	$3,200,849	$3,186,127	$3,180,509	$2,738,608	$2,924,659
Tier 1 capital	2,367,021	2,358,396	2,366,457	1,918,238	2,103,581
Total capital	2,565,227	2,600,650	2,618,318	2,180,959	2,372,711
Market capitalization	2,282,121	2,120,428	2,378,829	1,407,915	1,460,207

Book value per common share	$15.53	$15.46	$15.44	$17.42	$18.88
Tangible book value per common share	10.02	9.93	9.90	9.93	11.38
Cash dividend per common share	0.01	0.01	0.01	0.05	0.05
Stock price at end of period	13.19	12.26	13.76	11.01	11.42
Low closing price for the period	11.96	12.26	11.48	10.37	9.21
High closing price for the period	13.90	16.10	14.54	13.00	12.67

Total stockholders’ equity / assets	14.21%	14.00%	13.76%	11.97%	12.78%
Tangible common equity / tangible assets (1)	8.03	7.88	7.73	5.79	6.64
Tangible stockholders’ equity / tangible assets (2)	10.41	10.23	10.04	8.12	8.96
Tier 1 common equity / risk-weighted assets (3)	12.31	12.00	11.43	7.85	8.67
Tier 1 leverage ratio	10.78	10.80	10.57	8.76	9.35
Tier 1 risk-based capital ratio	17.68	17.25	16.40	12.52	13.14
Total risk-based capital ratio	19.16	19.02	18.15	14.24	14.83

Shares outstanding (period end)	173,019	172,955	172,880	127,876	127,864
Basic shares outstanding (average)	172,989	172,921	165,842	127,869	127,863
Diluted shares outstanding (average)	172,990	172,921	165,842	127,869	127,863

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.
Comparable Second Quarter Results
The Corporation recorded net income of $14.3 million for the three months ended September 30, 2010, compared to net income of $16.0 million for the three months ended September 30, 2009. Net income available to common equity was $6.9 million for the three months ended September 30, 2010, or net income of $0.04 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended September 30, 2009, was $8.7 million, or net income of $0.07 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the third quarter of 2010 was $159.8 million, $25.4 million lower than the third quarter of 2009. Changes in balance sheet volume and mix decreased taxable equivalent net interest income by $15.8 million, while changes in the rate environment and product pricing lowered net interest income by $9.6 million. The Federal funds rate averaged 0.25% for both the third quarter of 2010 and the third quarter of 2009. The net interest margin between the comparable quarters was down 42 bp, to 3.08% in the third quarter of 2010, comprised of a 39 bp lower interest rate spread (to 2.87%, as the yield on earning assets declined 72 bp and the rate on interest-bearing liabilities fell 33 bp) and a 3 bp lower contribution from net free funds (to 0.21%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds). Average earning assets declined $0.4 billion to $20.7 billion in the third quarter of 2010, with average loans down $2.4 billion (predominantly in commercial loans), while average investments increased $2.0 billion. On the funding side, average interest-bearing deposits were up $0.7 billion, while average demand deposits increased $168 million. On average, wholesale funding balances were down $1.7 billion, primarily in short-term borrowings.

Provision for loan losses for the third quarter of 2010 was $64.0 million (or $45.9 million less than net charge offs), compared to $95.4 million (or $5.4 million greater than net charge offs) in the third quarter of 2009. Annualized net charge offs represented 3.39% of average loans for the third quarter of 2010 compared to 2.34% for the third quarter of 2009. Total nonperforming loans of $817 million (6.61% of total loans) at September 30, 2010 were down from $886 million (6.00% of total loans) at September 30, 2009, with commercial nonperforming loans down $96 million to $648 million, and total consumer-related nonperforming loans up $28 million to $169 million (see Table 9). The allowance for loan losses to loans at September 30, 2010 was 4.22%, compared to 2.79% at September 30, 2009. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the third quarter of 2010 increased $6.6 million (8.7%) to $81.9 million versus the third quarter of 2009. Core fee-based revenues of $60.7 million were down $5.8 million (8.8%) versus the comparable quarter in 2009, primarily due to lower levels of consumer fee-based deposit activity (nonsufficient funds / overdraft fees). Net mortgage banking increased $9.9 million from the third quarter of 2009, predominantly due to higher gains on sales and related income. Net asset sale losses were $2.4 million for the third quarter of 2010, compared to net asset sale losses of $0.1 million for the third quarter of 2009, with the unfavorable change primarily due to losses on sales of other real estate owned. Net investment gains were $3.4 million for the third quarter of 2010, a favorable change of $3.4 million from the third quarter of 2009, due to gains on the sale of $371 million of mortgage-related and municipal securities in the third quarter of 2010. All remaining noninterest income categories on a combined basis were $1.3 million higher than the third quarter of 2009.
On a comparable quarter basis, noninterest expense increased $15.5 million (11.0%) to $156.6 million in the third quarter of 2010. Personnel expense increased $7.1 million (9.7%) from the third quarter of 2009, with salary-related expenses up $7.3 million (full-time equivalent employees decreased 4% between the comparable third quarter periods) and fringe benefit expenses down $0.2 million. Legal and professional fees increased $3.4 million (102.3%) primarily due to an increase in legal and other professional consultant costs related to corporate projects initiated during 2010. FDIC expense increased $3.0 million (35.2%) with the third quarter of 2010 reflecting a deposit insurance rate increase and a larger assessable deposit base. Foreclosure/OREO expense decreased $1.3 million (15.4%), primarily attributable to a decline in other real estate owned write-downs. All remaining noninterest expense categories on a combined basis were up $3.3 million (7%) compared to the third quarter of 2009, reflecting efforts to control selected discretionary expenses. For the third quarter of 2010, the Corporation recognized income tax expense of $0.9 million, compared to income tax expense of $2.0 million for the third quarter of 2009.

TABLE 13
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2010	2010	2010	2009	2009

Summary of Operations:
Net interest income	$153,904	$159,793	$169,222	$178,353	$179,236
Provision for loan losses	64,000	97,665	165,345	394,789	95,410
Noninterest income
Trust service fees	9,462	9,517	9,356	9,906	9,057
Service charges on deposit accounts	23,845	26,446	26,059	29,213	30,829
Card-based and other nondeposit fees	12,093	11,942	10,820	12,359	11,586
Retail commissions	15,276	15,722	15,817	15,296	15,041

Core fee-based revenue	60,676	63,627	62,052	66,774	66,513
Mortgage banking, net	9,007	5,493	5,407	9,227	(909)
Capital market fees, net	891	(136)	130	291	226
BOLI income	3,756	4,240	3,256	3,310	3,789
Asset sale gains (losses), net	(2,354)	1,477	(1,641)	(1,551)	(126)
Investment securities gains (losses), net	3,365	(146)	23,581	(395)	(42)
Other	6,556	6,336	5,253	7,078	5,858

Total noninterest income	81,897	80,891	98,038	84,734	75,309
Noninterest expense
Personnel expense	80,640	79,342	79,355	72,620	73,501
Occupancy	12,157	11,706	13,175	12,170	11,949
Equipment	4,637	4,450	4,385	4,551	4,575
Data processing	7,502	7,866	7,299	7,728	7,442
Business development and advertising	4,297	4,773	4,445	4,443	3,910
Other intangible amortization	1,206	1,254	1,253	1,386	1,386
Legal and professional fees	6,774	5,517	2,795	6,386	3,349
Foreclosure/OREO expense	7,349	8,906	7,729	10,852	8,688
FDIC expense	11,426	12,027	11,829	9,618	8,451
Other	20,592	19,197	19,594	29,260	17,860

Total noninterest expense	156,580	155,038	151,859	159,014	141,111
Income tax expense (benefit)	917	(9,240)	(23,555)	(117,479)	2,030

Net income (loss)	14,304	(2,779)	(26,389)	(173,237)	15,994
Preferred stock dividends and discount accretion	7,389	7,377	7,365	7,354	7,342

Net income (loss) available to common equity	$6,915	$(10,156)	$(33,754)	$(180,591)	$8,652

Taxable equivalent net interest income	$159,818	$165,759	$175,256	$184,541	$185,174
Net interest margin	3.08%	3.22%	3.35%	3.59%	3.50%
Effective tax rate (benefit)	6.03%	(76.88)%	(47.16)%	(40.41)%	11.26%

Average Balances:
Assets	$22,727,208	$22,598,695	$23,151,767	$22,773,576	$23,362,954
Earning assets	20,660,498	20,598,637	21,075,408	20,499,225	21,063,016
Interest-bearing liabilities	16,376,904	16,408,718	16,970,884	16,663,947	17,412,341
Loans	12,855,791	13,396,710	13,924,978	14,605,107	15,248,895
Deposits	17,138,105	17,056,193	17,143,924	16,407,034	16,264,181
Wholesale funding	2,326,469	2,343,119	2,837,001	3,332,642	4,067,830
Stockholders’ equity	3,206,742	3,186,295	3,145,074	2,898,132	2,904,210
Sequential Quarter Results
The Corporation recorded net income of $14.3 million for the three months ended September 30, 2010, compared to a net loss of $2.8 million for the three months ended June 30, 2010. Net income available to common equity was $6.9 million for the three months ended September 30, 2010, or net income of $0.04 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the three months ended June 30, 2010, was $10.2 million, or a net loss of $0.06 for both basic and diluted earnings per common share
(see Table 1).
Taxable equivalent net interest income for the third quarter of 2010 was $159.8 million, $5.9 million lower than the second quarter of 2010. Changes in balance sheet volume and mix decreased taxable equivalent net interest income by $4.1 million and changes in the rate environment and product pricing lowered net interest income by $2.5 million, while one additional day in the third quarter increased net interest income by $0.7 million. The Federal funds rate averaged 0.25% for both the third quarter of 2010 and the second quarter of 2010. The net interest margin between the sequential quarters was down 14 bp, to 3.08% in the third quarter of 2010, attributable to a 13 bp lower interest rate spread (to 2.87%, as the yield on earning assets declined 20 bp and the rate on interest-bearing liabilities fell 7 bp). Average earning assets increased $62 million to $20.7 billion in the third quarter of 2010, with average investment securities and other short-term investments up $603 million and average loans down $541 million. On the funding side, average interest-bearing deposits were down $15 million, while average demand deposits were up $97 million. On average, wholesale funding balances were down $17 million.
Provision for loan losses for the third quarter of 2010 was $64.0 million (or $45.9 million less than net charge offs), compared to $97.7 million (or $7.7 million less than net charge offs) in the second quarter of 2010. Annualized net charge offs represented 3.39% of average loans for the third quarter of 2010 compared to 3.15% for the second quarter of 2010. Total nonperforming loans of $817 million (6.61% of total loans) at September 30, 2010 were down from $1.0 billion (8.09% of total loans) at June 30, 2010, with commercial nonperforming loans down $210 million to $648 million, and total consumer-related nonperforming loans up $8 million to $169 million (see Table 9). The allowance for loan losses to loans at September 30, 2010 was 4.22%, compared to 4.51% at June 30, 2010. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonperforming Loans and Other Real Estate Owned.”
Noninterest income for the third quarter of 2010 increased $1.0 million (1.2%) to $81.9 million versus second quarter 2010. Core fee-based revenues of $60.7 million were down $3.0 million (4.6%) versus second quarter 2010, primarily due to lower levels of consumer fee-based deposit activity (nonsufficient funds / overdraft fees). Net asset sale losses were $2.4 million for the third quarter of 2010, compared to net asset sale gains of $1.5 million for the second quarter of 2010, primarily due to losses on sales of other real estate owned. Net investment securities gains of $3.4 million for the third quarter of 2010 were primarily attributable to gains on the sale of $371 million in mortgage-related and municipal securities, while net investment securities losses of $0.1 million for the second quarter of 2010 were attributable to credit-related other-than-temporary write-downs. All remaining noninterest income categories on a combined basis were $4.3 million higher than the second quarter of 2010, with the majority of the increase from secondary mortgage production revenue.
On a sequential quarter basis, noninterest expense increased $1.5 million (1.0%) to $156.6 million in the third quarter of 2010. Legal and professional fees increased $1.3 million (22.8%) primarily due to higher other professional consultant costs. Foreclosure/OREO expense decreased $1.6 million (17.5%), primarily attributable to lower collection costs. All remaining noninterest expense categories on a combined basis were up $1.8 million (1.3%) compared to the second quarter of 2010.
For the third quarter of 2010, the Corporation recognized income tax expense of $0.9 million, compared to income tax benefit of $9.2 million for the second quarter of 2010. The change in income tax was primarily due to the level of pretax income / loss between the sequential quarters.
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
Recent Developments
On October 26, 2010, the Board of Directors declared a $0.01 per common share dividend payable on November 17, 2010, to shareholders of record as of November 9, 2010. This cash dividend has not been reflected in the accompanying consolidated financial statements.
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
In this respect, it is noteworthy that preemptive rights heretofore granted to national banking associations by the OCC under the National Bank Act, and to federal savings banks by the Office of Thrift Supervision (which will be merged into the OCC) under the Home Owners Loan Act, will be diminished with respect to consumer financial laws and regulations. Thus, Congress has authorized states to enact their own substantive protections and to allow state attorneys general to initiate civil actions to enforce federal consumer protections. In this respect the Corporation will be subject to regulation by a new consumer protection bureau housed within the Federal Reserve, known as the Bureau of Consumer Financial Protection. The Bureau will consolidate enforcement currently undertaken by financial regulatory agencies, and will have substantial power to define the rights of consumers and responsibilities of providers, including the Corporation. In addition, and among many other legislative changes that the Corporation will assess, the Corporation will (1) need to evaluate the extent to which it must divest over time its investments in private equity and hedge funds, (2) experience a new assessment model from the FDIC based on assets, not deposits, (3) be required to retain some credit risk for certain mortgages it sells into secondary markets via asset backed securities, (4) be subject to enhanced executive compensation and corporate governance requirements, (5) be able, for the first time (and perhaps competitively compelled) to offer interest on business transaction and other accounts, (6) need to evaluate the extent to which, if any, it may need to push out swap activities to an uninsured affiliate within the organization, and (7) need to evaluate its capital compliance at the holding company level due to its issuance of trust preferred securities.
The extent to which the new legislation and existing and planned governmental initiatives hereunder will succeed in alleviating tight credit conditions or otherwise result in an improvement in the national economy is uncertain. In addition, because most of the component parts of the new legislation will be subject to intensive agency rulemaking and subsequent public comment over the next six to 18 months prior to eventual implementation, it is difficult to predict the ultimate effect of the Act on the Corporation at this time. The Corporation anticipates expenses will increase as a result of new compliance requirements.

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
As of September 30, 2010, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2010. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), was signed into law. The Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection, and requires the bureau and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Act or the resulting rules and regulations will impact the Corporation’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant, and may adversely impact the Corporation’s results of operations, financial condition or liquidity. See “Recent Developments” section within Part I, Item 2, for additional information.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the third quarter of 2010. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Plans	the Plan

July 1 – July 31, 2010	161	$13.74	—	—
August 1 – August 31, 2010	434	13.70	—	—
September 1 – September 30, 2010	—	—	—	—

Total	595	$13.71	—	—

During the third quarter of 2010, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $8,000 in the third quarter of 2010.

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

ASSOCIATED BANC-CORP (Registrant)
Date: November 4, 2010	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: November 4, 2010	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer