Form 10-K
period 2010-12-31
ASSOCIATED BANC-CORP
filed 2011-02-15
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-31343
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1200 Hansen Road	54304
Green Bay, Wisconsin	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (920) 491-7000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The Nasdaq Stock Market LLC

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
Yes ☐     No ☑

As of June 30, 2010, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,099,320,000. This excludes approximately $21,104,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $67,958,000 of market value representing 3.20% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 31, 2011, 173,177,438 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for Annual Meeting of Shareholders on April 26, 2011	Part of Form 10-K Into Which Portions of Documents are Incorporated Part III

ASSOCIATED BANC-CORP
2010 FORM 10-K TABLE OF CONTENTS

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

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “FRB” or “Federal Reserve”) to acquire three banks. At December 31, 2010, we owned one nationally chartered commercial bank headquartered in Wisconsin serving local communities within our three-state footprint (Wisconsin, Illinois, and Minnesota) and, measured by total assets held at December 31, 2010, were the second largest commercial bank holding company headquartered in Wisconsin. At December 31, 2010, we owned one nationally chartered trust company headquartered in Wisconsin and 29 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint, that are closely related or incidental to the business of banking.

Services

Through our banking subsidiary Associated Bank, National Association (“Associated Bank” or the “Bank”) and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through approximately 280 banking offices serving more than 150 communities. We organize our business into two reportable segments: Banking and Wealth Management. Our banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 19, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 19, the banking segment represented 91% of total revenues in 2010. Our profitability is significantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and related income taxes of our banking segment.

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

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, the thorough review of potential borrowers in our underwriting process, and active asset quality administration. Credit risk management is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Critical Accounting Policies,” “Loans,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and under Part II, Item 8, Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements. Also see Item 1A, “Risk Factors.”

The wealth management segment provides products and a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing, or protecting their wealth. Customers include individuals, corporations, small businesses, charitable trusts, endowments, foundations, and institutional investors. The wealth management segment is comprised of a full range of personal and business insurance products and services (including life, property, casualty, credit and mortgage insurance, fixed annuities, and employee group benefits consulting and administration); full-service investment brokerage, variable annuities, and discount and on-line brokerage; and trust/asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. See also Note 19, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 19, the wealth management segment represented 10% of total revenues in 2010, as defined in the note.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2010, we had approximately 4,894 full-time equivalent employees. None of our employees are represented by unions.

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

As a registered bank holding company under the BHC Act, we are regulated and supervised by the FRB. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Act (the “Dodd-Frank Act”), the Federal Deposit Insurance Corporation (the “FDIC”) has backup enforcement authority over a depository institution holding company, such as the Corporation, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if such holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. Associated Bank and our nationally chartered trust subsidiary are regulated, supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has extensive supervisory and regulatory authority over the operations of the Corporation’s national bank subsidiaries. As part of this authority, the national bank subsidiaries are required to file periodic reports with the OCC and are subject to supervision and examination by the OCC. All of our subsidiaries that accept insured deposits are also subject to examination by the FDIC.

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal banking agencies noted above. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Liquidity” and “Capital,” and under Part II, Item 8, Note 17, “Regulatory Matters,” of the notes to consolidated financial statements.

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”). At December 31, 2010, our Tier 1 Capital ratio was 17.58% and Total Capital ratio was 19.05%.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2010, was 11.19%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock. The FRB and the Reserve Bank have not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 Capital in private equity and hedge funds. The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Corporation, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. The Corporation will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by this announced compliance date.

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

On November 5, 2009, Associated Bank entered into a Memorandum of Understanding (“MOU”) with the OCC. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three-year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation, and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has appropriately addressed all of the conditions of the MOU. The Bank has also agreed with the OCC that until the MOU is no longer in effect, it will maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At December 31, 2010, the Bank’s capital ratios were 9.55% and 16.38%, respectively.

Emergency Economic Stabilization Act of 2008

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”), giving the United States Department of the Treasury (“UST”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs were announced, including the following:

Capital Purchase Program (“CPP”). Pursuant to this program, the UST, on behalf of the US government, purchased senior preferred stock, along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of the UST’s investment and a dividend of 9% thereafter. During the time the UST holds securities issued pursuant to this program, participating financial institutions are required to comply with (1) certain provisions regarding executive compensation paid to senior executives and certain other highly compensated employees, and (2) corporate governance disclosure and certification requirements. Participation in this program also imposes certain restrictions upon an institution’s dividends to common shareholders and stock repurchase activities. As described further herein, we elected to participate in the CPP and received $525 million pursuant to the program.

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

Temporary Liquidity Guarantee Program. This program contained both (1) a debt guarantee component (“Debt Guarantee Program”), whereby the FDIC guaranteed certain senior unsecured debt issued by eligible financial institutions; and (2) a transaction account guarantee (“TAG”) component (“TAG Program”), whereby the FDIC insured 100% of noninterest-bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts. This program is no longer in effect, as the Dodd-Frank Act requires all insured financial institutions, such as Associated Bank, to provide noninterest-bearing deposit transaction accounts with full deposit insurance without limit through December 31, 2012. This coverage is separate from, and in addition to, coverage a depositor has with respect to other accounts at an insured depository institution. Such accounts include only traditional, noninterest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held by a business, individual or other type of depositor. Although not encompassed within the Dodd-Frank Act, Interest on Lawyers Trust Accounts were subsequently included by Congress in late 2010 and will also receive full deposit insurance until December 31, 2012. Negotiated Order of Withdrawal (“NOW”) accounts are not provided with this coverage. Insured financial institutions are not permitted to opt out of this insurance program and the FDIC will not charge a separate DIF assessment for this coverage.

FDIC Liquidation Authority under the Dodd-Frank Act

In January 2011, the FDIC issued an interim final rule on depositor preference which clarifies how the FDIC will treat certain creditors’ claims under the FDIC’s new liquidation authority under the Dodd-Frank Act, whereby the FDIC may be appointed as receiver for a financial company if the failure of such company and its liquidation under the Bankruptcy Code or other insolvency proceeding would pose significant risks to U.S. financial stability. Pursuant to the interim final rule, the FDIC will allow additional payments to a creditor in rare circumstances after the FDIC’s board of directors has determined that such payments meet certain statutory standards. The payments would be subject to recoupment, however, if the ultimate recoveries are insufficient to repay any temporary government-provided liquidity support. The interim final rule also (1) provides the FDIC with authority to continue a company’s operations by paying for services provided by employees and others; (2) clarifies how damages will be calculated for creditors’ contingent claims; and (3) describes the application of proceeds from the liquidation of subsidiaries.

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

Banking Subsidiary Dividends

The Parent Company is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of its revenue comes from dividends paid to us by Associated Bank. As discussed under section, “Capital Requirements,” above, the terms of the MOU require the Bank to notify the OCC of dividends proposed to be paid to the Parent Company. Prior to entering into the MOU, the OCC’s prior approval was required only if the total of all dividends declared by a national bank in any calendar year exceeded the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

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

Bank Holding Company Act Requirements

We are a registered bank holding company under the BHC Act. As a registered bank holding company, we are subject to regulation, supervision and examination by the Federal Reserve. In connection with applicable requirements, bank holding companies file periodic reports and other information with the Federal Reserve. In addition to supervision and regulation, the BHC Act also governs the activities that are permissible to bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their non-banking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Act and longstanding Federal Reserve Policy, bank holding companies are required to act as a source of financial strength to each of their subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so. In addition, bank holding companies are generally prohibited from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any corporation that is not a bank or bank holding company. The BHC Act also requires the prior approval of the FRB to enable bank holding companies to acquire direct or indirect ownership or control of more than 5% of any class of voting shares of any bank or bank holding company (as discussed above under Banking Acquisitions). The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

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

Incentive Compensation Policies and Restrictions

In July 2010, the federal banking agencies issued guidance which applies to all banking organizations supervised by the agencies (thereby including both the Corporation and our subsidiary bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, on February 7, 2011, the federal banking agencies, along with the National Credit Union Administration, the SEC and the Federal Housing Finance Agency, published for comment a proposed rule that would regulate incentive-based compensation for entities deemed to be a “covered financial institution”, which would include both the Corporation and our subsidiary bank. These proposed rules incorporate many of the executive compensation principles described above, including a prohibition on compensation practices that encourage covered persons to take inappropriate risks by providing such person with excessive compensation. Comments are due within 45 days of publication in the Federal Register.

Enforcement Powers of the Federal Banking Agencies; Prompt Corrective Action

The federal regulatory authorities have broad authority to enforce the regulatory requirements imposed on us. The OCC has extensive supervisory authority over its regulated institutions. This authority includes, among other things, the power to compel higher reserves, the ability to assess civil money penalties, the ability to issue cease-and-desist or removal orders and the ability to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations or for unsafe or unsound banking practices. Other actions or inactions by our subsidiary bank may provide the basis for enforcement action, including misleading or untimely reports. The provisions of the Federal Deposit Insurance Act (“FDIA”), and its implementing regulations carry greater enforcement powers. Under the FDIA, all commonly controlled FDIC insured depository institutions may be held liable for any loss incurred by the FDIC resulting from a failure of, or any assistance given by the FDIC to, any commonly controlled institutions.

Federal banking regulators are authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements. The federal banking agencies have additional enforcement authority with respect to undercapitalized depository institutions. Under the regulations, an institution is deemed to be (a) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

In certain situations, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

Well capitalized institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC. Once an adequately capitalized institution receives such a waiver, it may not pay an effective yield on any such deposit that exceeds by more than 75 basis points the local market rate or the national rate (which is determined and published by the FDIC and defined to be the “simple average of rates paid by all insured depository institutions and branches for which data are available”). As such, a less-than-well-capitalized institution that has received a waiver from the FDIC to accept, renew and rollover brokered deposits generally may not pay an interest rate on such brokered deposits in excess of the national rate plus 75 basis points.

The federal banking agencies are required to take action to restrict the activities of an “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” insured depository institution. Any such bank must submit a capital restoration plan that is guaranteed by the parent holding company. Until such plan is approved, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991. These actions and restrictions include requiring the issuance of additional voting securities, limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the appropriate federal banking agency deems appropriate. An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activates in addition to those applicable to significantly undercapitalized associations. In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator. The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Institutions must file a capital restoration plan with the OCC within 45 days of the date it receives a notice from the OCC that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Compliance with a capital restoration plan must be guaranteed by a parent holding company. In addition, the OCC is permitted to take any one of a number of discretionary supervisory actions, including but not limited to the issuance of a capital directive and the replacement of senior executive officers and directors.

Finally, bank regulatory agencies have the ability to seek to impose higher than normal capital requirements known as individual minimum capital requirement (“IMCR”) for institutions with a high-risk profile.

At this time, the Bank is well capitalized. The imposition of any of the measures described above could have a substantial and material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.

Standards for Safety and Soundness

The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness. The Guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the Guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings. Rather than providing specific rules, the Guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the Guidelines, however, could result in a request by the OCC to one of the nationally chartered banks to provide a written compliance plan to demonstrate its efforts to come into compliance with such Guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance.

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

Deposit Insurance Premiums

Associated Bank is a member of the DIF and pays an insurance premium to the fund based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 (insurance coverage had previously been temporarily raised to that level until December 31, 2013). The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. In addition, the Dodd-Frank Act will have a significant impact on the calculation of deposit insurance assessment premiums going forward. Specifically, the Dodd-Frank Act generally requires the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The FDIC issued a final rule that implements this change to the assessment calculation on February 7, 2011, but has said that the new assessment rate schedule should result in the collection of assessment revenue that is approximately revenue neutral even though the new assessment base under the Dodd-Frank Act is larger than the current assessment base. The assessment rate schedule for larger institutions like the Bank (i.e., institutions with at least $10 billion in assets) will differentiate between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 basis points to 45 basis points for such large institutions. This rule will take effect for the quarter beginning April 1, 2011, and will be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. Premiums for the Bank will be calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.

The proposed FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

Currently, the amount of the assessment is a function of the institution’s risk category, of which there are four, and assessment base. An institution’s risk category is determined according to its supervisory ratings and capital levels and is used to determine the institution’s assessment rate. The assessment rate for risk categories are calculated according to a formula, which relies on supervisory ratings and either certain financial ratios or long-term debt ratings. An insured bank’s assessment base is determined by the balance of its insured deposits. Because the system is risk-based, it allows banks to pay lower assessments to the FDIC as their capital level and supervisory ratings improve. By the same token, if these indicators deteriorate, the institution will have to pay higher assessments to the FDIC. As of the date of this filing, deposit insurance premiums for FDIC-insured institutions range from 7 to 77.5 basis points per $100 of assessable deposits based upon assessment rates that are calculated based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. At December 31, 2010, Associated Bank’s risk category required a quarterly payment of approximately 24 basis points per $100 of assessable deposits.

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

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2010, the FICO assessment is equal to 1.040 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019.

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

Interagency Appraisal and Evaluation Guidelines

In December 2010, the federal banking agencies issued the Interagency Appraisal and Evaluation Guidelines. This guidance, which updated guidance originally issued in 1994, sets forth the minimum regulatory standards for appraisals. It incorporates previous regulatory issuances affecting appraisals, addresses advances in information technology used in collateral evaluation, and clarifies standards for use of analytical methods and technological tools in developing evaluations. This guidance also requires institutions to utilize strong internal controls to ensure reliable appraisals and evaluations and to monitor and periodically update valuations of collateral for existing real estate loans and transactions.

S.A.F.E. Act Registration Requirements

In connection with implementation of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the federal banking agencies announced final rules in July 2010 to implement the provisions of the SAFE Act requiring employees of agency-related institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators. Residential mortgage loan originators must register prior to originating residential mortgage loans. The OCC announced that registration is expected to begin in late January 2011. National bank employees affected by the SAFE Act will have 180 days from the date of the OCC’s announcement to register.

Community Reinvestment Act Requirements

Our national bank subsidiary is subject to periodic CRA review by our primary federal regulators. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. Note that an institution’s CRA assessment can be used by its regulators in their evaluation of certain applications, including a merger or the establishment of a branch office. An unsatisfactory rating may be used as the basis for denial of such application.

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

The Dodd-Frank Act also changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

Certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Note 3, “Loans,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on loans to related parties.

Other Regulation

Our banking subsidiary is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Interest Prohibition on Demand Deposits (Regulation Q), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, and Children’s Online Privacy Protection Act.

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

Other Regulatory Authorities

In addition to regulation, supervision and examination by federal banking agencies, the Corporation and certain of its subsidiaries, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and state securities laws and regulations, and to supervision and examination by other regulatory authorities, including the Securities and Exchange Commission, the Financial Institution Regulatory Authority (“FINRA”), the NASDAQ Global Select Market and others.

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

Credit Risks

We are subject to lending concentration risks.  As of December 31, 2010, approximately 55% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.  In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. During 2010, the annual impairment test was completed and the fair value of the reporting units exceeded the fair value of their assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. At December 31, 2010, we had goodwill of $929 million, representing approximately 29% of stockholders’ equity, of which $907 million was assigned to the banking segment and $22 million was assigned to the wealth management segment. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2010. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. At December 31, 2010, net deferred tax assets are approximately $129 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Loss of key employees may disrupt relationships with certain customers.  Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel, should they enter into an employment relationship with one of our competitors, could result in the loss of some of our customers.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.  We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

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

Revenues from our investment management and asset servicing businesses are significant to our earnings.  Generating returns that satisfy clients in a variety of asset classes is important to maintaining existing business and attracting new business. Administering or managing assets in accordance with the terms of governing documents and applicable laws is also important to client satisfaction. Failure in either of the foregoing areas can expose us to liability, and result in a decrease in our revenues and earnings.

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

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that much of the details and substance of the new laws will be implemented through agency rulemakings.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

Significantly, the Dodd-Frank Act includes the following provisions which affect the Corporation or the Bank:

(1) it establishes the new Bureau of Consumer Financial Protection (“BCFP”) which will directly regulate and supervise the Bank for compliance with the BCFP’s regulations and policies. The creation of the BCFP will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.

(2) it revises the FDIC’s insurance assessment methodology so that premiums will be assessed based upon the average consolidated total assets of the Bank less tangible equity capital. It is expected that this change to the premium calculation will require larger insurance premium payments from FDIC-insured institutions such as the Bank.

(3) it permanently increases deposit insurance coverage to $250,000; in addition, for noninterest-bearing transaction accounts, such accounts will receive unlimited FDIC deposit insurance through January 1, 2013.

(4) it authorizes the Federal Reserve to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers. Notably, a proposed Federal Reserve rule that would limit this interchange fee to 12 cents per transaction has been announced but, as of the date of publication, has not yet been finalized.

(5) it imposes proprietary trading restrictions on insured depository institutions and their holding companies that prohibit them from engaging in proprietary trading except in limited circumstances, and prevents them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 capital in private equity and hedge funds.

(6) it requires a phased-in exclusion of trust preferred securities as a component of Tier 1 capital for certain bank holding companies. Notably, preferred stock issued to the U.S. Treasury under the CPP is excluded from this calculation.

(7) it requires federal regulators to establish new minimum leverage and risk-based capital requirements for large banks, bank holding companies and systemically important non-banks. The federal banking agencies issued a proposal to implement this authority whereby the capital requirements applied to other insured depository institutions would not apply to the largest insured depository institutions, which had previously been permitted to use their own models to determine their individual risk-based capital requirements. Finally, the Dodd-Frank Act requires depository institution holding companies to act as a “source of strength” for their depository institution subsidiaries (previously, this had been a regulatory policy but was not codified into law).

Based on the text of the Dodd-Frank Act and the anticipated implementing regulations, including the Durbin amendment, it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly which could adversely affect the Corporation’s results of operations, financial condition or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

The Bureau of Consumer Financial Protection may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.  The BCFP has broad rulemaking authority to administer and carry out the provisions of the

Dodd-Frank Act with respect to financial institutions that offer to consumers covered financial products and services. The BCFP has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the implementing rules of the Dodd-Frank Act with respect to the BCFP have not yet been released. Moreover, the Bank will be supervised and examined by the BCFP for compliance with the BCFP’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services will also likely produce significant, material effects on the Bank’s (and the Corporation’s) profitability.

Regulatory oversight has increased.  On November 5, 2009, Associated Bank entered into a Memorandum of Understanding with the Comptroller of the Currency, its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three-year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to us, and our commitment to act as a primary or contingent source of the Bank’s capital. Management believes that it has appropriately addressed all of the conditions of the MOU. The Bank has also agreed with the OCC that until the MOU is no longer in effect, to maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At December 31, 2010, the Bank’s capital ratios were 9.55% and 16.38%, respectively. As a result of the MOU, the Bank’s lending activities and capital levels are now subject to increased regulatory oversight. The terms of the MOU may affect our liquidity. In connection with the MOU, we committed to serve as a primary or contingent source of capital to the Bank to support the maintenance of the specified higher minimum capital ratios. The dollar amount of this commitment is uncertain at this time. On December 20, 2009, the Bank entered into a written agreement with the OCC requiring the Bank to take corrective action by May 4, 2010 (or such additional time as the OCC may permit), to avoid an order by the OCC requiring the Bank to divest its financial subsidiary which engages in insurance sales. We believe that the Bank has taken corrective steps by such date and it has not received an order of divestiture. We do not believe that a required divestiture of its financial subsidiary would have a material adverse effect on our financial condition or operations. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”), its primary banking regulator. The Memorandum, which was entered into with the Reserve Bank following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock. An action by any of our or the Bank’s regulators could lead to actions by our or the Bank’s other regulators.

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

We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operation.  We are a defendant in a class action lawsuit alleging that we unfairly assess and collect overdraft fees which seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. This case has been consolidated into the overdraft fees Multi District Litigation pending in the United States District Court for the Southern District of Florida, Miami Division. We deny all claims and intend to vigorously defend our self. We may be involved from time to time in a variety of other litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Consumers may decide not to use banks to complete their financial transactions.  Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Acquisitions may disrupt our business and dilute shareholder value.  We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

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

Failure to keep pace with technological change could adversely affect our business.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Reputation Risks

Negative publicity could damage our reputation.  Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending or foreclosure practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct most of our business under the “Associated Bank” brand, negative public opinion about one business could affect our other businesses.

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

Liquidity Risks

Liquidity is essential to our businesses.  Our liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Our credit ratings are important to our liquidity. A reduction or an anticipated reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger unfavorable contractual obligations.

We rely on management fees and dividends from our subsidiaries for most of our revenue.  We are a separate and distinct legal entity from our banking and other subsidiaries. A substantial portion of our revenue comes from management fees and dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common and preferred stock, and to pay interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of management fees and dividends that our national bank subsidiary and certain nonbank subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our national bank subsidiary is unable to pay management fees and dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive management fees and dividends from our national bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.

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

Changes in interest rates could also reduce the value of our mortgage servicing rights and earnings.  We have a portfolio of mortgage servicing rights. A mortgage servicing right (“MSR”) is the right to service a mortgage loan (i.e, collect principal, interest, escrow amounts, etc.) for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

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

In addition, the exercise of the warrant issued to the UST under TARP would dilute the ownership interest of our existing shareholders. See also “Liquidity” in Part II, Item , “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on the common stock warrants issued to the UST.

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

An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a “bank holding company.”  An entity (including a “group” composed of natural persons) owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the BHC Act. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHC Act to acquire or retain 5% or more of our outstanding common stock, and (2) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or such nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The current lease term expires on August 31, 2011 and there are two one-year extension periods remaining.

At December 31, 2010, our bank subsidiary occupied approximately 280 banking offices serving more than 150 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank,

National Association, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience. Some bank branch offices are in supermarket locations or in retirement communities. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

ITEM 3.	LEGAL PROCEEDINGS

A lawsuit was filed against the Corporation in the United States District Court for the Western District of Wisconsin, on April 6, 2010. The lawsuit is styled as a class action lawsuit with the certification of the class pending. The suit alleges that the Corporation unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. On April 23, 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the overdraft fees Multi District Litigation pending in the United States District Court for the Southern District of Florida, Miami Division. The Corporation denies all claims and intends to vigorously defend itself. In addition to the above, in the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Because the Corporation cannot determine based on current information the range of possible outcomes or plaintiffs’ ultimate damage claims, management cannot reasonably determine the probability of a material adverse result or reasonably estimate the timing or specific possible loss or range of loss that may result from certain of these proceedings. Given the indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, it is possible that the results of such proceedings will have a material adverse effect on the Corporation’s business, financial position or results of operations in future periods.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information in response to this item is incorporated by reference to the discussion of dividend restrictions in Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this report. The Corporation’s common stock is traded on the Nasdaq Global Select Market under the symbol ASBC.

The approximate number of equity security holders of record of common stock, $.01 par value, as of February 3, 2011, was 13,000. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 24,300.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The amount of the annual dividend was $0.04 and $0.47 for 2010 and 2009, respectively.

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

Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2010, which are solely in connection with surrenders for tax withholding related to the vesting of restricted stock awards. Our repurchases of common stock are restricted while any Senior Preferred Stock is outstanding. For a detailed discussion of the common stock repurchases during 2010 and 2009, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price	Part of Publicly	Be Purchased Under
Period	Shares Purchased	Paid per Share	Announced Plans	the Plan

October 1 — October 31, 2010	657	$12.91	—	—
November 1 — November 30, 2010	—	—	—	—
December 1 — December 31, 2010	607	14.69	—	—

Total	1,264	$13.76	—	—

During the fourth quarter of 2010, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $17,000 in the fourth quarter of 2010.

Market Information

The following represents selected market information of the Corporation for 2010 and 2009.

			Market Price Range
			Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close

2010
4th Quarter	$0.01	$15.28	$15.49	$12.57	$15.15
3rd Quarter	0.01	15.53	13.90	11.96	13.19
2nd Quarter	0.01	15.46	16.10	12.26	12.26
1st Quarter	0.01	15.44	14.54	11.48	13.76

2009
4th Quarter	$0.05	$17.42	$13.00	$10.37	$11.01
3rd Quarter	0.05	18.88	12.67	9.21	11.42
2nd Quarter	0.05	18.49	19.00	12.50	12.50
1st Quarter	0.32	18.68	21.39	10.60	15.45

Stock Price Performance Graph

Set forth below are two line graphs (and the underlying data points) comparing the yearly and quarterly percentage change in the cumulative total shareholder return (change in year-end or quarter-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2006, and ending December 31, 2010 and for the period of four quarters commencing on January 1, 2010, and ending on December 31, 2010. The Nasdaq Bank Index is prepared for Nasdaq by the Center for Research in Securities Prices at the University of Chicago. The first graph assumes that the value of the investment in Common Stock for each index was $100 on December 31, 2005 and the second graph assumes that the value of the investment in Common Stock for each index was $100 on December 31, 2009. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

5 Year Trend

Source:Bloomberg	2005	2006	2007	2008	2009	2010
Associated Banc-Corp	100.0	110.7	89.8	73.6	40.4	55.7
S&P 500	100.0	115.6	122.0	77.4	97.4	111.9
Nasdaq Bank Index	100.0	113.6	91.4	72.0	60.2	68.6

Quarterly Trend

Source:Bloomberg	4Q09	1Q10	2Q10	3Q10	4Q10
Associated Banc-Corp	100.0	125.1	111.5	120.1	138.0
S&P 500	100.0	105.4	93.4	103.9	115.0
Nasdaq Bank Index	100.0	113.7	102.8	101.5	114.1

The Stock Price Performance Graphs shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Statement on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)

		%					5-Year
		Change					Compound
		2009 to					Growth
Years Ended December 31,	2010	2010	2009	2008	2007	2006	Rate(6)

Interest income	$806,126	(17.8)%	$981,256	$1,126,709	$1,275,712	$1,279,379	(5.9)%
Interest expense	172,347	(32.5)	255,251	430,561	631,899	609,830	(16.4)

Net interest income	633,779	(12.7)	726,005	696,148	643,813	669,549	(1.2)
Provision for loan losses	390,010	(48.0)	750,645	202,058	34,509	19,056	97.4

Net interest income (loss) after provision for loan losses	243,769	N/M	(24,640)	494,090	609,304	650,493	(18.0)
Noninterest income	345,523	(1.5)	350,961	285,650	344,781	295,501	3.5
Noninterest expense	630,320	3.1	611,420	557,460	534,891	496,215	5.6

Income (loss) before income taxes	(41,028)	(85.6)	(285,099)	222,280	419,194	449,779	N/M
Income tax expense (benefit)	(40,172)	(73.8)	(153,240)	53,828	133,442	133,134	N/M

Net income (loss)	(856)	(99.4)	(131,859)	168,452	285,752	316,645	N/M
Preferred stock dividends and discount accretion	29,531	0.6	29,348	3,250	—	—	N/M

Net income (loss) available to common equity	$(30,387)	(81.2)%	$(161,207)	$165,202	$285,752	$316,645	N/M

Taxable equivalent adjustment	$23,635	(4.8)%	$24,820	$27,711	$27,259	$26,233	(1.5)%
Earnings (loss) per common share:
Basic(1)	$(0.18)	(85.7)%	$(1.26)	$1.29	$2.24	$2.40	N/M
Diluted(1)	(0.18)	(85.7)	(1.26)	1.29	2.22	2.38	N/M
Cash dividends per share(1)	0.04	(91.5)	0.47	1.27	1.22	1.14	(48.1)%
Weighted average common shares outstanding(1):
Basic	171,230	33.9	127,858	127,501	127,408	132,006	5.6
Diluted	171,230	33.9	127,858	127,775	128,374	133,035	5.4
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$12,616,735	(10.7)%	$14,128,625	$16,283,908	$15,516,252	$14,881,526	(3.7)%
Allowance for loan losses	476,813	(16.9)	573,533	265,378	200,570	203,481	18.6
Investment securities, available for sale	6,101,341	4.6	5,835,533	5,143,414	3,358,617	3,251,025	6.5
Total assets	21,785,596	(4.8)	22,874,142	24,192,067	21,592,083	20,861,384	(0.3)
Deposits	15,225,393	(9.0)	16,728,613	15,154,796	13,973,913	14,316,071	2.3
Wholesale funding	3,160,987	(0.6)	3,180,851	5,565,583	5,091,558	4,113,827	(12.1)
Stockholders’ equity	3,158,791	15.3	2,738,608	2,876,503	2,329,705	2,245,493	6.3
Book value per common share(1)	15.28	(12.3)	17.42	18.54	18.32	17.44	(2.3)
Tangible book value per common share(1)	9.77	(1.6)	9.93	10.99	10.69	10.34	(1.0)

Average Balances:
Loans	$13,186,712	(15.4)%	$15,595,636	$16,080,565	$15,132,634	$15,370,090	(1.7)%
Investment securities	5,628,405	(1.1)	5,690,968	3,707,549	3,480,831	3,825,245	3.3
Total assets	22,625,065	(4.2)	23,609,471	22,037,963	20,638,005	21,162,099	1.6
Earning assets	20,568,495	(3.6)	21,337,382	19,839,706	18,644,770	19,229,849	1.4
Deposits	16,946,301	6.2	15,959,046	13,812,072	13,741,803	13,623,703	6.3
Interest-bearing liabilities	16.304.220	(7.7)	17,659,282	17,019,832	15,886,710	16,434,947	(0.1)
Stockholders’ equity	3,183,572	9.7	2,902,911	2,423,332	2,253,878	2,279,376	8.7

Financial Ratios:(2)
Return on average equity	(0.03)%	451	(4.54)%	6.95%	12.68%	13.89%
Return on average assets	(0.00)	56	(0.56)	0.76	1.38	1.50
Efficiency ratio(3)	66.04	880	57.24	53.90	54.56	51.67
Efficiency ratio, fully taxable equivalent(3)	64.32	859	55.73	52.41	53.92	50.31
Net interest margin	3.20	(32)	3.52	3.65	3.60	3.62
Stockholders’ equity to Total assets	14.50	253	11.97	11.89	10.79	10.76
Tangible stockholders’ equity to tangible assets(4)	10.59	247	8.12	8.23	6.59	6.67
Tier 1 common equity to risk-weighted assets	12.26	441	7.85	7.90	7.88	8.17
Average equity to average assets	14.07	177	12.30	11.00	10.92	10.77
Dividend payout ratio(5)	22.22	N/M	N/M	98.45	54.46	47.50

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Change in basis points.

(3)	See Table 1A for a reconciliation of this Non-GAAP measure.

(4)	Tangible stockholders’ equity to tangible assets is stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets.

(5)	Ratio is based upon basic earnings per common share.

(6)	Base year used in 5-year compound growth rate is 2005 consolidated financial data.

N/M = Not meaningful.

TABLE 1A: RECONCILIATION OF NON-GAAP MEASURE

Years Ended December 31,	2010	2009	2008	2007	2006

Efficiency ratio(a)	66.04	57.24	53.90	54.56	51.67
Taxable equivalent adjustment	(1.59)	(1.30)	(1.41)	(1.48)	(1.37)
Asset sale gains / losses, net	(0.13)	(0.21)	(0.08)	0.84	0.01

Efficiency ratio, fully taxable equivalent(b)	64.32	55.73	52.41	53.92	50.31

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset sale gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset sale gains / losses, net).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2010 results compared to 2009. Discussion of 2009 results compared to 2008 is predominantly in section “2009 Compared to 2008.”

Overview

The Corporation is a bank holding company headquartered in Wisconsin, providing a diversified range of banking and nonbanking financial services to individuals and businesses primarily in its three-state footprint (Wisconsin, Illinois and Minnesota). The Corporation, principally through the Bank, provides a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through its nonbanking subsidiaries, the Corporation’s wealth business provides a variety of products and services to supplement the banking business including insurance, brokerage, and trust/asset management.

The Corporation’s primary sources of revenue, through the Bank, are net interest income (predominantly from loans and deposits, and also from investment securities and other funding sources), and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace.

2010 was a year of significant accomplishment for the Corporation. Progress was made in positioning the Corporation for future profitable growth by enhancing the capital position with an offering of common stock in January 2010 which raised net proceeds of approximately $478 million, improving our credit metrics, and returning the Corporation to profitability during the second half of 2010. In addition, management believes that it has appropriately addressed all of the conditions of the MOU and the Memorandum. The Corporation’s core businesses were evaluated and plans were developed to ensure the ongoing profitable growth of the Corporation. 2011 will be a year of transition as the Corporation executes strategic initiatives, including the hiring of additional talent, enhancing management reporting systems, investing in branch upgrades throughout its three state footprint, and repaying CPP to the U.S. Treasury. These ongoing investments will strengthen core businesses and position the Corporation for the future.

The Corporation’s credit ratings were downgraded by S&P and Fitch in 2009 (to BB+ at December 31, 2009). In early 2010, S&P took further action, lowering the long-term rating to BB- and Moody’s lowered its long-term rating to Baa1. The primary impact of these credit rating downgrades was that unsecured funding became constrained. In order to mitigate the increased liquidity risk associated with these downgrades, the Corporation took steps to proactively increase its cash equivalent levels during much of 2010. In late 2010, Fitch took action to raise the Corporation’s ratings to BBB- and S&P revised its outlook for the Corporation from stable to positive. These credit rating upgrades provided the Corporation with access to alternative lower cost funding. While at December 31, 2010, the Corporation’s cash position was relatively flat compared to December 31, 2009, due to improvements in our credit ratings late in 2010 (with cash equivalents of $868 million at year-end 2010 compared to cash equivalents of $821 million at year-end 2009), the average cash equivalents during 2010 were much higher (with average cash equivalents during 2010 of $2.1 billion compared to average cash equivalents during 2009 of $544 million).

Net loss available to common equity for 2010 was $30 million (compared to net loss available to common equity of $161 million for 2009) or a diluted loss per common share of $0.18 (versus a diluted loss per common share of $1.26 for 2009). Net interest income was $634 million representing a margin of 3.20% (compared to $726 million and a margin of 3.52% for 2009), and the provision for loan losses was $390 million with net charge offs to average loans of 3.69% (compared to a provision of $751 million and a net charge off ratio of 2.84% for 2009).

Total loans decreased $1.5 billion (11%) between year-end 2010 and 2009, with declines in most loan categories (including commercial loans down $1.7 billion and retail loans down $0.2 billion, while residential mortgage loans increased $0.4 billion). On average, loans declined $2.4 billion (15%) primarily in commercial loans (down $1.9 billion), while residential mortgage loans and retail loans declined $0.3 billion and $0.2 billion, respectively. For 2011, the Corporation expects mid single-digit increases in average loans, with commercial loan growth momentum building as the year progresses.

Total deposits declined $1.5 billion (9%) between year-end 2010 and 2009, consistent with the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits as well as the renewed access to alternative lower cost funding sources noted above. Interest-bearing demand deposits and money market deposits decreased (down 40% and 6%, respectively), while noninterest-bearing demand deposits and savings deposit increased (up 13% and 5%, respectively). On average, total deposits increased $1.0 billion (6%) over 2009, primarily in interest-bearing demand deposits and money market deposits, as the strategy to reduce network transaction deposits and brokered deposits was implemented primarily during the fourth quarter of 2010. For 2011, the Corporation expects modest growth in customer deposits and customer repo sweeps and a continued reduction in network transaction deposits and brokered deposits.

During 2010, the Corporation took action to significantly improve its credit metrics and address the challenges experienced during 2009. Nonaccrual loans were $574 million at December 31, 2010, a decrease of $503 million (47%) from December 31, 2009. Through a combination of loan sales and discounted payoffs (resolutions), the Corporation reduced nonaccrual loans with a net book value totaling $597 million during 2010. At December 31, 2010, the allowance for loan losses to total loans ratio was 3.78%, covering 83% of nonaccrual loans, compared to 4.06% at December 31, 2009, covering 53% of nonaccrual loans. The provision for loan losses was $390 million for 2010, with net charge offs to average loans of 3.69% (compared to a provision for loan losses of $751 million and a net charge off ratio of 2.84% for 2009). As a result of the aggressive efforts to work through credit issues during 2010, the Corporation believes it is well positioned for the future, and for 2011, a significant decrease in provision for loan losses and net charge offs is expected.

Taxable equivalent net interest income was $657.4 million for 2010, $93.4 million or 12.4% lower than 2009, including unfavorable volume/mix variances (decreasing taxable equivalent net interest income by $79.7 million) and unfavorable rate variances (decreasing taxable equivalent net interest income by $13.7 million). The net interest margin for 2010 was 3.20%, 32 bp lower than 3.52% in 2009, attributable to a 30 bp decrease in interest rate spread and a 2 bp lower contribution from net free funds. Assuming a stable rate environment, the net interest margin is expected to expand modestly in 2011, primarily in the second half of the year as projected loan growth begins to contribute more strongly to net interest income and the impact of the declining nonaccrual balances are realized, though earning assets are anticipated to remain flat due to the redeployment of investment securities into loan growth. On the funding side, we believe that the rebalancing and deposit pricing actions we took during the fourth quarter of 2010, will continue to have a positive impact on the Corporation’s net interest margin in the first quarter of 2011.

Noninterest income of $346 million in 2010 was down $5 million (2%) from 2009. Core fee-based revenue (defined as trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commission income) decreased $16 million (6%), primarily due to lower service charges on deposit accounts reflecting changes in customer behavior and recent regulatory changes. Net mortgage banking declined $8 million (19%) due to lower gains on sales of loans to the secondary market (with secondary mortgage production of $2.3 billion for 2010 compared to $3.7 billion for 2009). For 2011, core fee-based revenues are expected to face challenges related to changes in consumer behavior, the impact of recent consumer banking regulatory changes, and declines in mortgage production volume.

Noninterest expense of $630 million grew $19 million (3%) over 2009. Personnel expense was $323 million, up $19 million (6%) versus 2009, attributable to $9 million (4%) higher base salaries and commissions (principally due to merit increases between the years), an $8 million increase in performance-based incentives, and a $1 million increase in fringe benefit expenses. On average, full time equivalent employees decreased 4% between 2010 and 2009 (from 5,016 for 2009 to 4,809 for 2010). While nonpersonnel noninterest expenses on an aggregate basis were flat compared to 2009, FDIC insurance expense increased $4 million, while foreclosure / OREO expense decreased by $4 million. The efficiency ratio (defined as noninterest expense divided by “total revenue,” with total revenue calculated as the sum of taxable equivalent net interest income plus noninterest income, excluding net asset and securities gains) was 64.32% for 2010 and 55.73% for 2009. For 2011, the Corporation expects moderate increases in noninterest expenses related to strategic investments in our personnel, systems and infrastructure.

Performance Summary

The Corporation recorded a net loss of $0.9 million for the year ended December 31, 2010, compared to net loss of $131.9 million for the year ended December 31, 2009. Net loss available to common equity was $30.4 million for 2010, or a net loss of $0.18 for both basic and diluted earnings per common share. For 2009, net loss available to common equity was $161.2 million, or $1.26 for both basic and diluted earnings per common share. Earnings for 2010 were primarily impacted by the reduced provision for loan losses (resulting from nonaccrual loan sales during 2010 and a reduction in potential problem loans). Cash dividends of $0.04 per common share were paid in 2010, compared to cash dividends of $0.47 per common share paid in 2009. Key factors behind these results are discussed below.

•	Nonaccrual loans were $574 million at December 31, 2010, compared to $1.1 billion at December 31, 2009. Net charge offs were $486.7 million in 2010 (or 3.69% of average loans) compared to $442.5 million in 2009 (or 2.84% of average loans). The provision for loan losses was $390.0 million and $750.6 million, respectively, for 2010 and 2009. At year-end 2010, the allowance for loan losses represented 3.78% of total loans (covering 83% of nonaccrual loans), compared to 4.06% (covering 53% of nonaccrual loans) at year-end 2009. For additional discussion regarding charge offs and nonaccrual loans see sections, “Allowance for Loan Losses” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

•	At December 31, 2010, total loans were $12.6 billion, down 10.7% from year-end 2009, primarily in construction loans (consistent with the Corporation’s strategy of rebalancing the loan portfolio). Total deposits at December 31, 2010, were $15.2 billion, down 9.0% from year-end 2009, consistent with the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits.

•	Taxable equivalent net interest income was $657.4 million for 2010, $93.4 million or 12.4% lower than 2009. Taxable equivalent interest income decreased $176.3 million, while interest expense decreased $82.9 million. The decrease in taxable equivalent net interest income was a function of unfavorable volume/mix variances (decreasing taxable equivalent net interest income by $79.7 million), combined with unfavorable rate variances (decreasing taxable equivalent net interest income by $13.7 million). See also section, “Net Interest Income” for additional information on taxable equivalent net interest income and net interest margin.

•	The net interest margin for 2010 was 3.20%, 32 bp lower than 3.52% in 2009. The reduction in net interest margin was attributable to a 30 bp decrease in interest rate spread (the net of a 69 bp decrease in the yield on earning assets and a 39 bp decrease in the cost of interest-bearing liabilities) and a 2 bp lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

•	Noninterest income was $345.5 million for 2010, $5.4 million or 1.5% lower than 2009. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commission income) totaled $243.7 million for 2010, down $15.9 million or 6.1% from $259.6 million for 2009. Net mortgage banking income was $33.1 million for 2010, a decrease of $7.7 million from 2009, primarily attributable to lower gains on sales of mortgage loans related to the lower secondary mortgage production experienced during 2010. Asset and investment securities gains, net combined were $22.9 million for 2010 (predominantly from gains on sales of mortgage-related securities), compared to combined asset and investment securities gains of $4.7 million for 2009 (predominantly from gains on sales of mortgage-related securities, partially offset by higher losses on sales of other real estate owned). Collectively, all remaining noninterest income categories were $45.8 million, relatively unchanged compared to 2009. For additional discussion concerning noninterest income see section, “Noninterest Income.”

•	Noninterest expense for 2010 was $630.3 million, an increase of $18.9 million or 3.1% over 2009. Personnel expense increased $18.9 million and FDIC expense increased $4.4 million, while foreclosure / OREO expenses decreased $4.3 million, and collectively all remaining noninterest expense categories were down $0.1 million compared to 2009. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 64.32% for 2010 and 55.73% for 2009. For additional discussion regarding noninterest expense see section, “Noninterest Expense.”

•	Income tax benefit for 2010 was $40.2 million, compared to income tax benefit of $153.2 million for 2009. The change in income tax was primarily due to the decrease in pretax loss between the years. In addition, there was a decrease in the valuation allowance on deferred tax assets and reserve for uncertain tax positions of $5 million and $22 million in 2010 and 2009, respectively. For additional discussion concerning income tax see section, “Income Taxes.”

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (loss) (which excludes the taxable equivalent adjustment) was $633.8 million in 2010 compared to $726.0 million in 2009. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $23.6 million and $24.8 million for 2010 and 2009, respectively, resulted in fully taxable equivalent net interest income of $657.4 million in 2010 and $750.8 million in 2009.

Net interest income is the primary source of the Corporation’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, and the use of interest rate derivative financial instruments.

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2010. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Taxable equivalent net interest income of $657.4 million for 2010 was $93.4 million or 12.4% lower than 2009. The decrease in taxable equivalent net interest income was a function of unfavorable volume variances (as balance sheet changes in both volume and mix decreased taxable equivalent net interest income by $79.7 million) and unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $13.7 million). The change in mix and volume of earning assets decreased taxable equivalent interest income by $107.5 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $27.8 million, for a net unfavorable volume impact of $79.7 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $68.8 million, while changes in rates on interest-bearing liabilities lowered interest expense by $55.1 million, for a net unfavorable rate impact of $13.7 million. See additional discussion in section “Interest Rate Risk.”

The net interest margin for 2010 was 3.20%, compared to 3.52% in 2009. The 32 bp reduction in net interest margin was attributable to a 30 bp decrease in interest rate spread (the net of a 69 bp decrease in the yield on earning assets and a 39 bp decrease in the cost of interest-bearing liabilities), and a 2 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2010 and 2009.

For 2010, the yield on average earning assets of 4.03% was 69 bp lower than 2009. The yield on securities and short-term investments was down 141 bp to 2.95%, impacted by the Corporation’s excess liquidity position during most of 2010 (to mitigate the liquidity risk associated with the Corporation’s credit rating downgrade, as discussed further in section, “Liquidity”) and prepayment speeds increasing the amortization of mortgage-related investment securities purchased at a premium. Loan yields decreased 20 bp (to 4.64%), due to the higher levels of average nonaccrual loans, as well as the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. Overall, earning asset rate changes reduced interest income by $68.8 million, the combination of $34.3 million lower interest on loans and $34.5 million lower interest on securities and short-term investments.

The cost of average interest-bearing liabilities of 1.06% in 2010 was 39 bp lower than 2009. The average cost of interest-bearing deposits was 0.77% in 2010, 46 bp lower than 2009, reflecting the low rate environment and a targeted reduction of higher cost deposit products. The cost of wholesale funding (comprised of short-term borrowings and long-term funding) increased 64 bp to 2.70% for 2010, with short-term borrowings up 56 bp (primarily attributable to the lower levels of short-term borrowings and the cash flow hedges holding the interest rate on $200 million of short-term borrowings at 3.15%, see Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements for additional information on the cash flow hedge instruments) and long-term funding down 88 bp. The interest-bearing liability rate changes resulted in $55.1 million lower interest expense, with $46.1 million attributable to interest-bearing deposits and $9.0 million due to wholesale funding.

Average earning assets of $20.6 billion in 2010 were $0.8 billion (4%) lower than 2009. Average investments grew $1.6 billion, reflecting the Corporation’s increased liquidity position. Average loans decreased $2.4 billion (15%), including a $1.9 billion decrease in commercial loans, a $311 million decrease in residential mortgage loans, and a $215 million decrease in retail loans. Taxable equivalent interest income in 2010 decreased $107.5 million due to earning asset volume changes, including a decrease of $109.5 million attributable to loans, partially offset by a $2.0 million increase attributable to securities and short-term investments.

Average interest-bearing liabilities of $16.3 billion in 2010 were down $1.4 billion (8%) versus 2009. On average, interest-bearing deposits grew $777 million and average noninterest-bearing demand deposits (a principal component of net free funds) increased by $210 million. Average wholesale funding decreased $2.1 billion, the net of a $2.0 billion decrease in short-term borrowings and a $104 million decrease in long-term funding. As a percentage of total average interest-bearing liabilities, interest-bearing deposits, short-term borrowings, and long-term funding were 85%, 4%, and 11%, respectively, for 2010, compared to 74%, 15%, and 11%, respectively, for 2009. In 2010, interest expense decreased $27.8 million due to volume changes, with a $19.0 million decrease due to wholesale funding and a $8.8 million decrease from interest-bearing deposits.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2010			2009			2008

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	($ in Thousands)

ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial	$7,790,554	$339,595	4.36%	$9,673,513	$435,054	4.50%	$10,387,727	$600,079	5.78%
Residential mortgage	2,059,156	99,163	4.82	2,369,719	125,475	5.29	2,200,145	129,077	5.87
Retail	3,337,002	173,015	5.18	3,552,404	195,078	5.49	3,492,693	227,368	6.51

Total loans	13,186,712	611,773	4.64	15,595,636	755,607	4.84	16,080,565	956,524	5.95
Investment securities:(4)
Taxable	4,767,858	159,085	3.34	4,846,305	192,766	3.98	2,786,302	132,994	4.77
Tax-exempt(1)	860,547	54,264	6.31	844,663	57,277	6.78	921,247	63,574	6.90
Short-term investments	1,753,378	4,639	0.26	50,778	426	0.84	51,592	1,328	2.57

Securities and short-term investments	7,381,783	217,988	2.95	5,741,746	250,469	4.36	3,759,141	197,896	5.26

Total earning assets	$20,568,495	$829,761	4.03%	$21,337,382	$1,006,076	4.72%	$19,839,706	$1,154,420	5.82%

Allowance for loan losses	(582,881)			(380,224)			(230,450)
Cash and due from banks	331,775			492,794			418,395
Other assets	2,307,676			2,159,519			2,010,312

Total assets	$22,625,065			$23,609,471			$22,037,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$898,019	$1,176	0.13%	$880,544	$1,379	0.16%	$890,811	$4,021	0.45%
Interest-bearing demand deposits	2,780,525	6,314	0.23	2,154,745	4,794	0.22	1,752,991	15,061	0.86
Money market deposits	6,374,071	33,417	0.52	5,390,782	42,978	0.80	4,231,678	79,057	1.87
Time deposits, excluding Brokered CDs	3,251,667	60,280	1.85	3,880,878	102,490	2.64	3,957,174	148,294	3.75

Total interest-bearing deposits,
excluding Brokered CDs	13,304,282	101,187	0.76	12,306,949	151,641	1.23	10,832,654	246,433	2.27
Brokered CDs	547,328	4,836	0.88	767,424	9,233	1.20	532,805	16,873	3.17

Total interest-bearing deposits	13,851,610	106,023	0.77	13,074,373	160,874	1.23	11,365,459	263,306	2.32
Federal funds purchased and securities sold under agreements to repurchase	570,141	7,196	1.26	1,294,423	8,837	0.68	2,330,426	51,278	2.20
Other short-term borrowings	117,216	787	0.67	1,421,338	7,362	0.52	1,722,944	35,306	2.05
Long-term funding	1,765,253	58,341	3.30	1,869,148	78,178	4.18	1,601,003	80,671	5.04

Total wholesale funding	2,452,610	66,324	2.70	4,584,909	94,377	2.06	5,654,373	167,255	2.96

Total interest-bearing liabilities	$16,304,220	$172,347	1.06%	$17,659,282	$255,251	1.45%	$17,019,832	$430,561	2.53%

Noninterest-bearing demand deposits	3,094,691			2,884,673			2,446,613
Accrued expenses and other liabilities	42,582			162,605			148,186
Stockholders’ equity	3,183,572			2,902,911			2,423,332

Total liabilities and stockholders’ equity	$22,625,065			$23,609,471			$22,037,963

Net interest income and rate spread(1)		$657,414	2.97%		$750,825	3.27%		$723,859	3.29%

Net interest margin(1)			3.20%			3.52%			3.65%

Taxable equivalent adjustment		$23,635			$24,820			$27,711

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)	Federal Home Loan Bank and Federal Reserve Bank stocks have been included in the average balances.

TABLE 3: Rate/Volume Analysis(1)

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

			($ in Thousands)

Interest income:
Loans:(2)
Commercial	$(82,435)	$(13,024)	$(95,459)	$(39,094)	$(125,931)	$(165,025)
Residential mortgage	(15,564)	(10,748)	(26,312)	9,675	(13,277)	(3,602)
Retail	(11,484)	(10,579)	(22,063)	3,827	(36,117)	(32,290)

Total loans	(109,483)	(34,351)	(143,834)	(25,592)	(175,325)	(200,917)
Investment securities:
Taxable	(3,782)	(29,899)	(33,681)	97,431	(37,659)	59,772
Tax-exempt(2)	1,061	(4,074)	(3,013)	(5,209)	(1,088)	(6,297)
Short-term investments	4,700	(487)	4,213	(20)	(882)	(902)

Securities and short-term investments	1,979	(34,460)	(32,481)	92,202	(39,629)	52,573

Total earning assets(2)	$(107,504)	$(68,811)	$(176,315)	$66,610	$(214,954)	$(148,344)

Interest expense:
Savings deposits	$26	$(229)	$(203)	$(46)	$(2,596)	$(2,642)
Interest-bearing demand deposits	1,419	101	1,520	2,847	(13,114)	(10,267)
Money market deposits	6,907	(16,468)	(9,561)	17,641	(53,720)	(36,079)
Time deposits, excluding Brokered CDs	(14,872)	(27,338)	(42,210)	(2,807)	(42,997)	(45,804)

Total interest-bearing deposits, excluding Brokered CDs	(6,520)	(43,934)	(50,454)	17,635	(112,427)	(94,792)
Brokered CDs	(2,283)	(2,114)	(4,397)	5,517	(13,157)	(7,640)

Total interest-bearing deposits	(8,803)	(46,048)	(54,851)	23,152	(125,584)	(102,432)
Federal funds purchased and securities sold under agreements to repurchase	(6,612)	4,971	(1,641)	(16,634)	(25,807)	(42,441)
Other short-term borrowings	(8,266)	1,691	(6,575)	(5,304)	(22,640)	(27,944)
Long-term funding	(4,154)	(15,683)	(19,837)	12,371	(14,864)	(2,493)

Total wholesale funding	(19,032)	(9,021)	(28,053)	(9,567)	(63,311)	(72,878)

Total interest-bearing liabilities	$(27,835)	$(55,069)	$(82,904)	$13,585	$(188,895)	$(175,310)

Net interest income(2)	$(79,669)	$(13,742)	$(93,411)	$53,025	$(26,059)	$26,966

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2010 Average				2009 Average				2008 Average

		% of				% of				% of
		Earning	Yield /			Earning	Yield /			Earning	Yield /
	Balance	Assets	Rate		Balance	Assets	Rate		Balance	Assets	Rate

					($ in Thousands)

Total loans	$13,186,712	64.1%	4.64%		$15,595,636	73.1%	4.84%		$16,080,565	81.1%	5.95%
Securities and short-term investments	7,381,783	35.9%	2.95%		5,741,746	26.9%	4.36%		3,759,141	18.9%	5.26%

Earning assets	$20,568,495	100.0%	4.03%		$21,337,382	100.0%	4.72%		$19,839,706	100.0%	5.82%

Financed by:
Interest-bearing funds	$16,304,220	79.3%	1.06%		$17,659,282	82.8%	1.45%		$17,019,832	85.8%	2.53%
Noninterest-bearing funds	4,264,275	20.7%			3,678,100	17.2%			2,819,874	14.2%

Total funds sources	$20,568,495	100.0%	0.84%		$21,337,382	100.0%	1.20%		$19,839,706	100.0%	2.17%

Interest rate spread			2.97%				3.27%				3.29%
Contribution from net free funds			0.23%				0.25%				0.36%

Net interest margin			3.20%				3.52%				3.65%

Average prime rate*			3.25%				3.25%				5.08%
Average federal funds rate*			0.18%				0.17%				1.75%
Average spread			307	bp			308	bp			333	bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

			Dollar	Percent
	2010	2009	Change	Change

	($ in Thousands)

ASSETS
Loans:
Commercial	$7,790,554	$9,673,513	$(1,882,959)	(19.5)%
Residential mortgage	2,059,156	2,369,719	(310,563)	(13.1)
Retail	3,337,002	3,552,404	(215,402)	(6.1)

Total loans	13,186,712	15,595,636	(2,408,924)	(15.4)
Investment securities:
Taxable	4,767,858	4,846,305	(78,447)	(1.6)
Tax-exempt	860,547	844,663	15,884	1.9
Short-term investments	1,753,378	50,778	1,702,600	N/M

Securities and short-term investments	7,381,783	5,741,746	1,640,037	28.6

Total earning assets	20,568,495	21,337,382	(768,887)	(3.6)
Other assets	2,056,570	2,272,089	(215,519)	(9.5)

Total assets	$22,625,065	$23,609,471	$(984,406)	(4.2)%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$898,019	$880,544	$17,475	2.0%
Interest-bearing demand deposits	2,780,525	2,154,745	625,780	29.0
Money market deposits	6,374,071	5,390,782	983,289	18.2
Time deposits, excluding Brokered CDs	3,251,667	3,880,878	(629,211)	(16.2)

Total interest-bearing deposits, excluding Brokered CDs	13,304,282	12,306,949	997,333	8.1
Brokered CDs	547,328	767,424	(220,096)	(28.7)

Total interest-bearing deposits	13,851,610	13,074,373	777,237	5.9
Short-term borrowings	687,357	2,715,761	(2,028,404)	(74.7)
Long-term funding	1,765,253	1,869,148	(103,895)	(5.6)

Total interest-bearing liabilities	16,304,220	17,659,282	(1,355,062)	(7.7)
Noninterest-bearing demand deposits	3,094,691	2,884,673	210,018	7.3
Accrued expenses and other liabilities	42,582	162,605	(120,023)	(73.8)
Stockholders’ equity	3,183,572	2,902,911	280,661	9.7

Total liabilities and stockholders’ equity	$22,625,065	$23,609,471	$(984,406)	(4.2)%

Provision for Loan Losses

The provision for loan losses in 2010 was $390.0 million, compared to $750.6 million and $202.1 million for 2009 and 2008, respectively. Net charge offs were $486.7 million for 2010, compared to $442.5 million for 2009 and $137.3 million for 2008. Net charge offs as a percent of average loans were 3.69%, 2.84%, and 0.85% for 2010, 2009, and 2008, respectively. At December 31, 2010, the allowance for loan losses was $476.8 million. In comparison, the allowance for loan losses was $573.5 million at December 31, 2009, and $265.4 million at December 31, 2008. The ratio of the allowance for loan losses to total loans was 3.78%, 4.06%, and 1.63% at December 31, 2010, 2009, and 2008, respectively. Nonaccrual loans at December 31, 2010, were $574 million, compared to $1.1 billion at December 31, 2009, and $327 million at December 31, 2008, representing 4.55%, 7.63%, and 2.01% of total loans, respectively.

The provision for loan losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections, “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest Income

Noninterest income was $345.5 million for 2010, down $5.4 million or 1.5% from 2009. Core fee-based revenue (as defined in Table 6 below) was $243.7 million for 2010, a decrease of $15.9 million or 6.1% versus 2009. Net mortgage banking income was $33.1 million compared to $40.9 million for 2009. Net gains / losses on investment securities and asset sales combined were $22.9 million for 2010, a favorable change of $18.2 million versus 2009. All other noninterest income categories combined were $45.8 million, relatively flat compared to 2009. “Fee income” (defined in Table 6 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 32.9% for 2010 compared to 31.6% for 2009.

TABLE 6: Noninterest Income

	Years Ended December 31,			Change From Prior Year

				$ Change	% Change	$ Change	% Change
	2010	2009	2008	2010	2010	2009	2009
	($ in Thousands)

Trust service fees	$37,853	$36,009	$38,420	$1,844	5.1%	$(2,411)	(6.3)%
Service charges on deposit accounts	96,740	116,918	118,368	(20,178)	(17.3)	(1,450)	(1.2)
Card-based and other nondeposit fees	47,850	45,977	48,540	1,873	4.1	(2,563)	(5.3)
Retail commission income	61,256	60,678	62,588	578	1.0	(1,910)	(3.1)

Core fee-based revenue	243,699	259,582	267,916	(15,883)	(6.1)	(8,334)	(3.1)
Mortgage banking income	59,145	67,277	37,566	(8,132)	(12.1)	29,711	79.1
Mortgage servicing rights expense	26,009	26,395	22,882	(386)	(1.5)	3,513	15.4

Mortgage banking, net	33,136	40,882	14,684	(7,746)	(18.9)	26,198	178.4
Capital market fees, net	6,072	5,536	7,390	536	9.7	(1,854)	(25.1)
Bank owned life insurance (“BOLI”) income	15,761	16,032	19,804	(271)	(1.7)	(3,772)	(19.0)
Other	23,942	24,226	30,065	(284)	(1.2)	(5,839)	(19.4)

Subtotal (“fee income”)	322,610	346,258	339,859	(23,648)	(6.8)	6,399	1.9
Asset sale losses, net	(2,004)	(4,071)	(1,668)	2,067	(50.8)	(2,403)	N/M
Investment securities gains (losses), net	24,917	8,774	(52,541)	16,143	N/M	61,315	N/M

Total noninterest income	$345,523	$350,961	$285,650	$(5,438)	(1.5)%	$65,311	22.9%

N/M = not meaningful

Trust service fees for 2010 were $37.9 million, up $1.8 million (5.1%) from 2009, primarily due to asset management fees on higher account balances as stock market performance improved in 2010. The market value of assets under management at December 31, 2010, was $5.7 billion compared to $5.3 billion at December 31, 2009.

Service charges on deposit accounts were $96.7 million, $20.2 million (17.3%) lower than 2009. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $21.2 million to $58.7 million), due to changes in customer behavior, recent regulatory changes, and overdraft policy changes.

Card-based and other nondeposit fees were $47.9 million for 2010, an increase of $1.9 million (4.1%) from 2009, principally due to higher interchange, letter of credit, and other commercial loan servicing fees. Retail commission income (which includes the commissions from insurance and brokerage product sales) was $61.3 million for 2010, up $0.6 million (1.0%) compared to 2009, including higher brokerage and variable annuity commissions (up $3.3 million to $13.1 million on a combined basis), partially offset by lower fixed annuity commissions (down $2.5 million) and lower insurance commissions (down $0.2 million).

Net mortgage banking income for 2010 was $33.1 million, down $7.7 million compared to 2009. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees, and fair value marks on the mortgage derivatives (collectively “gains on sales and related income”)) was $59.1 million in 2010, a decrease of $8.1 million (12.1%) compared to 2009. This $8.1 million decrease between 2010 and 2009 was primarily attributable to lower volume of loans sold to the secondary market, resulting in lower gains on sales and related income (down $7.6 million). Secondary mortgage production was $2.3 billion for 2010, compared to $3.7 billion for 2009.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $26.0 million for 2010 compared to $26.4 million for 2009, with a $3.7 million decrease to the valuation reserve (comprised of a $3.1 million addition to the valuation reserve in 2010, compared to a $6.8 million addition to the valuation reserve during 2009) and $3.3 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2010, the net mortgage servicing rights asset was $63.9 million, representing 86 bp of the $7.5 billion portfolio of residential mortgage loans serviced for others, compared to a net mortgage servicing rights asset of $63.8 million, representing 83 bp of the $7.7 billion mortgage portfolio serviced for others at December 31, 2009. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $6.1 million, an increase of $0.5 million (9.7%) compared to 2009, due to a $0.2 million increase in interest rate risk related fees, combined with a $0.3 million increase in foreign currency related fees. BOLI income was $15.8 million, down $0.3 million (1.7%) from 2009, primarily due to the lower interest rates on the underlying assets of the BOLI investment. Other income was $23.9 million, a decrease of $0.3 million (1.2%) versus 2009, with small decreases in various other noninterest income categories.

Net asset sale losses were $2.0 million for 2010 (primarily due to losses on sales of other real estate owned, partially offset by gains on the sale of educational loans to the U.S. Department of Education), compared to net asset sale losses of $4.1 million for 2009 (primarily due to losses on sales of other real estate owned). Net investment securities gains of $24.9 million for 2010 were attributable to gains of $28.9 million on the sale of residential mortgage-related, federal agency, and municipal securities, partially offset by a $0.1 million loss on the sale of municipal securities and $3.9 million of credit-related other-than-temporary write-downs (including a $3.0 million write-down on trust preferred debt securities, a $0.1 million write-down on a non-agency mortgage-related security, and a $0.8 million write-down on various equity securities). Net investment securities gains of $8.8 million for 2009 were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of mortgage-related securities and $2.9 million of credit-related other-than-temporary write-downs (including a $2.0 million write-down on a trust preferred debt security, a $0.4 million write-down on a non-agency mortgage-related security, and a $0.5 million write-down on various equity securities). For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Investment Securities,” of the notes to consolidated financial statements.

Noninterest Expense

Noninterest expense for 2010 was $630.3 million, an increase of $18.9 million or 3.1% over 2009. Personnel expense increased $18.9 million and FDIC expense increased $4.4 million, while foreclosure / OREO expense decreased $4.3 million and collectively all other noninterest expenses were down $0.1 million compared to 2009.

TABLE 7: Noninterest Expense

	Years Ended December 31,			Change From Prior Year

				$ Change	% Change	$ Change	% Change
	2010	2009	2008	2010	2010	2009	2009
			($ in Thousands)

Personnel expense	$323,249	$304,390	$309,478	$18,859	6.2%	$(5,088)	(1.6)%
Occupancy	49,937	49,341	50,461	596	1.2	(1,120)	(2.2)
Equipment	18,371	18,385	19,123	(14)	(0.1)	(738)	(3.9)
Data processing	29,714	30,893	30,451	(1,179)	(3.8)	442	1.5
Business development and advertising	18,385	18,033	21,400	352	2.0	(3,367)	(15.7)
Other intangible asset amortization expense	4,919	5,543	6,269	(624)	(11.3)	(726)	(11.6)
Legal and professional fees	20,439	19,562	14,566	877	4.5	4,996	34.3
Foreclosure / OREO expense	33,844	38,129	13,685	(4,285)	(11.2)	24,444	178.6
FDIC expense	46,377	41,934	2,524	4,443	10.6	39,410	N/M
Stationery and supplies	5,575	6,128	7,674	(553)	(9.0)	(1,546)	(20.1)
Courier expense	4,275	4,691	6,153	(416)	(8.9)	(1,462)	(23.8)
Postage expense	5,887	7,122	7,702	(1,235)	(17.3)	(580)	(7.5)
Other	69,348	67,269	67,974	2,079	3.1	(705)	(1.0)

Total noninterest expense	$630,320	$611,420	$557,460	$18,900	3.1%	$53,960	9.7%

Personnel expense to Total noninterest expense	51.3%	49.8%	55.5%
N/M = not meaningful

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $323.2 million for 2010, up $18.9 million (6.2%) from 2009. Average full-time equivalent employees were 4,809 for 2010, down 4.1% from 5,016 for 2009, while at December 31, 2010, full-time equivalent employees were 4,894, up 2.3% compared to 4,784 at December 31, 2009 (reflecting investments in additional talent during the second half of 2010). Salary-related expenses increased $18.2 million (7.4%). This increase was primarily due to increased compensation and commissions (up $9.2 million or 4.1%, including merit increases between the years) combined with higher performance-based incentives (up $8.0 million). Fringe benefit expenses increased $0.7 million (1.2%), primarily attributable to higher benefit plan expenses related to the increased compensation expense.

Nonpersonnel noninterest expenses on a combined basis were $307.1 million, relatively flat compared to $307.0 million for 2009, with a shift in the mix of certain noninterest expense components. Other intangible asset amortization expense decreased $0.6 million (11.3%), attributable to the full amortization of certain intangible assets during 2009 and 2010. FDIC expense increased $4.4 million with a change in the components as 2010 expense reflected a deposit insurance rate increase and a larger assessable deposit base. Legal and professional expense of $20.4 million increased $0.9 million (4.5%), primarily due to higher legal and other professional consultant costs related to corporate projects initiated in 2010. Foreclosure / OREO expenses of $33.8 million decreased $4.3 million, primarily due to a decline in OREO write-downs. Other expense of $69.3 million increased $2.1 million (3.1%) from 2009, with 2010 including a $3.2 million early termination penalty on the repayment of

$230 million in long-term funding, an increase of $3.2 million to the reserve for losses on unfunded commitments, and an increase of $7 million related to certain ongoing legal matters, while 2009 included a $10.5 million increase to the reserve for losses on unfunded commitments.

Income Taxes

The Corporation recognized an income tax benefit of $40.2 million for 2010 compared to an income tax benefit of $153.2 million for 2009. The change in income tax was primarily due to the level of pretax loss between the years. During 2010, the Corporation recorded a $5 million net decrease in the reserve for uncertain tax positions related to the settlement of a tax issue and the expiration of various statutes of limitations, while during 2009, the Corporation recorded a $22 million net decrease in the valuation allowance on deferred tax assets and reserve for uncertain tax positions related to changes to state deferred tax assets as a result of changes in state tax legislation.

See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section “Critical Accounting Policies.” Income tax expense recorded in the consolidated statements of income (loss) involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for more information.

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

Loans

Total loans were $12.6 billion at December 31, 2010, a decrease of $1.5 billion or 10.7% from December 31, 2009. Commercial loans decreased $1.7 billion (19.5%) to represent 55% of total loans at the end of 2010, compared to 62% at year-end 2009. Retail loans were $3.2 billion, down $0.2 billion (5.9%) and represented 26% of total loans compared to 24% at December 31, 2009, while residential mortgage loans increased $0.4 billion (20.4%) to represent 19% of total loans at December 31, 2010 and 14% at December 31, 2009.

TABLE 8: Loan Composition

	As of December 31,

	2010		2009		2008		2007		2006

		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

	($ in Thousands)

Commercial and industrial	$3,049,752	24%	$3,450,632	24%	$4,388,691	27%	$4,281,091	28%	$3,677,573	24%
Commercial real estate	3,389,213	27	3,817,066	27	3,566,551	22	3,635,365	23	3,789,480	25
Real estate construction	553,069	4	1,397,493	10	2,260,888	13	2,260,766	14	2,047,124	14
Lease financing	60,254	—	95,851	1	122,113	1	108,794	1	81,814	1

Total commercial	7,052,288	55	8,761,042	62	10,338,243	63	10,286,016	66	9,595,991	64
Home equity	2,523,057	20	2,546,167	18	2,883,317	18	2,269,122	15	2,164,758	15
Installment	695,383	6	873,568	6	827,303	5	841,136	5	915,747	6

Total retail	3,218,440	26	3,419,735	24	3,710,620	23	3,110,258	20	3,080,505	21
Residential mortgage	2,346,007	19	1,947,848	14	2,235,045	14	2,119,978	14	2,205,030	15

Total loans	$12,616,735	100%	$14,128,625	100%	$16,283,908	100%	$15,516,252	100%	$14,881,526	100%

Farmland	$36,741	1%	$47,514	1%	$57,242	1%	$59,590	1%	$59,220	2%
Multi-family	485,977	14	543,936	14	496,059	14	534,679	15	654,238	17
Owner occupied(a)	1,049,798	31	1,198,075	32	1,239,139	35	1,293,217	36
Non-owner occupied(a)	1,816,697	54	2,027,541	53	1,774,111	50	1,747,879	48	3,076,022	81

Commercial real estate	$3,389,213	100%	$3,817,066	100%	$3,566,551	100%	$3,635,365	100%	$3,789,480	100%

1-4 family construction(b)	$96,296	17%	$251,307	18%	$423,137	19%	$486,383	22%
All other construction(b)	456,773	83	1,146,186	82	1,837,751	81	1,774,383	78

Real estate construction	$553,069	100%	$1,397,493	100%	$2,260,888	100%	$2,260,766	100%	$2,047,124	100%

(a)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006.

(b)	A break-down between 1-4 family and all other real estate construction is not available for 2006.

During 2010, the Corporation undertook a comprehensive risk appetite and portfolio shaping analysis. Long-term goals were established for the composition of the loan portfolio relative to the retail, commercial and industrial, and commercial real estate portfolio guidelines. These guidelines are designed to create balance and diversification in our portfolio and are regularly monitored to manage the Corporation’s credit risk profile.

Commercial loans are generally viewed as having more inherent risk of default than residential mortgage or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage and retail loans, inferring higher potential losses on an individual customer basis. Commercial loans declined during 2010 as loan demand remained weak given the continued economic uncertainties and the Corporation further responded to the stricter credit environment (particularly in commercial real estate and real estate construction) through nonaccrual loan sales, discounted resolutions, and loan restructurings.

Commercial and industrial loans were $3.0 billion at the end of 2010, down $401 million (11.6%) since year-end 2009, and comprised 24% of total loans outstanding at both year-end 2010 and year-end 2009. The commercial and industrial loan classification primarily consists of commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Within the commercial and industrial classification, loans to finance agricultural production totaled less than 0.5% of total loans for all periods presented. During the second half of 2010, the Corporation created a specialized financial services group to capitalize on opportunities in targeted industry segments (e.g., insurance, mortgage warehouse, public funds, healthcare, financial institutions, power, oil and gas). While it will take some time to build this group’s business, the Corporation believes this focused approach to these segments will provide an opportunity for diversified growth.

Commercial real estate primarily includes commercial-based loans that are secured by multifamily properties and nonfarm/nonresidential real estate properties. Commercial real estate totaled $3.4 billion at December 31, 2010, down $428 million (11.2%) from December 31, 2009, and comprised 27% of total loans, unchanged from year-end 2009. Commercial real estate loans involve borrower characteristics similar to those discussed for commercial and industrial loans and real estate construction projects. Loans of this type are mainly secured by commercial income properties or multifamily projects. Credit risk is managed in a similar manner to commercial and industrial loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.

Real estate construction loans declined $844 million (60.4%) to $553 million, representing 4% of the total loan portfolio at the end of 2010, compared to 10% at the end of 2009. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances. Challenges in the real estate loan portfolio arose primarily from concentration risks (i.e., hold positions, product types, and geography). Subsequently, the Corporation has put in place guidelines to mitigate the concentration risks. These policies and concentration guidelines are regularly reviewed by management and the Board.

The Corporation’s current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum LTV, requirements for pre-leasing and / or presales, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land which has a 50% LTV maximum. The Corporation’s LTV guidelines are in compliance with regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts include interest reserves, which are built into the loans and sized to fund loan payments through construction and lease up and / or sell out.

Retail loans totaled $3.2 billion at December 31, 2010, down $201 million (5.9%) compared to 2009, and represented 26% of the 2010 year-end loan portfolio versus 24% at year-end 2009. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines, as well as home equity loans, some of which are first lien positions, while installment loans consist of educational loans, as well as short-term and other personal installment loans. The Corporation had $496 million and $615 million of education loans at December 31, 2010 and 2009, respectively, the majority of which are government guaranteed. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential mortgage loans totaled $2.3 billion at the end of 2010, up $398 million (20.4%) from the prior year and comprised 19% of total loans outstanding at December 31, 2010 and 14% at December 31, 2009. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, nearly all of the Corporation’s fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. However, during the second half of 2010, the Corporation made a decision to change its practice and began retaining 15-year, fixed-rate residential real estate mortgages in its loan portfolio. As a result, approximately $500 million of 15-year, fixed-rate residential real estate mortgage loans were retained by the Corporation in 2010. The Corporation plans to retain an additional $500 million in 2011.

The Corporation’s underwriting and risk-based pricing guidelines for consumer-related real estate loans consist of a combination of both borrower FICO (credit score) and the loan-to-value (“LTV”) of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 85% for customers with FICO scores exceeding 710, and 75% LTV for all other customers. The average FICO score for new home equity production in 2010 was 783, compared to 764 in 2009, 765 in 2008, 750 in 2007, and 739 in 2006. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans. However, the Corporation has several areas of larger exposures (less than 10% of total loans) which are being closely monitored, such as $426 million of commercial and industrial leveraged loans, $315 million of residential and land development loans, and $110 million of broker generated home equity loans.

TABLE 9: Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)

December 31, 2010	Within 1 Year(2)	1-5 Years	After 5 Years	Total

	($ in Thousands)

Commercial and industrial	$2,409,511	$498,460	$141,781	$3,049,752
Real estate construction	441,234	97,957	13,878	553,069

Total	$2,850,745	$596,417	$155,659	$3,602,821

Fixed rate	$665,396	$402,831	$125,703	$1,193,930
Floating or adjustable rate	2,185,349	193,586	29,956	2,408,891

Total	$2,850,745	$596,417	$155,659	$3,602,821

Percent by maturity distribution	79%	17%	4%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

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

The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 8 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.

At December 31, 2010, the allowance for loan losses was $476.8 million, compared to $573.5 million at December 31, 2009 and $265.4 million at December 31, 2008. The allowance for loan losses to total loans was 3.78%, 4.06%, and 1.63% at December 31, 2010, 2009 and 2008, respectively, and the allowance for loan losses covered 83%, 53% and 81% of nonaccrual loans at December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the Corporation had $654 million of impaired loans with an allowance for loan losses allocation of $144 million, while at December 31, 2009, the Corporation had $1.1 billion of impaired loans with an allowance for loan losses allocation of $159 million. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonperforming loan coverage ratio. Management’s allowance methodology includes an impairment analysis on specifically identified loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall appropriate level of the allowance for loan losses. Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. Finally, the provision for loan losses, a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. Based on management’s assessment of the appropriate level of the allowance for loan losses given the changes in credit quality metrics, a provision for loan losses of $390.0 million was recognized for 2010, compared to a provision for loan losses of $750.6 million for 2009 and a provision for loan losses of $202.1 million for 2008.

The weakness in the economy during 2009 and into 2010, particularly in the commercial real estate markets, has been evidenced by an approximately 27% decline in average commercial real estate values in the Midwest since the beginning of 2008. Commercial real estate values in the Midwest began to decline in 2008 (down 9-10%) primarily in the fourth quarter of 2008, continued to decline in 2009 (down 20%), and started to show some improvement late in 2010 (up 3-5%). During 2008, vacancy rates for office and retail properties began to increase, up 20-25% by year end 2009 and began to show small improvements by year end 2010, down 2-5%, causing commercial real estate buyers during this period to increase their required rates of return (i.e., capitalization rates) due to the higher cash flow risk, putting downward pressure on commercial real estate values. The value declines in later 2008 and throughout 2009 led to a significant decrease in sales of commercial real estate properties, which on a national level totaled approximately $150 billion in 2008, declining to approximately $50 billion in 2009 and improving to approximately $120 billion in 2010, indicating the high level of illiquidity that existed during this period. Residential real estate markets have also been weak across the Midwest as average property values have declined approximately 5% in Wisconsin and over 10% in both Minnesota and Illinois since the beginning of 2008, with the majority of that decline coming during 2008 and 2009. Finally, as a measure of overall weakness across the Midwestern economy, unemployment rates have increased significantly in each of our footprint states (Wisconsin up 70% to 7.5%, Minnesota up 49% to 7.0%, and Illinois up 69% to 9.3%) since the beginning of 2008. In a challenging real estate market, such as currently exists as described above, the value of the collateral securing the loans has become one of the most important factors in determining the appropriate amount of allowance for estimated loan losses to record at the balance sheet date.

During 2010, the Corporation took action to significantly improve its credit metrics and address the challenges experienced during 2009 (as discussed above). Nonaccrual loans were $574 million (representing 4.55% of total loans) at December 31, 2010, compared to $1.1 billion (representing 7.63% of total loans) at December 31, 2009, a decrease of $503 million (47%). Through a combination of loan sales and discounted payoffs (resolutions), the Corporation reduced nonaccrual loans with a net book value of $597 million during 2010. Sales of nonaccrual loans and discounted payoffs resulted in $189 million of net charge offs at the time of sale. In addition, during 2010 prior to the sale, the Corporation recognized an additional $115 million of net charge offs on these loans. Loans past due 30-89 days decreased to $120 million at year-end 2010, a reduction of over 50% from year-end 2009. Potential problem loans decreased $632 million (40%) to $964 million at December 31, 2010. As a result of the actions taken during 2010, the Corporation experienced elevated levels of net charge offs, though the provision for loan losses was down compared to the prior year.

During 2009, as the credit environment eroded, the Corporation experienced a corresponding deterioration in its credit quality metrics related to the economic trends discussed above. During the year, collateral values were generally declining at an unprecedented rate, which led the Corporation to perform a deeper review of all larger collateral dependent loans, resulting in an increase in impairment, reserves and charge offs during 2009. More specifically, this activity resulted in additional loans being added to the nonaccrual category based on concerns of collectability. In addition to the work performed by credit management, an independent internal review was performed and the Corporation retained a third party valuation advisor to assist in validating collateral valuation estimates. In addition to the collateral value declines in commercial real estate and real estate construction, the Corporation experienced higher loss content on many commercial and industrial loans during 2009, particularly on loans that were enterprise value-based or related to the housing industry. As a result, the Corporation concluded that a significant increase in the allowance for loan losses was appropriate which led to a large increase in the level of provision for loan losses and charge offs in 2009.

Gross charge offs were $528.5 million for 2010, $452.2 million for 2009, and $145.8 million for 2008, while recoveries for the corresponding periods were $41.8 million, $9.7 million, and $8.5 million, respectively. As a result, net charge offs were $486.7 million or 3.69% of average loans for 2010, compared to $442.5 million or 2.84% of average loans for 2009, and $137.3 million or 0.85% of average loans for 2008 (see Table 10). The 2010 increase in net charge offs of $44 million was comprised of a $46 million increase in commercial net charge offs, and a $2 million decrease in retail and residential mortgage net charge offs. The 2010 increase in commercial net charge offs was mainly attributable to the sale or other resolution of nonaccrual loans with a net book value of $597 million, resulting in $189 million of charge offs at the time of sale (primarily in commercial real estate and real estate construction). In addition, during 2010 prior to the sale, the Corporation recognized an additional $115 million of net charge offs on these loans. For 2010, 86% of net charge offs came from commercial loans (and commercial loans represented 55% of total loans at year-end 2010), compared to 84% for 2009 and 79% for 2008. The continued elevated levels of retail home equity and residential mortgage net charge offs was primarily due to the uncertain economic conditions and a weak housing market. For 2010, retail loans (which represent 26% of total loans at year-end 2010) accounted for 11% of net charge offs, down from 13% for 2009 and 19% for 2008. Residential mortgages (representing 19% of total loans at year-end 2010) accounted for 3% of 2010 net charge offs, compared to 3% and 2% for 2009 and 2008, respectively. Gross charge offs of retail and residential mortgage loans have been rising over the past three years, although moderating in 2010, as uncertain economic conditions (unemployment, higher energy prices, rising health care costs, weak housing market), have been impacting the consumer’s borrowing behavior and ability to pay back debt, while recoveries on these loans have remained relatively low. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

	Years Ended December 31,

	2010				2009				2008				2007				2006
	($ in Thousands)

Allowance for loan losses, at beginning of year	$573,533				$265,378				$200,570				$203,481				$203,404
Balance related to acquisitions	—				—				—				2,991				—
Provision for loan losses	390,010				750,645				202,058				34,509				19,056
Loans charged off:
Commercial and industrial*	121,179				161,260				45,207				21,574				9,562
Commercial real estate*	117,401				57,288				12,932				4,427				1,918
Real estate construction*	204,728				157,752				55,782				2,559				1,287
Lease financing	11,081				1,575				599				150				140

Total commercial*	454,389				377,875				114,520				28,710				12,907
Home equity	51,132				49,674				20,011				9,732				8,251
Installment	9,787				10,364				7,546				6,501				7,005

Total retail	60,919				60,038				27,557				16,233				15,256
Residential mortgage	13,184				14,293				3,749				2,306				2,344

Total loans charged off*	528,492				452,206				145,826				47,249				30,507
Recoveries of loans previously charged off:
Commercial and industrial	20,609				5,583				6,000				3,595				5,489
Commercial real estate	10,449				1,049				391				804				3,148
Real estate construction	6,040				555				73				252				—
Lease financing	25				5				29				26				23

Total commercial	37,123				7,192				6,493				4,677				8,660
Home equity	2,733				884				384				386				370
Installment	1,669				1,525				1,386				1,530				1,559

Total retail	4,402				2,409				1,770				1,916				1,929
Residential mortgage	237				115				313				245				939

Total recoveries	41,762				9,716				8,576				6,838				11,528

Total net charge offs*	486,730				442,490				137,250				40,411				18,979

Allowance for loan losses, at end of year	$476,813				$573,533				$265,378				$200,570				$203,481

Ratios at end of year:
Allowance for loan losses to total loans	3.78%				4.06%				1.63%				1.29%				1.37%
Allowance for loan losses to net charge offs	1.0	x			1.3	x			1.9	x			5.0	x			10.7	x

Net loan charge offs (recoveries):			(A	)			(A	)			(A	)			(A	)			(A )
Commercial and industrial*	$100,570		330		$155,677		401		$39,207		90		$17,979		46		$4,073		12
Commercial real estate*	106,952		295		56,239		150		12,541		35		3,623		10		(1,230)		(3)
Real estate construction*	198,688		N/M		157,197		816		55,709		238		2,307		11		1,287		6
Lease financing	11,056		N/M		1,570		144		570		47		124		14		117		16

Total commercial*	417,266		536		370,683		383		108,027		104		24,033		25		4,247		4
Home equity	48,399		195		48,790		181		19,627		74		9,346		43		7,881		37
Installment	8,118		95		8,839		103		6,160		74		4,971		57		5,446		57

Total retail	56,517		169		57,629		162		25,787		74		14,317		47		13,327		43
Residential mortgage	12,947		63		14,178		60		3,436		16		2,061		9		1,405		5

Total net charge offs*	$486,730		369		$442,490		284		$137,250		85		$40,411		27		$18,979		12

* Charge offs for the year ended December 31, 2010, include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.

(A) — Ratio of net charge offs to average loans by loan type in basis points.
N/M = not meaningful
Commercial real estate and Real estate construction net charge off detail:
Farmland	$377		89		$146		28		$74		13		$1		—		$42		7
Multi-family	13,516		256		6,225		119		1,116		22		59		1		(144)		(2)
Owner occupied(a)	20,563		183		7,352		58		4,630		37		3,317		24
Non-owner occupied(a)	72,496		377		42,516		224		6,721		38		246		1		(1,128)		(4)

Commercial real estate	$106,952		295		$56,239		150		$12,541		35		$3,623		10		$(1,230)		(3)

1-4 family construction(b)	$41,748		N/M		$38,662		748		$21,723		178		$1,692		4
All other construction(b)	156,940		N/M		118,535		N/M		33,986		495		615		31		1,287

Real estate construction	$198,688		N/M		$157,197		816		$55,709		238		$2,307		11		$1,287		6

(a)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006.

(b)	A break-down between 1-4 family and all other real estate construction is not available for 2006.

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,

	2010		2009		2008		2007		2006
	($ in Thousands)

Allowance allocation:		(A )		(A )		(A )		(A )		(A )
Commercial & industrial	$137,770	4.52%	$196,637	5.70%	$103,198	2.35%	$67,941	1.59%	$88,112	2.40%
Commercial real estate	165,584	4.89	162,437	4.26	58,202	1.63	71,172	1.96	65,949	1.74
Real estate construction	56,772	10.26	118,708	8.49	65,991	2.92	24,084	1.07	17,267	0.84
Lease financing	7,396	12.27	8,303	8.66	777	0.64	732	0.67	708	0.87

Total commercial	367,522	5.21	486,085	5.55	228,168	2.21	163,929	1.59	172,036	1.79
Home equity	55,090	2.18	43,783	1.72	20,175	0.70	20,045	0.88	10,452	0.48
Installment	17,328	2.49	11,298	1.29	6,585	0.80	5,353	0.64	10,584	1.16

Total retail	72,418	2.25	55,081	1.61	26,760	0.72	25,398	0.82	21,036	0.68
Residential mortgage	36,873	1.57	32,367	1.66	10,450	0.47	11,243	0.53	10,409	0.47

Total allowance for loan losses	$476,813	3.78%	$573,533	4.06%	$265,378	1.63%	$200,570	1.29%	$203,481	1.37%

	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )
Commercial & industrial	29%	24%	34%	24%	39%	27%	34%	28%	43%	24%
Commercial real estate	35	27	28	27	22	22	35	23	33	25
Real estate construction	12	4	21	10	25	13	12	14	9	14
Lease financing	1	—	2	1	—	1	—	1	—	1

Total commercial	77	55	85	62	86	63	81	66	85	64
Home equity	11	20	8	18	8	18	10	15	5	15
Installment	4	6	2	6	2	5	3	5	5	6

Total retail	15	26	10	24	10	23	13	20	10	21
Residential mortgage	8	19	5	14	4	14	6	14	5	15

Total allowance for loan losses	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(A)	Allowance for loan losses category as a percentage of total loans by category.

(B)	Allowance for loan losses category as a percentage of total allowance for loan losses.

(C)	Total loans by category as a percentage of total loans.

Determining the appropriate level of the allowance for loan losses is a function of evaluating many factors, including but not limited to, changes in the loan portfolio (see Table 8), net charge offs (see Table 10), nonperforming assets (see Table 12), and evaluating specific credits. Growth and mix of loans impacts the overall inherent risk characteristics of the loan portfolio (see section “Loans” which discusses credit risks related to the different loan types). Total loans were $12.6 billion at December 31, 2010, down $1.5 billion or 10.7% from December 31, 2009, including a change in the mix of loans. Retail loans grew to represent 26% of total loans (compared to 24% and 23% at year-end 2009 and year-end 2008, respectively), while commercial loans decreased to represent 55%, 62%, and 63% of total loans at December 31, 2010, 2009, and 2008, respectively (primarily due to a decrease in real estate construction loans, which declined to represent 4% of total loans at December 31, 2010 compared to 10% and 13% at December 31, 2009 and 2008, respectively). Residential mortgage loans represented 19% of total loans at year-end 2010, compared to 14% of total loans at both year-end 2009 and 2008. Nonaccrual, potential problem, and criticized loans have decreased over the past year, as the Corporation worked to sell or otherwise resolve many problem loans. Nonaccrual loans decreased $503 million to $574 million (compared to $1.1 billion at year-end 2009), and declined as a percentage of total loans (from 7.63% at year-end 2009 to 4.55% at year-end 2010), with commercial nonaccrual loans down $529 million and consumer-related nonaccrual loans up $26 million. Nonaccrual loans were $327 million and represented 2.01% of total loans at December 31, 2008. See Table 12 and section “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional details and discussion.

The Corporation’s process, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful, or loss) and non-criticized loan categories (which include watch rated loans). The allocation methodology focuses on evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

The allocation methodology used at December 31, 2010, 2009, and 2008 was comparable, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses for credit losses by pools of risk. First, as reflected in Note 3, “Loans,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated. Loss factors assigned to criticized and non-criticized loan pools by type were similar between 2010, 2009, and 2008, but with refinements made in each year to loss factors assigned to certain criticized and non-criticized loss factors to align closer to historical loss levels. And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.

The largest portion of the allowance at year-end 2010 was allocated to commercial real estate loans and was $165.6 million (up $3.1 million), representing 35% of the allowance for loan losses at year-end 2010 (versus 28% at year-end 2009). The increase in the amount allocated to commercial real estate was attributable to the higher percentage of nonaccrual commercial real estate loans (39% of total nonaccrual loans at year-end 2010 compared to 28% at year-end 2009), a higher percentage of commercial real estate loans in criticized categories (46% at December 31, 2010 versus 36% at December 31, 2009), and a higher percentage of these loans in potential problem loans (51% at year-end 2010 versus 37% at year-end 2009). The allowance allocated to commercial and industrial loans was $137.8 million at year-end 2010, a decrease of $58.9 million from year-end 2009, and represented 29% of the allowance for loan losses at year-end 2010 (versus 34% at year-end 2009). The decrease in the commercial and industrial allocation was due to a decrease in nonaccrual commercial and industrial loans (17% of total nonaccrual loans at year-end 2010 compared to 21% at year-end 2009) and was unchanged as a percent of total loans (24% at both year-end 2010 and 2009), while the level of these loans in criticized categories increased (34% at year-end 2010 versus 31% at year-end 2009), and commercial and industrial potential problem loans declined (from $564 million at year-end 2009 to $354 million at year-end 2010), though these loans represented a higher percentage of potential problem loans given the overall decline in total potential problem loans (37% at year-end 2010 versus 35% at year-end 2009). At December 31, 2010, the allowance allocated to real estate construction was $56.8 million (down $61.9 million), representing 12% of the allowance for loan losses (versus 21% at December 31, 2009). The lower allocation to real estate construction was based on these loans representing a lower percentage of criticized loans (from 26% at year-end 2009 to 11% at year-end 2010), a lower percentage of these loans in potential problem loans (from 25% at December 31, 2009 to 10% at December 31, 2010), a decline in real estate construction loans as a percentage of total loans (to 4% at year-end 2010 from 10% at year-end 2009), and a decrease in nonaccrual real estate construction loans (17% of total nonaccrual loans at year-end 2010 compared to 38% at year-end 2009). The allowance allocation to residential mortgage increased (from 5% at December 31, 2009 to 8% at December 31, 2010) and the allowance allocation to home equity also increased (from 8% at year-end 2009 to 11% at year-end 2010), given the change in residential mortgage and home equity as a percentage of nonaccrual loans and net charge offs. The allowance allocation to installment loans increased to 4% at year-end 2010 (compared to 2% for year-end 2009) given the increase in nonaccrual installment loans and continued elevation of installment loan net charge offs. Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in our core footprint, and considers the trend of deterioration in loan quality in establishing the level of the allowance for loan losses. Management believes the level of the allowance for loan losses is appropriate at December 31, 2010.

The largest portion of the allowance at year-end 2009 was allocated to commercial and industrial loans and was $196.6 million (up $93.4 million), representing 34% of the allowance for loan losses at year-end 2009 (versus 39% at year-end 2008). Although the amount allocated to commercial and industrial loans was higher it represented a lower percentage of the total allowance for loan losses for 2009, as the level of these loans in criticized categories remained the same (33% at year-end 2009 versus 32% at year-end 2008), while there was a decrease in nonaccrual commercial and industrial loans (21% of total nonaccrual loans at year-end 2009 compared to 32% at year-end 2008), a lower percentage of these loans in potential problem loans (35% at year-end 2009 versus 39% at year-end 2008), and comprised a lower percent of total loans (24% at year-end 2009 versus 27% at year-end 2008). The amount allocated to commercial real estate loans was $162.4 million (up $104.2 million), representing 28% of the allowance for loan losses at year-end 2009 versus 22% at year-end 2008. The increase in the amount allocated to commercial real estate was attributable to the higher percentage of nonaccrual commercial real estate loans (28% of total nonaccrual loans at year-end 2009 compared to 19% at year-end 2008), a higher percentage of commercial real estate loans in criticized categories (38% at December 31, 2009 versus 26% at December 31, 2008), a higher percentage of these loans in potential problem loans (37% at year-end 2009 versus 26% at year-end 2008), as well as an increase as a percentage of total loan mix (27% at year-end 2009 versus 22% at year-end 2008). At December 31, 2009, the allowance allocated to real estate construction was $118.7 million (up $52.7 million), representing 21% of the allowance for loan losses (versus 25% at December 31, 2008). Although the amount of allocation for this portfolio increased, on a relative basis, the allocation to real estate construction decreased primarily based on a lower percentage of these loans in criticized categories (from 34% at year-end 2008 to 27% at year-end 2009), a lower percentage of these loans in potential problem loans (from 33% at December 31, 2008 to 25% at December 31, 2009), a decline in real estate construction loans as a percentage of total loans (to 10% at year-end 2009 from 13% at year-end 2008), while nonaccrual real estate construction loans increased (38% of total nonaccrual loans at year-end 2009 compared to 28% at year-end 2008). The allowance allocation to residential mortgage increased (from 4% at December 31, 2008 to 5% at December 31, 2009), while the allowance allocation to home equity remained level (8% at both year-end 2008 and year-end 2009), given the change in residential mortgage and home equity as a percentage of nonaccrual loans and net charge offs. The allowance allocation to installment loans was unchanged at 2% for both year-end 2008 and year-end 2009 given the minimal change in installment loans as a percentage of total loan mix (6% at year-end 2009 versus 5% year-end 2008), as well as the small increase in net charge offs and nonaccrual installment loans.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures compared to the Corporation’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned

Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 12 provides detailed information regarding nonperforming assets, which include nonaccrual loans and other real estate owned.

Nonaccrual loans are considered one indicator of potential future loan losses. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

TABLE 12: Nonperforming Assets

	Years Ended December 31,
	2010		2009		2008		2007		2006
	($ in Thousands)

Nonaccrual loans:
Commercial	$435,781		$964,888		$257,322		$105,780		$108,129
Residential mortgage	76,319		81,811		45,146		33,737		19,290
Retail	62,256		31,100		24,389		13,011		9,315

Total nonaccrual loans (NALs)	574,356		1,077,799		326,857		152,528		136,734
Other real estate owned (OREO)	44,330		68,441		48,710		26,489		14,417

Total nonperforming assets (NPAs)	$618,686		$1,146,240		$375,567		$179,017		$151,151

Accruing loans past due 90 days or more:
Commercial	$2,096		$9,394		$—		$3,039		$1,631
Residential mortgage	—		—		10		—		—
Retail	1,322		15,587		13,801		7,079		4,094

Total accruing loans past due 90 days or more	$3,418		$24,981		$13,811		$10,118		$5,725

Restructured loans (accruing):
Commercial	$48,124		$480		$—		$—		$26
Residential mortgage	19,378		13,410		—		—		—
Retail	12,433		5,147		—		—		—

Total restructured loans (accruing)	$79,935		$19,037		$—		$—		$26

Ratios at year end:
Nonaccrual loans to total loans	4.55%		7.63%		2.01%		0.98%		0.92%
NPAs to total loans plus OREO	4.89%		8.07%		2.30%		1.15%		1.01%
NPAs to total assets	2.84%		5.01%		1.55%		0.83%		0.72%
AFLL to Nonaccrual loans	83%		53%		81%		131%		149%
AFLL to total loans at end of year	3.78%		4.06%		1.63%		1.29%		1.37%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$99,845	3%	$230,000	7%	$104,664	2%	$32,610	1%	$40,023	1%
Commercial real estate	223,927	7%	306,093	8%	62,423	2%	34,386	1%	36,573	1%
Real estate construction	94,929	17%	409,289	29%	90,048	4%	37,461	2%	31,385	2%
Leasing	17,080	28%	19,506	20%	187	0%	1,323	1%	148	0%

Total commercial	435,781	6%	964,888	11%	257,322	2%	105,780	1%	108,129	1%
Home equity	51,712	2%	24,452	1%	18,109	1%	9,713	0%	6,180	0%
Installment	10,544	2%	6,648	1%	6,280	1%	3,298	0%	3,135	0%

Total retail	62,256	2%	31,100	1%	24,389	1%	13,011	0%	9,315	0%
Residential mortgage	76,319	3%	81,811	4%	45,146	2%	33,737	2%	19,290	1%

Total nonaccrual loans	574,356	5%	1,077,799	8%	326,857	2%	152,528	1%	136,734	1%
Commercial real estate owned	31,830		52,468		28,724		8,465		2,390
Residential real estate owned	9,090		11,572		15,178		10,308		6,382
Bank properties real estate owned	3,410		4,401		4,808		7,716		5,645

Other real estate owned	44,330		68,441		48,710		26,489		14,417

Total nonperforming assets	$618,686		$1,146,240		$375,567		$179,017		$151,151

Commercial real estate & Real estate construction NALs		(A )		(A )		(A )		(A )		(A )
Detail:
Farmland	$4,734	13%	$1,524	3%	$36	0%	$616	1%	$472	1%
Multi-family	23,864	5%	17,867	3%	10,819	2%	4,768	1%	7,109	1%
Owner occupied(b)	59,317	6%	59,785	5%	22,999	2%	14,888	1%
Non-owner occupied(b)	136,012	7%	226,917	11%	28,569	2%	14,114	1%	28,992	1%

Commercial real estate	$223,927	7%	$306,093	8%	$62,423	2%	$34,386	1%	$36,573	1%

1-4 family construction(c)	$23,963	25%	$77,645	31%	$38,727	9%	$11,557	2%
All other construction(c)	70,966	16%	331,644	29%	51,321	3%	25,904	1%	31,385

Real estate construction	$94,929	17%	$409,289	29%	$90,048	4%	$37,461	2%	$31,385	2%

(a)	Ratio of nonaccrual loans by type to total loans by type.

(b)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006.

(c)	A break-down between 1-4 family and all other real estate construction is not available for 2006.

TABLE 12: Nonperforming Assets (continued)

	Years Ended December 31,
	2010	2009	2008	2007	2006
	($ in Thousands)

Loans 30-89 days past due by type:
Commercial and industrial	$33,013	$64,369	$40,109	$44,073	$69,463
Commercial real estate	46,486	81,975	83,066	54,524	49,991
Real estate construction	8,016	56,559	25,266	18,813	35,868
Leasing	132	823	370	6,032	7

Total commercial	87,647	203,726	148,811	123,442	155,329
Home equity	13,886	14,304	16,606	15,323	6,208
Installment	9,624	8,499	9,733	9,030	7,281

Total retail	23,510	22,803	26,339	24,353	13,489
Residential mortgage	8,722	14,226	14,962	9,875	16,443

Total loans past due 30-89 days	$119,879	$240,755	$190,112	$157,670	$185,261

Commercial real estate & Real estate construction Past Due Loan Detail:
Farmland	$47	$1,338	$892	$509	$204
Multi-family	2,758	7,669	3,394	10,551	7,301
Owner occupied(a)	9,295	30,043	13,179	22,613
Non-owner occupied(a)	34,386	42,925	65,601	20,851	42,486

Commercial real estate	$46,486	$81,975	$83,066	$54,524	$49,991

1-4 family construction(b)	$930	$38,555	$6,150	$3,560
All other construction(b)	7,086	18,004	19,116	15,253	35,868

Real estate construction	$8,016	$56,559	$25,266	$18,813	$35,868

Potential problem loans by type:
Commercial and industrial	$354,284	$563,836	$363,285	$172,734	$164,692
Commercial real estate	492,778	598,137	243,617	230,721	203,075
Real estate construction	91,618	391,105	312,144	121,953	21,692
Leasing	2,617	8,367	1,713	1,332	1,449

Total commercial	941,297	1,561,445	920,759	526,740	390,908
Home equity	3,057	13,400	8,900	6,665	6,498
Installment	703	1,524	889	530	1,255

Total retail	3,760	14,924	9,789	7,195	7,753
Residential mortgage	18,672	19,150	7,254	11,793	6,779

Total potential problem loans	$963,729	$1,595,519	$937,802	$545,728	$405,440

(a)	A break-down between owner occupied and non-owner occupied commercial real estate is not available for 2006.

(b)	A break-down between 1-4 family and all other real estate construction is not available for 2006.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2010	2009	2008
	($ in Thousands)

Interest income in accordance with original terms	$40,703	$70,852	$32,499
Interest income recognized	(15,917)	(41,098)	(13,589)

Reduction in interest income	$24,786	$29,754	$18,910

Nonaccrual loans were $574 million, $1.1 billion, and $327 million at December 31, 2010, 2009, and 2008, respectively, reflecting the continued impact of the economy on the Corporation’s customers. The ratio of nonaccrual loans to total loans at the end of 2010 was 4.55%, as compared to 7.63% and 2.01% at December 31, 2009 and 2008, respectively. The Corporation’s allowance for loan losses to nonaccrual loans was 83% at year-end 2010, up from 53% at year-end 2009 and 81% at year-end 2008. Commercial nonaccrual loans represented 76%, 90%, and 79% of total nonaccrual loans at year-end 2010, 2009, and 2008, respectively, while consumer-related nonaccrual loans (including residential mortgage and retail nonaccrual loans) represented 24%, 10%, and 21%, respectively, for the same periods.

As shown in Table 12, total nonaccrual loans were down $503 million since year-end 2009, with commercial nonaccrual loans down $529 million while consumer-related nonaccrual loans were up $26 million. Between 2009 and 2008, total nonaccrual loans increased $751 million, with commercial nonaccrual loans up $708 million, while consumer-related nonaccrual loans increased $43 million. The addition of larger individual commercial credit relationships during 2008 and 2009 was the primary cause for the decline in the ratio of the allowance for loan losses to nonaccrual loans during those years. The Corporation’s estimate of the appropriate allowance for loan losses does not have a targeted reserve to nonaccrual loan coverage ratio. However, management’s allowance methodology at December 31, 2010, including an impairment analysis on specifically identified commercial and consumer loans defined by the Corporation as impaired, incorporated the level of specific reserves for these credit relationships, as well as other factors, in determining the overall appropriate level of the allowance for loan losses.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2010 accruing loans 90 days or more past due totaled $3 million compared to $25 million at December 31, 2009 and $14 million at December 31, 2008.

Restructured: Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. During 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets it serves, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with its mortgage customers to provide them with an affordable monthly payment through extension of the maturity date, reduction in interest rate, and / or partial principal forbearance. During the second quarter of 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged off. To date, the Corporation’s use of the multiple note structure has not been material, but use of this structure could increase in future periods. At December 31, 2010, the Corporation had total restructured loans of $116 million (including $36 million classified as nonaccrual and $80 million performing in accordance with the modified terms), compared to $28 million at December 31, 2009 (including $9 million classified as nonaccrual).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At December 31, 2010, potential problem loans totaled $964 million, compared to $1.6 billion at December 31, 2009. The $632 million decrease in potential problem loans since December 31, 2009, was primarily due to a $300 million decrease in real estate construction, a $210 million decrease in commercial and industrial, and a $105 million decrease in commercial real estate. The level of potential problem loans highlights management’s continued heightened level of uncertainty of the pace at which a commercial credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on underlying real estate values (both residential and commercial).

Other Real Estate Owned: Other real estate owned decreased to $44.3 million at December 31, 2010, compared to $68.4 million at December 31, 2009 and $48.7 million at December 31, 2008. The $24.1 million decrease in other real estate owned during 2010 was primarily attributable to a $20.6 million decrease in commercial real estate owned, a $2.5 million decrease in residential real estate owned and a $1.0 million decrease to bank premises no longer used for banking and reclassified into other real estate owned. The $19.7 million increase in other real estate owned during 2009 was primarily attributable to a $23.7 million increase in commercial real estate owned (with $20.2 million attributable to 4 larger commercial foreclosures), partially offset by a $3.6 million decrease in residential real estate owned and a $0.4 million decrease to bank premises no longer used for banking and reclassified into other real estate owned. Net losses on sales of other real estate owned were $4.1 million, $4.9 million, and $2.4 million for 2010, 2009, and 2008, respectively. Write-downs on other real estate owned were $10.1 million, $14.4 million, and $4.6 million for 2010, 2009, and 2008, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

At December 31, 2010, the total carrying value of investment securities was $6.1 billion, up $266 million or 4.6% compared to December 31, 2009, and represented 28% of total assets, compared to 26% of total assets at December 31, 2009. During 2010, the Corporation purchased approximately $3.4 billion in Federal agency or agency guaranteed fixed and floating rate securities and high grade, bank qualified municipal securities with an estimated duration of approximately 3 years and a taxable equivalent yield of 2.40%. The 2010 investment securities purchases were due to the reinvestment of cash flows from the investment securities portfolio and the redeployment of excess cash into higher yielding investment securities. On average, the investment portfolio was $5.4 billion for 2010, down $0.1 billion compared to 2009, and represented 26% of average earning assets for both 2010 and 2009. The total carrying value of investment securities at December 31, 2008, was $5.1 billion and represented 21% of total assets.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2010	% of Total	2009	% of Total	2008	% of Total
	($ in Thousands)

Investment Securities Available for Sale:
Amortized Cost:
U.S. Treasury securities	$1,199	<1%	$3,896	<1%	$4,985	<1%
Federal agency securities	29,791	1	41,980	1	75,816	2
Obligations of state and political subdivisions (municipal securities)	829,058	14	865,111	15	913,216	18
Residential mortgage-related securities	4,831,481	80	4,751,033	84	4,032,784	79
Commercial mortgage-related securities	7,604	<1	—	—	—	—
Asset-backed securities	299,459	5	—	—	—	—
Other securities (debt and equity)	13,384	<1	20,954	<1	58,272	1

Total amortized cost	$6,011,976	100%	$5,682,974	100%	$5,085,073	100%

Fair Value:
U.S. Treasury securities	$1,208	<1%	$3,875	<1%	$4,966	<1%
Federal agency securities	29,767	1	43,407	1	77,010	2
Obligations of state and political subdivisions (municipal securities)	838,602	14	885,165	15	925,603	18
Residential mortgage-related securities	4,910,497	80	4,882,519	84	4,077,431	79
Commercial mortgage-related securities	7,753	<1	—	—	—	—
Asset-backed securities	298,841	5	—	—	—	—
Other securities (debt and equity)	14,673	<1	20,567	<1	58,404	1

Total fair value and carrying value	$6,101,341	100%	$5,835,533	100%	$5,143,414	100%

Net unrealized holding gains	$89,365		$152,559		$58,341

At December 31, 2010, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $316 million. At December 31, 2010, approximately 99% of the investment securities portfolio was rated investment grade.

During 2010, the Corporation recognized credit-related other-than-temporary impairment write-downs of $3.9 million, including a $3.0 million write-down on trust preferred debt securities, a $0.1 million write-down on a non-agency mortgage-related security, and a $0.8 million write-down on various equity securities. During 2009, the Corporation recognized credit-related other-than-temporary impairment write-downs of $2.9 million, including a $2.0 million write-down on a trust preferred debt security, a $0.4 million write-down on a non-agency mortgage-related security, and a $0.5 million write-down on various equity securities. The Corporation recognized other-than temporary write-downs of $52.5 million during 2008, including a $31.1 million write-down on a non-agency mortgage-related security, a $13.2 million write-down on FHLMC and FNMA preferred stocks, a $6.8 million write-down on trust preferred debt securities pools, and a $1.4 million write-down on four common equity securities. See Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Investment Securities,” of the notes to consolidated financial statements for additional information.

Obligations of State and Political Subdivisions (Municipal Securities): At December 31, 2010 and 2009, municipal securities were $839 million and $885 million, respectively, and represented 14% and 15%, respectively, of total investment securities based on fair value. Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, it has been determined that due to the large number of small investments in these obligations (general obligation, essential services, etc.) the loss exposure on any particular obligation is mitigated. As of December 31, 2010, the total fair value of municipal securities reflected a net unrealized gain of approximately $10 million.

Residential and Commercial Mortgage-related Securities: At December 31, 2010 and 2009, residential and commercial mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (CMOs)) were $4.9 billion, for both years and represented 80% and 84%, respectively, of total investment securities based on fair value. Of the $4.9 billion mortgage-related investment securities at December 31, 2010, approximately 99% were agency guaranteed. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities. As a result of these risks, and as noted above, the Corporation recorded a $0.1 million other-than-temporary write-down on a non-agency mortgage-related security during 2010 and a $0.4 million other-than-temporary write-down on the same non-agency mortgage-related security during 2009.

Asset-backed Securities: At December 31, 2010, asset-backed securities were $299 million (which is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program) and represented 5% of total investment securities based on fair value. The fair value of asset-backed securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. student loans) for these securities, such as prepayment risk and interest rate changes. As of December 31, 2010, the total fair value of asset-backed securities reflected a net unrealized loss of approximately $0.6 million.

Other Securities (Debt and Equity): At December 31, 2010 and 2009, other securities were $14.7 million and $20.6 million, respectively, and represented less than 1% of total investment securities based on fair value. As of December 31, 2010, other securities of $14.7 million included debt and equity securities of $5.6 million and $9.1 million, respectively, compared to debt and equity securities of $11.4 million and $9.2 million, respectively, for a total of $20.6 million at December 31, 2009. Debt securities include trust preferred debt securities pools, commercial paper, corporate bonds, and money market mutual funds, while equity securities include preferred and common equity securities. At December 31, 2010, the Corporation had $1.5 million of trust preferred debt securities pools, compared to $4.1 million at December 31, 2009. The continued negative sentiment toward banks due to numerous bank failures has resulted in depressed prices for the Corporation’s investments in bank trust preferred debt securities, resulting in $3.0 million and $2.0 million in other-than-temporary write-downs during 2010 and 2009, respectively. Likewise, the downturn in the economy has resulted in depressed prices for common equity securities resulting in write-downs of $0.8 million and $0.5 million in 2010 and 2009, respectively. All credit sensitive sectors in the investment portfolio, which include trust preferred securities pools and common equity securities, have been under severe credit and liquidity stress which has resulted in distressed prices and the risk of further write-downs.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At December 31, 2010, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $69.9 million, compared to FHLB stock of $121.1 million and Federal Reserve Bank stock of $60.2 million at December 31, 2009. During 2010, the Corporation purchased $9.7 million of Federal Reserve stock, while during 2009 the Corporation redeemed $24.9 million of FHLB stock at par. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007; however, in February 2011, the FHLB of Chicago announced it intended to begin paying dividends prospectively, beginning in the first quarter of 2011. Associated Bank is a member of the FHLB Chicago. Accounting guidance indicates that an investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered, and no impairment has been recorded on these securities during 2010, 2009, and 2008. Future evaluations of these factors could result in a different conclusion. See also section “Liquidity.”

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — At December 31, 2010

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
			After one but		After five but				Mortgage-related		Total		Total
	Within one year		within five years		within ten years		After ten years		and equity securities		Amortized Cost		Fair Value

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

	($ in Thousands)

U. S. Treasury securities	$201	0.27%	$998	1.31%	$—	—%	$—	—%	$—	—%	$1,199	1.14%	$1,208
Federal agency securities	—	—	51	3.61	29,740	0.68	—	—	—	—	29,791	0.69	29,767
Obligations of states and political subdivisions (municipal securities)(2)	49,150	6.16	113,680	5.75	517,692	5.75	148,536	5.87	—	—	829,058	5.80	838,602
Other debt securities	2,973	1.66	1,100	1.76	—	—	2,125	2.33	—	—	6,198	1.90	5,578
Residential mortgage-related securities	—	—	—	—	—	—	—	—	4,831,481	3.55	4,831,481	3.55	4,910,497
Commercial mortgage-related securities	—	—	—	—	—	—	—	—	7,604	5.70	7,604	5.70	7,753
Asset-backed securities	—	—	—	—	—	—	—	—	299,459	0.43	299,459	0.43	298,841
Other equity securities	—	—	—	—	—	—	—	—	7,186	5.69	7,186	5.69	9,095

Total amortized cost	$52,324	5.88%	$115,829	5.68%	$547,432	5.48%	$150,661	5.82%	$5,145,730	3.37%	$6,011,976	3.69%	$6,101,341

Total fair value and carrying value	$52,698		$119,870		$555,682		$146,905		$5,226,186				$6,101,341

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 6, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2010. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2010 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

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

At December 31, 2010, deposits were $15.2 billion, down $1.5 billion or 9.0% from December 31, 2009, consistent with the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits. The decrease in total deposits included a $1.2 billion decrease in interest-bearing demand deposits and a $0.7 billion decrease in other time deposits, partially offset by a $0.4 billion increase in noninterest-bearing demand deposits. As a result of the strategy noted above, network transaction deposits declined $0.8 billion to represent 8% of total deposits at December 31, 2010 (compared to 12% at year-end 2009), while noninterest-bearing demand deposits increased to 24% of total deposits (versus 20% last year end).

On average, deposits were $16.9 billion for 2010, up $987 million or 6.2% over the average for 2009. Similar to that seen for period end deposits, the mix of average deposits was also impacted by the economy and shift in customer preferences, predominantly toward the product design and pricing features of money market deposits (up $983 million on average between 2010 and 2009). For 2010 and 2009 as presented in Table 16, money market deposits grew to 38% of total average deposits for 2010, while other time deposits declined to 19% of total average deposits for 2010.

TABLE 16: Average Deposits Distribution

	2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)

Noninterest-bearing demand deposits	$3,094,691	18%	$2,884,673	18%	$2,446,613	18%
Interest-bearing demand deposits	2,780,525	17	2,154,745	13	1,752,991	13
Savings deposits	898,019	5	880,544	6	890,811	6
Money market deposits	6,374,071	38	5,390,782	34	4,231,678	30
Brokered certificates of deposit	547,328	3	767,424	5	532,805	4
Other time and certificates of deposit	3,251,667	19	3,880,878	24	3,957,174	29

Total deposits	$16,946,301	100	$15,959,046	100%	$13,812,072	100%

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2010
			Total Certificates
	Certificates	Other	of Deposits and Other
	of Deposit	Time Deposits	Time Deposits
	($ in Thousands)

Three months or less	$149,019	$145,789	$294,808
Over three months through six months	138,487	89,296	227,783
Over six months through twelve months	146,577	45,283	191,860
Over twelve months	231,068	28,215	259,283

Total	$665,151	$308,583	$973,734

Other Funding Sources

Other funding sources, including short-term borrowings and long-term funding (“wholesale funding”), were $3.2 billion at both December 31, 2010 and December 31, 2009. See also section “Liquidity.” Long-term funding at December 31, 2010, was $1.4 billion, a decrease of $0.5 billion from December 31, 2009, primarily attributable to a decrease of $0.5 billion in long-term repurchase agreements. See Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term borrowings are comprised primarily of Federal funds purchased and securities sold under agreements to repurchase; Federal Reserve discount window; short-term FHLB advances; and treasury, tax, and loan notes. Short-term borrowings at December 31, 2010 were $1.7 billion, $0.5 billion higher than December 31, 2009 (primarily short-term FHLB advances and Federal funds purchased and securities sold under agreements to repurchase). The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year, while the Federal Reserve funds represent short-term borrowings through the Term Auction Facility. The securities sold under agreements to repurchase are short-term borrowings collateralized by securities of the

U.S. Government or its agencies and mature daily. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term borrowings, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 7, “Short-term Borrowings,” of the notes to consolidated financial statements for additional information on short-term borrowings, and Table 18 for specific disclosure required for major short-term borrowing categories.

TABLE 18: Short-Term Borrowings

	December 31,
	2010	2009	2008
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase:
Balance end of year	$718,694	$598,488	$1,590,738
Average amounts outstanding during year	570,141	1,294,423	2,330,426
Maximum month-end amounts outstanding	718,694	2,525,461	2,658,608
Average interest rates on amounts outstanding at end of year*	0.71%	1.21%	1.02%
Average interest rates on amounts outstanding during year*	1.26%	0.68%	2.20%
Federal Reserve Term Auction Facility:
Balance end of year	$—	$600,000	$500,000
Average amounts outstanding during year	67,397	942,973	596,721
Maximum month-end amounts outstanding	600,000	1,400,000	1,000,000
Average interest rates on amounts outstanding at end of year	—%	0.24%	1.41%
Average interest rates on amounts outstanding during year	0.25%	0.25%	2.20%

*	As discussed in Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements, the Corporation has entered into a cash flow hedge to manage the interest rate risk related to these short-term borrowings.

On average, wholesale funding was $2.5 billion for 2010, down $2.1 billion or 46.5% from 2009, including a $2.0 billion decrease in short-term borrowings and a $0.1 billion decrease in long-term funding. The mix of wholesale funding continued to shift in 2010 from short-term borrowing instruments to long-term funding instruments, with average long-term funding increasing to 72.0% of wholesale funding compared to 40.8% in 2009. Average long-term funding was down $0.1 billion overall, reflecting a $0.2 billion decrease in long-term repurchase agreements and a $0.1 million increase in long-term FHLB advances. Within the short-term borrowing categories, average Federal funds purchased and securities sold under agreements to repurchase decreased $0.7 billion (reflecting a decrease in the reliance on Federal funds during the first quarter of 2009), short-term FHLB advances were down $0.4 billion (attributable to balances outstanding during most of 2009, while nothing was outstanding during 2010 until the fourth quarter), and the Federal Reserve discount window decreased $0.9 billion.

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

Funds are available from a number of basic banking activity sources, primarily from the core deposit base and from loans and investment securities repayments and maturities. Additionally, liquidity is provided from the sale of investment securities, securities repurchase agreements and lines of credit with counterparty banks, the ability to acquire large, network, and brokered deposits, and the ability to securitize or package loans for sale. The

Corporation regularly evaluates the creation of additional funding capacity based on market opportunities and conditions, as well as corporate funding needs, and is currently exploring options to replace the subordinated notes which mature in August 2011. The Corporation’s capital can be a source of funding and liquidity as well (see section “Capital”). On January 15, 2010, the Corporation closed its underwritten public offering of 44.8 million shares of its common stock which provided net proceeds of approximately $478 million.

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to retaining high credit ratings and, consequently, cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. As a result, capital ratios, asset quality measurements, and profitability ratios are monitored on an ongoing basis as part of the liquidity management process. At December 31, 2010, the Corporation was in compliance with its internal liquidity objectives.

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

The Corporation’s credit ratings were downgraded by S&P and Fitch in 2009. In early 2010, S&P took further action, lowering the long-term rating to BB- and Moody’s lowered its long-term rating to Baa1. The primary impact of these credit rating downgrades was that unsecured short-term funding became constrained. In order to mitigate the increased liquidity risk associated with these downgrades, the Corporation took steps to proactively increase its cash equivalent levels during much of 2010. In late 2010, Fitch took action to raise the Corporation’s ratings to BBB- and S&P revised its outlook for the Corporation from stable to positive. The credit ratings of the Parent Company and its subsidiary bank are displayed below.

TABLE 19: Credit Ratings

	December 31, 2010			December 31, 2009
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch

Bank short-term	P2	—	F2	P1	A3	F3
Bank long-term	A3	BB+	BBB-	A1	BBB-	BBB-
Corporation short-term	P2	—	F3	P1	B	B
Corporation long-term	Baa1	BB-	BBB-	A2	BB+	BB+
Subordinated debt long-term	Baa2	B	BB+	A3	BB-	BB

The Corporation has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. In May 2002, $175 million of trust preferred securities were issued, bearing a 7.625% fixed coupon rate. In September 2008, the Parent Company issued $26 million in a subordinated note offering, bearing a 9.25% fixed coupon rate, 5-year no-call provision, and 10-year maturity, while in August 2001, the Parent Company issued $200 million in a subordinated note offering, bearing a 6.75% fixed coupon rate and 10-year maturity, of which, $170 million remains outstanding at December 31, 2010. In addition, the Corporation repurchased $7 million of the August 2001 subordinated note during January 2011. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at December 31, 2010. The availability under the commercial paper program was temporarily suspended due to the S&P downgrade in 2009 noted above.

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

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). Dividends received in cash from subsidiaries totaled $4 million in 2010, and at December 31, 2010, $39 million in additional dividends are available to be paid to the Parent Company by its subsidiaries without obtaining prior banking regulatory approval, subject to the capital needs of the Bank.

As discussed in Item 1, the subsidiary bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the Parent Company. On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum requires the Corporation to obtain approval prior to the payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock. See section “Capital” for additional discussion.

A bank note program associated with Associated Bank was established during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2010, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at December 31, 2010. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($2.0 billion of Federal Home Loan Bank advances were outstanding at December 31, 2010). Associated Bank also issues institutional certificates of deposit, network transaction deposits, brokered certificates of deposit, and accepts Eurodollar deposits.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2010, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $6.1 billion investment securities portfolio at December 31, 2010 (representing 28% of total assets), $3.0 billion was pledged to secure certain deposits or for other purposes as required or permitted by law. The majority of the remaining investment securities could be pledged or sold to enhance liquidity, if necessary.

In addition, the Corporation has $191 million of Federal Reserve and FHLB stock combined, which is “restricted” in nature and less liquid than other tradable equity securities (see section “Investment Securities Portfolio” and Note 2, “Investment Securities,” of the notes to consolidated financial statements). The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007; however, in February 2011, the FHLB of Chicago announced it intended to begin paying dividends prospectively, beginning in the first quarter of 2011. An investor in FHLB Chicago capital stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of FHLB Chicago’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on FHLB Chicago, and accordingly, on the members of FHLB Chicago and its liquidity and funding position. During 2009, the Corporation redeemed $24.9 million of FHLB stock at par. After evaluating all of these considerations, the Corporation believes the cost of the investment will be recovered.

As reflected in Table 21, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. However, the relatively short maturities in time deposits are not out of the ordinary to the Corporation’s historical experience of its customer base preference. As evidenced in Table 16, average other time and certificates of deposit were 19% of total average deposits for 2010, compared to 24% and 29% of total average deposits for 2009 and 2008, respectively. Many short-term borrowings, also shown in Table 21, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 2, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2010, net cash provided by operating and investing activities was $0.5 billion and $0.6 billion, respectively, while financing activities used net cash of $1.1 billion, for a net increase in cash and cash equivalents of $47 million since year-end 2009. Generally, during 2010, net assets decreased to $21.8 billion (down $1.1 billion or 4.8%) compared to year-end 2009, primarily due to a $1.5 billion decrease in loans and a $0.3 billion increase in investment securities. On the funding side, deposits decreased $1.5 billion and long-term funding decreased $0.5 billion, while short-term borrowings increased $0.5 billion.

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

The following table represents the Corporation’s consolidated static gap position as of December 31, 2010.

TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2010
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total

	($ in Thousands)

Earning assets:
Loans held for sale	$144,808	$—	$—	$144,808	$—	$144,808
Investment securities, at fair value	1,036,549	323,478	463,664	1,823,691	4,468,618	6,292,309
Loans	6,397,898	743,284	1,034,087	8,175,269	4,441,466	12,616,735
Other earning assets	548,675	—	—	548,675	—	548,675

Total earning assets	$8,127,930	$1,066,762	$1,497,751	$10,692,443	$8,910,084	$19,602,527

Interest-bearing liabilities:
Deposits(1)(2)	$2,902,961	$1,752,269	$2,924,985	$7,580,215	$7,202,538	$14,782,753
Other interest-bearing liabilities(2)	1,842,702	315,058	572,550	2,730,310	873,317	3,603,627
Interest rate swap	(200,000)	—	100,000	(100,000)	100,000	—

Total interest-bearing liabilities	$4,545,663	$2,067,327	$3,597,535	$10,210,525	$8,175,855	$18,386,380

Interest sensitivity gap	$3,582,267	$(1,000,565)	$(2,099,784)	$481,918	$734,229	$1,216,147
Cumulative interest sensitivity gap	$3,582,267	$2,581,702	$481,918
12 Month cumulative gap as a percentage of earning assets at December 31, 2010	18.3%	13.2%	2.5%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $443 million have been included with other interest-bearing liabilities and excluded from deposits.

The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2010, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.

At December 31, 2010, the Corporation was in an asset sensitive position, due to the common stock issuance in January 2010 and the implementation of the liquidity plan, while at December 31, 2009, the Corporation was in a liability sensitive position. (Liability sensitive means that liabilities will reprice faster than assets, while asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) For 2011, the Corporation’s objective is to remain in an asset sensitive position. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income.”

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

The resulting simulations for December 31, 2010, projected that net interest income would increase by approximately 1.7% if rates rose by a 100 bp shock. At December 31, 2009, the 100 bp shock up was projected to decrease net interest income by approximately 0.3%. As of December 31, 2010, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The above results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of December 31, 2010, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

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

The Corporation also enters into various derivative contracts (i.e. interest rate swaps, caps, collars, and corridors) which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Free standing derivatives are entered into primarily for the benefit of commercial customers through providing derivative products which enables the customer to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices. Derivative financial instruments are further discussed in Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2010, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 21: Contractual Obligations and Other Commitments

	Note	One Year	One to	Three to	Over
At December 31, 2010:	Reference	or Less	Three Years	Five Years	Five Years	Total

	($ in Thousands)

Time deposits	6	$2,210,704	$1,053,000	$83,689	$268	$3,347,661
Short-term borrowings	7	1,747,382	—	—	—	1,747,382
Long-term funding	8	669,912	500,129	1,813	241,751	1,413,605
Operating leases	5	11,775	21,918	15,857	29,313	78,863
Commitments to extend credit	13	2,915,203	767,970	252,265	56,147	3,991,585

Total		$7,554,976	$2,343,017	$353,624	$327,479	$10,579,096

The Corporation also has obligations under its retirement plans as described in Note 11, “Retirement Plans,” of the notes to consolidated financial statements. To a lesser degree, the Corporation also has commitments to fund various investments and other projects as discussed further in Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

As of December 31, 2010, the net liability for uncertain tax positions, including associated interest and penalties, was $17 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to uncertain tax positions.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation’s interest rate derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In addition, the fair value measurement of interest rate derivative instruments also includes a nonperformance / credit risk component. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. Related to the Corporation’s mortgage derivatives, both of which are derivatives carried on the consolidated balance sheet at their fair value (see Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements), the Corporation had outstanding $129 million interest rate lock commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit) and forward commitments to sell $281 million of residential mortgage loans to various investors as of December 31, 2010. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Residential mortgage loans sold to others (i.e., the off-balance sheet loans underlying the mortgage servicing rights asset) are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. In addition, the nonaccrual loans sold during 2010 also included general representations and warranties on the underlying loans sold, which if violated could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2010, there were approximately $58 million of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2010, there were $700 million of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value of $3.9 million) of $362 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $38 million at December 31, 2010. Given the credit environment during 2010, the Corporation had a reserve for losses on unfunded commitments totaling $17.4 million at December 31, 2010, included in other liabilities on the consolidated balance sheets. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The Corporation is currently evaluating the potential impact of the Dodd-Frank Act on these investments. The aggregate carrying value of these investments at December 31, 2010, was $45 million, included in other assets on the consolidated balance sheets, compared to $39 million at December 31, 2009. Related to these investments, the Corporation had remaining commitments to fund of $11 million at December 31, 2010, and $15 million at December 31, 2009.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. During 2009, the Corporation reduced the litigation reserves by $0.5 million to recognize its share of litigation settlements, resulting in a $1.8 million reserve for unfavorable litigation losses related to Visa at December 31, 2009. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.3 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable during 2010. At December 31, 2010, the remaining reserve for unfavorable litigation losses related to Visa was $1.5 million.

In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2009 and 2010, Visa announced it had deposited additional amounts into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.3 million and $0.6 million, respectively for the periods. At December 31, 2010, the remaining receivable related to the Visa escrow account was $1.3 million. For additional discussion of Visa matters see Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2010, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $4.5 million and $2.4 million at December 31, 2010 and December 31, 2009, respectively.

Capital

Stockholders’ equity at December 31, 2010, was $3.2 billion, up $420 million compared to $2.7 billion at December 31, 2009. Stockholders’ equity is also described in Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements. The increase in stockholders’ equity for 2010 was primarily attributable to the completion of a common equity offering on January 15, 2010, which resulted in a net increase in stockholders’ equity of $478 million and a 44.8 million increase in the number of common shares outstanding. Cash dividends paid in 2010 were $0.04 per common share, compared with $0.47 per common share in 2009. At December 31, 2010, stockholders’ equity included $27.6 million of accumulated other comprehensive income compared to $63.4 million of accumulated other comprehensive income at December 31, 2009. The $35.8 million decline in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on securities available for sale (i.e., from net unrealized gains of $94 million at December 31, 2009, to net unrealized gains of $56 million at December 31, 2010). Stockholders’ equity to assets at December 31, 2010, was 14.50%, compared to 11.97% at the end of 2009.

TABLE 22: Capital

	At or for the Year Ended December 31,
	2010	2009	2008
	(In Thousands, except per share data)

Total stockholders’ equity	$3,158,791	$2,738,608	$2,876,503
Tier 1 capital	2,376,893	1,918,238	2,117,680
Total capital	2,576,297	2,180,959	2,446,597
Market capitalization	2,622,647	1,407,915	2,674,059

Book value per common share	$15.28	$17.42	$18.54
Tangible book value per common share	9.77	9.93	10.99
Cash dividends per common share	0.04	0.47	1.27
Stock price at end of period	15.15	11.01	20.93
Low closing price for the period	11.48	9.21	14.85
High closing price for the period	16.10	21.39	29.23

Total stockholders’ equity / assets	14.50%	11.97%	11.89%
Tangible common equity / tangible assets(1)	8.12	5.79	6.05
Tangible stockholders’ equity / tangible assets(2)	10.59	8.12	8.23
Tier 1 common equity / risk-weighted assets(3)	12.26	7.85	7.90
Tier 1 leverage ratio	11.19	8.76	9.75
Tier 1 risk-based capital ratio	17.58	12.52	11.91
Total risk-based capital ratio	19.05	14.24	13.76

Common shares outstanding (period end)	173,112	127,876	127,762
Basic common shares outstanding (average)	171,230	127,858	127,501
Diluted common shares outstanding (average)	171,230	127,858	127,775

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common capital ratio = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management.

The Corporation and its bank subsidiary continue to have a strong capital base. As of December 31, 2010 and 2009, the tier 1 risk-based capital ratios, total risk-based capital (tier 1 and tier 2) ratios, and tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. It is management’s intent to exceed the minimum requisite capital levels. Regulatory capital ratios for the Corporation and its significant subsidiary are included in Note 17, “Regulatory Matters,” of the notes to consolidated financial statements.

On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has appropriately addressed all of the conditions of the MOU. The Bank has also agreed with the OCC that until the MOU is no longer in effect, it will maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At December 31, 2010, the Bank’s capital ratios were 9.55% and 16.38%, respectively. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2010 and 2009, no shares were repurchased. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.

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

On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44.8 million shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478 million after deducting underwriting discounts and commissions. The Corporation used the net proceeds of this offering to support continued growth and for working capital and other general corporate purposes.

Segment Review

As described in Part I, Item I, section “Services,” and in Note 19, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s primary reportable segment is banking. Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governmental units, and consumers and the support to deliver, fund, and manage such banking services. The Corporation’s wealth management segment provides products and a variety of fiduciary, investment management, advisory, and Corporate agency services to assist customers in building, investing, or protecting their wealth, including insurance, brokerage, and trust/asset management.

Note 19, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 91% of total revenues in 2010, as defined. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion, therefore, predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of goodwill impairment assessment and income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

The contribution from the wealth management segment compared to consolidated total revenues (as defined and disclosed in Note 19, “Segment Reporting,” of the notes to consolidated financial statements) was 10%, 9%, and 10%, for 2010, 2009, and 2008, respectively. Wealth management segment revenues were up $2.2 million (2%) between 2010 and 2009, and down $8.0 million (8%) between 2009 and 2008. Wealth management segment expenses were up $0.7 million (1%) between 2010 and 2009, and down $0.4 million between 2009 and 2008. Wealth management segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $10 million (8%) between year-end 2010 and 2009, and up $10 million (9%) between year-end 2009 and 2008. The $2.2 million increase in wealth management segment revenues between 2010 and 2009 was attributable principally to higher trust service fees and brokerage commissions, while the $8.0 million decrease in wealth management segment revenues between 2009 and 2008 was attributable principally to lower insurance commissions and trust service fees. The $10 million increase in wealth segment assets from 2008 to 2009 and 2009 to 2010 were comprised largely of higher levels of cash equivalents and investments. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (between 63% and 65% of expense for 2010, 2009, and 2008), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” See also Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Fourth Quarter 2010 Results

Net income available to common equity for fourth quarter 2010 was $6.6 million, compared to net loss available to common equity of $180.6 million in the fourth quarter of 2009. For fourth quarter 2010, basic and diluted earnings per common share was $0.04, compared to basic and diluted loss per common share of $1.41, for the fourth quarter of 2009. See Table 23 for selected quarterly information.

Net interest income for fourth quarter 2010 of $151 million was $27 million lower than fourth quarter 2009 and taxable equivalent net interest income of $157 million was $28 million lower between the fourth quarter periods. Volume variances and changes in the mix of earning assets and interest-bearing liabilities decreased taxable equivalent net interest income by $13.4 million, while unfavorable rate changes resulted in a $14.6 million decrease (as lower yields on earning assets decreased taxable equivalent interest income by $18.9 million, while lower costs on interest-bearing liabilities decreased interest expense by $4.3 million).

Average earning assets were $20.0 billion for fourth quarter 2010, a decrease of $0.5 billion from fourth quarter 2009, with average loans down $2.0 billion, while investments were up $1.5 billion. The decline in average loans was comprised primarily of decreases in commercial loans (down $1.9 billion) and retail loan balances (down $0.2 billion), while residential mortgage loans increased (up $0.1 billion). Growth in average investments was principally due to the Corporation’s increased liquidity position. Average demand deposits were up $212 million (7%) while interest-bearing deposits were down $166 million (1%). Average wholesale funding balances decreased $1.0 billion, primarily due to decreases in short-term borrowings.

The Federal Reserve left rates unchanged during 2010 and 2009, resulting in an average Federal funds rate of 0.25% for both fourth quarter 2010 and 2009. The net interest margin was 3.13% in the fourth quarter of 2010, 46 bp lower than the same quarter in 2009, attributable to a 2 bp decrease in contribution from net free funds (as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing deposits and other net free funds) and a 44 bp decrease in interest rate spread. The reduction in interest rate spread was the result of a 70 bp decrease in the yield on earning assets (to 3.89% in fourth quarter 2010), offset by a 26 bp decrease in the cost of interest-bearing liabilities (to 0.98%). The decrease in earning asset yield in fourth quarter 2010 was attributable to lower total investment and other short-term investment yields (down 169 bp, to 2.58%, impacted by the Corporation’s strong liquidity position), and lower loan yields (down 7 bp, to 4.65%). The 26 bp decrease in the cost of interest-bearing liabilities for the fourth quarter of 2010 consisted of lower rates on interest-bearing deposits (down 25 bp, due to the lower rate environment), offset by increased wholesale funding costs (up 19 bp).

The provision for loan losses was $63.0 million for fourth quarter 2010 compared to $394.8 million for fourth quarter 2009, with fourth quarter 2010 provision less than net charge offs by $45.2 million and fourth quarter 2009 provision exceeding net charge offs by $161.0 million. Net charge offs were $108.2 million, representing 3.41% of average loans for fourth quarter 2010, versus $233.8 million, representing 6.35% of average loans, for fourth quarter 2009. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income in fourth quarter 2010 was $84.7 million, relatively unchanged from fourth quarter 2009. Core fee-based revenues (as defined in Table 6) were lower by $9.4 million, mortgage banking, net was higher by $4.0 million, and capital market fees, net were up $4.9 million, while all other noninterest income categories were up $0.5 million on a combined basis. Regarding core-fee based revenues in the fourth quarter of 2010, service charges on deposits accounts were lower by $8.8 million, principally due to lower nonsufficient funds / overdraft fees, retail commission income was down $0.9 million, and card-based and other nondeposit fees and trust service fees were relatively flat between the comparable quarters. Net mortgage banking income was up $4.0 million between fourth quarter periods, primarily attributable to a $2.2 million favorable change in gains on sales and related income and $1.8 million lower mortgage servicing rights expense (with fourth quarter 2010 including a $3.0 million recovery to the valuation allowance compared to a $0.7 million recovery to the valuation allowance for fourth quarter 2009, offset by $0.5 million higher base amortization). The $4.9 million increase in capital market fees, net was primarily due to credit valuation adjustments related to changes in the fair value of credit (nonperformance) risk of the Corporation’s interest-rate related derivative instruments (customer and mirror positions).

Net losses on investment securities were $1.9 million in the fourth quarter of 2010, attributable to credit-related other-than-temporary write-downs on the Corporation’s holding of a trust preferred debt security and various equity securities, compared to net losses of $0.4 million in fourth quarter 2009, comprised of credit-related other-than-temporary write-downs on the Corporation’s holding of a trust preferred debt security, a non-agency mortgage-related security and an equity security. Asset sale gains were $0.5 million in the fourth quarter of 2010, compared to asset sale losses of $1.6 million in the fourth quarter of 2009, primarily due to lower losses on sales of other real estate owned.

Noninterest expense for the fourth quarter of 2010 was $166.8 million, $7.8 million or 4.9% higher than the fourth quarter of 2009. Personnel expense increased $11.3 million (15.5%), with salary-related expenses up $12.0 million (principally due to higher compensation and higher formal / discretionary bonuses) and fringe benefit expenses down $0.7 million. All other noninterest expenses combined were $3.5 million or 4.0% lower than the fourth quarter of 2009, including a $9.4 million decrease in the reserve for losses on unfunded commitments (with a $10.5 million increase to the reserve for losses on unfunded commitments in fourth quarter 2009 compared to a $1.1 million increase in fourth quarter 2010), partially offset by a $1.5 million increase in FDIC expense and an increase in other expense related to the resolution of certain ongoing legal matters. The efficiency ratio (as defined under the section, “Overview”) was 68.76% for the fourth quarter of 2010 compared to 58.63% for the fourth quarter of 2009.

The Corporation recorded an income tax benefit of $8.3 million for fourth quarter 2010, compared to income tax benefit of $117.5 million for the comparable quarter in 2009. The change in income tax was primarily due to the level of pretax income / loss between the comparable fourth quarter periods. Of the $8.3 million tax benefit for the fourth quarter of 2010, $4.4 million related to the resolution of uncertain tax matters, closing of certain statute of limitations, and changes in the valuation allowance on deferred tax assets which occurred during the quarter.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2010 and 2009:

	2010 Quarter Ended
	December 31	September 30	June 30	March 31

	(In thousands, except per share data)

Interest income	$189,092	$196,216	$204,878	$215,940
Interest expense	38,232	42,312	45,085	46,718

Net interest income	150,860	153,904	159,793	169,222
Provision for loan losses	63,000	64,000	97,665	165,345
Investment securities gains (losses), net	(1,883)	3,365	(146)	23,581
Income (loss) before income taxes	5,714	15,221	(12,019)	(49,944)
Net income (loss) available to common equity	$6,608	$6,915	$(10,156)	$(33,754)

Basic earnings (loss) per common share	$0.04	$0.04	$(0.06)	$(0.20)
Diluted earnings (loss) per common share	$0.04	$0.04	$(0.06)	$(0.20)
Basic weighted average common shares outstanding	173,068	172,989	172,921	165,842
Diluted weighted average common shares outstanding	173,072	172,990	172,921	165,842

	2009 Quarter Ended
	December 31	September 30	June 30	March 31

	(In thousands, except per share data)

Interest income	$230,210	$238,651	$249,910	$262,485
Interest expense	51,857	59,415	70,772	73,207

Net interest income	178,353	179,236	179,138	189,278
Provision for loan losses	394,789	95,410	155,022	105,424
Investment securities gains (losses), net	(395)	(42)	(1,385)	10,596
Income (loss) before income taxes	(290,716)	18,024	(43,974)	31,567
Net income (loss) available to common equity	$(180,591)	$8,652	$(24,672)	$35,404

Basic earnings (loss) per common share	$(1.41)	$0.07	$(0.19)	$0.28
Diluted earnings (loss) per common share	$(1.41)	$0.07	$(0.19)	$0.28
Basic weighted average common shares outstanding	127,869	127,863	127,861	127,839
Diluted weighted average common shares outstanding	127,869	127,863	127,861	127,845

2009 Compared to 2008

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

The market conditions in 2008 and 2009 were marked with general economic and industry declines with a pervasive impact on consumer confidence, business and personal financial performance, and commercial and residential real estate markets, resulting in an increase in nonaccrual loans, net charge offs, and provision for loan losses. Nonaccrual loans were $1.1 billion at December 31, 2009, compared to $327 million at December 31, 2008. Net charge offs were $442.5 million in 2009 (or 2.84% of average loans) compared to $137.3 million in 2008 (or 0.85%

of average loans). The provision for loan losses was $750.6 million and $202.1 million, respectively, for 2009 and 2008. At year-end 2009, the allowance for loan losses represented 4.06% of total loans (covering 53% of nonaccrual loans), compared to 1.63% (covering 81% of nonaccrual loans) at year-end 2008. For additional discussion regarding charge offs and nonaccrual loans see sections, “Allowance for Loan Losses” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Taxable equivalent net interest income was $750.8 million for 2009, $27.0 million or 3.7% higher than 2008. Taxable equivalent interest income decreased $148.3 million, while interest expense decreased by $175.3 million. As shown in Table 3, the increase in taxable equivalent net interest income was a function of favorable volume/mix variances (increasing taxable equivalent net interest income by $53.0 million), partially offset by unfavorable rate variances (decreasing taxable equivalent net interest income by $26.0 million). The change in the mix and volume of earning assets increased taxable equivalent interest income by $66.6 million, while the change in volume and composition of interest-bearing liabilities increased taxable equivalent interest expense by $13.6 million, for a net favorable volume impact of $53.0 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $214.9 million, while changes in rates on interest-bearing liabilities lowered interest expense by $188.9 million, for a net unfavorable rate impact of $26.0 million.

The net interest margin for 2009 was 3.52%, 13 bp lower than 3.65% in 2008. The reduction in net interest margin was attributable to a 2 bp decrease in interest rate spread (the net of a 108 bp decrease in the cost of interest-bearing liabilities and a 110 bp decrease in the yield on earning assets) and an 11 bp lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

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

As shown in Table 6, noninterest income was $351.0 million for 2009, $65.3 million or 22.9% higher than 2008. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commission income) totaled $259.6 million for 2009, down $8.3 million or 3.1% from $267.9 million for 2008. Net mortgage banking income was $40.9 million for 2009, compared to $14.7 million in 2008, an increase of $26.2 million from 2008, primarily attributable to a $27.2 million increase in the gain on sales of mortgage loans related to the higher secondary mortgage production experienced during 2009. Asset and investment securities gains, net combined were $4.7 million for 2009 (predominantly from gains on sales of mortgage-related securities, partially offset by higher losses on sales of other real estate owned), compared to combined asset and investment securities losses of $54.2 million for 2008 (primarily attributable to other-than-temporary write-downs on investment securities). Collectively, all remaining noninterest income categories were $45.8 million, down $11.5 million compared to 2008.

As shown in Table 7, noninterest expense for 2009 was $611.4 million, an increase of $54.0 million or 9.7% over 2008. FDIC expense increased $39.4 million, legal and professional fees increased $5.0 million, and foreclosure / OREO expenses increased $24.4 million, while personnel expense was down $5.1 million and collectively all remaining noninterest expense categories were down $9.7 million compared to 2008. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 55.73% for 2009 and 52.41% for 2008.

Income tax benefit for 2009 was $153.2 million, compared to income tax expense of $53.8 million for 2008. The change in income tax was primarily due to the level of pretax income/loss between the years.

Recent Developments

On January 25, 2011, the Board of Directors declared a $0.01 per common share dividend payable on February 16, 2011, to shareholders of record as of February 7, 2011. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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

Allowance for Loan Losses: Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements and section “Allowance for Loan Losses.”

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

The Corporation conducted its annual impairment testing in May 2010 and May 2009. In addition, during 2009, quarterly impairment tests were completed. The step one analysis conducted for the wealth segment indicated that the estimated fair value exceeded its carrying value (including goodwill). Therefore, a step two analysis was not required for this reporting unit. The step one analysis completed for the banking segment indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value (including goodwill) and no impairment charge was recorded. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to re-perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.

In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. The Corporation provided the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions. See also, Note 4 “Goodwill and Intangible Assets,” of the notes to the consolidated financial statements.

At December 31, 2010, we had goodwill of $929 million, representing approximately 29% of stockholders’ equity, of which $907 million was assigned to the banking segment and $22 million was assigned to the wealth management segment.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at December 31, 2010 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $7.6 million (or 12%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $7.7 million (or 12%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 1, “Summary of Significant Accounting Policies,” Note 14, “Derivative and Hedging Activities,” and Note 16 “Fair Value Measurements,” of the notes to consolidated financial statements and section “Interest Rate Risk.”

Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at December 31, 2010 and 2009, to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries. Quarterly assessments are performed to determine if additional valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent quarterly losses. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2010. This represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, the Corporation has concluded that based on the weight given to other positive evidence, it is more likely than not that the deferred tax asset will be realized, exclusive of the $6 million valuation allowance on state net operating losses. In making this determination, the Corporation has considered the positive evidence associated with future taxable income, tax planning strategies, and reversing taxable temporary differences in future periods. Most significantly, the Corporation relied upon its ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 12, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

Future Accounting Pronouncements

New accounting policies adopted by the Corporation during 2010 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. In accordance with the guidance, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not if a goodwill impairment exists, the guidance states an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance is effective for reporting periods beginning after December 15, 2010. The Corporation will adopt the accounting standard at the beginning of 2011, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

ITEM 8.	Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In Thousands,
	except share and
	per share data)

ASSETS
Cash and due from banks	$319,487	$770,816
Interest-bearing deposits in other financial institutions	546,125	26,091
Federal funds sold and securities purchased under agreements to resell	2,550	23,785
Investment securities available for sale, at fair value	6,101,341	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	190,968	181,316
Loans held for sale	144,808	81,238
Loans	12,616,735	14,128,625
Allowance for loan losses	(476,813)	(573,533)

Loans, net	12,139,922	13,555,092
Premises and equipment, net	190,533	186,564
Goodwill	929,168	929,168
Other intangible assets, net	88,044	92,807
Other assets	1,132,650	1,191,732

Total assets	$21,785,596	$22,874,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,684,965	$3,274,973
Interest-bearing deposits, excluding Brokered certificates of deposit	11,097,788	13,311,672
Brokered certificates of deposit	442,640	141,968

Total deposits	15,225,393	16,728,613
Short-term borrowings	1,747,382	1,226,853
Long-term funding	1,413,605	1,953,998
Accrued expenses and other liabilities	240,425	226,070

Total liabilities	18,626,805	20,135,534

Stockholders’ equity
Preferred equity	514,388	511,107
Common stock	1,739	1,284
Surplus	1,573,372	1,082,335
Retained earnings	1,041,666	1,081,156
Accumulated other comprehensive income	27,626	63,432
Treasury stock, at cost	—	(706)

Total stockholders’ equity	3,158,791	2,738,608

Total liabilities and stockholders’ equity	$21,785,596	$22,874,142

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	173,887,504	128,428,814
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	—	25,251

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2010	2009	2008
	(In Thousands,
	except per share data)

INTEREST INCOME
Interest and fees on loans	$608,487	$752,265	$952,653
Interest and dividends on investment securities:
Taxable	159,085	192,766	132,994
Tax-exempt	33,915	35,799	39,734
Other interest	4,639	426	1,328

Total interest income	806,126	981,256	1,126,709

INTEREST EXPENSE
Interest on deposits	106,023	160,874	263,306
Interest on short-term borrowings	7,983	16,199	86,584
Interest on long-term funding	58,341	78,178	80,671

Total interest expense	172,347	255,251	430,561

NET INTEREST INCOME	633,779	726,005	696,148
Provision for loan losses	390,010	750,645	202,058

Net interest income (loss) after provision for loan losses	243,769	(24,640)	494,090

NONINTEREST INCOME
Trust service fees	37,853	36,009	38,420
Service charges on deposit accounts	96,740	116,918	118,368
Card-based and other nondeposit fees	47,850	45,977	48,540
Retail commission income	61,256	60,678	62,588
Mortgage banking, net	33,136	40,882	14,684
Capital market fees, net	6,072	5,536	7,390
Bank owned life insurance income	15,761	16,032	19,804
Asset sale losses, net	(2,004)	(4,071)	(1,668)
Investment securities gains (losses), net:
Realized gains, net	28,854	11,705	5
Other-than-temporary impairments	(6,058)	(4,406)	(52,546)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	2,121	1,475	—

Total investment securities gains (losses), net	24,917	8,774	(52,541)
Other	23,942	24,226	30,065

Total noninterest income	345,523	350,961	285,650

NONINTEREST EXPENSE
Personnel expense	323,249	304,390	309,478
Occupancy	49,937	49,341	50,461
Equipment	18,371	18,385	19,123
Data processing	29,714	30,893	30,451
Business development and advertising	18,385	18,033	21,400
Other intangible asset amortization expense	4,919	5,543	6,269
Legal and professional fees	20,439	19,562	14,566
Foreclosure / OREO expense	33,844	38,129	13,685
FDIC expense	46,377	41,934	2,524
Other	85,085	85,210	89,503

Total noninterest expense	630,320	611,420	557,460

Income (loss) before income taxes	(41,028)	(285,099)	222,280
Income tax expense (benefit)	(40,172)	(153,240)	53,828

Net income (loss)	(856)	(131,859)	168,452
Preferred stock dividends and discount accretion	29,531	29,348	3,250

Net income (loss) available to common equity	$(30,387)	$(161,207)	$165,202

Earnings (loss) per common share:
Basic	$(0.18)	$(1.26)	$1.29
Diluted	$(0.18)	$(1.26)	$1.29
Weighted average common shares outstanding:
Basic	171,230	127,858	127,501
Diluted	171,230	127,858	127,775

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC — CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred Equity		Common Stock			Retained	Comprehensive	Treasury
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total
	(In Thousands, except per share data)

Balance, December 31, 2007	—	$—	127,753	$1,278	$1,040,694	$1,305,136	$(2,498)	$(14,905)	$2,329,705
Adjustment for adoption of EITFs 06-4 and 06-10	—	—	—	—	—	(2,515)	—	—	(2,515)

Balance, January 1, 2008, as adjusted	—	$—	127,753	$1,278	$1,040,694	$1,302,621	$(2,498)	$(14,905)	$2,327,190

Comprehensive income:
Net income	—	—	—	—	—	168,452	—	—	168,452
Other comprehensive income	—	—	—	—	—	—	2,553	—	2,553

Comprehensive income									171,005

Issuance of preferred stock	525	507,675	—	—	—	—	—	—	507,675
Issuance of common stock warrants	—	—	—	—	17,325	—	—	—	17,325
Accretion of preferred stock discount	—	333	—	—	—	(333)	—	—	—
Common stock issued:
Stock-based compensation plans, net	—	—	363	3	5,981	(11,535)	—	14,905	9,354
Cash dividends:
Common stock, $1.27 per share	—	—	—	—	—	(162,347)	—	—	(162,347)
Preferred stock	—	—	—	—	—	(2,917)	—	—	(2,917)
Stock-based compensation expense, net	—	—	—	—	6,988	—	—	—	6,988
Tax benefit of stock options	—	—	—	—	2,230	—	—	—	2,230

Balance, December 31, 2008	525	$508,008	128,116	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503

April 1, 2009, adjustment for adoption of accounting standard related to other-than-temporary impairment	—	—	—	—	—	9,745	(9,745)	—	—
Comprehensive income:
Net loss	—	—	—	—	—	(131,859)	—	—	(131,859)
Other comprehensive income	—	—	—	—	—	—	73,122	—	73,122

Comprehensive loss									(58,737)

Common stock issued:
Stock-based compensation plans, net	—	—	312	3	1,157	(972)	—	(107)	81
Purchase of treasury stock	—	—	—	—	—	—	—	(599)	(599)
Cash dividends:
Common stock, $0.47 per share	—	—	—	—	—	(60,350)	—	—	(60,350)
Preferred stock	—	—	—	—	—	(26,250)	—	—	(26,250)
Accretion of preferred stock discount	—	3,099	—	—	—	(3,099)	—	—	—
Stock-based compensation expense, net	—	—	—	—	7,959	—	—	—	7,959
Tax benefit of stock options	—	—	—	—	1	—	—	—	1

Balance, December 31, 2009	525	$511,107	128,428	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608

Comprehensive income:
Net loss	—	—	—	—	—	(856)	—	—	(856)
Other comprehensive loss	—	—	—	—	—	—	(35,806)	—	(35,806)

Comprehensive loss									(36,662)

Common stock issued:
Issuance of common stock	—	—	44,843	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	—	616	7	4,080	(2,155)	—	1,536	3,468
Purchase of treasury stock	—	—	—	—	—	—	—	(830)	(830)
Cash dividends:
Common stock, $0.04 per share	—	—	—	—	—	(6,948)	—	—	(6,948)
Preferred stock	—	—	—	—	—	(26,250)	—	—	(26,250)
Accretion of preferred stock discount	—	3,281	—	—	—	(3,281)	—	—	—
Stock-based compensation expense, net	—	—	—	—	9,036	—	—	—	9,036
Tax benefit of stock options	—	—	—	—	11	—	—	—	11

Balance, December 31, 2010	525	$514,388	173,887	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	($ in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(856)	$(131,859)	$168,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	390,010	750,645	202,058
Depreciation and amortization	30,108	30,623	28,941
Addition to valuation allowance on mortgage servicing rights, net	3,067	6,776	6,825
Amortization of mortgage servicing rights	22,942	19,619	16,057
Amortization of other intangible assets	4,919	5,543	6,269
Amortization and accretion on earning assets, funding, and other, net	62,714	56,734	4,878
Deferred income taxes	50,808	(134,827)	(41,552)
Tax benefit from exercise of stock options	11	1	2,230
Excess tax benefit from stock-based compensation	—	—	(919)
Gain on sales of investment securities, net and impairment write-downs	(24,917)	(8,774)	52,541
Loss on sales of assets, net	2,004	4,071	1,668
Gain on mortgage banking activities, net	(34,967)	(45,926)	(17,726)
Mortgage loans originated and acquired for sale	(2,314,557)	(3,724,441)	(1,413,995)
Proceeds from sales of mortgage loans held for sale	2,259,789	3,731,633	1,416,617
Decrease in interest receivable	13,466	10,887	10,753
Decrease in interest payable	(4,051)	(10,734)	(7,435)
Net change in other assets and other liabilities	45,464	(438,209)	2,194

Net cash provided by operating activities	505,954	121,762	437,856

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	616,608	1,612,146	(1,017,570)
Purchases of:
Investment securities	(3,369,225)	(3,684,541)	(2,709,851)
Premises, equipment, and software, net of disposals	(34,595)	(22,794)	(31,471)
Other assets	(15,516)	(6,273)	(9,233)
Proceeds from:
Sales of investment securities	971,662	690,762	3,550
Calls and maturities of investment securities	2,027,847	2,380,569	1,198,153
Sales of other assets	67,400	56,314	83,761
Sales of loans originated for investment	352,589	—	—

Net cash provided by (used in) investing activities	616,770	1,026,183	(2,482,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,503,220)	1,573,817	1,180,882
Net increase (decrease) in short-term borrowings	520,529	(2,477,083)	477,149
Repayment of long-term funding	(940,361)	(707,597)	(528,395)
Proceeds from issuance of long-term funding	400,000	800,000	525,822
Proceeds from issuance of common stock	478,358	—	—
Proceeds from issuance of preferred stock and common stock warrants	—	—	525,000
Cash dividends on common stock	(6,948)	(60,350)	(162,347)
Cash dividends on preferred stock	(26,250)	(26,250)	—
Proceeds from exercise of stock options, net	3,468	81	9,354
Purchase of common stock	(830)	(599)	—
Excess tax benefit from stock-based compensation	—	—	919

Net cash provided by (used in) financing activities	(1,075,254)	(897,981)	2,028,384

Net increase (decrease) in cash and cash equivalents	47,470	249,964	(16,421)
Cash and cash equivalents at beginning of year	820,692	570,728	587,149

Cash and cash equivalents at end of year	$868,162	$820,692	$570,728

Supplemental disclosures of cash flow information:
Cash paid for interest	$175,776	$265,501	$437,995
Cash (received) paid for income taxes	(93,723)	46,213	85,952
Loans and bank premises transferred to other real estate owned	49,427	73,754	49,241
Capitalized mortgage servicing rights	26,165	44,580	17,263

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

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

Investment Securities Available for Sale

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income (loss). See Note 2 for additional information on investment securities.

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

Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this definition.

Interest income on loans is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for retail loans is discontinued when loans reach specific delinquency levels. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

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

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income (loss). The carrying value of loans held for sale included a market valuation adjustment of $2.0 million at December 31, 2010 and $0.3 million at December 31, 2009. Holding costs are treated as period costs.

Allowance for Loan Losses

The allowance for loan losses is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio, and is based on quarterly evaluations of the collectability and historical loss experience of loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio.

Management, judging current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this definition. When an individual loan is determined to be impaired, the allowance for loan losses attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are collectively evaluated for impairment. Interest income on impaired loans is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible.

Management believes that the level of the allowance for loan losses is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations. See Loans above for further policy discussion and see Note 3 for additional information on the allowance for loan losses.

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair market value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs. Other real estate owned totaled $44.3 million and $68.4 million at December 31, 2010 and 2009, respectively.

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

Premises and Equipment and Software

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over the estimated useful lives. Estimated useful lives of the assets range predominantly as follows: 3 to 15 years for land improvements, 5 to 39 years for buildings, 3 to 5 years for computers, and 3 to 15 years for furniture, fixtures, and other equipment. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Software, included in other assets in the consolidated balance sheets, is amortized on a straight-line basis over the lesser of the contract terms or the estimated useful life of the software. See Note 5 for additional information on premises and equipment.

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 14 years for both 2010 and 2009). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but is subject to impairment tests on at least an annual basis or earlier whenever an event occurs indicating that goodwill may be impaired. Any impairment of goodwill or other intangibles will be recognized as an expense in the period of impairment and such impairment could be material. The Corporation completes the annual goodwill impairment test by segment as of May 1 of each year. Note 4 includes a summary of the Corporation’s goodwill, core deposit intangibles, and other intangibles.

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 4 for additional information on mortgage servicing rights.

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

It is the Corporation’s policy to provide for uncertain tax positions as a part of income tax expense and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2010 and 2009, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 12 for additional information on income taxes.

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

The Corporation measures the effectiveness of its hedges, where applicable, at inception and each quarter on an on-going basis. For a fair value hedge, the cumulative change in the fair value of the hedge instrument attributable to the risk being hedged versus the cumulative fair value change of the hedged item attributable to the risk being hedged is considered to be the “ineffective” portion, which is recorded as an increase or decrease in the related income statement classification of the item being hedged (i.e., net interest income). For a cash flow hedge, the ineffective portions of changes in the fair value are recognized immediately in the related income statement account. See Note 14 for additional information on derivative financial instruments and hedging activities.

Stock-Based Compensation

The Corporation recognizes compensation expense for the fair value of stock grants on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income (loss). See Note 10 for additional information on stock-based compensation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell.

Per Share Computations

Earnings per share are calculated utilizing the two class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants). Also see Notes 9 and 18.

New Accounting Pronouncements Adopted

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. The Corporation adopted the accounting standard, except for the activity-related disclosures which are required to be adopted in 2011, as of December 31, 2010, with no material impact on the its results of operations, financial position, and liquidity. See Note 3 for additional disclosures required under this accounting standard.

In April 2010, the FASB issued guidance which clarifies the accounting for acquired loans that have evidence of deterioration in credit quality since origination. In accordance with this guidance, an entity may not apply troubled debt restructuring accounting guidance to individual loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Loans that are accounted for individually would continue to be subject to the troubled debt restructuring accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of this guidance. The guidance is effective for reporting periods ending after July 15, 2010. The Corporation adopted the accounting standard for the period ending September 30, 2010 with no material impact on its results of operations, financial position, and liquidity.

In March 2010, the FASB issued a clarification on the scope exception for embedded credit derivatives. The guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial debt instrument to another. The guidance is effective beginning in the first reporting periods after June 15, 2010, with earlier adoption permitted for the quarter beginning after March 31, 2010. The Corporation adopted the accounting standard for the period ending December 31, 2010 with no material impact on its results of operations, financial position, and liquidity.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard was effective at the beginning of 2010, except for the detailed Level 3 disclosures, which will be effective at the beginning of 2011. The Corporation adopted the accounting standard, except for the detailed Level 3 disclosures, at the beginning of 2010, with no material impact on its results of operations, financial position, and liquidity. See Note 16 for additional disclosures required under this accounting standard.

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

NOTE 2	INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2010 and 2009, were as follows:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in Thousands)

U. S. Treasury securities	$1,199	$9	$—	$1,208
Federal agency securities	29,791	1	(25)	29,767
Obligations of state and political subdivisions (municipal securities)	829,058	14,894	(5,350)	838,602
Residential mortgage-related securities	4,831,481	117,530	(38,514)	4,910,497
Commercial mortgage-related securities	7,604	149	—	7,753
Asset-backed securities(1)	299,459	3	(621)	298,841
Other securities (debt and equity)	13,384	2,603	(1,314)	14,673

Total securities available for sale	$6,011,976	$135,189	$(45,824)	$6,101,341

(1)	Asset-backed securities position are largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	($ in Thousands)

U. S. Treasury securities	$3,896	$7	$(28)	$3,875
Federal agency securities	41,980	1,428	(1)	43,407
Obligations of state and political subdivisions (municipal securities)	865,111	20,960	(906)	885,165
Residential mortgage-related securities	4,751,033	144,776	(13,290)	4,882,519
Other securities (debt and equity)	20,954	1,274	(1,661)	20,567

Total securities available for sale	$5,682,974	$168,445	$(15,886)	$5,835,533

The amortized cost and fair values of investment securities available for sale at December 31, 2010, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010
	Amortized	Fair
	Cost	Value
	($ in Thousands)

Due in one year or less	$52,324	$52,698
Due after one year through five years	115,829	119,870
Due after five years through ten years	547,432	555,682
Due after ten years	150,661	146,905

Total debt securities	866,246	875,155
Residential mortgage-related securities	4,831,481	4,910,497
Commercial mortgage-related securities	7,604	7,753
Asset-backed securities	299,459	298,841
Equity securities	7,186	9,095

Total securities available for sale	$6,011,976	$6,101,341

Net investment securities gains of $24.9 million for 2010 were attributable to gains of $28.9 million on the sale of residential mortgage-related, federal agency, and municipal securities, partially offset by losses of $0.1 million on the sale of municipal securities and $3.9 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including a $3.0 million write-down on trust preferred debt securities, a $0.1 million write-down on a non-agency mortgage-related security and an $0.8 million write-down on various equity securities). Net investment securities gains of $8.8 million for 2009 were attributable to gains of $14.6 million on the sale of mortgage-related securities, partially offset by a $2.9 million loss on the sale of mortgage-related securities and $2.9 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including a $2.0 million write-down on a trust preferred debt security, a $0.4 million write-down on a non-agency mortgage-related security, and a $0.5 million write-down on various equity securities). Investment securities losses of $52.5 million for 2008 were attributable to other-than-temporary write-downs on the Corporation’s holdings of various investment securities (including a $31.1 million write-down on a non-agency mortgage-related security, a $13.2 million write-down on FHLMC and FNMA preferred stocks, a $6.8 million write-down on trust preferred debt securities pools, and a $1.4 million write-down on common equity securities).

Total proceeds and gross realized gains and losses from sales and write-downs of investment securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2010	2009	2008
	($ in Thousands)

Gross gains	$28,939	$14,597	$5
Gross losses	(4,022)	(5,823)	(52,546)

Investment securities gains (losses), net	$24,917	$8,774	$(52,541)
Proceeds from sales of investment securities available for sale	971,662	690,762	3,550

Pledged securities with a carrying value of approximately $3.0 billion and $2.3 billion at December 31, 2010, and December 31, 2009, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 months		12 months or more		Total

	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)

December 31, 2010:
Federal agency securities	$(25)	$29,716	$—	$—	$(25)	$29,716
Obligations of state and political subdivisions (municipal securities)	(4,983)	237,902	(367)	2,543	(5,350)	240,445
Residential mortgage-related securities	(36,280)	1,613,498	(2,234)	43,306	(38,514)	1,656,804
Asset-backed securities	(621)	293,568	—	—	(621)	293,568
Other securities (debt and equity)	(1)	100	(1,313)	864	(1,314)	964

Total	$(41,910)	$2,174,784	$(3,914)	$46,713	$(45,824)	$2,221,497

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

Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at December 31, 2010, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current volatile market conditions, and not credit deterioration. At December 31, 2010, the number of investment securities in an unrealized loss position for less than 12 months for federal agency, municipal, residential mortgage-related and asset-backed securities was 3, 354, 81 and 33, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and residential mortgage-related categories was 3 and 11, respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2010, the $1.3 million unrealized loss position on other securities was primarily comprised of 3 individual trust preferred debt securities pools. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities during 2009 and 2010.

	Non-agency
	Mortgage-Related	Trust Preferred
	Securities	Debt Securities	Total
	$ in Thousands

Balance of credit-related other-than-temporary impairment at April 1, 2009	$(17,026)	$(5,027)	$(22,053)
Credit losses on newly identified impairment	(446)	(2,000)	(2,446)

Balance of credit-related other-than-temporary impairment at December 31, 2009	(17,472)	(7,027)	(24,499)
Credit losses on newly identified impairment	(84)	(2,992)	(3,076)

Balance of credit-related other-than-temporary impairment at December 31, 2010	$(17,556)	$(10,019)	$(27,575)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009, respectively.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At December 31, 2010, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $69.9 million, compared to FHLB stock of $121.1 million and Federal Reserve Bank stock of $60.2 million at December 31, 2009. During 2010, the Corporation purchased $9.7 million of Federal Reserve stock, while during 2009 the Corporation redeemed $24.9 million of FHLB stock at par. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2010, 2009, or 2008.

NOTE 3	LOANS:

Loans at December 31 are summarized below.

	2010	2009
	($ in Thousands)

Commercial and industrial	$3,049,752	$3,450,632
Commercial real estate	3,389,213	3,817,066
Real estate construction	553,069	1,397,493
Lease financing	60,254	95,851

Total commercial	7,052,288	8,761,042
Home equity	2,523,057	2,546,167
Installment	695,383	873,568

Total retail	3,218,440	3,419,735
Residential mortgage	2,346,007	1,947,848

Total consumer	5,564,447	5,367,583

Total loans	$12,616,735	$14,128,625

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized as follows:

2010
($ in Thousands)

Balance at beginning of year	$48,487
New loans	43,131
Repayments	(19,484)
Changes due to status of executive officers and directors	(21,385)

Balance at end of year	$50,749

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in our core footprint. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2010, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans. However, the Corporation has several areas of larger exposures (less than 10% of total loans) which are being closely monitored, such as $426 million of commercial and industrial leveraged loans, $315 million of residential and land development loans, and $110 million of broker generated home equity loans.

A summary of the changes in the allowance for loan losses for the years indicated is as follows:

	2010	2009	2008
	($ in Thousands)

Balance at beginning of year	$573,533	$265,378	$200,570
Provision for loan losses	390,010	750,645	202,058
Charge offs	(528,492)	(452,206)	(145,826)
Recoveries	41,762	9,716	8,576

Net charge offs	(486,730)	(442,490)	(137,250)

Balance at end of year	$476,813	$573,533	$265,378

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans at December 31:

	2010	2009
	($ in Thousands)

Nonaccrual loans	$574,356	$1,077,799
Accruing loans past due 90 days or more	3,418	24,981
Restructured loans (accruing)	79,935	19,037

The following table presents nonaccrual loans at December 31, 2010 and 2009.

	2010	2009
	($ in Thousands)

Commercial and industrial	$99,845	$230,000
Commercial real estate	223,927	306,093
Real estate construction	94,929	409,289
Lease financing	17,080	19,506

Total commercial	435,781	964,888
Home equity	51,712	24,452
Installment	10,544	6,648

Total retail	62,256	31,100
Residential mortgage	76,319	81,811

Total consumer	138,575	112,911

Total loans	$574,356	$1,077,799

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

While an asset is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge off of identified losses, if any) is deemed to be fully collectible. The determination as to the ultimate collectability of the asset’s remaining recorded investment must be supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A sustained period of repayment performance generally would be a minimum of six months.

Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. During 2009, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with our mortgage customers to provide them with an affordable monthly payment through extension of the maturity date, reduction in interest rate, and / or partial principal forbearance. During 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged off.

The following table presents commercial loans by credit quality indicator at December 31, 2010.

		Special	Potential
	Pass	Mention	Problem	Impaired	Total
	($ in Thousands)

Commercial and industrial	$2,363,554	$222,089	$354,284	$109,825	$3,049,752
Commercial real estate	2,429,339	227,557	492,778	239,539	3,389,213
Real estate construction	311,810	32,180	91,618	117,461	553,069
Lease financing	40,101	456	2,617	17,080	60,254

Total commercial	$5,144,804	$482,282	$941,297	$483,905	$7,052,288

The following table presents consumer loans by credit quality indicator at December 31, 2010.

		30-89 Days	Potential
	Performing	Past Due	Problem	Impaired	Total
	($ in Thousands)

Home equity	$2,442,661	$13,886	$3,057	$63,453	$2,523,057
Installment	673,820	9,624	703	11,236	695,383

Total retail	3,116,481	23,510	3,760	74,689	3,218,440
Residential mortgage	2,222,916	8,722	18,672	95,697	2,346,007

Total consumer	$5,339,397	$32,232	$22,432	$170,386	$5,564,447

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, and sound nonaccrual and charge off policies.

For commercial loans, management has determined pass to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by their structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this definition. Commercial loans classified as special mention, potential problem, and impaired are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year.

The following table presents loans by past due status at December 31, 2010.

	30-89 Days	90 Days or More
	Past Due	Past Due	Total Past Due	Current	Total

	($ in Thousands)

Accruing loans
Commercial and industrial	$33,013	$—	$33,013	$2,916,894	$2,949,907
Commercial real estate	46,486	2,096	48,582	3,116,704	3,165,286
Real estate construction	8,016	—	8,016	450,124	458,140
Lease financing	132	—	132	43,042	43,174

Total commercial	87,647	2,096	89,743	6,526,764	6,616,507
Home equity	13,886	796	14,682	2,456,663	2,471,345
Installment	9,624	526	10,150	674,689	684,839

Total retail	23,510	1,322	24,832	3,131,352	3,156,184
Residential mortgage	8,722	—	8,722	2,260,966	2,269,688

Total consumer	32,232	1,322	33,554	5,392,318	5,425,872

Total loans	$119,879	$3,418	$123,297	$11,919,082	$12,042,379

Nonaccrual loans
Commercial and industrial	$3,426	$57,215	$60,641	$39,204	$99,845
Commercial real estate	12,429	82,675	95,104	128,823	223,927
Real estate construction	297	56,443	56,740	38,189	94,929
Lease financing	283	998	1,281	15,799	17,080

Total commercial	16,435	197,331	213,766	222,015	435,781
Home equity	5,727	37,169	42,896	8,816	51,712
Installment	1,091	7,141	8,232	2,312	10,544

Total retail	6,818	44,310	51,128	11,128	62,256
Residential mortgage	8,249	50,609	58,858	17,461	76,319

Total consumer	15,067	94,919	109,986	28,589	138,575

Total loans	$31,502	$292,250	$323,752	$250,604	$574,356

Total loans
Commercial and industrial	$36,439	$57,215	$93,654	$2,956,098	$3,049,752
Commercial real estate	58,915	84,771	143,686	3,245,527	3,389,213
Real estate construction	8,313	56,443	64,756	488,313	553,069
Lease financing	415	998	1,413	58,841	60,254

Total commercial	104,082	199,427	303,509	6,748,779	7,052,288
Home equity	19,613	37,965	57,578	2,465,479	2,523,057
Installment	10,715	7,667	18,382	677,001	695,383

Total retail	30,328	45,632	75,960	3,142,480	3,218,440
Residential mortgage	16,971	50,609	67,580	2,278,427	2,346,007

Total consumer	47,299	96,241	143,540	5,420,907	5,564,447

Total loans	$151,381	$295,668	$447,049	$12,169,686	$12,616,735

The following table presents data on impaired loans at December 31.

	2010	2009

	($ in Thousands)

Impaired loans for which a valuation allowance has been provided	$469,676	$622,890
Impaired loans for which no valuation allowance has been provided	184,615	473,946

Total loans determined to be impaired	$654,291	$1,096,836

Allowance for loan losses related to impaired loans	$144,390	$159,457

	2010	2009	2008

	($ in Thousands)

For the years ended December 31:
Average recorded investment in impaired loans	$701,930	$687,209	$248,804

Cash basis interest income recognized from impaired loans	$15,917	$41,098	$13,589

The following table presents impaired loans at December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

	($ in Thousands)

Loans with a related allowance
Commercial and industrial	$80,507	$100,297	$29,900	$93,966	$2,399
Commercial real estate	137,808	151,723	33,487	146,880	3,224
Real estate construction	77,312	85,173	29,098	64,049	920
Lease financing	16,680	16,680	6,364	18,832	74

Total commercial	312,307	353,873	98,849	323,727	6,617
Home equity	59,975	61,894	28,933	62,805	1,652
Installment	11,231	11,649	7,776	12,481	294

Total retail	71,206	73,543	36,709	75,286	1,946
Residential mortgage	86,163	91,749	8,832	92,602	2,514

Total consumer	157,369	165,292	45,541	167,888	4,460

Total loans	$469,676	$519,165	$144,390	$491,615	$11,077

Loans with no related allowance
Commercial and industrial	$29,318	$35,841	$—	$28,831	$806
Commercial real estate	101,731	119,963	—	111,267	2,203
Real estate construction	40,149	58,662	—	55,376	1,483
Lease financing	400	400	—	745	—

Total commercial	171,598	214,866	—	196,219	4,492
Home equity	3,478	3,483	—	3,414	102
Installment	5	5	—	7	—

Total retail	3,483	3,488	—	3,421	102
Residential mortgage	9,534	11,267	—	10,675	246

Total consumer	13,017	14,755	—	14,096	348

Total loans	$184,615	$229,621	$—	$210,315	$4,840

Total
Commercial and industrial	$109,825	$136,138	$29,900	$122,797	$3,205
Commercial real estate	239,539	271,686	33,487	258,147	5,427
Real estate construction	117,461	143,835	29,098	119,425	2,403
Lease financing	17,080	17,080	6,364	19,577	74

Total commercial	483,905	568,739	98,849	519,946	11,109
Home equity	63,453	65,377	28,933	66,219	1,754
Installment	11,236	11,654	7,776	12,488	294

Total retail	74,689	77,031	36,709	78,707	2,048
Residential mortgage	95,697	103,016	8,832	103,277	2,760

Total consumer	170,386	180,047	45,541	181,984	4,808

Total loans	$654,291	$748,786	$144,390	$701,930	$15,917

NOTE 4	GOODWILL AND INTANGIBLE ASSETS:

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. The annual review of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value of the banking segment. Therefore, no impairment charge was recorded. There were no impairment charges recorded in 2010, 2009, or 2008. During 2009, management also completed interim reviews of goodwill and these interim reviews of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the banking segment exceeded the carrying value of the banking segment. Therefore, no impairment charge was recorded. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At December 31, 2010, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the years ended December 31, 2010, 2009, and 2008.

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while the other intangibles are assigned to the wealth management segment as of December 31, 2010. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	2010	2009	2008
	($ in Thousands)

Core deposit intangibles:

Gross carrying amount(1)	$41,831	$47,748	$47,748
Accumulated amortization	(27,121)	(29,288)	(25,165)

Net book value	$14,710	$18,460	$22,583

Amortization during the year	3,750	4,123	4,585
Other intangibles:

Gross carrying amount	$20,433	$20,433	$20,433
Accumulated amortization	(11,008)	(9,839)	(8,419)

Net book value	$9,425	$10,594	$12,014

Deductions during the year(2)	—	—	167
Amortization during the year	1,169	1,420	1,684

(1)	Other intangibles of $5.9 million were fully amortized during 2009 and have been removed from both the gross carrying amount and the accumulated amortization for 2010.

(2)	The $0.2 million deduction during 2008 was attributable to the write-off of unamortized customer list intangible related to the sale of third party business contracts.

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Conversely, as mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 16 which further discusses fair value measurement relative to the mortgage servicing rights asset.

Mortgage servicing rights expense is a component of mortgage banking, net, in the consolidated statements of income (loss). The $26.0 million mortgage servicing rights expense for 2010 was comprised of $22.9 million of base amortization and a $3.1 million addition to the valuation reserve. For 2009, the $26.4 million mortgage servicing rights expense was comprised of $19.6 million of base amortization and a $6.8 million addition to the valuation allowance, while for 2008, the $22.9 million mortgage servicing rights expense included $16.1 million base amortization and a $6.8 million addition to the valuation allowance.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

Mortgage servicing rights	2010	2009	2008
	($ in Thousands)

Mortgage servicing rights at beginning of year	$80,986	$56,025	$54,819
Additions	26,165	44,580	17,263
Amortization	(22,942)	(19,619)	(16,057)

Mortgage servicing rights at end of year	$84,209	$80,986	$56,025

Valuation allowance at beginning of year	(17,233)	(10,457)	(3,632)
Additions, net	(3,067)	(6,776)	(6,825)

Valuation allowance at end of year	(20,300)	(17,233)	(10,457)

Mortgage servicing rights, net	$63,909	$63,753	$45,568

Fair value of Mortgage servicing rights	$64,378	$66,710	$52,882
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,453,000	$7,667,000	$6,606,000
Mortgage servicing rights, net to servicing portfolio	0.86%	0.83%	0.69%
Mortgage servicing rights expense(1)	$26,009	$26,395	$22,882

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income (loss).

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2010. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)

Year ending December 31,
2011	$3,700	$1,000	$21,400
2012	3,200	1,000	17,400
2013	3,100	900	13,800
2014	2,900	900	10,800
2015	1,400	800	8,200

NOTE 5	PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows:

		2010			2009
	Estimated		Accumulated	Net Book	Net Book
	Useful Lives	Cost	Depreciation	Value	Value
	($ in Thousands)
Land	—	$43,744	$—	$43,744	$43,770
Land improvements	3 – 15 years	5,514	2,734	2,780	2,364
Buildings	5 – 39 years	201,560	105,784	95,776	98,571
Computers	3 – 5 years	38,857	28,960	9,897	7,539
Furniture, fixtures and other equipment	3 – 15 years	128,350	96,486	31,864	27,087
Leasehold improvements	5 – 30 years	25,907	19,435	6,472	7,233

Total premises and equipment		$443,932	$253,399	$190,533	$186,564

Depreciation and amortization of premises and equipment totaled $21.6 million in 2010, $21.8 million in 2009, and $22.3 million in 2008.

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

($ in Thousands)

2011	$11,775
2012	11,985
2013	9,933
2014	8,460
2015	7,397
Thereafter	29,313

Total	$78,863

Total rental expense under leases, net of sublease income, totaled $13.4 million in 2010, $13.2 million in 2009, and $16.8 million in 2008.

NOTE 6	DEPOSITS:

The distribution of deposits at December 31 was as follows:

	2010	2009
	($ in Thousands)

Noninterest-bearing demand deposits	$3,684,965	$3,274,973
Savings deposits	887,236	845,509
Interest-bearing demand deposits	1,870,664	3,099,358
Money market deposits	5,434,867	5,806,661
Brokered certificates of deposit	442,640	141,968
Other time deposits	2,905,021	3,560,144

Total deposits	$15,225,393	$16,728,613

Time deposits of $100,000 or more were $1.0 billion and $1.3 billion at December 31, 2010 and 2009, respectively.

Aggregate annual maturities of all time deposits at December 31, 2010, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)

2011	$2,210,704
2012	952,094
2013	100,906
2014	70,904
2015	12,785
Thereafter	268

Total	$3,347,661

NOTE 7	SHORT-TERM BORROWINGS:

Short-term borrowings at December 31 were as follows:

	2010	2009
	($ in Thousands)

Federal funds purchased and securities sold under agreements to repurchase	$718,694	$598,488
Federal Reserve Term Auction Facility	—	600,000
FHLB advances	1,000,000	—
Treasury, tax, and loan notes	28,688	28,365

Total short-term borrowings	$1,747,382	$1,226,853

The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year, while the Federal Reserve funds represent short-term borrowings through the Term Auction Facility. The securities sold under agreements to repurchase are short-term borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans.

NOTE 8	LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows:

	2010	2009
	($ in Thousands)

Federal Home Loan Bank (“FHLB”) advances	$1,000,528	$1,010,576
Repurchase agreements	—	500,000
Subordinated debt, net	195,436	225,247
Junior subordinated debentures, net	215,848	216,069
Other borrowed funds	1,793	2,106

Total long-term funding	$1,413,605	$1,953,998

FHLB advances: At December 31, 2010, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.66% and 2.22% at December 31, 2010, and 2009, respectively. These advances all had fixed contractual rates at both December 31, 2010 and 2009.

Repurchase agreements: There were no outstanding repurchase agreements at December 31, 2010. At December 31, 2009, the repurchase agreements had weighted-average interest rates of 2.60%. These repurchase agreements were 80% fixed rate at December 31, 2009. During the first quarter of 2010, the Corporation paid an early termination penalty of $2.5 million (included in other noninterest expense on the consolidated statements of income (loss)) on the repayment of $200 million of long-term repurchase agreements, while the remaining $300 million of long-term repurchase agreements matured during 2010.

Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. The Corporation retired $30 million of the August 2001 debt in the third quarter of 2010 and paid an early termination penalty of $0.7 million (included in other noninterest expense on the consolidated statements of income (loss)). Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity. The August 2001 notes are due and payable in August 2011 and, in accordance with regulatory guidelines, no longer qualify as Tier 2 capital.

Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed during 2010 and 2009. The carrying value of the ASBC Debentures was $179.7 million at both December 31, 2010 and 2009. With its October 2005 acquisition, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.09% at December 31, 2010) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.74% at December 31, 2010) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed during 2010 and 2009. The carrying value of the SFSC Debentures was $36.2 million at December 31, 2010 and $36.4 million at December 31, 2009.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2010:

Year	($ in Thousands)

2011	$669,912
2012	100,067
2013	400,062
2014	20
2015	1,793
Thereafter	241,751

Total long-term funding	$1,413,605

Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances. At December 31, 2010, approximately $2.7 billion and $0.9 billion of residential mortgage and home equity loans, respectively, were pledged to the FHLB.

NOTE 9	STOCKHOLDERS’ EQUITY:

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

Common Equity: On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44.8 million shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478.3 million after deducting underwriting discounts and commissions. The Corporation used the net proceeds of this offering, which will qualify as tangible common equity and Tier 1 capital, to support continued growth and for working capital and other general corporate purposes.

Subsidiary Equity: At December 31, 2010, subsidiary equity equaled $3.0 billion, of which approximately $39 million could be paid to the Parent Company in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary. See Note 17 for additional information on regulatory requirements for the Bank.

Stock Repurchases: The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2010 and 2009, no shares were repurchased under these authorizations. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.

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

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Years Ended December 31,
	2010	2009	2008
	($ in Thousands)

Net income (loss)	$(856)	$(131,859)	$168,452
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(38,278)	113,455	(8,817)
Reclassification adjustment for net (gains) losses realized in net income	(24,917)	(8,774)	52,541
Income tax (expense) benefit	24,785	(37,534)	(16,559)

Other comprehensive income (loss) on investment securities available for sale	(38,410)	67,147	27,165
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	467	467	472
Net gain (loss), net of amortization	2,271	2,736	(29,362)
Income tax (expense) benefit	(1,106)	(1,236)	11,556

Other comprehensive income (loss) on pension and postretirement obligations	1,632	1,967	(17,334)
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(4,542)	(1,814)	(16,679)
Reclassification adjustment for net losses and interest expense for
interest differential on derivative instruments realized in net income	6,013	8,540	4,343
Income tax (expense) benefit	(499)	(2,718)	5,058

Other comprehensive income (loss) on cash flow hedging relationships	972	4,008	(7,278)

Total other comprehensive income (loss)	(35,806)	73,122	2,553

Comprehensive income (loss)	$(36,662)	$(58,737)	$171,005

NOTE 10	STOCK-BASED COMPENSATION:

At December 31, 2010, the Corporation had one stock-based compensation plan (discussed below). All stock awards granted under this plan have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted. The stock incentive plans of acquired companies were terminated as to future option grants at each respective merger date. Option holders under such plans received the Corporation’s common stock, options to buy the Corporation’s common stock, or cash, based on the conversion terms of the various merger agreements.

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

Stock-Based Compensation Plans:

In 1987 (as amended subsequently, and most recently in 2005), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the Amended and Restated Long-Term Incentive Stock Plan (“Stock

Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. This plan expired during 2010, and as of December 31, 2010, there are no shares available for grants.

In January 2003 (as amended subsequently, and most recently in 2009), the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2003 Long-Term Incentive Plan (“2003 Plan”), which provides for the granting of options or other stock awards (e.g., restricted stock awards and salary shares) to key employees. Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. This plan expired during 2010, and as of December 31, 2010, there are no shares available for grants.

In March 2010, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2010 Incentive Compensation Plan (“2010 Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2010, approximately 12.1 million shares remain available for grants.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2010, 2009 and 2008.

	2010	2009	2008

Dividend yield	3.00%	4.95%	5.12%
Risk-free interest rate	2.70%	1.87%	2.77%
Expected volatility	45.38%	36.00%	21.32%
Weighted average expected life	6 years	6 years	6 years
Weighted average per share fair value of options	$4.60	$3.60	$2.74

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

A summary of the Corporation’s stock option activity for 2010, 2009, and 2008, is presented below.

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2007	6,319,413	$27.43
Granted	1,256,790	24.35
Exercised	(576,685)	18.20
Forfeited or expired	(417,816)	30.55

Outstanding at December 31, 2008	6,581,702	$27.45	5.87	—

Options exercisable at December 31, 2008	4,770,537	$27.44	4.77	—

Outstanding at December 31, 2008	6,581,702	$27.45
Granted	975,548	17.05
Exercised	(945)	16.70
Forfeited or expired	(847,687)	25.73

Outstanding at December 31, 2009	6,708,618	$26.16	5.61	—

Options exercisable at December 31, 2009	4,811,626	$27.73	4.50	—

Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,348,474	13.24
Exercised	(14,868)	12.71
Forfeited or expired	(740,766)	20.95

Outstanding at December 31, 2010	7,301,458	$24.33	5.01	—

Options exercisable at December 31, 2010	5,275,738	$27.60	3.63	—

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2010:

	Options	Weighted Average	Remaining	Options	Weighted Average
	Outstanding	Exercise Price	Life (Years)	Exercisable	Exercise Price

Range of Exercise Prices:
$9.26 — $15.40	1,278,279	$13.23	9.11	23,250	$12.43
$17.26 — $19.98	1,219,292	18.10	5.41	714,853	18.60
$20.01 — $24.89	1,834,635	23.40	3.79	1,571,353	23.15
$26.39 — $32.83	1,492,582	31.01	3.38	1,489,612	31.02
$33.03 — $34.27	1,476,670	33.48	4.26	1,476,670	33.48

TOTAL	7,301,458	$24.33	5.01	5,275,738	$27.60

The following table summarizes information about the Corporation’s nonvested stock option activity for 2010, 2009, and 2008.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2007	1,030,125	$6.03
Granted	1,256,790	2.74
Vested	(337,557)	6.06
Forfeited	(138,193)	4.66

Nonvested at December 31, 2008	1,811,165	$3.85

Nonvested at December 31, 2008	1,811,165	$3.85
Granted	975,548	3.60
Vested	(650,629)	4.07
Forfeited	(239,092)	4.26

Nonvested at December 31, 2009	1,896,992	$3.60

Nonvested at December 31, 2009	1,896,992	$3.60
Granted	1,348,474	4.60
Vested	(920,969)	3.93
Forfeited	(298,777)	3.78

Nonvested at December 31, 2010	2,025,720	$4.09

For the year ended December 31, 2010 and 2009, the intrinsic value of stock options exercised was less than $0.1 million, while for the year ended December 31, 2008, the intrinsic value of stock options exercised was $3.8 million. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During 2010, less than $0.2 million was received for the exercise of stock options. The total fair value of stock options that vested was $3.6 million, $2.6 million and $2.0 million, respectively, for the years ended December 31, 2010, 2009, and 2008. The Corporation recognized compensation expense of $3.4 million, $3.6 million, and $3.0 million for 2010, 2009, and 2008, respectively, for the vesting of stock options. At December 31, 2010, the Corporation had $5.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.

The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for 2010, 2009, and 2008.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2007	164,840	$33.14
Granted	265,900	24.43
Vested	(69,074)	32.47
Forfeited	(7,339)	32.21

Outstanding at December 31, 2008	354,327	$26.75

Outstanding at December 31, 2008	354,327	$26.75
Granted	371,643	16.48
Vested	(146,320)	27.96
Forfeited	(52,519)	21.80

Outstanding at December 31, 2009	527,131	$19.67

Outstanding at December 31, 2009	527,131	$19.67
Granted	604,343	12.38
Vested	(205,239)	21.68
Forfeited	(153,973)	17.12

Outstanding at December 31, 2010	772,262	$13.94

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the requisite vesting period specified in the grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in two years after the grant date when all funds received under the Capital Purchase Program (“CPP”) have been paid in full. When the CPP funds have been repaid, the shares will vest in 25% increments as the funds are repaid (i.e., 0% vest when less than 25% is repaid, 25% vest when 25-49% is repaid, 50% vest when 50-74% is repaid, 75% vest when 75-99% is repaid, and 100% vest when the full amount is repaid). Expense for restricted stock awards of approximately $5.6 million, $4.3 million, and $4.0 million was recorded for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, the Corporation had $5.8 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2012.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months based on the month of grant. The Corporation recognized compensation expense of $3.3 million on the granting of 244,062 salary shares (or an average cost per share of $13.43) during 2010 and $0.1 million on the granting of 5,841 salary shares (or an average cost per share of $11.06) for the three months ended December 31, 2009.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options, granting of restricted stock awards, and the granting of salary shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the CPP.

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

The funded status and amounts recognized in the 2010 and 2009 consolidated balance sheets, as measured on December 31, 2010 and 2009, respectively, for the Pension and Postretirement Plans were as follows.

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2010	2010	2009	2009

	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$133,554	$—	$109,111	$—
Actual return on plan assets	14,477	—	22,105	—
Employer contributions	20,000	610	10,000	560
Gross benefits paid	(8,240)	(610)	(7,662)	(560)

Fair value of plan assets at end of year	$159,791	$—	$133,554	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$119,935	$4,429	$105,202	$4,562
Service cost	9,622	—	8,649	—
Interest cost	6,377	227	6,261	261
Actuarial loss	1,420	104	7,485	166
Gross benefits paid	(8,240)	(610)	(7,662)	(560)

Net benefit obligation at end of year	$129,114	$4,150	$119,935	$4,429

Funded status	$30,677	$(4,150)	$13,619	$(4,429)

Noncurrent assets	$31,274	$—	$13,971	$—
Current liabilities	—	(587)	—	(610)
Noncurrent liabilities	(597)	(3,563)	(352)	(3,819)

Asset (Liability) Recognized in the Consolidated Balance Sheet	$30,677	$(4,150)	$13,619	$(4,429)

Amounts recognized in accumulated other comprehensive income, net of tax, as of December 31, 2010 and 2009 follow:

	Pension	Postretirement	Pension	Postretirement
	Plan	Plan	Plan	Plan

	2010	2010	2009	2009

		($ in Thousands)
Prior service cost	$320	$347	$365	$589
Net actuarial (gain) loss	24,050	(212)	25,460	(277)

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive income	$24,370	$135	$25,825	$312

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2010 and 2009 were as follows:

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2010	2010	2009	2009

		($ in Thousands)
Net gain (loss)	$777	$(104)	$2,420	$(181)
Amortization of prior service cost	72	395	72	395
Amortization of actuarial gain (loss)	1,601	(3)	551	(54)
Income tax expense	(995)	(111)	(1,174)	(62)

Total Recognized in OCI	$1,455	$177	$1,869	$98

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2010, 2009, and 2008 were as follows:

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2010	2010	2009	2009	2008	2008

	($ in Thousands)
Service cost	$9,622	$—	$8,649	$—	$9,362	$—
Interest cost	6,377	227	6,262	261	6,174	271
Expected return on plan assets	(12,152)	—	(11,520)	—	(11,768)	—
Amortization of:
Prior service cost	72	395	72	395	77	395
Actuarial (gain) loss	1,601	(3)	551	(54)	258	(27)

Total net periodic benefit cost	$5,520	$619	$4,014	$602	$4,103	$639
Settlement charge	—	—	—	—	267	—

Total net pension cost	$5,520	$619	$4,014	$602	$4,370	$639

As of December 31, 2010, the estimated actuarial losses and prior service cost that will be amortized during 2011 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $1.8 million and $0.1 million, respectively. An estimated $0.4 million in prior service cost is expected to be amortized from accumulated other comprehensive income into net benefit cost during 2011 for the Postretirement Plan.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2010	2010	2009	2009

Weighted average assumptions used to determine benefit obligations:
Discount rate	5.10%	5.10%	5.50%	5.50%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	5.50%	5.50%	6.10%	6.10%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Expected long-term rate of return on plan assets	8.00	N/A	8.25	N/A

The overall expected long-term rates of return on the Pension Plan assets were 8.00% at December 31, 2010 and 8.25% at December 31, 2009, respectively. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Pension Plan assets was 12.04% and 20.06% for 2010 and 2009, respectively.

The Pension Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, other cash equivalents 0-5%, and alternative securities 0-15%. Given current market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2010 and 2009 measurement dates, respectively, by asset category were as follows.

Asset Category	2010	2009

Equity securities	64%	61%
Debt securities	35	38
Other	1	1

Total	100%	100%

The Pension Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments as of December 31, 2010 and 2009.

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
		($ in Thousands)

Pension Plan Investments:
Money market account	$861	$861	$—	$—
Mutual funds	78,046	78,046	—	—
Common / collective trust funds	80,884	—	80,884	—

Total Pension Plan Investments	$159,791	$78,907	$80,884	$—

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		($ in Thousands)

Pension Plan Investments:
Money market account	$664	$664	$—	$—
Mutual funds	53,032	53,032	—	—
Common / collective trust funds	79,858	—	79,858	—

Total Pension Plan Investments	$133,554	$53,696	$79,858	$—

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $20 million and $10 million to its Pension Plan during 2010 and 2009, respectively. The Corporation regularly reviews the funding of its Pension Plans. At this time, the Corporation expects to make a contribution of up to $6 million in 2011.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2010, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)

Estimated future benefit payments:
2011	$11,763	$587
2012	9,882	565
2013	10,132	500
2014	10,669	382
2015	11,695	323
2016-2020	62,816	1,156

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 7% for 2010, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2012 and future years. The health care trend rate assumption for post-65 coverage is 8% for 2010, and 1% lower in each succeeding year, to an ultimate rate of 5% for 2013 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2010		2009
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
		($ in Thousands)

Effect on total of service and interest cost	$17	$(16)	$20	$(19)
Effect on postretirement benefit obligation	$343	$(317)	$366	$(338)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $7.7 million, $7.6 million, and $6.2 million in 2010, 2009, and 2008, respectively.

NOTE 12	INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
	2010	2009	2008

	($ in Thousands)

Current:
Federal	$(91,578)	$(45,496)	$97,707
State	598	27,083	(2,327)

Total current	(90,980)	(18,413)	95,380
Deferred:
Federal	54,046	(91,136)	(44,986)
State	(3,238)	(43,691)	3,434

Total deferred	50,808	(134,827)	(41,552)

Total income tax expense (benefit)	$(40,172)	$(153,240)	$53,828

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows:

	2010	2009
	($ in Thousands)

Gross deferred tax assets:
Allowance for loan losses	$160,786	$231,553
Allowance for other losses	12,154	10,136
Accrued liabilities	6,548	8,180
Deferred compensation	23,188	20,887
Securities valuation adjustment	18,964	17,264
Benefit of tax loss and credit carryforwards	78,968	35,448
Nonaccrual interest	7,460	9,362
Other	4,185	3,327

Total gross deferred tax assets	312,253	336,157
Valuation allowance for deferred tax assets	(5,984)	(5,935)

	306,269	330,222
Gross deferred tax liabilities:
FHLB stock dividends	10,276	10,221
Prepaid expenses	43,467	23,646
Intangible amortization	27,382	27,137
Mortgage banking activity	14,213	13,707
Deferred loan fee income	21,850	20,784
State income taxes	22,656	21,497
Leases	5,246	6,103
Other	15,462	10,602

Total gross deferred tax liabilities	160,552	133,697

Net deferred tax assets	145,717	196,525

Tax effect of unrealized gain related to available for sale securities	(32,092)	(56,379)
Tax effect of unrealized loss related to pension and postretirement benefits	15,482	16,588

	(16,610)	(39,791)

Net deferred tax assets including tax effected items	$129,107	$156,734

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

At December 31, 2010, the valuation allowance for deferred tax assets of $6.0 million was related to the deferred tax benefit of specific states tax loss carryforwards of $49.9 million at certain subsidiaries, while at December 31, 2009, the valuation allowance for deferred tax assets of $5.9 million was related to the deferred tax benefit of specific state tax loss carryforwards of $35.4 million. The net increase in the valuation allowance during 2010 was primarily the result of an additional valuation allowance on specific state tax losses. The net decrease in the valuation allowance during 2009 was primarily the result of the impact of changes in state laws and the expiration of the tax statute on certain state tax losses for which a valuation allowance was previously established. The change in the valuation allowance was as follows:

	2010	2009
	($ in Thousands)

Valuation allowance for deferred tax assets, beginning of year	$5,935	$25,182
Increase (decrease) in current year	49	(19,247)

Valuation allowance for deferred tax assets, end of year	$5,984	$5,935

As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2010. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the projections for future taxable income and tax planning strategies which will create taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010 and 2009.

At December 31, 2010, the Corporation had state net operating losses of $632 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $30 million (of which, $1 million was acquired from various acquisitions) that will expire in the years 2011 through 2030. $594 million of these state net operating loss carryforwards do not begin to expire until after 2015.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2010	2009	2008

Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	34.1	5.1	(7.3)
State income taxes (net of federal income taxes)	4.2	3.8	0.3
Bank owned life insurance	13.3	1.9	(3.1)
Valuation Allowance	(0.5)	6.1	2.3
Federal Tax Credits	3.9	0.6	(0.5)
Tax Reserve Adjustments	10.8	2.4	(2.4)
Compensation Deduction Limitations	(4.8)	(0.4)	0.0
Other	1.9	(0.7)	(0.1)

Effective income tax rate	97.9%	53.8%	24.2%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100.3 million of retained income at December 31, 2010. If income taxes had been provided, the deferred tax liability would have been approximately $40.3 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2007 tax return year and forward, while the Corporation’s various state income tax returns are generally open and subject to examination from the 1999 and later tax return years based on individual state statutes of limitation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	($ in Millions)

Balance at beginning of year	$30	$38
Changes in tax positions for prior years	—	(5)
Settlements	(1)	—
Statute expiration	(6)	(3)

Balance at end of year	$23	$30

At December 31, 2010 and 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $15 million and $19 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income (loss). As of December 31, 2010, the Corporation had $6 million of interest and penalties (including $1 million of interest accrued during 2010) on unrecognized tax benefits of which $2 million had an impact on the effective tax rate. As of December 31, 2009, the Corporation had $6 million of interest and penalties (including $1 million of interest accrued during 2009) on unrecognized tax benefits of which $3 million had an impact on the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

NOTE 13	COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 14). The following is a summary of lending-related commitments at December 31.

	2010	2009
	($ in Thousands)

Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$3,862,208	$4,095,336
Commercial letters of credit(1)	37,872	19,248
Standby letters of credit(3)	362,275	473,554
Purchase obligations(4)	—	145,248

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2010 or 2009.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.

(3)	The Corporation has established a liability of $3.9 million and $3.1 million at December 31, 2010 and 2009, respectively, as an estimate of the fair value of these financial instruments.

(4)	The purchase obligations include forward commitments to purchase mortgage-related investment securities issued by government agencies.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of December 31, 2010 and December 31, 2009, the Corporation had a reserve for losses on unfunded commitments totaling $17.4 million and $14.2 million, respectively, included in other liabilities on the consolidated balance sheets.

Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 14. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2010, was $45 million, included in other assets on the consolidated balance sheets, compared to $39 million at December 31, 2009. Related to these investments, the Corporation had remaining commitments to fund of $11 million at December 31, 2010, and $15 million at December 31, 2009.

Contingent Liabilities

A lawsuit was filed against the Corporation in the United States District Court for the Western District of Wisconsin, on April 6, 2010. The lawsuit is styled as a class action lawsuit with the certification of the class pending. The suit alleges that the Corporation unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. On April 23, 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the overdraft fees Multi District Litigation pending in the United States District Court for the Southern District of Florida, Miami Division. The Corporation denies all claims and intends to vigorously defend itself. In addition to the above, in the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Because the Corporation cannot determine based on current information the range of possible outcomes or plaintiffs’ ultimate damage claims, management cannot reasonably determine the probability of a material adverse result or reasonably estimate the timing or specific possible loss or range of loss that may result from certain of these proceedings. Given the indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, it is possible that the results of such proceedings will have a material adverse effect on the Corporation’s business, financial position or results of operations in future periods.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. During 2009, the Corporation reduced the litigation reserves by $0.5 million to recognize its share of litigation settlements, resulting in a $1.8 million reserve for unfavorable litigation losses related to Visa at December 31, 2009. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.3 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable during 2010. At December 31, 2010, the remaining reserve for unfavorable litigation losses related to Visa was $1.5 million.

In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2009 and 2010, Visa announced it had deposited additional amounts into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.3 million and $0.6 million, respectively for the periods. At December 31, 2010, the remaining receivable related to the Visa escrow account was $1.3 million.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. In addition, the nonaccrual loan sales during 2010 also included general representations and warranties on the underlying loans sold, which if violated could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2010, and December 31, 2009, there were approximately $58 million and $106 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2010 and December 31, 2009, there were $0.7 billion and $0.9 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

At December 31, 2010 and December 31, 2009, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.1 million and $0.2 million related to these credit guarantee contracts at December 31, 2010 and December 31, 2009, respectively, recorded in other liabilities on the consolidated balance sheets.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2010, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $4.5 million and $2.4 million at December 31, 2010 and December 31, 2009, respectively.

NOTE 14	DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $94 million of investment securities as collateral at December 31, 2010, and pledged $87 million of investment securities and cash equivalents as collateral at December 31, 2009.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 16, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

	Notional		Balance Sheet	Weighted Average
December 31, 2010	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

Interest rate swap — short-term borrowings	$200,000	$(6,295)	Other liabilities	0.19%	3.15%	14 months

December 31, 2009
Interest rate swap — short-term borrowings	$200,000	$(7,588)	Other liabilities	0.12%	3.15%	26 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

Gross
	Amount of	Category of	Amount of	Category of	Amount of
	Gain / (Loss)	Gain / (Loss)	(Gain) /Loss	Gain / (Loss)	Gain / (Loss)
	Recognized in	Reclassified	Reclassified	Recognized in	Recognized in
	OCI on	from AOCI into	from AOCI into	Income on	Income on
	Derivatives	Income	Income	Derivatives	Derivatives
	(Effective	(Effective	(Effective	(Ineffective	(Ineffective
	Portion)	Portion)	Portion)	Portion)	Portion)

($ in Thousands)

Year Ended December 31, 2010		Interest Expense		Interest Expense
Interest rate swap — short-term borrowings	$(4,542)	Short-term borrowings	$6,013	Short-term borrowings	$(201)
Year Ended December 31, 2009		Interest Expense		Interest Expense
Interest rate swap — short-term borrowings	$(1,814)	Short-term borrowings	$8,540	Short-term borrowings	$(359)

Cash flow hedges

The Corporation has variable-rate short-term and long-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In September 2007, the Corporation entered into an interest rate swap which hedged the interest rate risk in the cash flows of a long-term, variable-rate FHLB advance, which matured in June 2009. Hedge effectiveness is determined using regression analysis. The Corporation recognized combined ineffectiveness of $0.2 million for full year 2010 (which increased interest expense) and $0.3 million for full year 2009 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings or long-term funding (i.e., the line item in which the hedged cash flows are recorded). At December 31, 2010, accumulated other comprehensive income included a deferred after-tax net loss of $3.5 million related to these derivatives, compared to a deferred after-tax net loss of $4.5 million at December 31, 2009. The net after-tax derivative loss included in accumulated other comprehensive income at December 31, 2010, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2012.

Free Standing Derivatives

The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for 2010 was a $1.9 million net loss, compared to a net loss of $1.1 million for 2009.

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

	Notional		Balance Sheet	Weighted Average
	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

	($ in Thousands)

December 31, 2010
Interest rate-related instruments — customer and mirror	$1,268,502	54,154	Other assets	1.78%	1.78%	41 months
Interest rate-related instruments — customer and mirror	1,268,502	(58,632)	Other liabilities	1.78%	1.78%	41 months
Interest rate lock commitments (mortgage)	129,377	(78)	Other liabilities	—	—	—
Forward commitments (mortgage)	281,000	5,617	Other assets	—	—	—
Foreign currency exchange forwards	56,584	1,530	Other assets	—	—	—
Foreign currency exchange forwards	48,652	(1,289)	Other liabilities	—	—	—

December 31, 2009
Interest rate-related instruments — customer and mirror	$1,126,222	49,445	Other assets	2.07%	2.07%	44 months
Interest rate-related instruments — customer and mirror	1,126,222	(52,047)	Other liabilities	2.07%	2.07%	44 months
Interest rate lock commitments (mortgage)	245,948	(1,371)	Other liabilities	—	—	—
Forward commitments (mortgage)	336,485	4,512	Other assets	—	—	—
Foreign currency exchange forwards	32,271	1,221	Other assets	—	—	—
Foreign currency exchange forwards	22,331	(671)	Other liabilities	—	—	—

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income

	($ in Thousands)

Year ended December 31, 2010
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(1,876)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,293
Forward commitments (mortgage)	Mortgage banking, net	1,105
Foreign exchange forwards	Capital market fees, net	(309)

Year ended December 31, 2009
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(1,104)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(8,001)
Forward commitments (mortgage)	Mortgage banking, net	7,012
Foreign exchange forwards	Capital market fees, net	1,278

Mortgage derivatives

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at December 31, 2010, was a net gain of $5.5 million, comprised of the net loss of $0.1 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $129 million and the net gain of $5.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $281 million. The fair value of the mortgage derivatives at December 31, 2009, was a net gain of $3.1 million, comprised of the net loss of $1.4 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $246 million and the net gain of $4.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $336 million.

Foreign currency derivatives

The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At December 31, 2010, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $50 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $50 million), which on a combined basis had a fair value of $0.3 million net gain. At December 31, 2009, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $25 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $25 million), which on a combined basis had a fair value of $0.5 million net gain.

NOTE 15	PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company:

BALANCE SHEETS

	2010	2009

	($ in Thousands)

ASSETS
Cash and due from banks	$207	$4,021
Notes receivable from subsidiaries	439,226	206,727
Investment in subsidiaries	3,072,227	2,877,243
Other assets	109,044	140,002

Total assets	$3,620,704	$3,227,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term funding	$411,284	$441,316
Accrued expenses and other liabilities	50,629	48,069

Total liabilities	461,913	489,385
Stockholders’ equity	3,158,791	2,738,608

Total liabilities and stockholders’ equity	$3,620,704	$3,227,993

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,

	2010	2009	2008

	($ in Thousands)

INCOME
Dividends from subsidiaries	$4,000	$9,900	$133,000
Management and service fees from subsidiaries	47,238	44,596	69,468
Interest income on notes receivable	4,951	9,543	7,050
Other income	1,181	1,429	2,395

Total income	57,370	65,468	211,913

EXPENSE
Interest expense on borrowed funds	30,608	31,289	32,121
Provision for loan losses	—	(230)	—
Personnel expense	34,652	29,359	42,595
Other expense	21,210	16,416	27,557

Total expense	86,470	76,834	102,273

Income (loss) before income tax benefit and equity in
undistributed net income (loss)	(29,100)	(11,366)	109,640
Income tax benefit	(7,137)	(4,319)	(5,815)

Income (loss) before equity in undistributed net income of subsidiaries	(21,963)	(7,047)	115,455
Equity in undistributed net income (loss) of subsidiaries	21,107	(124,812)	52,997

Net income (loss)	(856)	(131,859)	168,452
Preferred stock dividends and discount accretion	29,531	29,348	3,250

Net income (loss) available to common equity	$(30,387)	$(161,207)	$165,202

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2010	2009	2008

	($ in Thousands)

OPERATING ACTIVITIES
Net income (loss)	$(856)	$(131,859)	$168,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in equity in undistributed
net income (loss) of subsidiaries	(21,107)	124,812	(52,997)
Depreciation and amortization	254	300	357
Loss on sales of investment securities, net and impairment write-downs	799	477	1,429
(Increase) decrease in interest receivable and other assets	30,183	(6,164)	(3,393)
Increase (decrease) in interest payable and other liabilities	6,818	(3,471)	11,665
Excess tax benefit from stock-based compensation	—	—	(919)
Capital contributed to subsidiaries	(200,000)	(100,000)	—

Net cash provided by (used in) operating activities	(183,909)	(115,905)	124,594

INVESTING ACTIVITIES
Proceeds from sales of investment securities	—	—	254
Net cash paid in acquisition of subsidiary’s stock	—	(200,000)	—
Net (increase) decrease in notes receivable	(232,499)	411,517	(486,309)
Purchase of other assets, net of disposals	(5,204)	(4,667)	(4,281)

Net cash provided by (used in) investing activities	(237,703)	206,850	(490,336)

FINANCING ACTIVITIES
Net decrease in short-term borrowings	—	—	(35,000)
Net increase (decrease) in long-term funding	(30,000)	—	25,821
Proceeds from issuance of preferred stock and common stock warrants	—	—	525,000
Proceeds from issuance of common stock	478,358	—	—
Cash dividends	(33,198)	(86,600)	(162,347)
Proceeds from exercise of stock options	3,468	81	9,354
Purchase of common stock	(830)	(599)	—
Excess tax benefit from stock-based compensation	—	—	919

Net cash provided by (used in) financing activities	417,798	(87,118)	363,747

Net increase (decrease) in cash and cash equivalents	(3,814)	3,827	(1,995)
Cash and cash equivalents at beginning of year	4,021	194	2,189

Cash and cash equivalents at end of year	$207	$4,021	$194

NOTE 16	FAIR VALUE MEASUREMENTS:

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

Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, certain Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include certain Federal agency securities, obligations of state and political subdivisions, mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include trust preferred securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third-party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 2, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.

Derivative financial instrument (interest rate-related instruments): The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate swaps, caps, collars, and corridors to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate swaps, caps, collars, and corridors) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 14, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2010, and December 31, 2009, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Mortgage derivatives: Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 14, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s mortgage derivatives.

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

Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition, with the amount of impairment based upon the loan’s observable market price, the estimated fair value of the collateral for collateral-dependent loans, or alternatively, the present value of the expected future cash flows discounted at the loan’s effective interest rate. The use of observable market price or estimated fair value of collateral on collateral-dependent loans is considered a fair value measurement subject to the fair value hierarchy. Appraised values are generally used on real estate collateral-dependent impaired loans, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.

Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation relies on an internal discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation uses a valuation model in conjunction with third party prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 4, “Goodwill and Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of December 31, 2010, and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using

	December 31, 2010	Level 1	Level 2	Level 3

	($ in Thousands)

Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,208	$1,208	$—	$—
Federal agency securities	29,767	51	29,716	—
Obligations of state and political subdivisions	838,602	—	838,602	—
Residential mortgage-related securities	4,910,497	—	4,910,497	—
Commercial mortgage-related securities	7,753	—	7,753	—
Asset-backed securities	298,841	—	298,841	—
Other securities (debt and equity)	14,673	12,002	999	1,672

Total Investment securities available for sale	$6,101,341	$13,261	$6,086,408	$1,672
Derivatives (other assets)	61,301	—	55,684	5,617
Liabilities:
Derivatives (other liabilities)	$66,294	$—	$66,216	$78

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	($ in Thousands)

Assets:
Investment securities available for sale:
U.S. Treasury securities	$3,875	$3,875	$—	$—
Federal agency securities	43,407	43,407	—	—
Obligations of state and political subdivisions	885,165	—	885,165	—
Residential mortgage-related securities	4,882,519	—	4,882,519	—
Other securities (debt and equity)	20,567	13,613	6,954	—

Total Investment securities available for sale	$5,835,533	$60,895	$5,774,638	$—
Derivatives (other assets)	55,178	—	50,666	4,512
Liabilities:
Derivatives (other liabilities)	$61,677	—	$60,306	$1,371

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2010 and 2009, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
	Investment Securities
	Available for Sale	Derivatives
	($ in Thousands)

Balance December 31, 2008	$—	$4,130
Net transfer in	2,000
Total net losses included in income:
Net impairment losses on investment securities	(2,000)	—
Mortgage derivative loss, net	—	(989)

Balance December 31, 2009	$—	$3,141
Transfers in	4,663	—
Total gains included in income:
Impairment losses on investment securities	(2,991)	—
Mortgage derivative gain, net	—	2,398

Balance December 31, 2010	$1,672	$5,539

In valuing the investment securities available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)

Assets:
Loans held for sale	$144,808	$—	$144,808	$—
Loans(1)	279,179	—	279,179	—
Mortgage servicing rights	63,909	—	—	63,909

		Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
	($ in Thousands)

Assets:
Loans held for sale	$81,238	$—	$81,238	$—
Loans(1)	605,341	—	605,341	—
Mortgage servicing rights	63,753	—	—	63,753

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During 2010 and 2009, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $55 million and $74 million for the years ended December 31, 2010 and 2009, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $10 million and $14 million to noninterest expense for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments on the balance sheet at December 31 were as follows:

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in Thousands)

Financial assets:
Cash and due from banks	$319,487	$319,487	$770,816	$770,816
Interest-bearing deposits in other financial institutions	546,125	546,125	26,091	26,091
Federal funds sold and securities purchased under agreements to resell	2,550	2,550	23,785	23,785
Accrued interest receivable	73,982	73,982	87,447	87,447
Interest rate-related agreements(1)	54,154	54,154	49,445	49,445
Foreign currency exchange forwards	1,530	1,530	1,221	1,221
Investment securities available for sale	6,101,341	6,101,341	5,835,533	5,835,533
Federal Home Loan Bank and Federal Reserve Bank stocks	190,968	190,968	181,316	181,316
Loans held for sale	144,808	144,808	81,238	81,238
Loans, net	12,139,922	10,568,980	13,555,092	12,167,223
Bank owned life insurance	533,069	533,069	520,751	520,751
Financial liabilities:
Deposits	15,225,393	15,225,393	16,728,613	16,728,613
Accrued interest payable	17,163	17,163	21,214	21,214
Short-term borrowings	1,747,382	1,747,382	1,226,853	1,226,853
Long-term funding	1,413,605	1,491,786	1,953,998	2,028,042
Interest rate-related agreements(1)	64,927	64,927	59,635	59,635
Foreign currency exchange forwards	1,289	1,289	671	671
Standby letters of credit(2)	3,943	3,943	3,096	3,096
Interest rate lock commitments to originate residential mortgage loans held for sale	(78)	(78)	(1,371)	(1,371)
Forward commitments to sell residential mortgage loans	5,617	5,617	4,512	4,512

(1)	At both December 31, 2010 and 2009, the notional amount of cash flow hedge interest rate swap agreements was $200 million. See Note 14 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.4 and $0.5 billion at December 31, 2010 and 2009, respectively. See Note 13 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Loans held for sale—The fair value estimation process for the loans held for sale portfolio is segregated by loan type. Fair value is estimated using the prices of the Corporation’s existing commitments to sell such loans and/or the quoted market prices for commitments to sell similar loans.

Loans, net—The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate, lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

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

Interest rate-related agreements—The fair value of interest rate swap, cap, collar, and corridor agreements is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $31 million at December 31, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Corporation meets all capital adequacy requirements to which it is subject.

On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. At December 31, 2010, management believes that it has appropriately addressed all of the conditions of the MOU. The Bank has also agreed with the OCC that until the MOU is no longer in effect, it will maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At December 31, 2010, the Bank’s capital ratios were 9.55% and 16.38%, respectively. On April 6, 2010, the

Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock.

As of December 31, 2010 and 2009, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table, and in accordance with the MOU (as discussed above). There are no conditions or events since that notification that management believes have changed the institutions’ category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2010 or 2009.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes(3)		Action Provisions:(2)
($ In Thousands)	Amount	Ratio(1)	Amount	Ratio(1)	Amount	Ratio(1)

As of December 31, 2010:
Associated Banc-Corp
Total Capital	$2,576,297	19.05%	$1,081,706	≥8.00%
Tier 1 Capital	2,376,893	17.58	540,853	≥4.00%
Leverage	2,376,893	11.19	849,819	≥4.00%
Associated Bank, N.A.
Total Capital	$2,182,244	16.38%	$1,065,614	≥8.00%	$1,332,017	≥10.00%
Tier 1 Capital	2,011,381	15.10	532,807	≥4.00%	799,210	≥ 6.00%
Leverage	2,011,381	9.55	842,053	≥4.00%	1,052,567	≥ 5.00%
As of December 31, 2009:
Associated Banc-Corp
Total Capital	$2,180,959	14.24%	$1,225,539	≥8.00%
Tier 1 Capital	1,918,238	12.52	612,770	≥4.00%
Leverage	1,918,238	8.76	875,906	≥4.00%
Associated Bank, N.A.
Total Capital	$1,972,224	13.16%	$1,199,305	≥8.00%	$1,499,131	≥10.00%
Tier 1 Capital	1,779,593	11.87	599,652	≥4.00%	899,478	≥ 6.00%
Leverage	1,779,593	8.26	861,389	≥4.00%	1,076,736	≥ 5.00%

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

(3)
— The Bank has agreed with the OCC that until the MOU is no longer in effect, it will maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets (total capital ratio) — 12%.

NOTE 18	EARNINGS PER COMMON SHARE:

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

	For the Years Ended December 31,
	2010	2009	2008
	(In Thousands, except per share data)

Net income (loss)	$(856)	$(131,859)	$168,452
Preferred stock dividends and discount accretion	(29,531)	(29,348)	(3,250)

Net income (loss) available to common equity	$(30,387)	$(161,207)	$165,202

Common shareholder dividends	(6,918)	(60,102)	(161,913)
Unvested share-based payment awards	(30)	(248)	(434)

Undistributed earnings	$(37,335)	$(221,557)	$2,855

Basic
Distributed earnings to common shareholders	$6,918	$60,102	$161,913
Undistributed earnings to common shareholders	(37,335)	(221,557)	2,847

Total common shareholders earnings, basic	$(30,417)	$(161,455)	$164,760

Diluted
Distributed earnings to common shareholders	$6,918	$60,102	$161,913
Undistributed earnings to common shareholders	(37,335)	(221,557)	2,847

Total common shareholders earnings, diluted	$(30,417)	$(161,455)	$164,760

Weighted average common shares outstanding	171,230	127,858	127,501
Effect of dilutive common stock	—	—	274

Diluted weighted average common shares outstanding	171,230	127,858	127,775
Basic earnings (loss) per common share	$(0.18)	$(1.26)	$1.29

Diluted earnings (loss) per common share	$(0.18)	$(1.26)	$1.29

As a result of the Corporation’s reported net loss for the years ended December 31, 2010 and December 31, 2009, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share. Options to purchase approximately 5 million shares were outstanding at December 31, 2008 but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 19	SEGMENT REPORTING:

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

		Wealth		Consolidated
	Banking	Management	Other	Total
	($ in Thousands)

2010
Net interest income	$633,050	$729	$—	$633,779
Provision for loan losses	390,010	—	—	390,010
Noninterest income	274,383	99,286	(5,204)	368,465
Depreciation and amortization	56,731	1,238	—	57,969
Other noninterest expense	519,631	80,866	(5,204)	595,293
Income tax expense (benefit)	(47,336)	7,164	—	(40,172)

Net income (loss)	$(11,603)	$10,747	$—	$(856)

Percent of consolidated net income (loss)	N/M	N/M	N/M	N/M
Total assets	$21,726,210	$135,438	$(76,052)	$21,785,596

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$907,433	$100,015	$(5,204)	$1,002,244
Percent of consolidated total revenues	91%	10%	(1)%	100%
2009
Net interest income	$725,164	$841	$—	$726,005
Provision for loan losses	750,645	—	—	750,645
Noninterest income	277,876	96,944	(4,240)	370,580
Depreciation and amortization	54,468	1,317	—	55,785
Other noninterest expense	499,423	80,071	(4,240)	575,254
Income tax expense (benefit)	(159,799)	6,559	—	(153,240)

Net income (loss)	$(141,697)	$9,838	$—	$(131,859)

Percent of consolidated net income (loss)	N/M	N/M	N/M	N/M
Total assets	$22,817,934	$125,687	$(69,479)	$22,874,142

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$1,003,040	$97,785	$(4,240)	$1,096,585
Percent of consolidated total revenues	91%	9%	—%	100%
2008
Net interest income	$695,370	$778	$—	$696,148
Provision for loan losses	202,058	—	—	202,058
Noninterest income	200,515	105,043	(3,851)	301,707
Depreciation and amortization	49,799	1,468	—	51,267
Other noninterest expense	445,809	80,292	(3,851)	522,250
Income tax expense	44,204	9,624	—	53,828

Net income	$154,015	$14,437	$—	$168,452

Percent of consolidated net income	91%	9%	—%	100%
Total assets	$24,133,439	$115,690	$(57,062)	$24,192,067

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$895,885	$105,821	$(3,851)	$997,855
Percent of consolidated total revenues	90%	10%	—%	100%

N/M = Not meaningful.

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Chicago, Illinois
February 15, 2011

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

As of December 31, 2010, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2010, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2010, was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, is included under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Associated Banc-Corp:

We have audited Associated Banc-Corp’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
February 15, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning directors of the Corporation under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Executive Compensation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, regarding shares outstanding and available for issuance under the Corporation’s existing equity compensation plans. Additional information regarding stock-based compensation is presented in Note 10, “Stock-Based Compensation,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options, Warrants	reflected in column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	7,301,458	$24.33	12,061,447
Equity compensation plans not approved by security holders	—	—	—

Total	7,301,458	$24.33	12,061,447

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Related Person Transactions,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2011 Annual meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets—December 31, 2010 and 2009

Consolidated Statements of Income (Loss)—For the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Changes in Stockholders’ Equity—For the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows—For the Years Ended December 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)	3 Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006
(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation (TARP Capital Purchase Program Fixed Rate Cumulative Perpetual Preferred Stock, Series A)	Exhibit (3.1) to Report on Form 8-K filed on November 21, 2008
(3)(c)	Amended and Restated Bylaws	Exhibit (3.1) to Report on Form 8-K filed on July 28, 2010
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
(4)(b)	Warrant for Purchase of Common Stock, issue date November 21, 2008 (TARP Capital Purchase Program)	Exhibit (4.1) to Report on Form 8-K filed on November 21, 2008
*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009
*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009
*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009
*(10)(d)	Form of Incentive Stock Option Agreement Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(d) to Report on Form 10-K filed on February 26, 2009
*(10)(e)	Form of Non Qualified Stock Option Agreement Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(e) to Report on Form 10-K filed on February 26, 2009
*(10)(f)	Form of Restricted Stock Agreement—Performance Based Restricted Shares Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(f) to Report on Form 10-K filed on February 26, 2009
*(10)(g)	Form of Restricted Stock Agreement—Service Based Restricted Shares Pursuant to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(g) to Report on Form 10-K filed on February 26, 2009

Exhibit
Number	Description

*(10)(h)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009
*(10)(i)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009
*(10)(j)	Associated Banc-Corp Cash Incentive Compensation Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(j) to Report on Form 10-K filed on February 26, 2009
*(10)(k)	Associated Banc-Corp Supplemental Executive Retirement Plan, Restated Effective January 1, 2008	Exhibit (10)(k) to Report on Form 10-K filed on February 26, 2009
*(10)(l)	Change of Control Plan of the Corporation, Restated Effective January 1, 2008	Exhibit (10)(l) to Report on Form 10-K filed on February 26, 2009
(10)(m)	Letter Agreement, dated November 21, 2008, between Associated Banc-Corp and the United States Department of the Treasury, which includes the Securities Purchase Agreement attached thereto, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant to purchase Common Stock (TARP Capital Purchase Program)	Exhibit (10.1) to Report on Form 8-K filed on November 21, 2008
*(10)(n)	Form of Senior Executive Officer Compensation Waiver (TARP Capital Purchase Program)	Exhibit (10.2) to Report on Form 8-K filed on November 21, 2008
*(10)(o)	Form of TARP Capital Purchase Program Compliance, Amendment and Consent Agreement (including Clawback Policy)	Exhibit (10.3) to Report on Form 8-K filed on November 21, 2008
*(10)(p)	Separation and General Release Agreement, dated as of May 15, 2009, by and between Associated Banc-Corp and Lisa B. Binder	Exhibit (99.1) to Report on Form 8-K filed on May 15, 2009
*(10)(q)	Employment Agreement, dated November 16, 2009, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit (99.1) to Report on Form 8-K filed on November 16, 2009
*(10)(r)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009
*(10)(s)	Form of Restricted Stock Unit Grant Agreement	Exhibit (99.3) to Report on Form 8-K filed on November 16, 2009
*(10)(t)	Letter Agreement, dated November 25, 2009, by and between Associated Banc-Corp and Paul S. Beideman	Exhibit (99.1) to Report on Form 8-K filed on November 27, 2009
*(10)(u)	Form of Restricted Stock Grant Agreement	Exhibit (99.1) to Report on Form 8-K filed on January 29, 2010
*(10)(v)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010
*(10)(w)	Form of Non-Qualified Stock Option Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.2) to Report on Form 8-K filed on July 28, 2010

Exhibit
Number	Description

*(10)(x)	Form of Restricted Stock Agreement (for grantees not subject to TARP restrictions) Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.3) to Report on Form 8-K filed on July 28, 2010
*(10)(y)	Form of Restricted Stock Agreement (for grantees subject to TARP restrictions) Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.4) to Report on Form 8-K filed on July 28, 2010
*(10)(z)	Form of Share Salary Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.5) to Report on Form 8-K filed on April 29, 2010
*(10)(aa)	Form of Restricted Stock Unit Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.6) to Report on Form 8-K filed on April 29, 2010
(11)	Statement Re Computation of Per Share Earnings	See Note 18 in Part II Item 8
(21)	Subsidiaries of Associated Banc-Corp	Filed herewith
(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith
(24)	Powers of Attorney	Filed herewith
(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith
(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith
(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith
(99.1)	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith
(99.2)	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith
(101)**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements tagged as blocks of text.	Filed herewith

*	Management contracts and arrangements.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

ASSOCIATED BANC-CORP

Date: February 15, 2011	By: /s/ PHILIP B. FLYNN Philip B. Flynn President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip B. Flynn Philip B. Flynn President and Chief Executive Officer	/s/ William R. Hutchinson* William R. Hutchinson Chairman

/s/ Joseph B. Selner Joseph B. Selner Chief Financial Officer Principal Financial Officer and Principal Accounting Officer

/s/ John F. Bergstrom * John F. Bergstrom Director	/s/ Richard T. Lommen * Richard T. Lommen Director

/s/ Ruth M. Crowley * Ruth M. Crowley Director	/s/ J. Douglas Quick * J. Douglas Quick Director

/s/ Ronald R. Harder * Ronald R. Harder Director	/s/ John C. Seramur * John C. Seramur Director

/s/ Eileen A. Kamerick * Eileen A. Kamerick Director	/s/ Karen T. Van Lith * Karen T. Van Lith (formerly Beckwith) Director

*By: /s/ Brian R. Bodager Brian R. Bodager Attorney-in-Fact Pursuant to Powers of Attorney filed as Exhibit 24

Date: February 15, 2011