Form 10-Q
period 2011-03-31
ASSOCIATED BANC-CORP
filed 2011-05-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2011, was 173,309,027.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$299,040	$319,487
Interest-bearing deposits in other financial institutions	498,094	546,125
Federal funds sold and securities purchased under agreements to resell	2,015	2,550
Investment securities available for sale, at fair value	5,883,541	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	191,017	190,968
Loans held for sale	85,493	144,808
Loans	12,655,322	12,616,735
Allowance for loan losses	(454,461)	(476,813)

Loans, net	12,200,861	12,139,922
Premises and equipment, net	186,329	190,533
Goodwill	929,168	929,168
Other intangible assets, net	85,200	88,044
Other assets	1,112,807	1,132,650

Total assets	$21,473,565	$21,785,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,285,604	$3,684,965
Interest-bearing deposits, excluding brokered certificates of deposit	10,413,994	11,097,788
Brokered certificates of deposit	324,045	442,640

Total deposits	14,023,643	15,225,393
Short-term borrowings	2,547,805	1,747,382
Long-term funding	1,484,177	1,413,605
Accrued expenses and other liabilities	223,226	240,425

Total liabilities	18,278,851	18,626,805

Stockholders’ equity
Preferred equity	515,238	514,388
Common stock	1,744	1,739
Surplus	1,576,903	1,573,372
Retained earnings	1,055,344	1,041,666
Accumulated other comprehensive income	45,731	27,626
Treasury stock, at cost	(246)	—

Total stockholders’ equity	3,194,714	3,158,791

Total liabilities and stockholders’ equity	$21,473,565	$21,785,596

Preferred shares issued	525,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	174,437,214	173,887,504
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	17,573	—
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$142,771	$159,291
Interest and dividends on investment securities:
Taxable	34,652	46,168
Tax exempt	7,713	8,708
Other interest and dividends	1,458	1,773

Total interest income	186,594	215,940
INTEREST EXPENSE
Interest on deposits	18,249	28,745
Interest on short-term borrowings	3,579	2,026
Interest on long-term funding	11,043	15,947

Total interest expense	32,871	46,718

NET INTEREST INCOME	153,723	169,222
Provision for loan losses	31,000	165,345

Net interest income after provision for loan losses	122,723	3,877
NONINTEREST INCOME
Trust service fees	9,831	9,356
Service charges on deposit accounts	19,064	26,059
Card-based and other nondeposit fees	15,598	13,812
Retail commission income	16,381	15,817
Mortgage banking, net	1,845	5,407
Capital market fees, net	2,378	130
Bank owned life insurance income	3,586	3,256
Asset sale losses, net	(1,986)	(1,641)
Investment securities gains (losses), net:
Realized gains, net	1	23,581
Other-than-temporary impairments	(23)	—
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—

Total investment securities gains (losses), net	(22)	23,581
Other	5,507	2,261

Total noninterest income	72,182	98,038
NONINTEREST EXPENSE
Personnel expense	88,930	79,355
Occupancy	15,275	13,175
Equipment	4,767	4,385
Data processing	7,534	7,299
Business development and advertising	4,943	4,445
Other intangible asset amortization expense	1,178	1,253
Legal and professional fees	4,482	2,795
Losses other than loans	6,297	1,979
Foreclosure/OREO expense	6,061	7,729
FDIC expense	8,244	11,829

Other	16,465	17,615

Total noninterest expense	164,176	151,859

Income (loss) before income taxes	30,729	(49,944)
Income tax expense (benefit)	7,876	(23,555)

Net income (loss)	$22,853	$(26,389)
Preferred stock dividends and discount accretion	7,413	7,365

Net income (loss) available to common equity	$15,440	$(33,754)

Earnings (loss) per common share:
Basic	$0.09	$(0.20)
Diluted	$0.09	$(0.20)
Average common shares outstanding:
Basic	173,213	165,842
Diluted	173,217	165,842
See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2009	$511,107	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608
Comprehensive loss:
Net loss	—	—	—	(26,389)	—	—	(26,389)
Other comprehensive loss	—	—	—	—	(3,688)	—	(3,688)

Comprehensive loss							(30,077)

Common stock issued:
Issuance of common stock	—	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	5	2,015	(1,165)	—	(412)	443
Purchase of treasury stock	—	—	—	—	—	(801)	(801)
Cash dividends:
Common stock, $0.01 per share	—	—	—	(1,736)	—	—	(1,736)
Preferred stock	—	—	—	(6,562)	—	—	(6,562)
Accretion of preferred stock discount	803	—	—	(803)	—	—	—
Stock-based compensation expense, net	—	—	2,276	—	—	—	2,276

Balance, March 31, 2010	$511,910	$1,737	$1,564,536	$1,044,501	$59,744	$(1,919)	$3,180,509

Balance, December 31, 2010	$514,388	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791
Comprehensive income:
Net income	—	—	—	22,853	—	—	22,853
Other comprehensive income	—	—	—	—	18,105	—	18,105

Comprehensive income							40,958

Common stock issued:
Stock-based compensation plans, net	—	5	582	(20)	—	361	928
Purchase of treasury stock	—	—	—	—	—	(607)	(607)
Cash dividends:
Common stock, $0.01 per share	—	—	—	(1,742)	—	—	(1,742)
Preferred stock	—	—	—	(6,563)	—	—	(6,563)
Accretion of preferred stock discount	850	—	—	(850)	—	—	—
Stock-based compensation expense, net	—	—	2,947	—	—	—	2,947
Tax benefit of stock options	—	—	2	—	—	—	2

Balance, March 31, 2011	$515,238	$1,744	$1,576,903	$1,055,344	$45,731	$(246)	$3,194,714

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,853	$(26,389)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	31,000	165,345
Depreciation and amortization	8,027	7,549
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	180	(902)
Amortization of mortgage servicing rights	5,869	5,523
Amortization of other intangible assets	1,178	1,253
Amortization and accretion on earning assets, funding, and other, net	16,266	15,837
Tax benefit from exercise of stock options	2	—
(Gain) loss on sales of investment securities, net and impairment write-downs	22	(23,581)
Loss on sales of assets, net	1,986	1,641
Gain on mortgage banking activities, net	(7,858)	(6,312)
Mortgage loans originated and acquired for sale	(290,013)	(454,746)
Proceeds from sales of mortgage loans held for sale	403,707	419,517
Decrease in interest receivable	295	3,523
Decrease in interest payable	(5,368)	(4,529)
Net change in other assets and other liabilities	9,137	16,464

Net cash provided by operating activities	197,283	120,193

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(158,263)	484,753
Purchases of:
Investment securities	(255,023)	(537,431)
Premises, equipment, and software, net of disposals	(7,156)	(3,071)
Other assets	(755)	(1,491)
Proceeds from:
Sales of investment securities	2,114	561,857
Calls and maturities of investment securities	483,436	556,318
Sales of other assets	9,435	24,235

Net cash provided by investing activities	73,788	1,085,170

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,201,750)	768,174
Net increase (decrease) in short-term borrowings	800,423	(651,289)
Repayment of long-term funding	(228,013)	(410,012)
Proceeds from issuance of long-term funding	297,240	100,000
Proceeds from issuance of common stock	—	478,358
Cash dividends on common stock	(1,742)	(1,736)
Cash dividends on preferred stock	(6,563)	(6,562)
Proceeds from exercise of stock options, net	928	443
Purchase of treasury stock	(607)	(801)

Net cash provided by (used in) financing activities	(340,084)	276,575

Net increase (decrease) in cash and cash equivalents	(69,013)	1,481,938
Cash and cash equivalents at beginning of period	868,162	820,692

Cash and cash equivalents at end of period	$799,149	$2,302,630

Supplemental disclosures of cash flow information:
Cash paid for interest	$38,090	$53,638
Cash (received) paid for income taxes	7	(50,000)
Loans and bank premises transferred to other real estate owned	14,996	7,623
Transfers of loans to held for sale	50,904	156,282
Capitalized mortgage servicing rights	4,383	5,058

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2010 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
NOTE 1: Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity, and cash flows of Associated Banc-Corp (individually referred to herein as the “Parent Company,” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
NOTE 2: New Accounting Pronouncements Adopted
In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. In accordance with the guidance, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not if goodwill impairment exists, the guidance states an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance was effective for reporting periods beginning after December 15, 2010. The Corporation adopted the accounting standard as of January 1, 2011, as required, with no material impact on its results of operations, financial position, and liquidity.
In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. The Corporation adopted the accounting standard as of December 31, 2010, except for the activity-related disclosures which were adopted at the beginning of 2011, with no material impact on its results of operations, financial position, and liquidity. See Note 6 for additional disclosures required under this accounting standard.
In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard was effective at the beginning of 2010, except for the detailed Level 3 disclosures which were effective at the beginning of 2011. The Corporation adopted the accounting standard at the beginning of 2010, except for the detailed Level 3 disclosures which were adopted at the beginning of 2011, with no material impact on its results of operations, financial position, and liquidity. See Note 13 for additional disclosures required under this accounting standard.
NOTE 3: Earnings Per Common Share
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

	For the three months ended March 31,
	2011	2010
	(In Thousands, except per share data)
Net income (loss)	$22,853	$(26,389)
Preferred stock dividends and discount accretion	(7,413)	(7,365)

Net income (loss) available to common equity	15,440	(33,754)

Common shareholder dividends	(1,732)	(1,729)
Unvested share-based payment awards	(9)	(7)

Undistributed earnings	$13,699	$(35,490)

Basic
Distributed earnings to common shareholders	$1,732	$1,729
Undistributed earnings to common shareholders	13,622	(35,490)

Total common shareholders earnings, basic	$15,354	$(33,761)

Diluted
Distributed earnings to common shareholders	$1,732	$1,729
Undistributed earnings to common shareholders	13,622	(35,490)

Total common shareholders earnings, diluted	$15,354	$(33,761)

Weighted average common shares outstanding	173,213	165,842
Effect of dilutive common stock	4	—

Diluted weighted average common shares outstanding	173,217	165,842

Basic earnings (loss) per common share	$0.09	$(0.20)

Diluted earnings (loss) per common share	$0.09	$(0.20)

Options to purchase approximately 5 million shares were outstanding at March 31, 2011, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. As a result of the Corporation’s reported net loss for the three months ended March 31, 2010, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share.

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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first quarter of 2011 and full year 2010:

	2011	2010

Dividend yield	2.00%	3.00%
Risk-free interest rate	2.30%	2.70%
Expected volatility	47.11%	45.38%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$5.58	$4.60
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2010 and for the three months ended March 31, 2011, is presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,348,474	13.24
Exercised	(14,868)	12.71
Forfeited or expired	(740,766)	20.95

Outstanding at December 31, 2010	7,301,458	$24.33	5.01	$2,460

Options exercisable at December 31, 2010	5,275,738	$27.60	3.63	$63

Outstanding at December 31, 2010	7,301,458	$24.33
Granted	1,529,488	14.26
Exercised	(3,315)	13.16
Forfeited or expired	(964,874)	24.78

Outstanding at March 31, 2011	7,862,757	$22.32	6.19	$2,911

Options exercisable at March 31, 2011	5,228,048	$26.37	4.62	$681

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2010, and for the three months ended March 31, 2011.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2009	1,896,992	$3.60
Granted	1,348,474	4.60
Vested	(920,969)	3.93
Forfeited	(298,777)	3.78

Nonvested at December 31, 2010	2,025,720	$4.09

Granted	1,529,488	5.58
Vested	(871,179)	3.77
Forfeited	(49,320)	4.24

Nonvested at March 31, 2011	2,634,709	$5.06

For the three months ended March 31, 2011 and for the year ended December 31, 2010, the intrinsic value of stock options exercised was immaterial (less than $0.1 million). (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $3.3 million for the first quarter of 2011 and $3.6 million for the year ended December 31, 2010. For the three months ended March 31, 2011 and 2010, the Corporation recognized compensation expense of $1.3 million and $0.8 million, respectively, for the vesting of stock options. For the full year 2010, the Corporation recognized compensation expense of $3.4 million for the vesting of stock options. At March 31, 2011, the Corporation had $12.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2013.
The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2010, and for the three months ended March 31, 2011.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2009	527,131	$19.67
Granted	604,343	12.38
Vested	(205,239)	21.68
Forfeited	(153,973)	17.12

Outstanding at December 31, 2010	772,262	$13.94

Granted	532,747	14.42
Vested	(141,208)	18.45
Forfeited	(21,679)	13.81

Outstanding at March 31, 2011	1,142,122	$13.86

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2011 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period, subject to the full repayment of the funds received under the Capital Purchase Program (“CPP”), and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in 25% increments as the funds received under the CPP are repaid (i.e., 0% vest when less than 25% is repaid, 25% vest when 25-49% is repaid, 50% vest when 50-74% is repaid, 75% vest when 75-99% is repaid, and 100% vest when the full amount is repaid), and the restricted stock award recipients must continue to perform substantial services for the Corporation for at least two years after the date of grant. Expense for restricted stock awards of approximately $1.7 million and $1.5 million was recorded for the three months ended March 31, 2011 and 2010, respectively, while expense for restricted stock awards of approximately $5.6 million was recognized for the full year 2010. The Corporation had $11.7 million of unrecognized compensation costs related to restricted stock awards at March 31, 2011, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2013.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. The Corporation recognized compensation expense of $0.9 million on the granting of 60,992 salary shares (or an average cost per share of $14.49) for the three months ended March 31, 2011, $0.4 million on the granting of 33,751 shares (or an average cost per share of $13.10) for the three months ended March 31, 2010 and $3.3 million on the granting of 244,062 salary shares (or an average cost per share of $13.43) for the year ended December 31, 2010.
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
NOTE 5: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
	($ in Thousands)
March 31, 2011:
U.S. Treasury securities	$1,199	$9	$—	$1,208
Federal agency securities	28,445	30	—	28,475
Obligations of state and political subdivisions (municipal securities)	805,019	20,169	(1,928)	823,260
Residential mortgage-related securities	4,634,921	117,106	(19,555)	4,732,472
Commercial mortgage-related securities	10,407	223	—	10,630
Asset-backed securities (1)	273,280	4	(523)	272,761
Other securities (debt and equity)	13,298	2,768	(1,331)	14,735

Total investment securities available for sale	$5,766,569	$140,309	$(23,337)	$5,883,541

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
	($ in Thousands)
December 31, 2010:
U.S. Treasury securities	$1,199	$9	$—	$1,208
Federal agency securities	29,791	1	(25)	29,767
Obligations of state and political subdivisions (municipal securities)	829,058	14,894	(5,350)	838,602
Residential mortgage-related securities	4,831,481	117,530	(38,514)	4,910,497
Commercial mortgage-related securities	7,604	149	—	7,753
Asset-backed securities (1)	299,459	3	(621)	298,841
Other securities (debt and equity)	13,384	2,603	(1,314)	14,673

Total investment securities available for sale	$6,011,976	$135,189	$(45,824)	$6,101,341

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

The amortized cost and fair values of investment securities available for sale at March 31, 2011, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value

Due in one year or less	$44,487	$44,951
Due after one year through five years	115,025	119,300
Due after five years through ten years	545,127	558,541
Due after ten years	136,157	135,635

Total debt securities	840,796	858,427
Residential mortgage-related securities	4,634,921	4,732,472
Commercial mortgage-related securities	10,407	10,630
Asset-backed securities	273,280	272,761
Equity securities	7,165	9,251

Total investment securities available for sale	$5,766,569	$5,883,541

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
			($ in Thousands)
March 31, 2011:
Obligations of state and political subdivisions (municipal securities)	$(1,573)	$97,800	$(355)	$2,543	$(1,928)	$100,343
Residential mortgage-related securities	(19,533)	1,531,683	(22)	3,079	(19,555)	1,534,762
Asset-backed securities	(523)	252,010	—	—	(523)	252,010
Other securities (debt and equity)	(11)	85	(1,320)	808	(1,331)	893

Total	$(21,640)	$1,881,578	$(1,697)	$6,430	$(23,337)	$1,888,008

The Corporation reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the other-than-temporary impairment analysis include, the length of time the security has been in an unrealized loss position, changes in security ratings, financial condition of the issuer, as well as security and industry specific economic conditions. In addition, with regards to its debt securities, the Corporation may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, the Corporation prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.
Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at March 31, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. At March 31, 2011, the number of investment securities in an unrealized loss position for less than 12 months for municipal, residential mortgage-related, and asset-backed securities was 152, 83 and 32, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and residential mortgage-related categories was 3 and 6, respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At March 31, 2011, the $1.3 million unrealized loss position on other securities was primarily comprised of 3 individual trust preferred debt securities pools. The Corporation currently does not intend to sell nor does it believe that it is probable it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2010 and the three months ended March 31, 2011, respectively.

	Non-agency
	Mortgage-Related	Trust Preferred
$ in Thousands	Securities	Debt Securities	Total

Balance of credit-related other-than-temporary impairment at December 31, 2009	$(17,472)	$(7,027)	$(24,499)
Credit losses on newly identified impairment	(84)	(2,992)	(3,076)

Balance of credit-related other-than-temporary impairment at December 31, 2010	(17,556)	(10,019)	(27,575)
Adjustment for change in cash flows	—	—	—

Balance of credit-related other-than-temporary impairment at March 31, 2011	$(17,556)	$(10,019)	$(27,575)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 months		12 months or more		Total
	Unrealized		Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2010:			($ in Thousands)
Federal agency securities	$(25)	$29,716	$—	$—	$(25)	$29,716
Obligations of state and political subdivisions (municipal securities)	(4,983)	237,902	(367)	2,543	(5,350)	240,445
Residential mortgage-related securities	(36,280)	1,613,498	(2,234)	43,306	(38,514)	1,656,804
Asset-backed securities	(621)	293,568	—	—	(621)	293,568
Other securities (debt and equity)	(1)	100	(1,313)	864	(1,314)	964

Total	$(41,910)	$2,174,784	$(3,914)	$46,713	$(45,824)	$2,221,497

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At both March 31, 2011 and December 31, 2010, the Corporation had FHLB stock of $121.1 million and Federal Reserve Bank stock of $69.9 million, respectively. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment in 2011 and 2010, including but not limited to, consideration of operating performance, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2011 or 2010.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality
The period end loan composition was as follows.

	March 31,	December 31,
	2011	2010
	($ in Thousands)
Commercial and industrial	$2,972,651	$3,049,752
Commercial real estate	3,382,481	3,389,213
Real estate construction	525,236	553,069
Lease financing	56,458	60,254

Total commercial	6,936,826	7,052,288
Home equity	2,576,736	2,523,057
Installment	605,767	695,383

Total retail	3,182,503	3,218,440
Residential mortgage	2,535,993	2,346,007

Total consumer	5,718,496	5,564,447

Total loans	$12,655,322	$12,616,735

A summary of the changes in the allowance for loan losses was as follows.

	March 31,	December 31,
	2011	2010
	($ in Thousands)
Balance at beginning of period	$476,813	$573,533
Provision for loan losses	31,000	390,010
Charge offs	(65,156)	(528,492)
Recoveries	11,804	41,762

Net charge offs	(53,352)	(486,730)

Balance at end of period	$454,461	$476,813

The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge offs, trends in past due and impaired loans, and the level of potential problem loans. Management considers the allowance for loan losses a critical accounting policy, as assessing these numerous factors involves significant judgment.

A summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011, was as follows.

	Commercial
	and	Commercial	Real estate	Lease	Home		Residential
$ in Thousands	industrial	real estate	construction	financing	equity	Installment	mortgage	Total

Balance at Dec 31, 2010	$137,770	$165,584	$56,772	$7,396	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	15,917	(17,469)	(5,650)	(670)	38,128	2,449	(1,705)	31,000
Charge offs	(10,540)	(9,128)	(15,024)	(39)	(14,983)	(13,068)	(2,374)	(65,156)
Recoveries	6,226	1,255	3,088	11	661	398	165	11,804

Balance at Mar 31, 2011	$149,373	$140,242	$39,186	$6,698	$78,896	$7,107	$32,959	$454,461

Allowance for loan losses:
Ending balance individually evaluated for impairment	$19,296	$23,976	$16,801	$3,922	$8,863	$460	$5,786	$79,104
Ending balance collectively evaluated for impairment	$130,077	$116,266	$22,385	$2,776	$70,033	$6,647	$27,173	$375,357

Loans:
Ending balance individually evaluated for impairment	$69,081	$187,841	$80,910	$14,236	$21,836	$1,152	$31,708	$406,764
Ending balance collectively evaluated for impairment	$2,903,570	$3,194,640	$444,326	$42,222	$2,554,900	$604,615	$2,504,285	$12,248,558
The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. While the methodology used at March 31, 2011 and December 31, 2010 was generally comparable, several refinements were incorporated into the historical loss factor allocation process during the first quarter of 2011. The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan losses.
At March 31, 2011, the allowance for loan loss allocations for the commercial and industrial and home equity loan portfolios increased, with all other loan portfolio allocations declining from December 31, 2010. The increase in the commercial and industrial allocation was primarily due to higher loss rates which were partially offset by improved credit quality metrics within the portfolio. The increase in the home equity allocation was due to higher loss rates and a slight decline in credit quality. The decline in the installment allocation was due to the $10 million write down on installment loans transferred to held for sale (see Note 16, “Recent Developments”). Other portfolio allocations declined primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans.

	March 31,	December 31,
	2011	2010
	($ in Thousands)
Nonaccrual loans	$488,321	$574,356
Accruing loans past due 90 days or more	9,380	3,418
Restructured loans (accruing)	88,193	79,935
The following table presents nonaccrual loans.

	March 31,	December 31,
	2011	2010
	($ in Thousands)
Commercial and industrial	$76,780	$99,845
Commercial real estate	186,547	223,927
Real estate construction	84,903	94,929
Lease financing	15,270	17,080

Total commercial	363,500	435,781
Home equity	49,618	51,712
Installment	4,949	10,544

Total retail	54,567	62,256
Residential mortgage	70,254	76,319

Total consumer	124,821	138,575

Total loans	$488,321	$574,356

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
The following table presents commercial loans by credit quality indicator at March 31, 2011.

		Special
	Pass	Mention	Potential Problem	Impaired	Total
			($ in Thousands)
Commercial and industrial	$2,341,607	$189,268	$348,949	$92,827	$2,972,651
Commercial real estate	2,476,061	220,331	465,376	220,713	3,382,481
Real estate construction	335,032	26,618	70,824	92,762	525,236
Lease financing	39,046	437	1,705	15,270	56,458

Total commercial	$5,191,746	$436,654	$886,854	$421,572	$6,936,826

The following table presents commercial loans by credit quality indicator at December 31, 2010.

		Special
	Pass	Mention	Potential Problem	Impaired	Total
			($ in Thousands)
Commercial and industrial	$2,363,554	$222,089	$354,284	$109,825	$3,049,752
Commercial real estate	2,429,339	227,557	492,778	239,539	3,389,213
Real estate construction	311,810	32,180	91,618	117,461	553,069
Lease financing	40,101	456	2,617	17,080	60,254

Total commercial	$5,144,804	$482,282	$941,297	$483,905	$7,052,288

The following table presents consumer loans by credit quality indicator at March 31, 2011.

		30-89 Days
	Performing	Past Due	Potential Problem	Impaired	Total
			($ in Thousands)
Home equity	$2,495,943	$14,808	$4,737	$61,248	$2,576,736
Installment	596,725	2,714	230	6,098	605,767

Total retail	3,092,668	17,522	4,967	67,346	3,182,503
Residential mortgage	2,420,747	7,940	19,710	87,596	2,535,993

Total consumer	$5,513,415	$25,462	$24,677	$154,942	$5,718,496

The following table presents consumer loans by credit quality indicator at December 31, 2010.

		30-89 Days
	Performing	Past Due	Potential Problem	Impaired	Total
			($ in Thousands)
Home equity	$2,442,661	$13,886	$3,057	$63,453	$2,523,057
Installment	673,820	9,624	703	11,236	695,383

Total retail	3,116,481	23,510	3,760	74,689	3,218,440
Residential mortgage	2,222,916	8,722	18,672	95,697	2,346,007

Total consumer	$5,339,397	$32,232	$22,432	$170,386	$5,564,447

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

The following table presents loans by past due status at March 31, 2011.

	30-89 Days	90 Days or
	Past Due	More Past Due	Total Past Due	Current	Total
Accruing loans			($ in Thousands)
Commercial and industrial	$36,205	$1,010	$37,215	$2,858,656	$2,895,871
Commercial real estate	40,537	7,764	48,301	3,147,633	3,195,934
Real estate construction	3,410	—	3,410	436,923	440,333
Lease financing	135	—	135	41,053	41,188

Total commercial	80,287	8,774	89,061	6,484,265	6,573,326
Home equity	14,808	26	14,834	2,512,284	2,527,118
Installment	2,714	580	3,294	597,524	600,818

Total retail	17,522	606	18,128	3,109,808	3,127,936
Residential mortgage	7,940	—	7,940	2,457,799	2,465,739

Total consumer	25,462	606	26,068	5,567,607	5,593,675

Total loans	$105,749	$9,380	$115,129	$12,051,872	$12,167,001

Nonaccrual loans
Commercial and industrial	$9,900	$38,940	$48,840	$27,940	$76,780
Commercial real estate	19,928	75,563	95,491	91,056	186,547
Real estate construction	5,008	57,183	62,191	22,712	84,903
Lease financing	176	925	1,101	14,169	15,270

Total commercial	35,012	172,611	207,623	155,877	363,500
Home equity	5,489	36,315	41,804	7,814	49,618
Installment	381	2,298	2,679	2,270	4,949

Total retail	5,870	38,613	44,483	10,084	54,567
Residential mortgage	8,648	42,273	50,921	19,333	70,254

Total consumer	14,518	80,886	95,404	29,417	124,821

Total loans	$49,530	$253,497	$303,027	$185,294	$488,321

Total loans
Commercial and industrial	$46,105	$39,950	$86,055	$2,886,596	$2,972,651
Commercial real estate	60,465	83,327	143,792	3,238,689	3,382,481
Real estate construction	8,418	57,183	65,601	459,635	525,236
Lease financing	311	925	1,236	55,222	56,458

Total commercial	115,299	181,385	296,684	6,640,142	6,936,826
Home equity	20,297	36,341	56,638	2,520,098	2,576,736
Installment	3,095	2,878	5,973	599,794	605,767

Total retail	23,392	39,219	62,611	3,119,892	3,182,503
Residential mortgage	16,588	42,273	58,861	2,477,132	2,535,993

Total consumer	39,980	81,492	121,472	5,597,024	5,718,496

Total loans	$155,279	$262,877	$418,156	$12,237,166	$12,655,322

The following table presents loans by past due status at December 31, 2010.

	30-89 Days	90 Days or
	Past Due	More Past Due	Total Past Due	Current	Total
Accruing loans			($ in Thousands)
Commercial and industrial	$33,013	$—	$33,013	$2,916,894	$2,949,907
Commercial real estate	46,486	2,096	48,582	3,116,704	3,165,286
Real estate construction	8,016	—	8,016	450,124	458,140
Lease financing	132	—	132	43,042	43,174

Total commercial	87,647	2,096	89,743	6,526,764	6,616,507
Home equity	13,886	796	14,682	2,456,663	2,471,345
Installment	9,624	526	10,150	674,689	684,839

Total retail	23,510	1,322	24,832	3,131,352	3,156,184
Residential mortgage	8,722	—	8,722	2,260,966	2,269,688

Total consumer	32,232	1,322	33,554	5,392,318	5,425,872

Total loans	$119,879	$3,418	$123,297	$11,919,082	$12,042,379

Nonaccrual loans
Commercial and industrial	$3,426	$57,215	$60,641	$39,204	$99,845
Commercial real estate	12,429	82,675	95,104	128,823	223,927
Real estate construction	297	56,443	56,740	38,189	94,929
Lease financing	283	998	1,281	15,799	17,080

Total commercial	16,435	197,331	213,766	222,015	435,781
Home equity	5,727	37,169	42,896	8,816	51,712
Installment	1,091	7,141	8,232	2,312	10,544

Total retail	6,818	44,310	51,128	11,128	62,256
Residential mortgage	8,249	50,609	58,858	17,461	76,319

Total consumer	15,067	94,919	109,986	28,589	138,575

Total loans	$31,502	$292,250	$323,752	$250,604	$574,356

Total loans
Commercial and industrial	$36,439	$57,215	$93,654	$2,956,098	$3,049,752
Commercial real estate	58,915	84,771	143,686	3,245,527	3,389,213
Real estate construction	8,313	56,443	64,756	488,313	553,069
Lease financing	415	998	1,413	58,841	60,254

Total commercial	104,082	199,427	303,509	6,748,779	7,052,288
Home equity	19,613	37,965	57,578	2,465,479	2,523,057
Installment	10,715	7,667	18,382	677,001	695,383

Total retail	30,328	45,632	75,960	3,142,480	3,218,440
Residential mortgage	16,971	50,609	67,580	2,278,427	2,346,007

Total consumer	47,299	96,241	143,540	5,420,907	5,564,447

Total loans	$151,381	$295,668	$447,049	$12,169,686	$12,616,735

The following table presents impaired loans at March 31, 2011.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized *
			($ in Thousands)
Loans with a related allowance
Commercial and industrial	$77,519	$92,257	$28,533	$79,467	$424
Commercial real estate	142,278	160,291	31,579	144,463	643
Real estate construction	61,351	69,797	19,543	62,050	141
Lease financing	14,771	14,771	3,963	15,357	—

Total commercial	295,919	337,116	83,618	301,337	1,208
Home equity	55,931	63,358	39,527	56,169	383
Installment	6,094	6,599	3,015	6,251	54

Total retail	62,025	69,957	42,542	62,420	437
Residential mortgage	80,544	85,480	17,593	81,006	379

Total consumer	142,569	155,437	60,135	143,426	816

Total loans	$438,488	$492,553	$143,753	$444,763	$2,024

Loans with no related allowance
Commercial and industrial	$15,308	$19,120	$—	$16,424	$48
Commercial real estate	78,435	97,636	—	83,033	79
Real estate construction	31,411	53,359	—	38,694	122
Lease financing	499	499	—	528	—

Total commercial	125,653	170,614	—	138,679	249
Home equity	5,317	7,095	—	5,964	—
Installment	4	4	—	4	—

Total retail	5,321	7,099	—	5,968	—
Residential mortgage	7,052	8,082	—	7,071	10

Total consumer	12,373	15,181	—	13,039	10

Total loans	$138,026	$185,795	$—	$151,718	$259

Total
Commercial and industrial	$92,827	$111,377	$28,533	$95,891	$472
Commercial real estate	220,713	257,927	31,579	227,496	722
Real estate construction	92,762	123,156	19,543	100,744	263
Lease financing	15,270	15,270	3,963	15,885	—

Total commercial	421,572	507,730	83,618	440,016	1,457
Home equity	61,248	70,453	39,527	62,133	383
Installment	6,098	6,603	3,015	6,255	54

Total retail	67,346	77,056	42,542	68,388	437
Residential mortgage	87,596	93,562	17,593	88,077	389

Total consumer	154,942	170,618	60,135	156,465	826

Total loans	$576,514	$678,348	$143,753	$596,481	$2,283

*	Interest income recognized included $1.1 million of interest income recognized on accruing restructured loans for the three months ended March 31, 2011.

The following table presents impaired loans at December 31, 2010.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized *
			($ in Thousands)
Loans with a related allowance
Commercial and industrial	$80,507	$100,297	$29,900	$93,966	$2,399
Commercial real estate	137,808	151,723	33,487	146,880	3,224
Real estate construction	77,312	85,173	29,098	64,049	920
Lease financing	16,680	16,680	6,364	18,832	74

Total commercial	312,307	353,873	98,849	323,727	6,617
Home equity	59,975	61,894	28,933	62,805	1,652
Installment	11,231	11,649	7,776	12,481	294

Total retail	71,206	73,543	36,709	75,286	1,946
Residential mortgage	86,163	91,749	8,832	92,602	2,514

Total consumer	157,369	165,292	45,541	167,888	4,460

Total loans	$469,676	$519,165	$144,390	$491,615	$11,077

Loans with no related allowance
Commercial and industrial	$29,318	$35,841	$—	$28,831	$806
Commercial real estate	101,731	119,963	—	111,267	2,203
Real estate construction	40,149	58,662	—	55,376	1,483
Lease financing	400	400	—	745	—

Total commercial	171,598	214,866	—	196,219	4,492
Home equity	3,478	3,483	—	3,414	102
Installment	5	5	—	7	—

Total retail	3,483	3,488	—	3,421	102
Residential mortgage	9,534	11,267	—	10,675	246

Total consumer	13,017	14,755	—	14,096	348

Total loans	$184,615	$229,621	$—	$210,315	$4,840

Total
Commercial and industrial	$109,825	$136,138	$29,900	$122,797	$3,205
Commercial real estate	239,539	271,686	33,487	258,147	5,427
Real estate construction	117,461	143,835	29,098	119,425	2,403
Lease financing	17,080	17,080	6,364	19,577	74

Total commercial	483,905	568,739	98,849	519,946	11,109
Home equity	63,453	65,377	28,933	66,219	1,754
Installment	11,236	11,654	7,776	12,488	294

Total retail	74,689	77,031	36,709	78,707	2,048
Residential mortgage	95,697	103,016	8,832	103,277	2,760

Total consumer	170,386	180,047	45,541	181,984	4,808

Total loans	$654,291	$748,786	$144,390	$701,930	$15,917

*	Interest income recognized included $4.0 million of interest income recognized on accruing restructured loans for the year ended December 31, 2010.

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. The annual review of goodwill completed in May 2010 indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the banking segment exceeded the carrying value of the banking segment. Therefore, no impairment charge was recorded. There were no impairment charges recorded in 2010 or through March 31, 2011. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.
At March 31, 2011 and December 31, 2010, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the three months ended March 31, 2011, and the year ended December 31, 2010.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of March 31, 2011. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2011	December 31, 2010
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831
Accumulated amortization	(28,045)	(27,121)

Net book value	$13,786	$14,710

Amortization during the period	$924	$3,750
Other intangibles:
Gross carrying amount (1)	$19,283	$20,433
Accumulated amortization	(10,112)	(11,008)

Net book value	$9,171	$9,425

Amortization during the period	$254	$1,169

(1)	Other intangibles of $1.2 million were fully amortized during 2010 and have been removed from both the gross carrying amount and the accumulated amortization for 2011.
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
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Three months ended	Year ended
	March 31, 2011	December 31, 2010
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$84,209	$80,986
Additions	4,383	26,165
Amortization	(5,869)	(22,942)

Mortgage servicing rights at end of period	$82,723	$84,209

Valuation allowance at beginning of period	(20,300)	(17,233)
Additions, net	(180)	(3,067)

Valuation allowance at end of period	(20,480)	(20,300)

Mortgage servicing rights, net	$62,243	$63,909

Fair value of mortgage servicing rights	$62,606	$64,378
Portfolio of residential mortgage loans	$7,476,000	$7,453,000
serviced for others (“servicing portfolio”)
Mortgage servicing rights, net to servicing portfolio	0.83%	0.86%
Mortgage servicing rights expense (1)	$6,049	$26,009

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2011. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

	Core Deposit	Other	Mortgage Servicing
Estimated amortization expense:	Intangibles	Intangibles	Rights
		($ in Thousands)
Nine months ending December 31, 2011	$2,800	$800	$16,300
Year ending December 31, 2012	3,200	1,000	18,100
Year ending December 31, 2013	3,100	900	14,400
Year ending December 31, 2014	2,900	900	11,300
Year ending December 31, 2015	1,400	800	8,600
Year ending December 31, 2016	300	800	6,200

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31,	December 31,
	2011	2010
	($ in Thousands)
Federal Home Loan Bank advances	$800,515	$1,000,528
Senior notes, net	298,592	—
Subordinated debt, net	167,484	195,436
Junior subordinated debentures, net	215,793	215,848
Other borrowed funds	1,793	1,793

Total long-term funding	$1,484,177	$1,413,605

FHLB advances: At March 31, 2011, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.58%, compared to 1.66% at December 31, 2010. These advances all had fixed contractual rates at both March 31, 2011, and December 31, 2010.
Senior notes: In March 2011, the Corporation issued $300 million of senior notes at a discount. The senior notes mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%.
Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. The Corporation retired $30 million of the August 2001 debt in the third quarter of 2010 and paid an early termination penalty of $0.7 million (included in other noninterest expense on the consolidated statements of income). During the first quarter of 2011, the Corporation retired another $28 million of the August 2001 debt and paid an early termination penalty of $0.6 million (included in the other noninterest expense on the consolidated statements of income). Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity. The August 2001 notes are due and payable in August 2011 and, in accordance with regulatory guidelines, no longer qualify as Tier 2 capital.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2010 or during the first quarter 2011. The carrying value of the ASBC Debentures was $179.7 million at both March 31, 2011 and December 31, 2010. With its October 2005 business combination, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.10% at March 31, 2011) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.76% at March 31, 2011) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2010 or during the first quarter of 2011. The carrying value of the SFSC Debentures was $36.1 million at March 31, 2011 and $36.2 million at December 31, 2010.
NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Three Months Ended		Year Ended
	March 31, 2011	March 31, 2010	December 31, 2010
		($ in Thousands)
Net income (loss)	$22,853	$(26,389)	$(856)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	27,585	17,106	(38,278)
Reclassification adjustment for net (gains) losses realized in net income	22	(23,581)	(24,917)
Income tax (expense) benefit	(10,708)	2,876	24,785

Other comprehensive income (loss) on investment securities available for sale	16,899	(3,599)	(38,410)
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	117	104	467
Net loss, net of amortization	451	138	2,271
Income tax expense	(221)	(93)	(1,106)

Other comprehensive income on pension and postretirement obligations	347	149	1,632
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	450	(1,895)	(4,542)
Reclassification adjustment for net (gains) losses and interest expense for interest differential on derivatives realized in net income	982	1,506	6,013
Income tax (expense) benefit	(573)	151	(499)

Other comprehensive income (loss) on cash flow hedging relationships	859	(238)	972

Total other comprehensive income (loss)	18,105	(3,688)	(35,806)

Comprehensive income (loss)	$40,958	$(30,077)	$(36,662)

NOTE 10: Income Taxes
For the first quarter of 2011, the Corporation recognized income tax expense of $7.9 million, compared to income tax benefit of $23.6 million for the first quarter of 2010. The change in income tax was primarily due to the level of pretax income (loss) between the comparable first quarter periods.

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors) foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $85 million of investment securities as collateral at March 31, 2011, and pledged $94 million of investment securities as collateral at December 31, 2010.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 13, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate	Rate	Maturity
		($ in Thousands)
March 31, 2011
Interest rate swaps — short-term borrowings	$200,000	$(4,837)	Other liabilities	0.14%	3.15%	11 months

December 31, 2010
Interest rate swaps — short-term borrowings	$200,000	$(6,295)	Other liabilities	0.19%	3.15%	14 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

Amount of Gain /
(Loss)
Recognized in
Income on
	Amount of Gain /			Category of Gain	Derivatives
	(Loss)	Category of Gain	Amount of (Gain)	/ (Loss)	(Ineffective
	Recognized in	/ (Loss)	/ Loss	Recognized in	Portion and
	OCI on	Reclassified from	Reclassified from	Income on	Amount
	Derivatives	AOCI into	AOCI into	Derivatives	Excluded from
	(Effective	Income (Effective	Income (Effective	(Ineffective	Effectiveness
($ in Thousands)	Portion)	Portion)	Portion)	Portion)	Testing)

Three Months Ended March 31, 2011		Interest Expense		Interest Expense
Interest rate swaps — short-term borrowings	$(450)	Short-term borrowings	$(982)	Short-term borrowings	$(24)

Three Months Ended March 31, 2010		Interest Expense		Interest Expense
Interest rate swaps — short-term borrowings	$1,895	Short-term borrowings	$(1,506)	Short-term borrowings	$(4)

Cash flow hedges
The Corporation has variable-rate short-term borrowings which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.
During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. Hedge effectiveness is determined using regression analysis. The Corporation recognized ineffectiveness of less than $0.1 million for the first quarter of 2011 (which increased interest expense), compared to ineffectiveness of less than $0.1 million for the first quarter of 2010 (which increased interest expense) and $0.2 million for full year 2010 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term borrowings (i.e., the line item in which the hedged cash flows are recorded). At March 31, 2011, accumulated other comprehensive income included a deferred after-tax net loss of $2.6 million related to these derivatives, compared to a deferred after-tax net loss of $3.5 million at December 31, 2010. The net after-tax derivative loss included in accumulated other comprehensive income at March 31, 2011, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term borrowings through September 2012.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

					Weighted Average
			Balance Sheet	Receive Rate	Pay Rate
	Notional Amount	Fair Value	Category	(1)	(1)	Maturity
	($in Thousands)
March 31, 2011
Interest rate-related instruments — customer and mirror	$1,339,984	47,685	Other assets	1.75%	1.75%	42 months
Interest rate-related instruments — customer and mirror	1,339,984	(52,226)	Other liabilities	1.75%	1.75%	42 months
Interest rate lock commitments (mortgage)	77,225	1,194	Other assets	—	—	—
Forward commitments (mortgage)	104,498	(545)	Other liabilities	—	—	—
Foreign currency exchange forwards	37,475	1,988	Other assets	—	—	—
Foreign currency exchange forwards	36,658	(1,837)	Other liabilities	—	—	—

December 31, 2010
Interest rate-related instruments — customer and mirror	$1,268,502	54,154	Other assets	1.78%	1.78%	41 months
Interest rate—related instruments — customer and mirror	1,268,502	(58,632)	Other liabilities	1.78%	1.78%	41 months
Interest rate lock commitments (mortgage)	129,377	(78)	Other liabilities	—	—	—
Forward commitments (mortgage)	281,000	5,617	Other assets	—	—	—
Foreign currency exchange forwards	56,584	1,530	Other assets	—	—	—
Foreign currency exchange forwards	48,652	(1,289)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Three Months Ended March 31, 2011
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(63)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,272
Forward commitments (mortgage)	Mortgage banking, net	(6,162)
Foreign exchange forwards, net	Capital market fees, net	(90)

Three Months Ended March 31, 2010
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(1,025)
Interest rate lock commitments (mortgage)	Mortgage banking, net	2,338
Forward commitments (mortgage)	Mortgage banking, net	(3,922)
Foreign exchange forwards, net	Capital market fees, net	(62)

Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for the first quarter of 2011 was less than a $0.1 million loss, while the net impact for the full year 2010 was a $1.9 million net loss and the net impact for the first quarter of 2010 was a $1.0 million net loss.

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
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at March 31, 2011, was a net gain of $0.7 million, comprised of the net gain of $1.2 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $77 million and the net loss of $0.5 million on forward commitments to sell residential mortgage loans to various investors of approximately $104 million. The fair value of the mortgage derivatives at December 31, 2010, was a net gain of $5.5 million, comprised of the net loss of $0.1 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $129 million and the net gain of $5.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $281 million. The fair value of the mortgage derivatives at March 31, 2010, was a net gain of $1.6 million, comprised of the net gain of $1.0 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $180 million and the net gain of $0.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $299 million.
Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At March 31, 2011, the Corporation had $8 million in notional balances of foreign currency forwards related to loans, and $33 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $33 million), which on a combined basis had a fair value of $0.2 million net gain. At December 31, 2010, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $50 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $50 million), which on a combined basis had a fair value of $0.3 million net gain. At March 31, 2010, the Corporation had $7 million in notional balances of foreign currency forwards related to loans, and $20 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $20 million), which on a combined basis had a fair value of $0.4 million net gain.

NOTE 12: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 11). The following is a summary of lending-related commitments.

	March 31, 2011	December 31, 2010
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1)(2)	$3,855,320	$3,862,208
Commercial letters of credit (1)	36,995	37,872
Standby letters of credit (3)	345,180	362,275

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2011 or December 31, 2010.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3.8 million and $3.9 million at March 31, 2011 and December 31, 2010, respectively, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of March 31, 2011 and December 31, 2010, the Corporation had a reserve for losses on unfunded commitments totaling $17.8 million and $17.4 million, respectively, included in other liabilities on the consolidated balance sheets.
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

As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at March 31, 2011, was $46 million, included in other assets on the consolidated balance sheets, compared to $45 million at December 31, 2010. Related to these investments, the Corporation had remaining commitments to fund of $11 million at March 31, 2011, and $11 million at December 31, 2010.
Contingent Liabilities
A lawsuit was filed against the Corporation in the United States District Court for the Western District of Wisconsin, on April 6, 2010. The lawsuit is styled as a class action lawsuit with the certification of the class pending. The suit alleges that the Corporation unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. On April 23, 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the overdraft fees Multi District Litigation pending in the United States District Court for the Southern District of Florida, Miami Division. The Corporation denies all claims and intends to vigorously defend itself. In addition to the above, in the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Legal proceedings and contingencies have a high degree of uncertainty. When a loss from a contingency becomes probable and estimable, an accrual is established. The accrual reflects management’s estimate of the probable cost of resolution of the matter and is revised as facts and circumstances change. We have established accruals for certain matters. Given the indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, it is possible that the results of such proceedings will have a material adverse effect on the Corporation’s business, financial position or results of operations in future periods.
The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.3 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable during 2010. At both March 31, 2011 and December 31, 2010, the remaining reserve for unfavorable litigation losses related to Visa was $1.5 million.
In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2010, Visa announced it had deposited additional amounts into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.6 million. At both March 31, 2011 and December 31, 2010, the remaining receivable related to the Visa escrow account was $1.3 million.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. In addition, the nonaccrual loan sales during 2010 also included general representations and warranties on the underlying loans sold, which if violated could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2011, and December 31, 2010, there were approximately $58 million, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2011 and December 31, 2010, there were $0.6 billion and $0.7 billion, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At March 31, 2011 and December 31, 2010, the Corporation provided a credit guarantee on contracts related to specific commercial loans to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.1 million related to these credit guarantee contracts at both March 31, 2011 and December 31, 2010, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At March 31, 2011, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $5.0 million and $4.5 million at March 31, 2011 and December 31, 2010, respectively.

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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2011, and December 31, 2010, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Loans Held for Sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value of the installment loans held for sale was based on the Corporation’s existing agreement to sell such loans, while the estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
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

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of March 31, 2011, and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	March 31, 2011	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,208	$1,208	$—	$—
Federal agency securities	28,475	49	28,426	—
Obligations of state and political subdivisions	823,260	—	823,260	—
Residential mortgage-related securities	4,732,472	—	4,732,472	—
Commercial mortgage-related securities	10,630	—	10,630	—
Asset-backed securities	272,761	—	272,761	—
Other securities (debt and equity)	14,735	12,090	1,000	1,645

Total investment securities available for sale	$5,883,541	$13,347	$5,868,549	$1,645
Derivatives (other assets)	50,867	—	49,673	1,194

Liabilities:
Derivatives (other liabilities)	$59,445	$—	$58,900	$545

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,208	$1,208	$—	$—
Federal agency securities	29,767	51	29,716	—
Obligations of state and political subdivisions	838,602	—	838,602	—
Residential mortgage-related securities	4,910,497	—	4,910,497	—
Commercial mortgage-related securities	7,753	—	7,753	—
Asset-backed securities	298,841	—	298,841	—
Other securities (debt and equity)	14,673	12,002	999	1,672

Total investment securities available for sale	$6,101,341	$13,261	$6,086,408	$1,672
Derivatives (other assets)	61,301	—	55,684	5,617

Liabilities:
Derivatives (other liabilities)	$66,294	$—	$66,216	$78

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2010 and the quarter ended March 31, 2011, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)
	Investment
	Securities
($ in Thousands)	Available for Sale	Derivatives
Balance December 31, 2009	$—	$3,141
Transfers in	4,663	—
Total net losses included in income:
Net impairment losses on investment securities	(2,991)	—
Mortgage derivative loss, net	—	2,398

Balance December 31, 2010	$1,672	$5,539

Total net losses included in income:
Mortgage derivative loss, net	—	(4,890)
Total net losses included in other comprehensive income:
Investment securities losses	(27)	—

Balance March 31, 2011	$1,645	$649

In valuing the investment securities available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.
The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	March 31, 2011	Level 1	Level 2	Level 3
		($ in Thousands)
Assets:
Loans held for sale	$85,493	$—	$85,493	$—
Loans (1)	208,138	—	208,138	—
Mortgage servicing rights	62,243	—	—	62,243

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$144,808	$—	$144,808	$—
Loans (1)	279,179	—	279,179	—
Mortgage servicing rights	63,909	—	—	63,909

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During 2011 and 2010, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $16 million for the quarter ended March 31, 2011 and $55 million for the year ended December 31, 2010, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $1 million and $10 million to noninterest expense for the quarter ended March 31, 2011 and the year ended December 31, 2010, respectively.
Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in Thousands)
Financial assets:
Cash and due from banks	$299,040	$299,040	$319,487	$319,487
Interest-bearing deposits in other financial institutions	498,094	498,094	546,125	546,125
Federal funds sold and securities purchased under agreements to resell	2,015	2,015	2,550	2,550
Investment securities available for sale	5,883,541	5,883,541	6,101,341	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks	191,017	191,017	190,968	190,968
Loans held for sale	85,493	85,969	144,808	144,808
Loans, net	12,200,861	10,588,296	12,139,922	10,568,980
Bank owned life insurance	536,655	536,655	533,069	533,069
Accrued interest receivable	73,687	73,687	73,982	73,982
Interest rate-related agreements (1)	47,685	47,685	54,154	54,154
Foreign currency exchange forwards	1,988	1,988	1,530	1,530
Interest rate lock commitments to originate residential mortgage loans held for sale	1,194	1,194	(78)	(78)
Financial liabilities:
Deposits	$14,023,643	$14,023,643	$15,225,393	$15,225,393
Short-term borrowings	2,547,805	2,547,805	1,747,382	1,747,382
Long-term funding	1,484,177	1,571,704	1,413,605	1,491,786
Accrued interest payable	11,795	11,795	17,163	17,163
Interest rate-related agreements (1)	57,063	57,063	64,927	64,927
Foreign currency exchange forwards	1,837	1,837	1,289	1,289
Standby letters of credit (2)	3,772	3,772	3,943	3,943
Forward commitments to sell residential mortgage loans	545	545	(5,617)	(5,617)

(1)	At both March 31, 2011 and December 31, 2010, the notional amount of cash flow hedge interest rate swap agreements was $200 million. See Note 11 for information on the fair value of derivative financial instruments.

(2)	At March 31, 2011 and December 31, 2010, the commitment on standby letters of credit was $0.3 billion and $0.4 billion, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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

Loans held for sale — The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value of the residential mortgage loans held for was based on what secondary markets are currently offering for portfolios with similar characteristics, while the estimated fair value of the installment loans held for sale was based on the Corporation’s existing agreement to sell such loans.
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2011 and 2010, and for the full year 2010 were as follows.

	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010
		($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,613	$2,475	$9,622
Interest cost	1,589	1,590	6,377
Expected return on plan assets	(3,220)	(2,739)	(12,152)
Amortization of prior service cost	18	5	72
Amortization of actuarial loss	451	138	1,601

Total net periodic benefit cost	$1,451	$1,469	$5,520

Postretirement Plan:
Interest cost	$50	$58	$227
Amortization of prior service cost	99	99	395
Amortization of actuarial gain	—	—	(3)

Total net periodic benefit cost	$149	$157	$619

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $6 million in the first quarter of 2011.
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

Selected segment information is presented below.

	Banking	Wealth Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended March 31, 2011
Net interest income	$153,591	$132	$—	$153,723
Provision for loan losses	31,000	—	—	31,000
Noninterest income	54,408	26,003	(2,360)	78,051
Depreciation and amortization	14,779	295	—	15,074
Other noninterest expense	135,038	22,293	(2,360)	154,971
Income taxes	6,457	1,419	—	7,876

Net income	$20,725	$2,128	$—	$22,853

Percent of consolidated net income	91%	9%	—%	100%

Total assets	$21,415,387	$139,355	$(81,177)	$21,473,565

Percent of consolidated total assets	100%	—%	—%	100%

Total revenues *	$207,999	$26,135	$(2,360)	$231,774
Percent of consolidated total revenues	90%	11%	(1)%	100%

As of and for the three months ended March 31, 2010

Net interest income	$169,012	$210	$—	$169,222
Provision for loan losses	165,345	—	—	165,345
Noninterest income	79,607	25,014	(1,060)	103,561
Depreciation and amortization	14,013	312	—	14,325
Other noninterest expense	124,077	20,040	(1,060)	143,057
Income taxes	(25,504)	1,949	—	(23,555)

Net income (loss)	$(29,312)	$2,923	$—	$(26,389)

Percent of consolidated net income	N/M	N/M	N/M	N/M

Total assets	$23,048,528	$127,782	$(68,674)	$23,107,636

Percent of consolidated total assets	100%	—%	—%	100%

Total revenues *	$248,619	$25,224	$(1,060)	$272,783
Percent of consolidated total revenues	91%	9%	—%	100%

N/M — Not meaningful.

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

NOTE 16: Recent Developments
Disposition: On March 31, 2011, the Corporation entered into an agreement to sell the majority of the installment loans in its consumer finance subsidiary. In anticipation of the sale, $61 million of installment loans were marked down to the transaction price and transferred to held for sale, resulting in a $10 million write-down to the allowance for loan losses during the first quarter of 2011. As part of the agreement, the purchaser has agreed to assume the leases on the majority of the offices held by the consumer finance subsidiary and retain most of the colleagues. The transaction is anticipated to close during the second quarter of 2011. The subsidiary’s operations and the disposition did not materially impact the Corporation’s consolidated financial position, results of operations, or cash flows during 2011 or 2010, and therefore has not been presented as discontinued operations in the consolidated financial statements.
TARP Repayment: On April 6, 2011, the Corporation completed the repurchase of 262,500 shares of the preferred stock that it issued to the U.S. Department of the Treasury under the Capital Purchase Program. The Corporation paid the U.S. Treasury a total of $262.5 million, plus an accrued dividend of $1.9 million. The partial repurchase represents half of the $525 million the Corporation received under the Capital Purchase Program. In connection with the redemption of the Senior Preferred Stock, the Corporation will accelerate the accretion of the unamortized issuance discount on the redeemed Senior Preferred Stock and will record a corresponding reduction in retained earnings of $4.9 million. This will result in a one-time, noncash reduction in net income available to common equity and related basic and diluted earnings per common share for the second quarter of 2011. A portion of the proceeds from the March 28, 2011, $300 million senior note offering was used to repurchase the shares of preferred stock. See Note 8, “Long-term Funding,” for additional information on the senior note offering.
Rating Agency Action: On May 5, 2011, Standard and Poor’s raised its long-term counterparty credit rating on Associated Banc-Corp to BBB- from BB-, and its banking subsidiary, Associated Bank, N.A. to BBB from BB+. The outlook is stable.

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
Allowance for Loan Losses: Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to the consolidated financial statements and section “Allowance for Loan Losses.”
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
The Corporation conducted its annual impairment testing in May 2010. The step one analysis conducted for the wealth segment indicated that the estimated fair value exceeded its carrying value (including goodwill). Therefore, a step two analysis was not required for this reporting unit. The step one analysis completed for the banking segment indicated that the carrying value (including goodwill) of the reporting unit exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value (including goodwill) and no impairment charge was recorded. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to re-perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.
In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. The Corporation provided the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions. See also, Note 7 “Goodwill and Other Intangible Assets,” of the notes to the consolidated financial statements.
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
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at March 31, 2011 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $7.7 million (or 12%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $6.9 million (or 11%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 11, “Derivative and Hedging Activities,” and Note 13 “Fair Value Measurements,” of the notes to consolidated financial statements and section “Interest Rate Risk.”
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at March 31, 2011 and December 31, 2010, to offset deferred tax assets related to state net operating loss carryforwards of certain subsidiaries. Quarterly assessments are performed to determine if additional valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent quarterly losses. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes. This represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, the Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. In making this determination, the Corporation has considered the positive evidence associated with future taxable income, tax planning strategies, and reversing taxable temporary differences in future periods. Most significantly, the Corporation relied upon its ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues (as defined in the Note) for the first quarter of 2011. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes and goodwill impairment assessment, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated total revenues (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 11% for the first quarter of 2011, compared to 9% for the comparable period in 2010. Wealth management segment revenues were up $0.9 million (4%) and expenses were up $2.2 million (11%) between the comparable first quarter periods of 2011 and 2010. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $11.6 million (9%) between March 31, 2011 and March 31, 2010, predominantly due to higher cash and cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (62% of total segment noninterest expense for first quarter 2011, compared to 64% of total segment noninterest expense for the comparable period in 2010), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”
Results of Operations – Summary
The Corporation recorded net income of $22.9 million for the three months ended March 31, 2011, compared to a net loss of $26.4 million for the three months ended March 31, 2010. Net income available to common equity was $15.4 million for the three months ended March 31, 2011, or net income of $0.09 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the three months ended March 31, 2010, was $33.8 million, or a net loss of $0.20 for both basic and diluted earnings per common share. The net interest margin for the first quarter of 2011 was 3.32% compared to 3.35% for the first quarter of 2010.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2011	2010	2010	2010	2010

Net income (loss) (Quarter)	$22,853	$14,008	$14,304	$(2,779)	$(26,389)
Net income (loss) (Year-to-date)	22,853	(856)	(14,864)	(29,168)	(26,389)

Net income (loss) available to common equity (Quarter)	$15,440	$6,608	$6,915	$(10,156)	$(33,754)
Net income (loss) available to common equity (Year-to-date)	15,440	(30,387)	(36,995)	(43,910)	(33,754)

Earnings (loss) per common share – basic (Quarter)	$0.09	$0.04	$0.04	$(0.06)	$(0.20)
Earnings (loss) per common share – basic (Year-to-date)	0.09	(0.18)	(0.22)	(0.26)	(0.20)

Earnings (loss) per common share – diluted (Quarter)	$0.09	$0.04	$0.04	$(0.06)	$(0.20)
Earnings (loss) per common share – diluted (Year-to-date)	0.09	(0.18)	(0.22)	(0.26)	(0.20)

Return on average assets (Quarter)	0.43%	0.25%	0.25%	(0.05)%	(0.46)%
Return on average assets (Year-to-date)	0.43	(0.00)	(0.09)	(0.26)	(0.46)

Return on average equity (Quarter)	2.92%	1.74%	1.77%	(0.35)%	(3.40)%
Return on average equity (Year-to-date)	2.92	(0.03)	(0.63)	(1.86)	(3.40)

Return on average common equity (Quarter)	2.36%	0.98%	1.02%	(1.52)%	(5.20)%
Return on average common equity (Year-to-date)	2.36	(1.14)	(1.85)	(3.34)	(5.20)

Return on average tangible common equity (Quarter) (1)	3.67%	1.52%	1.58%	(2.37)%	(8.17)%
Return on average tangible common equity (Year-to-date) (1)	3.67	(1.77)	(2.89)	(5.22)	(8.17)

Efficiency ratio (Quarter) (2)	72.67%	70.27%	67.36%	64.38%	62.32%
Efficiency ratio (Year-to-date) (2)	72.67	66.04	64.65	63.34	62.32

Efficiency ratio, fully taxable equivalent (Quarter) (2)	70.36%	68.76%	65.05%	63.20%	60.42%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	70.36	64.32	62.85	61.79	60.42

Net interest margin (Quarter)	3.32%	3.13%	3.08%	3.22%	3.35%
Net interest margin (Year-to-date)	3.32	3.20	3.22	3.29	3.35

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
	2011	2010	2010	2010	2010

Efficiency ratio (Quarter) (a)	72.67%	70.27%	67.36%	64.38%	62.32%
Taxable equivalent adjustment (Quarter)	(1.71)	(1.66)	(1.68)	(1.56)	(1.51)
Asset sale gains / losses, net (Quarter)	(0.60)	0.15	(0.63)	0.38	(0.39)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	70.36%	68.76%	65.05%	63.20%	60.42%

Efficiency ratio (Year-to-date) (a)	72.67%	66.04%	64.65%	63.34%	62.32%
Taxable equivalent adjustment (Year-to-date)	(1.71)	(1.59)	(1.58)	(1.54)	(1.51)
Asset sale gains / losses, net (Year-to-date)	(0.60)	(0.13)	(0.22)	(0.01)	(0.39)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	70.36%	64.32%	62.85%	61.79%	60.42%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the three months ended March 31, 2011, was $159.2 million, a decrease of $16.1 million or 9.2% versus the comparable quarter last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was attributable to unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $13.4 million) and unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $2.7 million).
The net interest margin for the first three months of 2011 was 3.32%, 3 bp lower than 3.35% for the same period in 2010. This comparable period decrease was a function of a 1 bp decrease in interest rate spread and a 2 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The 1 bp reduction in interest rate spread was the net result of a 22 bp decrease in the cost of interest-bearing liabilities and a 23 bp decrease in the yield on earning assets.
The Federal Reserve left interest rates unchanged during 2010 and the first three months of 2011, resulting in a level Federal funds rate of 0.25% for both first quarter 2011 and first quarter 2010. Assuming a stable rate environment, the net interest margin for the core banking book is expected to expand modestly as projected loan and deposit growth begins to contribute more strongly to net interest income during the remainder of 2011; however, the recent senior note issuance will pressure the net interest margin run rate by 8 to 10 basis points going forward.
The yield on earning assets was 4.01% for the first quarter of 2011, 23 bp lower than the comparable quarter last year. The yield on securities and short-term investments decreased 53 bp (to 2.93%), impacted by the lower interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium. Loan yields were down 7 bp, (to 4.58%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.
The rate on interest-bearing liabilities of 0.89% for the first quarter of 2011 was 22 bp lower than the same quarter in 2010. Rates on interest-bearing deposits were down 15 bp (to 0.67%, reflecting the low rate environment and a targeted reduction of higher cost deposit products), while the cost of wholesale funding decreased 103 bp (to 1.52%). The cost of short-term borrowings was down 30 bp, while the cost of long-term funding declined 12 bp (primarily attributable to maturities of higher cost long-term funding).
Average earning assets were $19.3 billion for the first quarter of 2011, a decrease of $1.8 billion or 8.4% from the comparable quarter last year. Average loans declined $1.3 billion, while average securities and short-term investments decreased $0.5 billion. The decrease in average loans was comprised of decreases in commercial loans (down $1.6 billion) and retail loans (down $0.2 billion), while residential mortgage loans increased (up $0.5 million).

Average interest-bearing liabilities of $14.9 billion in first quarter 2011 were $2.1 billion or 12.2% lower than the first quarter of 2010. On average, interest-bearing deposits declined $3.1 billion (primarily attributable to $1.3 billion reduction in network transaction deposits, a $1.2 billion reduction in interest-bearing demand deposits, and a $0.6 billion reduction in other time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.2 billion. Average wholesale funding balances increased $1.0 billion between the comparable first quarter periods, primarily attributable to higher customer funding and other short-term borrowings as average long-term funding declined $0.5 billion. As a percentage of total average interest-bearing liabilities, wholesale funding increased from 16.7% in the first quarter of 2010 to 26.1% in the first quarter of 2011.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2011			Three months ended March 31, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$6,907,941	$76,444	4.48%	$8,478,259	$89,895	4.29%
Residential mortgage	2,527,035	27,147	4.31%	2,019,855	25,471	5.06%
Retail	3,238,868	39,992	4.98%	3,426,864	44,733	5.27%

Total loans	12,673,844	143,583	4.58%	13,924,978	160,099	4.65%
Investment securities	5,858,293	46,993	3.21%	5,725,781	60,102	4.20%
Other short-term investments	765,729	1,458	0.76%	1,424,649	1,773	0.50%

Investments and other (1)	6,624,022	48,451	2.93%	7,150,430	61,875	3.46%

Total earning assets	19,297,866	192,034	4.01%	21,075,408	221,974	4.24%
Other assets, net	2,038,992			2,076,359

Total assets	$21,336,858			$23,151,767

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$917,053	$264	0.12%	$858,440	$250	0.12%
Interest-bearing demand deposits	1,764,439	631	0.15%	2,920,510	1,779	0.25%
Money market deposits	5,149,261	4,688	0.37%	6,242,934	8,221	0.53%
Time deposits, excluding Brokered CDs	2,815,301	11,616	1.67%	3,451,638	17,453	2.05%

Total interest-bearing deposits, excluding Brokered CDs	10,646,054	17,199	0.66%	13,473,522	27,703	0.83%
Brokered CDs	378,289	1,050	1.13%	660,361	1,042	0.64%

Total interest-bearing deposits	11,024,343	18,249	0.67%	14,133,883	28,745	0.82%
Wholesale funding	3,883,122	14,622	1.52%	2,837,001	17,973	2.55%

Total interest-bearing liabilities	14,907,465	32,871	0.89%	16,970,884	46,718	1.11%

Noninterest-bearing demand deposits	3,221,271			3,010,041
Other liabilities	35,486			25,768
Stockholders’ equity	3,172,636			3,145,074

Total liabilities and equity	$21,336,858			$23,151,767

Interest rate spread			3.12%			3.13%
Net free funds			0.20%			0.22%
Net interest income, taxable equivalent, and net interest margin		$159,163	3.32%		$175,256	3.35%

Taxable equivalent adjustment		5,440			6,034
Net interest income		$153,723			$169,222

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance (1)
($ in Thousands)

		Comparison of
	Three months ended March 31, 2011 versus 2010
		Variance Attributable to
	Income/Expense
	Variance	Volume	Rate

INTEREST INCOME
Loans: (2)
Commercial	$(13,451)	$(17,231)	$3,780
Residential mortgage	1,676	5,838	(4,162)
Retail	(4,741)	(2,392)	(2,349)

Total loans	(16,516)	(13,785)	(2,731)
Investment securities	(13,109)	1,362	(14,471)
Other short-term investments	(315)	(1,014)	699

Investments and other (2)	(13,424)	348	(13,772)

Total interest income	$(29,940)	$(13,437)	$(16,503)
INTEREST EXPENSE
Interest-bearing deposits:
Savings deposits	$14	$17	$(3)
Interest-bearing demand deposits	(1,148)	(562)	(586)
Money market deposits	(3,533)	(1,279)	(2,254)
Time deposits, excluding brokered CDs	(5,837)	(2,921)	(2,916)

Interest-bearing deposits, excluding brokered CDs	(10,504)	(4,745)	(5,759)
Brokered CDs	8	(567)	575

Total interest-bearing deposits	(10,496)	(5,312)	(5,184)
Wholesale funding	(3,351)	5,311	(8,662)

Total interest expense	(13,847)	(1)	(13,846)
Net interest income, taxable equivalent	$(16,093)	$(13,436)	$(2,657)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
Provision for Loan Losses
The provision for loan losses for the first quarter of 2011 was $31 million, compared to $63 million and $165 million for the fourth and first quarters of 2010, respectively. Net charge offs were $53 million for first quarter 2011, compared to $108 million for fourth quarter 2010 and $163 million for first quarter 2010. Annualized net charge offs as a percent of average loans for first quarter 2011 were 1.71%, compared to 3.41% for fourth quarter 2010 and 4.76% for first quarter 2010. At March 31, 2011, the allowance for loan losses was $454 million, down from $477 million at December 31, 2010 and $576 million at March 31, 2010. The ratio of the allowance for loan losses to total loans was 3.59%, compared to 3.78% at December 31, 2010 and 4.33% at March 31, 2010. Nonaccrual loans at March 31, 2011, were $488 million, compared to $574 million at December 31, 2010, and $1.2 billion at March 31, 2010. See Tables 8 and 9.
The provision for loan losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest Income
Noninterest income for the first quarter of 2011 was $72.2 million, down $25.9 million (26.4%) from the first quarter of 2010. Core fee-based revenue (as defined in Table 4 below) was $60.9 million, down $4.2 million from the comparable quarter last year. Net mortgage banking income was $1.8 million compared to $5.4 million for the first quarter of 2010. Net losses on investment securities and asset sales combined were $2.0 million, compared to a net gain of $21.9 million for the first quarter of 2010. All other noninterest income categories combined were $11.5 million, up $5.8 million versus the comparable quarter last year. For the remainder of 2011, core-fee based revenues are expected to face challenges related to changes in consumer behavior and the impact of recent consumer banking regulatory changes.
TABLE 4
Noninterest Income
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2011	2010	Change	Change

Trust service fees	$9,831	$9,356	$475	5.1%
Service charges on deposit accounts	19,064	26,059	(6,995)	(26.8)
Card-based and other nondeposit fees	15,598	13,812	1,786	12.9
Retail commissions	16,381	15,817	564	3.6

Core fee-based revenue	60,874	65,044	(4,170)	(6.4)
Mortgage banking income	7,894	10,028	(2,134)	(21.3)
Mortgage servicing rights expense	6,049	4,621	1,428	30.9

Mortgage banking, net	1,845	5,407	(3,562)	(65.9)
Capital market fees, net	2,378	130	2,248	N/M
Bank owned life insurance (“BOLI”) income	3,586	3,256	330	10.1
Other	5,507	2,261	3,246	143.6

Subtotal (“fee income”)	74,190	76,098	(1,908)	(2.5)
Asset sale losses, net	(1,986)	(1,641)	(345)	21.0
Investment securities gains / (losses), net	(22)	23,581	(23,603)	(100.1)

Total noninterest income	$72,182	$98,038	$(25,856)	(26.4)%

Trust service fees were $9.8 million, up $0.5 million (5.1%) between the comparable first quarter periods, primarily due to asset management fees on higher account balances as stock market performance improved. The market value of assets under management was $5.9 billion and $5.5 billion at March 31, 2011 and 2010, respectively.
Service charges on deposit accounts were $19.1 million, down $7.0 million (26.8%) from the comparable first quarter last year. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $7.3 million) due to changes in customer behavior, recent regulatory changes, and overdraft policy changes.
Card-based and other nondeposit fees were $15.6 million, up $1.8 million (12.9%) from first quarter 2010, primarily due to higher interchange, letter of credit and other commercial loan servicing fees. Retail commissions (which include commissions from insurance and brokerage product sales) were $16.4 million for first quarter 2011, up $0.6 million (3.6%) compared to first quarter 2010, primarily attributable to higher insurance fees (up $0.5 million to $11.3 million).
Net mortgage banking income was $1.8 million for first quarter 2011, down $3.6 million compared to first quarter 2010. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks (collectively “gains on sales and related income”)) was $7.9 million for the first quarter of 2011, a decrease of $2.1 million compared to the first quarter of 2010. This $2.1 million decrease between the first quarter periods was primarily attributable to a lower volume of loans sold to the secondary market, resulting in lower gains on sales and related income (down $1.8 million). Secondary mortgage production was $290 million for the first quarter of 2011, compared to $455 million for the first quarter of 2010.
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $1.4 million higher than first quarter 2010, with a $1.1 million increase to the valuation reserve (comprised of a $0.2 million addition to the valuation reserve in first quarter 2011 compared to a $0.9 million recovery of the valuation reserve in first quarter 2010) and $0.3 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At March 31, 2011, the mortgage servicing rights asset, net of its valuation allowance, was $62.2 million, representing 83 bp of the $7.5 billion servicing portfolio, compared to a net mortgage servicing rights asset of $64.2 million, representing 83 bp of the $7.8 billion servicing portfolio at March 31, 2010. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $2.4 million, an increase of $2.2 million compared to the first quarter of 2010. The increase in capital market fees, net was due to favorable changes attributable to interest rate risk related services (with first quarter 2011 including an unfavorable credit valuation adjustment of $0.1 million compared to an unfavorable credit valuation adjustment of $1.0 million in first quarter 2010) and an increase in foreign currency related fees of $0.4 million during the first quarter of 2011.
Other income of $5.5 million was $3.2 million higher than first quarter 2010, primarily due to an increase in limited partnership income.
Net investment securities losses for first quarter 2011 were primarily attributable to other-than-temporary write-downs on various equity securities, while net investment securities gains of $23.6 million for first quarter 2010 were attributable to gains on the sale of mortgage-related securities. See Note 5, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $164.2 million for first quarter 2011, up $12.3 million (8.1%) over first quarter last year. Personnel expense was up $9.6 million (12.1%) between the comparable first quarter periods, while all remaining expense categories on a combined basis were up $2.7 million (3.8%). For the remainder of 2011, the Corporation expects moderate increases in noninterest expenses related to strategic investments in our personnel, systems, and infrastructure.
TABLE 5
Noninterest Expense
($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2011	2010	Change	Change

Personnel expense	$88,930	$79,355	$9,575	12.1%
Occupancy	15,275	13,175	2,100	15.9
Equipment	4,767	4,385	382	8.7
Data processing	7,534	7,299	235	3.2
Business development and advertising	4,943	4,445	498	11.2
Other intangible asset amortization expense	1,178	1,253	(75)	(6.0)
Legal and professional fees	4,482	2,795	1,687	60.4
Losses other than loans	6,297	1,979	4,318	218.2
Foreclosure / OREO expense	6,061	7,729	(1,668)	(21.6)
FDIC expense	8,244	11,829	(3,585)	(30.3)
Stationery and supplies	1,487	1,347	140	10.4
Courier	1,080	1,075	5	0.5
Postage	1,680	1,738	(58)	(3.3)
Other	12,218	13,455	(1,237)	(9.2)

Total noninterest expense	$164,176	$151,859	$12,317	8.1%

Personnel expense to Total noninterest expense	54.2%	52.3%
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $88.9 million for first quarter 2011, up $9.6 million (12.1%) versus the first quarter of 2010. Average full-time equivalent employees were 4,929 for first quarter 2011, up 3.2% from 4,777 for first quarter 2010. Salary-related expenses increased $7.9 million (12.6%). This increase was primarily the result of higher compensation and commissions (up $5.3 million or 9.2%, including merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants), combined with higher performance based incentives (up $1.6 million or 57.6%). Fringe benefit expenses were up $1.7 million (10.0%) versus the first quarter of 2010, including higher benefit plan and other fringe benefit expenses (up $1.3 million or 12.2%) and higher costs of premium-based benefits (up $0.4 million or 6.7%).
Nonpersonnel noninterest expenses on a combined basis were $75.2 million, up $2.7 million (3.8%) compared to $72.5 million for the comparable first quarter period in 2010. Legal and professional fees of $4.5 million increased $1.7 million primarily due to higher legal and other professional consultant costs related to corporate projects. Losses other than loans of $6.3 million increased $4.3 million related to certain ongoing legal matters. Foreclosure / OREO expenses of $6.1 million decreased $1.7 million, primarily attributable to a decline in OREO write-downs. FDIC expense decreased $3.6 million due to the decline in the assessable deposit base. Other expense decreased $1.2 million (9.2%) from the comparable quarter last year, reflecting various declines in other noninterest expense categories.

Income Taxes
For the first quarter of 2011, the Corporation recognized income tax expense of $7.9 million, compared to income tax benefit of $23.6 million for the first quarter of 2010. The change in income tax was primarily due to the level of pretax income (loss) between the comparable first quarter periods.
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
Balance Sheet
At March 31, 2011, total assets were $21.5 billion, a decrease of $312 million since December 31, 2010. The decrease in assets was primarily due to a $0.2 billion decrease in investment securities available for sale and a $59 million decrease in loans held for sale, partially offset by a $39 million increase in loans. The change in assets was primarily funded by wholesale funding, as deposits declined since year end 2010.
Loans of $12.7 billion at March 31, 2011, were up $39 million from December 31, 2010, with increases in residential mortgage loans (up $190 million) and home equity loans (up $54 million). During the first quarter of 2011, the Corporation achieved its previously disclosed target for retaining $500 million of 15-year, fixed-rate residential real estate mortgage loans in the loan portfolio. Investment securities available for sale were $5.9 billion, down $218 million from year end 2010 (primarily due to paydowns and sales of mortgage-related and municipal securities during the first quarter of 2011). While loan growth during the first quarter of 2011 was moderated due to the slow economy, the Corporation expects loan growth momentum to build as the year progresses.
At March 31, 2011, total deposits of $14.0 billion were down $1.2 billion from December 31, 2010. Since year end 2010, money market deposits decreased $466 million, interest-bearing demand deposits declined $115 million, and brokered CDs fell $119 million, reflecting the Corporation’s continued strategy for reducing its utilization of network transaction deposits and brokered deposits. Noninterest-bearing demand deposits decreased to $3.3 billion and represented 23% of total deposits, compared to 24% of total deposits at December 31, 2010, reflecting the usual seasonal decline. Wholesale funding of $4.0 billion was up $0.9 billion since year-end 2010, with customer funding up $1.4 billion, other short-term borrowings down $572 million, and long-term funding increasing $71 million (reflecting the issuance of $300 million of senior notes, net of the repayment of $200 million of long-term FHLB advances). The change in mix within deposits and wholesale funding represents the Corporation’s strategy to optimize its funding base. For the remainder of 2011, the Corporation anticipates modest growth in deposits and customer funding, offset by a continued reduction in network transaction deposits and brokered deposits.
Since March 31, 2010, loans declined $0.6 billion, with commercial loans down $1.2 billion and consumer-related loan balances up $0.6 billion, due to the 2010 loan sales and discounted payoffs to improve credit metrics, as well as the Corporation’s comprehensive risk appetite and loan portfolio shaping analysis performed during 2010. Since March 31, 2010, deposits declined $3.5 billion, primarily attributable to a $1.6 billion decrease in money market deposits (which includes a $1.7 billion decrease in network transaction deposits), a $1.2 billion decrease in interest-bearing demand deposits, and a $0.7 billion decrease in other time deposits. Given the decrease in deposit balances, wholesale funding was increased by $1.8 billion since March 31, 2010, including a $1.7 billion increase in customer funding, a $225 million increase in other short-term borrowings, and a $160 million decrease in long-term funding.

TABLE 6
Period End Loan Composition
($ in Thousands)

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial and industrial	$2,972,651	24%	$3,049,752	24%	$2,989,238	24%	$2,969,662	24%	$3,099,265	23%
Commercial real estate	3,382,481	27	3,389,213	27	3,494,342	28	3,576,716	28	3,699,139	28
Real estate construction	525,236	4	553,069	4	736,387	6	925,697	7	1,281,868	10
Lease financing	56,458	—	60,254	—	74,690	1	82,375	1	87,568	1

Commercial	6,936,826	55	7,052,288	55	7,294,657	59	7,554,450	60	8,167,840	62
Home equity (1)	2,576,736	20	2,523,057	20	2,457,461	20	2,455,181	19	2,468,587	18
Installment	605,767	5	695,383	6	721,480	6	749,588	6	759,025	6

Retail	3,182,503	25	3,218,440	26	3,178,941	26	3,204,769	25	3,227,612	24
Residential mortgage	2,535,993	20	2,346,007	19	1,898,795	15	1,842,697	15	1,903,869	14

Total loans	$12,655,322	100%	$12,616,735	100%	$12,372,393	100%	$12,601,916	100%	$13,299,321	100%

Farmland	$35,032	1%	$36,741	1%	$39,986	1%	$40,544	1%	$45,636	1%
Multi-family	538,607	16	485,977	14	528,846	15	518,990	14	526,963	14
Owner occupied	1,027,826	30	1,049,798	31	1,086,258	31	1,131,687	32	1,156,318	32
Non-owner occupied	1,781,016	53	1,816,697	54	1,839,252	53	1,885,495	53	1,970,222	53

Commercial real estate	$3,382,481	100%	$3,389,213	100%	$3,494,342	100%	$3,576,716	100%	$3,699,139	100%

1-4 family construction	$91,349	17%	$96,296	17%	$137,109	19%	$183,953	20%	$220,630	17%
All other construction	433,887	83	456,773	83	599,278	81	741,744	80	1,061,238	83

Real estate construction	$525,236	100%	$553,069	100%	$736,387	100%	$925,697	100%	$1,281,868	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit and Customer Funding Composition
($ in Thousands)

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Noninterest-bearing demand	$3,285,604	23%	$3,684,965	24%	$3,054,121	18%	$2,932,599	17%	$3,023,247	18%
Savings	973,122	7	887,236	6	902,077	5	913,146	5	897,740	5
Interest-bearing demand	1,755,367	13	1,870,664	12	2,921,700	17	2,745,541	16	2,939,390	17
Money market	4,968,510	35	5,434,867	36	6,312,912	38	6,554,559	39	6,522,901	37
Brokered CDs	324,045	2	442,640	3	442,209	3	571,626	3	742,119	4
Other time	2,716,995	20	2,905,021	19	3,171,841	19	3,252,728	20	3,371,390	19

Total deposits	14,023,643	100%	15,225,393	100%	16,804,860	100%	16,970,199	100%	17,496,787	100%
Customer repo sweeps	1,048,516		563,884		209,866		184,043		188,314
Customer repo term	887,434		—		—		—		—

Total customer funding	1,935,950		563,884		209,866		184,043		188,314

Total deposits and customer funding	$15,959,593		$15,789,277		$17,014,726		$17,154,242		$17,685,101

Total deposits, excluding Brokered CDs	$13,699,598	98%	$14,782,753	97%	$16,362,651	97%	$16,398,573	97%	$16,754,668	96%
Network transaction deposits included above in interest-bearing demand and money market	$936,688	7%	$1,144,134	8%	$1,970,050	12%	$2,698,204	16%	$2,641,648	15%
Total deposits, excluding Brokered CDs and network transaction deposits	$12,762,910	91%	$13,638,619	90%	$14,392,601	86%	$13,700,369	81%	$14,113,020	81%

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
The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs (see Table 8) and nonperforming assets (see Table 9). The Corporation’s process, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized and non-criticized categories. The allocation methodology focuses on evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio. Management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”), as assessing these numerous factors involves significant judgment.
The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. While the methodology used at March 31, 2011 and December 31, 2010, was generally comparable, several refinements (described below) were incorporated into the historical loss factor allocation process during the quarter. The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan losses.
The allocation methodology consists of the following components: First, as reflected in Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit score, and industry statistics. During the first quarter of 2011, management refined its process for determining historical loss rates by incorporating default and loss severity rates at a more granular level within each loan portfolio. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations, estimation and model risk, and other relevant considerations.
At March 31, 2011, the allowance for loan losses was $454 million compared to $576 million at March 31, 2010, and $477 million at December 31, 2010. At March 31, 2011, the allowance for loan losses to total loans was 3.59% and covered 93% of nonaccrual loans, compared to 4.33% and 49%, respectively, at March 31, 2010, and 3.78% and 83%, respectively, at December 31, 2010. The provision for loan losses for the first quarter of 2011 was $31 million, compared to $165 million for the first quarter of 2010, and $63 million for the fourth quarter of

2010. Net charge offs were $53 million for the three months ended March 31, 2011, $163 million for the comparable period ended March 31, 2010, and $108 million for the fourth quarter of 2010. The ratio of net charge offs to average loans on an annualized basis was 1.71%, 4.76%, and 3.41% for the quarterly periods ended March 31, 2011, March 31, 2010, and December 31, 2010, respectively. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.
During 2010, the Corporation took action to significantly improve its credit metrics; in addition, the economy began to stabilize later in the year. Through a combination of loan sales and discounted payoffs (resolutions), the Corporation reduced nonaccrual loans with a net book value of $597 million during 2010. Nonaccrual loans were $1.2 billion (representing 8.87% of total loans) at March 31, 2010, and declined to $574 million (representing 4.55% of total loans) at December 31, 2010. Sales of nonaccrual loans and discounted payoffs resulted in the elevated levels of net charge offs and provision for loan losses during 2010 (as noted above). Loans past due 30-89 days were $165 million at March 31, 2010, declining to $120 million at December 31, 2010. Potential problem loans totaled $1.4 billion at March 31, 2010, compared to $964 million at December 31, 2010.
Credit quality continued to improve during the first quarter of 2011. Nonaccrual loans declined to $488 million (representing 3.86% of total loans), down 15% from December 31, 2010, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $106 million at March 31, 2011, a decrease of 12% from December 31, 2010, while potential problem loans declined to $912 million, a reduction of 5% from year-end 2010. Net charge offs for the first quarter of 2011 include $10 million of write-downs related to installment loans transferred to held for sale (see Note 16, “Recent Developments,” of the notes to consolidated financial statements for additional information). As a result of the actions taken during 2010 (discussed above) and the outlook for a stable economy, the Corporation expects net charge offs and provision for loan losses will trend lower for the remainder of 2011.
Management believes the level of allowance for loan losses to be appropriate at March 31, 2011 and December 31, 2010.
Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures compared to the Corporation’s longer historical trends. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the three months		At and for the year
	ended March 31,		ended December 31,
	2011	2010	2010
Allowance for Loan Losses:
Balance at beginning of period	$476,813	$573,533	$573,533
Provision for loan losses	31,000	165,345	390,010
Charge offs(1)(2)	(65,156)	(174,627)	(528,492)
Recoveries	11,804	11,322	41,762

Net charge offs(1)(2)	(53,352)	(163,305)	(486,730)

Balance at end of period	$454,461	$575,573	$476,813

Net loan charge offs(1)(2):		(A	)		(A	)		(A	)
Commercial and industrial	$4,314	60		$63,699	795		$100,570	330
Commercial real estate (CRE)	7,873	94		21,328	230		106,952	295
Real estate construction	11,936	N/M		60,186	N/M		198,688	N/M
Lease financing	28	20		774	341		11,056	N/M

Total commercial	24,151	142		145,987	698		417,266	536
Home equity	14,322	227		11,769	190		48,399	195
Installment	12,670	759		2,222	98		8,118	95

Total retail	26,992	338		13,991	166		56,517	169
Residential mortgage	2,209	35		3,327	67		12,947	63

Total net charge offs	$53,352	171		$163,305	476		$486,730	369

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$12	14		$189	163		$377	89
Multi-family	1,117	90		1,117	83		13,516	256
Owner occupied	1,867	72		3,997	138		20,563	183
Non-owner occupied	4,877	110		16,025	325		72,496	377

Commercial real estate	$7,873	94		$21,328	230		$106,952	295

1-4 family construction	$4,483	N/M		$7,701	N/M		$41,748	N/M
All other construction	7,453	N/M		52,485	N/M		156,940	N/M

Real estate construction	$11,936	N/M		$60,186	N/M		$198,688	N/M

(A) Ratio of net charge offs to average loans by loan type in basis points.

N/M — Not meaningful.
Ratios:
Allowance for loan losses to total loans	3.59%			4.33%			3.78%
Allowance for loan losses to net charge offs (annualized)	2.1x			0.9x			1.0x

(1)	Charge offs for the three months ended March 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

(2)	Charge offs for the year ended December 31, 2010, include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.

TABLE 8 (continued)
Allowance for Loan Losses
($ in Thousands)

	March 31,			December 31,			September 30,			June 30,			March 31,
Quarterly Trends:	2011			2010			2010			2010			2010
Allowance for Loan Losses:
Balance at beginning of period	$476,813			$522,018			$567,912			$575,573			$573,533
Provision for loan losses	31,000			63,000			64,000			97,665			165,345
Charge offs	(65,156)			(118,368)			(122,327)			(113,170)			(174,627)
Recoveries	11,804			10,163			12,433			7,844			11,322

Net charge offs	(53,352)			(108,205)			(109,894)			(105,326)			(163,305)

Balance at end of period	$454,461			$476,813			$522,018			$567,912			$575,573

Net loan charge offs:		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$4,314	60		$27,041	364		$4,274	57		$5,557	73		$63,699	795
Commercial real estate (CRE)	7,873	94		20,103	231		28,517	319		37,004	398		21,328	230
Real estate construction	11,936	N/M		31,879	N/M		60,488	N/M		46,135	N/M		60,186	N/M
Lease financing	28	20		9,159	N/M		826	416		297	141		774	341

Total commercial	24,151	142		88,182	488		94,105	498		88,993	444		145,987	698
Home equity	14,322	227		14,541	231		10,875	175		11,213	183		11,769	190
Installment	12,670	759		2,369	131		1,640	74		1,887	83		2,222	98

Total retail	26,992	338		16,910	209		12,515	148		13,100	156		13,991	166
Residential mortgage	2,209	35		3,113	56		3,274	65		3,233	65		3,327	67

Total net charge offs	$53,352	171		$108,205	341		$109,894	339		$105,326	$315		163,305	476

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)		(A	)		(A	)
Farmland	$12	14		$88	91		$2	2		$98	88		$189	163
Multi-family	1,117	90		1,001	77		4,119	320		7,279	543		1,117	83
Owner occupied	1,867	72		11,777	438		3,381	121		1,408	49		3,997	138
Non-owner occupied	4,877	110		7,237	157		21,015	443		28,219	567		16,025	325

Commercial real estate	$7,873	94		$20,103	231		$28,517	319		$37,004	398		$21,328	230

1-4 family construction	$4,483	N/M		$12,258	N/M		$16,409	N/M		$5,380	N/M		$7,701	N/M
All other construction	7,453	N/M		19,621	N/M		44,079	N/M		40,755	N/M		52,485	N/M

Real estate construction	$11,936	N/M		$31,879	N/M		$60,488	N/M		$46,135	N/M		$60,186	N/M

(A)	— Ratio of net charge offs to average loans by loan type in basis points.

N/M — Not meaningful.

TABLE 9
Nonperforming Assets
($ in Thousands)

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
Nonperforming assets:
Nonaccrual loans:
Commercial	$363,500		$435,781		$591,630		$843,719		$1,047,840
Residential mortgage	70,254		76,319		76,589		84,141		85,740
Retail	54,567		62,256		59,658		47,781		46,605

Total nonaccrual loans (NALs)	488,321		574,356		727,877		975,641		1,180,185
Other real estate owned (OREO)	49,019		44,330		53,101		51,223		62,220

Total nonperforming assets (NPAs)	$537,340		$618,686		$780,978		$1,026,864		$1,242,405

Accruing loans past due 90 days or more:
Commercial	8,774		2,096		25,396		1,372		5,450
Retail	606		1,322		1,197		1,835		903

Total accruing loans past due 90 days or more	9,380		3,418		26,593		3,207		6,353

Restructured loans (accruing):
Commercial	58,072		48,124		31,083		13,290		763
Residential mortgage	17,342		19,378		20,633		23,414		15,875
Retail	12,779		12,433		11,062		4,161		6,782

Total restructured loans (accruing)	88,193		79,935		62,778		40,865		23,420

Ratios:
Nonaccrual loans to total loans	3.86%		4.55%		5.88%		7.74%		8.87%
NPAs to total loans plus OREO	4.23%		4.89%		6.29%		8.12%		9.30%
NPAs to total assets	2.50%		2.84%		3.47%		4.51%		5.38%
Allowance for loan losses to NALs	93.07%		83.02%		71.72%		58.21%		48.77%
Allowance for loan losses to total loans	3.59%		3.78%		4.22%		4.51%		4.33%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$76,780	3%	$99,845	3%	$156,697	5%	$184,173	6%	$176,540	6%
Commercial real estate	186,547	6%	223,927	7%	275,586	8%	351,883	10%	355,130	10%
Real estate construction	84,903	16%	94,929	17%	132,425	18%	279,710	30%	486,704	38%
Lease financing	15,270	27%	17,080	28%	26,922	36%	27,953	34%	29,466	34%

Total commercial	363,500	5%	435,781	6%	591,630	8%	843,719	11%	1,047,840	13%
Home equity	49,618	2%	51,712	2%	50,901	2%	41,749	2%	40,550	2%
Installment	4,949	1%	10,544	2%	8,757	1%	6,032	1%	6,055	1%

Total retail	54,567	2%	62,256	2%	59,658	2%	47,781	1%	46,605	1%
Residential mortgage	70,254	3%	76,319	3%	76,589	4%	84,141	5%	85,740	5%

Total nonaccrual loans	488,321	4%	574,356	5%	727,877	6%	975,641	8%	1,180,185	9%
Commercial real estate owned	31,227		31,830		39,002		35,659		46,425
Residential real estate owned	13,423		9,090		10,783		11,607		11,397
Bank properties real estate owned	4,369		3,410		3,316		3,957		4,398

Other real estate owned	49,019		44,330		53,101		51,223		62,220

Total nonperforming assets	$537,340		$618,686		$780,978		$1,026,864		$1,242,405

Commercial real estate & Real estate construction NALs Detail:
Farmland	$4,296	12%	$4,734	13%	$4,024	10%	$3,048	8%	$2,801	6%
Multi-family	12,262	2%	23,864	5%	35,696	7%	34,034	7%	32,835	6%
Owner occupied	57,168	6%	59,317	6%	80,883	7%	84,962	8%	69,479	6%
Non-owner occupied	112,821	6%	136,012	7%	154,983	8%	229,839	12%	250,015	13%

Commercial real estate	$186,547	6%	$223,927	7%	$275,586	8%	$351,883	10%	$355,130	10%

1-4 family construction	$29,878	33%	$23,963	25%	$28,924	21%	$64,533	35%	$92,065	42%
All other construction	55,025	13%	70,966	16%	103,501	17%	215,177	29%	394,639	37%

Real estate construction	$84,903	16%	$94,929	17%	$132,425	18%	$279,710	30%	$486,704	38%

(A)	Ratio of nonaccrual loans by type to total loans by type.

TABLE 9 (continued)
Nonperforming Assets
($ in Thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Loans 30-89 days past due by type:
Commercial and industrial	$36,205	$33,013	$14,505	$40,415	$51,042
Commercial real estate	40,537	46,486	56,710	50,721	69,836
Real estate construction	3,410	8,016	12,225	23,368	13,805
Lease financing	135	132	168	628	98

Total commercial	80,287	87,647	83,608	115,132	134,781
Home equity	14,808	13,886	20,044	15,869	12,919
Installment	2,714	9,624	10,536	6,567	4,794

Total retail	17,522	23,510	30,580	22,436	17,713
Residential mortgage	7,940	8,722	10,065	11,110	12,786

Total loans past due 30-89 days	$105,749	$119,879	$124,253	$148,678	$165,280

Commercial real estate & Real estate construction loans 30-89 days past due Detail:
Farmland	$96	$47	$237	$1,686	$123
Multi-family	3,377	2,758	20,240	16,552	6,508
Owner occupied	21,820	9,295	4,887	7,348	24,137
Non-owner occupied	15,244	34,386	31,346	25,135	39,068

Commercial real estate	$40,537	$46,486	$56,710	$50,721	$69,836

1-4 family construction	$681	$930	$10,412	$974	$2,313
All other construction	2,729	7,086	1,813	22,394	11,492

Real estate construction	$3,410	$8,016	$12,225	$23,368	$13,805

Potential problem loans by type:
Commercial and industrial	$348,949	$354,284	$373,955	$482,686	$505,903
Commercial real estate	465,376	492,778	553,126	553,316	565,969
Real estate construction	70,824	91,618	175,817	203,560	262,572
Lease financing	1,705	2,617	2,302	6,784	5,158

Total commercial	886,854	941,297	1,105,200	1,246,346	1,339,602
Home equity	4,737	3,057	6,495	7,778	7,446
Installment	230	703	692	725	1,103

Total retail	4,967	3,760	7,187	8,503	8,549
Residential mortgage	19,710	18,672	19,416	17,304	19,591

Total potential problem loans	$911,531	$963,729	$1,131,803	$1,272,153	$1,367,742

Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 9 provides detailed information regarding nonperforming assets, which include nonaccrual loans and other real estate owned.
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
Nonaccrual loans were $488 million at March 31, 2011, compared to $1.2 billion at March 31, 2010 and $574 million at year-end 2010. As shown in Table 9, total nonaccrual loans were down $86 million since year-end 2010, with commercial nonaccrual loans down $72 million while consumer-related nonaccrual loans were down $14 million. Since March 31, 2010, total nonaccrual loans decreased $692 million, with commercial nonaccrual loans down $684 million, while consumer-related nonaccrual loans decreased $8 million. The ratio of nonaccrual loans to total loans was 3.86% at March 31, 2011, compared to 8.87% at March 31, 2010 and 4.55% at year-end 2010. The Corporation’s allowance for loan losses to nonaccrual loans was 93% at March 31, 2011, up from 49% at March 31, 2010 and 83% at year-end 2010.
Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2011 accruing loans 90 days or more past due totaled $9 million compared to $6 million at March 31, 2010 and $3 million at December 31, 2010.
Restructured Loans: Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. During 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets it serves, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with its mortgage customers to provide them with an affordable monthly payment through extension of the maturity date, reduction in interest rate, and / or partial principal forbearance. During 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged off. To date, the Corporation’s use of the multiple note structure has not been material, but use of this structure could increase in future periods. At March 31, 2011, the Corporation had total restructured loans of $137 million (including $49 million classified as nonaccrual and $88 million performing in accordance with the modified terms), compared to $116 million at December 31, 2010 (including $36 million classified as nonaccrual and $80 million performing in accordance with the modified terms).
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At March 31, 2011, potential problem loans totaled $912 million, compared to $1.4 billion at March 31, 2010 and $964 million at December 31, 2010. The $52 million decrease in potential problem loans since December 31, 2010, was primarily due to a $27 million decrease in commercial real estate, a $21 million decrease in real estate construction, and a $5 million decrease in commercial and industrial. The level of potential problem loans highlights management’s uncertainty of commercial credit deterioration, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by the Corporation’s customers and on underlying real estate values (both residential and commercial).
Other Real Estate Owned: Other real estate owned decreased to $49.0 million at March 31, 2011, compared to $62.2 million at March 31, 2010 and $44.3 million at December 31, 2010. The $13.2 million decrease in other real estate owned between the March 31 periods was primarily attributable to a $15.2 million decrease in commercial real estate owned, partially offset by an increase of $2.0 million in residential real estate owned. Since year-end 2010, other real estate owned increased $4.7 million, including an $4.3 million increase in residential real estate owned, $1.0 million increase to bank premises no longer used for banking and reclassified into other real estate owned, partially offset by a $0.6 million decrease in commercial real estate owned. Net losses on sales of other real estate owned were $1.7 million for both March 31, 2011 and 2010. For the year-ended December 31, 2010 net losses were $4.1 million. Write-downs on other real estate owned were $1.2 million and $3.4 million for March 31, 2011 and 2010, respectively. For the year-ended December 31, 2010 write-downs were $10.1 million. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
Liquidity
The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries or acquisitions, and satisfy other operating requirements.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as wholesale funding as a percent of total assets and liquid assets to short-term wholesale funding. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. At March 31, 2011, the Corporation was in compliance with its internal liquidity objectives.
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

	March 31, 2011			December 31, 2010
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Bank short-term	P2	—	F2	P2	—	F2
Bank long-term	A3	BB+	BBB-	A3	BB+	BBB-
Corporation short-term	P2	—	F3	P2	—	F3
Corporation long-term	Baa1	BB-	BBB-	Baa1	BB-	BBB-
Subordinated debt long-term	Baa2	B	BB+	Baa2	B	BB+
Outlook	Stable	Positive	Stable	Stable	Positive	Stable
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at March 31, 2011. In March 2011, the Corporation issued $300 million of senior notes due in 2016, bearing a 5.125% fixed coupon.
In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). While any Senior Preferred Stock is outstanding, the Corporation may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. On April 6, 2011, the Corporation repurchased 262,500 shares of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP.
At March 31, 2011, the Parent Company had $641 million of cash and cash equivalents. From these amounts, the Corporation funded the redemption of the Senior Preferred Stock of $262.5 million and expects to fund the remaining $142 million of its subordinated note offering due in August 2011.
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
A bank note program associated with the Bank was established during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2011, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at March 31, 2011. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion was outstanding at March 31, 2011). Associated Bank also issues institutional certificates of deposit, network transaction deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2011, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.9 billion investment securities portfolio at March 31, 2011, a portion of these securities were pledged to secure $724 million of collateralized deposits and $1.9 billion of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
For the three months ended March 31, 2011, net cash provided by operating and investing activities was $197.3 million and $73.8 million, respectively, while financing activities used net cash of $340.1 million, for a net decrease in cash and cash equivalents of $69.0 million since year-end 2010. During first quarter 2011, assets decreased $312 million, primarily in loans held for sale and investment securities. On the funding side, deposits decreased $1.2 billion (reflecting the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits) and other short-term borrowings decreased $572 million, while customer funding and long-term funding increased $1.4 billion and $71 million, respectively.
For the three months ended March 31, 2010, net cash provided by operating, investing, and financing activities was $120.2 million, $1.1 billion, and $276.6 million, respectively, for a net increase in cash and cash equivalents of $1.5 billion since year-end 2009. During first quarter 2010, loans held for sale increased $193 million, while loans declined $829 million and investment securities decreased $568 million. The $768 million increase in deposits was predominantly used to repay short-term borrowings and long-term funding.

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
Interest Rate Risk
In order to measure earnings sensitivity to changing rates, the Corporation uses three different measurement tools: simulation of earnings, economic value of equity, and static gap analysis. These three measurement tools present different views which take into account changes in management strategies and market conditions, among other factors, to varying degrees.
Simulation of earnings: Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 bp and 200 bp parallel rate shock can be accomplished through the use of simulation modeling. The simulation of earnings models the balance sheet as an ongoing entity. Future business assumptions involving administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Corporation’s earnings sensitivity to a plus or minus 100 bp parallel rate shock.
The resulting simulations for March 31, 2011, projected that net interest income would increase by approximately 0.8% if rates rose by a 100 bp shock. Accordingly, this suggests the Corporation was in an asset sensitive position at March 31, 2011. (Asset sensitive in this context means projected net interest income is positively impacted by projected rising rates, while liability sensitive would mean projected net interest income would be negatively impacted by projected rising interest rates.) At December 31, 2010, the 100 bp shock up was projected to increase net interest income by approximately 1.7%. As of March 31, 2011, the simulation of earnings results were within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of March 31, 2011, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
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
The following table represents the Corporation’s consolidated static gap position as of March 31, 2011.

	Table 10: Interest Rate Sensitivity Analysis
			Interest Sensitivity Period
	0-90 Days	91-180 Days	181-365 Days	Total Within 1 Year	Over 1 Year	Total
			($ in Thousands)
Earning assets:
Loans held for sale	$85,493	$—	$—	$85,493	$—	$85,493
Investment securities, at fair value	1,073,505	225,487	415,378	1,714,370	4,360,188	6,074,558
Loans	6,322,459	570,858	966,216	7,859,533	4,795,789	12,655,322
Other earning assets	500,109	—	—	500,109	—	500,109

Total earning assets	$7,981,566	$796,345	$1,381,594	$10,159,505	$9,155,977	$19,315,482

Interest-bearing liabilities:
Deposits (1) (2)	$2,722,080	$1,616,529	$2,840,461	$7,179,070	$6,520,528	$13,699,598
Other interest-bearing liabilities (2)	2,312,302	473,378	563,636	3,349,316	1,006,711	4,356,027
Interest rate swap	(200,000)	100,000	—	(100,000)	100,000	—

Total interest-bearing liabilities	$4,834,382	$2,189,907	$3,404,097	$10,428,386	$7,627,239	$18,055,625

Interest sensitivity gap	$3,147,184	$(1,393,562)	$(2,022,503)	$(268,881)	$1,528,738	$1,259,857
Cumulative interest sensitivity gap	$3,147,184	$1,753,622	$(268,881)

Cumulative gap as a percentage of earning assets at March 31, 2011	16.3%	9.1%	(1.4)%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $324 million have been included with other interest-bearing liabilities and excluded from deposits.
The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of March 31, 2011, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.
At March 31, 2011, the Corporation’s 12-month static gap analysis was slightly negative due to the redeployment of excess liquidity into mortgage-related earning assets and the reduction of higher cost liabilities. For the remainder of 2011, the Corporation’s objective is to remain relatively neutral. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2011, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 11 summarizes significant contractual obligations and other commitments at March 31, 2011, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 11: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
		($ in Thousands)
Time deposits	$2,314,510	$670,939	$55,260	$331	$3,041,040
Short-term borrowings	2,547,805	—	—	—	2,547,805
Long-term funding	442,014	500,059	300,404	241,700	1,484,177
Operating leases	11,775	21,918	15,857	29,313	78,863
Commitments to extend credit	2,855,919	766,796	256,465	53,365	3,932,545

Total	$8,172,023	$1,959,712	$627,986	$324,709	$11,084,430

Capital
Stockholders’ equity at March 31, 2011 was $3.2 billion, relatively unchanged (up $36 million) from December 31, 2010. Cash dividends of $0.01 per share were paid in both the first quarter of 2011 and the first quarter of 2010. At March 31, 2011, stockholders’ equity included $45.7 million of accumulated other comprehensive income compared to $27.6 million of accumulated other comprehensive income at December 31, 2010. The change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $55.6 million at December 31, 2010, to unrealized gains of $72.5 million at March 31, 2011). Stockholders’ equity to assets was 14.88% and 14.50% at March 31, 2011 and December 31, 2010, respectively.
On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has appropriately addressed all of the conditions of the MOU. The Bank has also agreed with the OCC that until the MOU is no longer in effect, it will maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At March 31, 2011, the Bank’s capital ratios were 10.05% and 16.99%, respectively. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to the payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock.
On November 21, 2008, the Corporation announced that it sold $525 million of Senior Preferred Stock and related Common Stock Warrants to the UST under the Capital Purchase Program (“CPP”). Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock; (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice; and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP. On April 6, 2011, the Corporation repurchased 262,500 shares of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2010 and the first three months of 2011, no shares were repurchased under these authorizations. The Corporation repurchased shares for minimum tax withholding settlements on equity compensation during 2010 and the first three months of 2011. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased for equity compensation for the three months ended March 31, 2011. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP.
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. The capital ratios of the Corporation and its banking affiliate were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 12.
TABLE 12
Capital Ratios
(In Thousands, except per share data)

At or For the Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Total stockholders’ equity	$3,194,714	$3,158,791	$3,200,849	$3,186,127	$3,180,509
Tier 1 capital	2,395,960	2,376,893	2,367,021	2,358,396	2,366,457
Total capital	2,592,118	2,576,297	2,565,227	2,600,650	2,618,318
Market capitalization	2,573,119	2,622,647	2,282,121	2,120,428	2,378,829

Book value per common share	$15.46	$15.28	$15.53	$15.46	$15.44
Tangible book value per common share	9.97	9.77	10.02	9.93	9.90
Cash dividend per common share	0.01	0.01	0.01	0.01	0.01
Stock price at end of period	14.85	15.15	13.19	12.26	13.76
Low closing price for the period	13.83	12.57	11.96	12.26	11.48
High closing price for the period	15.36	15.49	13.90	16.10	14.54

Total stockholders’ equity / assets	14.88%	14.50%	14.21%	14.00%	13.76%
Tangible common equity / tangible assets (1)	8.42	8.12	8.03	7.88	7.73
Tangible stockholders’ equity / tangible assets (2)	10.93	10.59	10.41	10.23	10.04
Tier 1 common equity / risk-weighted assets (3)	12.65	12.26	12.31	12.00	11.43
Tier 1 leverage ratio	11.65	11.19	10.78	10.80	10.57
Tier 1 risk-based capital ratio	18.08	17.58	17.68	17.25	16.40
Total risk-based capital ratio	19.56	19.05	19.16	19.02	18.15

Shares outstanding (period end)	173,274	173,112	173,019	172,955	172,880
Basic shares outstanding (average)	173,213	173,068	172,989	172,921	165,842
Diluted shares outstanding (average)	173,217	173,072	172,990	172,921	165,842

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

Sequential Quarter Results
The Corporation recorded net income of $22.9 million for the three months ended March 31, 2011, compared to net income of $14.0 million for the three months ended December 31, 2010. Net income available to common equity was $15.4 million for the three months ended March 31, 2011, or net income of $0.09 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended December 31, 2010, was $6.6 million, or net income of $0.04 for both basic and diluted earnings per common share (see Table 1).
TABLE 13
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Summary of Operations:
Net interest income	$153,723	$150,860	$153,904	$159,793	$169,222
Provision for loan losses	31,000	63,000	64,000	97,665	165,345
Noninterest income
Trust service fees	9,831	9,518	9,462	9,517	9,356
Service charges on deposit accounts	19,064	20,390	23,845	26,446	26,059
Card-based and other nondeposit fees	15,598	15,842	14,906	14,739	13,812
Retail commissions	16,381	14,441	15,276	15,722	15,817

Core fee-based revenue	60,874	60,191	63,489	66,424	65,044
Mortgage banking, net	1,845	13,229	9,007	5,493	5,407
Capital market fees, net	2,378	5,187	891	(136)	130
BOLI income	3,586	4,509	3,756	4,240	3,256
Asset sale gains (losses), net	(1,986)	514	(2,354)	1,477	(1,641)
Investment securities gains (losses), net	(22)	(1,883)	3,365	(146)	23,581
Other	5,507	2,950	3,743	3,539	2,261

Total noninterest income	72,182	84,697	81,897	80,891	98,038
Noninterest expense
Personnel expense	88,930	83,912	80,640	79,342	79,355
Occupancy	15,275	12,899	12,157	11,706	13,175
Equipment	4,767	4,899	4,637	4,450	4,385
Data processing	7,534	7,047	7,502	7,866	7,299
Business development and advertising	4,943	4,870	4,297	4,773	4,445
Other intangible asset amortization expense	1,178	1,206	1,206	1,254	1,253
Legal and professional fees	4,482	5,353	6,774	5,517	2,795
Losses other than loans	6,297	7,470	2,504	2,840	1,979
Foreclosure/OREO expense	6,061	9,860	7,349	8,906	7,729
FDIC expense	8,244	11,095	11,426	12,027	11,829
Other	16,465	18,232	18,088	16,357	17,615

Total noninterest expense	164,176	166,843	156,580	155,038	151,859
Income tax expense (benefit)	7,876	(8,294)	917	(9,240)	(23,555)

Net income (loss)	22,853	14,008	14,304	(2,779)	(26,389)
Preferred stock dividends and discount accretion	7,413	7,400	7,389	7,377	7,365

Net income (loss) available to common equity	$15,440	$6,608	$6,915	$(10,156)	$(33,754)

Taxable equivalent net interest income	$159,163	$156,581	$159,818	$165,759	$175,256
Net interest margin	3.32%	3.13%	3.08%	3.22%	3.35%
Effective tax rate (benefit)	25.63%	(145.13%)	6.03%	(76.88%)	(47.16%)

Average Balances:
Assets	$21,336,858	$22,034,041	$22,727,208	$22,598,695	$23,151,767
Earning assets	19,297,866	19,950,784	20,660,498	20,598,637	21,075,408
Interest-bearing liabilities	14,907,465	15,476,002	16,376,904	16,408,718	16,970,884
Loans	12,673,844	12,587,702	12,855,791	13,396,710	13,924,978
Deposits	14,245,614	16,452,473	17,138,105	17,056,193	17,143,924
Wholesale funding	3,883,122	2,311,016	2,326,469	2,343,119	2,837,001
Stockholders’ equity	3,172,636	3,195,657	3,206,742	3,186,295	3,145,074

Taxable equivalent net interest income for the first quarter of 2011 was $159.2 million, $2.6 million higher than the fourth quarter of 2010. Changes in the rate environment and product pricing increased net interest income by $7.6 million, while changes in balance sheet volume and mix decreased taxable equivalent net interest income by $3.6 million and two fewer days in the first quarter decreased net interest income by $1.4 million. The Federal funds rate averaged 0.25% for both the first quarter of 2011 and the fourth quarter of 2010. The net interest margin between the sequential quarters was up 19 bp, to 3.32% in the first quarter of 2011, comprised of a 2 bp lower contribution from net free funds (to 0.20%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds) and a 21 bp higher interest rate spread (to 3.12%, as the yield on earning assets increased 12 bp and the rate on interest-bearing liabilities declined 9 bp). Average earning assets declined $0.7 billion to $19.3 billion in the first quarter of 2011, with average investments and other short-term investments down $0.7 billion, while average loans increased $0.1 billion (predominantly in residential mortgage). On the funding side, average interest-bearing deposits were down $2.1 billion, while average demand deposits were down $0.1 billion. On average, wholesale funding balances were up $1.6 billion, comprised of a $1.2 billion increase in customer funding, a $0.6 billion increase in other short-term borrowings and a $0.2 billion decrease in long-term funding.
Provision for loan losses for the first quarter of 2011 was $31 million, compared to $63 million in the fourth quarter of 2010, with first quarter 2011 provision less than net charge offs by $22 million and fourth quarter 2010 provision less than net charge offs by $45 million. Annualized net charge offs represented 1.71% of average loans for the first quarter of 2011 compared to 3.41% for the fourth quarter of 2010. Total nonaccrual loans of $488 million (3.86% of total loans) at March 31, 2011 were down from $574 million (4.55% of total loans) at December 31, 2010, with commercial loans down $72 million to $364 million. The allowance for loan losses to loans at March 31, 2011 was 3.59%, compared to 3.78% at year-end 2010. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the first quarter of 2011 decreased $12.5 million (14.8%) to $72.2 million versus fourth quarter 2010. Core fee-based revenues of $60.9 million were up $0.7 million (1.1%) versus fourth quarter 2010, primarily due to increased retail commissions and trust fees, partially offset by a $1.3 million decrease in service charges on deposit accounts. Net mortgage banking decreased $11.4 million from fourth quarter 2010, predominantly due to lower volume of loans sold to the secondary market, resulting in lower gains on sales and related income (down $7.7 million). Capital market fees, net, of $2.4 million decreased $2.8 million from the previous quarter, related to an unfavorable swing in the credit valuation adjustment. Other income of $5.5 million was $2.6 million higher than fourth quarter 2010, primarily due to an increase in limited partnership income.
On a sequential quarter basis, noninterest expense decreased $2.7 million (1.6%) to $164.2 million in the first quarter of 2011. Personnel expense increased $5.0 million (6.0%) over fourth quarter 2010 primarily due to the resetting of payroll taxes. Foreclosure/OREO expense decreased $3.8 million (38.5%), attributable to a decline in OREO write-downs. FDIC expense decreased $2.9 million (25.7%) due to the decline in the assessable deposit base. Other expense (as shown in Table 13) was down $1.8 million (9.7%) compared to the fourth quarter of 2010, reflecting various declines in other noninterest expense categories.
For the first quarter of 2011, the Corporation recognized income tax expense of $7.9 million, compared to income tax benefit of $8.3 million for the fourth quarter of 2010. The change in income tax was primarily due to the level of pretax income between the sequential quarters and the fourth quarter of 2010 included a $5 million benefit related to the resolution of certain tax matters.
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

In April 2011, the FASB issued clarifying guidance about which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, the guidance maintains a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The accounting standard provides further clarification whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The measurement guidance is effective for interim and annual periods beginning on or after June 15, 2011, while the disclosure guidance is effective for interim and annual periods beginning on or after June 15, 2011 with retrospective application to restructurings occurring on or after the beginning of the fiscal year. The Corporation will adopt the accounting standard during 2011, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity. While the exact impact is difficult to predict, the Corporation anticipates that the adoption of this accounting guidance will likely result in an increase in loans accounted for as troubled debt restructurings.
In April 2011, the FASB issued guidance which clarifies the definition of effective control for determining whether a repurchase agreement is accounted for as a sale or secured borrowing. The amendments in the guidance remove from the assessment of effective control both the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Corporation will adopt the accounting standard during 2012, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
Recent Developments
On May 5, 2011, Standard and Poor’s raised its long-term counterparty credit rating on Associated Banc-Corp to BBB- from BB-, and its banking subsidiary, Associated Bank, N.A. to BBB from BB+. The outlook is stable.
On April 26, 2011, the Board of Directors declared a $0.01 per common share dividend payable on May 16, 2011, to shareholders of record as of May 6, 2011. This cash dividend has not been reflected in the accompanying consolidated financial statements.
On April 6, 2011, the Corporation repurchased 262,500 shares of the Senior Preferred Stock issued to the U.S. Department of the Treasury. This repurchase represents half of the $525 million the Corporation received under the Capital Purchase Program.
On March 31, 2011, the Corporation entered into an agreement to sell the majority of the installment loans in its consumer finance subsidiary. In anticipation of the sale, $61 million of installment loans were marked down to the transaction price and transferred to held for sale, resulting in a $10 million write-down during the first quarter of 2011. The transaction is anticipated to close during the second quarter of 2011. See Note 16, “Recent Developments,” of the notes to consolidated financial statements for additional information.
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
As of March 31, 2011, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial

Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2011. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
A lawsuit was filed against the Corporation in the United States District Court for the Western District of Wisconsin, on April 6, 2010. The lawsuit is styled as a class action lawsuit with the certification of the class pending. The suit alleges that the Corporation unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. On April 23, 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the overdraft fees Multi District Litigation pending in the United States District Court for the Southern District of Florida, Miami Division. The Corporation denies all claims and intends to vigorously defend itself. In addition to the above, in the ordinary course of business, the Corporation may be named as defendant in or be a party to various pending and threatened legal proceedings. Legal proceedings and contingencies have a high degree of uncertainty. When a loss from a contingency becomes probable and estimable, an accrual is established. The accrual reflects management’s estimate of the probable cost of resolution of the matter and is revised as facts and circumstances change. We have established accruals for certain matters. Given the indeterminate amounts sought in certain of these matters and the inherent unpredictability of such matters, it is possible that the results of such proceedings will have a material adverse effect on the Corporation’s business, financial position or results of operations in future periods.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the first quarter of 2011. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Plans	the Plan

January 1 — January 31, 2011	—	—	—	—
February 1 — February 28, 2011	43,236	14.03	—	—
March 1 — March 31, 2011	—	—	—	—

Total	43,236	14.03	—	—

During the first quarter of 2011, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $606,000 in the first quarter of 2011.

ITEM 6. Exhibits
(a)	Exhibits:

Exhibit (11), Statement regarding computation of per share earnings. See Note 3 of the notes to consolidated financial statements in Part I Item 1.

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

ASSOCIATED BANC-CORP
(Registrant)
Date: May 6, 2011	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: May 6, 2011	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer