Form 10-Q
period 2011-06-30
ASSOCIATED BANC-CORP
filed 2011-08-08
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2011, was 173,399,852.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$314,682	$319,487
Interest-bearing deposits in other financial institutions	777,675	546,125
Federal funds sold and securities purchased under agreements to resell	2,400	2,550
Investment securities available for sale, at fair value	5,742,034	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	191,075	190,968
Loans held for sale	84,323	144,808
Loans	13,089,589	12,616,735
Allowance for loan losses	(425,961)	(476,813)

Loans, net	12,663,628	12,139,922
Premises and equipment, net	192,506	190,533
Goodwill	929,168	929,168
Other intangible assets, net	74,872	88,044
Other assets	1,076,112	1,132,650

Total assets	$22,048,475	$21,785,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,218,722	$3,684,965
Interest-bearing deposits, excluding brokered certificates of deposit	10,530,658	11,097,788
Brokered certificates of deposit	316,670	442,640

Total deposits	14,066,050	15,225,393
Short-term funding	3,255,670	1,747,382
Long-term funding	1,484,174	1,413,605
Accrued expenses and other liabilities	243,433	240,425

Total liabilities	19,049,327	18,626,805

Stockholders’ equity
Preferred equity	258,051	514,388
Common stock	1,745	1,739
Surplus	1,581,594	1,573,372
Retained earnings	1,079,076	1,041,666
Accumulated other comprehensive income	79,345	27,626
Treasury stock, at cost	(663)	—

Total stockholders’ equity	2,999,148	3,158,791

Total liabilities and stockholders’ equity	$22,048,475	$21,785,596

Preferred shares issued	262,500	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	174,522,655	173,887,504
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	48,724	—
See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$144,358	$153,815	$287,129	$313,106
Interest and dividends on investment securities:
Taxable	35,351	40,292	70,003	86,460
Tax exempt	7,504	8,558	15,217	17,266
Other interest and dividends	1,438	2,213	2,896	3,986

Total interest income	188,651	204,878	375,245	420,818
INTEREST EXPENSE
Interest on deposits	16,901	28,360	35,150	57,105
Interest on short-term funding	3,637	1,820	7,216	3,846
Interest on long-term funding	13,990	14,905	25,033	30,852

Total interest expense	34,528	45,085	67,399	91,803

NET INTEREST INCOME	154,123	159,793	307,846	329,015
Provision for loan losses	16,000	97,665	47,000	263,010

Net interest income after provision for loan losses	138,123	62,128	260,846	66,005
NONINTEREST INCOME
Trust service fees	10,012	9,517	19,843	18,873
Service charges on deposit accounts	19,112	26,446	38,176	52,505
Card-based and other nondeposit fees	15,747	14,739	31,345	28,551
Retail commission income	16,475	15,722	32,856	31,539
Mortgage banking, net	(3,320)	5,493	(1,475)	10,900
Capital market fees, net	(890)	(136)	1,488	(6)
Bank owned life insurance income	3,500	4,240	7,086	7,496
Asset sale gains (losses), net	(209)	1,477	(2,195)	(164)
Investment securities gains (losses), net:
Realized gains (losses), net	(14)	—	(13)	23,581
Other-than-temporary impairments	(22)	(146)	(45)	(146)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—	—	—

Total investment securities gains (losses), net	(36)	(146)	(58)	23,435
Other	4,364	3,539	9,871	5,800

Total noninterest income	64,755	80,891	136,937	178,929
NONINTEREST EXPENSE
Personnel expense	89,203	79,342	178,133	158,697
Occupancy	12,663	11,706	27,938	24,881
Equipment	4,969	4,450	9,736	8,835
Data processing	7,974	7,866	15,508	15,165
Business development and advertising	5,652	4,773	10,595	9,218
Other intangible asset amortization expense	1,178	1,254	2,356	2,507
Legal and professional fees	4,783	5,517	9,265	8,312
Losses other than loans	(1,925)	2,840	4,372	4,819
Foreclosure/OREO expense	9,527	8,906	15,588	16,635
FDIC expense	7,198	12,027	15,442	23,856
Other	17,664	16,357	34,129	33,972

Total noninterest expense	158,886	155,038	323,062	306,897

Income (loss) before income taxes	43,992	(12,019)	74,721	(61,963)
Income tax expense (benefit)	9,610	(9,240)	17,486	(32,795)

Net income (loss)	$34,382	$(2,779)	$57,235	$(29,168)
Preferred stock dividends and discount accretion	8,812	7,377	16,225	14,742

Net income (loss) available to common equity	$25,570	$(10,156)	$41,010	$(43,910)

Earnings (loss) per common share:
Basic	$0.15	$(0.06)	$0.24	$(0.26)
Diluted	$0.15	$(0.06)	$0.24	$(0.26)
Average common shares outstanding:
Basic	173,323	172,921	173,268	169,401
Diluted	173,327	172,921	173,272	169,401
See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income	Stock	Total
				($ in Thousands, except per share data)
Balance, December 31, 2009	$511,107	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608
Comprehensive loss:
Net loss	—	—	—	(29,168)	—	—	(29,168)
Other comprehensive income	—	—	—	—	9,741	—	9,741

Comprehensive loss							(19,427)

Common stock issued:
Issuance of common stock	—	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	5	2,566	(1,709)	—	624	1,486
Purchase of treasury stock	—	—	—	—	—	(805)	(805)
Cash dividends:
Common stock, $0.02 per share	—	—	—	(3,472)	—	—	(3,472)
Preferred stock	—	—	—	(13,125)	—	—	(13,125)
Accretion of preferred stock discount	1,617	—	—	(1,617)	—	—	—
Stock-based compensation expense, net	—	—	4,497	—	—	—	4,497
Tax benefit of stock options	—	—	7	—	—	—	7

Balance, June 30, 2010	$512,724	$1,737	$1,567,315	$1,032,065	$73,173	$(887)	$3,186,127

Balance, December 31, 2010	$514,388	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791
Comprehensive income:
Net income	—	—	—	57,235	—	—	57,235
Other comprehensive income	—	—	—	—	51,719	—	51,719

Comprehensive income							108,954

Common stock issued:
Stock-based compensation plans, net	—	6	2,437	(113)	—	(47)	2,283
Purchase of treasury stock	—	—	—	—	—	(616)	(616)
Cash dividends:
Common stock, $0.02 per share	—	—	—	(3,487)	—	—	(3,487)
Preferred stock	—	—	—	(10,062)	—	—	(10,062)
Redemption of preferred stock	(262,500)	—	—	—	—	—	(262,500)
Accretion of preferred stock discount	6,163	—	—	(6,163)	—	—	—
Stock-based compensation expense, net	—	—	5,774	—	—	—	5,774
Tax benefit of stock options	—	—	11	—	—	—	11

Balance, June 30, 2011	$258,051	$1,745	$1,581,594	$1,079,076	$79,345	$(663)	$2,999,148

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$57,235	$(29,168)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	47,000	263,010
Depreciation and amortization	15,918	14,984
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	5,763	(2,698)
Amortization of mortgage servicing rights	11,637	11,105
Amortization of other intangible assets	2,356	2,507
Amortization and accretion on earning assets, funding, and other, net	30,421	29,452
Tax benefit from exercise of stock options	11	7
(Gain) loss on sales of investment securities, net and impairment write-downs	58	(23,435)
Loss on sales of assets, net	2,195	164
Gain on mortgage banking activities, net	(10,581)	(12,448)
Mortgage loans originated and acquired for sale	(540,893)	(956,711)
Proceeds from sales of mortgage loans held for sale	605,375	893,763
Decrease in interest receivable	3,752	7,217
Increase (decrease) in interest payable	1,585	(1,040)
Net change in other assets and other liabilities	41,184	51,795

Net cash provided by operating activities	273,016	248,504

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(640,916)	881,697
Purchases of:
Investment securities	(433,972)	(1,034,757)
Premises, equipment, and software, net of disposals	(23,023)	(8,065)
Other assets	(1,349)	(2,137)
Proceeds from:
Sales of investment securities	16,799	577,537
Calls and maturities of investment securities	829,838	977,108
Sales of other assets	25,576	37,084
Sales of loans originated for investment	39,184	172,946

Net cash provided by (used in) investing activities	(187,863)	1,601,413

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,159,343)	241,586
Net increase (decrease) in short-term funding	1,508,288	(713,447)
Repayment of long-term funding	(228,078)	(510,291)
Proceeds from issuance of long-term funding	297,240	400,000
Proceeds from issuance of common stock	—	478,358
Redemption of preferred stock	(262,500)	—
Cash dividends on common stock	(3,487)	(3,472)
Cash dividends on preferred stock	(10,062)	(13,125)
Purchase of treasury stock	(616)	(805)

Net cash provided by (used in) financing activities	141,442	(121,196)

Net increase in cash and cash equivalents	226,595	1,728,721
Cash and cash equivalents at beginning of period	868,162	820,692

Cash and cash equivalents at end of period	$1,094,757	$2,549,413

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,521	$113,318
Cash (received) paid for income taxes	5,052	(49,937)
Loans and bank premises transferred to other real estate owned	28,917	25,256
Capitalized mortgage servicing rights	6,584	10,283

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:
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
NOTE 2: New Accounting Pronouncements Adopted
In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. In accordance with the guidance, for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not if goodwill impairment exists, the guidance states an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The guidance was effective for reporting periods beginning after December 15, 2010. The Corporation adopted the accounting standard as of January 1, 2011, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 7 for disclosures concerning goodwill.
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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In Thousands, except per share data)
Net income (loss)	$34,382	$(2,779)	$57,235	$(29,168)
Preferred stock dividends and discount accretion	(8,812)	(7,377)	(16,225)	(14,742)

Net income (loss) available to common equity	$25,570	$(10,156)	$41,010	$(43,910)

Common shareholder dividends	(1,733)	(1,729)	(3,466)	(3,457)
Unvested share-based payment awards	(12)	(7)	(21)	(15)

Undistributed earnings	$23,825	$(11,892)	$37,523	$(47,382)

Basic
Distributed earnings to common shareholders	$1,733	$1,729	$3,466	$3,457
Undistributed earnings to common shareholders	23,668	(11,892)	37,293	(47,382)

Total common shareholders earnings, basic	$25,401	$(10,163)	$40,759	$(43,925)

Diluted
Distributed earnings to common shareholders	$1,733	$1,729	$3,466	$3,457
Undistributed earnings to common shareholders	23,668	(11,892)	37,293	(47,382)

Total common shareholders earnings, diluted	$25,401	$(10,163)	$40,759	$(43,925)

Weighted average common shares outstanding	173,323	172,921	173,268	169,401
Effect of dilutive common stock awards	4	—	4	—

Diluted weighted average common shares outstanding	173,327	172,921	173,272	169,401

Basic earnings (loss) per common share	$0.15	$(0.06)	$0.24	$(0.26)

Diluted earnings (loss) per common share	$0.15	$(0.06)	$0.24	$(0.26)

Options to purchase approximately 6 million and 5 million shares were outstanding for the three and six months ended June 30, 2011, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. As a result of the Corporation’s reported net loss for the three and six months ended June 30, 2010, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first half of 2011 and full year 2010:

	2011	2010

Dividend yield	2.00%	3.00%
Risk-free interest rate	2.30%	2.70%
Expected volatility	47.20%	45.38%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$5.59	$4.60
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2010 and for the six months ended June 30, 2011, is presented below.

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
Stock Options	Shares	Exercise Price	Contractual Term	Value (000s)

Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,348,474	13.24
Exercised	(14,868)	12.71
Forfeited or expired	(740,766)	20.95

Outstanding at December 31, 2010	7,301,458	$24.33	5.01	$2,460

Options exercisable at December 31, 2010	5,275,738	$27.60	3.63	$63

Outstanding at December 31, 2010	7,301,458	$24.33
Granted	1,560,238	14.26
Exercised	(23,437)	12.66
Forfeited or expired	(1,306,848)	24.53

Outstanding at June 30, 2011	7,531,411	$22.24	6.09	$827

Options exercisable at June 30, 2011	4,958,251	$26.38	4.54	$278

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2010, and for the six months ended June 30, 2011.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value

Nonvested at December 31, 2009	1,896,992	$3.60
Granted	1,348,474	4.60
Vested	(920,969)	3.93
Forfeited	(298,777)	3.78

Nonvested at December 31, 2010	2,025,720	$4.09

Granted	1,560,238	5.59
Vested	(884,669)	3.77
Forfeited	(128,129)	4.78

Nonvested at June 30, 2011	2,573,160	$5.07

For the six months ended June 30, 2011 and for the year ended December 31, 2010, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $3.3 million for the first half of 2011 and $3.6 million for the year ended December 31, 2010. For the six months ended June 30, 2011 and 2010, the Corporation recognized compensation expense of $2.6 million and $1.7 million, respectively, for the vesting of stock options. For the full year 2010, the Corporation recognized compensation expense of $3.4 million for the vesting of stock options. At June 30, 2011, the Corporation had $10.6 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2013.
The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2010, and for the six months ended June 30, 2011.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value

Outstanding at December 31, 2009	527,131	$19.67
Granted	604,343	12.38
Vested	(205,239)	21.68
Forfeited	(153,973)	17.12

Outstanding at December 31, 2010	772,262	$13.94

Granted	558,601	14.42
Vested	(143,545)	18.38
Forfeited	(91,114)	13.65

Outstanding at June 30, 2011	1,096,204	$13.88

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2011 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period, subject to the full repayment of the funds received under the Capital Purchase Program (“CPP”), and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in 25% increments as the funds received under the CPP are repaid (i.e., 0% vest when less than 25% is repaid, 25% vest when 25-49% is repaid, 50% vest when 50-74% is repaid, 75% vest when 75-99% is repaid, and 100% vest when the full amount is repaid), and the restricted stock award recipients must continue to perform substantial services for the Corporation for at least two years after the date of grant. Expense for restricted stock awards of approximately $3.1 million and $2.8 million was recognized for the six months ended June 30, 2011 and 2010, respectively. The Corporation recognized approximately $5.6 million of expense for restricted stock awards for the full year 2010. The Corporation had $9.6 million of unrecognized compensation costs related to restricted stock awards at June 30, 2011, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2013.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. The Corporation recognized compensation expense of $2.0 million on the granting of 139,371 salary shares (or an average cost per share of $14.25) for the six months ended June 30, 2011, $1.4 million on the granting of 101,844 shares (or an average cost per share of $13.55) for the six months ended June 30, 2010, and $3.3 million on the granting of 244,062 salary shares (or an average cost per share of $13.43) for the year ended December 31, 2010.
The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options, vesting of restricted stock awards, and the granting of salary shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the CPP and the Memorandum of Understanding with the Federal Reserve Bank of Chicago.
NOTE 5: Investment Securities
The amortized cost and fair values of investment securities available for sale were as follows.

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
		($ in Thousands)
June 30, 2011:
U.S. Treasury securities	$1,099	$7	$—	$1,106
Federal agency securities	27,156	36	—	27,192
Obligations of state and political subdivisions (municipal securities)	787,768	31,115	(671)	818,212
Residential mortgage-related securities	4,441,048	138,350	(1,011)	4,578,387
Commercial mortgage-related securities	12,499	551	—	13,050
Asset-backed securities (1)	243,387	193	(465)	243,115
Other securities (debt and equity)	58,894	3,428	(1,350)	60,972

Total investment securities available for sale	$5,571,851	$173,680	$(3,497)	$5,742,034

		Gross	Gross
		unrealized	unrealized
	Amortized cost	gains	losses	Fair value
		($ in Thousands)
December 31, 2010:
U.S. Treasury securities	$1,199	$9	$—	$1,208
Federal agency securities	29,791	1	(25)	29,767
Obligations of state and political subdivisions (municipal securities)	829,058	14,894	(5,350)	838,602
Residential mortgage-related securities	4,831,481	117,530	(38,514)	4,910,497
Commercial mortgage-related securities	7,604	149	—	7,753
Asset-backed securities (1)	299,459	3	(621)	298,841
Other securities (debt and equity)	13,384	2,603	(1,314)	14,673

Total investment securities available for sale	$6,011,976	$135,189	$(45,824)	$6,101,341

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

The amortized cost and fair values of investment securities available for sale at June 30, 2011, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value

Due in one year or less	$49,808	$50,444
Due after one year through five years	159,225	164,076
Due after five years through ten years	543,481	566,183
Due after ten years	115,260	116,887

Total debt securities	867,774	897,590
Residential mortgage-related securities	4,441,048	4,578,387
Commercial mortgage-related securities	12,499	13,050
Asset-backed securities	243,387	243,115
Equity securities	7,143	9,892

Total investment securities available for sale	$5,571,851	$5,742,034

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
June 30, 2011:			($ in Thousands)
Obligations of state and political subdivisions (municipal securities)	$(308)	$22,384	$(363)	$3,042	$(671)	$25,426
Residential mortgage-related securities	(982)	191,159	(29)	2,505	(1,011)	193,664
Asset-backed securities	(465)	221,959	—	—	(465)	221,959
Other securities (debt and equity)	(42)	34,628	(1,308)	819	(1,350)	35,447

Total	$(1,797)	$470,130	$(1,700)	$6,366	$(3,497)	$476,496

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
Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at June 30, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. At June 30, 2011, the number of investment securities in an unrealized loss position for less than 12 months for municipal, residential mortgage-related, and asset-backed securities was 30, 45 and 31, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal and residential mortgage-related categories was 4 and 5, respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At June 30, 2011, the $1.4 million unrealized loss position on other securities was primarily comprised of 3 individual trust preferred debt securities pools. The Corporation currently does not intend to sell nor does it believe that it is probable it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2010 and the six months ended June 30, 2011, respectively.

	Non-agency
	Mortgage-Related	Trust Preferred
$ in Thousands	Securities	Debt Securities	Total

Balance of credit-related other-than-temporary impairment at December 31, 2009	$(17,472)	$(7,027)	$(24,499)
Credit losses on newly identified impairment	(84)	(2,992)	(3,076)

Balance of credit-related other-than-temporary impairment at December 31, 2010	(17,556)	(10,019)	(27,575)
Adjustment for change in cash flows	—	—	—
Balance of credit-related other-than-temporary impairment at June 30, 2011	$(17,556)	$(10,019)	$(27,575)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
December 31, 2010:			($ in Thousands)
Federal agency securities	$(25)	$29,716	$—	$—	$(25)	$29,716
Obligations of state and political subdivisions (municipal securities)	(4,983)	237,902	(367)	2,543	(5,350)	240,445
Residential	(36,280)	1,613,498	(2,234)	43,306	(38,514)	1,656,804
mortgage-related securities
Asset-backed securities	(621)	293,568	—	—	(621)	293,568
Other securities (debt and equity)	(1)	100	(1,313)	864	(1,314)	964

Total	$(41,910)	$2,174,784	$(3,914)	$46,713	$(45,824)	$2,221,497

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At both June 30, 2011 and December 31, 2010, the Corporation had FHLB stock of $121.1 million, respectively. The Corporation had Federal Reserve Bank stock of $70.0 million and $69.9 million at June 30, 2011 and December 31, 2010, respectively. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment in 2011 and 2010, including but not limited to, consideration of operating performance, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2011 or 2010.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality
The period end loan composition was as follows.

	June 30,	December 31,
	2011	2010
	($ in Thousands)
Commercial and industrial	$3,202,301	$3,049,752
Commercial real estate	3,423,686	3,389,213
Real estate construction	533,804	553,069
Lease financing	54,001	60,254

Total commercial	7,213,792	7,052,288
Home equity	2,594,029	2,523,057
Installment	589,714	695,383

Total retail	3,183,743	3,218,440
Residential mortgage	2,692,054	2,346,007

Total consumer	5,875,797	5,564,447

Total loans	$13,089,589	$12,616,735

A summary of the changes in the allowance for loan losses was as follows.

	June 30,	December 31,
	2011	2010
	($ in Thousands)
Balance at beginning of period	$476,813	$573,533
Provision for loan losses	47,000	390,010
Charge offs	(117,521)	(528,492)
Recoveries	19,669	41,762

Net charge offs	(97,852)	(486,730)

Balance at end of period	$425,961	$476,813

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

A summary of the changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011, was as follows.

	Commercial
	and	Commercial	Real estate	Lease	Home		Residential
$ in Thousands	industrial	real estate	construction	financing	equity	Installment	mortgage	Total

Balance at Dec 31, 2010	$137,770	$165,584	$56,772	$7,396	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	19,193	(12,739)	(6,969)	(5,200)	48,586	4,742	(613)	47,000
Charge offs	(28,870)	(19,934)	(21,920)	(112)	(23,896)	(14,356)	(8,433)	(117,521)
Recoveries	10,530	2,684	3,953	24	1,323	1,022	133	19,669

Balance at June 30, 2011	$138,623	$135,595	$31,836	$2,108	$81,103	$8,736	$27,960	$425,961

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$8,305	$29,045	$14,924	$—	$1,448	$—	$1,258	$54,980
Ending balance impaired loans collectively evaluated for impairment	$12,304	$9,543	$2,894	$49	$33,009	$3,213	$11,718	$72,730
Ending balance all other loans collectively evaluated for impairment	$118,014	$97,007	$14,018	$2,059	$46,646	$5,523	$14,984	$298,251
Loans:
Ending balance impaired loans individually evaluated for impairment	$51,207	$164,163	$63,801	$11,685	$9,854	$3	$15,463	$316,176
Ending balance impaired loans collectively evaluated for impairment	$42,736	$65,523	$19,687	$1,213	$48,376	$4,738	$69,505	$251,778
Ending balance all other loans collectively evaluated for impairment	$3,108,358	$3,194,000	$450,316	$41,103	$2,535,799	$584,973	$2,607,086	$12,521,635
The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. While the methodology used at June 30, 2011 and December 31, 2010 was generally comparable, several refinements were incorporated into the historical loss factor allocation process during the first quarter of 2011. The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan losses.
At June 30, 2011, the allowance for loan loss allocations for the home equity and commercial loan portfolios increased, with all other loan portfolio allocations declining from December 31, 2010. The increase in the home equity allocation was due to higher loss rates and a slight decline in credit quality. The decline in the installment allocation was impacted by the $10 million write down on installment loans transferred to held for sale during the first quarter of 2011. Other portfolio allocations declined primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans.

	June 30,	December 31,
	2011	2010
	($ in Thousands)

Nonaccrual loans	$467,611	$574,356
Accruing loans past due 90 days or more	12,123	3,418
Restructured loans (accruing)	100,343	79,935
The following table presents nonaccrual loans.

	June 30,	December 31,
	2011	2010
	($ in Thousands)

Commercial and industrial	$71,183	$99,845
Commercial real estate	193,495	223,927
Real estate construction	72,782	94,929
Lease financing	12,898	17,080

Total commercial	350,358	435,781
Home equity	46,777	51,712
Installment	3,724	10,544

Total retail	50,501	62,256
Residential mortgage	66,752	76,319

Total consumer	117,253	138,575

Total nonaccrual loans	$467,611	$574,356

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
Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. See section “Future Accounting Pronouncements,” within Part I, Item 2, for new accounting guidance on restructured loans which will be effective for the third quarter of 2011.
The following table presents commercial loans by credit quality indicator at June 30, 2011.

		Special
	Pass	Mention	Potential Problem	Impaired	Total
			($ in Thousands)
Commercial and industrial	$2,704,682	$174,269	$229,407	$93,943	$3,202,301
Commercial real estate	2,631,730	180,214	382,056	229,686	3,423,686
Real estate construction	360,806	26,324	63,186	83,488	533,804
Lease financing	39,326	378	1,399	12,898	54,001

Total commercial	$5,736,544	$381,185	$676,048	$420,015	$7,213,792

The following table presents commercial loans by credit quality indicator at December 31, 2010.

	Pass	Special Mention	Potential Problem	Impaired	Total
			($ in Thousands)
Commercial and industrial	$2,363,554	$222,089	$354,284	$109,825	$3,049,752
Commercial real estate	2,429,339	227,557	492,778	239,539	3,389,213
Real estate construction	311,810	32,180	91,618	117,461	553,069
Lease financing	40,101	456	2,617	17,080	60,254

Total commercial	$5,144,804	$482,282	$941,297	$483,905	$7,052,288

The following table presents consumer loans by credit quality indicator at June 30, 2011.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,516,884	$14,400	$4,515	$58,230	$2,594,029
Installment	580,965	3,792	216	4,741	589,714

Total retail	3,097,849	18,192	4,731	62,971	3,183,743
Residential mortgage	2,579,126	9,385	18,575	84,968	2,692,054

Total consumer	$5,676,975	$27,577	$23,306	$147,939	$5,875,797

The following table presents consumer loans by credit quality indicator at December 31, 2010.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,442,661	$13,886	$3,057	$63,453	$2,523,057
Installment	673,820	9,624	703	11,236	695,383

Total retail	3,116,481	23,510	3,760	74,689	3,218,440
Residential mortgage	2,222,916	8,722	18,672	95,697	2,346,007

Total consumer	$5,339,397	$32,232	$22,432	$170,386	$5,564,447

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, and sound nonaccrual and charge off policies.
For commercial loans, management has determined pass to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by their structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this definition. Commercial loans classified as special mention, potential problem, and impaired are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at June 30, 2011.

	30-89 Days	90 Days or More
	Past Due	Past Due	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$7,581	$4,216	$11,797	$3,119,321	$3,131,118
Commercial real estate	61,240	7,297	68,537	3,161,654	3,230,191
Real estate construction	13,217	—	13,217	447,805	461,022
Lease financing	79	—	79	41,024	41,103

Total commercial	82,117	11,513	93,630	6,769,804	6,863,434
Home equity	14,818	—	14,818	2,532,434	2,547,252
Installment	3,851	610	4,461	581,529	585,990

Total retail	18,669	610	19,279	3,113,963	3,133,242
Residential mortgage	12,573	—	12,573	2,612,729	2,625,302

Total consumer	31,242	610	31,852	5,726,692	5,758,544

Total accruing loans	$113,359	$12,123	$125,482	$12,496,496	$12,621,978

Nonaccrual loans
Commercial and industrial	$7,500	$28,436	$35,936	$35,247	$71,183
Commercial real estate	15,015	82,967	97,982	95,513	193,495
Real estate construction	894	44,763	45,657	27,125	72,782
Lease financing	311	111	422	12,476	12,898

Total commercial	23,720	156,277	179,997	170,361	350,358
Home equity	4,281	31,480	35,761	11,016	46,777
Installment	533	950	1,483	2,241	3,724

Total retail	4,814	32,430	37,244	13,257	50,501
Residential mortgage	4,642	45,123	49,765	16,987	66,752

Total consumer	9,456	77,553	87,009	30,244	117,253

Total nonaccrual loans	$33,176	$233,830	$267,006	$200,605	$467,611

Total loans
Commercial and industrial	$15,081	$32,652	$47,733	$3,154,568	$3,202,301
Commercial real estate	76,255	90,264	166,519	3,257,167	3,423,686
Real estate construction	14,111	44,763	58,874	474,930	533,804
Lease financing	390	111	501	53,500	54,001

Total commercial	105,837	167,790	273,627	6,940,165	7,213,792
Home equity	19,099	31,480	50,579	2,543,450	2,594,029
Installment	4,384	1,560	5,944	583,770	589,714

Total retail	23,483	33,040	56,523	3,127,220	3,183,743
Residential mortgage	17,215	45,123	62,338	2,629,716	2,692,054

Total consumer	40,698	78,163	118,861	5,756,936	5,875,797

Total loans	$146,535	$245,953	$392,488	$12,697,101	$13,089,589

The following table presents loans by past due status at December 31, 2010.

	30-89 Days	90 Days or More
	Past Due	Past Due	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$33,013	$—	$33,013	$2,916,894	$2,949,907
Commercial real estate	46,486	2,096	48,582	3,116,704	3,165,286
Real estate construction	8,016	—	8,016	450,124	458,140
Lease financing	132	—	132	43,042	43,174

Total commercial	87,647	2,096	89,743	6,526,764	6,616,507
Home equity	13,886	796	14,682	2,456,663	2,471,345
Installment	9,624	526	10,150	674,689	684,839

Total retail	23,510	1,322	24,832	3,131,352	3,156,184
Residential mortgage	8,722	—	8,722	2,260,966	2,269,688

Total consumer	32,232	1,322	33,554	5,392,318	5,425,872

Total accruing loans	$119,879	$3,418	$123,297	$11,919,082	$12,042,379

Nonaccrual loans
Commercial and industrial	$3,426	$57,215	$60,641	$39,204	$99,845
Commercial real estate	12,429	82,675	95,104	128,823	223,927
Real estate construction	297	56,443	56,740	38,189	94,929
Lease financing	283	998	1,281	15,799	17,080

Total commercial	16,435	197,331	213,766	222,015	435,781
Home equity	5,727	37,169	42,896	8,816	51,712
Installment	1,091	7,141	8,232	2,312	10,544

Total retail	6,818	44,310	51,128	11,128	62,256
Residential mortgage	8,249	50,609	58,858	17,461	76,319

Total consumer	15,067	94,919	109,986	28,589	138,575

Total nonaccrual loans	$31,502	$292,250	$323,752	$250,604	$574,356

Total loans
Commercial and industrial	$36,439	$57,215	$93,654	$2,956,098	$3,049,752
Commercial real estate	58,915	84,771	143,686	3,245,527	3,389,213
Real estate construction	8,313	56,443	64,756	488,313	553,069
Lease financing	415	998	1,413	58,841	60,254

Total commercial	104,082	199,427	303,509	6,748,779	7,052,288
Home equity	19,613	37,965	57,578	2,465,479	2,523,057
Installment	10,715	7,667	18,382	677,001	695,383

Total retail	30,328	45,632	75,960	3,142,480	3,218,440
Residential mortgage	16,971	50,609	67,580	2,278,427	2,346,007

Total consumer	47,299	96,241	143,540	5,420,907	5,564,447

Total loans	$151,381	$295,668	$447,049	$12,169,686	$12,616,735

The following table presents impaired loans at June 30, 2011.

	Recorded	Unpaid Principal		Average Recorded	Interest Income
	Investment	Balance	Related Allowance	Investment	Recognized *
			($ in Thousands)
Loans with a related allowance
Commercial and industrial	$72,756	$85,050	$20,609	$81,789	$1,314
Commercial real estate	169,017	194,532	38,588	176,767	1,385
Real estate construction	62,404	78,171	17,818	68,221	416
Lease financing	1,213	1,213	49	1,689	—

Total commercial	305,390	358,966	77,064	328,466	3,115
Home equity	52,418	58,455	34,457	53,539	779
Installment	4,738	5,163	3,213	5,005	132

Total retail	57,156	63,618	37,670	58,544	911
Residential mortgage	77,313	84,376	12,976	79,601	927

Total consumer	134,469	147,994	50,646	138,145	1,838

Total loans	$439,859	$506,960	$127,710	$466,611	$4,953

Loans with no related allowance
Commercial and industrial	$21,187	$26,720	$—	$21,785	$351
Commercial real estate	60,669	74,524	—	66,830	600
Real estate construction	21,084	36,215	—	23,874	132
Lease financing	11,685	11,685	—	12,590	—

Total commercial	114,625	149,144	—	125,079	1,083
Home equity	5,812	7,891	—	6,275	19
Installment	3	3	—	3	—

Total retail	5,815	7,894	—	6,278	19
Residential mortgage	7,655	9,979	—	8,865	20

Total consumer	13,470	17,873	—	15,143	39

Total loans	$128,095	$167,017	$—	$140,222	$1,122

Total
Commercial and industrial	$93,943	$111,770	$20,609	$103,574	$1,665
Commercial real estate	229,686	269,056	38,588	243,597	1,985
Real estate construction	83,488	114,386	17,818	92,095	548
Lease financing	12,898	12,898	49	14,279	—

Total commercial	420,015	508,110	77,064	453,545	4,198
Home equity	58,230	66,346	34,457	59,814	798
Installment	4,741	5,166	3,213	5,008	132

Total retail	62,971	71,512	37,670	64,822	930
Residential mortgage	84,968	94,355	12,976	88,466	947

Total consumer	147,939	165,867	50,646	153,288	1,877

Total loans	$567,954	$673,977	$127,710	$606,833	$6,075

*	Interest income recognized included $2.6 million of interest income recognized on accruing restructured loans for the six months ended June 30, 2011.

The following table presents impaired loans at December 31, 2010.

	Recorded	Unpaid Principal		Average Recorded	Interest Income
	Investment	Balance	Related Allowance	Investment	Recognized *
			($ in Thousands)
Loans with a related allowance
Commercial and industrial	$80,507	$100,297	$29,900	$93,966	$2,399
Commercial real estate	137,808	151,723	33,487	146,880	3,224
Real estate construction	77,312	85,173	29,098	64,049	920
Lease financing	16,680	16,680	6,364	18,832	74

Total commercial	312,307	353,873	98,849	323,727	6,617
Home equity	59,975	61,894	28,933	62,805	1,652
Installment	11,231	11,649	7,776	12,481	294

Total retail	71,206	73,543	36,709	75,286	1,946
Residential mortgage	86,163	91,749	8,832	92,602	2,514

Total consumer	157,369	165,292	45,541	167,888	4,460

Total loans	$469,676	$519,165	$144,390	$491,615	$11,077

Loans with no related allowance
Commercial and industrial	$29,318	$35,841	$—	$28,831	$806
Commercial real estate	101,731	119,963	—	111,267	2,203
Real estate construction	40,149	58,662	—	55,376	1,483
Lease financing	400	400	—	745	—

Total commercial	171,598	214,866	—	196,219	4,492
Home equity	3,478	3,483	—	3,414	102
Installment	5	5	—	7	—

Total retail	3,483	3,488	—	3,421	102
Residential mortgage	9,534	11,267	—	10,675	246

Total consumer	13,017	14,755	—	14,096	348

Total loans	$184,615	$229,621	$—	$210,315	$4,840

Total
Commercial and industrial	$109,825	$136,138	$29,900	$122,797	$3,205
Commercial real estate	239,539	271,686	33,487	258,147	5,427
Real estate construction	117,461	143,835	29,098	119,425	2,403
Lease financing	17,080	17,080	6,364	19,577	74

Total commercial	483,905	568,739	98,849	519,946	11,109
Home equity	63,453	65,377	28,933	66,219	1,754
Installment	11,236	11,654	7,776	12,488	294

Total retail	74,689	77,031	36,709	78,707	2,048
Residential mortgage	95,697	103,016	8,832	103,277	2,760

Total consumer	170,386	180,047	45,541	181,984	4,808

Total loans	$654,291	$748,786	$144,390	$701,930	$15,917

*	Interest income recognized included $4.0 million of interest income recognized on accruing restructured loans for the year ended December 31, 2010.

NOTE 7: Goodwill and Other Intangible Assets
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. The annual analysis indicated that the estimated fair value exceeded carrying value (including goodwill) for both the banking and wealth segments. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. There were no impairment charges recorded in 2010 or through June 30, 2011. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.
At June 30, 2011 and December 31, 2010, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the six months ended June 30, 2011, and the year ended December 31, 2010.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of June 30, 2011. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2011	December 31, 2010
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831
Accumulated amortization	(28,968)	(27,121)

Net book value	$12,863	$14,710

Amortization during the period	$1,847	$3,750

Other intangibles:
Gross carrying amount (1)	$19,283	$20,433
Accumulated amortization	(10,367)	(11,008)

Net book value	$8,916	$9,425

Amortization during the period	$509	$1,169

(1)	Other intangibles of $1.2 million were fully amortized during 2010 and have been removed from both the gross carrying amount and the accumulated amortization for 2011.
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method (i.e., the lower of cost or fair value). Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net in the consolidated balance sheets.

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
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the	At or for the
	Six months ended	Year ended
	June 30, 2011	December 31, 2010
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$84,209	$80,986
Additions	6,584	26,165
Amortization	(11,637)	(22,942)

Mortgage servicing rights at end of period	$79,156	$84,209

Valuation allowance at beginning of period	(20,300)	(17,233)
Additions, net	(5,763)	(3,067)

Valuation allowance at end of period	(26,063)	(20,300)

Mortgage servicing rights, net	$53,093	$63,909

Fair value of mortgage servicing rights	$53,104	$64,378
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,367,000	$7,453,000
Mortgage servicing rights, net to servicing portfolio	0.72%	0.86%
Mortgage servicing rights expense (1)	$17,400	$26,009

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2011. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.
Estimated amortization expense:

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Six months ending December 31, 2011	$1,800	$500	$10,900
Year ending December 31, 2012	3,200	1,000	18,500
Year ending December 31, 2013	3,100	900	14,800
Year ending December 31, 2014	2,900	900	11,600
Year ending December 31, 2015	1,400	800	8,900
Year ending December 31, 2016	300	800	6,400

NOTE 8: Long-term Funding
Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	June 30,	December 31,
	2011	2010
	($ in Thousands)
Federal Home Loan Bank (“FHLB”) advances	$800,502	$1,000,528
Senior notes, net	298,663	—
Subordinated debt, net	167,531	195,436
Junior subordinated debentures, net	215,738	215,848
Other borrowed funds	1,740	1,793

Total long-term funding	$1,484,174	$1,413,605

FHLB advances: At June 30, 2011, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.58%, compared to 1.66% at December 31, 2010. These advances all had fixed contractual rates at both June 30, 2011, and December 31, 2010.
Senior notes: In March 2011, the Corporation issued $300 million of senior notes at a discount. The senior notes mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%.
Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. The Corporation retired $30 million of the August 2001 debt in the third quarter of 2010 and paid an early termination penalty of $0.7 million (included in other noninterest expense on the consolidated statements of income). During the first quarter of 2011, the Corporation retired another $28 million of the August 2001 debt and paid an early termination penalty of $0.6 million (included in the other noninterest expense on the consolidated statements of income). Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity. The remaining outstanding balance of $142 million on the August 2001 notes are due and payable on August 15, 2011 and, in accordance with regulatory guidelines, no longer qualify as Tier 2 capital.
Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2010 or during the first half 2011. The carrying value of the ASBC Debentures was $179.7 million at both June 30, 2011 and December 31, 2010. With its October 2005 business combination, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.07% at June 30, 2011) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.71% at June 30, 2011) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2010 or during the first half of 2011. The carrying value of the SFSC Debentures was $36.1 million at June 30, 2011 and $36.2 million at December 31, 2010.
NOTE 9: Other Comprehensive Income
A summary of activity in accumulated other comprehensive income follows.

	Six Months Ended		Year Ended
	June 30, 2011	June 30, 2010	December 31, 2010
		($ in Thousands)
Net income (loss)	$57,235	$(29,168)	$(856)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	80,763	38,869	(38,278)
Reclassification adjustment for net (gains) losses realized in net income	58	(23,435)	(24,917)
Income tax (expense) benefit	(31,347)	(5,586)	24,785

Other comprehensive income (loss) on investment securities available for sale	49,474	9,848	(38,410)
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	233	233	467
Net loss, net of amortization	903	810	2,271
Income tax expense	(441)	(566)	(1,106)

Other comprehensive income on pension and postretirement obligations	695	477	1,632
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(374)	(3,952)	(4,542)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	2,962	3,000	6,013
Income tax (expense) benefit	(1,038)	368	(499)

Other comprehensive income (loss) on cash flow hedging relationships	1,550	(584)	972

Total other comprehensive income (loss)	51,719	9,741	(35,806)

Comprehensive income (loss)	$108,954	$(19,427)	$(36,662)

NOTE 10: Income Taxes
For the first half of 2011, the Corporation recognized income tax expense of $17.5 million, compared to an income tax benefit of $32.8 million for the first half of 2010. The change in income tax was primarily due to the level of pretax income (loss) between the comparable six-month periods. The effective tax rate was 23.40% for the first half of 2011, compared to an effective tax benefit of (52.93%) for the first half of 2010. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

NOTE 11: Derivative and Hedging Activities
The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors) foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $81 million of investment securities as collateral at June 30, 2011, and pledged $94 million of investment securities as collateral at December 31, 2010.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 13, “Fair Value Measurements,” for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional		Balance Sheet
	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
June 30, 2011
Interest rate swaps — short-term funding	$200,000	$(3,634)	Other liabilities	0.09%	3.15%	8 months

December 31, 2010
Interest rate swaps — short-term funding	$200,000	$(6,295)	Other liabilities	0.19%	3.15%	14 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

Amount of Gain /
(Loss) Recognized
in Income on
				Category of Gain /	Derivatives
	Amount of Gain	Category of (Gain)	Amount of (Gain) /	(Loss) Recognized	(Ineffective
	/ (Loss) Recognized	/ Loss Reclassified	Loss Reclassified	in Income on	Portion and Amount
	in OCI on	from AOCI into	from AOCI into	Derivatives	Excluded from
	Derivatives	Income (Effective	Income (Effective	(Ineffective	Effectiveness
($ in Thousands)	(Effective Portion)	Portion)	Portion)	Portion)	Testing)
Six Months Ended June 30, 2011		Interest Expense		Interest Expense
Interest rate swaps — short-term funding	$(374)	Short-term funding	$2,962	Short-term funding	$(6)

Six Months Ended June 30, 2010		Interest Expense		Interest Expense
Interest rate swaps — short-term funding	$(3,952)	Short-term funding	$3,000	Short-term funding	$(3)

Cash flow hedges
The Corporation has variable-rate, short-term funding which expose the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.
During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate funding. Hedge effectiveness is determined using regression analysis. The Corporation recognized ineffectiveness of less than $0.1 million for the first half of 2011 (which increased interest expense), compared to ineffectiveness of less than $0.1 million for the first half of 2010 (which increased interest expense) and $0.2 million for full year 2010 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term funding (i.e., the line item in which the hedged cash flows are recorded). At June 30, 2011, accumulated other comprehensive income included a deferred after-tax net loss of $1.9 million related to these derivatives, compared to a deferred after-tax net loss of $3.5 million at December 31, 2010. The net after-tax derivative loss included in accumulated other comprehensive income at June 30, 2011, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term funding through September 2012.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
	Notional		Balance Sheet	Receive	Pay
	Amount	Fair Value	Category	Rate(1)	Rate(1)	Maturity
	($ in Thousands)
June 30, 2011
Interest rate-related instruments — customer and mirror	$1,372,965	54,789	Other assets	1.68%	1.68%	43 months
Interest rate-related instruments — customer and mirror	1,372,965	(62,935)	Other liabilities	1.68%	1.68%	43 months
Interest rate lock commitments (mortgage)	151,497	1,308	Other assets	—	—	—
Forward commitments (mortgage)	203,089	(166)	Other liabilities	—	—	—
Foreign currency exchange forwards	44,100	2,100	Other assets	—	—	—
Foreign currency exchange forwards	35,161	(1,871)	Other liabilities	—	—	—

December 31, 2010
Interest rate-related instruments — customer and mirror	$1,268,502	54,154	Other assets	1.78%	1.78%	41 months
Interest rate—related instruments — customer and mirror	1,268,502	(58,632)	Other liabilities	1.78%	1.78%	41 months
Interest rate lock commitments (mortgage)	129,377	(78)	Other liabilities	—	—	—
Forward commitments (mortgage)	281,000	5,617	Other assets	—	—	—
Foreign currency exchange forwards	56,584	1,530	Other assets	—	—	—
Foreign currency exchange forwards	48,652	(1,289)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Six Months Ended June 30, 2011
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(3,668)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,386
Forward commitments (mortgage)	Mortgage banking, net	(5,783)
Foreign exchange forwards, net	Capital market fees, net	(12)

Six Months Ended June 30, 2010
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(2,572)
Interest rate lock commitments (mortgage)	Mortgage banking, net	7,373
Forward commitments (mortgage)	Mortgage banking, net	(11,120)
Foreign exchange forwards, net	Capital market fees, net	(76)

Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for the first half of 2011 was a $3.7 million loss, while the net impact for the full year 2010 was a $1.9 million net loss and the net impact for the first half of 2010 was a $2.6 million net loss.

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
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at June 30, 2011, was a net gain of $1.1 million, comprised of the net gain of $1.3 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $151 million and the net loss of $0.2 million on forward commitments to sell residential mortgage loans to various investors of approximately $203 million. The fair value of the mortgage derivatives at December 31, 2010, was a net gain of $5.5 million, comprised of the net loss of $0.1 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $129 million and the net gain of $5.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $281 million. The fair value of the mortgage derivatives at June 30, 2010, was a net loss of $0.6 million, comprised of the net gain of $6.0 million on interest rate lock commitments to originate residential mortgage loans held for sale to individual borrowers of approximately $265 million and the net loss of $6.6 million on forward commitments to sell residential mortgage loans to various investors of approximately $437 million.
Foreign currency derivatives
The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At June 30, 2011, the Corporation had $14 million in notional balances of foreign currency forwards related to loans, and $33 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $33 million), which on a combined basis had a fair value of $0.2 million net gain. At December 31, 2010, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $50 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $50 million), which on a combined basis had a fair value of $0.3 million net gain. At June 30, 2010, the Corporation had $4 million in notional balances of foreign currency forwards related to loans, and $23 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $23 million), which on a combined basis had a fair value of $0.2 million net gain.

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

	June 30, 2011	December 31, 2010
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1) (2)	$4,019,334	$3,862,208
Commercial letters of credit (1)	44,582	37,872
Standby letters of credit (3)	326,408	362,275

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2011 or December 31, 2010.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3.7 million and $3.9 million at June 30, 2011 and December 31, 2010, respectively, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of June 30, 2011 and December 31, 2010, the Corporation had a reserve for losses on unfunded commitments totaling $14.9 million and $17.4 million, respectively, included in other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small- business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary.

As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at June 30, 2011, was $41 million, included in other assets on the consolidated balance sheets, compared to $45 million at December 31, 2010. Related to these investments, the Corporation had remaining commitments to fund of $11 million at both June 30, 2011and December 31, 2010.
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
The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.3 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable during 2010. At both June 30, 2011 and December 31, 2010, the remaining reserve for unfavorable litigation losses related to Visa was $1.5 million.
In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2010, Visa announced it had deposited additional amounts into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.6 million. The remaining receivable related to the Visa escrow account was $1.5 million at June 30, 2011 and $1.3 million at December 31, 2010.
Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under general representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2011, and December 31, 2010, there were approximately $47 million and $58 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.
In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2011 and December 31, 2010, there were $561 million and $667 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
At June 30, 2011 and December 31, 2010, the Corporation provided a credit guarantee on contracts to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.2 million and $0.1 million related to these credit guarantee contracts at June 30, 2011 and December 31, 2010, respectively, recorded in other liabilities on the consolidated balance sheets.
For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At June 30, 2011, the Corporation’s potential risk exposure was approximately $25 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Corporation’s estimated liability for reinsurance losses, including estimated losses incurred but not yet reported, was $6.0 million and $4.5 million at June 30, 2011 and December 31, 2010, respectively.

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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2011, and December 31, 2010, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of June 30, 2011, and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,106	$1,106	$—	$—
Federal agency securities	27,192	47	27,145	—
Obligations of state and political subdivisions	818,212	—	818,212	—
Residential mortgage-related securities	4,578,387	—	4,578,387	—
Commercial mortgage-related securities	13,050	—	13,050	—
Asset-backed securities	243,115	—	243,115	—
Other securities (debt and equity)	60,972	12,911	46,421	1,640

Total investment securities available for sale	$5,742,034	$14,064	$5,726,330	$1,640
Derivatives (other assets)	58,197	$—	$56,889	1,308

Liabilities:
Derivatives (other liabilities)	$68,606	$—	$68,440	$166

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,208	$1,208	$—	$—
Federal agency securities	29,767	51	29,716	—
Obligations of state and political subdivisions	838,602	—	838,602	—
Residential mortgage-related securities	4,910,497	—	4,910,497	—
Commercial mortgage-related securities	7,753	—	7,753	—
Asset-backed securities	298,841	—	298,841	—
Other securities (debt and equity)	14,673	12,002	999	1,672

Total investment securities available for sale	$6,101,341	$13,261	$6,086,408	$1,672
Derivatives (other assets)	61,301	—	55,684	5,617

Liabilities:
Derivatives (other liabilities)	$66,294	$—	$66,216	$78

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2010 and the six months ended June 30, 2011, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value
Using Significant Unobservable Inputs (Level 3)

	Investment Securities
($ in Thousands)	Available for Sale	Derivatives
Balance December 31, 2009	$—	$3,141
Transfers in	4,663	—
Total net gains (losses) included in income:
Net impairment losses on investment securities	(2,991)	—
Mortgage derivative gain, net	—	2,398

Balance December 31, 2010	$1,672	$5,539

Total net losses included in income:
Mortgage derivative loss, net	—	(4,397)
Total net losses included in other comprehensive income:
Investment securities losses	(32)	—

Balance June 30, 2011	$1,640	$1,142

In valuing the investment securities available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.
The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	June 30, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$84,323	$—	$84,323	$—
Loans (1)	206,605	—	206,605	—
Mortgage servicing rights	53,093	—	—	53,093

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$144,808	$—	$144,808	$—
Loans (1)	279,179	—	279,179	—
Mortgage servicing rights	63,909	—	—	63,909

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first half of 2011 and the full year 2010, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $32 million for the six months ended June 30, 2011 and $55 million for the year ended December 31, 2010, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $4 million, $5 million, and $10 million to noninterest expense for the six months ended June 30, 2011 and 2010, and the year ended December 31, 2010, respectively.
Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	($ in Thousands)
Financial assets:
Cash and due from banks	$314,682	$314,682	$319,487	$319,487
Interest-bearing deposits in other financial institutions	777,675	777,675	546,125	546,125
Federal funds sold and securities purchased under agreements to resell	2,400	2,400	2,550	2,550
Investment securities available for sale	5,742,034	5,742,034	6,101,341	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks	191,075	191,075	190,968	190,968
Loans held for sale	84,323	85,322	144,808	144,808
Loans, net	12,663,628	11,064,121	12,139,922	10,568,980
Bank owned life insurance	539,395	539,395	533,069	533,069
Accrued interest receivable	70,230	70,230	73,982	73,982
Interest rate-related agreements (1)	54,789	54,789	54,154	54,154
Foreign currency exchange forwards	2,100	2,100	1,530	1,530
Interest rate lock commitments to originate residential mortgage loans held for sale	1,308	1,308	(78)	(78)
Financial liabilities:
Deposits	$14,066,050	$14,066,050	$15,225,393	$15,225,393
Short-term funding	3,255,670	3,255,670	1,747,382	1,747,382
Long-term funding	1,484,174	1,577,957	1,413,605	1,491,786
Accrued interest payable	18,748	18,748	17,163	17,163
Interest rate-related agreements (1)	66,569	66,569	64,927	64,927
Foreign currency exchange forwards	1,871	1,871	1,289	1,289
Standby letters of credit (2)	3,666	3,666	3,943	3,943
Forward commitments to sell residential mortgage loans	166	166	(5,617)	(5,617)

(1)	At both June 30, 2011 and December 31, 2010, the notional amount of cash flow hedge interest rate swap agreements was $200 million. See Note 11 for information on the fair value of derivative financial instruments.

(2)	At June 30, 2011 and December 31, 2010, the commitment on standby letters of credit was $0.3 billion and $0.4 billion, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
Accrued interest payable and short-term funding — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Long-term funding — Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing funding.
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2011 and 2010, and for the full year 2010 were as follows.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2011	2010	2011	2010	2010
	($ in Thousands)
Components of Net Periodic Benefit Cost

Pension Plan:
Service cost	$2,613	$2,475	$5,225	$4,950	$9,622
Interest cost	1,589	1,590	3,180	3,180	6,377
Expected return on plan assets	(3,220)	(3,019)	(6,440)	(6,038)	(12,152)
Amortization of prior service cost	18	18	35	35	72
Amortization of actuarial loss	451	405	903	810	1,601

Total net periodic benefit cost	$1,451	$1,469	$2,903	$2,937	$5,520

Postretirement Plan:
Interest cost	$50	$58	$100	$115	$227
Amortization of prior service cost	99	99	198	198	395
Amortization of actuarial gain	—	—	—	—	(3)

Total net periodic benefit cost	$149	$157	$298	$313	$619

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $6 million to its Pension Plan in the first quarter of 2011.
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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the six months ended June 30, 2011

Net interest income	$307,599	$247	$—	$307,846
Provision for loan losses	47,000	—	—	47,000
Noninterest income	100,211	53,084	(4,721)	148,574
Depreciation and amortization	29,326	585	—	29,911
Other noninterest expense	263,058	46,451	(4,721)	304,788
Income taxes	14,968	2,518	—	17,486

Net income	$53,458	$3,777	$—	$57,235

% of consolidated net income	93%	7%	—%	100%

Total assets	$21,990,882	$143,676	$(86,083)	$22,048,475

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$407,810	$53,331	$(4,721)	$456,420
% of consolidated total revenues	89%	12%	(1)%	100%

As of and for the six months ended June 30, 2010

Net interest income	$328,631	$384	$—	$329,015
Provision for loan losses	263,010	—	—	263,010
Noninterest income	142,092	50,100	(2,158)	190,034
Depreciation and amortization	27,972	624	—	28,596
Other noninterest expense	250,651	40,913	(2,158)	289,406
Income taxes	(36,374)	3,579	—	(32,795)

Net income (loss)	$(34,536)	$5,368	$—	$(29,168)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M

Total assets	$22,700,950	$132,060	$(72,951)	$22,760,059

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$470,723	$50,484	$(2,158)	$519,049
% of consolidated total revenues	91%	9%	—%	100%

N/M — Not Meaningful

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the three months ended June 30, 2011

Net interest income	$154,008	$115	$—	$154,123
Provision for loan losses	16,000	—	—	16,000
Noninterest income	45,803	27,081	(2,361)	70,523
Depreciation and amortization	14,547	290	—	14,837
Other noninterest expense	128,020	24,158	(2,361)	149,817
Income taxes	8,511	1,099	—	9,610

Net income	$32,733	$1,649	$—	$34,382

% of consolidated net income	95%	5%	—%	100%

Total assets	$21,990,882	$143,676	$(86,083)	$22,048,475

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$199,811	$27,196	$(2,361)	$224,646
% of consolidated total revenues	89%	12%	(1)%	100%

As of and for the three months ended June 30, 2010

Net interest income	$159,619	$174	$—	$159,793
Provision for loan losses	97,665	—	—	97,665
Noninterest income	62,485	25,086	(1,098)	86,473
Depreciation and amortization	13,959	312	—	14,271
Other noninterest expense	126,574	20,873	(1,098)	146,349
Income taxes	(10,870)	1,630	—	(9,240)

Net income (loss)	$(5,224)	$2,445	$—	$(2,779)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M

Total assets	$22,700,950	$132,060	$(72,951)	$22,760,059

% of consolidated total assets	100%	—%	—%	100%

Total revenues *	$222,104	$25,260	$(1,098)	$246,266
% of consolidated total revenues	90%	10%	—%	100%

N/M — Not Meaningful

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

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
Allowance for Loan Losses: Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements and section “Allowance for Loan Losses.”
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
The Corporation conducted its annual impairment testing in May 2011. The step one analysis conducted for the banking segment and wealth segment indicated that the estimated fair value exceeded carrying value (including goodwill) for both segments. Therefore, a step two analysis was not required for these reporting units. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to re-perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.
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
Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at June 30, 2011 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $7.9 million (or 15%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $9.9 million (or 19%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”
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
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes. This represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, the Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. In making this determination, the Corporation has considered the positive evidence associated with future taxable income, tax planning strategies, and reversing taxable temporary differences in future periods. Most significantly, the Corporation relied upon its ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 89% of total revenues (as defined in the Note) for the first six months of 2011. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes and goodwill impairment assessment, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).
The contribution from the wealth management segment to consolidated total revenues (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 12% for the first half of 2011, compared to 9% for the comparable period in 2010. Wealth management segment revenues were up $2.8 million (6%) and expenses were up $5.5 million (13%) between the comparable six month periods of 2011 and 2010. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $11.6 million (9%) between June 30, 2011 and June 30, 2010, predominantly due to higher cash and cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (61% of total segment noninterest expense for the first six months of 2011, compared to 63% of total segment noninterest expense for the comparable period in 2010), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”
Results of Operations — Summary
The Corporation recorded net income of $57.2 million for the six months ended June 30, 2011, compared to a net loss of $29.2 million for the six months ended June 30, 2010. Net income available to common equity was $41.0 million for the six months ended June 30, 2011, or net income of $0.24 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the six months ended June 30, 2010, was $43.9 million, or a net loss of $0.26 for both basic and diluted earnings per common share. The net interest margin for the first half of 2011 was 3.30% compared to 3.29% for the first half of 2010.
TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2011	2011	2010	2010	2010
Net income (loss) (Quarter)	$34,382	$22,853	$14,008	$14,304	$(2,779)
Net income (loss) (Year-to-date)	57,235	22,853	(856)	(14,864)	(29,168)

Net income (loss) available to common equity (Quarter)	$25,570	$15,440	$6,608	$6,915	$(10,156)
Net income (loss) available to common equity (Year-to-date)	41,010	15,440	(30,387)	(36,995)	(43,910)

Earnings (loss) per common share — basic (Quarter)	$0.15	$0.09	$0.04	$0.04	$(0.06)
Earnings (loss) per common share — basic (Year-to-date)	0.24	0.09	(0.18)	(0.22)	(0.26)

Earnings (loss) per common share — diluted (Quarter)	$0.15	$0.09	$0.04	$0.04	$(0.06)
Earnings (loss) per common share — diluted (Year-to-date)	0.24	0.09	(0.18)	(0.22)	(0.26)

Return on average assets (Quarter)	0.64%	0.43%	0.25%	0.25%	(0.05)%
Return on average assets (Year-to-date)	0.54	0.43	(0.00)	(0.09)	(0.26)

Return on average equity (Quarter)	4.63%	2.92%	1.74%	1.77%	(0.35)%
Return on average equity (Year-to-date)	3.75	2.92	(0.03)	(0.63)	(1.86)

Return on average common equity (Quarter)	3.79%	2.36%	0.98%	1.02%	(1.52)%
Return on average common equity (Year-to-date)	3.08	2.36	(1.14)	(1.85)	(3.34)

Return on average tangible common equity (Quarter) (1)	5.85%	3.67%	1.52%	1.58%	(2.37)%
Return on average tangible common equity (Year-to-date) (1)	4.78	3.67	(1.77)	(2.89)	(5.22)

Efficiency ratio (Quarter) (2)	72.58%	72.67%	70.27%	67.36%	64.38%
Efficiency ratio (Year-to-date) (2)	72.62	72.67	66.04	64.65	63.34

Efficiency ratio, fully taxable equivalent (Quarter) (2)	70.79%	70.36%	68.76%	65.05%	63.20%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	70.57	70.36	64.32	62.85	61.79

Net interest margin (Quarter)	3.29%	3.32%	3.13%	3.08%	3.22%
Net interest margin (Year-to-date)	3.30	3.32	3.20	3.22	3.29

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.
	2011	2011	2010	2010	2010
Efficiency ratio (Quarter) (a)	72.58%	72.67%	70.27%	67.36%	64.38%
Taxable equivalent adjustment (Quarter)	(1.73)	(1.71)	(1.66)	(1.68)	(1.56)
Asset sale gains / losses, net (Quarter)	(0.06)	(0.60)	0.15	(0.63)	0.38

Efficiency ratio, fully taxable equivalent (Quarter) (b)	70.79%	70.36%	68.76%	65.05%	63.20%

Efficiency ratio (Year-to-date) (a)	72.62%	72.67%	66.04%	64.65%	63.34%
Taxable equivalent adjustment (Year-to-date)	(1.71)	(1.71)	(1.59)	(1.58)	(1.54)
Asset sale gains / losses, net (Year-to-date)	(0.34)	(0.60)	(0.13)	(0.22)	(0.01)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	70.57%	70.36%	64.32%	62.85%	61.79%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).
Net Interest Income and Net Interest Margin
Net interest income on a taxable equivalent basis for the six months ended June 30, 2011, was $318.6 million, a decrease of $22.4 million or 6.6% versus the comparable period last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was primarily attributable to unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $19.1 million) and to a lesser extent to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $3.3 million).
The net interest margin for the first half of 2011 was 3.30%, 1 bp higher than 3.29% for the same period in 2010. This comparable period increase was a function of a 4 bp increase in interest rate spread and a 3 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The 4 bp improvement in interest rate spread was the net result of a 21 bp decrease in the cost of interest-bearing liabilities and a 17 bp decrease in the yield on earning assets.
The Federal Reserve left interest rates unchanged during 2010 and the first six months of 2011. For the remainder of 2011, the Corporation anticipates modest pressure on the net interest margin from the continued low rate environment, modest loan growth and the net effect of the funding for the expected repurchase of the remaining preferred shares issued under the CPP. The Corporation expects to repurchase the remaining CPP shares during the third or fourth quarter of 2011.
The yield on earning assets was 4.00% for the first half of 2011, 17 bp lower than the comparable period last year. The yield on securities and short-term investments decreased 31 bp (to 2.98%), impacted by the lower interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium. Loan yields were down 12 bp, (to 4.52%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.
The rate on interest-bearing liabilities of 0.90% for the first half of 2011 was 21 bp lower than the same period in 2010. Rates on interest-bearing deposits were down 17 bp (to 0.65%, reflecting the low rate environment and a targeted reduction of higher cost deposit products). The cost of short and long-term funding decreased 113 bp (to 1.56%), with the cost of short-term funding down 52 bp while the cost of long-term funding increased 17 bp.
Average earning assets were $19.4 billion for the first half of 2011, a decrease of $1.5 billion or 7.1% from the comparable period last year. Average loans declined $0.8 billion, while average securities and short-term investments decreased $0.7 billion. The decrease in average loans was comprised of decreases in commercial loans (down $1.2 billion) and retail loans (down $0.2 billion), while residential mortgage loans increased (up $0.6 million).
Average interest-bearing liabilities of $15.1 billion for the first half of 2011 were $1.6 billion or 9.6% lower than the first half of 2010. In keeping with the Corporation’s funding strategy, the Corporation continued to reduce noncustomer network and brokered deposits during the quarter. On average, interest-bearing deposits declined $3.2 billion (primarily attributable to $1.4 billion reduction in network transaction deposits, a $1.1 billion reduction in interest-bearing demand deposits, and a $0.3 billion reduction in Brokered CDs), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.2 billion. Average short and long-term funding balances increased $1.6 billion between the comparable six-month periods, primarily attributable to a $1.2 billion increase in customer funding and a $0.8 billion increase in other short-term funding as average long-term funding declined $0.4 billion.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Six months ended June 30, 2011			Six months ended June 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Earning assets:
Loans: (1) (2) (3)
Commercial	$7,012,007	$153,566	4.41%	$8,256,254	$175,869	4.29%
Residential mortgage	2,592,749	55,179	4.26	2,008,087	50,251	5.02
Retail	3,235,533	80,025	4.97	3,395,044	88,626	5.25

Total loans	12,840,289	288,770	4.52	13,659,385	314,746	4.64
Investment securities	5,773,545	94,351	3.27	5,449,542	114,087	4.19
Other short-term investments	751,114	2,896	0.77	1,726,778	3,985	0.46

Investments and other (1)	6,524,659	97,247	2.98	7,176,320	118,072	3.29

Total earning assets	19,364,948	386,017	4.00	20,835,705	432,818	4.17
Other assets, net	2,067,081			2,037,998

Total assets	$21,432,029			$22,873,703

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$958,629	$571	0.12%	$886,045	$541	0.12%
Interest-bearing demand deposits	1,788,112	1,369	0.15	2,876,779	3,676	0.26
Money market deposits	5,093,854	8,894	0.35	6,321,344	16,999	0.54
Time deposits, excluding Brokered CDs	2,735,182	22,284	1.64	3,378,329	33,489	2.00

Total interest-bearing deposits,
excluding Brokered CDs	10,575,777	33,118	0.63	13,462,497	54,705	0.82
Brokered CDs	349,356	2,032	1.17	637,055	2,400	0.76

Total interest-bearing deposits	10,925,133	35,150	0.65	14,099,552	57,105	0.82
Short and long-term funding	4,160,335	32,249	1.56	2,588,696	34,698	2.69

Total interest-bearing liabilities	15,085,468	67,399	0.90	16,688,248	91,803	1.11

Noninterest-bearing demand deposits	3,223,485			3,000,264
Other liabilities	48,879			19,393
Stockholders’ equity	3,074,197			3,165,798

Total liabilities and equity	$21,432,029			$22,873,703

Interest rate spread			3.10%			3.06%
Net free funds			0.20%			0.23

Net interest income, taxable equivalent, and net interest margin		$318,618	3.30%		$341,015	3.29%

Taxable equivalent adjustment		10,772			12,000

Net interest income		$307,846			$329,015

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended June 30, 2011			Three months ended June 30, 2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans: (1)(2)(3)
Commercial	$7,114,930	$77,122	4.35%	$8,036,688	$85,974	4.29%
Residential mortgage	2,657,740	28,032	4.22	1,996,448	24,781	4.97
Retail	3,232,234	40,033	4.96	3,363,574	43,892	5.23

Total loans	13,004,904	145,187	4.47	13,396,710	154,647	4.63
Investment securities	5,689,728	47,359	3.33	5,176,340	53,984	4.17
Other short-term investments	736,660	1,437	0.78	2,025,587	2,213	0.44

Investments and other (1)	6,426,388	48,796	3.04	7,201,927	56,197	3.12

Total earning assets	19,431,292	193,983	4.00	20,598,637	210,844	4.10
Other assets, net	2,094,863			2,000,058

Total assets	$21,526,155			$22,598,695

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$999,748	$308	0.12%	$913,347	$291	0.13%
Interest-bearing demand deposits	1,811,525	738	0.16	2,833,530	1,898	0.27
Money market deposits	5,039,056	4,206	0.33	6,398,892	8,778	0.55
Time deposits, excluding Brokered CDs	2,655,944	10,667	1.61	3,305,825	16,035	1.95

Total interest-bearing deposits, excluding Brokered CDs	10,506,273	15,919	0.61	13,451,594	27,002	0.81
Brokered CDs	320,741	982	1.23	614,005	1,358	0.89

Total interest-bearing deposits	10,827,014	16,901	0.63	14,065,599	28,360	0.81
Short and long-term funding	4,434,500	17,627	1.59	2,343,119	16,725	2.86

Total interest-bearing liabilities	15,261,514	34,528	0.91	16,408,718	45,085	1.10

Noninterest-bearing demand deposits	3,225,675			2,990,594
Other liabilities	62,126			13,088
Stockholders’ equity	2,976,840			3,186,295

Total liabilities and equity	$21,526,155			$22,598,695

Interest rate spread			3.09%			3.00%
Net free funds			0.20			0.22

Net interest income, taxable equivalent, and net interest margin		$159,455	3.29%		$165,759	3.22%

Taxable equivalent adjustment		5,332			5,966

Net interest income		$154,123			$159,793

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3
Volume / Rate Variance — Taxable Equivalent Basis
($ in Thousands)

	Comparison of			Comparison of
	Six months ended June 30, 2011 versus 2010			Three months ended June 30, 2011 versus 2010
		Variance Attributable to			Variance Attributable to
	Income/Expense			Income/Expense
	Variance (1)	Volume	Rate	Variance (1)	Volume	Rate

INTEREST INCOME: (2)
Loans:
Commercial	$(22,303)	$(27,129)	$4,826	$(8,852)	$(9,978)	$1,126
Residential mortgage	4,928	13,233	(8,305)	3,251	7,368	(4,117)
Retail	(8,601)	(4,065)	(4,536)	(3,859)	(1,676)	(2,183)

Total loans	(25,976)	(17,961)	(8,015)	(9,460)	(4,286)	(5,174)
Investment securities	(19,736)	6,466	(26,202)	(6,625)	4,999	(11,624)
Other short-term investments	(1,089)	(2,931)	1,842	(776)	(1,906)	1,130

Investments and other	(20,825)	3,535	(24,360)	(7,401)	3,093	(10,494)

Total interest income	$(46,801)	$(14,426)	$(32,375)	$(16,861)	$(1,193)	$(15,668)

INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$30	$44	$(14)	$17	$27	$(10)
Interest-bearing demand deposits	(2,307)	(1,120)	(1,187)	(1,160)	(556)	(604)
Money market deposits	(8,105)	(2,888)	(5,217)	(4,572)	(1,608)	(2,964)
Time deposits, excluding brokered CDs	(11,205)	(5,789)	(5,416)	(5,368)	(2,863)	(2,505)

Interest-bearing deposits, excluding Brokered CDs	(21,587)	(9,753)	(11,834)	(11,083)	(5,000)	(6,083)
Brokered CDs	(368)	(1,351)	983	(376)	(786)	410

Total interest-bearing deposits	(21,955)	(11,104)	(10,851)	(11,459)	(5,786)	(5,673)
Short and long-term funding	(2,449)	15,774	(18,223)	902	10,499	(9,597)

Total interest expense	(24,404)	4,670	(29,074)	(10,557)	4,713	(15,270)

Net interest income, taxable equivalent	$(22,397)	$(19,096)	$(3,301)	$(6,304)	$(5,906)	$(398)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.

(2)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.
Provision for Loan Losses
The provision for loan losses for the first half of 2011 was $47 million, compared to $263 million for the first half of 2010 and $390 million for the full year of 2010. Net charge offs were $98 million for first half 2011, compared to $269 million for the first half 2010 and $487 million for the full year of 2010. Annualized net charge offs as a percent of average loans for first half 2011 were 1.54%, compared to 3.97% for the first half of 2010 and 3.69% for the full year of 2010. At June 30, 2011, the allowance for loan losses was $426 million, down from $568 million at June 30, 2010 and $477 million at December 31, 2010. The ratio of the allowance for loan losses to total loans was 3.25%, compared to 4.51% at June 30, 2010 and 3.78% at December 31, 2010. Nonaccrual loans at June 30, 2011, were $468 million, compared to $976 million at June 30, 2010, and $574 million at December 31, 2010. See Tables 8 and 9.
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

Noninterest Income
Noninterest income for the first half of 2011 was $136.9 million, down $42.0 million (23.5%) from the first half of 2010. Core fee-based revenue (as defined in Table 4 below) was $122.2 million, down $9.2 million from the comparable period last year. Net mortgage banking was a loss of $1.5 million compared to net mortgage banking income of $10.9 million for the first half of 2010. Net losses on investment securities and asset sales combined were $2.3 million, compared to a net gain of $23.3 million for the first half of 2010. All other noninterest income categories combined were $18.5 million, up $5.2 million versus the comparable period last year. For the remainder of 2011, the Corporation expects continued pressure on core-fee based revenues due to the challenging economic environment, regulatory changes, and changes in checking products and customer behavior.
TABLE 4
Noninterest Income
($ in Thousands)

	2nd Qtr.	2nd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change

Trust service fees	$10,012	$9,517	$495	5.2%	$19,843	$18,873	$970	5.1%
Service charges on deposit accounts	19,112	26,446	(7,334)	(27.7)	38,176	52,505	(14,329)	(27.3)
Card-based and other nondeposit fees	15,747	14,739	1,008	6.8	31,345	28,551	2,794	9.8
Retail commission income	16,475	15,722	753	4.8	32,856	31,539	1,317	4.2

Core fee-based revenue	61,346	66,424	(5,078)	(7.6)	122,220	131,468	(9,248)	(7.0)
Mortgage banking income	8,031	9,279	(1,248)	(13.4)	15,925	19,307	(3,382)	(17.5)
Mortgage servicing rights expense	11,351	3,786	7,565	199.8	17,400	8,407	8,993	107.0

Mortgage banking, net	(3,320)	5,493	(8,813)	(160.4)	(1,475)	10,900	(12,375)	(113.5)
Capital market fees, net	(890)	(136)	(754)	N/M	1,488	(6)	1,494	N/M
Bank owned life insurance (“BOLI”) income	3,500	4,240	(740)	(17.5)	7,086	7,496	(410)	(5.5)
Other	4,364	3,539	825	23.3	9,871	5,800	4,071	70.2

Subtotal (“fee income”)	65,000	79,560	(14,560)	(18.3)	139,190	155,658	(16,468)	(10.6)
Asset sale gains (losses), net	(209)	1,477	(1,686)	(114.2)	(2,195)	(164)	(2,031)	N/M
Investment securities gains (losses), net	(36)	(146)	110	(75.3)	(58)	23,435	(23,493)	(100.2)

Total noninterest income	$64,755	$80,891	$(16,136)	(19.9)%	$136,937	$178,929	$(41,992)	(23.5)%

N/M — Not meaningful.
Trust service fees were $19.8 million, up $1.0 million (5.1%) between the comparable six month periods, primarily due to asset management fees on higher account balances as stock market performance improved. The market value of assets under management was $5.7 billion and $5.1 billion at June 30, 2011 and 2010, respectively.
Service charges on deposit accounts were $38.2 million, down $14.3 million (27.3%) from the comparable period last year. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $14.7 million to $18.9 million) due to changes in customer behavior, recent regulatory changes, and changes in deposit account products.
Card-based and other nondeposit fees were $31.3 million, up $2.8 million (9.8%) from the first six months of 2010, primarily due to higher interchange, letter of credit and other commercial loan servicing fees. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 included a provision, the “Durbin Amendment,” which governs the amount banks can charge as interchange fees. The Corporation expects the Durbin Amendment will negatively impact card-based fees by approximately $4 million for the fourth quarter of 2011 and the annualized impact going forward will be approximately $17 million to $19 million. Retail commissions (which include commissions from insurance and brokerage product sales) were $32.9 million for the first half of 2011, up $1.3 million (4.2%) compared to the first half of 2010, primarily attributable to higher insurance fees (up $1.0 million to $23.3 million).
Net mortgage banking was a loss of $1.5 million for the first half of 2011, compared to net mortgage banking income of $10.9 million for the comparable period last year. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $15.9 million for the first half of

2011, a decrease of $3.4 million compared to the first half of 2010. This $3.4 million decrease was primarily attributable to a lower volume of loans sold to the secondary market, resulting in lower gains on sales and related income (down $2.5 million). Secondary mortgage production was $541 million for the first half of 2011, compared to $957 million for the first six months of 2010.
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $9.0 million higher than the first half of 2010, with an $8.5 million increase to the valuation reserve (comprised of a $5.8 million addition to the valuation reserve for the first half of 2011 compared to a $2.7 million recovery of the valuation reserve for the first half of 2010) and $0.5 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At June 30, 2011, the mortgage servicing rights asset, net of its valuation allowance, was $53.1 million, representing 72 bp of the $7.4 billion servicing portfolio, compared to a net mortgage servicing rights asset of $65.6 million, representing 84 bp of the $7.8 billion servicing portfolio at June 30, 2010. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves an internal discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.
Capital market fees, net (which include fee income from foreign currency and interest rate risk management related products and services provided to our customers) were $1.5 million for the first half of 2011, compared to a loss of less than $0.1 million for the comparable period in 2010. The increase in capital market fees, net was due to an increase in foreign currency related fees of $0.7 million and an increase of $1.9 million in interest rate risk related fees, partially offset by a $1.1 million higher (unfavorable) credit valuation adjustment on interest rate risk related services.
Other income of $9.9 million was $4.1 million higher than the first half of 2010, primarily due to an increase in limited partnership income.
Net asset sale losses were $2.2 million for the first half of 2011, compared to net asset sale losses of $0.2 million for the comparable period last year, with the unfavorable change primarily due to higher losses on sales of other real estate owned. Net investment securities losses for the first half of 2011 were primarily attributable to other-than-temporary write-downs on various equity securities, while net investment securities gains of $23.4 million for the first half of 2010 were attributable to gains of $23.6 million on the sale of mortgage-related securities, partially offset by $0.2 million of credit-related other-than-temporary write-downs on a non-agency mortgage-related security and an equity security. See Note 5, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense
Noninterest expense was $323.1 million for the first half of 2011, up $16.2 million (5.3%) over the comparable period last year. Personnel expense was up $19.4 million (12.2%) between the comparable six month periods, while all remaining expense categories on a combined basis were down $3.2 million (2.2%). For the remainder of 2011, the Corporation expects a moderate increase in noninterest expenses as it continues to execute on its strategic priorities, including investments in our personnel, information systems, and branch network.
TABLE 5
Noninterest Expense
($ in Thousands)

	2nd Qtr.	2nd Qtr.			YTD	YTD		Percent
	2011	2010	Dollar Change	Percent Change	2011	2010	Dollar Change	Change

Personnel expense	$89,203	$79,342	$9,861	12.4%	$178,133	$158,697	$19,436	12.2%
Occupancy	12,663	11,706	957	8.2	27,938	24,881	3,057	12.3
Equipment	4,969	4,450	519	11.7	9,736	8,835	901	10.2
Data processing	7,974	7,866	108	1.4	15,508	15,165	343	2.3
Business development and advertising	5,652	4,773	879	18.4	10,595	9,218	1,377	14.9
Other intangible asset amortization	1,178	1,254	(76)	(6.1)	2,356	2,507	(151)	(6.0)
Legal and professional fees	4,783	5,517	(734)	(13.3)	9,265	8,312	953	11.5
Losses other than loans	(1,925)	2,840	(4,765)	(167.8)	4,372	4,819	(447)	(9.3)
Foreclosure / OREO expense	9,527	8,906	621	7.0	15,588	16,635	(1,047)	(6.3)
FDIC expense	7,198	12,027	(4,829)	(40.2)	15,442	23,856	(8,414)	(35.3)
Stationery and supplies	1,587	1,448	139	9.6	3,074	2,795	279	10.0
Courier	1,213	1,067	146	13.7	2,293	2,142	151	7.0
Postage	1,213	1,564	(351)	(22.4)	2,893	3,302	(409)	(12.4)
Other	13,651	12,278	1,373	11.2	25,869	25,733	136	0.5

Total noninterest expense	$158,886	$155,038	$3,848	2.5%	$323,062	$306,897	$16,165	5.3%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $178.1 million for the first half of 2011, up $19.4 million (12.2%) versus the first half of 2010. Average full-time equivalent employees were 4,954 for the first six months of 2011, up 3.8% from 4,772 for the first half of 2010. Salary-related expenses increased $15.5 million (12.3%). This increase was primarily the result of higher compensation and commissions (up $11.7 million or 9.9%, including merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants), combined with higher performance based incentives (up $2.5 million or 38.7%). Fringe benefit expenses were up $3.9 million (12.2%) versus the first half of 2010, including higher benefit plan and other fringe benefit expenses (up $2.2 million or 11.1%) and higher costs of premium-based benefits (up $1.7 million or 14.1%).
Nonpersonnel noninterest expenses on a combined basis were $144.9 million, down $3.2 million (2.2%) compared to the comparable period in 2010. FDIC expense decreased $8.4 million due to the decline in the assessable deposit base as well as a change in the FDIC expense calculation (from a deposit based calculation to a net asset/risk-based assessment effective April 1, 2011). Foreclosure / OREO expenses of $15.6 million decreased $1.0 million, primarily attributable to a decline in OREO write-downs and collection expenses. Occupancy expense increased $3.1 million (12.3%) and equipment expense increased $0.9 million (10.2%), primarily attributable to strategic investments in our systems and infrastructure. Business development and advertising was up $1.4 million (14.9%) due to targeted marketing campaigns. Legal and professional fees increased $1.0 million primarily due to higher legal and other professional consultant costs related to corporate projects.

Income Taxes
For the first half of 2011, the Corporation recognized income tax expense of $17.5 million, compared to income tax benefit of $32.8 million for the first half of 2010. The change in income tax was primarily due to the level of pretax income (loss) between the comparable six-month periods. The effective tax rate was 23.40% for the first half of 2011, compared to an effective tax benefit of (52.93%) for the first half at 2010. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.
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
Balance Sheet
At June 30, 2011, total assets were $22.0 billion, an increase of $263 million since December 31, 2010. The increase in assets was primarily due to a $473 million increase in loans and a $227 million increase in cash and cash equivalents, partially offset by a $359 million decrease in investment securities available for sale. The change in assets was primarily funded by short and long-term funding, as deposits declined since year end 2010.
Loans of $13.1 billion at June 30, 2011, were up $473 million from December 31, 2010, with increases in residential mortgage loans (up $346 million) and commercial and industrial loans (up $153 million), partially offset by a $106 million decrease in installment loans. The Corporation expects a slightly slower pace of loan growth, in the range of 2-3%, for each of the remaining quarters of 2011. Investment securities available for sale were $5.7 billion, down $359 million from year end 2010 (primarily due to paydowns and sales of mortgage-related and municipal securities during the first half of 2011).
At June 30, 2011, total deposits of $14.1 billion were down $1.2 billion from December 31, 2010. Since year end 2010, money market deposits decreased $452 million, brokered CDs fell $126 million and other time declined $296 million, while all other interest-bearing transaction deposits increased $181 million, reflecting the Corporation’s continued strategy for reducing its utilization of network transaction deposits and brokered deposits. Noninterest-bearing demand deposits decreased to $3.2 billion and represented 23% of total deposits, compared to 24% of total deposits at December 31, 2010, reflecting the usual seasonal decline. Short and long-term funding of $4.7 billion was up $1.6 billion since year-end 2010, with customer funding up $1.5 billion and long-term funding increasing $71 million (reflecting the issuance of $300 million of senior notes, net of the repayment of $200 million of long-term FHLB advances). The change in mix within deposits and short and long-term funding represents the Corporation’s strategy to optimize its funding base.
Since June 30, 2010, loans increased $488 million, with commercial loans down $340 million and consumer-related loan balances up $828 million, due to the 2010 loan sales and discounted payoffs to improve credit metrics, as well as the Corporation’s comprehensive risk appetite and loan portfolio shaping analysis performed during 2010. Since June 30, 2010, deposits declined $2.9 billion, primarily attributable to a $1.6 billion decrease in money market deposits (which includes a $1.9 billion decrease in network transaction deposits), a $0.8 billion decrease in interest-bearing demand deposits, and a $0.6 billion decrease in other time deposits. Given the decrease in deposit balances, short and long-term funding was increased by $2.4 billion since June 30, 2010, including a $1.9 billion increase in customer funding, a $0.9 billion increase in short-term funding, and a $0.4 billion decrease in long-term funding.

TABLE 6
Period End Loan Composition
($ in Thousands)

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial and industrial	$3,202,301	24%	$2,972,651	24%	$3,049,752	24%	$2,989,238	24%	$2,969,662	24%
Commercial real estate	3,423,686	26	3,382,481	27	3,389,213	27	3,494,342	28	3,576,716	28
Real estate construction	533,804	4	525,236	4	553,069	4	736,387	6	925,697	7
Lease financing	54,001	1	56,458	—	60,254	—	74,690	1	82,375	1

Total commercial	7,213,792	55	6,936,826	55	7,052,288	55	7,294,657	59	7,554,450	60
Home equity (1)	2,594,029	20	2,576,736	20	2,523,057	20	2,457,461	20	2,455,181	19
Installment	589,714	4	605,767	5	695,383	6	721,480	6	749,588	6

Total retail	3,183,743	24	3,182,503	25	3,218,440	26	3,178,941	26	3,204,769	25
Residential mortgage	2,692,054	21	2,535,993	20	2,346,007	19	1,898,795	15	1,842,697	15

Total loans	$13,089,589	100%	$12,655,322	100%	$12,616,735	100%	$12,372,393	100%	$12,601,916	100%

Farmland	$30,946	1%	$35,032	1%	$36,741	1%	$39,986	1%	$40,544	1%
Multi-family	566,641	17	538,607	16	485,977	14	528,846	15	518,990	14
Owner occupied	1,030,060	30	1,027,826	30	1,049,798	31	1,086,258	31	1,131,687	32
Non-owner occupied	1,796,039	52	1,781,016	53	1,816,697	54	1,839,252	53	1,885,495	53

Commercial real estate	$3,423,686	100%	$3,382,481	100%	$3,389,213	100%	$3,494,342	100%	$3,576,716	100%

1-4 family construction	$92,000	17%	$91,349	17%	$96,296	17%	$137,109	19%	$183,953	20%
All other construction	441,804	83	433,887	83	456,773	83	599,278	81	741,744	80

Real estate construction	$533,804	100%	$525,236	100%	$553,069	100%	$736,387	100%	$925,697	100%

(1)	Home equity includes home equity lines and residential mortgage junior liens.
TABLE 7
Period End Deposit and Customer Funding Composition
($ in Thousands)

	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Noninterest-bearing demand	$3,218,722	23%	$3,285,604	23%	$3,684,965	24%	$3,054,121	18%	$2,932,599	17%
Savings	1,007,337	7	973,122	7	887,236	6	902,077	5	913,146	5
Interest-bearing demand	1,931,519	14	1,755,367	13	1,870,664	12	2,921,700	17	2,745,541	16
Money market	4,982,492	35	4,968,510	35	5,434,867	36	6,312,912	38	6,554,559	39
Brokered CDs	316,670	2	324,045	2	442,640	3	442,209	3	571,626	3
Other time	2,609,310	19	2,716,995	20	2,905,021	19	3,171,841	19	3,252,728	20

Total deposits	14,066,050	100%	14,023,643	100%	15,225,393	100%	16,804,860	100%	16,970,199	100%
Customer repo sweeps	930,101		1,048,516		563,884		209,866		184,043
Customer repo term	1,147,938		887,434		—		—		—

Total customer funding	2,078,039		1,935,950		563,884		209,866		184,043

Total deposits and customer funding	$16,144,089		$15,959,593		$15,789,277		$17,014,726		$17,154,242

Total deposits, excluding Brokered CDs	$13,749,380	98%	$13,699,598	98%	$14,782,753	97%	$16,362,651	97%	$16,398,573	97%
Network transaction deposits included above in interest-bearing demand and money market	$824,003	6%	$936,688	7%	$1,144,134	8%	$1,970,050	12%	$2,698,204	16%
Total deposits, excluding Brokered CDs and network transaction deposits	$12,925,377	92%	$12,762,910	91%	$13,638,619	90%	$14,392,601	86%	$13,700,369	81%
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
The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. While the methodology used at June 30, 2011 and December 31, 2010, was generally comparable, several refinements (described below) were incorporated into the historical loss factor allocation process during the first quarter of 2011. The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan losses.
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
At June 30, 2011, the allowance for loan losses was $426 million compared to $568 million at June 30, 2010, and $477 million at December 31, 2010. At June 30, 2011, the allowance for loan losses to total loans was 3.25% and covered 91% of nonaccrual loans, compared to 4.51% and 58%, respectively, at June 30, 2010, and 3.78% and 83%, respectively, at December 31, 2010. The provision for loan losses for the first half of 2011 was $47 million, compared to $263 million for the first half of 2010, and $390 million for the full year 2010. Net charge offs were $98 million for the six months ended June 30, 2011, $269 million for the comparable period ended June 30, 2010, and $487 million for full year 2010. The ratio of net charge offs to average loans on an annualized basis was 1.54%, 3.97%, and 3.69% for the six months ended June 30, 2011, and 2010, and the full year 2010, respectively. Net charge offs for the first half of 2011 include $10 million of write-downs related to installment loans transferred to held for sale in the first quarter of 2011. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.
During 2010, the Corporation took action to significantly improve its credit metrics; in addition, the economy began to stabilize later in the year. Through a combination of loan sales and discounted payoffs (resolutions), the Corporation reduced nonaccrual loans with a net book value of $597 million during 2010. Nonaccrual loans were $976 million (representing 7.74% of total loans) at June 30, 2010, and declined to $574 million (representing 4.55% of total loans) at December 31, 2010. Sales of nonaccrual loans and discounted payoffs resulted in the elevated levels of net charge offs and provision for loan losses during 2010 (as noted above). Loans past due 30-89 days were $149 million at June 30, 2010, declining to $120 million at December 31, 2010. Potential problem loans totaled $1.3 billion at June 30, 2010, compared to $964 million at December 31, 2010.
Credit quality continued to improve during the first half of 2011. Nonaccrual loans declined to $468 million (representing 3.57% of total loans), down 19% from December 31, 2010, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $113 million at June 30, 2011, a decrease of 5% from December 31, 2010, while potential problem loans declined to $699 million, a reduction of 27% from year-end 2010. As a result of the actions taken during the past several quarters and an outlook for the economy to remain stable in the markets we serve, the Corporation expects the provision for loan losses will continue to decline during each of the next two quarters in 2011 and net charge offs will remain elevated.
Management believes the level of allowance for loan losses to be appropriate at June 30, 2011 and December 31, 2010.
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

TABLE 8
Allowance for Loan Losses
($ in Thousands)

	At and for the six months				At and for the year
	ended June 30,				ended December 31,
	2011		2010		2010
Allowance for Loan Losses:
Balance at beginning of period		$476,813		$573,533		$573,533
Provision for loan losses		47,000		263,010		390,010
Charge offs(1)(2)(3)		(117,521)		(287,797)		(528,492)
Recoveries		19,669		19,166		41,762

Net charge offs(1)(2)(3)		(97,852)		(268,631)		(486,730)

Balance at end of period		$425,961		$567,912		$476,813

Net loan charge offs(1)(2)(3):		(A )		(A )		(A )
Commercial and industrial	$18,340	122	$69,256	443	$100,570	330
Commercial real estate (CRE)	17,250	103	58,332	314	106,952	295
Real estate construction	17,967	672	106,321	N/M	198,688	N/M
Lease financing	88	32	1,071	245	11,056	N/M

Total commercial	53,645	154	234,980	574	417,266	536
Home equity	22,573	176	22,982	187	48,399	195
Installment	13,334	410	4,109	91	8,118	95

Total retail	35,907	224	27,091	161	56,517	169
Residential mortgage	8,300	65	6,560	66	12,947	63

Total net charge offs	$97,852	154	$268,631	397	$486,730	369

CRE & Construction Net Charge Off Detail:		(A )		(A )		(A )
Farmland	$(44)	(26)	$287	126	$377	89
Multi-family	2,476	94	8,396	313	13,516	256
Owner occupied	6,303	123	5,405	94	20,563	183
Non-owner occupied	8,515	96	44,244	447	72,496	377

Commercial real estate	$17,250	103	$58,332	314	$106,952	295

1-4 family construction	$6,593	N/M	$13,081	N/M	$41,748	N/M
All other construction	11,374	516	93,240	N/M	156,940	N/M

Real estate construction	$17,967	672	$106,321	N/M	$198,688	N/M

(A) — Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M — Not meaningful.
Ratios:
Allowance for loan losses to total loans		3.25%		4.51%		3.78%
Allowance for loan losses to net charge offs (annualized)		2.2x		1.0x		1.0x

(1)	Charge offs for the three months ended March 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

(2)	Charge offs for the year ended December 31, 2010, include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.

(3)	Charge offs for the three months ended June 30, 2010 include $66 million of write-downs related to commercial loans sold or transferred to held for sale, comprised of write-downs of $5 million on 1-4 family construction, $31 million on all other construction, $7 million on multi-family commercial real estate, and $23 million on non-owner occupied commercial real estate.

TABLE 8 (continued)
Allowance for Loan Losses
($ in Thousands)

	June 30,		March 31,			December 31,			September 30,			June 30,
Quarterly Trends:	2011		2011			2010			2010			2010
Allowance for Loan Losses:
Balance at beginning of period		$454,461		$476,813			$522,018			$567,912			$575,573
Provision for loan losses		16,000		31,000			63,000			64,000			97,665
Charge offs		(52,365)		(65,156)			(118,368)			(122,327)			(113,170)
Recoveries		7,865		11,804			10,163			12,433			7,844

Net charge offs		(44,500)		(53,352)			(108,205)			(109,894)			(105,326)

Balance at end of period		$425,961		$454,461			$476,813			$522,018			$567,912

Net loan charge offs:		(A )		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$14,026	180	$4,314	60		$27,041	364		$4,274	57		$5,557	73
Commercial real estate (CRE)	9,377	111	7,873	94		20,103	231		28,517	319		37,004	398
Real estate construction	6,031	454	11,936	N/M		31,879	N/M		60,488	N/M		46,135	N/M
Lease financing	60	44	28	20		9,159	N/M		826	416		297	141

Total commercial	29,494	166	24,151	142		88,182	488		94,105	498		88,993	444
Home equity	8,251	127	14,322	227		14,541	231		10,875	175		11,213	183
Installment	664	42	12,670	759		2,369	131		1,640	74		1,887	83

Total retail	8,915	111	26,992	338		16,910	209		12,515	148		13,100	156
Residential mortgage	6,091	92	2,209	35		3,113	56		3,274	65		3,233	65

Total net charge offs	$44,500	137	$53,352	171		$108,205	341		$109,894	339		$105,326	315

CRE & Construction Net Charge Off Detail:		(A )		(A	)		(A	)		(A	)		(A	)
Farmland	$(56)	(67)	$12	14		$88	91		$2	2		$98	88
Multi-family	1,359	98	1,117	90		1,001	77		4,119	320		7,279	543
Owner occupied	4,436	174	1,867	72		11,777	438		3,381	121		1,408	49
Non-owner occupied	3,638	82	4,877	110		7,237	157		21,015	443		28,219	567

Commercial real estate	$9,377	111	$7,873	94		$20,103	231		$28,517	319		$37,004	398

1-4 family construction	$2,110	919	$4,483	N/M		$12,258	N/M		$16,409	N/M		$5,380	N/M
All other construction	3,921	357	7,453	N/M		19,621	N/M		44,079	N/M		40,755	N/M

Real estate construction	$6,031	454	$11,936	N/M		$31,879	N/M		$60,488	N/M		$46,135	N/M

(A) — Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M — Not meaningful.

TABLE 9
Nonperforming Assets
($ in Thousands)

		June 30,	March 31,				September 30,			June 30,
		2011	2011		December 31, 2010		2010			2010
Nonperforming assets:
Nonaccrual loans:
Commercial		$350,358		$363,500		$435,781			$591,630			$843,719
Residential mortgage		66,752		70,254		76,319			76,589			84,141
Retail		50,501		54,567		62,256			59,658			47,781

Total nonaccrual loans (NALs)		467,611		488,321		574,356			727,877			975,641
Other real estate owned (OREO)		45,712		49,019		44,330			53,101			51,223

Total nonperforming assets (NPAs)		$513,323		$537,340		$618,686			$780,978			$1,026,864

Accruing loans past due 90 days or more:
Commercial		11,513		8,774		2,096			25,396			1,372
Retail		610		606		1,322			1,197			1,835

Total accruing loans past due 90 days or more		12,123		9,380		3,418			26,593			3,207

Restructured loans (accruing):
Commercial		69,657		58,072		48,124			31,083			13,290
Residential mortgage		18,216		17,342		19,378			20,633			23,414
Retail		12,470		12,779		12,433			11,062			4,161

Total restructured loans (accruing)		100,343		88,193		79,935			62,778			40,865

Ratios:
Nonaccrual loans to total loans		3.57%		3.86%		4.55%			5.88%			7.74%
NPAs to total loans plus OREO		3.91%		4.23%		4.89%			6.29%			8.12%
NPAs to total assets		2.33%		2.50%		2.84%			3.47%			4.51%
Allowance for loan losses to NALs		91.09%		93.07%		83.02%			71.72%			58.21%
Allowance for loan losses to total loans		3.25%		3.59%		3.78%			4.22%			4.51%

Nonperforming assets by type:		(A )		(A )		(A )			(A )			(A )
Commercial and industrial	$71,183	2%	$76,780	3%	$99,845	3%	$156,697		5%		$184,173	6%
Commercial real estate	193,495	6%	186,547	6%	223,927	7%	275,586		8%		351,883	10%
Real estate construction	72,782	14%	84,903	16%	94,929	17%	132,425		18%		279,710	30%
Lease financing	12,898	24%	15,270	27%	17,080	28%	26,922		36%		27,953	34%

Total commercial	350,358	5%	363,500	5%	435,781	6%	591,630		8%		843,719	11%
Home equity	46,777	2%	49,618	2%	51,712	2%	50,901		2%		41,749	2%
Installment	3,724	1%	4,949	1%	10,544	2%	8,757		1%		6,032	1%

Total retail	50,501	2%	54,567	2%	62,256	2%	59,658		2%		47,781	1%
Residential mortgage	66,752	2%	70,254	3%	76,319	3%	76,589		4%		84,141	5%

Total nonaccrual loans	467,611	4%	488,321	4%	574,356	5%	727,877		6%		975,641	8%
Commercial real estate owned	30,629		31,227		31,830		39,002				35,659
Residential real estate owned	11,531		13,423		9,090		10,783				11,607
Bank properties real estate owned	3,552		4,369		3,410		3,316				3,957

Other real estate owned	45,712		49,019		44,330		53,101				51,223

Total nonperforming assets	$513,323		$537,340		$618,686		$780,978				$1,026,864

Commercial real estate & Real estate construction NALs Detail:
Farmland	$2,870	9%	$4,296	12%	$4,734	13%		$4,024		10%	$3,048	8%
Multi-family	11,092	2%	12,262	2%	23,864	5%		35,696		7%	34,034	7%
Owner occupied	59,725	6%	57,168	6%	59,317	6%		80,883		7%	84,962	8%
Non-owner occupied	119,808	7%	112,821	6%	136,012	7%		154,983		8%	229,839	12%

Commercial real estate	$193,495	6%	$186,547	6%	$223,927	7%		$275,586		8%	$351,883	10%

1-4 family construction	$24,287	26%	$29,878	33%	$23,963	25%		$28,924		21%	$64,533	35%
All other construction	48,495	11%	55,025	13%	70,966	16%		103,501		17%	215,177	29%

Real estate construction	$72,782	14%	$84,903	16%	$94,929	17%		$132,425		18%	$279,710	30%

(A) Ratio of nonaccrual loans by type to total loans by type.

TABLE 9 (continued)
Nonperforming Assets
($ in Thousands)

	June 30,	March 31,		September 30,
	2011	2011	December 31, 2010	2010	June 30, 2010
Loans 30-89 days past due by type:
Commercial and industrial	$7,581	$36,205	$33,013	$14,505	$40,415
Commercial real estate	61,240	40,537	46,486	56,710	50,721
Real estate construction	13,217	3,410	8,016	12,225	23,368
Lease financing	79	135	132	168	628

Total commercial	82,117	80,287	87,647	83,608	115,132
Home equity	14,818	14,808	13,886	20,044	15,869
Installment	3,851	2,714	9,624	10,536	6,567

Total retail	18,669	17,522	23,510	30,580	22,436
Residential mortgage	12,573	7,940	8,722	10,065	11,110

Total loans past due 30-89 days	$113,359	$105,749	$119,879	$124,253	$148,678

Commercial real estate & Real estate construction loans 30-89 days past due Detail:
Farmland	$55	$96	$47	$237	$1,686
Multi-family	3,932	3,377	2,758	20,240	16,552
Owner occupied	33,753	21,820	9,295	4,887	7,348
Non-owner occupied	23,500	15,244	34,386	31,346	25,135

Commercial real estate	$61,240	$40,537	$46,486	$56,710	$50,721

1-4 family construction	$4,839	$681	$930	$10,412	$974
All other construction	8,378	2,729	7,086	1,813	22,394

Real estate construction	$13,217	$3,410	$8,016	$12,225	$23,368

Potential problem loans by type:
Commercial and industrial	$229,407	$348,949	$354,284	$373,955	$482,686
Commercial real estate	382,056	465,376	492,778	553,126	553,316
Real estate construction	63,186	70,824	91,618	175,817	203,560
Lease financing	1,399	1,705	2,617	2,302	6,784

Total commercial	676,048	886,854	941,297	1,105,200	1,246,346
Home equity	4,515	4,737	3,057	6,495	7,778
Installment	216	230	703	692	725

Total retail	4,731	4,967	3,760	7,187	8,503
Residential mortgage	18,575	19,710	18,672	19,416	17,304

Total potential problem loans	$699,354	$911,531	$963,729	$1,131,803	$1,272,153

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
Nonaccrual loans were $468 million at June 30, 2011, compared to $976 million at June 30, 2010 and $574 million at year-end 2010. As shown in Table 9, total nonaccrual loans were down $106 million since year-end 2010, with commercial nonaccrual loans down $85 million while consumer-related nonaccrual loans were down $21 million. Since June 30, 2010, total nonaccrual loans decreased $508 million, with commercial nonaccrual loans down $493 million, while consumer-related nonaccrual loans decreased $15 million. The ratio of nonaccrual loans to total loans was 3.57% at June 30, 2011, compared to 7.74% at June 30, 2010 and 4.55% at year-end 2010. The Corporation’s allowance for loan losses to nonaccrual loans was 91% at June 30, 2011, up from 58% at June 30, 2010 and 83% at year-end 2010.
Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2011 accruing loans 90 days or more past due totaled $12 million compared to $3 million at June 30, 2010 and $3 million at December 31, 2010.
Restructured Loans: Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Beginning in 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets it serves, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with its mortgage customers to provide them with an affordable monthly payment through extension of the maturity date, reduction in interest rate, and / or partial principal forbearance. Beginning in 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans. The multiple note structure restructures a troubled loan into two notes, where the first note is reasonably assured of repayment and performance according to the prudently modified terms and the portion of the troubled loan that is not reasonably assured of repayment is charged off. To date, the Corporation’s use of the multiple note structure has not been significant, but use of this structure could increase in future periods. At June 30, 2011, the Corporation had total restructured loans of $171 million (including $71 million classified as nonaccrual and $100 million performing in accordance with the modified terms), compared to $116 million at December 31, 2010 (including $36 million classified as nonaccrual and $80 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2011, potential problem loans totaled $699 million, compared to $1.3 billion at June 30, 2010 and $964 million at December 31, 2010. The $264 million decrease in potential problem loans since December 31, 2010, was primarily due to a $125 million decrease in commercial and industrial, a $111 million decrease in commercial real estate and a $28 million decrease in real estate construction.
Other Real Estate Owned: Other real estate owned decreased to $45.7 million at June 30, 2011, compared to $51.2 million at June 30, 2010 and $44.3 million at December 31, 2010. The $5.5 million decrease in other real estate owned between the June periods was primarily attributable to a $5.0 million decrease in commercial real estate owned, a $0.1 million decrease in residential real estate owned and a $0.4 million decrease to bank premises no longer used for banking and reclassified into other real estate owned. Since year-end 2010, other real estate owned increased $1.4 million, including a $2.4 million increase in residential real estate owned and a $0.2 million increase to bank premises no longer used for banking and reclassified into other real estate owned, partially offset by a $1.2 million decrease in commercial real estate owned. Net losses on sales of other real estate owned were $2.0 million for the six months ended June 30, 2011 and $0.3 million for the comparable period ended June 30, 2010. For the year-ended December 31, 2010 net losses were $4.1 million. Write-downs on other real estate owned were $4.3 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively. For the year-ended December 31, 2010 write-downs were $10.1 million. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. At June 30, 2011, the Corporation was in compliance with its internal liquidity objectives.
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

	June 30, 2011			December 31, 2010
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Bank short-term	P2	—	F2	P2	—	F2
Bank long-term	A3	BBB	BBB-	A3	BB+	BBB-
Corporation short-term	P2	—	F3	P2	—	F3
Corporation long-term	Baa1	BBB-	BBB-	Baa1	BB-	BBB-
Subordinated debt long-term	Baa2	BB+	BB+	Baa2	B	BB+
Outlook	Stable	Stable	Stable	Stable	Positive	Stable
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at June 30, 2011. In March 2011, the Corporation issued $300 million of senior notes due in 2016, bearing a 5.125% fixed coupon.
In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). While any Senior Preferred Stock is outstanding, the Corporation may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. On April 6, 2011, the Corporation repurchased half (262,500 shares) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $262.5 million.
At June 30, 2011, the Parent Company had $387 million of cash and cash equivalents and liquid investment securities. From these amounts, the Corporation expects to fund the remaining $142 million of its subordinated note offering due on August 15, 2011. The Corporation continues to explore opportunities to utilize its existing cash position as well as other funding sources to fund the future redemption of the remaining $262.5 million of Senior Preferred Stock. The Corporation expects to repurchase the remaining CPP shares during the third or fourth quarter of 2011.
While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The subsidiary bank is subject to regulation and may be limited in its ability to pay dividends or transfer funds to the Parent Company. On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has appropriately addressed all of the conditions of the MOU. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum requires the Corporation to obtain approval prior to the payment of dividends and interest or principal payments on subordinated debt, increases in funding or guarantees of debt, or the repurchase of common stock. See section “Capital” for additional discussion.
A bank note program associated with the Bank was established during 2000. Under this program, short-term and long-term funding may be issued. As of June 30, 2011, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at June 30, 2011. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.9 billion was outstanding at June 30, 2011). Associated Bank also issues institutional certificates of deposit, network transaction deposits, brokered certificates of deposit, and accepts Eurodollar deposits.
Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2011, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.7 billion investment securities portfolio at June 30, 2011, a portion of these securities were pledged to secure $1.0 billion of collateralized deposits and $2.1 billion of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.
For the six months ended June 30, 2011, net cash provided by operating and financing activities was $273 million and $142 million, respectively, while investing activities used net cash of $188 million, for a net increase in cash and cash equivalents of $227 million since year-end 2010. During the first half of 2011, assets increased $263 million, with loans up $473 million and investment securities down $359 million. On the funding side, deposits decreased $1.2 billion (reflecting the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits), while customer funding and long-term funding increased $1.5 billion and $71 million, respectively.
For the six months ended June 30, 2010, net cash provided by operating and investing activities was $249 million and $1.6 billion, respectively, while net cash used by financing activities was $121 million, for a net increase in cash and cash equivalents of $1.7 billion since year-end 2009. During the first half of 2010, assets decreased $114 million, with loans down $1.5 billion and investment securities declining $513 million, while loans held for sale increased $240 million. On the funding side, deposits increased $242 million while short and long-term funding declined $824 million.

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
The resulting simulations for June 30, 2011, projected that net interest income would increase by approximately 0.7% if rates rose by a 100 bp shock. Accordingly, this suggests the Corporation was in an asset sensitive position at June 30, 2011. (Asset sensitive in this context means projected net interest income is positively impacted by projected rising rates, while liability sensitive would mean projected net interest income would be negatively impacted by projected rising interest rates.) At December 31, 2010, the 100 bp shock up was projected to increase net interest income by approximately 1.7%. As of June 30, 2011, the simulation of earnings results were within the Corporation’s interest rate risk policy.
Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.
These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of June 30, 2011, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.
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
The following table represents the Corporation’s consolidated static gap position as of June 30, 2011.

	Table 10: Interest Rate Sensitivity Analysis
	Interest Sensitivity Period
				Total Within
	0-90 Days	91-180 Days	181-365 Days	1 Year	Over 1 Year	Total
				($ in Thousands)
Earning assets:
Loans held for sale	$84,323	$—	$—	$84,323	$—	$84,323
Investment securities, at fair value	1,055,577	301,736	451,880	1,809,193	4,123,916	5,933,109
Loans	6,591,992	581,775	1,080,735	8,254,502	4,835,087	13,089,589
Other earning assets	780,075	—	—	780,075	—	780,075

Total earning assets	$8,511,967	$883,511	$1,532,615	$10,928,093	$8,959,003	$19,887,096

Interest-bearing liabilities:
Deposits (1) (2)	$2,604,855	$1,534,899	$3,162,634	$7,302,388	$6,446,992	$13,749,380
Other interest-bearing liabilities (2)	2,764,802	819,085	466,642	4,050,529	1,005,985	5,056,514
Interest rate swap	(100,000)	—	—	(100,000)	100,000	—

Total interest-bearing liabilities	$5,269,657	$2,353,984	$3,629,276	$11,252,917	$7,552,977	$18,805,894

Interest sensitivity gap	$3,242,310	$(1,470,473)	$(2,096,661)	$(324,824)	$1,406,026	$1,081,202
Cumulative interest sensitivity gap	$3,242,310	$1,771,837	$(324,824)

Cumulative gap as a percentage of earning assets at June 30, 2011	16.3%	8.9	(1.6)%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $317 million have been included with other interest-bearing liabilities and excluded from deposits.
The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of June 30, 2011, the 12-month cumulative gap results were within the limits under the Corporation’s interest rate risk policy.
At June 30, 2011, the Corporation’s 12-month static gap analysis was slightly negative due to the redeployment of excess liquidity into mortgage-related earning assets and the reduction of higher cost liabilities. For the remainder of 2011, the Corporation’s objective is to remain relatively neutral. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2011, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in

Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.
Table 11 summarizes significant contractual obligations and other commitments at June 30, 2011, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
TABLE 11: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$2,278,337	$576,991	$69,588	$1,064	$2,925,980
Short-term funding	3,255,670	—	—	—	3,255,670
Long-term funding	442,049	500,057	300,420	241,648	1,484,174
Operating leases	11,775	21,918	15,857	29,313	78,863
Commitments to extend credit	2,941,486	767,690	384,416	77,239	4,170,831

Total	$8,929,317	$1,866,656	$770,281	$349,264	$11,915,518

Capital
Stockholders’ equity at June 30, 2011 was $3.0 billion, down $160 million from December 31, 2010, reflecting a $256 million decrease in preferred equity due to the partial repurchase of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP. At June 30, 2011, stockholders’ equity included $79.3 million of accumulated other comprehensive income compared to $27.6 million of accumulated other comprehensive income at December 31, 2010. The change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $55.6 million at December 31, 2010, to unrealized gains of $105.1 million at June 30, 2011). Cash dividends of $0.02 per share were paid in both the first half of 2011 and the first half of 2010. Stockholders’ equity to assets was 13.60% and 14.50% at June 30, 2011 and December 31, 2010, respectively.
On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels discussed below, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. Management believes that it has appropriately addressed all of the conditions of the MOU. The Bank has also agreed with the OCC that until the MOU is no longer in effect, it will maintain minimum capital ratios at specified levels higher than those otherwise required by applicable regulations as follows: Tier 1 capital to total average assets (leverage ratio) — 8% and total capital to risk-weighted assets — 12%. At June 30, 2011, the Bank’s capital ratios were 10.18% and 17.01%, respectively. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to the payment of dividends and interest or principal payments on subordinated debt, increases in funding or guarantees of debt, or the repurchase of common stock.
On November 21, 2008, the Corporation announced that it sold $525 million of Senior Preferred Stock and related Common Stock Warrants to the UST under the Capital Purchase Program (“CPP”). Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock; (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice; and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP. On April 6, 2011, the Corporation repurchased half (262,500 shares) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $262.5 million.
The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2010 and the first six months of 2011, no shares were repurchased under these authorizations. The Corporation repurchased shares for minimum tax withholding settlements on equity compensation during 2010 and the first six months of 2011. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased for equity compensation for the three months ended June 30, 2011. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the CPP and the Memorandum of Understanding with the Federal Reserve Bank of Chicago.
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
TABLE 12
Capital Ratios
(In Thousands, except per share data)

	At or For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010

Total stockholders’ equity	$2,999,148	$3,194,714	$3,158,791	$3,200,849	$3,186,127
Tier 1 capital	2,168,557	2,395,960	2,376,893	2,367,021	2,358,396
Total capital	2,368,081	2,592,118	2,576,297	2,565,227	2,600,650
Market capitalization	2,409,899	2,573,119	2,622,647	2,282,121	2,120,428

Book value per common share	$15.81	$15.46	$15.28	$15.53	$15.46
Tangible book value per common share	10.33	9.97	9.77	10.02	9.93
Cash dividend per common share	0.01	0.01	0.01	0.01	0.01
Stock price at end of period	13.90	14.85	15.15	13.19	12.26
Low closing price for the period	13.06	13.83	12.57	11.96	12.26
High closing price for the period	15.02	15.36	15.49	13.90	16.10

Total stockholders’ equity / assets	13.60%	14.88%	14.50%	14.21%	14.00%
Tangible common equity / tangible assets (1)	8.49	8.42	8.12	8.03	7.88
Tangible stockholders’ equity / tangible assets (2)	9.71	10.93	10.59	10.41	10.23
Tier 1 common equity / risk-weighted assets (3)	12.61	12.65	12.26	12.31	12.00
Tier 1 leverage ratio	10.46	11.65	11.19	10.78	10.80
Tier 1 risk-based capital ratio	16.03	18.08	17.58	17.68	17.25
Total risk-based capital ratio	17.50	19.56	19.05	19.16	19.02

Shares outstanding (period end)	173,374	173,274	173,112	173,019	172,955
Basic shares outstanding (average)	173,323	173,213	173,068	172,989	172,921
Diluted shares outstanding (average)	173,327	173,217	173,072	172,990	172,921

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

Comparable Second Quarter Results
The Corporation recorded net income of $34.4 million for the three months ended June 30, 2011, compared to a net loss of $2.8 million for the three months ended June 30, 2010. Net income available to common equity was $25.6 million for the three months ended June 30, 2011, or net income of $0.15 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the three months ended June 30, 2010, was $10.2 million, or a net loss of $0.06 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the second quarter of 2011 was $159.5 million, $6.3 million lower than the second quarter of 2010 (see Tables 2 and 3). Changes in balance sheet volume and mix decreased taxable equivalent net interest income by $5.9 million, while changes in the rate environment and product pricing lowered net interest income by $0.4 million. The Federal funds target rate was unchanged for both the second quarter of 2011 and the second quarter of 2010. The net interest margin between the comparable quarters was up 7 bp, to 3.29% in the second quarter of 2011, comprised of a 9 bp higher interest rate spread (to 3.09%, as the yield on earning assets declined 10 bp and the rate on interest-bearing liabilities fell 19 bp) and a 2 bp lower contribution from net free funds (to 0.20%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds). Average earning assets declined $1.2 billion to $19.4 billion in the second quarter of 2011, with average loans down $0.4 billion (predominantly in commercial loans) and investments down $0.8 billion. On the funding side, average interest-bearing deposits were down $3.2 billion, while average demand deposits increased $235 million. On average, short and long-term funding balances were up $2.1 billion, comprised of a $1.4 billion increase in customer funding, a $1.0 billion increase in other short-term funding, and a $0.3 billion decrease in long-term funding.
Credit metrics continued to improve with nonaccrual loans declining to $468 million (3.57% of total loans) at June 30, 2011, compared to $976 million (7.74% of total loans) at June 30, 2010 (see Table 9). Compared to the second quarter of 2010, loans 30-89 days past due were down 24% to $113 million and potential problem loans were down 45% to $699 million. As a result of these improving credit metrics, the provision for loan losses for the second quarter of 2011 declined to $16.0 million (or $28.5 million less than net charge offs), compared to $97.7 million (or $7.7 million less than net charge offs) in the second quarter of 2010 (see Table 8). Annualized net charge offs represented 1.37% of average loans for the second quarter of 2011 compared to 3.15% for the second quarter of 2010. The allowance for loan losses to loans at June 30, 2011 was 3.25%, compared to 4.51% at June 30, 2010. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the second quarter of 2011 decreased $16.1 million (19.9%) to $64.8 million versus the second quarter of 2010. Core fee-based revenues of $61.3 million were down $5.1 million (7.6%) versus the comparable quarter in 2010. Net mortgage banking decreased $8.8 million from the second quarter of 2010, predominantly due to lower gains on sales and related income as mortgage loan production returned to more normal levels (secondary mortgage production was $251 million for the second quarter of 2011 compared to secondary mortgage production of $502 million for the second quarter of 2010). Net asset sale losses were $0.2 million for the second quarter of 2011, compared to net asset sale gains of $1.5 million for the second quarter of 2010, with the $1.7 million unfavorable change primarily due to higher losses on sales of other real estate owned. All remaining noninterest income categories on a combined basis were $0.5 million lower than the second quarter of 2010 (see Table 4).
On a comparable quarter basis, noninterest expense increased $3.8 million (2.5%) to $158.9 million in the second quarter of 2011. Personnel expense increased $9.9 million (12.4%) from the second quarter of 2010, with salary-related expenses up $7.7 million (average full-time equivalent employees increased 4% between the comparable second quarter periods) and fringe benefit expenses up $2.2 million. FDIC expense decreased $4.8 million (40.2%) due to the decline in the assessable deposit base as well as a change in the FDIC expense calculation (from a deposit based calculation to a net asset/risk-based assessment April 1, 2011). Losses other than loans were down $4.8 million due to lower expenses associated with the reserve for losses on unfunded commitments and the litigation reserve. All remaining noninterest expense categories on a combined basis were up $3.5 million (5.9%) compared to the second quarter of 2010 (see Table 5).

For the second quarter of 2011, the Corporation recognized income tax expense of $9.6 million, compared to income tax benefit of $9.2 million for the second quarter of 2010. The change in income tax was primarily due to the level of pretax loss between the comparable quarters.
TABLE 13
Selected Quarterly Information
($ in Thousands)

	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010

Summary of Operations:
Net interest income	$154,123	$153,723	$150,860	$153,904	$159,793
Provision for loan losses	16,000	31,000	63,000	64,000	97,665
Noninterest income
Trust service fees	10,012	9,831	9,518	9,462	9,517
Service charges on deposit accounts	19,112	19,064	20,390	23,845	26,446
Card-based and other nondeposit fees	15,747	15,598	15,842	14,906	14,739
Retail commission income	16,475	16,381	14,441	15,276	15,722

Core fee-based revenue	61,346	60,874	60,191	63,489	66,424
Mortgage banking, net	(3,320)	1,845	13,229	9,007	5,493
Capital market fees, net	(890)	2,378	5,187	891	(136)
BOLI income	3,500	3,586	4,509	3,756	4,240
Asset sale gains (losses), net	(209)	(1,986)	514	(2,354)	1,477
Investment securities gains (losses), net	(36)	(22)	(1,883)	3,365	(146)
Other	4,364	5,507	2,950	3,743	3,539

Total noninterest income	64,755	72,182	84,697	81,897	80,891
Noninterest expense
Personnel expense	89,203	88,930	83,912	80,640	79,342
Occupancy	12,663	15,275	12,899	12,157	11,706
Equipment	4,969	4,767	4,899	4,637	4,450
Data processing	7,974	7,534	7,047	7,502	7,866
Business development and advertising	5,652	4,943	4,870	4,297	4,773
Other intangible asset amortization expense	1,178	1,178	1,206	1,206	1,254
Legal and professional fees	4,783	4,482	5,353	6,774	5,517
Losses other than loans	(1,925)	6,297	7,470	2,504	2,840
Foreclosure/OREO expense	9,527	6,061	9,860	7,349	8,906
FDIC expense	7,198	8,244	11,095	11,426	12,027
Other	17,664	16,465	18,232	18,088	16,357

Total noninterest expense	158,886	164,176	166,843	156,580	155,038
Income tax expense (benefit)	9,610	7,876	(8,294)	917	(9,240)

Net income (loss)	34,382	22,853	14,008	14,304	(2,779)
Preferred stock dividends and discount accretion	8,812	7,413	7,400	7,389	7,377

Net income (loss) available to common equity	$25,570	$15,440	$6,608	$6,915	$(10,156)

Taxable equivalent net interest income	$159,455	$159,163	$156,581	$159,818	$165,759
Net interest margin	3.29%	3.32%	3.13%	3.08%	3.22%
Effective tax rate (benefit)	21.84%	25.63%	(145.13%)	6.03%	(76.88%)

Average Balances:
Assets	$21,526,155	$21,336,858	$22,034,041	$22,727,208	$22,598,695
Earning assets	19,431,292	19,297,866	19,950,784	20,660,498	20,598,637
Interest-bearing liabilities	15,261,514	14,907,465	15,476,002	16,376,904	16,408,718
Loans	13,004,904	12,673,844	12,587,702	12,855,791	13,396,710
Deposits	14,052,689	14,245,614	16,452,473	17,138,105	17,056,193
Short and long-term funding	4,434,500	3,883,122	2,311,016	2,326,469	2,343,119
Stockholders’ equity	2,976,840	3,172,636	3,195,657	3,206,742	3,186,295
Sequential Quarter Results
The Corporation recorded net income of $34.4 million for the three months ended June 30, 2011, compared to net income of $22.9 million for the three months ended March 31, 2011. Net income available to common equity was

$25.6 million for the three months ended June 30, 2011, or net income of $0.15 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended March 31, 2011, was $15.4 million, or net income of $0.09 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the second quarter of 2011 was $159.5 million, $0.3 million higher than the first quarter of 2011, as the Corporation grew its loan portfolio while aggressively managing its funding costs by reducing noncustomer network and brokered transaction deposits and emphasizing customer repo funding. Changes in the rate environment and product pricing decreased net interest income by $1.3 million, while changes in balance sheet volume and mix increased taxable equivalent net interest income by $0.9 million and one extra day in the second quarter increased net interest income by $0.7 million. The Federal funds target rate was unchanged for both the second quarter of 2011 and the first quarter of 2011. The net interest margin between the sequential quarters was down 3 bp, to 3.29% in the second quarter of 2011, comprised of a 3 bp lower interest rate spread (to 3.09%, as the yield on earning assets declined 1 bp and the rate on interest-bearing liabilities increased 2 bp) while net free funds remained unchanged at 0.20%. Average earning assets increased $0.1 billion to $19.4 billion in the second quarter of 2011, with average investments and other short-term investments down $0.2 billion, while average loans increased $0.3 billion (predominantly in commercial loans). On the funding side, average interest-bearing deposits were down $0.2 billion, while average demand deposits remained relatively flat. On average, short and long-term funding balances were up $0.6 billion, comprised of a $0.2 billion increase in customer funding, a $0.2 billion increase in other short-term funding and a $0.2 billion increase in long-term funding.
The Corporation reported another quarter of improving credit metrics with nonaccrual loans of $468 million (3.57% of total loans) at June 30, 2011, down from $488 million (3.86% of total loans) at March 31, 2011 (see Table 9). Potential problem loans declined to $699 million, down $213 million (23%) from $912 million for the first quarter of 2011. As a result of these improving credit metrics, the provision for loan losses for the second quarter of 2011 decreased to $16 million, compared to $31 million in the first quarter of 2011, with second quarter 2011 provision less than net charge offs by $29 million and first quarter 2011 provision less than net charge offs by $22 million. Annualized net charge offs represented 1.37% of average loans for the second quarter of 2011 compared to 1.71% for the first quarter of 2011. The allowance for loan losses to loans at June 30, 2011 was 3.25%, compared to 3.59% at March 31, 2011 (see Table 8). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the second quarter of 2011 decreased $7.4 million (10.3%) to $64.8 million versus first quarter 2011. Core fee-based revenues of $61.3 million were up $0.5 million (0.8%) versus first quarter 2011, primarily due to increased trust fees and card-based fees. Net mortgage banking was a loss of $3.3 million, down from net mortgage banking income of $1.8 million in the first quarter 2011, predominantly due to a $5.6 million addition to the valuation reserve. Net capital market fees were a loss of $0.9 million, down from net capital market fees income of $2.4 million in the first quarter 2011 due to a $3.6 million unfavorable credit valuation adjustment. Other income of $4.4 million was $1.1 million lower than first quarter 2011, primarily due to a decline in limited partnership income. Net asset sale losses were $0.2 million, a $1.8 million improvement from first quarter 2011, primarily attributable to a decline in losses on other real estate owned.
On a sequential quarter basis, noninterest expense decreased $5.3 million (3.2%) to $158.9 million in the second quarter of 2011. Losses other than loans decreased $8.2 million from the first quarter of 2011, due to lower expenses associated with the reserve for losses on unfunded commitments and the litigation reserve. Occupancy expense declined $2.6 million, primarily attributable to higher costs in the first quarter as a result of snowplowing expenses. Foreclosure/OREO expense of $9.5 million increased $3.5 million from the first quarter 2011 due to an increase in OREO write-downs and foreclosure costs.
For the second quarter of 2011, the Corporation recognized income tax expense of $9.6 million, compared to income tax expense of $7.9 million for the first quarter of 2011. The change in income tax was primarily due to the level of pretax income between the sequential quarters. The effective tax rate was 21.84% and 25.63% for the second quarter at 2011 and the first quarter at 2011, respectively. Income tax expense was also impacted from ongoing federal and state income tax audits and changes in tax law.

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
In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application. The Corporation will adopt the accounting standard during 2012, as required, with no material impact on its results of operations, financial position, and liquidity.
In May 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments also clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Corporation will adopt the accounting standard during 2012, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In April 2011, the FASB issued clarifying guidance about which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, the guidance maintains a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The accounting standard provides further clarification whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The measurement guidance is effective for interim and annual periods beginning on or after June 15, 2011, while the disclosure guidance is effective for interim and annual periods beginning on or after June 15, 2011 with retrospective application to restructurings occurring on or after the beginning of the fiscal year. The Corporation will adopt the accounting standard during the third quarter of 2011, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity. While the exact impact is difficult to predict, the Corporation anticipates that the adoption of this accounting guidance will likely result in an increase in loans accounted for as troubled debt restructurings.
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
Recent Developments
On July 26, 2011, the Board of Directors declared a $0.01 per common share dividend payable on August 17, 2011, to shareholders of record as of August 8, 2011. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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
As of June 30, 2011, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the second quarter of 2011. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares	Average Price	Part of Publicly	Be Purchased Under
Period	Purchased	Paid per Share	Announced Plans	the Plan

April 1- April 30, 2011	339	14.55	—	—
May 1 - May 31, 2011	289	14.73	—	—
June 1 - June 30, 2011	—	—	—	—

Total	628	14.63	—	—

During the second quarter of 2011, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $9,000 in the second quarter of 2011.
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

Exhibit (101), Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. *

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP (Registrant)

Date: August 8, 2011	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: August 8, 2011	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer