Form 10-Q
period 2011-09-30
ASSOCIATED BANC-CORP
filed 2011-11-04
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2011, was 173,510,408.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
	(In Thousands, except share data)
ASSETS
Cash and due from banks	$410,644	$319,487
Interest-bearing deposits in other financial institutions	250,648	546,125
Federal funds sold and securities purchased under agreements to resell	4,180	2,550
Investment securities available for sale, at fair value	5,453,816	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	191,128	190,968
Loans held for sale	201,142	144,808
Loans	13,503,507	12,616,735
Allowance for loan losses	(399,723)	(476,813)

Loans, net	13,103,784	12,139,922
Premises and equipment, net	208,301	190,533
Goodwill	929,168	929,168
Other intangible assets, net	67,970	88,044
Other assets	1,081,868	1,132,650

Total assets	$21,902,649	$21,785,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,711,570	$3,684,965
Interest-bearing deposits, excluding brokered certificates of deposit	10,867,013	11,097,788
Brokered certificates of deposit	203,827	442,640

Total deposits	14,782,410	15,225,393
Short-term funding	2,531,776	1,747,382
Long-term funding	1,477,408	1,413,605
Accrued expenses and other liabilities	260,436	240,425

Total liabilities	19,052,030	18,626,805
Stockholders’ equity
Preferred equity	63,272	514,388
Common stock	1,746	1,739
Surplus	1,585,208	1,573,372
Retained earnings	1,111,080	1,041,666
Accumulated other comprehensive income	89,313	27,626

Total stockholders’ equity	2,850,619	3,158,791

Total liabilities and stockholders’ equity	$21,902,649	$21,785,596

Preferred shares issued	65,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	174,569,469	173,887,504
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$145,778	$148,937	$432,907	$462,043
Interest and dividends on investment securities
Taxable	30,513	36,151	100,516	122,611
Tax exempt	7,376	8,499	22,593	25,765
Other interest and dividends	1,428	2,629	4,324	6,615

Total interest income	185,095	196,216	560,340	617,034
INTEREST EXPENSE
Interest on deposits	15,644	25,879	50,794	82,984
Interest on short-term funding	3,039	1,849	10,255	5,695
Interest on long-term funding	13,252	14,584	38,285	45,436

Total interest expense	31,935	42,312	99,334	134,115

NET INTEREST INCOME	153,160	153,904	461,006	482,919
Provision for loan losses	4,000	64,000	51,000	327,010

Net interest income after provision for loan losses	149,160	89,904	410,006	155,909
NONINTEREST INCOME
Trust service fees	9,791	9,462	29,634	28,335
Service charges on deposit accounts	19,949	23,845	58,125	76,350
Card-based and other nondeposit fees	15,291	14,906	46,636	43,457
Retail commission income	15,047	15,276	47,903	46,815
Mortgage banking, net	4,521	9,007	3,046	19,907
Capital market fees, net	3,273	891	4,761	885
Bank owned life insurance income	3,990	3,756	11,076	11,252
Asset sale losses, net	(1,179)	(2,354)	(3,374)	(2,518)
Investment securities gains (losses), net:
Realized gains (losses), net	1	5,273	(12)	28,854
Other-than-temporary impairments	(1,611)	(4,029)	(1,656)	(4,175)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	866	2,121	866	2,121

Total investment securities gains (losses), net	(744)	3,365	(802)	26,800
Other	1,737	3,743	11,608	9,543

Total noninterest income	71,676	81,897	208,613	260,826
NONINTEREST EXPENSE
Personnel expense	90,377	80,640	268,510	239,337
Occupancy	14,205	12,157	42,143	37,038
Equipment	4,851	4,637	14,587	13,472
Data processing	7,887	7,502	23,395	22,667
Business development and advertising	5,539	4,297	16,134	13,515
Other intangible asset amortization	1,179	1,206	3,535	3,713
Legal and professional fees	4,289	6,774	13,554	15,086
Losses other than loans	1,659	2,504	6,031	7,323
Foreclosure / OREO expense	7,662	7,349	23,250	23,984
FDIC expense	6,906	11,426	22,348	35,282
Other	17,606	18,088	51,735	52,060

Total noninterest expense	162,160	156,580	485,222	463,477

Income (loss) before income taxes	58,676	15,221	133,397	(46,742)
Income tax expense (benefit)	17,337	917	34,823	(31,878)

Net income (loss)	41,339	14,304	98,574	(14,864)
Preferred stock dividends and discount accretion	7,305	7,389	23,530	22,131

Net income (loss) available to common equity	$34,034	$6,915	$75,044	$(36,995)

Earnings (loss) per common share:
Basic	$0.20	$0.04	$0.43	$(0.22)
Diluted	$0.20	$0.04	$0.43	$(0.22)
Average common shares outstanding:
Basic	173,418	172,989	173,319	170,610
Diluted	173,418	172,990	173,321	170,610

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2009	$511,107	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608
Comprehensive income (loss):
Net loss	—	—	—	(14,864)	—	—	(14,864)
Other comprehensive income	—	—	—	—	15,366	—	15,366

Comprehensive income							502

Common stock issued:
Issuance of common stock	—	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	6	2,942	(2,151)	—	1,519	2,316
Purchase of treasury stock	—	—	—	—	—	(813)	(813)
Cash dividends:
Common stock, $0.03 per share	—	—	—	(5,210)	—	—	(5,210)
Preferred stock	—	—	—	(19,688)	—	—	(19,688)
Accretion of preferred stock discount	2,443	—	—	(2,443)	—	—	—
Stock-based compensation expense, net	—	—	6,769	—	—	—	6,769
Tax benefit of stock options	—	—	7	—	—	—	7

Balance, September 30, 2010	$513,550	$1,738	$1,569,963	$1,036,800	$78,798	$—	$3,200,849

Balance, December 31, 2010	$514,388	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791
Comprehensive income:
Net income	—	—	—	98,574	—	—	98,574
Other comprehensive income	—	—	—	—	61,687	—	61,687

Comprehensive income							160,261

Common stock issued:
Stock-based compensation plans, net	—	7	3,101	(399)	—	640	3,349
Purchase of treasury stock	—	—	—	—	—	(640)	(640)
Cash dividends:
Common stock, $0.03 per share	—	—	—	(5,231)	—	—	(5,231)
Preferred stock	—	—	—	(12,918)	—	—	(12,918)
Issuance of preferred stock	63,272	—	—	—	—	—	63,272
Redemption of preferred stock	(525,000)	—	—	—	—	—	(525,000)
Accretion of preferred stock discount	10,612	—	—	(10,612)	—	—	—
Stock-based compensation expense, net	—	—	8,724	—	—	—	8,724
Tax benefit of stock options	—	—	11	—	—	—	11

Balance, September 30, 2011	$63,272	$1,746	$1,585,208	$1,111,080	$89,313	$—	$2,850,619

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$98,574	$(14,864)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	51,000	327,010
Depreciation and amortization	24,220	22,405
Addition to valuation allowance on mortgage servicing rights, net	8,966	6,052
Amortization of mortgage servicing rights	17,380	16,850
Amortization of other intangible assets	3,535	3,713
Amortization and accretion on earning assets, funding, and other, net	46,186	45,283
Tax benefit from exercise of stock options	11	7
(Gain) loss on sales of investment securities, net and impairment write-downs	802	(26,800)
Loss on sales of assets, net	3,374	2,518
Gain on mortgage banking activities, net	(15,141)	(22,945)
Mortgage loans originated and acquired for sale	(1,011,423)	(1,684,579)
Proceeds from sales of mortgage loans held for sale	960,423	1,642,860
Decrease in interest receivable	2,865	5,372
Decrease in interest payable	(7,191)	(6,422)
Net change in other assets and other liabilities	59,081	36,769

Net cash provided by operating activities	242,662	353,229

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(1,094,612)	901,593
Purchases of:
Investment securities	(533,674)	(1,850,368)
Premises, equipment, and software, net of disposals	(49,312)	(15,657)
Other assets	(2,545)	(2,156)
Proceeds from:
Sales of investment securities	17,916	963,201
Calls and maturities of investment securities	1,216,224	1,431,674
Sales of other assets	38,160	49,179
Sales of loans originated for investment	39,184	286,330

Net cash provided by (used in) investing activities	(368,659)	1,763,796

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(442,983)	76,247
Net increase (decrease) in short-term funding	784,394	(687,590)
Repayment of long-term funding	(370,091)	(640,304)
Proceeds from issuance of long-term funding	432,504	400,000
Proceeds from issuance of common stock	—	478,358
Proceeds from issuance of preferred stock	63,272	—
Redemption of preferred stock	(525,000)	—
Cash dividends on common stock	(5,231)	(5,210)
Cash dividends on preferred stock	(12,918)	(19,688)
Purchase of treasury stock	(640)	(813)

Net cash used in financing activities	(76,693)	(399,000)

Net increase (decrease) in cash and cash equivalents	(202,690)	1,718,025
Cash and cash equivalents at beginning of period	868,162	820,692

Cash and cash equivalents at end of period	$665,472	$2,538,717

Supplemental disclosures of cash flow information:
Cash paid for interest	$106,302	$140,065
Cash (received) paid for income taxes	17,517	(50,351)
Loans and bank premises transferred to other real estate owned	37,168	37,347
Capitalized mortgage servicing rights	9,807	18,632

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

NOTE 2: New Accounting Pronouncements Adopted

In April 2011, the FASB issued clarifying guidance about which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, the guidance maintains a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulties. The accounting standard provides further clarification whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The measurement guidance is effective for interim and annual periods beginning on or after June 15, 2011, while the disclosure guidance is effective for interim and annual periods beginning on or after June 15, 2011 with retrospective application to restructurings occurring on or after the beginning of the fiscal year. The Corporation adopted the accounting standard as of the beginning of the third quarter of 2011, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 6 for additional disclosures required under this accounting standard.

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

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. The Corporation adopted the accounting standard as of December 31, 2010, with no material impact on its results of operations, financial position, and liquidity. See Note 6 for additional disclosures required under this accounting standard.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In Thousands, except per share data)
Net income (loss)	$41,339	$14,304	$98,574	$(14,864)
Preferred stock dividends and discount accretion	(7,305)	(7,389)	(23,530)	(22,131)

Net income (loss) available to common equity	$34,034	$6,915	$75,044	$(36,995)

Common shareholder dividends	(1,734)	(1,730)	(5,200)	(5,188)
Unvested share-based payment awards	(11)	(8)	(31)	(22)

Undistributed earnings	$32,289	$5,177	$69,813	$(42,205)

Basic
Distributed earnings to common shareholders	$1,734	$1,730	$5,200	$5,188
Undistributed earnings to common shareholders	32,087	5,155	69,382	(42,205)

Total common shareholders earnings, basic	$33,821	$6,885	$74,582	$(37,017)

Diluted
Distributed earnings to common shareholders	$1,734	$1,730	$5,200	$5,188
Undistributed earnings to common shareholders	32,087	5,155	69,382	(42,205)

Total common shareholders earnings, diluted	$33,821	$6,885	$74,582	$(37,017)

Weighted average common shares outstanding	173,418	172,989	173,319	170,610
Effect of dilutive common stock awards	—	1	2	—

Diluted weighted average common shares outstanding	173,418	172,990	173,321	170,610

Basic earnings (loss) per common share	$0.20	$0.04	$0.43	$(0.22)

Diluted earnings (loss) per common share	$0.20	$0.04	$0.43	$(0.22)

Options to purchase approximately 7 million and 7 million shares were outstanding for the three and nine months ended September 30, 2011, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 7 million shares were outstanding for the three months ended September 30, 2010, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. As a result of the

Corporation’s reported net loss for the nine months ended September 30, 2010, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2011 and full year 2010.

	2011	2010
Dividend yield	2.00%	3.00%
Risk-free interest rate	2.29%	2.70%
Expected volatility	47.21%	45.38%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$5.58	$4.60

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2010 and for the nine months ended September 30, 2011, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,348,474	13.24
Exercised	(14,868)	12.71
Forfeited or expired	(740,766)	20.95

Outstanding at December 31, 2010	7,301,458	$24.33	5.01	2,460

Options exercisable at December 31, 2010	5,275,738	$27.60	3.63	63

Outstanding at December 31, 2010	7,301,458	$24.33
Granted	1,600,661	14.25
Exercised	(23,437)	12.66
Forfeited or expired	(1,453,209)	24.13

Outstanding at September 30, 2011	7,425,473	$22.23	5.80	—

Options exercisable at September 30, 2011	4,920,342	$26.30	4.24	—

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2010, and for the nine months ended September 30, 2011.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	1,896,992	$3.60
Granted	1,348,474	4.60
Vested	(920,969)	3.93
Forfeited	(298,777)	3.78

Nonvested at December 31, 2010	2,025,720	$4.09

Granted	1,600,661	5.58
Vested	(926,764)	3.76
Forfeited	(194,486)	4.86

Nonvested at September 30, 2011	2,505,131	$5.10

For the nine months ended September 30, 2011 and for the year ended December 31, 2010, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $3.5 million for the first nine months of 2011 and $3.6 million for the year ended December 31, 2010. For the nine months ended September 30, 2011 and 2010, the Corporation recognized compensation expense of $3.9 million and $2.6 million, respectively, for the vesting of stock options. For the full year 2010, the Corporation recognized compensation expense of $3.4 million for the vesting of stock options. At September 30, 2011, the Corporation had $9.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2013.

The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2010, and for the nine months ended September 30, 2011.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	527,131	$19.67
Granted	604,343	12.38
Vested	(205,239)	21.68
Forfeited	(153,973)	17.12

Outstanding at December 31, 2010	772,262	$13.94

Granted	578,620	14.36
Vested	(149,438)	18.24
Forfeited	(109,319)	13.74

Outstanding at September 30, 2011	1,092,125	$13.85

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2011 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period, subject to the full repayment of the funds received under the Capital Purchase Program (“CPP”), and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in 25% increments as the funds received under the CPP are repaid (i.e., 0% vest when less than 25% is repaid, 25% vest when 25-49% is repaid, 50% vest when 50-74% is repaid, 75% vest when 75-99% is repaid, and 100% vest when the full amount is repaid), and the restricted stock award recipients must continue to perform substantial services for the Corporation for at least two years after the date of grant. The Corporation repaid 50% of the funds received under the CPP in April 2011, and the remaining 50% of the CPP funds were repaid in September 2011. Expense for restricted stock awards of approximately $4.8 million and $4.2 million was recognized for the nine months ended September 30, 2011 and 2010, respectively. The Corporation recognized approximately $5.6 million of expense for restricted stock awards for the full year 2010. The Corporation had $8.0 million of unrecognized compensation costs related to restricted stock awards at September 30, 2011, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2013.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. The Corporation recognized compensation expense of $3.1 million on the granting of 234,969 salary shares (or an average cost per share of $12.99) for the nine months ended September 30, 2011, $2.2 million on the granting of 165,048 shares (or an average cost per share of $13.39) for the nine months ended September 30, 2010, and $3.3 million on the granting of 244,062 salary shares (or an average cost per share of $13.43) for the year ended December 31, 2010.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options, vesting of restricted stock awards, and the granting of salary shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to restrictions under the Memorandum of Understanding with the Federal Reserve Bank of Chicago.

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale were as follows.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
September 30, 2011:
U.S. Treasury securities	$1,100	$4	$—	$1,104
Federal agency securities	25,190	24	—	25,214
Obligations of state and political subdivisions (municipal securities)	782,806	44,617	(38)	827,385
Residential mortgage-related securities	4,157,686	139,741	(1,213)	4,296,214
Commercial mortgage-related securities	15,118	1,829	—	16,947
Asset-backed securities(1)	213,955	2	(723)	213,234
Other securities (debt and equity)	72,887	2,062	(1,231)	73,718

Total investment securities available for sale	$5,268,742	$188,279	$(3,205)	$5,453,816

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
December 31, 2010:
U.S. Treasury securities	$1,199	$9	$—	$1,208
Federal agency securities	29,791	1	(25)	29,767
Obligations of state and political subdivisions (municipal securities)	829,058	14,894	(5,350)	838,602
Residential mortgage-related securities	4,831,481	117,530	(38,514)	4,910,497
Commercial mortgage-related securities	7,604	149	—	7,753
Asset-backed securities(1)	299,459	3	(621)	298,841
Other securities (debt and equity)	13,384	2,603	(1,314)	14,673

Total investment securities available for sale	$6,011,976	$135,189	$(45,824)	$6,101,341

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

The amortized cost and fair values of investment securities available for sale at September 30, 2011, by maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$44,954	$45,463
Due after one year through five years	177,106	182,224
Due after five years through ten years	548,648	582,542
Due after ten years	104,152	108,247

Total debt securities	874,860	918,476
Residential mortgage-related securities	4,157,686	4,296,214
Commercial mortgage-related securities	15,118	16,947
Asset-backed securities	213,955	213,234
Equity securities	7,123	8,945

Total investment securities available for sale	$5,268,742	$5,453,816

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011.

	Less than 12 months		12 months or more		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
	($ in Thousands)
September 30, 2011:
Obligations of state and political subdivisions (municipal securities)	$(20)	$761	$(18)	$348	$(38)	$1,109
Residential mortgage-related securities	(795)	111,888	(418)	98,628	(1,213)	210,516
Asset-backed securities	(134)	70,553	(589)	130,449	(723)	201,002
Other securities (debt and equity)	(348)	45,308	(883)	525	(1,231)	45,833

Total	$(1,297)	$228,510	$(1,908)	$229,950	$(3,205)	$458,460

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

Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at September 30, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. At September 30, 2011, the number of investment securities in an unrealized loss position for less than 12 months for municipal, residential mortgage-related, and asset-backed securities was 3, 40 and 14, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal, residential mortgage-related, and asset-backed categories was 1, 10, and 18 respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-

related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At September 30, 2011, the $1.2 million unrealized loss position on other securities was primarily comprised of 3 individual trust preferred debt securities pools and 6 floating rate notes. The Corporation currently does not intend to sell nor does it believe that it is probable it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2010 and the nine months ended September 30, 2011, respectively.

	Non-agency Mortgage-Related Securities	Trust Preferred Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2009	$(17,472)	$(7,027)	$(24,499)
Credit losses on newly identified impairment	(84)	(2,992)	(3,076)

Balance of credit-related other-than-temporary impairment at December 31, 2010	$(17,556)	$(10,019)	$(27,575)
Credit losses on newly identified impairment	(2)	(722)	(724)

Balance of credit-related other-than-temporary impairment at September 30, 2011	$(17,558)	$(10,741)	$(28,299)

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At both September 30, 2011 and December 31, 2010, the Corporation had FHLB stock of $121.1 million. The Corporation had Federal Reserve Bank stock of $70.0 million and $69.9 million at September 30, 2011 and December 31, 2010, respectively. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment in 2011 and 2010, including but not limited to, consideration of operating performance, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2011 or 2010.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition was as follows.

	September 30,	December 31,
	2011	2010
	($ in Thousands)
Commercial and industrial	$3,360,502	$3,049,752
Commercial real estate	3,550,027	3,389,213
Real estate construction	554,024	553,069
Lease financing	54,849	60,254

Total commercial	7,519,402	7,052,288
Home equity	2,571,404	2,523,057
Installment	572,243	695,383

Total retail	3,143,647	3,218,440
Residential mortgage	2,840,458	2,346,007

Total consumer	5,984,105	5,564,447

Total loans	$13,503,507	$12,616,735

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans.

	September 30,	December 31,
	2011	2010
	($ in Thousands)
Nonaccrual loans (includes nonaccrual restructured loans)	$403,392	$574,356
Accruing loans past due 90 days or more	1,220	3,418
Restructured loans (accruing)	113,083	79,935

A summary of the changes in the allowance for loan losses was as follows.

	September 30,	December 31,
	2011	2010
	($ in Thousands)
Balance at beginning of period	$476,813	$573,533
Provision for loan losses	51,000	390,010
Charge offs	(155,676)	(528,492)
Recoveries	27,586	41,762

Net charge offs	(128,090)	(486,730)

Balance at end of period	$399,723	$476,813

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

A summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011, was as follows.

$ in Thousands

	Commercial and industrial	Commercial real estate	Real estate construction	Lease financing	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2010	$137,770	$165,584	$56,772	$7,396	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	11,174	(12,026)	759	(7,015)	49,919	4,146	4,043	51,000
Charge offs	(35,452)	(31,907)	(28,155)	(112)	(33,573)	(15,361)	(11,116)	(155,676)
Recoveries	13,371	4,051	4,542	1,913	2,264	1,263	182	27,586

Balance at Sep 30, 2011	$126,863	$125,702	$33,918	$2,182	$73,700	$7,376	$29,982	$399,723

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$5,729	$13,096	$12,688	$—	$1,284	$—	$669	$33,466

Ending balance impaired loans collectively evaluated for impairment	$8,953	$10,191	$3,165	$25	$28,150	$2,317	$13,450	$66,251

Ending balance all other loans collectively evaluated for impairment	$112,181	$102,415	$18,065	$2,157	$44,266	$5,059	$15,863	$300,006

Loans:
Ending balance impaired loans individually evaluated for impairment	$44,200	$118,309	$62,656	$11,073	$10,407	$1	$13,516	$260,162

Ending balance impaired loans collectively evaluated for impairment	$40,076	$75,476	$20,351	$594	$46,268	$4,159	$69,389	$256,313

Ending balance all other loans collectively evaluated for impairment	$3,276,226	$3,356,242	$471,017	$43,182	$2,514,729	$568,083	$2,757,553	$12,987,032

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. While the methodology used at September 30, 2011 and December 31, 2010 was generally comparable, several refinements were incorporated into the historical loss factor allocation process during the first quarter of 2011. The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan losses.

At September 30, 2011, the allowance for loan loss allocations for the home equity portfolio increased, with all other loan portfolio allocations declining from December 31, 2010. The increase in the home equity allocation was due to higher loss rates and a slight decline in credit quality. The decline in the installment allocation was impacted by the $10 million write-down on installment loans transferred to held for sale during the first quarter of 2011. Other portfolio allocations declined primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2010, was as follows.

$ in Thousands

	Commercial and industrial	Commercial real estate	Real estate construction	Lease financing	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2009	$196,637	$162,437	$118,708	$8,303	$43,783	$11,298	$32,367	$573,533
Provision for loan losses	41,703	110,099	136,752	10,149	59,706	14,148	17,453	390,010
Charge offs	(121,179)	(117,401)	(204,728)	(11,081)	(51,132)	(9,787)	(13,184)	(528,492)
Recoveries	20,609	10,449	6,040	25	2,733	1,669	237	41,762

Balance at Dec 31, 2010	$137,770	$165,584	$56,772	$7,396	$55,090	$17,328	$36,873	$476,813

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$25,131	$29,660	$27,294	$6,042	$6,752	$—	$3,574	$98,453

Ending balance impaired loans collectively evaluated for impairment	$4,769	$3,827	$1,804	$322	$22,181	$7,776	$5,258	$45,937

Ending balance all other loans collectively evaluated for impairment	$107,870	$132,097	$27,674	$1,032	$26,157	$9,552	$28,041	$332,423

Loans:
Ending balance impaired loans individually evaluated for impairment	$81,777	$210,098	$103,585	$15,184	$13,562	$5	$19,213	$443,424

Ending balance impaired loans collectively evaluated for impairment	$28,048	$29,441	$13,876	$1,896	$49,891	$11,231	$76,484	$210,867

Ending balance all other loans collectively evaluated for impairment	$2,939,927	$3,149,674	$435,608	$43,174	$2,459,604	$684,147	$2,250,310	$11,962,444

The following table presents commercial loans by credit quality indicator at September 30, 2011.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$2,898,548	$170,327	$207,351	$84,276	$3,360,502
Commercial real estate	2,796,049	167,456	392,737	193,785	3,550,027
Real estate construction	412,690	21,172	37,155	83,007	554,024
Lease financing	42,358	317	507	11,667	54,849

Total commercial	$6,149,645	$359,272	$637,750	$372,735	$7,519,402

The following table presents commercial loans by credit quality indicator at December 31, 2010.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$2,363,554	$222,089	$354,284	$109,825	$3,049,752
Commercial real estate	2,429,339	227,557	492,778	239,539	3,389,213
Real estate construction	311,810	32,180	91,618	117,461	553,069
Lease financing	40,101	456	2,617	17,080	60,254

Total commercial	$5,144,804	$482,282	$941,297	$483,905	$7,052,288

The following table presents consumer loans by credit quality indicator at September 30, 2011.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,491,589	$18,165	$4,975	$56,675	$2,571,404
Installment	565,855	1,956	272	4,160	572,243

Total retail	3,057,444	20,121	5,247	60,835	3,143,647
Residential mortgage	2,728,889	12,114	16,550	82,905	2,840,458

Total consumer	$5,786,333	$32,235	$21,797	$143,740	$5,984,105

The following table presents consumer loans by credit quality indicator at December 31, 2010.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,442,661	$13,886	$3,057	$63,453	$2,523,057
Installment	673,820	9,624	703	11,236	695,383

Total retail	3,116,481	23,510	3,760	74,689	3,218,440
Residential mortgage	2,222,916	8,722	18,672	95,697	2,346,007

Total consumer	$5,339,397	$32,232	$22,432	$170,386	$5,564,447

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

The following table presents loans by past due status at September 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$5,747	$508	$—	$6,255	$3,292,991	$3,299,246
Commercial real estate	72,701	26,844	598	100,143	3,304,991	3,405,134
Real estate construction	4,333	1,160	—	5,493	476,231	481,724
Lease financing	19	488	—	507	42,675	43,182

Total commercial	82,800	29,000	598	112,398	7,116,888	7,229,286
Home equity	10,185	7,980	22	18,187	2,507,098	2,525,285
Installment	1,452	504	600	2,556	566,492	569,048

Total retail	11,637	8,484	622	20,743	3,073,590	3,094,333
Residential mortgage	11,627	487	—	12,114	2,764,382	2,776,496

Total consumer	23,264	8,971	622	32,857	5,837,972	5,870,829

Total accruing loans	$106,064	$37,971	$1,220	$145,255	$12,954,860	$13,100,115

Nonaccrual loans
Commercial and industrial	$5,196	$7,893	$22,014	$35,103	$26,153	$61,256
Commercial real estate	5,791	7,279	71,886	84,956	59,937	144,893
Real estate construction	4,168	1,016	47,157	52,341	19,959	72,300
Lease financing	—	93	296	389	11,278	11,667

Total commercial	15,155	16,281	141,353	172,789	117,327	290,116
Home equity	1,403	4,335	31,745	37,483	8,636	46,119
Installment	383	123	991	1,497	1,698	3,195

Total retail	1,786	4,458	32,736	38,980	10,334	49,314
Residential mortgage	2,980	227	47,769	50,976	12,986	63,962

Total consumer	4,766	4,685	80,505	89,956	23,320	113,276

Total nonaccrual loans	$19,921	$20,966	$221,858	$262,745	$140,647	$403,392

Total loans
Commercial and industrial	$10,943	$8,401	$22,014	$41,358	$3,319,144	$3,360,502
Commercial real estate	78,492	34,123	72,484	185,099	3,364,928	3,550,027
Real estate construction	8,501	2,176	47,157	57,834	496,190	554,024
Lease financing	19	581	296	896	53,953	54,849

Total commercial	97,955	45,281	141,951	285,187	7,234,215	7,519,402
Home equity	11,588	12,315	31,767	55,670	2,515,734	2,571,404
Installment	1,835	627	1,591	4,053	568,190	572,243

Total retail	13,423	12,942	33,358	59,723	3,083,924	3,143,647
Residential mortgage	14,607	714	47,769	63,090	2,777,368	2,840,458

Total consumer	28,030	13,656	81,127	122,813	5,861,292	5,984,105

Total loans	$125,985	$58,937	$223,078	$408,000	$13,095,507	$13,503,507

*	The recorded investment in loans past due 90 days or more and still accruing totaled $1.2 million at September 30, 2011 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$20,371	$12,642	$—	$33,013	$2,916,894	$2,949,907
Commercial real estate	34,502	11,984	2,096	48,582	3,116,704	3,165,286
Real estate construction	4,470	3,546	—	8,016	450,124	458,140
Lease financing	132	—	—	132	43,042	43,174

Total commercial	59,475	28,172	2,096	89,743	6,526,764	6,616,507
Home equity	10,183	3,703	796	14,682	2,456,663	2,471,345
Installment	5,637	3,987	526	10,150	674,689	684,839

Total retail	15,820	7,690	1,322	24,832	3,131,352	3,156,184
Residential mortgage	7,967	755	—	8,722	2,260,966	2,269,688

Total consumer	23,787	8,445	1,322	33,554	5,392,318	5,425,872

Total accruing loans	$83,262	$36,617	$3,418	$123,297	$11,919,082	$12,042,379

Nonaccrual loans
Commercial and industrial	$2,532	$894	$57,215	$60,641	$39,204	$99,845
Commercial real estate	3,701	8,728	82,675	95,104	128,823	223,927
Real estate construction	166	131	56,443	56,740	38,189	94,929
Lease financing	151	132	998	1,281	15,799	17,080

Total commercial	6,550	9,885	197,331	213,766	222,015	435,781
Home equity	2,463	3,264	37,169	42,896	8,816	51,712
Installment	252	839	7,141	8,232	2,312	10,544

Total retail	2,715	4,103	44,310	51,128	11,128	62,256
Residential mortgage	3,460	4,789	50,609	58,858	17,461	76,319

Total consumer	6,175	8,892	94,919	109,986	28,589	138,575

Total nonaccrual loans	$12,725	$18,777	$292,250	$323,752	$250,604	$574,356

Total loans
Commercial and industrial	$22,903	$13,536	$57,215	$93,654	$2,956,098	$3,049,752
Commercial real estate	38,203	20,712	84,771	143,686	3,245,527	3,389,213
Real estate construction	4,636	3,677	56,443	64,756	488,313	553,069
Lease financing	283	132	998	1,413	58,841	60,254

Total commercial	66,025	38,057	199,427	303,509	6,748,779	7,052,288
Home equity	12,646	6,967	37,965	57,578	2,465,479	2,523,057
Installment	5,889	4,826	7,667	18,382	677,001	695,383

Total retail	18,535	11,793	45,632	75,960	3,142,480	3,218,440
Residential mortgage	11,427	5,544	50,609	67,580	2,278,427	2,346,007

Total consumer	29,962	17,337	96,241	143,540	5,420,907	5,564,447

Total loans	$95,987	$55,394	$295,668	$447,049	$12,169,686	$12,616,735

*	The recorded investment in loans past due 90 days or more and still accruing totaled $3.4 million at December 31, 2010 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at September 30, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$58,193	$65,674	$14,682	$64,652	$1,570
Commercial real estate	125,441	147,175	23,287	133,341	2,284
Real estate construction	58,691	73,888	15,853	64,038	701
Lease financing	594	721	25	922	—

Total commercial	242,919	287,458	53,847	262,953	4,555
Home equity	50,173	55,960	29,434	51,977	1,241
Installment	4,159	4,570	2,317	4,544	194

Total retail	54,332	60,530	31,751	56,521	1,435
Residential mortgage	73,271	80,532	14,119	76,546	1,477

Total consumer	127,603	141,062	45,870	133,067	2,912

Total loans	$370,522	$428,520	$99,717	$396,020	$7,467

Loans with no related allowance
Commercial and industrial	$26,083	$35,007	$—	$31,410	$672
Commercial real estate	68,344	94,823	—	81,441	656
Real estate construction	24,316	40,595	—	30,680	359
Lease financing	11,073	11,073	—	12,600	—

Total commercial	129,816	181,498	—	156,131	1,687
Home equity	6,502	8,692	—	6,884	35
Installment	1	2	—	3	—

Total retail	6,503	8,694	—	6,887	35
Residential mortgage	9,634	10,509	—	9,833	71

Total consumer	16,137	19,203	—	16,720	106

Total loans	$145,953	$200,701	$—	$172,851	$1,793

Total
Commercial and industrial	$84,276	$100,681	$14,682	$96,062	$2,242
Commercial real estate	193,785	241,998	23,287	214,782	2,940
Real estate construction	83,007	114,483	15,853	94,718	1,060
Lease financing	11,667	11,794	25	13,522	—

Total commercial	372,735	468,956	53,847	419,084	6,242
Home equity	56,675	64,652	29,434	58,861	1,276
Installment	4,160	4,572	2,317	4,547	194

Total retail	60,835	69,224	31,751	63,408	1,470
Residential mortgage	82,905	91,041	14,119	86,379	1,548

Total consumer	143,740	160,265	45,870	149,787	3,018

Total loans	$516,475	$629,221	$99,717	$568,871	$9,260

*	Interest income recognized included $4.2 million of interest income recognized on accruing restructured loans for the nine months ended September 30, 2011.

The following table presents impaired loans at December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$80,507	$100,297	$29,900	$93,966	$2,399
Commercial real estate	137,808	151,723	33,487	146,880	3,224
Real estate construction	77,312	85,173	29,098	64,049	920
Lease financing	16,680	16,680	6,364	18,832	74

Total commercial	312,307	353,873	98,849	323,727	6,617
Home equity	59,975	61,894	28,933	62,805	1,652
Installment	11,231	11,649	7,776	12,481	294

Total retail	71,206	73,543	36,709	75,286	1,946
Residential mortgage	86,163	91,749	8,832	92,602	2,514

Total consumer	157,369	165,292	45,541	167,888	4,460

Total loans	$469,676	$519,165	$144,390	$491,615	$11,077

Loans with no related allowance
Commercial and industrial	$29,318	$35,841	$—	$28,831	$806
Commercial real estate	101,731	119,963	—	111,267	2,203
Real estate construction	40,149	58,662	—	55,376	1,483
Lease financing	400	400	—	745	—

Total commercial	171,598	214,866	—	196,219	4,492
Home equity	3,478	3,483	—	3,414	102
Installment	5	5	—	7	—

Total retail	3,483	3,488	—	3,421	102
Residential mortgage	9,534	11,267	—	10,675	246

Total consumer	13,017	14,755	—	14,096	348

Total loans	$184,615	$229,621	$—	$210,315	$4,840

Total
Commercial and industrial	$109,825	$136,138	$29,900	$122,797	$3,205
Commercial real estate	239,539	271,686	33,487	258,147	5,427
Real estate construction	117,461	143,835	29,098	119,425	2,403
Lease financing	17,080	17,080	6,364	19,577	74

Total commercial	483,905	568,739	98,849	519,946	11,109
Home equity	63,453	65,377	28,933	66,219	1,754
Installment	11,236	11,654	7,776	12,488	294

Total retail	74,689	77,031	36,709	78,707	2,048
Residential mortgage	95,697	103,016	8,832	103,277	2,760

Total consumer	170,386	180,047	45,541	181,984	4,808

Total loans	$654,291	$748,786	$144,390	$701,930	$15,917

*	Interest income recognized included $4.0 million of interest income recognized on accruing restructured loans for the year ended December 31, 2010.

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

Troubled Debt Restructurings:

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Based on the above, the Corporation had $41 million and $8 million of accruing loans that were restructured and remained on accrual status at September 30, 2011, and December 31, 2010, respectively. In addition, the Corporation had $72 million of restructured loans which were restored to accrual status based on a sustained period of repayment performance at both September 30, 2011, and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, there were $80 million and $36 million, respectively, of nonaccrual restructured loans, and $113 million and $80 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	September 30, 2011		December 31, 2010
	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*
	($ in Thousands)
Commercial and industrial	$23,020	$10,099	$9,980	$5,758
Commercial real estate	48,892	35,977	15,612	14,173
Real estate construction	10,707	15,849	22,532	186
Home equity	10,556	5,061	11,741	2,843
Installment	965	1,260	692	1,849
Residential mortgage	18,943	11,817	19,378	11,130

	$113,083	$80,063	$79,935	$35,939

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and nine months ended September 30, 2011, and the recorded investment and unpaid principal balance as of September 30, 2011.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance	Number of Loans	Recorded Investment	Unpaid Principal Balance
	($ in Thousands)
Commercial and industrial	40	$5,794	$7,356	89	$29,811	$33,443
Commercial real estate	18	17,417	19,912	62	48,017	57,144
Real estate construction	7	3,072	4,715	25	19,431	28,489
Home equity	18	2,817	3,114	48	4,843	5,318
Installment	4	357	381	15	915	954
Residential mortgage	18	3,165	3,736	30	4,696	5,508

	105	$32,622	$39,214	269	$107,713	$130,856

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), principal reduction, or some combination of these concessions. During the three and nine months ended September 30, 2011, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions for the three and nine months ended September 30, 2011.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2011, as well as the recorded investment in these restructured loans as of September 30, 2011.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	5	$146	9	$1,352
Commercial real estate	6	4,156	18	14,935
Real estate construction	1	7,085	5	7,362
Home equity	2	106	18	1,210
Installment	1	21	2	50
Residential mortgage	2	151	10	3,162

	17	$11,665	62	$28,071

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of allowance for loan losses.

NOTE 7: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation has elected to conduct its annual impairment testing in May. The annual analysis indicated that the estimated fair value exceeded carrying value (including goodwill) for both the banking and wealth segments. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. There were no impairment charges recorded in 2010 or through September 30, 2011. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At September 30, 2011 and December 31, 2010, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2011, and the year ended December 31, 2010.

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the banking segment, while the other intangibles are assigned to the wealth management segment as of September 30, 2011. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	At or for the Nine Months Ended September 30, 2011	At or for the Year Ended December 31, 2010
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831
Accumulated amortization	(29,892)	(27,121)

Net book value	$11,939	$14,710

Amortization during the period	$2,771	$3,750

Other intangibles:
Gross carrying amount(1)	$19,283	$20,433
Accumulated amortization	(10,622)	(11,008)

Net book value	$8,661	$9,425

Amortization during the period	$764	$1,169

(1)	Other intangibles of $1.2 million were fully amortized during 2010 and have been removed from both the gross carrying amount and the accumulated amortization for 2011.

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

The Corporation evaluates its mortgage servicing rights asset for impairment on a quarterly basis. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established through a charge to earnings to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation reserve is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation reserve is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 13, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	At or for the Nine Months Ended September 30, 2011	At or for the Year Ended December 31, 2010
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$84,209	$80,986
Additions	9,807	26,165
Amortization	(17,380)	(22,942)

Mortgage servicing rights at end of period	$76,636	$84,209

Valuation allowance at beginning of period	(20,300)	(17,233)
Additions, net	(8,966)	(3,067)

Valuation allowance at end of period	(29,266)	(20,300)

Mortgage servicing rights, net	$47,370	$63,909

Fair value of mortgage servicing rights	$47,370	$64,378
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,281,000	$7,453,000
Mortgage servicing rights, net to servicing portfolio	0.65%	0.86%
Mortgage servicing rights expense(1)	$26,346	$26,009

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2011. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three months ending December 31, 2011	$900	$300	$5,400
Year ending December 31, 2012	3,200	1,000	18,200
Year ending December 31, 2013	3,100	900	13,000
Year ending December 31, 2014	2,900	900	9,500
Year ending December 31, 2015	1,400	800	7,100
Year ending December 31, 2016	300	800	5,500

NOTE 8: Long-term Funding

Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	September 30, 2011	December 31, 2010
	($ in Thousands)
Federal Home Loan Bank (“FHLB”) advances	$800,490	$1,000,528
Senior notes, net	433,942	—
Subordinated debt, net	25,553	195,436
Junior subordinated debentures, net	215,683	215,848
Other borrowed funds	1,740	1,793

Total long-term funding	$1,477,408	$1,413,605

FHLB advances: At September 30, 2011, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.58%, compared to 1.66% at December 31, 2010. These advances all had fixed contractual rates at both September 30, 2011, and December 31, 2010.

Senior notes: In March 2011, the Corporation issued $300 million of senior notes at a discount. In September 2011, the Corporation issued an additional $130 million of senior notes at a premium. The senior notes mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%.

Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. The Corporation retired $30 million of the August 2001 debt in the third quarter of 2010 and paid an early termination penalty of $0.7 million (included in other noninterest expense on the consolidated statements of income). During the first quarter of 2011, the Corporation retired another $28 million of the August 2001 debt and paid an early termination penalty of $0.6 million (included in the other noninterest expense on the consolidated statements of income). The remaining outstanding balance of $142 million on the August 2001 notes was paid on August 15, 2011. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity.

Junior subordinated debentures: The Corporation has $180.4 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2010 or during the first nine months of 2011. The carrying value of the ASBC

Debentures was $179.7 million at both September 30, 2011 and December 31, 2010. With its October 2005 business combination, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $30.9 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.05% at September 30, 2011) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.74% at September 30, 2011) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2010 or during the first nine months of 2011. The carrying value of the SFSC Debentures was $36.0 million at September 30, 2011 and $36.2 million at December 31, 2010.

NOTE 9: Other Comprehensive Income

A summary of activity in accumulated other comprehensive income follows.

	Nine Months Ended		Year Ended
	September 30, 2011	September 30, 2010	December 31, 2010
	($ in Thousands)
Net income (loss)	$98,574	$(14,864)	$(856)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	94,907	49,929	(38,278)

Reclassification adjustment for net (gains) losses realized in net income	802	(26,800)	(24,917)
Income tax (expense) benefit	(37,119)	(8,558)	24,785

Other comprehensive income (loss) on investment securities available for sale	58,590	14,571	(38,410)
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	349	349	467
Net loss, net of amortization	1,354	1,215	2,271
Income tax expense	(661)	(604)	(1,106)

Other comprehensive income on pension and postretirement obligations	1,042	960	1,632
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(528)	(4,780)	(4,542)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	3,969	4,512	6,013
Income tax (expense) benefit	(1,386)	103	(499)

Other comprehensive income (loss) on cash flow hedging relationships	2,055	(165)	972

Total other comprehensive income (loss)	61,687	15,366	(35,806)

Comprehensive income (loss)	$160,261	$502	$(36,662)

NOTE 10: Income Taxes

For the first nine months of 2011, the Corporation recognized income tax expense of $34.8 million, compared to an income tax benefit of $31.9 million for the first nine months of 2010. The change in income tax was primarily due to the level of pretax income (loss) between the comparable nine-month periods. The effective tax rate was 26.10% for the first nine months of 2011, compared to an effective tax benefit of (68.20%) for the first nine months of 2010. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

NOTE 11: Derivative and Hedging Activities

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $92 million of investment securities as collateral at September 30, 2011, and pledged $94 million of investment securities as collateral at December 31, 2010.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 13, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
	($ in Thousands)

September 30, 2011
Interest rate swap – short-term funding	$100,000	$(2,734)	Other liabilities	0.08%	3.04%	11 months

December 31, 2010
Interest rate swap – short-term funding	$200,000	$(6,295)	Other liabilities	0.19%	3.15%	14 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

($ in Thousands)					Amount of
	Amount of Gain / (Loss) Recognized in OCI on Derivatives (Effective Portion)	Category of (Gain) / Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) / Loss Reclassified from AOCI into Income (Effective Portion)	Category of Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Nine Months Ended September 30, 2011		Interest Expense		Interest Expense
Interest rate swap – short-term funding	$(528)	Short-term funding	$3,969	Short-term funding	$18

Nine Months Ended September 30, 2010		Interest Expense		Interest Expense
Interest rate swaps – short-term funding	$(4,780)	Short-term funding	$4,512	Short-term funding	$(1)

Cash flow hedges

The Corporation has variable-rate short-term funding which exposes the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate funding. In the third quarter of 2011, one interest rate swap agreement for $100 million matured. Hedge effectiveness is determined using regression analysis. The Corporation recognized ineffectiveness of $0.1 million for the first nine months of 2011 (which increased interest expense), compared to ineffectiveness of less than $0.1 million for the first nine months of 2010 (which increased interest expense) and $0.2 million for full year 2010 (which increased interest expense) relating to these cash flow hedge relationships. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term funding (i.e., the line item in which the hedged cash flows are recorded). At September 30, 2011, accumulated other comprehensive income included a deferred after-tax net loss of $1.4 million related to these derivatives, compared to a deferred after-tax net loss of $3.5 million at December 31, 2010. The net after-tax derivative loss included in accumulated other comprehensive income at September 30, 2011, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term funding through September 2012.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

($ in Thousands)				Weighted Average
	Notional	Fair	Balance Sheet	Receive	Pay
	Amount	Value	Category	Rate(1)	Rate(1)	Maturity
September 30, 2011
Interest rate-related instruments – customer and mirror	$1,446,190	$73,945	Other assets	1.74%	1.74%	44 months
Interest rate-related instruments – customer and mirror	1,446,190	(81,802)	Other liabilities	1.74	1.74	44 months
Interest rate lock commitments (mortgage)	515,702	10,857	Other assets	—	—	—
Forward commitments (mortgage)	630,571	(5,769)	Other liabilities	—	—	—
Foreign currency exchange forwards	59,909	2,702	Other assets	—	—	—
Foreign currency exchange forwards	41,591	(2,116)	Other liabilities	—	—	—
Purchased options (time deposit)	32,199	1,307	Other assets	—	—	—
Written options (time deposit)	32,199	(1,307)	Other liabilities	—	—	—

December 31, 2010
Interest rate-related instruments – customer and mirror	$1,268,502	$54,154	Other assets	1.78%	1.78%	41 months
Interest rate-related instruments – customer and mirror	1,268,502	(58,632)	Other liabilities	1.78	1.78	41 months
Interest rate lock commitments (mortgage)	129,377	(78)	Other liabilities	—	—	—
Forward commitments (mortgage)	281,000	5,617	Other assets	—	—	—
Foreign currency exchange forwards	56,584	1,530	Other assets	—	—	—
Foreign currency exchange forwards	48,652	(1,289)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Nine Months Ended September 30, 2011
Interest rate-related instruments – customer and mirror, net	Capital market fees, net	$(3,379)
Interest rate lock commitments (mortgage)	Mortgage banking, net	10,935
Forward commitments (mortgage)	Mortgage banking, net	(11,386)
Foreign exchange forwards	Capital market fees, net	345
Nine Months Ended September 30, 2010
Interest rate-related instruments – customer and mirror, net	Capital market fees, net	$(4,420)
Interest rate lock commitments (mortgage)	Mortgage banking, net	8,516
Forward commitments (mortgage)	Mortgage banking, net	(4,782)
Foreign exchange forwards	Capital market fees, net	531

Free Standing Derivatives

The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for the first nine months of 2011 was a $3.4 million loss, while the net impact for the full year 2010 was a $1.9 million net loss and the net impact for the first nine months of 2010 was a $4.4 million loss.

Free standing derivatives are entered into primarily for the benefit of commercial customers through providing derivative products which enable the customer to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices.

Mortgage derivatives

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at September 30, 2011, was a net asset of $5.1 million compared to a net asset of $5.5 million at December 31, 2010.

Foreign currency derivatives

The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At September 30, 2011, the Corporation had $12 million in notional balances of foreign currency forwards related to loans, and $45 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $45 million). At December 31, 2010, the Corporation had $5 million in notional balances of foreign currency forwards related to loans, and $50 million in notional balances of foreign currency forwards related to customer transactions (with mirror foreign currency forwards of $50 million).

Written and purchased option derivatives (time deposit)

The Corporation periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”) initiated during the third quarter of 2011. The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheet.

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

	September 30, 2011	December 31, 2010
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$4,183,616	$3,862,208
Commercial letters of credit(1)	47,725	37,872
Standby letters of credit(3)	330,156	362,275

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2011 or December 31, 2010.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.
(3)	The Corporation has established a liability of $3.7 million and $3.9 million at September 30, 2011 and December 31, 2010, respectively, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of September 30, 2011 and December 31, 2010, the Corporation had a reserve for losses on unfunded commitments totaling $14.9 million and $17.4 million, respectively, included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2011, was $39 million, included in other assets on the consolidated balance sheets, compared to $45 million at December 31, 2010. Related to these investments, the Corporation had remaining commitments to fund of $15 million at September 30, 2011 and $11 million at December 31, 2010.

Contingent Liabilities

The Corporation is party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial amounts. Although there can be no assurance as to the ultimate outcomes, the Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding matters, including the matter described below, and with respect to such legal proceedings, intends to continue to defend itself vigorously. The Corporation will consider settlement of cases when, in management’s judgment, it is in the best interests of both the Corporation and its shareholders.

On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with all pending or threatened claims and litigation, utilizing the most recent information available. On a matter by matter basis, an accrual for loss is established for those matters which the Corporation believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments. Accordingly, management’s estimate will change from time to time, and actual losses may be more or less than the current estimate. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established.

Resolution of legal claims are inherently unpredictable, and in many legal proceedings various factors exacerbate this inherent unpredictability, including where the damages sought are unsubstantiated or indeterminate, it is unclear whether a case brought as a class action will be allowed to proceed on that basis, discovery is not complete, the proceeding is not yet in its final stages, the matters present legal uncertainties, there are significant facts in dispute, there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants), or there is a wide range of potential results.

A lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010. The suit alleges that the Bank unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The lawsuit asserts claims for a multi-year period (as limited by the applicable state’s statute of limitations, generally 6 years) and is styled as a putative class action lawsuit on behalf of consumer banking customers of the Bank with the certification of the class pending. In April 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 pending in the United States District Court for the Southern District of Florida, Miami Division for coordinated pre-trial proceedings. The Bank is a member, along with many other banking institutions, of the Fourth Tranche of defendants in this case. The Corporation denies all alleged claims and intends to vigorously defend itself. The amount claimed by the plaintiffs has not been determined, but could be material. Several banks which are also party to the Multi District Litigation have announced settlements of similar claims for what we believe to be a small fraction of their aggregate total service charge income on deposit accounts over the applicable claim period. Based upon currently available information including recent settlement announcements, management believes a loss is probable and has established an accrual within a range of possible settlement outcomes. The amount accrued is not considered to be material to the Corporation’s consolidated financial statements. Further, based on the range of announced settlements, management anticipates that these claims may be settled without any additional material loss to the Corporation’s consolidated financial statements. Management will continue to monitor the progress of these claims and in the event of unexpected future developments or as defendants in earlier tranches in the Multi District Litigation reach settlements or proceed to trial, the Corporation will assess its estimate of possible losses and make appropriate adjustments to the accrual accordingly as and when new information becomes available.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. This modification triggered a requirement to recognize a $2.3 million liability (included in other liabilities in the consolidated balance sheets) in 2007 equal to the fair value of the indemnification obligation. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation recorded a $0.3 million reduction in the reserve for litigation losses and a corresponding reduction in the Visa escrow receivable during 2010. The remaining reserve for unfavorable litigation losses related to Visa was $1.4 million at September 30, 2011 and $1.5 million at December 31, 2010.

In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s initial interest in this escrow account was $2 million (included in other assets in the consolidated balance sheets). During 2010, Visa announced it had deposited additional amounts into the litigation escrow account, of which, the Corporation’s pro-rata share was $0.6 million. The remaining receivable related to the Visa escrow account was $1.4 million at September 30, 2011 and $1.3 million at December 31, 2010.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under general representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2011, and December 31, 2010, there were approximately $59 million and $58 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2011 and December 31, 2010, there were $525 million and $667 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

At September 30, 2011 and December 31, 2010, the Corporation provided a credit guarantee on contracts to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million and $0.1 million related to these credit guarantee contracts at September 30, 2011 and December 31, 2010, respectively, recorded in other liabilities on the consolidated balance sheets.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At September 30, 2011, the Corporation’s potential risk exposure was approximately $20 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Corporation’s estimated liability for reinsurance losses, including estimated losses incurred but not yet reported, was $6.3 million and $4.5 million at September 30, 2011 and December 31, 2010, respectively.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2011, and December 31, 2010, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Derivative financial instruments (mortgage derivatives): Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups.

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

Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation relies on a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The Corporation uses a valuation model in conjunction with third party prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation reassesses and periodically adjusts the underlying inputs and assumptions used in the model to reflect market conditions and assumptions that a market participant would consider in valuing the mortgage servicing rights asset. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 7, “Goodwill and Other Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale, derivative financial instruments, and mortgage derivatives measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	00,000,0000	00,000,0000	00,000,0000	00,000,0000
		Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,104	$1,104	$—	$—
Federal agency securities	25,214	44	25,170	—
Obligations of state and political subdivisions	827,385	—	827,385	—
Residential mortgage-related securities	4,296,214	—	4,296,214	—
Commercial mortgage-related securities	16,947	—	16,947	—
Asset-backed securities	213,234	—	213,234	—
Other securities (debt and equity)	73,718	11,734	61,123	861

Total investment securities available for sale	$5,453,816	$12,882	$5,440,073	$861
Derivative financial instruments (other assets)	$88,811	$—	$77,954	$10,857

Liabilities:
Derivative financial instruments (other liabilities)	$93,728	$—	$87,959	$5,769

	00,000,0000	00,000,0000	00,000,0000	00,000,0000
		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,208	$1,208	$—	$—
Federal agency securities	29,767	51	29,716	—
Obligations of state and political subdivisions	838,602	—	838,602	—
Residential mortgage-related securities	4,910,497	—	4,910,497	—
Commercial mortgage-related securities	7,753	—	7,753	—
Asset-backed securities	298,841	—	298,841	—
Other securities (debt and equity)	14,673	12,002	999	1,672

Total investment securities available for sale	$6,101,341	$13,261	$6,086,408	$1,672
Derivative financial instruments (other assets)	$61,301	$—	$55,684	$5,617

Liabilities:
Derivative financial instruments (other liabilities)	$66,294	$—	$66,216	$78

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2010 and the nine months ended September 30, 2011, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Investment Securities
	Available for Sale	Derivatives
Balance December 31, 2009	$—	$3,141
Transfers in	4,663	—
Total net gains (losses) included in income:
Net impairment losses on investment securities	(2,991)	—
Mortgage derivative gain, net	—	2,398

Balance December 31, 2010	$1,672	$5,539

Total net losses included in income:
Investment securities losses	(722)
Mortgage derivative loss, net	—	(451)
Total net losses included in other comprehensive income:
Investment securities losses	(89)	—

Balance September 30, 2011	$861	$5,088

In valuing the investment securities available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

		Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$201,142	$—	$201,142	$—
Impaired loans(1)	177,151	—	177,151	—
Mortgage servicing rights	47,370	—	—	47,370

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$144,808	$—	$144,808	$—
Impaired loans(1)	279,179	—	279,179	—
Mortgage servicing rights	63,909	—	—	63,909

(1)	Represents collateral-dependent impaired loans, net, which are included in loans.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first nine months of 2011 and the full year 2010, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $41 million for the nine months ended September 30, 2011 and $55 million for the year ended December 31, 2010, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $7 million, $6 million, and $10 million to noninterest expense for the nine months ended September 30, 2011 and 2010, and the year ended December 31, 2010, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at September 30, 2011 and December 31, 2010, were as follows.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in Thousands)
Financial assets:
Cash and due from banks	$410,644	$410,644	$319,487	$319,487
Interest-bearing deposits in other financial institutions	250,648	250,648	546,125	546,125
Federal funds sold and securities purchased under agreements to resell	4,180	4,180	2,550	2,550
Investment securities available for sale	5,453,816	5,453,816	6,101,341	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks	191,128	191,128	190,968	190,968
Loans held for sale	201,142	205,999	144,808	144,808
Loans, net	13,103,784	11,809,201	12,139,922	10,568,980
Bank owned life insurance	540,943	540,943	533,069	533,069
Accrued interest receivable	71,117	71,117	73,982	73,982
Interest rate-related agreements(1)	73,945	73,945	54,154	54,154
Foreign currency exchange forwards	2,702	2,702	1,530	1,530
Interest rate lock commitments to originate residential mortgage loans held for sale	10,857	10,857	(78)	(78)
Purchased options (time deposit)	1,307	1,307	—	—
Financial liabilities:
Deposits	$14,782,410	$14,782,410	$15,225,393	$15,225,393
Short-term funding	2,531,776	2,531,776	1,747,382	1,747,382
Long-term funding	1,477,408	1,620,893	1,413,605	1,491,786
Accrued interest payable	9,972	9,972	17,163	17,163
Interest rate-related agreements(1)	84,536	84,536	64,927	64,927
Foreign currency exchange forwards	2,116	2,116	1,289	1,289
Standby letters of credit(2)	3,742	3,742	3,943	3,943
Forward commitments to sell residential mortgage loans	5,769	5,769	(5,617)	(5,617)
Written options (time deposit)	1,307	1,307	—	—

(1)	At September 30, 2011 and December 31, 2010, the notional amount of cash flow hedge interest rate swap agreements was $100 million and $200 million, respectively. See Note 11 for information on the fair value of derivative financial instruments.
(2)	At September 30, 2011 and December 31, 2010, the commitment on standby letters of credit was $0.3 billion and $0.4 billion, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Federal Home Loan Bank and Federal Reserve Bank stocks - The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).

Loans held for sale - The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics.

Loans, net - The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate, lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

Bank owned life insurance - The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.

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

Accrued interest payable and short-term funding - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Long-term funding - Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing long-term funding.

Interest rate-related agreements - The fair value of interest rate swap, cap, collar, and corridor agreements is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Foreign currency exchange forwards - The fair value of the Corporation’s foreign exchange forwards is determined using quoted prices of foreign exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate.

Standby letters of credit - The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Interest rate lock commitments to originate residential mortgage loans held for sale - The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups.

Forward commitments to sell residential mortgage loans - The Corporation relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

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

The Corporation also provides healthcare access for eligible retired employees in its Postretirement Plan (the “Postretirement Plan”). Retirees who are at least 55 years of age with 5 years of service are eligible to participate in the plan. The Corporation has no plan assets attributable to the plan. The Corporation reserves the right to terminate or make changes to the plan at any time.

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2011 and 2010, and for the full year 2010 were as follows.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2011	2010	2011	2010	2010
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,613	$2,475	$7,838	$7,425	$9,622
Interest cost	1,589	1,590	4,769	4,770	6,377
Expected return on plan assets	(3,220)	(3,019)	(9,660)	(9,057)	(12,152)
Amortization of prior service cost	18	18	53	53	72
Amortization of actuarial loss	451	405	1,354	1,215	1,601

Total net periodic benefit cost	$1,451	$1,469	$4,354	$4,406	$5,520

Postretirement Plan:
Interest cost	$50	$58	$150	$173	$227
Amortization of prior service cost	99	98	296	296	395
Amortization of actuarial gain	—	—	—	—	(3)

Total net periodic benefit cost	$149	$156	$446	$469	$619

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

Selected segment information is presented below.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the Nine Months Ended September 30, 2011
Net interest income	$460,581	$425	$—	$461,006
Provision for loan losses	51,000	—	—	51,000
Noninterest income	155,417	78,857	(8,281)	225,993
Depreciation and amortization	44,259	876	—	45,135
Other noninterest expense	396,624	69,124	(8,281)	457,467
Income taxes	31,110	3,713	—	34,823

Net income	$93,005	$5,569	$—	$98,574

% of consolidated net income	94%	6%	—%	100%

Total assets	$21,845,835	$148,041	$(91,227)	$21,902,649

% of consolidated total assets	100%	—%	—%	100%

Total revenues*	$615,998	$79,282	$(8,281)	$686,999
% of consolidated total revenues	90%	11%	(1)%	100%

As of and for the Nine Months Ended September 30, 2010
Net interest income	$482,359	$560	$—	$482,919
Provision for loan losses	327,010	—	—	327,010
Noninterest income	205,915	74,999	(3,238)	277,676
Depreciation and amortization	42,038	930	—	42,968
Other noninterest expense	379,987	60,610	(3,238)	437,359
Income taxes	(37,486)	5,608	—	(31,878)

Net income (loss)	$(23,275)	$8,411	$—	$(14,864)

% of consolidated net income (loss)	N/M	N/M	N/M	N/M

Total assets	$22,466,642	$140,271	$(81,627)	$22,525,286

% of consolidated total assets	100%	—%	—%	100%

Total revenues*	$688,274	$75,559	$(3,238)	$760,595
% of consolidated total revenues	90%	10%	—%	100%

N/M — Not Meaningful

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

		Wealth
	Banking	Management	Other	Consolidated Total
	($ in Thousands)
As of and for the Three Months Ended September 30, 2011
Net interest income	$152,982	$178	$—	$153,160
Provision for loan losses	4,000	—	—	4,000
Noninterest income	55,206	25,773	(3,560)	77,419
Depreciation and amortization	14,933	291	—	15,224
Other noninterest expense	133,566	22,673	(3,560)	152,679
Income taxes	16,142	1,195	—	17,337

Net income	$39,547	$1,792	$—	$41,339

% of consolidated net income	96%	4%	—%	100%

Total assets	$21,845,835	$148,041	$(91,227)	$21,902,649

% of consolidated total assets	100%	—%	—%	100%

Total revenues*	$208,188	$25,951	$(3,560)	$230,579
% of consolidated total revenues	90%	11%	(1)%	100%

As of and for the Three Months Ended September 30, 2010
Net interest income	$153,728	$176	$—	$153,904
Provision for loan losses	64,000	—	—	64,000
Noninterest income	63,823	24,899	(1,080)	87,642
Depreciation and amortization	14,066	306	—	14,372
Other noninterest expense	129,336	19,697	(1,080)	147,953
Income taxes	(1,112)	2,029	—	917

Net income	$11,261	$3,043	$—	$14,304

% of consolidated net income	79%	21%	—%	100%

Total assets	$22,466,642	$140,271	$(81,627)	$22,525,286

% of consolidated total assets	100%	—%	—%	100%

Total revenues*	$217,551	$25,075	$(1,080)	$241,546
% of consolidated total revenues	90%	10%	—%	100%

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Corporation conducted its annual impairment testing in May 2011. The step one analysis conducted for the banking segment and wealth management segment indicated that the estimated fair value exceeded carrying value (including goodwill) for both segments. Therefore, a step two analysis was not required for these reporting units. The Corporation engaged an independent valuation firm to assist in the computation of the fair value estimates of each reporting unit as part of its impairment assessment. The valuation utilized market and income approach methodologies and applied a weighted average to each in order to determine the fair value of each reporting unit. Goodwill impairment testing is considered a “critical accounting estimate” as estimates and assumptions are made about future performance and cash flows, as well as other prevailing market factors. In the event that we conclude that all or a portion of our goodwill may be impaired, a noncash charge for the amount of such impairment would be recorded in earnings. Such a charge would have no impact on tangible capital. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to re-perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release.

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

Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. In addition, the Corporation consults periodically with an independent party as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time.

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds on the value of the mortgage servicing rights asset at September 30, 2011 (holding all other factors unchanged), if prepayment speeds were to increase 25%, the estimated value of the mortgage servicing rights asset would have been approximately $7.6 million (or 16%) lower, while if prepayment speeds were to decrease 25%, the estimated value of the mortgage servicing rights asset would have been approximately $10.3 million (or 22%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Note 15, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents approximately 90% of total revenues (as defined in the Note) for the first nine months of 2011. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion therefore predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of income taxes and goodwill impairment assessment, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

The contribution from the wealth management segment to consolidated total revenues (as defined and disclosed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements) was approximately 11% for the first nine months of 2011, compared to 10% for the comparable period in 2010. Wealth management segment revenues were up $3.7 million (5%) and expenses were up $8.5 million (14%) between the comparable nine month periods of 2011 and 2010. Wealth segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $7.8 million (6%) between September 30, 2010 and September 30, 2011, predominantly due to higher cash and cash equivalents. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (63% of total segment noninterest expense for the first nine months of 2011 and the comparable period in 2010), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.”

Results of Operations – Summary

The Corporation recorded net income of $98.6 million for the nine months ended September 30, 2011, compared to a net loss of $14.9 million for the nine months ended September 30, 2010. Net income available to common equity was $75.0 million for the nine months ended September 30, 2011, or net income of $0.43 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the nine months ended September 30, 2010, was $37.0 million, or a net loss of $0.22 for both basic and diluted earnings per common share. The net interest margin for the first nine months of 2011 was 3.28% compared to 3.22% for the first nine months of 2010.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr.	3rd Qtr.
	2011	2011	2011	2010	2010
Net income (loss) (Quarter)	$41,339	$34,382	$22,853	$14,008	$14,304
Net income (loss) (Year-to-date)	98,574	57,235	22,853	(856)	(14,864)

Net income (loss) available to common equity (Quarter)	$34,034	$25,570	$15,440	$6,608	$6,915
Net income (loss) available to common equity (Year-to-date)	75,044	41,010	15,440	(30,387)	(36,995)

Earnings (loss) per common share – basic (Quarter)	$0.20	$0.15	$0.09	$0.04	$0.04
Earnings (loss) per common share – basic (Year-to-date)	0.43	0.24	0.09	(0.18)	(0.22)

Earnings (loss) per common share – diluted (Quarter)	$0.20	$0.15	$0.09	$0.04	$0.04
Earnings (loss) per common share – diluted (Year-to-date)	0.43	0.24	0.09	(0.18)	(0.22)

Return on average assets (Quarter)	0.75%	0.64%	0.43%	0.25%	0.25%
Return on average assets (Year-to-date)	0.61	0.54	0.43	(0.00)	(0.09)

Return on average equity (Quarter)	5.49%	4.63%	2.92%	1.74%	1.77%
Return on average equity (Year-to-date)	4.33	3.75	2.92	(0.03)	(0.63)

Return on average common equity (Quarter)	4.88%	3.79%	2.36%	0.98%	1.02%
Return on average common equity (Year-to-date)	3.70	3.08	2.36	(1.14)	(1.85)

Return on average tangible common equity (Quarter)(1)	7.44%	5.85%	3.67%	1.52%	1.58%
Return on average tangible common equity (Year-to-date)(1)	5.71	4.78	3.67	(1.77)	(2.89)

Efficiency ratio (Quarter)(2)	71.89%	72.58%	72.67%	70.27%	67.36%
Efficiency ratio (Year-to-date)(2)	72.38	72.62	72.67	66.04	64.65

Efficiency ratio, fully taxable equivalent (Quarter)(2)	69.88%	70.79%	70.36%	68.76%	65.05%
Efficiency ratio, fully taxable equivalent (Year-to-date)(2)	70.34	70.57	70.36	64.32	62.85

Net interest margin (Quarter)	3.23%	3.29%	3.32%	3.13%	3.08%
Net interest margin (Year-to-date)	3.28	3.30	3.32	3.20	3.22

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.
	2011	2011	2011	2010	2010

Efficiency ratio (Quarter)(a)	71.89%	72.58%	72.67%	70.27%	67.36%
Taxable equivalent adjustment (Quarter)	(1.65)	(1.73)	(1.71)	(1.66)	(1.68)
Asset sale gains / losses, net (Quarter)	(0.36)	(0.06)	(0.60)	0.15	(0.63)

Efficiency ratio, fully taxable equivalent (Quarter)(b)	69.88%	70.79%	70.36%	68.76%	65.05%

Efficiency ratio (Year-to-date)(a)	72.38%	72.62%	72.67%	66.04%	64.65%
Taxable equivalent adjustment (Year-to-date)	(1.70)	(1.71)	(1.71)	(1.59)	(1.58)
Asset sale gains / losses, net (Year-to-date)	(0.34)	(0.34)	(0.60)	(0.13)	(0.22)

Efficiency ratio, fully taxable equivalent (Year-to-date)(b)	70.34%	70.57%	70.36%	64.32%	62.85%

a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2011, was $477.1 million, a decrease of $23.8 million or 4.7% versus the comparable period last year. As indicated in Tables 2 and 3, the decrease in taxable equivalent net interest income was primarily attributable to unfavorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities lowered taxable equivalent net interest income by $19.0 million) and to a lesser extent to unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $4.8 million).

The net interest margin for the first nine months of 2011 was 3.28%, 6 bp higher than 3.22% for the same period in 2010. This comparable period increase was a function of an 8 bp increase in interest rate spread and a 2 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds). The 8 bp improvement in interest rate spread was the net result of a 20 bp decrease in the cost of interest-bearing liabilities and a 12 bp decrease in the yield on earning assets.

The Federal Reserve left interest rates unchanged during 2010 and the first nine months of 2011. For the remainder of 2011, the Corporation anticipates modest pressure on the net interest margin from the continued low rate environment, modest loan growth and the net effect of the funding for the repurchase of the remaining preferred shares issued under the CPP.

The yield on earning assets was 3.96% for the first nine months of 2011, 12 bp lower than the comparable period last year. The yield on securities and short-term investments decreased 14 bp (to 2.94%), impacted by the lower interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium. Loan yields were down 17 bp, (to 4.47%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.

The rate on interest-bearing liabilities of 0.88% for the first nine months of 2011 was 20 bp lower than the same period in 2010. Rates on interest-bearing deposits were down 17 bp (to 0.62%, reflecting the low rate environment and a targeted reduction of higher cost deposit products). The cost of short and long-term funding decreased 118 bp (to 1.55%), with the cost of short-term funding down 62 bp while the cost of long-term funding increased 24 bp.

Average earning assets were $19.4 billion for the first nine months of 2011, a decrease of $1.4 billion or 6.5% from the comparable period last year. Average securities and short-term investments decreased $1.0 billion, while loans declined $0.4 billion. The decrease in average loans was comprised of decreases in commercial loans (down $0.9 billion) and retail loans (down $0.2 billion), while residential mortgage loans increased (up $0.7 billion).

Average interest-bearing liabilities of $15.1 billion for the first nine months of 2011 were $1.5 billion or 8.8% lower than the first nine months of 2010. In keeping with the Corporation’s funding strategy, the Corporation continued to reduce noncustomer network and brokered deposits during the quarter. On average, interest-bearing deposits declined $3.1 billion (primarily attributable to a $1.5 billion reduction in network transaction deposits, a $0.9 billion reduction in interest-bearing demand deposits, and a $0.6 billion decrease in other time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $0.3 billion. Average short and long-term funding balances increased $1.7 billion between the comparable nine-month periods, primarily attributable to a $1.4 million increase in customer funding.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans:(1)(2)(3)
Commercial	$7,121,706	$232,727	4.37%	$8,002,403	$258,475	4.32%
Residential mortgage	2,685,994	84,564	4.20	2,006,806	74,277	4.94
Retail	3,213,434	118,127	4.91	3,379,368	131,747	5.21

Total loans	13,021,134	435,418	4.47	13,388,577	464,499	4.64
Investment securities	5,658,000	136,665	3.22	5,386,201	163,834	4.06
Other short-term investments	741,438	4,324	0.78	2,001,883	6,615	0.44

Investments and other(1)	6,399,438	140,989	2.94	7,388,084	170,449	3.08

Total earning assets	19,420,572	576,407	3.96	20,776,661	634,948	4.08
Other assets, net	2,111,598			2,047,577

Total assets	$21,532,170			$22,824,238

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$977,064	$861	0.12%	$894,445	$857	0.13%
Interest-bearing demand deposits	1,878,417	2,314	0.16	2,796,295	4,968	0.24
Money market deposits	5,093,270	12,736	0.33	6,490,856	26,215	0.54
Time deposits, excluding Brokered CDs	2,678,134	32,001	1.60	3,317,251	47,294	1.91

Total interest-bearing deposits, excluding Brokered CDs	10,626,885	47,912	0.60	13,498,847	79,334	0.79
Brokered CDs	319,501	2,882	1.21	584,153	3,650	0.84

Total interest-bearing deposits	10,946,386	50,794	0.62	14,083,000	82,984	0.79
Short and long-term funding	4,182,908	48,540	1.55	2,500,326	51,131	2.73

Total interest-bearing liabilities	15,129,294	99,334	0.88	16,583,326	134,115	1.08

Noninterest-bearing demand deposits	3,288,737			3,029,719
Other liabilities	69,267			31,693
Stockholders’ equity	3,044,872			3,179,500

Total liabilities and equity	$21,532,170			$22,824,238

Interest rate spread			3.08%			3.00%
Net free funds			0.20			0.22

Net interest income, taxable equivalent, and net interest margin		$477,073	3.28%		$500,833	3.22%

Taxable equivalent adjustment		16,067			17,914

Net interest income		$461,006			$482,919

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans:(1)(2)(3)
Commercial	$7,337,527	$79,161	4.28%	$7,502,980	$82,606	4.37%
Residential mortgage	2,869,445	29,385	4.09	2,004,284	24,025	4.78
Retail	3,169,956	38,102	4.78	3,348,527	43,121	5.12

Total loans	13,376,928	146,648	4.36	12,855,791	149,752	4.63
Investment securities	5,430,677	42,314	3.12	5,261,585	49,749	3.78
Other short-term investments	722,402	1,428	0.79	2,543,122	2,629	0.42

Investments and other(1)	6,153,079	43,742	2.84	7,804,707	52,378	2.69

Total earning assets	19,530,007	190,390	3.88	20,660,498	202,130	3.90
Other assets, net	2,199,180			2,066,710

Total assets	$21,729,187			$22,727,208

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,013,333	$289	0.11%	$910,970	316	0.14%
Interest-bearing demand deposits	2,056,082	945	0.18	2,637,952	1,292	0.19
Money market deposits	5,092,120	3,841	0.30	6,824,352	9,216	0.54
Time deposits, excluding Brokered CDs	2,565,898	9,718	1.50	3,197,087	13,805	1.71

Total interest-bearing deposits, excluding Brokered CDs	10,727,433	14,793	0.55	13,570,361	24,629	0.72
Brokered CDs	260,765	851	1.29	480,074	1,250	1.03

Total interest-bearing deposits	10,988,198	15,644	0.56	14,050,435	25,879	0.73
Short and long-term funding	4,227,319	16,291	1.54	2,326,469	16,433	2.81

Total interest-bearing liabilities	15,215,517	31,935	0.83	16,376,904	42,312	1.03

Noninterest-bearing demand deposits	3,417,113			3,087,670
Other liabilities	109,379			55,892
Stockholders’ equity	2,987,178			3,206,742

Total liabilities and equity	$21,729,187			$22,727,208

Interest rate spread			3.05%			2.87%
Net free funds			0.18			0.21

Net interest income, taxable equivalent, and net interest margin		$158,455	3.23%		$159,818	3.08%

Taxable equivalent adjustment		5,295			5,914

Net interest income		$153,160			$153,904

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 3

Volume / Rate Variance – Taxable Equivalent Basis

($ in Thousands)

	Comparison of			Comparison of
	Nine Months Ended Sept. 30, 2011 vs. 2010			Three Months Ended Sept. 30, 2011 vs. 2010
		Variance Attributable to			Variance Attributable to
	Income/Expense	Volume	Rate	Income/Expense	Volume	Rate
	Variance (1)			Variance (1)
INTEREST INCOME:(2)
Loans:
Commercial	$(25,748)	$(28,750)	$3,002	$(3,445)	$(1,799)	$(1,646)
Residential mortgage	10,287	22,558	(12,271)	5,360	9,214	(3,854)
Retail	(13,620)	(6,299)	(7,321)	(5,019)	(2,233)	(2,786)

Total loans	(29,081)	(12,491)	(16,590)	(3,104)	5,182	(8,286)
Investment securities	(27,169)	7,933	(35,102)	(7,435)	1,555	(8,990)
Other short-term investments	(2,291)	(5,610)	3,319	(1,201)	(2,664)	1,463

Investments and other	(29,460)	2,323	(31,783)	(8,636)	(1,109)	(7,527)

Total interest income	$(58,541)	$(10,168)	$(48,373)	$(11,740)	$4,073	$(15,813)
INTEREST EXPENSE:
Interest-bearing deposits:
Savings deposits	$4	$76	(72)	$(27)	$33	$(60)
Interest-bearing demand deposits	(2,654)	(1,372)	(1,282)	(347)	(271)	(76)
Money market deposits	(13,479)	(4,868)	(8,611)	(5,375)	(1,962)	(3,413)
Time deposits, excluding Brokered CDs	(15,293)	(8,311)	(6,982)	(4,087)	(2,519)	(1,568)

Interest-bearing deposits, excluding Brokered CDs	(31,422)	(14,475)	(16,947)	(9,836)	(4,719)	(5,117)
Brokered CDs	(768)	(2,024)	1,256	(399)	(664)	265

Total interest-bearing deposits	(32,190)	(16,499)	(15,691)	(10,235)	(5,383)	(4,852)
Short and long-term funding	(2,591)	25,323	(27,914)	(142)	9,533	(9,675)

Total interest expense	$(34,781)	$8,824	$(43,605)	$(10,377)	$4,150	$(14,527)

Net interest income, taxable equivalent	$(23,760)	$(18,992)	$(4,768)	$(1,363)	$(77)	$(1,286)

(1)	The change in interest due to both rate and volume has been allocated proportionately to volume variance and rate variance based on the relationship of the absolute dollar change in each.
(2)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2011 was $51 million, compared to $327 million for the first nine months of 2010 and $390 million for the full year of 2010. Net charge offs were $128 million for first nine months 2011, compared to $379 million for the first nine months 2010 and $487 million for the full year of 2010. Annualized net charge offs as a percent of average loans for first nine months 2011 were 1.32%, compared to 3.78% for the first nine months of 2010 and 3.69% for the full year of 2010. At September 30, 2011, the allowance for loan losses was $400 million, down from $522 million at September 30, 2010 and $477 million at December 31, 2010. The ratio of the allowance for loan losses to total loans was 2.96%, compared to 4.22% at September 30, 2010 and 3.78% at December 31, 2010. Nonaccrual loans at September 30, 2011, were $403 million, compared to $728 million at September 30, 2010, and $574 million at December 31, 2010. See Tables 8 and 9.

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

Noninterest Income

Noninterest income for the first nine months of 2011 was $208.6 million, down $52.2 million (20.0%) from the first nine months of 2010. Core fee-based revenue (as defined in Table 4 below) was $182.3 million, down $12.7 million from the comparable period last year. Net mortgage banking income was down $16.9 million from the first nine months of 2010. Net losses on investment securities and asset sales combined were $4.2 million, compared to a net gain of $24.3 million for the first nine months of 2010. All other noninterest income categories combined were $27.4 million, up $5.8 million versus the comparable period last year. For the remainder of 2011, the Corporation expects continued pressure on core-fee based revenues due to the challenging economic and regulatory environments.

TABLE 4

Noninterest Income

($ in Thousands)

	3rd Qtr.	3rd Qtr.	Dollar	Percent	YTD	YTD	Dollar	Percent
	2011	2010	Change	Change	2011	2010	Change	Change
Trust service fees	$9,791	$9,462	$329	3.5%	$29,634	$28,335	$1,299	4.6%
Service charges on deposit accounts	19,949	23,845	(3,896)	(16.3)	58,125	76,350	(18,225)	(23.9)
Card-based and other nondeposit fees	15,291	14,906	385	2.6	46,636	43,457	3,179	7.3
Retail commission income	15,047	15,276	(229)	(1.5)	47,903	46,815	1,088	2.3

Core fee-based revenue	60,078	63,489	(3,411)	(5.4)	182,298	194,957	(12,659)	(6.5)
Mortgage banking income	13,467	23,502	(10,035)	(42.7)	29,392	42,809	(13,417)	(31.3)
Mortgage servicing rights expense	8,946	14,495	(5,549)	(38.3)	26,346	22,902	3,444	15.0

Mortgage banking, net	4,521	9,007	(4,486)	(49.8)	3,046	19,907	(16,861)	(84.7)
Capital market fees, net	3,273	891	2,382	267.3	4,761	885	3,876	438.0
Bank owned life insurance (“BOLI”) income	3,990	3,756	234	6.2	11,076	11,252	(176)	(1.6)
Other	1,737	3,743	(2,006)	(53.6)	11,608	9,543	2,065	21.6

Subtotal (“fee income”)	73,599	80,886	(7,287)	(9.0)	212,789	236,544	(23,755)	(10.0)
Asset sale losses, net	(1,179)	(2,354)	1,175	(49.9)	(3,374)	(2,518)	(856)	34.0
Investment securities gains (losses), net	(744)	3,365	(4,109)	N/M	(802)	26,800	(27,602)	N/M

Total noninterest income	$71,676	$81,897	$(10,221)	(12.5)%	$208,613	$260,826	$(52,213)	(20.0)%

N/M – Not meaningful.

Trust service fees were $29.6 million, up $1.3 million (4.6%) between the comparable nine month periods, primarily due to asset management fees on higher account balances as stock market performance improved. The market value of average assets under management for the nine months ended September 30, 2011 and 2010 was $5.7 billion and $5.3 billion, respectively.

Service charges on deposit accounts were $58.1 million, down $18.2 million (23.9%) from the comparable period last year. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $18.2 million to $29.4 million) due to changes in customer behavior, recent regulatory changes, and changes in deposit account products.

Card-based and other nondeposit fees were $46.6 million, up $3.2 million (7.3%) from the first nine months of 2010, primarily due to higher interchange, letter of credit and other commercial loan servicing fees. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 included a provision, the “Durbin Amendment,” which governs the amount banks can charge as interchange fees. The Corporation expects the Durbin Amendment will negatively impact card-based fees by approximately $4 million for the fourth quarter of 2011 and the annualized impact going forward will be approximately $17 million to $19 million. Retail commissions (which include commissions from insurance and brokerage product sales) were $47.9 million for the first nine months of 2011, up $1.1 million (2.3%) compared to the first nine months of 2010, primarily attributable to higher variable annuity fees (up $1.2 million to $4.1 million).

Net mortgage banking income was $3.0 million for the first nine months of 2011, compared to $19.9 million for the comparable period last year. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $29.4 million for the first nine months of 2011, a decrease of $13.4 million compared to the first nine months of 2010. This $13.4 million decrease was primarily attributable to a lower volume of loans sold to the secondary market, resulting in lower gains on sales and related income (down $12.0 million). Secondary mortgage production was $1.0 billion for the first nine months of 2011, compared to $1.7 billion for the first nine months of 2010.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $3.4 million higher than the first nine months of 2010, with a $2.9 million increase to the valuation reserve (comprised of a $9.0 million addition to the valuation reserve for the first nine months of 2011 compared to a $6.1 million addition to the valuation reserve for the first nine months of 2010) and $0.5 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. At September 30, 2011, the mortgage servicing rights asset, net of its valuation allowance, was $47.4 million, representing 65 bp of the $7.3 billion servicing portfolio, compared to a net mortgage servicing rights asset of $59.5 million, representing 76 bp of the $7.9 billion servicing portfolio at September 30, 2010. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk management related products and services provided to our customers) were $4.8 million for the first nine months of 2011, compared to $0.9 million for the comparable period in 2010. The increase in capital market fees, net was due to an increase in interest rate risk related fees of $2.1 million, an increase in foreign currency related fees of $0.7 million and by a $1.1 million higher (favorable) credit valuation adjustment on interest rate risk related services.

Other income of $11.6 million was $2.1 million higher than the first nine months of 2010, primarily due to an increase in limited partnership income.

Net asset sale losses were $3.4 million for the first nine months of 2011, compared to net asset sale losses of $2.5 million for the comparable period last year, with the unfavorable change primarily due to higher losses on sales of other assets and other real estate owned. Net investment securities losses of $0.8 million for the first nine months of 2011 were primarily attributable to credit-related other-than-temporary write-downs on various equity securities and a trust preferred debt security, while net investment securities gains of $26.8 million for the first nine months of 2010 were attributable to net gains of $28.9 million on the sale of mortgage-related and municipal securities, partially offset by $2.1 million of credit-related other-than-temporary write-downs on various trust preferred debt securities, a non-agency mortgage-related security and an equity security. See Note 5, “Investment Securities,” of the notes to consolidated financial statements for additional disclosure.

Noninterest Expense

Noninterest expense was $485.2 million for the first nine months of 2011, up $21.7 million (4.7%) over the comparable period last year. Personnel expense was up $29.2 million (12.2%) between the comparable nine month periods, while all remaining expense categories on a combined basis were down $7.4 million (3.3%). For the remainder of 2011, the Corporation expects a moderate increase in noninterest expenses as it continues to execute on its strategic priorities, including investments in our personnel, information systems, and branch network.

TABLE 5

Noninterest Expense

($ in Thousands)

	3rd Qtr. 2011	3rd Qtr. 2010	Dollar Change	Percent Change	YTD 2011	YTD 2010	Dollar Change	Percent Change
Personnel expense	$90,377	$80,640	$9,737	12.1%	$268,510	$239,337	$29,173	12.2%
Occupancy	14,205	12,157	2,048	16.8	42,143	37,038	5,105	13.8
Equipment	4,851	4,637	214	4.6	14,587	13,472	1,115	8.3
Data processing	7,887	7,502	385	5.1	23,395	22,667	728	3.2
Business development and advertising	5,539	4,297	1,242	28.9	16,134	13,515	2,619	19.4
Other intangible asset amortization	1,179	1,206	(27)	(2.2)	3,535	3,713	(178)	(4.8)
Legal and professional fees	4,289	6,774	(2,485)	(36.7)	13,554	15,086	(1,532)	(10.2)
Losses other than loans	1,659	2,504	(845)	(33.7)	6,031	7,323	(1,292)	(17.6)
Foreclosure / OREO expense	7,662	7,349	313	4.3	23,250	23,984	(734)	(3.1)
FDIC expense	6,906	11,426	(4,520)	(39.6)	22,348	35,282	(12,934)	(36.7)
Stationery and supplies	1,465	1,344	121	9.0	4,539	4,139	400	9.7
Courier	1,136	1,063	73	6.9	3,429	3,205	224	7.0
Postage	1,114	1,266	(152)	(12.0)	4,007	4,568	(561)	(12.3)
Other	13,891	14,415	(524)	(3.6)	39,760	40,148	(388)	(1.0)

Total noninterest expense	$162,160	$156,580	$5,580	3.6%	$485,222	$463,477	$21,745	4.7%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $268.5 million for the first nine months of 2011, up $29.2 million (12.2%) versus the first nine months of 2010. Average full-time equivalent employees were 4,961 for the first nine months of 2011, up 3.6% from 4,790 for the first nine months of 2010. Salary-related expenses increased $23.6 million (12.2%). This increase was primarily the result of higher compensation and commissions (up $20.3 million or 11.4%, including merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants), combined with higher performance based incentives (up $2.1 million or 19.4%). Fringe benefit expenses were up $5.6 million (12.0%) versus the first nine months of 2010, including higher benefit plan and other fringe benefit expenses (up $3.0 million or 10.2%) and higher costs of premium-based benefits (up $2.6 million or 15.1%).

Nonpersonnel noninterest expenses on a combined basis were $216.7 million, down $7.4 million (3.3%) compared to the comparable period in 2010. FDIC expense decreased $12.9 million due to the decline in the assessable deposit base as well as a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment effective April 1, 2011). Legal and professional fees decreased $1.5 million primarily due to lower legal and other professional consultant costs related to corporate projects completed in 2010. Losses other than loans were down $1.3 million due to lower expenses associated with the reserve for losses on unfunded commitments. Occupancy expense increased $5.1 million (13.8%) and equipment expense increased $1.1 million (8.3%), primarily attributable to strategic investments in our systems and infrastructure. Business development and advertising was up $2.6 million (19.4%) due to targeted marketing campaigns.

Income Taxes

For the first nine months of 2011, the Corporation recognized income tax expense of $34.8 million, compared to income tax benefit of $31.9 million for the first nine months of 2010. The change in income tax was primarily due to the level of pretax income (loss) between the comparable nine-month periods. The effective tax rate was 26.10% for the first nine months of 2011, compared to an effective tax benefit of (68.20%) for the first nine months of 2010. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

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

Balance Sheet

At September 30, 2011, total assets were $21.9 billion, an increase of $117 million since December 31, 2010. The increase in assets was primarily due to an $887 million increase in loans, partially offset by a $648 million decrease in investment securities available for sale and a $203 million decrease in cash and cash equivalents. The change in assets was primarily funded by short and long-term funding, as deposits declined since year end 2010.

Loans of $13.5 billion at September 30, 2011, were up $887 million from December 31, 2010, with increases in residential mortgage loans (up $494 million), commercial and industrial loans (up $311 million), and commercial real estate loans (up $161 million), partially offset by a $123 million decrease in installment loans. The Corporation expects a moderate pace of loan growth, in the range of 2-3%, for the fourth quarter of 2011. Investment securities available for sale were $5.5 billion, down $648 million from year end 2010 (primarily due to calls and maturities of mortgage-related and municipal securities during the first nine months of 2011).

At September 30, 2011, total deposits of $14.8 billion were down $443 million from December 31, 2010. Since December 31, 2010, money market deposits decreased $229 million, brokered CDs fell $239 million and other time declined $328 million, while all other interest bearing transaction deposits increased $327 million, reflecting the Corporation’s continued strategy for reducing its utilization of network transaction deposits and brokered deposits. Noninterest-bearing demand deposits were level at $3.7 billion and represented 25% of total deposits, compared to 24% of total deposits at December 31, 2010. Short and long-term funding of $4.0 billion was up $848 million since year-end 2010, with customer funding up $1.4 billion and long-term funding increasing $64 million (reflecting the issuance of $430 million of senior notes, net of the repayment of $200 million of long-term FHLB advances and $170 of subordinated debt), while other short-term funding was down $665 million. The change in mix within deposits and short and long-term funding represents the Corporation’s strategy to optimize its funding base.

Since September 30, 2010, loans increased $1.1 billion, with commercial loans up $225 million and residential mortgage loans up $942 million, reflecting the impact of the 2010 loan sales and discounted payoffs to improve credit metrics, as well as the Corporation’s comprehensive risk appetite and loan portfolio shaping analysis performed during 2010. Since September 30, 2010, deposits declined $2.0 billion, primarily attributable to a $1.1 billion decrease in money market deposits (which includes a $1.1 billion decrease in network transaction deposits), a $0.9 billion decrease in interest-bearing demand deposits, and a $0.6 billion decrease in other time deposits. Long-term funding was down $236 million, reflecting the issuance of $430 million of senior notes, net of the repayment of $300 million of long-term FHLB advances, $200 million of long-term repurchase agreements, and $170 million of subordinated debt. Given the decrease in deposit balances and long-term funding, short funding was increased by $2.0 billion since September 30, 2010, including a $1.8 billion increase in customer funding and a $0.2 billion increase in other short-term funding.

TABLE 6

Period End Loan Composition

($ in Thousands)

	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$3,360,502	25%	$3,202,301	24%	$2,972,651	24%	$3,049,752	24%	$2,989,238	24%
Commercial real estate	3,550,027	26	3,423,686	26	3,382,481	27	3,389,213	27	3,494,342	28
Real estate construction	554,024	4	533,804	4	525,236	4	553,069	4	736,387	6
Lease financing	54,849	1	54,001	1	56,458	—	60,254	—	74,690	1

Total commercial	7,519,402	56	7,213,792	55	6,936,826	55	7,052,288	55	7,294,657	59
Home equity(1)	2,571,404	19	2,594,029	20	2,576,736	20	2,523,057	20	2,457,461	20
Installment	572,243	4	589,714	4	605,767	5	695,383	6	721,480	6

Total retail	3,143,647	23	3,183,743	24	3,182,503	25	3,218,440	26	3,178,941	26
Residential mortgage	2,840,458	21	2,692,054	21	2,535,993	20	2,346,007	19	1,898,795	15

Total loans	$13,503,507	100%	$13,089,589	100%	$12,655,322	100%	$12,616,735	100%	$12,372,393	100%

(1) Home equity includes home equity lines and residential mortgage junior liens.

Farmland	$27,871	1%	$30,946	1%	$35,032	1%	$36,741	1%	$39,986	1%
Multi-family	663,284	19	566,641	17	538,607	16	485,977	14	528,846	15
Owner occupied	1,068,616	30	1,030,060	30	1,027,826	30	1,049,798	31	1,086,258	31
Non-owner occupied	1,790,256	50	1,796,039	52	1,781,016	53	1,816,697	54	1,839,252	53

Commercial real estate	$3,550,027	100%	$3,423,686	100%	$3,382,481	100%	$3,389,213	100%	$3,494,342	100%

1-4 family construction	$94,442	17%	$92,000	17%	$91,349	17%	$96,296	17%	$137,109	19%
All other construction	459,582	83	441,804	83	433,887	83	456,773	83	599,278	81

Real estate construction	$554,024	100%	$533,804	100%	$525,236	100%	$553,069	100%	$736,387	100%

TABLE 7

Period End Deposit and Customer Funding Composition

($ in Thousands)

	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,711,570	25%	$3,218,722	23%	$3,285,604	23%	$3,684,965	24%	$3,054,121	18%
Savings	1,013,195	7	1,007,337	7	973,122	7	887,236	6	902,077	5
Interest-bearing demand	2,071,627	14	1,931,519	14	1,755,367	13	1,870,664	12	2,921,700	17
Money market	5,205,401	35	4,982,492	35	4,968,510	35	5,434,867	36	6,312,912	38
Brokered CDs	203,827	1	316,670	2	324,045	2	442,640	3	442,209	3
Other time	2,576,790	18	2,609,310	19	2,716,995	20	2,905,021	19	3,171,841	19

Total deposits	$14,782,410	100%	$14,066,050	100%	$14,023,643	100%	$15,225,393	100%	$16,804,860	100%
Customer repo sweeps	871,619		930,101		1,048,516		563,884		209,866
Customer repo term	1,141,450		1,147,938		887,434		—		—

Total customer funding	2,013,069		2,078,039		1,935,950		563,884		209,866

Total deposits and customer funding	$16,795,479		$16,144,089		$15,959,593		$15,789,277		$17,014,726

Network transaction deposits included above in interest-bearing demand and money market	$875,630		$824,003		$936,688		$1,144,134		$1,970,050

Total network transaction deposits and Brokered CDs	1,079,457		1,140,673		1,260,733		1,586,774		2,412,259

Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,716,022		$15,003,416		$14,698,860		$14,202,503		$14,602,467

Allowance for Loan Losses

Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 6), net charge offs (see Table 8) and nonperforming assets (see Table 9). The Corporation’s process, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized and non-criticized categories. The allocation methodology focuses on evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio. Management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”), as assessing these numerous factors involves significant judgment.

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. While the methodology used at September 30, 2011 and December 31, 2010, was generally comparable, several refinements (described below) were incorporated into the historical loss factor allocation process during the first quarter of 2011. The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan losses.

The allocation methodology consists of the following components: First, as reflected in Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit score, and industry statistics. During the first quarter of 2011, management refined its process for determining historical loss rates by incorporating default and loss severity rates at a more granular level within each loan portfolio. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations, estimation, collateral valuation, and model risk, and other relevant considerations.

At September 30, 2011, the allowance for loan losses was $400 million compared to $522 million at September 30, 2010, and $477 million at December 31, 2010. At September 30, 2011, the allowance for loan losses to total loans was 2.96% and covered 99% of nonaccrual loans, compared to 4.22% and 72%, respectively, at September 30, 2010, and 3.78% and 83%, respectively, at December 31, 2010. The provision for loan losses for the first nine months of 2011 was $51 million, compared to $327 million for the first nine months of 2010, and $390 million for the full year 2010. Net charge offs were $128 million for the nine months ended September 30, 2011, $379 million for the comparable period ended September 30, 2010, and $487 million for the full year 2010. The ratio of net charge offs to average loans on an annualized basis was 1.32%, 3.78%, and 3.69% for the nine months ended September 30, 2011, and 2010, and the full year 2010, respectively. Net charge offs for the first nine months of 2011 include $10 million of write-downs related to installment loans transferred to held for sale in the first quarter of 2011. Tables 8 and 9 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

During 2010, the Corporation took action to significantly improve its credit metrics; in addition, the economy began to stabilize later in the year. Through a combination of loan sales and discounted payoffs (resolutions), the Corporation reduced nonaccrual loans with a net book value of $597 million during 2010. Nonaccrual loans were $728 million (representing 5.88% of total loans) at September 30, 2010, and declined to $574 million (representing 4.55% of total loans) at December 31, 2010. Sales of nonaccrual loans and discounted payoffs resulted in the elevated levels of net charge offs and provision for loan losses during 2010 (as noted above). Loans past due 30-89 days were $124 million at September 30, 2010, declining to $120 million at December 31, 2010. Potential problem loans totaled $1.1 billion at September 30, 2010, compared to $964 million at December 31, 2010.

Credit quality continued to improve during the first nine months of 2011. Nonaccrual loans declined to $403 million (representing 2.99% of total loans), down 30% from December 31, 2010, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $144 million at September 30, 2011, an increase of 20% from December 31, 2010 (primarily attributable to two non-owner occupied commercial real estate relationships totaling approximately $37 million which have since paid current), while potential problem loans declined to $660 million, a reduction of 32% from year-end 2010. As a result of the actions taken during the past several quarters and the current economic outlook in the markets we serve, the Corporation expects the provision for loan losses to decline during the fourth quarter of 2011 and net charge offs to remain flat.

Management believes the level of allowance for loan losses to be appropriate at September 30, 2011 and December 31, 2010.

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

TABLE 8

Allowance for Loan Losses

($ in Thousands)

	At and for the Nine Months Ended September 30,						At and for the Year Ended December 31,
	2011			2010			2010
Allowance for Loan Losses:
Balance at beginning of period	$		476,813	$		573,533	$		573,533
Provision for loan losses		51,000			327,010			390,010
Charge offs(1)(2)(3)			(155,676)			(410,124)			(528,492)
Recoveries		27,586			31,599			41,762

Net charge offs(1)(2)(3)			(128,090)			(378,525)			(486,730)

Balance at end of period	$		399,723	$		522,018	$		476,813

Net loan charge offs(1)(2)(3):			(A )			(A )			(A )
Commercial and industrial		$22,081	95		$73,530	318		$100,570	330
Commercial real estate (CRE)		27,856	109		86,849	316		106,952	295
Real estate construction		23,613	582		166,809	N/M		198,688	N/M
Lease financing		(1,801)	N/M		1,897	298		11,056	N/M

Total commercial		71,749	135		329,085	550		417,266	536
Home equity		31,309	162		33,857	183		48,399	195
Installment		14,098	299		5,749	85		8,118	95

Total retail		45,407	189		39,606	157		56,517	169
Residential mortgage		10,934	54		9,834	66		12,947	63

Total net charge offs		$128,090	132		$378,525	378		$486,730	369

CRE & Construction Net Charge Off Detail:			(A )			(A )			(A )
Farmland		$714	291		$289	88		$377	89
Multi-family		2,966	71		12,515	315		13,516	256
Owner occupied		6,437	83		8,786	103		20,563	183
Non-owner occupied		17,739	132		65,259	446		72,496	377

Commercial real estate		$27,856	109		$86,849	316		$106,952	295

1-4 family construction		$9,220	N/M		$29,490	N/M		$41,748	N/M
All other construction		14,393	430		137,319	N/M		156,940	N/M

Real estate construction		$23,613	582		$166,809	N/M		$198,688	N/M

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M – Not meaningful.

Ratios:
Allowance for loan losses to total loans			2.96%			4.22%			3.78%
Allowance for loan losses to net charge offs (annualized)			2.3x			1.0x			1.0x

(1)	Charge offs for the nine months ended September 30, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.
(2)	Charge offs for the year ended December 31, 2010, include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.
(3)	Charge offs for the nine months ended September 30, 2010 include $155 million of write-downs related to commercial loans sold or transferred to held for sale, comprised of write-downs of $20 million on 1-4 family construction, $72 million on all other construction, $9 million on multi-family commercial real estate, $3 million owner occupied commercial real estate, $45 million on non-owner occupied commercial real estate, and $6 million of commercial and industrial.

TABLE 8 (continued)

Allowance for Loan Losses

($ in Thousands)

Quarterly Trends:	September 30, 2011				June 30, 2011			March 31, 2011				December 31, 2010				September 30, 2010
Allowance for Loan Losses:
Balance at beginning of period	$		425,961		$		454,461	$		476,813		$		522,018		$		567,912
Provision for loan losses		4,000				16,000			31,000				63,000				64,000
Charge offs			(38,155)				(52,365)			(65,156)				(118,368)				(122,327)
Recoveries		7,917				7,865			11,804				10,163				12,433

Net charge offs			(30,238)				(44,500)			(53,352)				(108,205)				(109,894)

Balance at end of period	$		399,723		$		425,961	$		454,461		$		476,813		$		522,018

Net loan charge offs:			(A	)			(A )			(A	)			(A	)			(A	)
Commercial and industrial		$3,741	46			$14,026	180		$4,314	60			$27,041	364			$4,274	57
Commercial real estate (CRE)		10,606	120			9,377	111		7,873	94			20,103	231			28,517	319
Real estate construction		5,646	407			6,031	454		11,936	N/M			31,879	N/M			60,488	N/M
Lease financing		(1,889)	N/M			60	44		28	20			9,159	N/M			826	416

Total commercial		18,104	98			29,494	166		24,151	142			88,182	488			94,105	498
Home equity		8,736	134			8,251	127		14,322	227			14,541	231			10,875	175
Installment		764	52			664	42		12,670	759			2,369	131			1,640	74

Total retail		9,500	119			8,915	111		26,992	338			16,910	209			12,515	148
Residential mortgage		2,634	36			6,091	92		2,209	35			3,113	56			3,274	65

Total net charge offs		$30,238	90			$44,500	137		$53,352	171			$108,205	341			$109,894	339

CRE & Construction Net Charge Off Detail:			(A	)			(A )			(A	)			(A	)			(A	)
Farmland		$758	N/M			$(56)	(67)		$12	14			$88	91			$2	2
Multi-family		490	31			1,359	98		1,117	90			1,001	77			4,119	320
Owner occupied		134	5			4,436	174		1,867	72			11,777	438			3,381	121
Non-owner occupied		9,224	202			3,638	82		4,877	110			7,237	157			21,015	443

Commercial real estate		$10,606	120			$9,377	111		$7,873	94			$20,103	231			$28,517	319

1-4 family construction		$2,627	N/M			$2,110	919		$4,483	N/M			$12,258	N/M			$16,409	N/M
All other construction		3,019	264			3,921	357		7,453	N/M			19,621	N/M			44,079	N/M

Real estate construction		$5,646	407			$6,031	454		$11,936	N/M			$31,879	N/M			$60,488	N/M

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M – Not meaningful.

TABLE 9

Nonperforming Assets

($ in Thousands)

	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010

Nonperforming assets:
Nonaccrual loans:
Commercial	$290,116		$350,358		$363,500		$435,781		$591,630
Residential mortgage	63,962		66,752		70,254		76,319		76,589
Retail	49,314		50,501		54,567		62,256		59,658

Total nonaccrual loans (NALs)	403,392		467,611		488,321		574,356		727,877
Other real estate owned (OREO)	42,076		45,712		49,019		44,330		53,101

Total nonperforming assets (NPAs)	$445,468		$513,323		$537,340		$618,686		$780,978

Accruing loans past due 90 days or more:
Commercial	598		11,513		8,774		2,096		25,396
Retail	622		610		606		1,322		1,197

Total accruing loans past due 90 days or more	1,220		12,123		9,380		3,418		26,593

Restructured loans (accruing):
Commercial	82,619		69,657		58,072		48,124		31,083
Residential mortgage	18,943		18,216		17,342		19,378		20,633
Retail	11,521		12,470		12,779		12,433		11,062

Total restructured loans (accruing)	113,083		100,343		88,193		79,935		62,778

Ratios:
Nonaccrual loans to total loans	2.99%		3.57%		3.86%		4.55%		5.88%
NPAs to total loans plus OREO	3.29%		3.91%		4.23%		4.89%		6.29%
NPAs to total assets	2.03%		2.33%		2.50%		2.84%		3.47%
Allowance for loan losses to NALs	99.09%		91.09%		93.07%		83.02%		71.72%
Allowance for loan losses to total loans	2.96%		3.25%		3.59%		3.78%		4.22%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$61,256	2%	$71,183	2%	$76,780	3%	$99,845	3%	$156,697	5%
Commercial real estate	144,893	4%	193,495	6%	186,547	6%	223,927	7%	275,586	8%
Real estate construction	72,300	13%	72,782	14%	84,903	16%	94,929	17%	132,425	18%
Lease financing	11,667	21%	12,898	24%	15,270	27%	17,080	28%	26,922	36%

Total commercial	290,116	4%	350,358	5%	363,500	5%	435,781	6%	591,630	8%
Home equity	46,119	2%	46,777	2%	49,618	2%	51,712	2%	50,901	2%
Installment	3,195	1%	3,724	1%	4,949	1%	10,544	2%	8,757	1%

Total retail	49,314	2%	50,501	2%	54,567	2%	62,256	2%	59,658	2%
Residential mortgage	63,962	2%	66,752	2%	70,254	3%	76,319	3%	76,589	4%

Total nonaccrual loans	403,392	3%	467,611	4%	488,321	4%	574,356	5%	727,877	6%
Commercial real estate owned	27,886		30,629		31,227		31,830		39,002
Residential real estate owned	10,659		11,531		13,423		9,090		10,783
Bank properties real estate owned	3,531		3,552		4,369		3,410		3,316

Other real estate owned	42,076		45,712		49,019		44,330		53,101

Total nonperforming assets	$445,468		$513,323		$537,340		$618,686		$780,978

Commercial real estate & Real estate construction NALs Detail:
Farmland	$1,971	7%	$2,870	9%	$4,296	12%	$4,734	13%	$4,024	10%
Multi-family	9,905	1%	11,092	2%	12,262	2%	23,864	5%	35,696	7%
Owner occupied	47,202	4%	59,725	6%	57,168	6%	59,317	6%	80,883	7%
Non-owner occupied	85,815	5%	119,808	7%	112,821	6%	136,012	7%	154,983	8%

Commercial real estate	$144,893	4%	$193,495	6%	$186,547	6%	$223,927	7%	$275,586	8%

1-4 family construction	$25,439	27%	$24,287	26%	$29,878	33%	$23,963	25%	$28,924	21%
All other construction	46,861	10%	48,495	11%	55,025	13%	70,966	16%	103,501	17%

Real estate construction	$72,300	13%	$72,782	14%	$84,903	16%	$94,929	17%	$132,425	18%

(A)	Ratio of nonperforming loans by type to total loans by type.

TABLE 9 (continued)

Nonperforming Assets

($ in Thousands)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Loans 30-89 days past due by type:
Commercial and industrial	$6,255	$7,581	$36,205	$33,013	$14,505
Commercial real estate	99,545	61,240	40,537	46,486	56,710
Real estate construction	5,493	13,217	3,410	8,016	12,225
Leasing	507	79	135	132	168

Total commercial	111,800	82,117	80,287	87,647	83,608
Home equity	18,165	14,818	14,808	13,886	20,044
Installment	1,956	3,851	2,714	9,624	10,536

Total retail	20,121	18,669	17,522	23,510	30,580
Residential mortgage	12,114	12,573	7,940	8,722	10,065

Total loans past due 30-89 days	$144,035	$113,359	$105,749	$119,879	$124,253

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$164	$55	$96	$47	$237
Multi-family	978	3,932	3,377	2,758	20,240
Owner occupied	29,409	33,753	21,820	9,295	4,887
Non-owner occupied	68,994	23,500	15,244	34,386	31,346

Commercial real estate	$99,545	$61,240	$40,537	$46,486	$56,710

1-4 family construction	658	$4,839	$681	$930	$10,412
All other construction	4,835	8,378	2,729	7,086	1,813

Real estate construction	$5,493	$13,217	$3,410	$8,016	$12,225

Potential problem loans by type:
Commercial and industrial	$207,351	$229,407	$348,949	$354,284	$373,955
Commercial real estate	392,737	382,056	465,376	492,778	553,126
Real estate construction	37,155	63,186	70,824	91,618	175,817
Leasing	507	1,399	1,705	2,617	2,302

Total commercial	637,750	676,048	886,854	941,297	1,105,200
Home equity	4,975	4,515	4,737	3,057	6,495
Installment	272	216	230	703	692

Total retail	5,247	4,731	4,967	3,760	7,187
Residential mortgage	16,550	18,575	19,710	18,672	19,416

Total potential problem loans	$659,547	$699,354	$911,531	$963,729	$1,131,803

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

Nonaccrual loans were $403 million at September 30, 2011, compared to $728 million at September 30, 2010 and $574 million at December 31, 2010. As shown in Table 9, total nonaccrual loans were down $171 million since December 31, 2010, with commercial nonaccrual loans down $146 million while consumer-related nonaccrual loans were down $25 million. Since September 30, 2010, total nonaccrual loans decreased $325 million, with commercial nonaccrual loans down $302 million, while consumer-related nonaccrual loans decreased $23 million. The ratio of nonaccrual loans to total loans was 2.99% at September 30, 2011, compared to 5.88% at September 30, 2010 and 4.55% at year-end 2010. The Corporation’s allowance for loan losses to nonaccrual loans was 99% at September 30, 2011, up from 72% at September 30, 2010 and 83% at December 31, 2010.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At September 30, 2011 accruing loans 90 days or more past due totaled $1.2 million compared to $27 million at September 30, 2010 and $3 million at December 31, 2010.

Restructured Loans: Restructured loans involve the granting of some concession to the borrower involving the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. Beginning in 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets it serves, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with its mortgage customers to provide them with an affordable monthly payment through extension of the maturity date, reduction in interest rate, and / or partial principal forbearance. Beginning in 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans, whereby a troubled loan is restructured into two notes. The first note is reasonably assured of repayment and performance according to the prudently modified terms and is returned to accrual status based on a sustained period of repayment performance under the modified terms (generally a minimum of six months). The portion of the troubled loan that is not reasonably assured of repayment is fully charged off; however, the borrower has not been released from any repayment obligation related to these notes. In accordance with generally accepted accounting principles, the first note need not be disclosed as a troubled debt restructuring in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Corporation was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. To date, the Corporation’s use of the multiple note structure has not been significant, but use of this structure could increase in future periods. At September 30, 2011, the Corporation had total restructured loans of $193 million (including $80 million classified as nonaccrual and $113 million performing in accordance with the modified terms), compared to $116 million at December 31, 2010 (including $36 million classified as nonaccrual and $80 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2011, potential problem loans totaled $660 million, compared to $1.1 billion at September 30, 2010 and $964 million at December 31, 2010. The $304 million decrease in potential problem loans since December 31, 2010, was primarily due to a $147 million decrease in commercial and industrial, a $100 million decrease in commercial real estate and a $54 million decrease in real estate construction.

Other Real Estate Owned: Other real estate owned decreased to $42 million at September 30, 2011, compared to $53 million at September 30, 2010 and $44 million at December 31, 2010. The $11 million decrease in other real estate owned between the

September periods was primarily attributable to a decline in commercial real estate owned (down $11 million). Since December 31, 2010, other real estate owned decreased $2 million, including a $4 million decrease in commercial real estate owned, and a $2 million increase to residential other real estate owned. Net losses on sales of other real estate owned were $3 million for the nine months ended September 30, 2011 and $3 million for the comparable period ended September 30, 2010. For the year-ended December 31, 2010 net losses were $4 million. Write-downs on other real estate owned were $7 million and $6 million for the nine months ended September 30, 2011 and 2010, respectively. For the year-ended December 31, 2010 write-downs were $10 million. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. At September 30, 2011, the Corporation was in compliance with its internal liquidity objectives.

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

	September 30, 2011			December 31, 2010
	Moody’s	S&P	Fitch	Moody’s	S&P	Fitch
Bank short-term	P2	—	F2	P2	—	F2
Bank long-term	A3	BBB	BBB-	A3	BB+	BBB-

Corporation short-term	P2	—	F3	P2	—	F3
Corporation long-term	Baa1	BBB-	BBB-	Baa1	BB-	BBB-
Subordinated debt long-term	Baa2	BB+	BB+	Baa2	B	BB+

Outlook	Stable	Stable	Stable	Stable	Positive	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. In December 2008, the Parent Company filed a “shelf” registration under which the Parent Company may offer any combination of the following securities, either separately or in units: trust preferred securities, debt securities, preferred stock, depositary shares, common stock, and warrants. The Corporation issued $300 million of senior notes in March 2011 and an additional $130 million of senior notes in September 2011 under the December 2008 “shelf” registration. These senior notes are due in 2016 and bear a 5.125% fixed coupon. In addition, the Corporation issued $65 million of depositary shares of 8% perpetual preferred stock. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at September 30, 2011.

In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4.0 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. Cumulative dividends on the Senior Preferred Stock are payable at 5% per annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). While any Senior Preferred Stock is outstanding, the Corporation may pay dividends on common stock, provided that all accrued and unpaid dividends for all past dividend periods on the Senior Preferred Stock are fully paid. On April 6, 2011, the Corporation repurchased half (262,500 shares) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $262.5 million. On September 14, 2011, the Corporation repurchased the remaining shares (262,500) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $262.5 million. As of September 30, 2011, the Common Stock Warrants remain outstanding.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The subsidiary bank is subject to regulation and may be limited in its ability to pay dividends or transfer funds to the Parent Company. On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU required the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. During the third quarter of 2011, the Corporation announced that it had been advised by the OCC that the MOU the Bank had entered into in November 2009 had been terminated. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum requires the Corporation to obtain approval prior to the payment of dividends and interest or principal payments on subordinated debt, increases in funding or guarantees of debt, or the repurchase of common stock. See section “Capital” for additional discussion.

A bank note program associated with the Bank was established during 2000. Under this program, short-term and long-term funding may be issued. As of September 30, 2011, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at September 30, 2011. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.1 billion was outstanding at September 30, 2011). Associated Bank also issues institutional certificates of deposit, network transaction deposits, brokered certificates of deposit, and accepts Eurodollar deposits.

Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2011, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $5.5 billion investment securities portfolio at September 30, 2011, a portion of these securities were pledged to secure $1.1 billion of collateralized deposits and $2.0 billion of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining securities could be pledged or sold to enhance liquidity, if necessary.

For the nine months ended September 30, 2011, net cash provided by operating activities was $243 million, while net cash used in investing and financing activities was $369 million and $77 million, respectively, for a net decrease in cash and cash equivalents of $203 million since year-end 2010. During the first nine months of 2011, assets increased $117 million, with loans up $887 million and investment securities down $648 million. On the funding side, deposits decreased $443 million (reflecting the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits), while short and long-term funding increased $784 million and $64 million, respectively.

For the nine months ended September 30, 2010, net cash provided by operating and investing activities was $353.2 million and $1.8 billion, respectively, while net cash used by financing activities was $399.0 million, for a net increase in cash and cash equivalents of $1.7 billion since year-end 2009. During the first nine months of 2010, assets decreased $349 million, with loans down $1.8 billion and investment securities declining $544 million, while loans held for sale increased $193 million. On the funding side, deposits increased $76 million while short and long-term funding declined $928 million.

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

The resulting simulations for September 30, 2011, projected that net interest income would increase by approximately 2.6% if rates rose by a 100 bp shock. Accordingly, this suggests the Corporation was in an asset sensitive position at September 30, 2011. (Asset sensitive in this context means projected net interest income is positively impacted by projected rising rates, while liability sensitive would mean projected net interest income would be negatively impacted by projected rising interest rates.) At December 31, 2010, the 100 bp shock up was projected to increase net interest income by approximately 1.7%. As of September 30, 2011, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of September 30, 2011, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

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

The following table represents the Corporation’s consolidated static gap position as of September 30, 2011.

	Table 10: Interest Rate Sensitivity Analysis
	Interest Sensitivity Period
	0-90 Days	91-180 Days	181-365 Days	Total Within 1 Year	Over 1 Year	Total
	($ in Thousands)
Earning assets:
Loans held for sale	$201,142	$—	—	201,142	$—	201,142
Investment securities available for sale, at fair value	972,081	275,591	534,072	1,781,744	3,672,072	5,453,816
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	191,128	—	—	191,128	—	191,128
Loans	7,009,575	655,320	1,223,195	8,888,090	4,615,417	13,503,507
Other earning assets	254,828	—	—	254,828	—	254,828

Total earning assets	$8,628,754	$930,911	$1,757,267	$11,316,932	$8,287,489	$19,604,421

Interest-bearing liabilities:
Deposits(1)(2)	$2,532,066	$1,763,333	$3,221,792	$7,517,191	$7,061,392	$14,578,583
Other interest-bearing liabilities(2)	2,279,276	626,370	165,709	3,071,355	1,141,656	4,213,011

Interest rate swap	(100,000)	—	—	(100,000)	100,000	—

Total interest-bearing liabilities	$4,711,342	$2,389,703	$3,387,501	$10,488,546	$8,303,048	$18,791,594

Interest sensitivity gap	$3,917,412	$(1,458,792)	$(1,630,234)	$828,386	$(15,559)	$812,827
Cumulative interest sensitivity gap	$3,917,412	$2,458,620	$828,386

Cumulative gap as a percentage of earning assets at September 30, 2011	20.0%	$12.5%	$4.2%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.
(2)	For analysis purposes, Brokered CDs of $204 million have been included with other interest-bearing liabilities and excluded from deposits.

The static gap analysis in Table 10 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of September 30, 2011, the 12-month cumulative gap results were within the limits under the Corporation’s interest rate risk policy.

At September 30, 2011, the Corporation’s 12-month static gap analysis was slightly positive due to the increases of LIBOR-based loans and other short-term revolving credit arrangements, and a reduction in short-term liabilities as both FHLB advances were not renewed and the Corporation’s subordinated debt was retired. For the remainder of 2011, the Corporation’s objective is to remain relatively neutral. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income and Net Interest Margin.”

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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2011, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.

Table 11 summarizes significant contractual obligations and other commitments at September 30, 2011, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 11: Contractual Obligations and Other Commitments

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$2,284,561	$376,335	$110,320	$9,401	$2,780,617
Short-term funding	2,531,776	—	—	—	2,531,776
Long-term funding	300,060	500,070	435,682	241,596	1,477,408
Operating leases	11,775	21,918	15,857	29,313	78,863
Commitments to extend credit	3,258,694	800,835	502,314	137,475	4,699,318

Total	$8,386,866	$1,699,158	$1,064,173	$417,785	$11,567,982

Capital

Stockholders’ equity at September 30, 2011 was $2.9 billion, down $308 million from December 31, 2010. The $308 million decrease in stockholders’ equity was primarily attributable to the repurchase of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP. At September 30, 2011, stockholders’ equity included $89.3 million of accumulated other comprehensive income compared to $27.6 million of accumulated other comprehensive income at December 31, 2010. The change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $55.6 million at December 31, 2010, to unrealized gains of $114.2 million at September 30, 2011). Cash dividends of $0.03 per share were paid in both the first nine months of 2011 and the first nine months of 2010. Stockholders’ equity to assets was 13.01% and 14.50% at September 30, 2011 and December 31, 2010, respectively.

On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which is an informal agreement between the Bank and the OCC, requires the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. On September 6, 2011, the Corporation announced that it had been advised by the OCC that the MOU the Bank had entered into in November 2009 had been terminated. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. As also required, the Corporation has submitted quarterly progress reports, and has obtained, and will in the future continue to obtain, approval prior to the payment of dividends and interest or principal payments on subordinated debt, increases in funding or guarantees of debt, or the repurchase of common stock.

On November 21, 2008, the Corporation announced that it sold $525 million of Senior Preferred Stock and related Common Stock Warrants to the UST under the Capital Purchase Program (“CPP”). Under the CPP, prior to the third anniversary of the UST’s purchase of the Senior Preferred Stock (November 21, 2011), unless the Senior Preferred Stock has been redeemed or the UST has transferred all of the Senior Preferred Stock to third parties, the consent of the UST will be required for us to redeem, purchase or acquire any shares of our common stock or other capital stock or other equity securities of any kind, other than (i) redemptions, purchases or other acquisitions of the Senior Preferred Stock; (ii) redemptions, purchases or other acquisitions of shares of our common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice; and (iii) certain other redemptions, repurchases or other acquisitions as permitted under the CPP. In 2011, the

Corporation repurchased all of the Senior Preferred Stock issued to the U.S. Department of the Treasury. On April 6, 2011, the Corporation repurchased half (262,500 shares) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $262.5 million and on September 14, 2011, the remaining balance (262,500 shares) was repurchased for $262.5 million. The Senior Preferred Stock repurchases were funded by the issuance of $430 million of senior notes and $65 million of depositary shares of 8% perpetual preferred stock. As of September 30, 2011, the Common Stock Warrants remain outstanding.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2010 and the first nine months of 2011, no shares were repurchased under these authorizations. The Corporation repurchased shares for minimum tax withholding settlements on equity compensation during 2010 and the first nine months of 2011. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased for equity compensation for the three months ended September 30, 2011. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the Memorandum of Understanding with the Federal Reserve Bank of Chicago.

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

TABLE 12

Capital Ratios

(In Thousands, except per share data)

	At or For the Quarter Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010

Total stockholders’ equity	$2,850,619	$2,999,148	$3,194,714	$3,158,791	$3,200,849
Tier 1 capital	2,011,800	2,168,557	2,395,960	2,376,893	2,367,021
Total capital	2,216,594	2,368,081	2,592,118	2,576,297	2,565,227
Market capitalization	1,613,308	2,409,899	2,573,119	2,622,647	2,282,121

Book value per common share	$16.07	$15.81	$15.46	$15.28	$15.53
Tangible book value per common share	10.59	10.33	9.97	9.77	10.02
Cash dividend per common share	0.01	0.01	0.01	0.01	0.01
Stock price at end of period	9.30	13.90	14.85	15.15	13.19
Low closing price for the period	8.95	13.06	13.83	12.57	11.96
High closing price for the period	14.17	15.02	15.36	15.49	13.90

Total stockholders’ equity / assets	13.01%	13.60%	14.88%	14.50%	14.21%
Tangible common equity / tangible assets(1)	8.77	8.49	8.42	8.12	8.03
Tangible stockholders’ equity / tangible assets(2)	9.07	9.71	10.93	10.59	10.41
Tier 1 common equity / risk-weighted assets(3)	12.44	12.61	12.65	12.26	12.31
Tier 1 leverage ratio	9.62	10.46	11.65	11.19	10.78
Tier 1 risk-based capital ratio	14.35	16.03	18.08	17.58	17.68
Total risk-based capital ratio	15.81	17.50	19.56	19.05	19.16

Shares outstanding (period end)	173,474	173,374	173,274	173,112	173,019
Basic shares outstanding (average)	173,418	173,323	173,213	173,068	172,989
Diluted shares outstanding (average)	173,418	173,327	173,217	173,072	172,990

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

Comparable Third Quarter Results

The Corporation recorded net income of $41.3 million for the three months ended September 30, 2011, compared to net income of $14.3 million for the three months ended September 30, 2010. Net income available to common equity was $34.0 million for the three months ended September 30, 2011, or net income of $0.20 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended September 30, 2010, was $6.9 million, or net income of $0.04 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2011 was $158.5 million, $1.4 million lower than the third quarter of 2010 (see Tables 2 and 3). Changes in the rate environment and product pricing lowered net interest income by $1.3 million while changes in the balance sheet volume and mix decreased taxable equivalent net interest income by $0.1 million. The Federal funds target rate was unchanged for both the third quarter of 2011 and the third quarter of 2010. The net interest margin between the comparable quarters was up 15 bp, to 3.23% in the third quarter of 2011, comprised of a 18 bp higher interest rate spread (to 3.05%, as the yield on earning assets declined 2 bp and the rate on interest-bearing liabilities fell 20 bp) and a 3 bp lower contribution from net free funds (to 0.18%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds). Average earning assets declined $1.1 billion to $19.5 billion in the third quarter of 2011, with average loans up $0.5 billion (predominantly in residential mortgage loans) and investments down $1.6 billion. On the funding side, average interest-bearing deposits were down $3.1 billion, while average demand deposits increased $0.3 billion. On average, short and long-term funding balances were up $1.9 billion, comprised of a $1.7 billion increase in customer funding, a $0.5 billion increase in other short-term funding, and a $0.3 billion decrease in long-term funding.

Credit metrics continued to improve with nonaccrual loans declining to $403 million (2.99% of total loans) at September 30, 2011, compared to $728 million (5.88% of total loans) at September 30, 2010 (see Table 9). Compared to the third quarter of 2010, potential problem loans were down 42% to $660 million. As a result of these improving credit metrics, the provision for loan losses for the third quarter of 2011 declined to $4 million (or $26 million less than net charge offs), compared to $64 million (or $46 million less than net charge offs) in the third quarter of 2010 (see Table 8). Annualized net charge offs represented 0.90% of average loans for the third quarter of 2011 compared to 3.39% for the third quarter of 2010. The allowance for loan losses to loans at September 30, 2011 was 2.96%, compared to 4.22% at September 30, 2010. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2011 decreased $10.2 million (12.5%) to $71.7 million versus the third quarter of 2010. Core fee-based revenues of $60.1 million were down $3.4 million (5.4%) versus the comparable quarter in 2010. Net mortgage banking decreased $4.5 million from the third quarter of 2010, predominantly due to lower gains on sales and related income as mortgage loan production returned to more normal levels (secondary mortgage production was $471 million for the third quarter of 2011 compared to secondary mortgage production of $728 million for the third quarter of 2010). Net asset sale losses were $1.2 million for the third quarter of 2011, compared to losses of $2.4 million for the third quarter of 2010, primarily due to lower losses on sales of other real estate owned. Investment securities losses of $0.7 million for the third quarter 2011 were down $4.1 million from investment securities gains of $3.4 million in the third quarter 2010, primarily due to gains on the sale of mortgage-related and municipal securities during the third quarter of 2010.

On a comparable quarter basis, noninterest expense increased $5.6 million (3.6%) to $162.2 million in the third quarter of 2011. Personnel expense increased $9.7 million (12.1%) from the third quarter of 2010, with salary-related expenses up $8.0 million (average full-time equivalent employees increased 3.2% between the comparable third quarter periods) and fringe benefit expenses were up $1.7 million. Occupancy expense of $14.2 million was up $2.0 million (16.8%) from the third quarter of 2010, primarily attributable to strategic investments in our systems and infrastructure. FDIC expense decreased $4.5 million (39.6%) due to the decline in the assessable deposit base as well as a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment effective April 1, 2011).

For the third quarter of 2011, the Corporation recognized income tax expense of $17.3 million, compared to income tax expense of $0.9 million for the third quarter of 2010. The change in income tax was primarily due to the level of pretax income between the comparable quarters. The effective tax rate was 29.55% and 6.03% for the third quarter of 2011 and the third quarter of 2010, respectively. Income tax expense was also impacted by ongoing federal and state income tax audits and changes in tax law.

TABLE 13

Selected Quarterly Information

($ in Thousands)

	For the Quarter Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Summary of Operations:
Net interest income	$153,160	$154,123	$153,723	$150,860	$153,904
Provision for loan losses	4,000	16,000	31,000	63,000	64,000
Noninterest income
Trust service fees	9,791	10,012	9,831	9,518	9,462
Service charges on deposit accounts	19,949	19,112	19,064	20,390	23,845
Card-based and other nondeposit fees	15,291	15,747	15,598	15,842	14,906
Retail commission income	15,047	16,475	16,381	14,441	15,276

Core fee-based revenue	60,078	61,346	60,874	60,191	63,489
Mortgage banking, net	4,521	(3,320)	1,845	13,229	9,007
Capital market fees, net	3,273	(890)	2,378	5,187	891
BOLI income	3,990	3,500	3,586	4,509	3,756
Asset sale gains (losses), net	(1,179)	(209)	(1,986)	514	(2,354)
Investment securities gains (losses), net	(744)	(36)	(22)	(1,883)	3,365
Other	1,737	4,364	5,507	2,950	3,743

Total noninterest income	71,676	64,755	72,182	84,697	81,897
Noninterest expense
Personnel expense	90,377	89,203	88,930	83,912	80,640
Occupancy	14,205	12,663	15,275	12,899	12,157
Equipment	4,851	4,969	4,767	4,899	4,637
Data processing	7,887	7,974	7,534	7,047	7,502
Business development and advertising	5,539	5,652	4,943	4,870	4,297
Other intangible asset amortization	1,179	1,178	1,178	1,206	1,206
Legal and professional fees	4,289	4,783	4,482	5,353	6,774
Losses other than loans	1,659	(1,925)	6,297	7,470	2,504
Foreclosure / OREO expense	7,662	9,527	6,061	9,860	7,349
FDIC expense	6,906	7,198	8,244	11,095	11,426
Other	17,606	17,664	16,465	18,232	18,088

Total noninterest expense	162,160	158,886	164,176	166,843	156,580
Income tax expense (benefit)	17,337	9,610	7,876	(8,294)	917

Net income	41,339	34,382	22,853	14,008	14,304
Preferred stock dividends and discount accretion	7,305	8,812	7,413	7,400	7,389

Net income available to common equity	$34,034	$25,570	15,440	6,608	6,915

Taxable equivalent net interest income	$158,455	$159,455	$159,163	$156,581	$159,818
Net interest margin	3.23%	3.29%	3.32%	3.13%	3.08%
Effective tax rate (benefit)	29.55%	21.84%	25.63%	(145.13)%	6.03%

Average Balances:
Assets	$21,729,187	$21,526,155	$21,336,858	$22,034,041	$22,727,208
Earning assets	19,530,007	19,431,292	19,297,866	19,950,784	20,660,498
Interest-bearing liabilities	15,215,517	15,261,514	14,907,465	15,476,002	16,376,904
Loans	13,376,928	13,004,904	12,673,844	12,587,702	12,855,791
Deposits	14,405,311	14,052,689	14,245,614	16,452,473	17,138,105
Short and long-term funding	4,227,319	4,434,500	3,883,122	2,311,016	2,326,469
Stockholders’ equity	2,987,178	2,976,840	3,172,636	3,195,657	3,206,742

Sequential Quarter Results

The Corporation recorded net income of $41.3 million for the three months ended September 30, 2011, compared to net income of $34.4 million for the three months ended June 30, 2011. Net income available to common equity was $34.0 million for the three months ended September 30, 2011, or net income of $0.20 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended June 30, 2011, was $25.6 million, or net income of $0.15 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2011 was $158.5 million, $1.0 million lower than the second quarter of 2011. Consistent with the Corporation’s strategy of funding loan growth primarily through investment securities run-off, net interest income from loans grew quarter-over-quarter, while investment securities income continued to contract. Changes in the rate environment and product pricing decreased net interest income by $4.6 million, while changes in balance sheet volume and mix increased taxable equivalent net interest income by $3.0 million and one extra day in the third quarter increased net interest income by $0.7 million. The Federal funds target rate was unchanged for both the third quarter of 2011 and the second quarter of 2011. The net interest margin between the sequential quarters was down 6 bp, to 3.23% in the third quarter of 2011, comprised of a 4 bp lower interest rate spread (to 3.05%, as the yield on earning assets declined 12 bp and the rate on interest-bearing liabilities declined 8 bp) and a decline of 2 bp in net free funds (to 0.18%). Average earning assets increased $0.1 billion to $19.5 billion in the third quarter of 2011, with average investments and other short-term investments down $0.3 billion, while average loans increased $0.4 billion (predominantly in commercial and residential mortgage loans). On the funding side, average interest-bearing deposits were up $0.2 billion, while average demand deposits were also up $0.2 billion. On average, short and long-term funding balances were down $0.2 billion, primarily due to a decline in customer funding.

The Corporation reported another quarter of improving credit metrics with nonaccrual loans of $403 million (2.99% of total loans) at September 30, 2011, down from $468 million (3.57% of total loans) at June 30, 2011 (see Table 9). Potential problem loans declined to $660 million, down $39 million (5.7%) from $699 million for the second quarter of 2011. As a result of these improving credit metrics, the provision for loan losses for the third quarter of 2011 decreased to $4 million, compared to $16 million in the second quarter of 2011, with third quarter 2011 provision less than net charge offs by $26 million and second quarter 2011 provision less than net charge offs by $29 million. Annualized net charge offs represented 0.90% of average loans for the third quarter of 2011 compared to 1.37% for the second quarter of 2011. The allowance for loan losses to loans at September 30, 2011 was 2.96%, compared to 3.25% at June 30, 2011 (see Table 8). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2011 increased $6.9 million (10.7%) to $71.7 million versus second quarter 2011. Core fee-based revenues of $60.1 million were down $1.3 million (2.1%) versus second quarter 2011, primarily due to a decline in retail commission income. Net mortgage banking income was $4.5 million, up from a net mortgage banking loss of $3.3 million in the second quarter 2011, predominantly due to increased gains on sales and related income as mortgage loan production nearly doubled from the prior quarter. Net capital market fees were $3.3 million, up from net capital market losses of $0.9 million in the second quarter 2011 due to a favourable change in the credit valuation adjustment related to one credit relationship. Other income of $1.7 million was $2.6 million lower than second quarter 2011, primarily due to a decline in limited partnership income. Net asset sale losses were $1.2 million, compared to net asset sale losses of $0.2 million in second quarter 2011, primarily attributable to an increase in losses on other real estate owned.

On a sequential quarter basis, noninterest expense increased $3.3 million (2.1%) to $162.2 million in the third quarter of 2011. Losses other than loans increased $3.6 million from the second quarter of 2011, with the second quarter of 2011 including a reduction in the expense related to the reserve for losses on unfunded commitments due to improving credit relationships. Occupancy expense increased $1.5 million, primarily attributable to strategic investments in our systems and infrastructure. Foreclosure/OREO expense of $7.7 million decreased $1.9 million from the second quarter 2011 due to a decrease in OREO write-downs and foreclosure costs.

For the third quarter of 2011, the Corporation recognized income tax expense of $17.3 million, compared to income tax expense of $9.6 million for the second quarter of 2011. The change in income tax was primarily due to the level of pretax income between the sequential quarters. The effective tax rate was 29.55% and 21.84% for the third quarter of 2011 and the second quarter of 2011, respectively. Income tax expense was also impacted by ongoing federal and state income tax audits and changes in tax law.

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

In September 2011, the FASB issued amendments intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The amendments are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application. The Corporation will adopt the accounting standard during 2012, as required, with no expected material impact on its results of operations, financial position, and liquidity. Subsequently, in October 2011, the FASB decided that the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

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

Recent Developments

On October 26, 2011, the Board of Directors declared a $0.01 per common share dividend payable on November 16, 2011, to shareholders of record as of November 7, 2011. This cash dividend has not been reflected in the accompanying consolidated financial statements.

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

As of September 30, 2011, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The following is a description of the Corporation’s material pending legal proceedings.

A lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010. The suit alleges that the Bank unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The lawsuit asserts claims for a multi-year period (as limited by the applicable state’s statute of limitations, generally 6 years) and is styled as a putative class action lawsuit on behalf of consumer banking customers of the Bank with the certification of the class pending. In April 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 pending in the United States District Court for the Southern District of Florida, Miami Division for coordinated pre-trial proceedings. The Bank is a member, along with many other banking institutions, of the Fourth Tranche of defendants in this case.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the third quarter of 2011. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - July 31, 2011	—	$—	—	—
August 1 - August 31, 2011	1,871	13.01	—	—
September 1 - September 30, 2011	—	—	—	—

Total	1,871	$13.01	—	—

During the third quarter of 2011, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $24,000 in the third quarter of 2011.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: November 4, 2011	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: November 4, 2011	/s/ Joseph B. Selner
Joseph B. Selner
Chief Financial Officer