Form 10-K
period 2011-12-31
ASSOCIATED BANC-CORP
filed 2012-02-28
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from to

Commission file number: 001-31343

ASSOCIATED BANC-CORP

(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Hansen Road Green Bay, Wisconsin	54304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 491-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share Depositary Shares, Each Representing 1/40th Interest in a Share of Perpetual Preferred Stock, Series B	The Nasdaq Stock Market LLC New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐        No  ☑

As of June 30, 2011, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,380,375,000. This excludes approximately $29,526,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $72,105,000 of market value representing 2.99% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 31, 2012, 173,984,443 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for Annual Meeting of Shareholders on April 24, 2012	Part of Form 10-K Into Which Portions of Documents are Incorporated Part III

ASSOCIATED BANC-CORP

2011 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words such as “may,” “hope,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. We believe that it is important to communicate our future expectations to our investors. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from the expectations we describe in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading “Risk Factors” in this document and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following:

•	credit risks, including changes in economic conditions and risk relating to our allowance for loan losses;

•	liquidity and interest rate risks, including the impact of capital markets conditions and changes in monetary policy on our borrowings and net interest income;

•	operational risks, including processing, information systems, and business interruption risks;

•	strategic and external risks, including economic, political, and competitive forces impacting our business;

•	legal, compliance, and reputational risks, including regulatory and litigation risks; and

•	the risk that our analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

PART  I

ITEM 1.    BUSINESS

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to acquire three banks. At December 31, 2011, we owned one nationally chartered commercial bank headquartered in Wisconsin serving local communities within our three-state footprint (Wisconsin, Illinois, and Minnesota), one nationally chartered trust company headquartered in Wisconsin, and 29 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint that are closely related or incidental to the business of banking. Measured by total assets held at December 31, 2011, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50 financial services holding companies operating in the United States.

Services

Through our banking subsidiary Associated Bank, National Association (“Associated Bank” or the “Bank”) and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through more than 250 banking offices serving more than 150 communities. We organize our business into two reportable segments: Banking and Wealth Management. Our banking and wealth management activities are conducted predominantly in Wisconsin, Minnesota, and Illinois, and are primarily delivered through branch facilities in this tri-state area, as well as supplemented through loan production offices, supermarket branches, a customer service call center and 24-hour phone-banking services, an interstate Automated Teller Machine (ATM) network, and internet banking services. See also Note 19, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 19, the banking segment represented 90% (before intercompany eliminations) of total revenues in 2011. Our profitability is significantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and related income taxes of our banking segment.

Banking consists of lending and deposit gathering (as well as other banking-related products and services) to businesses, governments, retail customers, and consumers, and the operational support to deliver, fund, and manage such banking services. We offer a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes. As part of our management of originating and servicing residential mortgage loans, the majority of our long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Loans, deposits, and related banking services offered to businesses (including small and larger businesses, governments/municipalities, metro or niche markets, and companies with specialized lending needs such as floor plan lending or asset-based lending) primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree, business credit cards and equipment and machinery leases. To further support business customers and correspondent financial institutions, we provide safe deposit and night depository services, cash management, international banking, as well as check clearing, safekeeping, and other banking-based services.

Lending involves credit risk. Credit risk is controlled and monitored through active asset quality management including the use of lending standards, the thorough review of potential borrowers through our underwriting process, and active asset quality administration. Credit risk management is discussed under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections “Critical Accounting Policies,” “Loans,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and under Part II, Item 8, Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements. Also see Item 1A, “Risk Factors.”

The wealth management segment provides products and a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing, or protecting their wealth. Customers include individuals, corporations, small businesses, charitable trusts, endowments, foundations, and institutional investors. The wealth management segment is comprised of a full range of personal and business insurance products and services (including life, property, casualty, credit and mortgage insurance, fixed annuities, and employee group benefits consulting and administration); full-service investment brokerage, variable annuities, and discount and on-line brokerage; and trust/asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. See also Note 19, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data.” As disclosed in Note 19, the wealth management segment represented 11% (before intercompany eliminations) of total revenues in 2011, as defined in the note.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2011, we had approximately 5,100 full-time equivalent employees. None of our employees are represented by unions.

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from members of bank holding company systems that have greater assets and resources than ours.

Supervision and Regulation

Overview

Financial institutions are highly regulated both at the federal and state levels. Numerous statutes and regulations affect the business of the Corporation.

As a registered bank holding company under the BHC Act, we are regulated, supervised, and examined by the Federal Reserve. In addition, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 Act (the “Dodd-Frank Act”), the Federal Deposit Insurance Corporation (the “FDIC”) has backup enforcement authority over a depository institution holding company, such as the Corporation, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if such holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. Under the Dodd-Frank Act, we are required to serve as a “source of financial strength” for our subsidiary depository institution. Although not yet released, the federal banking agencies have announced that they will be issuing rules related to this requirement.

Associated Bank and our nationally chartered trust subsidiary are regulated, supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has extensive supervisory and regulatory authority over the operations of the Corporation’s national bank subsidiaries. As part of this authority, the national bank subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. We are subject to the enforcement and rule-making authority of the Consumer Financial Protection Bureau (the “CFPB”) regarding consumer financial products. The CFPB will have authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations.

We participated in the Troubled Asset Relief Program (“TARP”) which was a part of the U.S. Department of the Treasury’s program designed to implement the Emergency Economic Stabilization Act of 2008. We repaid all of the Treasury’s investment in our preferred stock under TARP in 2011 and are no longer subject to any of the limitations under TARP.

Bank Holding Company Act Requirements

In connection with applicable requirements, bank holding companies file periodic reports and other information with the Federal Reserve. The BHC Act also governs the activities that are permissible to bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their non-banking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Act and longstanding Federal Reserve Policy, bank holding companies are required to act as a source of financial strength to each of their subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do. The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

The BHC Act allows certain qualifying bank holding companies that elect treatment as “financial holding companies” to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The Parent Company thus far has not elected to be treated as a financial holding company. Bank holding companies that have not elected such treatment generally must limit their activities to banking activities and activities that are closely related to banking.

Banking Acquisitions

We are required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act.

Banking Subsidiary Dividends

The Parent Company is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenue comes from dividends paid to us by Associated Bank. The OCC’s prior approval of the payment of dividends by Associated Bank to the Parent Company is required only if the total of all dividends declared by the Bank in any calendar year exceeds the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

Holding Company Dividends

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

Capital Requirements

We are subject to various regulatory capital requirements both at the Parent Company and at the Bank level administered by the Federal Reserve and the OCC, respectively. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Liquidity” and “Capital,” and under Part II, Item 8, Note 17, “Regulatory Matters,” of the notes to consolidated financial statements.

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock), minority interests in the equity accounts of consolidated subsidiaries, and qualifying trust preferred securities, less goodwill and certain intangibles (“Tier 1 Capital”). The remainder of total capital may consist of qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock and allowance for loan losses (“Tier 2 Capital”, and together with Tier 1 Capital, “Total Capital”). At December 31, 2011, our Tier 1 Capital ratio was 14.08% and Total Capital ratio was 15.53%.

The Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets (“Leverage Ratio”) equal to 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our Leverage Ratio at December 31, 2011, was 9.81%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity.

In April 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Parent Company and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. On February 27, 2012, the Corporation announced the Reserve Bank Memorandum was expected to be terminated in March, 2012.

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

In September 2011, the OCC terminated a Memorandum of Understanding (the “OCC Memorandum”) entered into in November 2009. The OCC Memorandum, which was an informal agreement between Associated Bank and the OCC, required Associated Bank among other things to implement a three-year capital plan providing for maintenance of capital at specified levels higher than those otherwise required by applicable regulations, notification to the OCC of dividends proposed to be paid by Associated Bank to the Parent Company, and the Parent Company’s commitment to act as a primary or contingent source of Associated Bank’s capital.

Basel III — Capital, Liquidity and Stress Testing Requirements

The Basel Committee on Banking Supervision (the “Basel Committee”) has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III”. Although the U.S. banking agencies have not yet formalized their implementation of the Basel III framework applicable to domestic banks in the United States, they are likely to do so during the first half of 2012. On December 20, 2011, the Federal Reserve published a notice of proposed rulemaking that would implement elements of Sections 165 and 166 of the Dodd-Frank Act which encompass certain aspects of Basel III with respect to capital and liquidity. As proposed, the new rules, when implemented and fully phased-in, will require US bank holding companies to maintain higher levels of capital and liquidity than the minimums that currently apply under existing capital regulations.

Capital Requirements

The Basel III final capital framework, among other things, (i) formalizes a capital measure called “Tier 1 Common Equity” (“T1CE”), (ii) specifies that Tier 1 capital consist only of T1CE and certain “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines T1CE narrowly by requiring that most adjustments to regulatory capital measures be made to T1CE and not to the other components of capital. The framework also expands the scope of the adjustments as compared to existing capital regulations, including, for example, requiring that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from T1CE to the extent that any one such category exceeds 10% or all such categories in the aggregate exceed 15% of T1CE. Further, under current capital standards, the effects of accumulated other comprehensive income items included in capital are generally excluded for the purposes of determining regulatory capital ratios. However, under the Basel III capital framework, the effects of accumulated other comprehensive items are included, which could result in significant variations in capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. As proposed under the Basel III framework, implementation of the deductions and other adjustments to T1CE will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year).

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of T1CE to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% T1CE ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum overall leverage ratio of 3%, calculated as the ratio of Tier 1 capital to reported balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we would currently meet the fully phased in Basel III capital requirements, if they were applicable to us today.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. However, the Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. The December 20, 2011, Federal Reserve notice of proposed rulemaking incorporates a similar methodology as that contemplated in the Basel III liquidity coverage ratio (“LCR”), and is designed to ensure that the banking entity maintains an adequate level of unencumbered “highly liquid” assets relative to the entity’s projected net cash outflow over various time horizons and under a range of liquidity stress scenarios. The December 20, 2011 notice of proposed rulemaking incorporates the requirements that institutions establish, document, monitor and report upon specific limits and ratios of liquidity. It is currently contemplated that the final definition of “highly liquid” assets for US institutions will include agency guaranteed mortgage-backed securities and agency collateralized mortgage obligations. These new standards are subject to further rulemaking and their terms may well change before implementation. Requirements to maintain higher levels of liquid assets could adversely impact our net income and return on equity. We believe we would currently meet the expected Dodd-Frank Act liquidity requirements, if they were applicable to us today.

Capital Planning and Stress testing Requirements

As required for the review and approval of our regulators of our full repayment of the UST’s investment in our preferred stock under TARP in September 2011, we prepared and submitted pro forma capital plans and multiple stress testing scenarios. Under rules adopted by the Federal Reserve in November 2011, known as the Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total consolidated assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. Although the CCAR rules do not specifically apply to us as our total consolidated assets are below $50 billion, the December 20, 2011 proposed rulemaking by the Federal Reserve and the related January 24, 2012 proposed rulemaking of the OCC with respect to Annual Stress Tests would be applicable to covered banking institutions with total consolidated assets in excess of $10 billion and the proposed stress test methods largely mirror those applicable to the larger institutions under CCAR. Accordingly, we expect to prepare and submit to our regulators on-going stress tests largely consistent with CCAR and the separate scenarios developed by the OCC. Further, we expect that we will be asked to develop and submit capital plans to our primary regulators with respect to any potential capital stress events highlighted by our stress testing, including capital contingency plans and capital retention or enhancements strategies. We further anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios, could adversely impact our net income and our return on equity.

Enforcement Powers of the Federal Banking Agencies; Prompt Corrective Action

Both the Federal Reserve and the OCC have extensive supervisory authority over their regulated institutions, including, among other things, the power to compel higher reserves, the ability to assess civil money penalties, the ability to issue cease-and-desist or removal orders and the ability to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations or for unsafe or unsound banking practices. Other actions or inactions by the Parent Company may provide the basis for enforcement action, including misleading or untimely reports.

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

Any institution that fails to comply with its capital plan or is “significantly undercapitalized” (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991. These actions and restrictions include requiring the issuance of additional voting securities; limitations on asset growth; mandated asset reduction; changes in senior management; divestiture, merger or acquisition of the association; restrictions on executive compensation; and any other action the appropriate federal banking agency deems appropriate. An institution that becomes “critically undercapitalized” is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the appropriate banking regulator must appoint a receiver (or conservator with the FDIC’s concurrence) for an institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to other possible enforcement actions, including the appointment of a receiver or conservator. The appropriate regulator is also generally authorized to reclassify an institution into a lower capital category and impose restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

At December 31, 2011, the Bank satisfied the requirements as “well capitalized”. The imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.

Deposit Insurance Premiums

Associated Bank is a member of the DIF and pays an insurance premium to the fund based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like the Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the FDIC in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 basis points to 45 basis points for large institutions. This rule took effect for the quarter beginning April 1, 2011, and was reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. Premiums for the Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.

The proposed FDIC rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

In November 2009, the FDIC adopted a final rule requiring prepayment of 13 quarters of FDIC premiums. Our required prepayment aggregated $103.4 million in December 2009.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2011, the FICO assessment is equal to 0.680 basis points for each $100 in domestic deposits. These assessments will continue until the bonds mature in 2019.

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

FDIC Liquidation Authority under the Dodd-Frank Act

In July 2011, the FDIC issued a final rule on depositor preference which clarifies how the FDIC will treat certain creditors’ claims under the FDIC’s new liquidation authority under the Dodd-Frank Act, whereby the FDIC may be appointed as receiver for a financial company if the failure of such company and its liquidation under the United States Bankruptcy Code or other insolvency proceeding would pose significant risks to U.S. financial stability. Pursuant to the final rule, the FDIC as receiver of a covered financial company may recover from senior executives and directors who were substantially responsible for the failed condition of the covered financial company any compensation they received during the two-year period preceding the date on which the FDIC was appointed as receiver, or for an unlimited period in the case of fraud. In addition, the FDIC as receiver of a covered financial company has the power to avoid fraudulent or preferential transfers in a manner similar to that in the Bankruptcy Code so that transferees will have the same treatment in a liquidation as they would have in a bankruptcy proceeding. The final rule also set forth the priorities for expenses of the receiver of a covered financial company and other unsecured claims against the covered financial company or the receiver.

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

Transactions with Affiliates

Our national bank subsidiary must comply with Sections 23A and 23B of the Federal Reserve Act containing certain restrictions on its transactions with affiliates. In general terms, these provisions require that transactions between a banking institution or its subsidiaries and such institution’s affiliates be on terms as favorable to the institution as transactions with non-affiliates. In addition, these provisions contain certain restrictions on loans to affiliates, restricting such loans to a certain percentage of the institution’s capital. A covered “affiliate,” for purposes of these provisions, would include us and any other company that is under our common control.

The Dodd-Frank Act also changed the definition of “covered transaction” in Sections 23A and 23B and the limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested and independent directors.

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

Community Reinvestment Act Requirements

Our national bank subsidiary is subject to periodic Community Reinvestment Act (“CRA”) reviews by our primary federal regulators. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition or the establishment of a branch office. An unsatisfactory rating may be used as the basis for denial of such an application.

Associated Bank underwent a CRA examination by the Comptroller of the Currency on November 20, 2006, for which it received a Satisfactory rating.

Privacy

Financial institutions, such as our national bank subsidiary, are required by statute and regulation to disclose their privacy policies. In addition, such financial institutions must appropriately safeguard its customers’ nonpublic, personal information.

Bank Secrecy Act / Anti-Money Laundering

The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of its BSA compliance program. National banks are also required to file Suspicious Activity Reports (“SARs”) when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA.

The Bank has recently agreed to enter into a Consent Order with the OCC regarding its BSA compliance. The Consent Order will require the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has not been informed that this action includes the assessment of a civil money penalty. The Bank has been working cooperatively with the OCC to address the OCC’s BSA concerns. The costs related to such orders cannot be determined but their effects are not likely to have a material impact on either the Parent Company or the Bank.

In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

Interstate Branching

Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator.

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Corporation, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Corporation will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

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

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices at the Parent Company and at the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published.

Other Banking Regulations

Our banking subsidiary is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, Truth in Lending Act, Truth in Savings Act, Equal

Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

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

Government Monetary Policies and Economic Controls

Our earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

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

Our principal internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing us using the following information: Associated Banc-Corp, Attn: Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-491-7059; fax 920-491-7144; or e-mail to shareholders@associatedbank.com. Our Code of Ethics for Directors and Executive Officers, Corporate Governance Guidelines, and Board of Directors committee charters are all available on our website, www.associatedbank.com/About Us/Investor Relations/Corporate Governance. We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

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

We are subject to lending concentration risks.    As of December 31, 2011, approximately 57% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.    A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

Lack of system integrity or credit quality related to funds settlement could result in a financial loss.    We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include wire transfers, debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

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

Liquidity and Interest Rate Risks

Liquidity is essential to our businesses.    The Corporation requires liquidity to meet its deposit and debt obligations as they come due. Access to liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of deposits. Risk factors that could impair our ability to access capital markets include a downturn in our Midwest markets, difficult credit markets, credit rating downgrades, or regulatory actions against the Corporation. The Corporation’s access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of the Corporation’s liabilities are demand while a substantial portion of the

Corporation’s assets are loans that cannot be sold in the same timeframe. Historically, the Corporation has been able to meet its cash flow needs as necessary. If a sufficiently large number of depositors sought to withdraw their deposits for whatever reason, the Corporation may be unable to obtain the necessary funding at terms favorable to the Bank.

We are subject to interest rate risk.    Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Our most significant interest rate risk may be to further declines in the absolute level of interest rates or the prolonged continuation of the current low rate environment, as this would generally lend to further compression of our net interest margin and reduced net interest income.

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

Changes in interest rates could also reduce the value of our mortgage servicing rights and earnings.    We have a portfolio of mortgage servicing rights. A mortgage servicing right (“MSR”) is the right to service a mortgage loan (i.e., collect principal, interest, escrow amounts, etc.) for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

Changes in interest rates can affect prepayment assumptions and, thus, fair value.    When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our residential mortgage-related securities and MSRs can decrease. Each quarter we evaluate our residential mortgage-related securities and MSRs for impairment. If temporary impairment exists, we establish a valuation allowance through a charge to earnings for the amount the carrying amount exceeds fair value. We also evaluate our MSRs for other-than-temporary impairment. If we determine that other-than-temporary impairment exists, we will recognize a direct write-down of the carrying value of the MSRs.

Operational Risks

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During the fourth quarter of 2011, management determined that an extended decline in our stock price qualified as a triggering event and performed an interim impairment test. During 2011, the annual impairment test in May and the interim impairment test in the fourth quarter indicated that the fair value of the reporting units exceeded the fair value of their assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2011, we had goodwill of $929 million, representing approximately 32% of stockholders’ equity, of which $907 million was assigned to the banking segment and $22 million was assigned to the wealth management segment.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2010 and 2009, the Corporation is in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2011. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. At December 31, 2011, net deferred tax assets are approximately $70 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Strategic and External Risks

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

Legal, Compliance and Reputational Risks

We are subject to extensive government regulation and supervision.    We, primarily through Associated Bank and certain nonbank subsidiaries, are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. This is illustrated by the creation of the CFPB which now has separate examination and supervision authority over the Bank with respect to consumer financial products and services. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Regulatory oversight has increased. In April 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”), its primary banking regulator. The Memorandum required management to submit various plans and quarterly progress reports and to obtain approval prior to payment of dividends and interest or principal payments on subordinated debt, increases in borrowings or guarantees of debt, or the repurchase of common stock. While we expect that the Reserve Bank will terminate the Memorandum in March, 2012, there can be no assurance that termination will occur or that any required approvals will be received prior to termination. The Bank has recently agreed to enter into a Consent Order with the OCC regarding its Bank Secrecy Act (“BSA”) compliance. The Consent Order will require the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. While the Bank has not been informed that this action includes the assessment of a civil money penalty and has been working cooperatively with the OCC to address the OCC’s BSA concerns, we can provide no assurance that a civil money penalty will not be assessed and that the OCC will find the Bank’s BSA compliance efforts satisfactory. An action by any of our or the Bank’s regulators could lead to actions by our or the Bank’s other regulators.

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be implemented through agency rulemakings.    On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

Significantly, the Dodd-Frank Act includes the following provisions which affect the Corporation or the Bank:

•

It established the CFPB which directly regulates and supervises the Bank for compliance with the CFPB’s regulations and policies. The creation of the CFPB will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.

•	It revised the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of the Bank less tangible equity capital.

•

It permanently increased deposit insurance coverage to $250,000; in addition, for noninterest-bearing transaction accounts, such accounts will receive unlimited FDIC deposit insurance through January 1, 2013.

•

It authorized the Federal Reserve to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers. Under the final rule issued by the Federal Reserve, there is a cap of 21 cents per transaction (with a maximum of 24 cents per transaction permitted if certain requirements are met). Implementation of these caps went into effect on October 1, 2011. This reduction in interchange revenue is likely to have a material adverse effect on the Bank.

•

It imposes proprietary trading restrictions on insured depository institutions and their holding companies that prohibit them from engaging in proprietary trading except in limited circumstances, and prevents them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 capital in private equity and hedge funds.

•	It requires a phased-in exclusion of trust preferred securities as a component of Tier 1 capital for certain bank holding companies.

•	Depository institution holding companies must now act as a “source of strength” for their depository institution subsidiaries (previously, this had been limited to regulatory policy).

•

With respect to mortgages, the Dodd-Frank Act requires new standards for mortgage loan originators; minimum standards for mortgages, and new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will come directly from the CFPB and will likely have a material adverse effect on our operations and will likely require significant personnel resources.

Based on the text of the Dodd-Frank Act and the implementing regulations (both published and yet-to-be-published), it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly which could adversely affect the Corporation’s results of operations, financial condition or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices, which may directly impact the business operations of depository institutions offering consumer financial products or services, including the Bank.    The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance. Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services will also likely produce significant, material effects on the Bank’s (and the Corporation’s) profitability. As of the date of this filing, the CFPB has not examined the Bank.

The Bank has not been examined for mortgage-related issues, including mortgage servicing issues and fair lending issues, but such examination is likely imminent.    In the wake of the mortgage crisis of the last few years, federal and state banking regulators are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Although such reviews have now been limited to “larger participants” in the mortgage industry, we believe that our mortgage practices and policies will be examined. Should the OCC or the Federal Reserve have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits.

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

An agreement in principle has been reached with plaintiffs’ counsel which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank. A settlement agreement will be filed with the court for preliminary approval upon negotiating a final agreement. Although we cannot guarantee that the court will approve the settlement, it is reasonably likely that the settlement will be approved. We may be involved from time to time in a variety of other litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

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

In addition, the exercise of the common stock warrants issued to the U.S. Department of the Treasury (the “UST”) under TARP, which have been sold by the UST in a public offering, would dilute the ownership interest of our existing shareholders. See also “Liquidity” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on the common stock warrants issued to the UST.

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

Common stock is equity and is subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.    Shares of the common stock are equity interests in us and do not constitute indebtedness. As such, shares of the common stock will rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including our liquidation. Additionally, holders of our common stock are subject to prior dividend and liquidation rights of holders of our outstanding preferred stock. Our board of directors is authorized to issue additional classes or series of preferred stock without any action on the part of the holders of our common stock, and we are permitted to incur additional debt. Upon liquidation, lenders and holders of our debt securities and preferred stock would receive distributions of our available assets prior to holders of our common stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors, including holders of any preferred stock of that subsidiary.

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

ITEM  1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The current lease term expires on August 31, 2012, and there is one one-year extension remaining. The Corporation’s largest owned properties are two operation centers with approximately 81,000 and 101,000 square feet, respectively.

At December 31, 2011, our bank subsidiary occupied more than 250 banking offices serving more than 150 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, in Green Bay, Wisconsin, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience and are mostly owned. Some bank branch offices are in office towers, supermarket locations or in retirement communities; such properties are generally leased. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

ITEM 3.    LEGAL PROCEEDINGS

The following is a description of the Corporation’s material pending legal proceedings.

A lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010. The suit alleges that the Bank unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The lawsuit asserts claims for a multi-year period (as limited by the applicable state’s statute of limitations, generally 6 years) and is styled as a putative class action lawsuit on behalf of consumer banking customers of the Bank with the certification of the class pending. In April 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 pending in the United States District Court for the Southern District of Florida, Miami Division for coordinated pre-trial proceedings. The Bank is a member, along with many other banking institutions, of the Fourth Tranche of defendants in this case. An agreement in principle has been reached with plaintiffs’ counsel which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank. A settlement agreement will be filed with the court for preliminary approval upon negotiating a final agreement. Although we cannot guarantee that the court will approve the settlement, it is reasonably likely that the settlement will be approved. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement is a result of our evaluation of the cost of fully litigating the matter and the time and expense of resources needed to administer the litigation.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

The number of shareholders of record of common stock, $.01 par value, as of January 27, 2012, was approximately 10,300. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 21,200.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The amount of the annual dividend was $0.04 per share for both 2011 and 2010.

Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2011, which are solely in connection with surrenders for tax withholding related to the vesting of restricted stock awards. The effect to the Corporation of these repurchases was an increase in treasury stock and a decrease in cash of approximately $24,000 in the fourth quarter of 2011. For a detailed discussion of the common stock repurchases during 2011 and 2010, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 — October 31, 2011	—	$—	—	—
November 1 — November 30, 2011	1,563	11.39	—	—
December 1 — December 31, 2011	586	10.31	—	—

Total	2,149	$11.09	—	—

Market Information

The following represents selected market information of the Corporation’s common stock for 2011 and 2010.

			Market Price Range Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close
2011
4th Quarter	$0.01	$16.15	$11.78	$9.15	$11.17
3rd Quarter	0.01	16.07	14.17	8.95	9.30
2nd Quarter	0.01	15.81	15.02	13.06	13.90
1st Quarter	0.01	15.46	15.36	13.83	14.85

2010
4th Quarter	$0.01	$15.28	$15.49	$12.57	$15.15
3rd Quarter	0.01	15.53	13.90	11.96	13.19
2nd Quarter	0.01	15.46	16.10	12.26	12.26
1st Quarter	0.01	15.44	14.54	11.48	13.76

Stock Price Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2007, and ending December 31, 2011. The Nasdaq Bank Index is prepared for Nasdaq by the Center for Research in Securities Prices at the University of Chicago. The graph assumes that the value of the investment in Common Stock for each index was $100 on December 31, 2006. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

5 Year Trend

Source:Bloomberg	2006	2007	2008	2009	2010	2011
Associated Banc-Corp	100.0	81.2	66.5	36.5	50.3	37.2
S&P 500	100.0	105.5	66.9	84.3	96.8	98.8
Nasdaq Bank Index	100.0	80.4	63.3	52.9	60.4	54.0

The Stock Price Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Statement on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.    SELECTED FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years Ended December 31,	2011	% Change 2010 to 2011	2010	2009	2008	2007	5-Year Compound Growth Rate(7)
Interest income	$741,622	(8.0)%	$806,126	$981,256	$1,126,709	$1,275,712	(10.3)%
Interest expense	128,791	(25.3)	172,347	255,251	430,561	631,899	(26.7)

Net interest income	612,831	(3.3)	633,779	726,005	696,148	643,813	(1.8)
Provision for loan losses	52,000	(86.7)	390,010	750,645	202,058	34,509	22.2

Net interest income (loss) after provision for loan losses	560,831	130.1	243,769	(24,640)	494,090	609,304	(2.9)
Noninterest income	282,469	(18.2)	345,523	350,961	285,650	344,781	(0.9)
Noninterest expense	659,873	4.7	630,320	611,420	557,460	534,891	5.9

Income (loss) before income taxes	183,427	N/M	(41,028)	(285,099)	222,280	419,194	(16.4)
Income tax expense (benefit)	43,728	N/M	(40,172)	(153,240)	53,828	133,442	(20.0)

Net income (loss)	139,699	N/M	(856)	(131,859)	168,452	285,752	(15.1)
Preferred stock dividends and discount accretion	24,830	(15.9)	29,531	29,348	3,250	—	N/M

Net income (loss) available to common equity	$114,869	N/M	$(30,387)	$(161,207)	$165,202	$285,752	(18.4)

Taxable equivalent adjustment	$21,374	(9.6)%	$23,635	$24,820	$27,711	$27,259	(4.0)%
Earnings (loss) per common share:
Basic(1)	$0.66	N/M	$(0.18)	$(1.26)	$1.29	$2.24	(22.8)
Diluted(1)	0.66	N/M	(0.18)	(1.26)	1.29	2.22	(22.6)
Cash dividends per share(1)	0.04	—	0.04	0.47	1.27	1.22	(48.8)
Weighted average common shares outstanding:(1):
Basic	173,370	1.2	171,230	127,858	127,501	127,408	5.6
Diluted	173,372	1.3	171,230	127,858	127,775	128,374	5.4
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$14,031,071	11.2%	$12,616,735	$14,128,625	$16,283,908	$15,516,252	(1.2)%
Allowance for loan losses	378,151	(20.7)	476,813	573,533	265,378	200,570	13.2
Investment securities, available for sale	4,937,483	(19.1)	6,101,341	5,835,533	5,143,414	3,358,617	8.7
Total assets	21,924,217	0.6	21,785,596	22,874,142	24,192,067	21,592,083	1.0
Deposits	15,090,655	(0.9)	15,225,393	16,728,613	15,154,796	13,973,913	1.1
Short and long-term funding	3,691,556	16.8	3,160,987	3,180,851	5,565,583	5,091,558	(2.1)
Stockholders’ equity	2,865,794	(9.3)	3,158,791	2,738,608	2,876,503	2,329,705	5.0
Book value per common share(1)	16.16	5.8	15.28	17.42	18.54	18.32	(1.5)
Tangible book value per common share(1)	10.69	9.4	9.77	9.93	10.99	10.69	0.7

Average Balances:
Loans	$13,278,848	0.7%	$13,186,712	$15,595,636	$16,080,565	$15,132,634	(2.9)%
Investment securities	5,497,297	1.1	5,439,729	5,502,786	3,522,847	3,297,101	8.9
Total assets	21,588,620	(4.6)	22,625,065	23,609,471	22,037,963	20,638,005	0.4
Earning assets	19,442,263	(5.5)	20,568,495	21,337,382	19,839,706	18,644,770	0.2
Deposits	14,401,127	(15.0)	16,946,301	15,959,046	13,812,072	13,741,803	1.1
Interest-bearing liabilities	15,120,824	(7.3)	16,304,220	17,659,282	17,019,832	15,886,710	(1.7)
Stockholders’ equity	2,997,290	(5.9)	3,183,572	2,902,911	2,423,332	2,253,878	5.6

Financial Ratios:(2)
Return on average equity	4.66%	469	(0.03)%	(4.54)%	6.95%	12.68%
Return on average assets	0.65	65	—	(0.56)	0.76	1.38
Efficiency ratio(3)	73.61	757	66.04	57.24	53.90	54.56
Efficiency ratio, fully taxable equivalent(3)	71.68	736	64.32	55.73	52.41	53.92
Net interest margin	3.26	6	3.20	3.52	3.65	3.60
Stockholders’ equity to total assets	13.07	(143)	14.50	11.97	11.89	10.79
Tangible stockholders’ equity to tangible assets(4)	9.14	(145)	10.59	8.12	8.23	6.59
Tier 1 common equity to risk-weighted assets(5)	12.24	(2)	12.26	7.85	7.90	7.88
Average equity to average assets	13.88	(19)	14.07	12.30	11.00	10.92
Dividend payout ratio(6)	6.06	N/M	N/M	N/M	98.45	54.46

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Change in basis points.

(3)	See Table 1A for a reconciliation of this Non-GAAP measure.

(4)	Tangible stockholders’ equity to tangible assets is stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets.

(5)	Tier 1 common equity to risk-weighted assets is Tier 1 capital excluding qualifying perpetual preferred stock and trust preferred securities divided by risk-weighted assets.

(6)	Ratio is based upon basic earnings per common share.

(7)	Base year used in 5-year compound growth rate is 2006 consolidated financial data.

N/M = Not meaningful.

TABLE 1A: RECONCILIATION OF NON-GAAP MEASURE

Years Ended December 31,	2011	2010	2009	2008	2007
Efficiency ratio(a)	73.61	66.04	57.24	53.90	54.56
Taxable equivalent adjustment	(1.71)	(1.59)	(1.30)	(1.41)	(1.48)
Asset sale gains /losses, net	(0.22)	(0.13)	(0.21)	(0.08)	0.84

Efficiency ratio, fully taxable equivalent(b)	71.68	64.32	55.73	52.41	53.92

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset sale gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset sale gains / losses, net).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2011 results compared to 2010. Discussion of 2010 results compared to 2009 is predominantly in section “2010 Compared to 2009.”

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

2011 was a year of transition for the Corporation. The Corporation continued to execute on its strategic initiatives to strengthen core businesses and position for the future. Credit metrics continued to improve. The balance sheet was re-positioned by growing the loan portfolio in a balanced manner (with a focus on long-term risk appetite and loan portfolio diversification), and funding the loan growth with run-off from the investment securities portfolio. The Corporation’s credit ratings improved to investment grade, which provided the Corporation with access to alternative funding and a corresponding reduction in its cash position as well as a reduction in network and brokered deposits. The Corporation’s capital remains strong. In addition, the Corporation repurchased all of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the Capital Purchase Program through the issuance of $430 million of senior notes and $65 million of 8% Series B perpetual preferred stock. The Memorandum of Understanding between the Bank and the OCC was terminated in September 2011.

Performance Summary

•

Net income available to common equity for 2011 was $115 million (compared to net loss available to common equity of $30 million for 2010) or diluted earnings per common share of $0.66 (versus a diluted loss per common share of $0.18 for 2010). Net interest income was $613 million representing a margin of 3.26% (compared to $634 million and a margin of 3.20% for 2010), and the provision for loan losses was $52 million with net charge offs to average loans of 1.13% (compared to a provision of $390 million and a net charge off ratio of 3.69% for 2010).

•

Total loans increased $1.4 billion (11%) between year-end 2011 and 2010, with growth in most loan categories (commercial and business lending was up $710 million, commercial real estate lending was up $255 million, and residential mortgage loans were up $605 million, while retail loans decreased $156 million). On average, loans increased $92 million (1%) primarily in residential mortgage loans (up $761 million), while commercial loans and retail loans declined $516 million and $153 million, respectively. For 2012, the Corporation expects continued loan growth of approximately 3% quarterly, though the first quarter may be moderated due to seasonal factors.

•

Total deposits declined $135 million (1%) between year-end 2011 and 2010, consistent with the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits. Network transaction deposits and brokered certificates of deposit decreased (down 24% and 54%, respectively), while interest-bearing demand deposits and noninterest-bearing demand deposits increased (up 23% and 7%, respectively). On average, total deposits decreased $2.5 billion (15%) from 2010, primarily in interest-bearing demand deposits and money market deposits, as the strategy to reduce network transaction deposits and brokered deposits was implemented primarily during the fourth quarter of 2010. For 2012, the Corporation will continue to focus on growing core customer deposits.

•

Credit metrics continued to improve during 2011. Nonaccrual loans were $357 million at December 31, 2011, a decrease of $217 million (38%) from December 31, 2010. Potential problem loans declined to $566 million, a decrease of $398 million (41%) from December 31, 2010. At December 31, 2011, the allowance for loan losses to total loans ratio was 2.70%, covering 106% of nonaccrual loans, compared to 3.78% at December 31, 2010, covering 83% of nonaccrual loans. The provision for loan losses was $52 million for 2011, with net charge offs to average loans of 1.13% (compared to a provision for loan losses of $390 million and a net charge off ratio of 3.69% for 2010). For 2012, the Corporation expects continuing improvement in credit trends with a fairly low expected provision for loan losses.

•

Taxable equivalent net interest income was $634 million for 2011, $23 million or 4% lower than 2010, including unfavorable rate variances (decreasing taxable equivalent net interest income by $40 million), partially offset by favorable volume variances (increasing taxable equivalent net interest income by $17 million). The net interest margin for 2011 was 3.26%, 6 bp higher than 3.20% in 2010, attributable to a 10 bp increase in interest rate spread and a 4 bp lower contribution from net free funds. For 2012, the Corporation is optimistic that it will be able to maintain a stable net interest margin, though it will continue to be pressured by the low interest rate environment.

•

The net interest margin for 2011 was 3.26%, 6 bp higher than 3.20% in 2010. The improvement in net interest margin was attributable to a 10 bp increase in interest rate spread (the net of an 11 bp decrease in the yield on earning assets and a 21 bp decrease in the cost of interest-bearing liabilities) and a 4 bp lower contribution from net free funds (primarily attributable to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

•

Noninterest income was $282 million for 2011, $63 million or 18% lower than 2010. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, and retail commission income) totaled $236 million for 2011, down $19 million or 8% from $255 million for 2010 (primarily due to changes in customer behavior and recent regulatory changes). Net mortgage banking income was $13 million for 2011, a decrease of $20 million from 2010, primarily attributable to lower gains on sales of mortgage loans related to the lower secondary mortgage production experienced during 2011. Asset and investment securities losses, net combined were $4 million for 2011, compared to combined asset and investment securities gains of $23 million for 2010 (predominantly from gains on sales of mortgage-related securities). Collectively, all remaining noninterest income categories were $38 million, up $4 million compared to 2010. For additional discussion concerning noninterest income see section, “Noninterest Income.” For 2012, the Corporation expects modest improvement in fee income.

•

Noninterest expense of $660 million grew $30 million (5%) over 2010. Personnel expense was $358 million, up $35 million (11%) versus 2010, reflecting the Corporation’s investment in personnel. On average, full time equivalent employees increased 4% between 2011 and 2010 (from 4,809 for 2010 to 4,985 for 2011). While nonpersonnel noninterest expenses on an aggregate basis were down modestly (2%) compared to 2010, FDIC insurance expense decreased $18 million and occupancy expense increased $6 million. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 71.68% for 2011 and 64.32% for 2010. For additional discussion regarding noninterest expense see section, “Noninterest Expense.” For 2012, the Corporation expects modest noninterest expense growth as it continues to invest in the franchise.

•

Income tax expense for 2011 was $44 million, compared to an income tax benefit of $40 million for 2010. The change in income tax was primarily due to the level of pretax income (loss) between the years. The effective tax rate was 23.84% for 2011, compared to an effective tax benefit of 97.91% for 2010. For additional discussion concerning income tax see section, “Income Taxes.” For 2012, the Corporation expects the effective tax rate will increase in conjunction with the anticipated earnings growth.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (loss) (which excludes the taxable equivalent adjustment) was $613 million in 2011 compared to $634 million in 2010. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $21 million and $23 million for 2011 and 2010, respectively, resulted in fully taxable equivalent net interest income of $634 million in 2011 and $657 million in 2010.

Net interest income is the primary source of the Corporation’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, repricing frequencies, loan prepayment behavior, and the use of interest rate derivative financial instruments.

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2011. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Taxable equivalent net interest income of $634 million for 2011 was $23 million or 4% lower than 2010. The decrease in taxable equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $17 million) and unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $40 million). The change in mix and volume of earning assets decreased taxable equivalent interest income by $3 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $20 million, for a net favorable volume impact of $17 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $64 million, while changes in rates on interest-bearing liabilities lowered interest expense by $24 million, for a net unfavorable rate impact of $40 million. See additional discussion in section “Interest Rate Risk.”

The Federal Reserve left the Federal funds rate unchanged at 0.25% during 2011 and 2010. During 2011, the Federal Reserve disclosed that short-term interest rates would hold near zero through at least the middle of 2013, in anticipation of low growth and little risk of inflation. In January 2012, the Federal Reserve further announced that it is unlikely that the short-term interest rates will increase until at least 2014.

For 2011, the yield on average earning assets of 3.92% was 11 bp lower than 2010. The yield on securities and short-term investments was down 8 bp to 2.87%, impacted by the low interest rate environment and prepayment speeds of mortgage-related investment securities purchased at a premium. Loan yields decreased 23 bp (to 4.41%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment.

The cost of average interest-bearing liabilities of 0.85% in 2011 was 21 bp lower than 2010. The average cost of interest-bearing deposits was 0.60% in 2011, 17 bp lower than 2010, reflecting the low rate environment and a targeted reduction of higher cost deposit products. The cost of short and long-term funding decreased 116 bp to 1.54% for 2011, with short-term funding down 70 bp, while long-term funding increased 30 bp.

Average earning assets of $19.4 billion in 2011 were $1.1 billion (5%) lower than 2010. Average securities and short-term investments decreased $1.2 billion, reflecting the Corporation’s strategy of funding loan growth primarily through investment securities run-off. Average loans increased $92 million (1%), including a $761 million increase in residential mortgage loans, partially offset by a $516 million decrease in commercial loans and a $153 million decrease in retail loans.

Average interest-bearing liabilities of $15.1 billion in 2011 were down $1.2 billion (7%) versus 2010. On average, interest-bearing deposits decreased $2.8 billion (consistent with the Corporation’s strategy to reduce noncustomer network and brokered deposits), while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $286 million. Average short and long-term funding increased $1.6 billion, the net of a $2.0 billion increase in short-term funding and a $358 million decrease in long-term funding.

The net interest margin for 2011 was 3.26%, compared to 3.20% in 2010. The 6 bp improvement in net interest margin was attributable to a 10 bp increase in interest rate spread (the net of a 11 bp decrease in the yield on earning assets and a 21 bp decrease in the cost of interest-bearing liabilities), and a 4 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial	$7,274,728	$315,151	4.33%	$7,790,554	$339,595	4.36%	$9,673,513	$435,054	4.50%
Residential mortgage	2,819,702	116,207	4.12	2,059,156	99,163	4.82	2,369,719	125,475	5.29
Retail	3,184,418	154,793	4.86	3,337,002	173,015	5.18	3,552,404	195,078	5.49

Total loans	13,278,848	586,151	4.41	13,186,712	611,773	4.64	15,595,636	755,607	4.84
Investment securities:
Taxable	4,701,482	123,371	2.62	4,579,182	155,032	3.39	4,658,123	189,157	4.06
Tax-exempt(1)	795,815	47,899	6.02	860,547	54,264	6.31	844,663	57,277	6.78
Short-term investments	666,118	5,575	0.84	1,942,054	8,692	0.45	238,960	4,035	1.69

Securities and short-term investments	6,163,415	176,845	2.87	7,381,783	217,988	2.95	5,741,746	250,469	4.36

Total earning assets	$19,442,263	$762,996	3.92%	$20,568,495	$829,761	4.03%	$21,337,382	$1,006,076	4.72%

Allowance for loan losses	(442,034)			(582,881)			(380,224)
Cash and due from banks	318,650			331,775			492,794
Other assets	2,269,741			2,307,676			2,159,519

Total assets	$21,588,620			$22,625,065			$23,609,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$987,198	$1,091	0.11%	$898,019	$1,176	0.13%	$880,544	$1,379	0.16%
Interest-bearing demand deposits	1,947,506	3,429	0.18	2,780,525	6,314	0.23	2,154,745	4,794	0.22
Money market deposits	5,147,437	16,385	0.32	6,374,071	33,417	0.52	5,390,782	42,978	0.80
Time deposits, excluding Brokered CDs	2,647,632	41,257	1.56	3,251,667	60,280	1.85	3,880,878	102,490	2.64

Total interest-bearing deposits, excluding Brokered CDs	10,729,773	62,162	0.58	13,304,282	101,187	0.76	12,306,949	151,641	1.23
Brokered CDs	290,226	3,586	1.24	547,328	4,836	0.88	767,424	9,233	1.20

Total interest-bearing deposits	11,019,999	65,748	0.60	13,851,610	106,023	0.77	13,074,373	160,874	1.23
Federal funds purchased	132,799	106	0.08	330,997	6,530	1.97	992,494	8,226	0.83
Securities sold under agreements to repurchase	1,793,675	6,090	0.34	239,144	666	0.28	301,929	611	0.20
Other short-term funding	767,230	6,215	0.81	117,216	787	0.67	1,421,338	7,362	0.52

Total short-term funding	2,693,704	12,411	0.46	687,357	7,983	1.16	2,715,761	16,199	0.60
Long-term funding	1,407,121	50,632	3.60	1,765,253	58,341	3.30	1,869,148	78,178	4.18

Short and long-term funding	4,100,825	63,043	1.54	2,452,610	66,324	2.70	4,584,909	94,377	2.06

Total interest-bearing liabilities	$15,120,824	$128,791	0.85%	$16,304,220	$172,347	1.06%	$17,659,282	$255,251	1.45%

Noninterest-bearing demand deposits	3,381,128			3,094,691			2,884,673
Accrued expenses and other liabilities	89,378			42,582			162,605
Stockholders’ equity	2,997,290			3,183,572			2,902,911

Total liabilities and stockholders’ equity	$21,588,620			$22,625,065			$23,609,471

Net interest income and rate spread(1)		$634,205	3.07%		$657,414	2.97%		$750,825	3.27%

Net interest margin(1)			3.26%			3.20%			3.52%

Taxable equivalent adjustment		$21,374			$23,635			$24,820

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3: Rate/Volume Analysis(1)

	2011 Compared to 2010 Increase (Decrease) Due to			2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	($ in Thousands)
Interest income:
Loans:(2)
Commercial	$(22,358)	$(2,086)	$(24,444)	$(82,435)	$(13,024)	$(95,459)
Residential mortgage	32,827	(15,783)	17,044	(15,564)	(10,748)	(26,312)
Retail	(7,702)	(10,520)	(18,222)	(11,484)	(10,579)	(22,063)

Total loans	2,767	(28,389)	(25,622)	(109,483)	(34,351)	(143,834)
Investment securities:
Taxable	6,159	(37,820)	(31,661)	(3,855)	(30,270)	(34,125)
Tax-exempt(2)	(3,966)	(2,399)	(6,365)	1,061	(4,074)	(3,013)
Short-term investments	(7,849)	4,732	(3,117)	9,598	(4,941)	4,657

Securities and short-term investments	(5,656)	(35,487)	(41,143)	6,804	(39,285)	(32,481)

Total earning assets(2)	$(2,889)	$(63,876)	$(66,765)	$(102,679)	$(73,636)	$(176,315)

Interest expense:
Savings deposits	$110	$(195)	$(85)	$26	$(229)	$(203)
Interest-bearing demand deposits	(1,649)	(1,236)	(2,885)	1,419	101	1,520
Money market deposits	(5,600)	(11,432)	(17,032)	6,907	(16,468)	(9,561)
Time deposits, excluding Brokered CDs	(10,237)	(8,786)	(19,023)	(14,872)	(27,338)	(42,210)

Total interest-bearing deposits, excluding Brokered CDs	(17,376)	(21,649)	(39,025)	(6,520)	(43,934)	(50,454)
Brokered CDs	(2,762)	1,512	(1,250)	(2,283)	(2,114)	(4,397)

Total interest-bearing deposits	(20,138)	(20,137)	(40,275)	(8,803)	(46,048)	(54,851)
Federal funds purchased	2,158	(8,582)	(6,424)	(6,468)	4,772	(1,696)
Securities sold under agreements to repurchase	5,247	177	5,424	(144)	199	55
Other short-term funding	5,233	195	5,428	(8,266)	1,691	(6,575)

Total short-term funding	12,638	(8,210)	4,428	(14,878)	6,662	(8,216)
Long-term funding	(12,567)	4,858	(7,709)	(4,154)	(15,683)	(19,837)

Short and long-term funding	71	(3,352)	(3,281)	(19,032)	(9,021)	(28,053)

Total interest-bearing liabilities	$(20,067)	$(23,489)	$(43,556)	$(27,835)	$(55,069)	$(82,904)

Net interest income(2)	$17,178	$(40,387)	$(23,209)	$(74,844)	$(18,567)	$(93,411)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2011 Average				2010 Average				2009 Average
	Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate
	($ in Thousands)
Total loans	$13,278,848	68.3%	4.41%		$13,186,712	64.1%	4.64%		$15,595,636	73.1%	4.84%
Securities and short-term investments	6,163,415	31.7%	2.87%		7,381,783	35.9%	2.95%		5,741,746	26.9%	4.36%

Earning assets	$19,442,263	100.0%	3.92%		$20,568,495	100.0%	4.03%		$21,337,382	100.0%	4.72%

Financed by:
Interest-bearing funds	$15,120,824	77.8%	0.85%		$16,304,220	79.3%	1.06%		$17,659,282	82.8%	1.45%
Noninterest-bearing funds	4,321,439	22.2%			4,264,275	20.7%			3,678,100	17.2%

Total funds sources	$19,442,263	100.0%	0.66%		$20,568,495	100.0%	0.84%		$21,337,382	100.0%	1.20%

Interest rate spread			3.07%				2.97%				3.27%
Contribution from net free funds			0.19%				0.23%				0.25%

Net interest margin			3.26%				3.20%				3.52%

Average prime rate*			3.25%				3.25%				3.25%
Average federal funds rate*			0.11%				0.18%				0.17%
Average spread			314	bp			307	bp			308	bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

	2011	2010	Dollar Change	Percent Change
	($ in Thousands)
ASSETS
Loans:
Commercial	$7,274,728	$7,790,554	$(515,826)	(6.6)%
Residential mortgage	2,819,702	2,059,156	760,546	36.9
Retail	3,184,418	3,337,002	(152,584)	(4.6)

Total loans	13,278,848	13,186,712	92,136	0.7
Investment securities:
Taxable	4,701,482	4,579,182	122,300	2.7
Tax-exempt	795,815	860,547	(64,732)	(7.5)
Short-term investments	666,118	1,942,054	(1,275,936)	(65.7)

Securities and short-term investments	6,163,415	7,381,783	(1,218,368)	(16.5)

Total earning assets	19,442,263	20,568,495	(1,126,232)	(5.5)
Other assets	2,146,357	2,056,570	89,787	4.4

Total assets	$21,588,620	$22,625,065	$(1,036,445)	(4.6)%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$987,198	$898,019	$89,179	9.9%
Interest-bearing demand deposits	1,947,506	2,780,525	(833,019)	(30.0)
Money market deposits	5,147,437	6,374,071	(1,226,634)	(19.2)
Time deposits, excluding Brokered CDs	2,647,632	3,251,667	(604,035)	(18.6)

Total interest-bearing deposits, excluding Brokered CDs	10,729,773	13,304,282	(2,574,509)	(19.4)
Brokered CDs	290,226	547,328	(257,102)	(47.0)

Total interest-bearing deposits	11,019,999	13,851,610	(2,831,611)	(20.4)
Short-term funding:
Fed funds purchased	132,799	330,997	(198,198)	(59.9)
Securities sold under agreements to repurchase	1,793,675	239,144	1,554,531	650.0
Other short-term funding	767,230	117,216	650,014	554.5

Total short-term funding	2,693,704	687,357	2,006,347	291.9
Long-term funding	1,407,121	1,765,253	(358,132)	(20.3)

Total interest-bearing liabilities	15,120,824	16,304,220	(1,183,396)	(7.3)
Noninterest-bearing demand deposits	3,381,128	3,094,691	286,437	9.3
Accrued expenses and other liabilities	89,378	42,582	46,796	109.9
Stockholders’ equity	2,997,290	3,183,572	(186,282)	(5.9)

Total liabilities and stockholders’ equity	$21,588,620	$22,625,065	$(1,036,445)	(4.6)%

Provision for Loan Losses

The provision for loan losses in 2011 was $52 million, compared to $390 million 2010. Net charge offs were $151 million (representing 1.13% of average loans) for 2011, compared to $487 million (representing 3.69% of average loans) for 2010. At December 31, 2011, the allowance for loan losses was $378 million. In comparison, the allowance for loan losses was $477 million at December 31, 2010. The ratio of the allowance for loan losses to total loans was 2.70% and 3.78% at December 31, 2011, and 2010, respectively. Nonaccrual loans at December 31, 2011, were $357 million, compared to $574 million at December 31, 2010, representing 2.54% and 4.55% of total loans, respectively.

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

Noninterest Income

Noninterest income was $282 million for 2011, down $63 million or 18% from 2010. Core fee-based revenue (as defined in Table 6 below) was $236 million for 2011, down $19 million or 8% versus 2010. Net mortgage banking income was $13 million compared to $33 million for 2010. Net losses on investment securities and asset sales combined were $4 million for 2011, an unfavorable change of $27 million versus 2010. All other noninterest income categories combined were $38 million, up $4 million compared to 2010. “Fee income” (defined in Table 6 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 31% for 2011 compared to 33% for 2010.

TABLE 6: Noninterest Income

	Years Ended December 31,			Change From Prior Year
	2011	2010	2009	$ Change 2011	% Change 2011	$ Change 2010	% Change 2010
	($ in Thousands)
Trust service fees	$39,145	$37,853	$36,009	$1,292	3.4%	$1,844	5.1%
Service charges on deposit accounts	75,908	96,740	116,918	(20,832)	(21.5)	(20,178)	(17.3)
Card-based and other nondeposit fees	57,905	59,299	55,077	(1,394)	(2.4)	4,222	7.7
Retail commission income	62,784	61,256	60,678	1,528	2.5	578	1.0

Core fee-based revenue	235,742	255,148	268,682	(19,406)	(7.6)	(13,534)	(5.0)
Mortgage banking income	45,956	59,145	67,277	(13,189)	(22.3)	(8,132)	(12.1)
Mortgage servicing rights expense	33,233	26,009	26,395	7,224	27.8	(386)	(1.5)

Mortgage banking, net	12,723	33,136	40,882	(20,413)	(61.6)	(7,746)	(18.9)
Capital market fees, net	8,711	6,072	5,536	2,639	43.5	536	9.7
Bank owned life insurance income	14,896	15,761	16,032	(865)	(5.5)	(271)	(1.7)
Other	14,358	12,493	15,126	1,865	14.9	(2,633)	(17.4)

Subtotal (“fee income”)	286,430	322,610	346,258	(36,180)	(11.2)	(23,648)	(6.8)
Asset sale losses, net	(2,849)	(2,004)	(4,071)	(845)	42.2	2,067	(50.8)
Investment securities gains (losses), net	(1,112)	24,917	8,774	(26,029)	N/M	16,143	N/M

Total noninterest income	$282,469	$345,523	$350,961	$(63,054)	(18.2)%	$(5,438)	(1.5)%

N/M=not meaningful

Trust service fees for 2011 were $39 million, up $1 million (3%) from 2010, primarily due to asset management fees on higher account balances as stock market performance improved in 2011. The market value of average assets under management for the years ended December 31, 2011 and 2010, was $5.7 billion and $5.4 billion, respectively. The market value of assets under management at December 31, 2011, was $5.6 billion compared to $5.7 billion at December 31, 2010.

Service charges on deposit accounts were $76 million, $21 million (22%) lower than 2010. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $20 million to $38 million), due to changes in customer behavior, recent regulatory changes, and changes in deposit account products.

Card-based and other nondeposit fees were $58 million for 2011, a decrease of $1 million (2%) from 2010. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 included a provision, the “Durbin Amendment,” which governs the amount banks can charge as interchange fees. The Durbin Amendment negatively impacted the amount the bank charged in interchange fees during the fourth quarter of 2011 by approximately $4 million. Retail commission income (which includes the commissions from insurance and brokerage product sales) was $63 million for 2011, up $2 million (2%) compared to 2010, including higher insurance and variable annuity commissions (up $3 million) partially offset by lower fixed annuity commissions (down $1 million).

Net mortgage banking income for 2011 was $13 million, down $20 million compared to 2010. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees, and fair value marks on the mortgage derivatives (collectively “gains on sales and related income”)) was $46 million in 2011, a decrease of $13 million (22%) compared to 2010. This decrease between 2011 and 2010 was primarily attributable to lower volume of loans sold to the secondary market, resulting in lower gains on sales and related income (down $11 million). Secondary mortgage production was $1.9 billion for 2011, compared to $2.3 billion for 2010.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $33 million for 2011 compared to $26 million for 2010, with a $4 million increase to the valuation reserve (comprised of a $7 million addition to the valuation reserve in 2011, compared to a $3 million addition to the valuation reserve during 2010) and $3 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2011, the net mortgage servicing rights asset was $48 million, representing 66 bp of the $7.3 billion portfolio of residential mortgage loans serviced for others, compared to a net mortgage servicing rights asset of $64 million, representing 86 bp of the $7.5 billion mortgage portfolio serviced for others at December 31, 2010. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s accounting policy for mortgage servicing rights and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $9 million, an increase of $3 million (43%) compared to 2010, due to a $2 million increase in interest rate risk related fees, combined with a $1 million increase in foreign currency related fees. BOLI income was $15 million, down $1 million (5%) from 2010, primarily due to the lower interest rates on the underlying assets of the BOLI investment. Other income was $14 million, an increase of $2 million (15%) versus 2010.

Net asset sale losses were $3 million for 2011 (primarily due to losses on sales of other assets and other real estate owned), compared to net asset sale losses of $2 million for 2010 (primarily due to losses on sales of other real estate owned, partially offset by gains on the sale of educational loans to the U.S. Department of Education). Net investment securities losses of $1 million for 2011 were primarily attributable to credit-related-other-than-temporary write-downs on various equity securities and a trust preferred debt security. Net investment securities gains of $25 million for 2010 were attributable to gains of $29 million on the sale of residential mortgage-related, federal agency, and municipal securities, partially offset by $4 million of credit-related other-than-temporary write-downs (including a $3 million write-down on trust preferred debt securities and a $1 million write-down on various equity securities). For additional data see section, “Investment Securities Portfolio,” and Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Investment Securities,” of the notes to consolidated financial statements.

Noninterest Expense

Noninterest expense for 2011 was $660 million, an increase of $30 million or 5% over 2010. Personnel expense increased $35 million, FDIC expense decreased $18 million, and collectively all other noninterest expenses were up $13 million compared to 2010.

TABLE 7: Noninterest Expense

	Years Ended December 31,			Change From Prior Year
	2011	2010	2009	$ Change 2011	% Change 2011	$ Change 2010	% Change 2010
	($ in Thousands)
Personnel expense	$358,295	$323,249	$304,390	$35,046	10.8%	$18,859	6.2%
Occupancy	55,939	49,937	49,341	6,002	12.0	596	1.2
Equipment	19,873	18,371	18,385	1,502	8.2	(14)	(0.1)
Data processing	32,475	29,714	30,893	2,761	9.3	(1,179)	(3.8)
Business development and advertising	23,038	18,385	18,033	4,653	25.3	352	2.0
Other intangible asset amortization	4,714	4,919	5,543	(205)	(4.2)	(624)	(11.3)
Loan expense	12,008	9,965	10,186	2,043	20.5	(221)	(2.2)
Legal and professional fees	18,205	20,439	19,562	(2,234)	(10.9)	877	4.5
Losses other than loans	17,921	14,793	16,954	3,128	21.1	(2,161)	(12.7)
Foreclosure / OREO expense	30,743	33,844	38,129	(3,101)	(9.2)	(4,285)	(11.2)
FDIC expense	28,484	46,377	41,934	(17,893)	(38.6)	4,443	10.6
Stationery and supplies	5,972	5,575	6,128	397	7.1	(553)	(9.0)
Courier	4,532	4,275	4,691	257	6.0	(416)	(8.9)
Postage	5,334	5,887	7,122	(553)	(9.4)	(1,235)	(17.3)
Other	42,340	44,590	40,129	(2,250)	(5.0)	4,461	11.1

Total noninterest expense	$659,873	$630,320	$611,420	$29,553	4.7%	$18,900	3.1%

Personnel expense to Total noninterest expense	54.3%	51.3%	49.8%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $358 million for 2011, up $35 million (11%) from 2010. Average full-time equivalent employees were 4,985 for 2011, up 4% from 4,809 for 2010. Salary-related expenses increased $30 million (12%). This increase was primarily the result of higher compensation and commissions (up $25 million or 10%, including increases in full-time equivalent employees, merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants), combined with higher performance-based incentives (up $3 million or 20%). Fringe benefit expenses increased $5 million (8%), primarily attributable to higher benefit plan expenses related to the increased compensation expense.

Nonpersonnel noninterest expenses on a combined basis were $302 million, down $5 million (2%) compared to $307 million for 2010. FDIC expense decreased $18 million (39%) due to the decline in the assessable deposit base as well as a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment effective April 1, 2011). Occupancy expense increased $6 million (12%), equipment expense increased $2 million (8%), and data processing increased $3 million (9%), primarily attributable to strategic investments in our branch network, systems and infrastructure. Business development and advertising was up $5 million (25%) due to targeted marketing campaigns.

Income Taxes

The Corporation recognized income tax expense of $44 million for 2011 compared to an income tax benefit of $40 million for 2010. The change in income tax was primarily due to the level of pretax income (loss) between the years. The effective tax rate was 23.84% for 2011, compared to an effective tax benefit of 97.91% for 2010. During 2011, the Corporation recorded a $5 million net decrease in the reserve for uncertain tax positions related to the expiration of tax statutes of limitations and a $6 million net decrease in valuation allowance related to changes in tax law. During 2010, the Corporation recorded a $5 million net decrease in the reserve for uncertain tax positions related to the settlement of a tax issue and the expiration of various statutes of limitations. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

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

BALANCE SHEET ANALYSIS

The Corporation’s balance sheet growth historically was driven by loan growth. See section “Loans.” The Corporation has historically financed its asset growth through increased deposits and issuance of debt (see sections, “Deposits,” “Other Funding Sources,” and “Liquidity”), as well as retention of earnings and the issuance of common and preferred stock, particularly in the case of certain acquisitions (see section “Capital”). However, since 2009, the Corporation’s balance sheet has shrunk and recent loan growth has primarily been funded from cash flows from the investment securities portfolio.

Loans

Total loans were $14.0 billion at December 31, 2011, an increase of $1.4 billion or 11% from December 31, 2010. Commercial loans were $8.0 billion, up $1.0 billion (14%) to represent 57% of total loans at the end of 2011, compared to 55% at year-end 2010. Retail loans were $3.1 billion, down $156 million (5%) and represented 22% of total loans compared to 26% at December 31, 2010, while residential mortgage loans increased $605 million (26%) to represent 21% of total loans at December 31, 2011 and 19% at December 31, 2010.

TABLE 8: Loan Composition

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$3,724,736	27%	$3,049,752	24%	$3,450,632	24%	$4,388,691	27%	$4,281,091	28%
Commercial real estate — owner occupied	1,086,829	8	1,049,798	9	1,198,075	9	1,239,139	7	1,293,217	8
Lease financing	58,194	—	60,254	—	95,851	1	122,113	1	108,794	1

Commercial and business lending	4,869,759	35	4,159,804	33	4,744,558	34	5,749,943	35	5,683,102	37
Commercial real estate — investor	2,563,767	18	2,339,415	18	2,618,991	18	2,327,412	15	2,342,148	15
Real estate construction	584,046	4	553,069	4	1,397,493	10	2,260,888	13	2,260,766	14

Commercial real estate lending	3,147,813	22	2,892,484	22	4,016,484	28	4,588,300	28	4,602,914	29

Total commercial	8,017,572	57	7,052,288	55	8,761,042	62	10,338,243	63	10,286,016	66
Home equity	2,504,704	18	2,523,057	20	2,546,167	18	2,883,317	18	2,269,122	15
Installment	557,782	4	695,383	6	873,568	6	827,303	5	841,136	5

Total retail	3,062,486	22	3,218,440	26	3,419,735	24	3,710,620	23	3,110,258	20
Residential mortgage	2,951,013	21	2,346,007	19	1,947,848	14	2,235,045	14	2,119,978	14

Total consumer	6,013,499	43	5,564,447	45	5,367,583	38	5,945,665	37	5,230,236	34

Total loans	$14,031,071	100%	$12,616,735	100%	$14,128,625	100%	$16,283,908	100%	$15,516,252	100%

Farmland	$26,221	1%	$$36,741	2%	$$47,514	2%	$$57,242	3%	$$59,590	3%
Multi-family	694,056	27	485,977	21	543,936	21	496,059	21	534,679	23
Non-owner occupied	1,843,490	72	1,816,697	77	2,027,541	77	1,774,111	76	1,747,879	74

Commercial real estate — investor	$2,563,767	100%	$2,339,415	100%	$2,618,991	100%	$2,327,412	100%	$2,342,148	100%

1-4 family construction	$120,170	21%	$$96,296	17%	$$251,307	18%	$$423,137	19%	$$486,383	22%
All other construction	463,876	79	456,773	83	1,146,186	82	1,837,751	81	1,774,383	78

Real estate construction	$584,046	100%	$553,069	100%	$1,397,493	100%	$2,260,888	100%	$2,260,766	100%

During 2010, the Corporation undertook a comprehensive risk appetite and portfolio shaping analysis aimed at ensuring diversification within the loan portfolio. Long-term guidelines were set relative to the proportion of Retail, Commercial and Industrial, and Commercial Real Estate loans within the overall loan portfolio. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits have subsequently been, and will continue to be, reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $4.9 billion at the end of 2011, up $710 million (17%) since year-end 2010, and comprised 35% of total loans outstanding at year-end 2011 compared to 33% at year-end 2010. The commercial and business lending classification primarily includes commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Within the commercial and business lending category, commercial and industrial loans were $3.7 billion, an increase of $675 million (22%) from December 31, 2010, and represented 27% of total loans, compared to 24% for the prior year-end. Commercial real estate owner occupied totaled $1.1 billion at December 31, 2011, up $37 million (4%) from December 31, 2010, and comprised 8% of total loans, compared to 9% from year-end 2010. During the second half of 2010, the Corporation formed the Specialized Financial Services Group to capitalize on opportunities in several targeted industry segments within its existing portfolios (e.g., insurance, mortgage warehouse, public funds, healthcare, financial institutions) and to expand into several new industry segments (power, oil and gas). The Specialized Financial Services Group grew $296 million in the new industry segments during 2011.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $3.1 billion at December 31, 2011, up $255 million (9%) from December 31, 2010, and comprised 22% of total loans, unchanged from year-end 2010. Commercial real estate lending to investors totaled $2.6 billion at December 31, 2011, up $224 million (10%) from December 31, 2010, and comprised 18% of total loans, unchanged from year-end 2010. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multifamily projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by. Credit risk is managed in a similar manner to commercial and industrial loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were up $31 million (6%) to $584 million, representing 4% of the total loan portfolio at the end of both 2011 and 2010. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Retail loans totaled $3.1 billion at December 31, 2011, down $156 million (5%) compared to 2010, and represented 22% of the 2011 year-end loan portfolio versus 26% at year-end 2010. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines, as well as home equity loans, some of which are first lien positions (first lien positions represented 44% of the total home equity portfolio at December 31, 2011, compared to 38% at December 31, 2010), while installment loans consist of educational loans, as well as short-term and other personal installment loans. The Corporation had $448 million and $496 million of education loans at December 31, 2011 and 2010, respectively, the majority of which are government guaranteed. During 2011, the Corporation sold approximately $40 million of installment loans from its consumer finance subsidiary. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential mortgage loans totaled $3.0 billion at the end of 2011, up $605 million (26%) from the prior year and comprised 21% of total loans outstanding at December 31, 2011 and 19% at December 31, 2010. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, nearly all of the Corporation’s fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained.

During the second half of 2010, the Corporation made a decision to change its practice and began retaining 15-year, fixed-rate residential real estate mortgages in its loan portfolio. As a result, approximately $500 million of 15-year, fixed-rate residential real estate mortgage loans were retained by the Corporation in 2010. The Corporation retained an additional $317 million of 15-year, fixed-rate residential real estate mortgages and $183 million of 15-year fixed—rate first lien position home equity loans during 2011. In December 2011, the Corporation sold approximately $94 million of 15-year, fixed-rate residential real estate mortgage loans for a $3 million gain.

The Corporation’s underwriting and risk-based pricing guidelines for consumer-related real estate loans consist of a combination of both borrower FICO (credit score) and the loan-to-value (“LTV”) of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 85% for customers with FICO scores exceeding 710, and 75% LTV for all other customers. The average FICO score for new home equity production in 2011 was 783, unchanged from 2010. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 9: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

December 31, 2011	Maturity(1)
	Within 1 Year(2)	1-5 Years	After 5 Years	Total
	($ in Thousands)
Commercial and industrial	$2,871,817	$668,004	$184,915	$3,724,736
Commercial real estate — investor	1,333,622	1,122,287	107,858	2,563,767
Commercial real estate — owner occupied	510,816	490,965	85,048	1,086,829
Real estate construction	429,117	125,422	29,507	584,046

Total	$5,145,372	$2,406,678	$407,328	$7,959,378

Fixed rate	$1,490,698	$1,429,699	$264,702	$3,185,099
Floating or adjustable rate	3,654,674	976,979	142,626	4,774,279

Total	$5,145,372	$2,406,678	$407,328	$7,959,378

Percent by maturity distribution	65%	30%	5%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

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

At December 31, 2011, the allowance for loan losses was $378 million, compared to $477 million at December 31, 2010. The allowance for loan losses to total loans was 2.70% and 3.78% at December 31, 2011, and 2010, respectively, and the allowance for loan losses covered 106% and 83% of nonaccrual loans at December 31, 2011, and 2010, respectively. Management’s allowance methodology includes an impairment analysis on specifically identified loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall appropriate level of the allowance for loan losses. Changes in the allowance for loan losses are shown in

Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. Finally, the provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. Based on management’s assessment of the appropriate level of the allowance for loan losses given the changes in credit quality metrics, a provision for loan losses of $52 million was recognized for 2011, compared to a provision for loan losses of $390 million for 2010.

The general economy remained weak with only modest improvement during 2011, as stabilizing real estate values, and improved (but continued high) levels of unemployment, were countered by concerns over European Sovereign Debt defaults, and high levels of government debt. Commercial real estate values (based on the Moody’s//REAL Commercial Property Price Index) have stabilized but remain weak, as evidenced by an approximate 2% increase in nationwide average commercial real estate values during 2011, compared with a 30% decline in values in the prior two years. During 2011, vacancy rates for multi-family properties improved (nationally by 20%) benefiting from the pent-up demand from the weakness of recent years. However, other types of commercial investment properties continue to experience weakness due to the stagnant economy.

Residential real estate markets have also remained weak across the Midwest as average property values (based on FHFA Conventional and Conforming Home Price Index) in our footprint states have declined approximately 3-6% on average during 2011, which is comparable to the average decline in the past 2 years. Finally, as a sign of improvement in the Midwestern economy, unemployment rates have generally declined as the Midwest unemployment rate was 7.9% for December 2011, compared with 8.7% for December 2010. In a challenging real estate market, such as currently exists as described above, the value of the collateral securing the loans continues to be one of the most important factors in determining the appropriate amount of allowance for estimated loan losses to record at the balance sheet date.

Credit quality, as a result of the modestly improved economy, also continued to improve during 2011. Nonaccrual loans declined to $357 million (representing 2.54% of total loans), down 38% from December 31, 2010, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $44 million at December 31, 2011, a decrease of 63% from December 31, 2010, while potential problem loans declined to $566 million, a reduction of 41% from year-end 2010.

Gross charge offs were $190 million for 2011 and $528 million for 2010, while recoveries for the corresponding periods were $39 million and $41 million, respectively. As a result, net charge offs were $151 million or 1.13% of average loans for 2011, compared to $487 million or 3.69% of average loans for 2010 (see Table 10). The 2011 decrease in net charge offs of $336 million was comprised of a $335 million decrease in commercial net charge offs, and a $1 million decrease in retail and residential mortgage net charge offs. For 2011, 54% of net charge offs came from commercial loans (commercial loans represented 57% of total loans at year-end 2011), compared to 86% for 2010. The continued elevated levels of retail home equity and residential mortgage net charge offs was primarily due to the uncertain economic conditions and a weak housing market. For 2011, retail loans (which represent 22% of total loans at year-end 2011) accounted for 36% of net charge offs, up from 11% for 2010. Residential mortgages (representing 21% of total loans at year-end 2011) accounted for 10% of 2011 net charge offs, compared to 3% for 2010. Gross charge offs of retail and residential mortgage loans began moderating in 2010 and 2011, as economic conditions improved slightly, however, a high degree of uncertainty continues to exist as unemployment remains elevated, and high energy prices, rising health care costs, and a weak housing market continue to impact consumer borrowing behavior and ability to pay back debt. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

	Years Ended December 31,
	2011				2010				2009				2008				2007
	($ in Thousands)
Allowance for loan losses, at beginning of year	$476,813				$573,533				$265,378				$200,570				$203,481
Balance related to acquisitions	—				—				—				—				2,991
Provision for loan losses	52,000				390,010				750,645				202,058				34,509
Loans charged off:
Commercial and industrial	38,662				121,179				161,260				45,207				21,574
Commercial real estate — owner occupied	9,485				20,871				7,889				4,943				4,078
Lease financing	173				11,081				1,575				599				150

Commercial and business lending	48,320				153,131				170,724				50,749				25,802
Commercial real estate — investor	29,479				96,530				49,399				7,989				349
Real estate construction	38,222				204,728				157,752				55,782				2,559

Commercial real estate lending	67,701				301,258				207,151				63,771				2,908

Total commercial	116,021				454,389				377,875				114,520				28,710
Home equity	42,623				51,132				49,674				20,011				9,732
Installment	16,134				9,787				10,364				7,546				6,501

Total retail	58,757				60,919				60,038				27,557				16,233
Residential mortgage	14,954				13,184				14,293				3,749				2,306

Total loans charged off (1)(2)	189,732				528,492				452,206				145,826				47,249
Recoveries of loans previously charged off:
Commercial and industrial	16,350				20,609				5,583				6,000				3,595
Commercial real estate — owner occupied	2,509				308				537				313				761
Lease financing	1,955				25				5				29				26

Commercial and business lending	20,814				20,942				6,125				6,342				4,382
Commercial real estate — investor	5,666				10,141				512				78				43
Real estate construction	7,521				6,040				555				73				252

Commercial real estate lending	13,187				16,181				1,067				151				295

Total commercial	34,001				37,123				7,192				6,493				4,677
Home equity	3,201				2,733				884				384				386
Installment	1,584				1,669				1,525				1,386				1,530

Total retail	4,785				4,402				2,409				1,770				1,916
Residential mortgage	284				237				115				313				245

Total recoveries	39,070				41,762				9,716				8,576				6,838

Total net charge offs (1)(2)	150,662				486,730				442,490				137,250				40,411

Allowance for loan losses, at end of year	$378,151				$476,813				$573,533				$265,378				$200,570

Ratios at end of year:
Allowance for loan losses to total loans	2.70%				3.78%				4.06%				1.63%				1.29%
Allowance for loan losses to net charge offs	2.5	x			1.0	x			1.3	x			1.9	x			5.0	x

Net loan charge offs (recoveries):			(A	)			(A	)			(A	)			(A	)			(A	)
Commercial and industrial	$22,312		70		$100,570		330		$155,677		401		$39,207		90		$17,979		46
Commercial real estate — owner occupied	6,976		67		20,563		183		7,352		58		4,630		37		3,317		24
Lease financing	(1,782)		N/M		11,056		N/M		1,570		144		570		47		124		14

Commercial and business lending	27,506		64		132,189		310		164,599		312		44,407		78		21,420		40
Commercial real estate — investor	23,813		98		86,389		346		48,887		197		7,911		34		306		1
Real estate construction	30,701		N/M		198,688		N/M		157,197		N/M		55,709		238		2,307		11

Commercial real estate lending	54,514		183		285,077		N/M		206,084		468		63,620		136		2,613		6

Total commercial	82,020		113		417,266		536		370,683		383		108,027		104		24,033		25
Home equity	39,422		153		48,399		195		48,790		181		19,627		74		9,346		43
Installment	14,550		237		8,118		95		8,839		103		6,160		74		4,971		57

Total retail	53,972		169		56,517		169		57,629		162		25,787		74		14,317		47
Residential mortgage	14,670		52		12,947		63		14,178		60		3,436		16		2,061		9

Total net charge offs (1)(2)	$150,662		113		$486,730		369		$442,490		284		$137,250		85		$40,411		27

Commercial real estate and Real estate construction net charge off detail:
Farmland	$704		225		$377		89		$146		28		$74		13		$1		—
Multi-family	4,531		77		13,516		256		6,225		119		1,116		22		59		1
Non-owner occupied	18,578		103		72,496		377		42,516		224		6,721		38		246		1

Commercial real estate — investor	$23,813		98		$86,389		346		$48,887		197		$7,911		34		$306		1

1-4 family construction	$11,888		N/M		$41,748		N/M		$38,662		N/M		$21,723		495		$1,692		31
All other construction	18,813		N/M		156,940		N/M		118,535		N/M		33,986		178		615		4

Real estate construction	$30,701		N/M		$198,688		N/M		$157,197		N/M		$55,709		238		$2,307		11

(A)	Ratio of net charge offs to average loans by loan type in basis points.

N/M Not meaningful

(1)	Charge offs for the year ended December 31, 2010, include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.

(2)	Charge offs for the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
	2011		2010		2009		2008		2007
	($ in Thousands)
Allowance allocation:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$124,374	3.34%	$137,770	4.52%	$196,637	5.70%	$103,198	2.35%	$67,941	1.59%
Commercial real estate — owner occupied *	36,200	3.33	54,320	5.17	52,275	4.36	58,202	1.63	71,172	1.96
Lease financing	2,567	4.41	7,396	12.27	8,303	8.66	777	0.64	732	0.67

Commercial and business lending	163,141	3.35	199,486	4.80	257,215	5.42	162,177		139,845
Commercial real estate — investor	86,689	3.38	111,264	4.76	110,162	4.21	—	—	—	—
Real estate construction	21,327	3.65	56,772	10.26	118,708	8.49	65,991	2.92	24,084	1.07

Commercial real estate lending	108,016	3.43	168,036	5.81	228,870	5.70	65,991		24,084

Total commercial	271,157	3.38	367,522	5.21	486,085	5.55	228,168	2.21	163,929	1.59
Home equity	70,144	2.80	55,090	2.18	43,783	1.72	20,175	0.7	20,045	0.88
Installment	6,623	1.19	17,328	2.49	11,298	1.29	6,585	0.8	5,353	0.64

Total retail	76,767	2.51	72,418	2.25	55,081	1.61	26,760	0.72	25,398	0.82
Residential mortgage	30,227	1.02	36,873	1.57	32,367	1.66	10,450	0.47	11,243	0.53

Total allowance for loan losses	$378,151	2.70%	$476,813	3.78%	$573,533	4.06%	$265,378	1.63%	$200,570	1.29%

	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )
Commercial and industrial	33%	27%	29%	24%	34%	24%	39%	27%	34%	28%
Commercial real estate — owner *	10	8	11	9	9	9	22	7	36	8
Lease financing	—	—	2	—	2	1	—	1	—	1

Commercial and business lending	43	35	42	33	45	34	61	35	70	37
Commercial real estate — investor	23	18	23	18	19	18	—	15	—	15
Real estate construction	6	4	12	4	21	10	25	13	12	14

Commercial real estate lending	29	22	35	22	40	28	25	28	12	29

Total commercial	72	57	77	55	85	62	86	63	82	66
Home equity	18	18	11	20	7	18	8	18	9	15
Installment	2	4	4	6	2	6	2	5	4	5

Total retail	20	22	15	26	9	24	10	23	13	20
Residential mortgage	8	21	8	19	6	14	4	14	5	14

Total allowance for loan losses	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

*	A break-down between commercial real estate-owner occupied and commercial real estate-investor is not available for 2008 and 2007.

(A)	Allowance for loan losses category as a percentage of total loans by category.

(B)	Allowance for loan losses category as a percentage of total allowance for loan losses.

(C)	Total loans by category as a percentage of total loans.

The allocation methodology used at December 31, 2011, 2010, and 2009 was comparable, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses for credit losses by pools of risk. First, as reflected in Note 3, “Loans,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Second, management allocates allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. During the first quarter of 2011, management refined its process for determining historical loss rates by incorporating default and loss severity rates at a more granular level within each loan portfolio. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

The allowance allocation at year-end 2011 continues to be significantly weighted to commercial loans, with $271 million or 72% of the total allowance allocated to the commercial portfolios, compared to $368 million or 77% at year-end 2010. The allowance allocated to commercial and business lending was $163 million at year-end 2011, a decrease of $36 million from year-end 2010, and represented 43% of the allowance for loan losses at year-end 2011 (versus 42% at year-end 2010). The decrease in the commercial and business portfolio allocation was due to a $74 million decrease in nonaccrual loans, representing 29% of total nonaccrual loans at year-end 2011 compared to 31% at year-end 2010, and potential problem loans declined from $551 million at year-end 2010 to $290 million at year-end 2011, representing a lower percentage of potential problem loans, 51% at year-end 2011 (versus 57% at year-end 2010). The allowance allocated to commercial real estate lending was $108 million at year-end 2011, a decrease of $60 million from year-end 2010, and represented 29% of the allowance for loan losses at year-end 2011 (versus 35% at year-end 2010). The decreased allowance allocation to the commercial real estate portfolio was attributable to the decrease of $118 million in nonaccrual loans, representing 40% of total nonaccrual loans at year-end 2011 compared to 45% at year-end 2010, and potential problem loans declined from $391 million at year-end 2010 to $258 million at year-end 2011, representing 46% of potential problem loans at year-end 2011 (versus 41% at year-end 2010). The allowance allocation to residential mortgage loans was $30 million at year-end 2011, a decrease of $7 million from year-end 2010 and represented 8% of the allowance for loan losses at both December 31, 2011 and 2010. The allowance allocation to home equity loans was $70 million at year-end 2011, an increase of $15 million from year-end 2010 and represented 18% of the allowance for loan losses at December 31, 2011 and 11% at December 31, 2010. The increase was driven by the continued higher levels of nonaccrual loans and net charge offs in this portfolio. The allowance allocation to installment loans decreased to 2% at year-end 2011 (compared to 4% for year-end 2010) given the decrease in nonaccrual installment loans. Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its core footprint, and considers the trend of deterioration in loan quality in establishing the level of the allowance for loan losses. Management believes the level of the allowance for loan losses is appropriate at December 31, 2011.

The largest portion of the allowance at year-end 2010 was allocated to commercial loans, with $368 million or 77% of the total allowance allocated to the commercial portfolios, compared to $486 million or 85% at year-end 2009. The allowance allocated to commercial and business lending was $199 million at year-end 2010, a decrease of $58 million from year-end 2009, and represented 42% of the allowance for loan losses at year-end 2010 (versus 45% at year-end 2009). The decrease in the commercial and business portfolio allocation was due to a $133 million decrease in nonaccrual loans, representing 31% of total nonaccrual loans at year-end 2010 compared to 29% at year-end 2009, and potential problem loans declined from $824 million at year-end 2009 to $551 million at year-end 2010. The allowance allocated to commercial real estate lending was $168 million at year-end 2010, a decrease of $61 million from year-end 2009, and represented 35% of the allowance for loan losses at year-end 2010 (versus 40% at year-end 2009). The decreased allowance allocation to the commercial real estate portfolio was attributable to the decrease of $396 million in nonaccrual loans, representing 45% of total nonaccrual loans at year-end 2010 compared to 61% at year-end 2009, and potential problem loans declined from $738 million at year-end 2009 to $391 million at year-end 2010, representing 41% of potential problem loans at year-end 2010 (versus 46% at year-end 2009). The allowance allocation to residential mortgage was $37 million at year-end 2010, an increase of $5 million from year-end 2009 and represented 8% of the allowance for loan losses at year-end 2010 (versus 6% at year-end 2009). The allowance allocation to home equity loans was $55 million at year-end 2010, an increase of $11 million from year-end 2009 and represented 11% of the allowance for loan losses at December 31, 2010 and 7% at December 31, 2009. The allowance allocation to installment loans increased to 4% at year-end 2010 (compared to 2% for year-end 2009). Management believes the level of the allowance for loan losses is appropriate at December 31, 2010.

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

Nonaccrual loans are considered one indicator of potential future loan losses. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest balance of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned

	Years Ended December 31,
	2011		2010		2009		2008		2007
	($ in Thousands)
Nonaccrual loans:
Commercial	$243,595		$435,781		$964,888		$257,322		$105,780
Residential mortgage	63,555		76,319		81,811		45,146		33,737
Retail	49,622		62,256		31,100		24,389		13,011

Total nonaccrual loans (NALs)	356,772		574,356		1,077,799		326,857		152,528
Other real estate owned (OREO)	41,571		44,330		68,441		48,710		26,489

Total nonperforming assets (NPAs)	$398,343		$618,686		$1,146,240		$375,567		$179,017

Accruing loans past due 90 days or more:
Commercial	$4,236		$2,096		$9,394		$—		$3,039
Residential mortgage	—		—		—		10		—
Retail	689		1,322		15,587		13,801		7,079

Total accruing loans past due 90 days or more	$4,925		$3,418		$24,981		$13,811		$10,118

Restructured loans (accruing):
Commercial	$85,084		$48,124		$480		$—		$—
Residential mortgage	18,115		19,378		13,410		—		—
Retail	9,965		12,433		5,147		—		—

Total restructured loans (accruing)	$113,164		$79,935		$19,037		$—		$—

Restructured loans included in nonaccrual loans	$87,493		$35,939		$9,393		$—		$—
Ratios at year end:
Nonaccrual loans to total loans	2.54%		4.55%		7.63%		2.01%		0.98%
NPAs to total loans plus OREO	2.83%		4.89%		8.07%		2.30%		1.15%
NPAs to total assets	1.82%		2.84%		5.01%		1.55%		0.83%
AFLL to nonaccrual loans	106%		83%		53%		81%		131%
AFLL to total loans at end of year	2.70%		3.78%		4.06%		1.63%		1.29%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$56,075	2%	$99,845	3%	$230,000	7%	$104,664	2%	$32,610	1%
Commercial real estate — owner occupied	35,718	3%	59,317	6%	59,785	5%	22,999	2%	14,888	1%
Lease financing	10,644	18%	17,080	28%	19,506	20%	187	0%	1,323	1%

Commercial and business lending	102,437	2%	176,242	4%	309,291	7%	127,850	2%	48,821	1%
Commercial real estate — investor	99,352	4%	164,610	7%	246,308	9%	39,424	2%	19,498	1%
Real estate construction	41,806	7%	94,929	17%	409,289	29%	90,048	4%	37,461	2%

Commercial real estate lending	141,158	4%	259,539	9%	655,597	16%	129,472	3%	56,959	1%

Total commercial	243,595	3%	435,781	6%	964,888	11%	257,322	2%	105,780	1%
Home equity	46,907	2%	51,712	2%	24,452	1%	18,109	1%	9,713	0%
Installment	2,715	0%	10,544	2%	6,648	1%	6,280	1%	3,298	0%

Total retail	49,622	2%	62,256	2%	31,100	1%	24,389	1%	13,011	0%
Residential mortgage	63,555	2%	76,319	3%	81,811	4%	45,146	2%	33,737	2%

Total consumer	113,177	2%	138,575	2%	112,911	2%	69,535	1%	46,748	1%

Total nonaccrual loans	356,772	3%	574,356	5%	1,077,799	8%	326,857	2%	152,528	1%
Commercial real estate owned	24,795		31,830		52,468		28,724		8,465
Residential real estate owned	13,285		9,090		11,572		15,178		10,308
Bank properties real estate owned	3,491		3,410		4,401		4,808		7,716

Other real estate owned	41,571		44,330		68,441		48,710		26,489

Total nonperforming assets	$398,343		$618,686		$1,146,240		$375,567		$179,017

Commercial real estate & Real estate construction NALs Detail:		(A )		(A )		(A )		(A )		(A )
Farmland	$1,907	7%	$4,734	13%	$1,524	3%	$36	0%	$616	1%
Multi-family	7,909	1%	23,864	5%	17,867	3%	10,819	2%	4,768	1%
Non-owner occupied	89,536	5%	136,012	7%	226,917	11%	28,569	2%	14,114	1%

Commercial real estate — investor	$99,352	4%	$164,610	7%	$246,308	9%	$39,424	2%	$19,498	1%

1-4 family construction	$21,717	18%	$23,963	25%	$77,645	31%	$38,727	9%	$11,557	2%
All other construction	20,089	4%	70,966	16%	331,644	29%	51,321	3%	25,904	1%

Real estate construction	$41,806	7%	$94,929	17%	$409,289	29%	$90,048	4%	$37,461	2%

(A)	Ratio of nonaccrual loans by type to total loans by type.

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned (continued)

	Years Ended December 31,
	2011	2010	2009	2008	2007
	($ in Thousands)
Loans 30-89 days past due by type:
Commercial and industrial	$8,743	$33,013	$64,369	$40,109	$44,073
Commercial real estate — owner occupied	7,092	9,295	30,043	13,179	22,613
Lease financing	104	132	823	370	6,032

Commercial and business lending	15,939	42,440	95,235	53,658	72,718
Commercial real estate — investor	4,970	37,191	51,932	69,887	31,911
Real estate construction	996	8,016	56,559	25,266	18,813

Commercial real estate lending	5,966	45,207	108,491	95,153	50,724

Total commercial	21,905	87,647	203,726	148,811	123,442
Home equity	12,189	13,886	14,304	16,606	15,323
Installment	2,592	9,624	8,499	9,733	9,030

Total retail	14,781	23,510	22,803	26,339	24,353
Residential mortgage	7,224	8,722	14,226	14,962	9,875

Total consumer	22,005	32,232	37,029	41,301	34,228

Total loans past due 30-89 days	$43,910	$119,879	$240,755	$190,112	$157,670

Commercial real estate & Real estate construction Past Due Loan Detail:
Farmland	$—	$47	$1,338	$892	$509
Multi-family	407	2,758	7,669	3,394	10,551
Non-owner occupied	4,563	34,386	42,925	65,601	20,851

Commercial real estate — investor	$4,970	$37,191	$51,932	$69,887	$31,911

1-4 family construction	$475	$930	$38,555	$6,150	$3,560
All other construction	521	7,086	18,004	19,116	15,253

Real estate construction	$996	$8,016	$56,559	$25,266	$18,813

Potential problem loans by type:
Commercial and industrial	$153,306	$354,284	$563,836	$363,285	$172,734
Commercial real estate — owner occupied	136,366	193,819	251,312	100,270	85,692
Lease financing	158	2,617	8,367	1,713	1,332

Commercial and business lending	289,830	550,720	823,515	465,268	259,758
Commercial real estate — investor	230,206	298,959	346,825	143,347	145,029
Real estate construction	27,649	91,618	391,105	312,144	121,953

Commercial real estate lending	257,855	390,577	737,930	455,491	266,982

Total commercial	547,685	941,297	1,561,445	920,759	526,740
Home equity	5,451	3,057	13,400	8,900	6,665
Installment	233	703	1,524	889	530

Total retail	5,684	3,760	14,924	9,789	7,195
Residential mortgage	13,037	18,672	19,150	7,254	11,793

Total consumer	18,721	22,432	34,074	17,043	18,988

Total potential problem loans	566,406	$963,729	$1,595,519	$937,802	$545,728

Nonaccrual loans were $357 million at December 31, 2011, compared to $574 million at December 31, 2010. As shown in Table 12, total nonaccrual loans were down $217 million since year-end 2010, with commercial nonaccrual loans down $192 million and consumer-related nonaccrual loans down $25 million. The ratio of nonaccrual loans to total loans at the end of 2011 was 2.54%, as compared to 4.55% December 31, 2010. The Corporation’s allowance for loan losses to nonaccrual loans was 106% at year-end 2011, up from 83% at year-end 2010.

Accruing Loans Past Due 90 Days or More:  Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2011 accruing loans 90 days or more past due totaled $5 million compared to $3 million at December 31, 2010.

Troubled Debt Restructurings (“Restructured Loans”):  Loans are considered restructured loans if concessions have been granted to the borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment structure or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual.

Beginning in 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets it serves, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with its mortgage customers to provide them with an affordable monthly payment through extension of the maturity date, reduction in interest rate, and / or partial principal forbearance. Beginning in 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans, whereby a troubled loan is restructured into two notes. The first note is reasonably assured of repayment and performance according to the prudently modified terms and is returned to accrual status based on a sustained period of repayment performance under the modified terms (generally a minimum of six months). The portion of the troubled loan that is not reasonably assured of repayment is fully charged off; however, the borrower has not been released from any repayment obligation related to these notes. In accordance with generally accepted accounting principles, the first note used need not be disclosed as a troubled debt restructuring in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Corporation was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. To date, the Corporation’s use of the multiple note structure has not been significant, but use of this structure could increase in future periods. At December 31, 2011, the Corporation had total restructured loans of $200 million (including $87 million classified as nonaccrual and $113 million performing in accordance with the modified terms), compared to $116 million at December 31, 2010 (including $36 million classified as nonaccrual and $80 million performing in accordance with the modified terms).

Potential Problem Loans:  The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At December 31, 2011, potential problem loans totaled $566 million, compared to $964 million at December 31, 2010. The $398 million decrease in potential problem loans since December 31, 2010, was primarily due to a $261 million decrease in commercial and business lending and a $133 million decrease in commercial real estate lending.

Other Real Estate Owned:  Other real estate owned decreased to $41 million at December 31, 2011, compared to $44 million at December 31, 2010. The $3 million decrease in other real estate owned during 2011 was primarily attributable to a $7 million decrease in commercial real estate owned, partially offset by a $4 million increase in residential real estate owned. Net losses on sales of other real estate owned were $2 million and $4 million for 2011, and 2010, respectively. Write-downs on other real estate owned were $9 million and $10 million for 2011, and 2010, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2011	2010	2009
	($ in Thousands)
Interest income in accordance with original terms	$31,463	$40,703	$70,852
Interest income recognized	(13,414)	(15,917)	(41,098)

Reduction in interest income	$18,049	$24,786	$29,754

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

At December 31, 2011, the total carrying value of investment securities was $4.9 billion, down $1.2 billion or 19% compared to December 31, 2010 (reflecting the Corporation’s strategy of funding loan growth primarily through investment securities run-off), and represented 23% of total assets, compared to 28% of total assets at December 31, 2010. On average, the investment portfolio was $5.5 billion for 2011, up $58 million compared to 2010, and represented 28% and 26% of average earning assets for 2011 and 2010, respectively.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2011	% of Total	2010	% of Total	2009	% of Total
	($ in Thousands)
Investment Securities Available for Sale:
Amortized Cost:
U.S. Treasury securities	$1,000	<1%	$1,199	<1%	$3,896	<1%
Federal agency securities	24,031	1	29,791	1	41,980	1
Obligations of state and political subdivisions	797,691	17	829,058	14	865,111	15
Residential mortgage-related securities	3,674,696	77	4,831,481	80	4,751,033	84
Commercial mortgage-related securities	16,647	<1	7,604	<1	—	—
Asset-backed securities	188,439	4	299,459	5	—	—
Other securities (debt and equity)	72,896	1	13,384	<1	20,954	<1

Total amortized cost	$4,775,400	100%	$6,011,976	100%	$5,682,974	100%

Fair Value:
U.S. Treasury securities	$1,001	<1%	$1,208	<1%	$3,875	<1%
Federal agency securities	24,049	1	29,767	1	43,407	1
Obligations of state and political subdivisions	847,246	17	838,602	14	885,165	15
Residential mortgage-related securities	3,785,590	77	4,910,497	80	4,882,519	84
Commercial mortgage-related securities	18,543	<1	7,753	<1	—	—
Asset-backed securities	187,732	4	298,841	5	—	—
Other securities (debt and equity)	73,322	1	14,673	<1	20,567	<1

Total fair value and carrying value	$4,937,483	100%	$6,101,341	100%	$5,835,533	100%

Net unrealized holding gains	$162,083		$89,365		$152,559

At December 31, 2011, the Corporation’s securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $287 million. At December 31, 2011, approximately 99% of the investment securities portfolio was rated investment grade.

The Corporation recognized credit-related other-than-temporary impairment write-downs of less than $1 million during 2011, including write-downs on trust preferred debt securities and various equity securities. During 2010, the Corporation recognized credit-related other-than-temporary impairment write-downs of $4 million, including write-downs on trust preferred debt securities, a non-agency mortgage-related security, and various equity securities. See Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Investment Securities,” of the notes to consolidated financial statements for additional information.

Obligations of State and Political Subdivisions (Municipal Securities): At December 31, 2011 and 2010, municipal securities were $847 million and $839 million, and represented 17% and 14%, respectively, of total investment securities based on fair value. Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, due to the large number of small investments in these obligations (general obligation, essential services, etc.) the loss exposure on any particular obligation is mitigated. As of December 31, 2011, the total fair value of municipal securities reflected a net unrealized gain of approximately $50 million.

Residential and Commercial Mortgage-related Securities: At December 31, 2011 and 2010, residential and commercial mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations (“CMOs”)) were $3.8 billion and $4.9 billion, respectively, and represented 77% and 80%, respectively, of total investment securities based on fair value. Of the $3.8 billion mortgage-related investment securities at December 31, 2011, approximately 99% were agency guaranteed. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities.

Asset-backed Securities: At December 31, 2011 and 2010, asset-backed securities (which are largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program) were $188 million and $299 million, and represented 4% and 5%, respectively, of total investment securities based on fair value. The fair value of asset-backed securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. student loans) for these securities, such as prepayment risk and interest rate changes.

Other Securities (Debt and Equity): At December 31, 2011 and 2010, other securities were $73 million and $15 million, respectively. As of December 31, 2011, other securities of $73 million included debt and equity securities of $65 million and $8 million, respectively, compared to debt and equity securities of $6 million and $9 million, respectively, for a total of $15 million at December 31, 2010. During 2011, the Corporation purchased $60 million of corporate debt securities with an estimated maturity of 3 years and a rating of A or AA. Debt securities include corporate bonds, trust preferred debt securities pools, commercial paper, and money market mutual funds, while equity securities include preferred and common equity securities. The downturn in the economy has resulted in depressed prices for trust preferred debt securities pools and common equity securities resulting in the write-downs noted above.

Federal Home Loan Bank of Chicago (“FHLB”) and Federal Reserve Bank of Chicago Stocks: At December 31, 2011, the Corporation had FHLB stock of $121 million and Federal Reserve Bank stock of $70 million, unchanged from December 31, 2010. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago resumed payment of dividends during the first quarter of 2011. In February 2012, the FHLB of Chicago initiated a tender for certain of its shares, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender and reduced its equity holdings in the FHLB of Chicago by $13 million.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — December 31 2011

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
	Within one year		After one but within five years		After five but within ten years		After ten years		Mortgage-related and equity securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in Thousands)
U. S. Treasury securities	$1,000	1.31%	$—	—	$—	—	$—	—	$—	—	$1,000	1.31%	$1,001
Federal agency securities	23,991	0.70%	40	3.57%	—	—	—	—	—	—	24,031	0.70%	24,049
Obligations of states and political subdivisions(2)	34,587	5.65%	119,538	5.66%	557,997	5.57%	85,569	5.96%	—	—	797,691	5.63%	847,246
Other debt securities	3,569	1.64%	60,872	1.42%	—	—	1,330	1.10%	—	—	65,771	1.43%	64,530
Residential mortgage-related securities	—	—	—	—	—	—	—	—	3,674,696	3.42%	3,674,696	3.42%	3,785,590
Commercial mortgage-related securities	—	—	—	—	—	—	—	—	16,647	5.75%	16,647	5.75%	18,543
Asset-backed securities	—	—	—	—	—	—	—	—	188,439	0.58%	188,439	0.58%	187,732
Other equity securities	—	—	—	—	—	—	—	—	7,125	6.12%	7,125	6.12%	8,792

Total amortized cost	$63,147	3.48%	$180,450	4.23%	$557,997	5.57%	$86,899	5.88%	$3,886,907	3.30%	$4,775,400	3.65%	$4,937,483

Total fair value and carrying value	$64,313		$185,425		$595,889		$91,199		$4,000,657				$4,937,483

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 6, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2011. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2011 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

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

At December 31, 2011, deposits were $15.1 billion, down $135 million or 1% from December 31, 2010, consistent with the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits. The decrease in total deposits included a $381 million decrease in other time deposits and a $285 million decrease in money market deposits, partially offset by a $427 million increase in interest-bearing demand deposits. As a result of the strategy noted above, network transaction deposits declined $269 million to represent 6% of total deposits at December 31, 2011 (compared to 8% at year-end 2010), while noninterest-bearing demand deposits increased to 26% of total deposits (versus 24% last year end).

Net customer deposits and funding averaged $15.0 billion for 2011, up $570 million or 4% from 2010. Similar to that seen for period end deposits, the mix of average deposits was also impacted by the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits. For 2011 and 2010 as presented in Table 16, demand deposits grew to 23% of total average deposits for 2011, while network transaction deposits declined to 7% of total average deposits (compared to 13% of total average deposits for 2010) and brokered certificates of deposit declined to 2% of total average deposits for 2011.

TABLE 16: Average Deposits Distribution

	2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Noninterest-bearing demand deposits	$3,381,128	23%	$3,094,691	18%	$2,884,673	18%
Savings deposits	987,198	7%	898,019	5%	880,544	6%
Interest-bearing demand deposits	1,947,506	14%	2,780,525	17%	2,154,745	13%
Money market deposits	5,147,437	36%	6,374,071	38%	5,390,782	34%
Brokered certificates of deposit	290,226	2%	547,328	3%	767,424	5%
Other time deposits	2,647,632	18%	3,251,667	19%	3,880,878	24%

Total deposits	14,401,127	100%	16,946,301	100%	15,959,046	100%
Customer repo sweeps	860,831		239,144		301,929
Customer repo term	932,844		—		—

Total customer funding	1,793,675		239,144		301,929

Total deposits and customer funding	$16,194,802		$17,185,445		$16,260,975

Network transaction deposits included above in interest-bearing demand and money market	$952,825		$2,256,149		$1,613,623
Brokered certificates of deposit	290,226		547,328		767,424

Total network and brokered funding	$1,243,051		$2,803,477		$2,381,047

Net customer deposits and funding	$14,951,751		$14,381,968		$13,879,928

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2011
	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
	($ in Thousands)
Three months or less	$317,698	$97,550	$415,248
Over three months through six months	98,076	103,532	201,608
Over six months through twelve months	166,922	79,452	246,374
Over twelve months	97,491	20,517	118,008

Total	$680,187	$301,051	$981,238

Other Funding Sources

Other funding sources, including short-term and long-term funding, were $3.7 billion at December 31, 2011 and $3.2 billion at December 31, 2010. See also section “Liquidity.” Long-term funding at December 31, 2011, was $1.2 billion, a decrease of $237 million from December 31, 2010. The decrease in long-term funding was primarily attributable to a decrease of $500 million in FHLB advances and a decrease of $170 million in subordinated debt, partially offset by the issuance of $430 million in senior notes to fund the repurchase of the Senior Preferred Stock issued to the U.S. Department of the Treasury. The Corporation retired $28 million of subordinated debt during the first quarter of 2011 and the remaining outstanding balance of $142 million was repaid at maturity on August 15, 2011. During 2011, the Corporation issued $430 million of senior notes which mature on March 28, 2016, and have a fixed coupon rate of 5.125%. See Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term funding is comprised primarily of Federal funds purchased; securities sold under agreements to repurchase; Federal Reserve discount window; short-term FHLB advances; and treasury, tax, and loan notes. Short-term funding sources at December 31, 2011 were $2.5 billion, $767 million higher than December 31, 2010 due to increased securities sold under agreements to repurchase. The FHLB advances included in short-term borrowings are those with original contractual maturities of less than one year, while the Federal Reserve funds represent short-term funding through the Term Auction Facility. The securities sold under agreements to repurchase are short-term borrowings collateralized by securities of the U.S. Government or its agencies and mature daily. The treasury, tax, and loan notes are demand notes representing secured borrowings from the U.S. Treasury, collateralized by qualifying securities and loans. This funding program provides funds at the discretion of the U.S. Treasury that may be called at any time. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 7, “Short-term Funding,” of the notes to consolidated financial statements for additional information on short-term funding, and Table 18 for specific disclosure required for major short-term funding categories.

On average, short and long-term funding totaled $4.1 billion for 2011, up $1.6 billion or 67% from 2010, including a $2.0 billion increase in short-term funding and a $358 million decrease in long-term funding. The mix of funding shifted in 2011 from long-term funding instruments to short-term funding instruments, with average short-term funding increasing to 66% of funding compared to 28% in 2010. Within the short-term funding categories, average securities sold under agreements to repurchase increased $1.5 billion and short-term FHLB advances increased $719 million, while Federal funds purchased declined $198 million. Within long-term funding, average long-term repurchase agreements decreased $255 million, FHLB advances decreased $270 million, and average subordinated debt was down $102 million, while average senior notes increased $269 million.

TABLE 18: Short-Term Funding

	December 31,
	2011	2010	2009
	($ in Thousands)
Federal funds purchased:
Balance end of year	$154,730	$154,810	$402,630
Average amounts outstanding during year	132,799	330,997	992,494
Maximum month-end amounts outstanding	289,445	429,350	2,112,668
Average interest rates on amounts outstanding at end of year	0.12%	1.97%	1.78%
Average interest rates on amounts outstanding during year	0.08%	1.97%	0.83%
Securities sold under agreements to repurchase:
Balance end of year	$1,359,755	$563,884	$195,858
Average amounts outstanding during year	1,793,675	239,144	301,929
Maximum month-end amounts outstanding	2,078,038	563,884	434,014
Average interest rates on amounts outstanding at end of year	0.28%	0.39%	0.21%
Average interest rates on amounts outstanding during year	0.34%	0.28%	0.20%
Federal Reserve Term Auction Facility:
Balance end of year	$—	$—	$600,000
Average amounts outstanding during year	—	67,397	942,973
Maximum month-end amounts outstanding	—	600,000	1,400,000
Average interest rates on amounts outstanding at end of year	—	—	0.24%
Average interest rates on amounts outstanding during year	—	0.25%	0.25%

Liquidity

The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries or acquisitions, and satisfy other operating requirements. In addition to satisfying cash flow requirements in the ordinary course of business, the Corporation actively monitors and manages its liquidity position to insure sufficient resources are available to meet cash flow requirements in adverse situations.

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At December 31, 2011, the Corporation was in compliance with its internal liquidity objectives.

While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s, Standard and Poor’s (“S&P”), Fitch Investors (“Fitch”), and Dominion Bond Rating Service (“DBRS”). Credit ratings by these nationally recognized statistical rating agencies are an important component of the Corporation’s liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The senior credit ratings of the Parent Company and its subsidiary bank are displayed below.

TABLE 19: Credit Ratings

December 31, 2011
	Moody’s	S&P	Fitch	DBRS
Bank short-term deposits	P2	—	F2	R2
Bank long-term	A3	BBB+	BBB-	BBB
Corporation short-term	P2	—	F3	R2
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	Stable	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in December 2008, which was subsequently renewed in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Corporation issued $300 million of senior notes in March 2011 and an additional $130 million of senior notes in September 2011. These senior notes are due in 2016 and bear a 5.125% fixed coupon. In addition, the Corporation issued $65 million of depositary shares of 8% Series B perpetual preferred stock. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at December 31, 2011.

In November 2008, under the CPP, the Corporation issued 525,000 shares of Senior Preferred Stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4 million shares of common stock (“Common Stock Warrants”), for aggregate proceeds of $525 million. On April 6, 2011, the Corporation repurchased half (262,500 shares) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $263 million. On September 14, 2011, the Corporation repurchased the remaining shares (262,500) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $263 million.

The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). On December 6, 2011, the U.S. Department of the Treasury closed on an underwritten secondary public offering of approximately 4 million warrants, each representing the right to purchase one share of common stock, par value $0.01 per share, of the Corporation. As of December 31, 2011, the Common Stock Warrants remain outstanding.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). No dividends were received from subsidiaries in 2011, and at December 31, 2011, $94 million in additional dividends are available to be paid to the Parent Company by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of each subsidiary. See Note 17, “Regulatory Matters,” for additional information on regulatory requirements for the Bank.

The Bank established a note program during 2000. Under this program, short-term and long-term debt may be issued. As of December 31, 2011, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at December 31, 2011. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.5 billion of Federal Home Loan Bank advances were outstanding at December 31, 2011). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank also issues institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2011, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.9 billion investment securities portfolio at December 31, 2011, a portion of these securities were pledged to secure $1.3 billion of collateralized deposits and $1.4 billion of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $1.6 billion could be pledged or sold to enhance liquidity, if necessary.

As reflected in Table 21, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. However, the relatively short maturities in time deposits are not out of the ordinary to the Corporation’s historical experience of its customer base preference. As evidenced in Table 16, average other time and certificates of deposit were 18% of total average deposits for 2011, compared to 19% of total average deposits for 2010. Many short-term borrowings, also shown in Table 21, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 2, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2011, net cash provided by operating activities was $310 million, while investing and financing activities used net cash of $473 million and $89 million, respectively, for a net decrease in cash and cash equivalents of $252 million since year-end 2010. Generally, during 2011, net assets increased to $21.9 billion (up $139 million or 1%) compared to year-end 2010, primarily due to a $1.4 billion increase in loans offset by a $1.2 billion decrease in investment securities. On the funding side, deposits decreased $135 million and long-term funding decreased $237 million, while short-term funding increased $767 million.

For the year ended December 31, 2010, net cash provided by operating and investing activities was $509 million and $617 million, respectively, while financing activities used net cash of $1.1 billion, for a negligible increase in cash and cash equivalents since year-end 2009. Generally, during 2010, assets decreased to $21.8 billion (down $1.1 billion or 5%) compared to year-end 2009, primarily due to a $1.5 billion decrease in loans and a $266 million increase in investment securities. On the funding side, short-term funding increased $521 million, while deposits decreased $1.5 billion and long-term funding decreased $540 million.

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

The resulting simulations for December 31, 2011, projected that net interest income would increase by approximately 2.2% if rates rose by a 100 bp shock. At December 31, 2010, the 100 bp shock up was projected to increase net interest income by approximately 1.7%. As of December 31, 2011, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity:  Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of December 31, 2011, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

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

The following table represents the Corporation’s consolidated static gap position as of December 31, 2011.

TABLE 20: Interest Rate Sensitivity Analysis

	December 31, 2011
	Interest Sensitivity Period
	0-90 Days	91-180 Days	181-365 Days	Total Within 1 Year	Over 1 Year	Total
Earning assets:	($ in Thousands)
Loans held for sale	$249,195	$—	$—	$249,195	$—	$249,195
Investment securities, at fair value	624,074	349,248	473,502	1,446,824	3,490,659	4,937,483
Regulatory stock	191,188	—	—	191,188	—	191,188
Loans	7,486,582	737,868	1,202,793	9,427,243	4,603,828	14,031,071
Other earning assets	161,637	—	—	161,637	—	161,637

Total earning assets	$8,712,676	$1,087,116	$1,676,295	$11,476,087	$8,094,487	$19,570,574

Interest-bearing liabilities:
Deposits(1)(2)	$2,740,102	$1,700,917	$3,082,263	$7,523,282	$7,364,425	$14,887,707
Other interest-bearing liabilities(2)	2,567,389	154,124	128,668	2,850,181	1,044,323	3,894,504
Interest rate swap	(100,000)	—	100,000	—	—	—

Total interest-bearing liabilities	$5,207,491	$1,855,041	$3,310,931	$10,373,463	$8,408,748	$18,782,211

Interest sensitivity gap	$3,505,185	$(767,925)	$(1,634,636)	$1,102,624	$(314,261)	$788,363
Cumulative interest sensitivity gap	$3,505,185	$2,737,260	$1,102,624
12 Month cumulative gap as a percentage of earning assets at December 31, 2011	17.9%	14.0%	5.6%

(1)	The interest rate sensitivity assumptions for demand deposits, savings accounts, money market accounts, and interest-bearing demand deposit accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “Over 1 Year” category.

(2)	For analysis purposes, Brokered CDs of $203 million have been included with other interest-bearing liabilities and excluded from deposits.

The static gap analysis in Table 20 provides a representation of the Corporation’s earnings sensitivity to changes in interest rates. It is a static indicator that may not necessarily indicate the sensitivity of net interest income in a changing interest rate environment. As of December 31, 2011, the 12-month cumulative gap results were within the Corporation’s interest rate risk policy.

At December 31, 2011, the Corporation’s 12-month static gap analysis was positive due to the increases in LIBOR-based loans and other short-term revolving credit arrangements, and a reduction in short-term liabilities as FHLB advances were not renewed and the Corporation’s subordinated debt was retired. (Liability sensitive means that liabilities will reprice faster than assets, while asset sensitive means that assets will reprice faster than liabilities. In a rising rate environment, an asset sensitive bank will generally benefit.) For 2012, the Corporation’s objective is to remain relatively neutral. However, the interest rate position is at risk to changes in other factors, such as the slope of the yield curve, competitive pricing pressures, changes in balance sheet mix from management action and/or from customer behavior relative to loan or deposit products. See also section “Net Interest Income.”

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or debt, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2011, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 21: Contractual Obligations and Other Commitments

December 31, 2011	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	6	$2,253,014	$332,139	$111,817	$30,398	$2,727,368
Short-term funding	7	2,514,485	—	—	—	2,514,485
Long-term funding	8	100,057	400,067	435,404	241,543	1,177,071
Operating leases	5	13,400	23,583	20,578	45,748	103,309
Commitments to extend credit	13	3,099,195	784,575	803,727	109,088	4,796,585

Total		$7,980,151	$1,540,364	$1,371,526	$426,777	$11,318,818

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

As of December 31, 2011, the net liability for uncertain tax positions, including associated interest and penalties, was $16 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to uncertain tax positions.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation’s interest rate derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In addition, the fair value measurement of interest rate derivative instruments also includes a nonperformance / credit risk component. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. Related to the Corporation’s mortgage derivatives, both of which are derivatives carried on the consolidated balance sheet at their fair value (see Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements), the Corporation had outstanding $235 million interest rate lock commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit) and forward commitments to sell $438 million of residential mortgage loans to various investors as of December 31, 2011. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Residential mortgage loans sold to others (i.e., the off-balance sheet loans underlying the mortgage servicing rights asset) are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. During 2010 and 2011, there have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2011, there were approximately $56 million of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2011, there were $475 million of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value of $4 million) of $320 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $48 million at December 31, 2011. Given the credit environment during 2011, the Corporation had a reserve for losses on unfunded commitments totaling $15 million at December 31, 2011, included in other liabilities on the consolidated balance sheets. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The Corporation is currently evaluating the potential impact of the Dodd-Frank Act on these investments. The aggregate carrying value of these investments at December 31, 2011, was $36 million, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $15 million at December 31, 2011.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain

PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2011, the Corporation’s potential risk exposure was approximately $19 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $8 million at December 31, 2011.

Capital

Stockholders’ equity at December 31, 2011, was $2.9 billion, down $293 million compared to $3.2 billion at December 31, 2010. Stockholders’ equity is also described in Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements. The decrease in stockholders’ equity for 2011 was primarily attributable to the repurchase of $525 million of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP, net of the issuance of $65 million of depository shares of 8% Series B perpetual preferred stock. Cash dividends paid in 2011 were $0.04 per common share, compared with $0.04 per common share in 2010. At December 31, 2011, stockholders’ equity included $66 million of accumulated other comprehensive income compared to $28 million of accumulated other comprehensive income at December 31, 2010. The $38 million increase in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale. Stockholders’ equity to assets at December 31, 2011, was 13.07%, compared to 14.50% at the end of 2010.

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

On November 21, 2008, the Corporation announced that it sold $525 million of Senior Preferred Stock and related Common Stock Warrants to the UST under the CPP. In 2011, the Corporation repurchased all of the Senior Preferred Stock issued to the U.S. Department of the Treasury. On April 6, 2011, the Corporation repurchased half (262,500 shares) of the Senior Preferred Stock issued to the U.S. Department of the Treasury under the CPP for $263 million and on September 14, 2011, the remaining balance (262,500 shares) was repurchased for $263 million. The Senior Preferred Stock repurchases were funded by the issuance of $430 million of senior notes and $65 million of depository shares of 8% perpetual preferred stock. On December 6, 2011, the U.S. Department of the Treasury closed on an underwritten secondary public offering of approximately 4 million warrants, each representing the right to purchase one share of common stock, par value $0.01 per share, of the Corporation. As of December 31, 2011, the Common Stock Warrants remain outstanding. See section, “Liquidity,” for additional information on the Senior Preferred Stock and Common Stock Warrants.

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

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2011 and 2010, no shares were repurchased under these authorizations. The Corporation repurchased shares for minimum tax withholding settlements on equity compensation during 2010 and 2011. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issues Purchases of Equity Securities,” for additional information on the shares repurchased for equity compensation for the three months ended December 31, 2011. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the Memorandum of Understanding with the Federal Reserve Bank of Chicago.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. As of December 31, 2011 and 2010, the tier 1 risk-based capital ratios, total risk-based capital (tier 1 and tier 2) ratios, and tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. Regulatory capital ratios for the Corporation and its significant subsidiary are included in Note 17, “Regulatory Matters,” of the notes to consolidated financial statements. The Corporation’s capital ratios are summarized in Table 22.

Table 22: Capital

	At or for the Year Ended December 31,
	2011	2010	2009
	(In Thousands, except per share data)
Total stockholders’ equity	$2,865,794	$3,158,791	$2,738,608
Tier 1 capital	2,051,787	2,376,893	1,918,238
Tier 1 common equity	1,783,515	1,657,505	1,202,131
Total capital	2,263,065	2,576,297	2,180,959
Market capitalization	1,938,833	2,622,647	1,407,915

Book value per common share	$16.15	$15.28	$17.42
Tangible book value per common share	10.68	9.77	9.93
Cash dividends per common share	0.04	0.04	0.47
Stock price at end of period	11.17	15.15	11.01
Low closing price for the period	8.95	11.48	9.21
High closing price for the period	15.36	16.10	21.39

Total stockholders’ equity / assets	13.07%	14.50%	11.97%
Tangible common equity / tangible assets(1)	8.84	8.12	5.79
Tangible stockholders’ equity / tangible assets(2)	9.14	10.59	8.12
Tier 1 common equity / risk-weighted assets(3)	12.24	12.26	7.85
Tier 1 leverage ratio	9.81	11.19	8.76
Tier 1 risk-based capital ratio	14.08	17.58	12.52
Total risk-based capital ratio	15.53	19.05	14.24

Common shares outstanding (period end)	173,575	173,112	127,876
Basic common shares outstanding (average)	173,370	171,230	127,858
Diluted common shares outstanding (average)	173,372	171,230	127,858

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

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

Note 19, “Segment Reporting,” of the notes to consolidated financial statements, indicates that the banking segment represents 90% of total revenues in 2011, as defined. The Corporation’s profitability is predominantly dependent on net interest income, noninterest income, the level of the provision for loan losses, noninterest expense, and taxes of its banking segment. The consolidated discussion, therefore, predominantly describes the banking segment results. The critical accounting policies primarily affect the banking segment, with the exception of goodwill impairment assessment and income tax accounting, which affects both the banking and wealth management segments (see section “Critical Accounting Policies”).

The contribution from the wealth management segment compared to consolidated total revenues (as defined and disclosed in Note 19, “Segment Reporting,” of the notes to consolidated financial statements) was 11%, 9%, and 10%, for 2011, 2010, and 2009, respectively. Wealth management segment revenues were up $5 million (5%) between 2011 and 2010, and up $2 million (2%) between 2010 and 2009. Wealth management segment expenses were up $14 million (17%) between 2011 and 2010, and up $1 million (1%) between 2010 and 2009. Wealth management segment assets (which consist predominantly of cash equivalents, investments, customer receivables, goodwill and intangibles) were up $9 million (7%) between year-end 2011 and 2010, and up $10 million (8%) between year-end 2010 and 2009. The $5 million increase in wealth management segment revenues between 2011 and 2010 was attributable principally to insurance commissions followed by trust and brokerage commissions, while the $2.2 million increase in wealth management segment revenues between 2010 and 2009 was attributable principally to higher trust service fees and brokerage commissions. The $9 million increase in wealth segment assets from 2009 to 2010 and 2010 to 2011 were comprised largely of higher levels of cash equivalents and investments. The major components of wealth management revenues are trust fees, insurance fees and commissions, and brokerage commissions, which are individually discussed in section “Noninterest Income.” The major expenses for the wealth management segment are personnel expense (between 62% and 64% of expense for 2011, 2010, and 2009), as well as occupancy, processing, and other costs, which are covered generally in the consolidated discussion in section “Noninterest Expense.” Personnel expense increased $7 million (13%) and corporate allocated expense increased $4 million (24%) comparing 2011 against 2010. See also Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Fourth Quarter 2011 Results

The Corporation recorded net income of $41 million for the fourth quarter of 2011, compared to net income of $14 million for the fourth quarter of 2010. Net income available to common equity for the fourth quarter of 2011 was $40 million, or $0.23 for both basic and diluted earnings per common share. Comparatively, net income available to common equity was $7 million for the fourth quarter of 2010, or $0.04 for both basic and diluted earnings per common share. See Table 23 for selected quarterly information.

Taxable equivalent net interest income for the fourth quarter of 2011 was $157 million, modestly higher than the fourth quarter of 2010. Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $4 million, while changes in the rate environment and product pricing lowered net interest income by $4 million. The Federal funds target interest rate was unchanged for both fourth quarter periods. The net interest margin between the comparable quarters was up 8 bp to 3.21% in the fourth quarter of 2011, comprised of a 12 bp higher interest rate spread (to 3.03%, as the yield on earning assets declined 8 bp and the rate on interest-bearing liabilities fell 20 bp) and a 4 bp lower contribution from net free funds (to 0.18%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds).

Average earning assets were $19.5 billion for the fourth quarter of 2011, a decrease of $444 million from the fourth quarter of 2010, with average loans up $1.5 billion (predominantly in residential mortgage loans) and investments down $1.9 billion (consistent with the Corporation’s strategy of funding loan growth primarily through investment securities run-off). On the funding side, average interest-bearing deposits were down $1.9 billion (reflecting a targeted reduction of higher cost noncustomer network and brokered deposits), while average demand deposits increased $368 million. Average short and long-term funding balances increased $1.5 billion, comprised of a $1.3 billion increase in repurchase agreements, a $552 million increase in other short-term funding, and a $259 million decrease in long-term funding.

Credit metrics continued to improve during 2011 with nonaccrual loans declining to $357 million (2.54% of total loans) at December 31, 2011, compared to $574 million (4.55% of total loans) at December 31, 2010. Compared to the fourth quarter of 2010, potential problem loans were down 41% to $566 million. As a result of these improving credit metrics, the provision for loan losses for the fourth quarter of 2011 declined to $1 million (or $22 million less than net charge offs), compared to $63 million (or $45 million less than net charge offs) in the fourth quarter of 2010. Annualized net charge offs represented 0.64% of average loans for the fourth quarter of 2011, compared to 3.41% for the fourth quarter of 2010. The allowance for loan losses to loans at December 31, 2011 was 2.70%, compared to 3.78% at December 31, 2010. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income for the fourth quarter of 2011 decreased $11 million (13%) to $74 million versus the fourth quarter of 2010. Core fee-based revenues of $53 million were down $7 million (11%) versus the comparable quarter in 2010, primarily in card-based and other nondeposit fees due to the expected phased-in impact of the Durbin amendment of approximately $4 million. Net mortgage banking decreased $4 million from the fourth quarter of 2010, predominantly due to higher mortgage servicing rights expense. Investment securities losses were nominal for the fourth quarter of 2011 compared to investment securities losses of $2 million in the fourth quarter of 2010, primarily due to a decline in other-than-temporary impairment write-downs.

On a comparable quarter basis, noninterest expense increased $8 million (5%) to $175 million in the fourth quarter of 2011. Personnel expense increased $6 million (7%) from the fourth quarter of 2010, with salary-related expenses up $7 million (average full-time equivalent employees increased 4% between the comparable fourth quarter periods) while fringe benefit expenses were down $1 million. Losses other than loans increased $4 million (59%), primarily due to the increased litigation reserves on the settlement of a legal matter. FDIC expense decreased $5 million (45%) due to a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment effective April 1, 2011). All remaining noninterest expense categories on a combined basis were up $3 million (4%).

For the fourth quarter of 2011, the Corporation recognized income tax expense of $9 million, compared to income tax benefit of $8 million for the fourth quarter of 2010. The change in income tax was primarily due to the level of pretax income between the comparable quarters, as well as a reversal of certain prior years’ tax reserves during the fourth quarter of 2011.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2011 and 2010.

	2011 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$181,282	$185,095	$188,651	$186,594
Interest expense	29,457	31,935	34,528	32,871

Net interest income	151,825	153,160	154,123	153,723
Provision for loan losses	1,000	4,000	16,000	31,000
Investment securities losses, net	(310)	(744)	(36)	(22)
Income before income taxes	50,030	58,676	43,992	30,729
Net income available to common equity	39,825	34,034	25,570	15,440

Basic earnings per common share	$0.23	$0.20	$0.15	$0.09
Diluted earnings per common share	$0.23	$0.20	$0.15	$0.09
Basic weighted average common shares outstanding	173,523	173,418	173,323	173,213
Diluted weighted average common shares outstanding	173,523	173,418	173,327	173,217

	2010 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$189,092	$196,216	$204,878	$215,940
Interest expense	38,232	42,312	45,085	46,718

Net interest income	150,860	153,904	159,793	169,222
Provision for loan losses	63,000	64,000	97,665	165,345
Investment securities gains (losses), net	(1,883)	3,365	(146)	23,581
Income (loss) before income taxes	5,714	15,221	(12,019)	(49,944)
Net income (loss) available to common equity	6,608	6,915	(10,156)	(33,754)

Basic earnings (loss) per common share	$0.04	$0.04	$(0.06)	$(0.20)
Diluted earnings (loss) per common share	$0.04	$0.04	$(0.06)	$(0.20)
Basic weighted average common shares outstanding	173,068	172,989	172,921	165,842
Diluted weighted average common shares outstanding	173,072	172,990	172,921	165,842

2010 Compared to 2009

The Corporation recorded a net loss of $1 million for the year ended December 31, 2010, compared to a net loss of $132 million for the year ended December 31, 2009. Net loss available to common equity was $30 million for 2010, or a net loss of $0.18 for both basic and diluted earnings per common share. For 2009, net loss available to common equity was $161 million, or $1.26 for both basic and diluted earnings per common share. Earnings for 2010 were primarily impacted by the reduced provision for loan losses (resulting from nonaccrual loan sales during 2010 and a reduction in potential problem loans). Cash dividends of $0.04 per common share were paid in 2010, compared to cash dividends of $0.47 per common share paid in 2009. Key factors behind these results are discussed below.

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

Taxable equivalent net interest income was $657 million for 2010, $93 million or 12% lower than 2009. Taxable equivalent interest income decreased $176 million, while interest expense decreased $83 million. The decrease in taxable equivalent net interest income was a function of unfavorable volume/mix variances (decreasing taxable equivalent net interest income by $75 million), combined with unfavorable rate variances (decreasing taxable equivalent net interest income by $18 million).

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

Average earning assets of $20.6 billion in 2010 were $769 million (4%) lower than 2009. Average investments grew $1.6 billion, reflecting the Corporation’s increased liquidity position. Average loans decreased $2.4 billion (15%), including a $1.9 billion decrease in commercial loans, a $311 million decrease in residential mortgage loans, and a $215 million decrease in retail loans. Average interest-bearing liabilities of $16.3 billion in 2010 were down $1.4 billion (8%) versus 2009. On average, interest-bearing deposits grew $777 million and average noninterest-bearing demand deposits (a principal component of net free funds) increased by $210 million. Average short and long-term funding decreased $2.1 billion, the net of a $2.0 billion decrease in short-term funding and a $104 million decrease in long-term funding.

At December 31, 2010, total loans were $12.6 billion, down 11% from year-end 2009, primarily in construction loans (consistent with the Corporation’s strategy of rebalancing the loan portfolio). Total deposits at December 31, 2010, were $15.2 billion, down 9% from year-end 2009, consistent with the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits.

Noninterest income was $346 million for 2010, $5 million or 2% lower than 2009. Core fee-based revenues totaled $255 million for 2010, down $14 million or 5% from $269 million for 2009. Net mortgage banking income was $33 million for 2010, a decrease of $8 million from 2009, primarily attributable to lower gains on sales of mortgage loans related to the lower secondary mortgage production experienced during 2010. Asset and investment securities gains, net combined were $23 million for 2010 (predominantly from gains on sales of mortgage-related securities), compared to combined asset and investment securities gains of $5 million for 2009 (predominantly from gains on sales of mortgage-related securities, partially offset by higher losses on sales of other real estate owned). Collectively, all remaining noninterest income categories were $37 million, relatively unchanged compared to 2009.

Noninterest expense for 2010 was $630 million, an increase of $19 million or 3% over 2009. Personnel expense increased $19 million and FDIC expense increased $4 million, while foreclosure / OREO expenses decreased $4 million, and collectively all remaining noninterest expense categories were relatively unchanged compared to 2009. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 64.32% for 2010 and 55.73% for 2009.

Income tax benefit for 2010 was $40 million, compared to income tax benefit of $153 million for 2009. The change in income tax was primarily due to the decrease in pretax loss between the years.

Recent Developments

On February 27, 2012, the Corporation announced that it had been advised by the Reserve Bank that it has complied fully with the terms of the Memorandum. As a result, the Memorandum is expected to be terminated in March 2012. The Corporation also announced that the Bank has recently agreed to enter into a Consent Order with the OCC regarding its BSA compliance. The Consent Order will require the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has not been informed that this action includes the assessment of a civil money penalty. The Bank has been working cooperatively with the OCC to address the OCC’s BSA concerns. The costs related to such orders cannot be determined but their effects are not likely to have a material impact on either the Parent Company or the Bank.

On February 15, 2012, the Board of Directors declared a $0.05 per common share dividend payable on March 15, 2012, to shareholders of record as of March 1, 2012. This cash dividend has not been reflected in the accompanying consolidated financial statements.

On January 23, 2012, the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of Associated Banc-Corp approved the performance criteria for its short-term cash incentive plan (the “2012 Management Incentive Plan”) and its long-term incentive performance plan (the “2012 Long Term Incentive Performance Plan”). The approvals were the latest step in the Corporation’s transition toward a performance-based short-term and long-term incentive compensation program following the full repayment of the U.S. Department of the Treasury’s investment in the Corporation under the CPP. The Committee intended to further align incentive compensation criteria to the Corporation’s bottom line financial results, on which it believes shareholders measure their investments in the Corporation.

On January 11, 2012, the Corporation filed a shelf registration statement, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.

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

Allowance for Loan Losses:  Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” Note 3, “Loans,” of the notes to consolidated financial statements and also section “Allowance for Loan Losses.”

Goodwill Impairment Assessment:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. The fair value of each reporting unit is compared to the recorded book value, “step one”. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

The Corporation conducted its annual impairment testing in May 2011. In addition, management assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test during 2011 indicated that the estimated fair value exceeded the carrying value (including goodwill) for both the banking and wealth segments. Therefore, a step two analysis was not required for these reporting units and no impairment charge was calculated. For 2010 and 2009, the annual review of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value of the banking segment and no impairment charge was calculated or recorded. There were no impairment charges recorded in 2011, 2010, or 2009, respectively.

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

At December 31, 2011, the Corporation had goodwill of $929 million, representing approximately 32% of stockholders’ equity, of which $907 million was assigned to the banking segment and $22 million was assigned to the wealth management segment.

Mortgage Servicing Rights Valuation:  The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time.

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at December 31, 2011, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $6 million (or 12%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 17%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Income Taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes. This represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, the Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. In making this determination, the Corporation has considered the positive evidence associated with future taxable income, tax planning strategies, and reversing taxable temporary differences in future periods. Most significantly, the Corporation relied upon its ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 12, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

Future Accounting Pronouncements

New accounting policies adopted by the Corporation during 2011 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting policies recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In December 2011, the FASB issued amendments to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. The Corporation will adopt the accounting standard during 2013, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application. The Corporation will adopt the accounting standard during 2012, as required, with no expected material impact on its results of operations, financial position, and liquidity. Subsequently, in December 2011, the FASB decided that the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.

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

ITEM 8.    Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$454,958	$319,487
Interest-bearing deposits in other financial institutions	154,562	546,125
Federal funds sold and securities purchased under agreements to resell	7,075	2,550
Investment securities available for sale, at fair value	4,937,483	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	191,188	190,968
Loans held for sale	249,195	144,808
Loans	14,031,071	12,616,735
Allowance for loan losses	(378,151)	(476,813)
Loans, net	13,652,920	12,139,922
Premises and equipment, net	223,736	190,533
Goodwill	929,168	929,168
Other intangible assets, net	67,574	88,044
Other assets	1,056,358	1,132,650
Total assets	$21,924,217	$21,785,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,928,792	$3,684,965
Interest-bearing deposits, excluding Brokered certificates of deposit	10,958,915	11,097,788
Brokered certificates of deposit	202,948	442,640
Total deposits	15,090,655	15,225,393
Short-term funding	2,514,485	1,747,382
Long-term funding	1,177,071	1,413,605
Accrued expenses and other liabilities	276,212	240,425
Total liabilities	19,058,423	18,626,805
Stockholders’ equity
Preferred equity	63,272	514,388
Common stock	1,746	1,739
Surplus	1,586,401	1,573,372
Retained earnings	1,148,773	1,041,666
Accumulated other comprehensive income	65,602	27,626
Total stockholders’ equity	2,865,794	3,158,791
Total liabilities and stockholders’ equity	$21,924,217	$21,785,596

Preferred shares issued	65,000	525,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	174,591,841	173,887,504
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2011	2010	2009
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$582,739	$608,487	$752,265
Interest and dividends on investment securities
Taxable	123,371	155,031	189,157
Tax exempt	29,937	33,915	35,799
Other interest	5,575	8,693	4,035
Total interest income	741,622	806,126	981,256
INTEREST EXPENSE
Interest on deposits	65,748	106,023	160,874
Interest on short-term funding	12,411	7,983	16,199
Interest on long-term funding	50,632	58,341	78,178
Total interest expense	128,791	172,347	255,251
NET INTEREST INCOME	612,831	633,779	726,005
Provision for loan losses	52,000	390,010	750,645
Net interest income (loss) after provision for loan losses	560,831	243,769	(24,640)
NONINTEREST INCOME
Trust service fees	39,145	37,853	36,009
Service charges on deposit accounts	75,908	96,740	116,918
Card-based and other nondeposit fees	57,905	59,299	55,077
Retail commission income	62,784	61,256	60,678
Mortgage banking, net	12,723	33,136	40,882
Capital market fees, net	8,711	6,072	5,536
Bank owned life insurance income	14,896	15,761	16,032
Asset sale losses, net	(2,849)	(2,004)	(4,071)
Investment securities gains (losses), net:
Realized gains (losses), net	(228)	28,854	11,705
Other-than-temporary impairments	(2,417)	(6,058)	(4,406)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	1,533	2,121	1,475
Total investment securities gains (losses), net	(1,112)	24,917	8,774
Other	14,358	12,493	15,126
Total noninterest income	282,469	345,523	350,961
NONINTEREST EXPENSE
Personnel expense	358,295	323,249	304,390
Occupancy	55,939	49,937	49,341
Equipment	19,873	18,371	18,385
Data processing	32,475	29,714	30,893
Business development and advertising	23,038	18,385	18,033
Other intangible asset amortization expense	4,714	4,919	5,543
Loan expense	12,008	9,965	10,186
Legal and professional fees	18,205	20,439	19,562
Losses other than loans	17,921	14,793	16,954
Foreclosure/OREO expense	30,743	33,844	38,129
FDIC expense	28,484	46,377	41,934
Other	58,178	60,327	58,070
Total noninterest expense	659,873	630,320	611,420
Income (loss) before income taxes	183,427	(41,028)	(285,099)
Income tax expense (benefit)	43,728	(40,172)	(153,240)
Net income (loss)	139,699	(856)	(131,859)
Preferred stock dividends and discount accretion	24,830	29,531	29,348
Net income (loss) available to common equity	$114,869	$(30,387)	$(161,207)

Earnings (loss) per common share:
Basic	$0.66	$(0.18)	$(1.26)
Diluted	$0.66	$(0.18)	$(1.26)
Average common shares outstanding:
Basic	173,370	171,230	127,858
Diluted	173,372	171,230	127,858

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Preferred Equity		Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount	Shares	Amount	Surplus				Total
	(In Thousands, except per share data)
Balance, December 31, 2008	525	$508,008	128,116	$1,281	$1,073,218	$1,293,941	$55	$—	$2,876,503
April 1, 2009, adjustment for adoption of accounting standard related to other-than-temporary impairment	—	—	—	—	—	9,745	(9,745)	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	(131,859)	—	—	(131,859)
Other comprehensive income	—	—	—	—	—	—	73,122	—	73,122

Comprehensive loss									(58,737)

Common stock issued:
Stock-based compensation plans, net	—	—	312	3	1,157	(972)	—	(107)	81
Purchase of treasury stock	—	—	—	—	—	—	—	(599)	(599)
Cash dividends:
Common stock, $0.47 per share	—	—	—	—	—	(60,350)	—	—	(60,350)
Preferred stock	—	—	—	—	—	(26,250)	—	—	(26,250)
Accretion of preferred stock discount	—	3,099	—	—	—	(3,099)	—	—	—
Stock-based compensation expense, net	—	—	—	—	7,959	—	—	—	7,959
Tax impact of stock-based compensation	—	—	—	—	1	—	—	—	1

Balance, December 31, 2009	525	$511,107	128,428	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608

Comprehensive loss:
Net loss	—	—	—	—	—	(856)	—	—	(856)
Other comprehensive loss	—	—	—	—	—	—	(35,806)	—	(35,806)

Comprehensive loss									(36,662)

Common stock issued:
Issuance of common stock	—	—	44,843	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	—	616	7	4,080	(2,155)	—	1,536	3,468
Purchase of treasury stock	—	—	—	—	—	—	—	(830)	(830)
Cash dividends:									—
Common stock, $0.04 per share	—	—	—	—	—	(6,948)	—	—	(6,948)
Preferred stock	—	—	—	—	—	(26,250)	—	—	(26,250)
Accretion of preferred stock discount	—	3,281	—	—	—	(3,281)	—	—	—
Stock-based compensation expense, net	—	—	—	—	9,036	—	—	—	9,036
Tax impact of stock-based compensation	—	—	—	—	11	—	—	—	11

Balance, December 31, 2010	525	$514,388	173,887	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791

Comprehensive income:
Net income	—	—	—	—	—	139,699	—	—	139,699
Other comprehensive income	—	—	—	—	—	—	37,976	—	37,976

Comprehensive income									177,675

Common stock issued:
Stock-based compensation plans, net	—	—	704	7	4,350	(785)	—	659	4,231
Purchase of treasury stock	—	—	—	—	—	—	—	(659)	(659)
Cash dividends:
Common stock, $0.04 per share	—	—	—	—	—	(6,977)	—	—	(6,977)
Preferred stock	—	—	—	—	—	(14,218)	—	—	(14,218)
Issuance of preferred stock	65	63,272	—	—	—		—	—	63,272
Redemption of preferred stock	(525)	(525,000)	—	—	—	—	—	—	(525,000)
Accretion of preferred stock discount	—	10,612	—	—	—	(10,612)	—	—	—
Stock-based compensation expense, net	—	—	—	—	11,024	—	—	—	11,024
Tax impact of stock-based compensation	—	—	—	—	(2,345)	—	—	—	(2,345)

Balance, December 31, 2011	65	$63,272	174,591	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$139,699	$(856)	$(131,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	52,000	390,010	750,645
Depreciation and amortization	33,628	30,108	30,623
Addition to valuation allowance on mortgage servicing rights, net	7,403	3,067	6,776
Amortization of mortgage servicing rights	25,830	22,942	19,619
Amortization of other intangible assets	4,714	4,919	5,543
Amortization and accretion on earning assets, funding, and other, net	65,670	62,714	56,734
Deferred income taxes	34,742	50,808	(134,827)
Tax impact of stock-based compensation	(2,345)	11	1
(Gain) loss on sales of investment securities, net, and impairment write-downs	1,112	(24,917)	(8,774)
Loss on sales of assets, net	2,849	2,004	4,071
Gain on mortgage banking activities, net	(31,628)	(34,967)	(45,926)
Mortgage loans originated and acquired for sale	(1,855,037)	(2,314,557)	(3,724,441)
Proceeds from sales of mortgage loans held for sale	1,764,801	2,259,789	3,731,633
Decrease in interest receivable	5,062	13,466	10,887
Decrease in interest payable	(1,232)	(4,051)	(10,734)
Net change in other assets and other liabilities	62,519	48,932	(438,128)
Net cash provided by operating activities	309,787	509,422	121,843
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(1,754,499)	616,608	1,612,146
Purchases of:
Investment securities	(777,309)	(3,369,225)	(3,684,541)
Premises, equipment, and software, net of disposals	(76,648)	(34,595)	(22,794)
Other assets	(3,061)	(15,516)	(6,273)
Proceeds from:
Sales of investment securities	176,267	971,662	690,762
Calls and maturities of investment securities	1,776,245	2,027,847	2,380,569
Sales of other assets	50,417	67,400	56,314
Sales of loans originated for investment	136,051	352,589	—
Net cash provided by (used in) investing activities	(472,537)	616,770	1,026,183
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(134,738)	(1,503,220)	1,573,817
Net increase (decrease) in short-term funding	767,103	520,529	(2,477,083)
Repayment of long-term funding	(670,104)	(940,361)	(707,597)
Proceeds from issuance of long-term funding	432,504	400,000	800,000
Proceeds from issuance of common stock	—	478,358	—
Proceeds from issuance of preferred stock	63,272	—	—
Redemption of preferred stock	(525,000)	—	—
Cash dividends on common stock	(6,977)	(6,948)	(60,350)
Cash dividends on preferred stock	(14,218)	(26,250)	(26,250)
Purchase of common stock	(659)	(830)	(599)
Net cash used in financing activities	(88,817)	(1,078,722)	(898,062)
Net increase (decrease) in cash and cash equivalents	(251,567)	47,470	249,964
Cash and cash equivalents at beginning of period	868,162	820,692	570,728

Cash and cash equivalents at end of period	$616,595	$868,162	$820,692
Supplemental disclosures of cash flow information:
Cash paid for interest	$129,720	$175,776	$265,501
Cash (received) paid for income taxes	(10,839)	(93,723)	46,213
Loans and bank premises transferred to other real estate owned	48,752	49,427	73,754
Capitalized mortgage servicing rights	17,476	26,165	44,580

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010, and 2009

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiaries. Investments in unconsolidated entities (none of which are considered to be variable interest entities in which the Corporation is the primary beneficiary) are accounted for using the equity method of accounting when the Corporation has determined that the equity method is appropriate. Investments not meeting the criteria for equity method accounting are accounted for using the cost method of accounting. Investments in unconsolidated entities are included in other assets, and the Corporation’s share of income or loss is recorded in other noninterest income.

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

Investment Securities Available for Sale

At the time of purchase, investment securities are classified as available for sale, as management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Investment securities available for sale are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, the Corporation considers the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income (loss). See Note 2 for additional information on investment securities.

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

Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition.

Interest income on loans is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for retail loans is discontinued when loans reach specific delinquency levels. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.

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

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual. See Allowance for Loan Losses below for further policy discussion and see Note 3 for additional information on loans.

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income (loss). At December 31, 2011, there was no market valuation adjustment to loans held for sale, while at December 31, 2010, the carrying value of loans held for sale included a market valuation adjustment of $2 million. Holding costs are treated as period costs.

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

Management, judging current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. When an individual loan is determined to be impaired, the allowance for loan losses attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity and installment loans, are collectively evaluated for impairment. Interest income on impaired loans is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible.

Management believes that the level of the allowance for loan losses is appropriate. While management uses available information to recognize losses on loans, future changes to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations. See Loans above for further policy discussion and see Note 3 for additional information on the allowance for loan losses.

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the lower of the recorded investment in the loan at the time of acquisition or the fair value of the underlying property collateral, less estimated selling costs. Any write-down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are treated as period costs. Other real estate owned also includes bank premises formerly but no longer used for banking. Banking premises are transferred at the lower of carrying value or estimated fair value, less estimated selling costs and any write-down is treated as a period cost. Other real estate owned totaled $42 million and $44 million at December 31, 2011 and 2010, respectively.

Reserve for Unfunded Commitments

A reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities in the consolidated balance sheets. The determination of the appropriate level of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income (loss).

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

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 14 years for both 2011 and 2010). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

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

It is the Corporation’s policy to provide for uncertain tax positions as a part of income tax expense and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2011 and 2010, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 12 for additional information on income taxes.

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

Stock-Based Compensation

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards and salary shares is their fair market value on the date of grant. The fair value of stock options and restricted stock is amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair value of salary shares is recognized as compensation expense on the date of grant. Compensation expense recognized is included in personnel expense in the consolidated statements of income (loss). See Note 10 for additional information on stock-based compensation.

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

In July 2010, the FASB issued guidance for improving disclosures about an entity’s allowance for loan losses and the credit quality of its loans. The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses. The increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 31, 2010. The Corporation adopted the accounting standard as of December 31, 2010, with no material impact on the its results of operations, financial position, and liquidity. See Note 3 for additional disclosures required under this accounting standard.

In January 2010, the FASB issued an accounting standard providing additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. Significance should generally be based on earnings and total assets or liabilities, or when changes are recognized in other comprehensive income, based on total equity. Companies may take different approaches in determining when to recognize such transfers, including using the actual date of the event or change in circumstances causing the transfer, or using the beginning or ending of a reporting period. For Level 3 fair value measurements, the new guidance requires presentation of separate information about purchases, sales, issuances and settlements. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This accounting standard was effective at the beginning of 2010, except for the detailed Level 3 disclosures, which were effective at the beginning of 2011. The Corporation adopted the accounting standard at the beginning of 2010, except for the detailed Level 3 disclosures which were adopted at the beginning of 2011, with no material impact on its results of operations, financial position, and liquidity. See Note 16 for additional disclosures required under this accounting standard.

NOTE 2    INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale at December 31, 2011 and 2010, were as follows.

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$1,000	$1	$—	$1,001
Federal agency securities	24,031	18	—	24,049
Obligations of state and political subdivisions (municipal securities)	797,691	49,583	(28)	847,246
Residential mortgage-related securities	3,674,696	112,357	(1,463)	3,785,590
Commercial mortgage-related securities	16,647	1,896	—	18,543
Asset-backed securities(1)	188,439	—	(707)	187,732
Other securities (debt and equity)	72,896	1,891	(1,465)	73,322

Total investment securities available for sale	$4,775,400	$165,746	$(3,663)	$4,937,483

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
U. S. Treasury securities	$1,199	$9	$—	$1,208
Federal agency securities	29,791	1	(25)	29,767
Obligations of state and political subdivisions (municipal securities)	829,058	14,894	(5,350)	838,602
Residential mortgage-related securities	4,831,481	117,530	(38,514)	4,910,497
Commercial mortgage-related securities	7,604	149	—	7,753
Asset-backed securities(1)	299,459	3	(621)	298,841
Other securities (debt and equity)	13,384	2,603	(1,314)	14,673

Total investment securities available for sale	$6,011,976	$135,189	$(45,824)	$6,101,341

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

The amortized cost and fair values of investment securities available for sale at December 31, 2011, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011
	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$63,147	$64,313
Due after one year through five years	180,450	185,425
Due after five years through ten years	557,997	595,889
Due after ten years	86,899	91,199

Total debt securities	888,493	936,826
Residential mortgage-related securities	3,674,696	3,785,590
Commercial mortgage-related securities	16,647	18,543
Asset-backed securities	188,439	187,732
Equity securities	7,125	8,792

Total investment securities available for sale	$4,775,400	$4,937,483

For 2011, net investment securities losses of $1 million were primarily attributable to credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including write-downs on trust preferred debt securities and various equity securities). Net investment securities gains of $25 million for 2010 were attributable to gains of $29 million on the sale of residential mortgage-related, federal agency, and municipal securities, partially offset by $4 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including write-downs on trust preferred debt securities and various equity securities). Net investment securities gains of $9 million for 2009 were attributable to gains of $15 million on the sale of mortgage-related securities, partially offset by a $3 million loss on the sale of mortgage-related securities and $3 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including write-downs on a trust preferred debt security, a non-agency mortgage-related security, and various equity securities).

Total proceeds and gross realized gains and losses from sales and write-downs of investment securities available for sale (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were:

	2011	2010	2009
	($ in Thousands)
Gross gains	$—	$28,939	$14,597
Gross losses	(1,112)	(4,022)	(5,823)

Investment securities gains (losses), net	$(1,112)	$24,917	$8,774
Proceeds from sales of investment securities available for sale	176,267	971,662	690,762

Pledged securities with a carrying value of approximately $3.3 billion and $3.0 billion at December 31, 2011, and December 31, 2010, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2011.

	Less than 12 months		12 months or more		Total

	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)
December 31, 2011
Obligations of state and political subdivisions (municipal securities)	$(10)	$971	$(18)	$348	$(28)	$1,319
Residential mortgage-related securities	(1,443)	186,954	(20)	1,469	(1,463)	188,423
Asset-backed securities	(9)	4,091	(698)	174,640	(707)	178,731
Other securities (debt and equity)	(671)	45,395	(794)	522	(1,465)	45,917

Total	$(2,133)	$237,411	$(1,530)	$176,979	$(3,663)	$414,390

The Corporation reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the other-than-temporary impairment analysis include, the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, with regards to its debt securities, the Corporation may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, the Corporation prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

Based on the Corporation’s evaluation, management does not believe any remaining unrealized loss at December 31, 2011, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. At December 31, 2011, the number of investment securities in an unrealized loss position for less than 12 months for municipal, residential mortgage-related and asset-backed securities was 4, 38 and 1, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal, residential mortgage-related and asset-backed categories was 1, 5, and 30, respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2011, the $1.5 million unrealized loss position on other securities was primarily comprised of 3 individual trust preferred debt securities pools and 6 floating rate notes. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities during 2010 and 2011.

	Non-agency Mortgage-Related Securities	Trust Preferred Debt Securities	Total

	$ in Thousands
Balance of credit-related other-than-temporary impairment at December 31, 2009	$(17,472)	$(7,027)	$(24,499)
Credit losses on newly identified impairment	(84)	(2,992)	(3,076)

Balance of credit-related other-than-temporary impairment at December 31, 2010	$(17,556)	$(10,019)	$(27,575)
Credit losses on newly identified impairment	(2)	(816)	(818)

Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)

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
December 31, 2010
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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: At December 31, 2011, the Corporation had FHLB stock of $121 million and Federal Reserve Bank stock of $70 million, unchanged from December 31, 2010. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2011, 2010, or 2009, respectively.

NOTE 3    LOANS:

Loans at December 31 are summarized below.

	2011	2010
	($ in Thousands)
Commercial and industrial	$3,724,736	$3,049,752
Commercial real estate — owner occupied	1,086,829	1,049,798
Lease financing	58,194	60,254

Commercial and business lending	4,869,759	4,159,804
Commercial real estate - investor	2,563,767	2,339,415
Real estate — construction	584,046	553,069

Commercial real estate lending	3,147,813	2,892,484

Total commercial	8,017,572	7,052,288
Home equity	2,504,704	2,523,057
Installment	557,782	695,383

Total retail	3,062,486	3,218,440
Residential mortgage	2,951,013	2,346,007

Total consumer	6,013,499	5,564,447

Total loans	$14,031,071	$12,616,735

The Corporation serves the credit needs of its customers by offering a wide variety of loan programs to customers, primarily in our core footprint. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2011, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below.

2011
($ in Thousands)
Balance at beginning of year	$50,749
New loans	41,222
Repayments	(53,821)
Changes due to status of executive officers and directors	(399)

Balance at end of year	$37,751

A summary of the changes in the allowance for loan losses for the years indicated was as follows.

	2011	2010	2009
	($ in Thousands)
Balance at beginning of year	$476,813	$573,533	$265,378
Provision for loan losses	52,000	390,010	750,645
Charge offs	(189,732)	(528,492)	(452,206)
Recoveries	39,070	41,762	9,716

Net charge offs	(150,662)	(486,730)	(442,490)

Balance at end of year	$378,151	$476,813	$573,533

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

A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate — construction	Home equity	Installment	Residential mortgage	Total

Balance at Dec 31, 2010	$137,770	$54,320	$7,396	$111,264	$56,772	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	8,916	(11,144)	(6,611)	(762)	(4,744)	54,476	3,845	8,024	52,000
Charge offs	(38,662)	(9,485)	(173)	(29,479)	(38,222)	(42,623)	(16,134)	(14,954)	(189,732)
Recoveries	16,350	2,509	1,955	5,666	7,521	3,201	1,584	284	39,070

Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,619	$3,608	$161	$16,623	$4,919	$2,922	$—	$957	$36,809
Ending balance impaired loans collectively evaluated for impairment	$7,688	$3,962	$34	$8,378	$4,266	$27,914	$2,021	$13,707	$67,970
Ending balance all other loans collectively evaluated for impairment	$109,067	$28,630	$2,372	$61,688	$12,142	$39,308	$4,602	$15,563	$273,372

Loans:
Ending balance impaired loans individually evaluated for impairment	$41,474	$26,049	$9,792	$85,287	$31,933	$9,542	$—	$11,401	$215,478
Ending balance impaired loans collectively evaluated for impairment	$37,153	$17,807	$852	$57,482	$20,850	$46,315	$3,730	$70,269	$254,458
Ending balance all other loans collectively evaluated for impairment	$3,646,109	$1,042,973	$47,550	$2,420,998	$531,263	$2,448,847	$554,052	$2,869,343	$13,561,135

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. While the methodology used at December 31, 2011 and 2010 was generally comparable, several refinements were incorporated into the historical loss factor allocation process during the first quarter of 2011. The refinements, which impacted individual portfolio allocation amounts, did not materially impact the overall level of the allowance for loan losses.

At December 31, 2011, the allowance for loan loss allocations for the home equity portfolio increased, with all other loan portfolio allocations declining from December 31, 2010. The increase in the home equity allocation was due to higher loss rates and a slight decline in credit quality. The decline in the installment allocation was impacted by the $10 million write-down on installment loans transferred to held for sale during the first quarter of 2011. Other portfolio allocations declined primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2010, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate — construction	Home equity	Installment	Residential mortgage	Total

Balance at Dec 31, 2009	$196,637	$52,275	$8,303	$110,162	$118,708	$43,783	$11,298	$32,367	$573,533
Provision for loan losses	41,703	22,608	10,149	87,491	136,752	59,706	14,148	17,453	390,010
Charge offs	(121,179)	(20,871)	(11,081)	(96,530)	(204,728)	(51,132)	(9,787)	(13,184)	(528,492)
Recoveries	20,609	308	25	10,141	6,040	2,733	1,669	237	41,762

Balance at Dec 31, 2010	$137,770	$54,320	$7,396	$111,264	$56,772	$55,090	$17,328	$36,873	$476,813

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$25,131	$6,025	$6,042	$23,635	$27,294	$6,752	$—	$3,574	$98,453
Ending balance impaired loans collectively evaluated for impairment	$4,769	$1,502	$322	$2,325	$1,804	$22,181	$7,776	$5,258	$45,937
Ending balance all other loans collectively evaluated for impairment	$107,870	$46,793	$1,032	$85,304	$27,674	$26,157	$9,552	$28,041	$332,423

Loans:
Ending balance impaired loans individually evaluated for impairment	$81,777	$47,755	$15,184	$162,343	$103,585	$13,562	$5	$19,213	$443,424
Ending balance impaired loans collectively evaluated for impairment	$28,048	$11,944	$1,896	$17,497	$13,876	$49,891	$11,231	$76,484	$210,867
Ending balance all other loans collectively evaluated for impairment	$2,939,927	$990,099	$43,174	$2,159,575	$435,608	$2,459,604	$684,147	$2,250,310	$11,962,444

The following table presents commercial loans by credit quality indicator at December 31, 2011.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ Thousands)
Commercial and industrial	$3,283,090	$209,713	153,306	$78,627	$3,724,736
Commercial real estate — owner occupied	853,517	53,090	136,366	43,856	1,086,829
Lease financing	46,570	822	158	10,644	58,194

Commercial and business lending	4,183,177	263,625	289,830	133,127	4,869,759
Commercial real estate — investor	2,055,124	135,668	230,206	142,769	2,563,767
Real estate — construction	494,839	8,775	27,649	52,783	584,046

Commercial real estate lending	2,549,963	144,443	257,855	195,552	3,147,813

Total commercial	$6,733,140	$408,068	$547,685	$328,679	$8,017,572

The following table presents commercial loans by credit quality indicator at December 31, 2010.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ Thousands)
Commercial and industrial	$2,363,554	$222,089	354,284	$109,825	$3,049,752
Commercial real estate — owner occupied	743,785	52,495	193,819	59,699	1,049,798
Lease financing	40,101	456	2,617	17,080	60,254

Commercial and business lending	3,147,440	275,040	550,720	186,604	4,159,804
Commercial real estate — investor	1,685,554	175,062	298,959	179,840	2,339,415
Real estate — construction	311,810	32,180	91,618	117,461	553,069

Commercial real estate lending	1,997,364	207,242	390,577	297,301	2,892,484

Total commercial	$5,144,804	$482,282	$941,297	$483,905	$7,052,288

The following table presents consumer loans by credit quality indicator at December 31, 2011.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ Thousands)
Home equity	$2,431,207	$12,189	5,451	$55,857	$2,504,704
Installment	551,227	2,592	233	3,730	557,782

Total retail	2,982,434	14,781	5,684	59,587	3,062,486
Residential mortgage	2,849,082	7,224	13,037	81,670	2,951,013

Total consumer	$5,831,516	$22,005	$18,721	$141,257	$6,013,499

The following table presents consumer loans by credit quality indicator at December 31, 2010.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ Thousands)
Home equity	$2,442,661	$13,886	3,057	$63,453	$2,523,057
Installment	673,820	9,624	703	11,236	695,383

Total retail	3,116,481	23,510	3,760	74,689	3,218,440
Residential mortgage	2,222,916	8,722	18,672	95,697	2,346,007

Total consumer	$5,339,397	$32,232	$22,432	$170,386	$5,564,447

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, and sound nonaccrual and charge off policies.

For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and impaired are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due*	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$3,513	$5,230	$3,755	$12,498	$3,656,163	$3,668,661
Commercial real estate — owner occupied	6,788	304	—	7,092	1,044,019	1,051,111
Lease financing	31	73	—	104	47,446	47,550

Commercial and business lending	10,332	5,607	3,755	19,694	4,747,628	4,767,322
Commercial real estate — investor	2,770	2,200	—	4,970	2,459,445	2,464,415
Real estate — construction	873	123	481	1,477	540,763	542,240

Commercial real estate lending	3,643	2,323	481	6,447	3,000,208	3,006,655

Total commercial	13,975	7,930	4,236	26,141	7,747,836	7,773,977
Home equity	9,399	2,790	—	12,189	2,445,608	2,457,797
Installment	1,784	808	689	3,281	551,786	555,067

Total retail	11,183	3,598	689	15,470	2,997,394	3,012,864
Residential mortgage	6,320	904	—	7,224	2,880,234	2,887,458

Total consumer	17,503	4,502	689	22,694	5,877,628	5,900,322

Total accruing loans	$31,478	$12,432	$4,925	$48,835	$13,625,464	$13,674,299

Nonaccrual loans
Commercial and industrial	$5,374	$6,933	$20,792	$33,099	$22,976	$56,075
Commercial real estate — owner occupied	2,190	185	19,724	22,099	13,619	35,718
Lease financing	—	—	858	858	9,786	10,644

Commercial and business lending	7,564	7,118	41,374	56,056	46,381	102,437
Commercial real estate — investor	2,332	2,730	31,529	36,591	62,761	99,352
Real estate — construction	36	482	18,625	19,143	22,663	41,806

Commercial real estate lending	2,368	3,212	50,154	55,734	85,424	141,158

Total commercial	9,932	10,330	91,528	111,790	131,805	243,595
Home equity	2,818	2,408	34,976	40,202	6,705	46,907
Installment	403	373	599	1,375	1,340	2,715

Total retail	3,221	2,781	35,575	41,577	8,045	49,622
Residential mortgage	1,981	4,301	43,153	49,435	14,120	63,555

Total consumer	5,202	7,082	78,728	91,012	22,165	113,177

Total nonaccrual loans	$15,134	$17,412	$170,256	$202,802	$153,970	$356,772

Total loans
Commercial and industrial	$8,887	$12,163	$24,547	$45,597	$3,679,139	$3,724,736
Commercial real estate — owner occupied	8,978	489	19,724	29,191	1,057,638	1,086,829
Lease financing	31	73	858	962	57,232	58,194

Commercial and business lending	17,896	12,725	45,129	75,750	4,794,009	4,869,759
Commercial real estate — investor	5,102	4,930	31,529	41,561	2,522,206	2,563,767
Real estate — construction	909	605	19,106	20,620	563,426	584,046

Commercial real estate lending	6,011	5,535	50,635	62,181	3,085,632	3,147,813

Total commercial	23,907	18,260	95,764	137,931	7,879,641	8,017,572
Home equity	12,217	5,198	34,976	52,391	2,452,313	2,504,704
Installment	2,187	1,181	1,288	4,656	553,126	557,782

Total retail	14,404	6,379	36,264	57,047	3,005,439	3,062,486
Residential mortgage	8,301	5,205	43,153	56,659	2,894,354	2,951,013

Total consumer	22,705	11,584	79,417	113,706	5,899,793	6,013,499

Total loans	$46,612	$29,844	$175,181	$251,637	$13,779,434	$14,031,071

*	The recorded investment in loans past due 90 days or more and still accruing totaled $4.9 million at December 31, 2011 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due*	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$20,371	$12,642	$—	$33,013	$2,916,894	$2,949,907
Commercial real estate — owner occupied	6,101	3,194	200	9,495	980,986	990,481
Lease financing	132	—	—	132	43,042	43,174

Commercial and business lending	26,604	15,836	200	42,640	3,940,922	3,983,562
Commercial real estate — investor	28,401	8,790	1,896	39,087	2,135,718	2,174,805
Real estate — construction	4,470	3,546	—	8,016	450,124	458,140

Commercial real estate lending	32,871	12,336	1,896	47,103	2,585,842	2,632,945

Total commercial	59,475	28,172	2,096	89,743	6,526,764	6,616,507
Home equity	10,183	3,703	796	14,682	2,456,663	2,471,345
Installment	5,637	3,987	526	10,150	674,689	684,839

Total retail	15,820	7,690	1,322	24,832	3,131,352	3,156,184
Residential mortgage	7,967	755	—	8,722	2,260,966	2,269,688

Total consumer	23,787	8,445	1,322	33,554	5,392,318	5,425,872

Total accruing loans	$83,262	$36,617	$3,418	$123,297	$11,919,082	$12,042,379

Nonaccrual loans
Commercial and industrial	$2,532	$894	$57,215	$60,641	$39,204	$99,845
Commercial real estate — owner occupied	1,510	1,995	28,311	31,816	27,501	59,317
Lease financing	151	132	998	1,281	15,799	17,080

Commercial and business lending	4,193	3,021	86,524	93,738	82,504	176,242
Commercial real estate — investor	2,191	6,733	54,364	63,288	101,322	164,610
Real estate — construction	166	131	56,443	56,740	38,189	94,929

Commercial real estate lending	2,357	6,864	110,807	120,028	139,511	259,539

Total commercial	6,550	9,885	197,331	213,766	222,015	435,781
Home equity	2,463	3,264	37,169	42,896	8,816	51,712
Installment	252	839	7,141	8,232	2,312	10,544

Total retail	2,715	4,103	44,310	51,128	11,128	62,256
Residential mortgage	3,460	4,789	50,609	58,858	17,461	76,319

Total consumer	6,175	8,892	94,919	109,986	28,589	138,575

Total nonaccrual loans	$12,725	$18,777	$292,250	$323,752	$250,604	$574,356

Total loans
Commercial and industrial	$22,903	$13,536	$57,215	$93,654	$2,956,098	$3,049,752
Commercial real estate — owner occupied	7,611	5,189	28,511	41,311	1,008,487	1,049,798
Lease financing	283	132	998	1,413	58,841	60,254

Commercial and business lending	30,797	18,857	86,724	136,378	4,023,426	4,159,804
Commercial real estate — investor	30,592	15,523	56,260	102,375	2,237,040	2,339,415
Real estate — construction	4,636	3,677	56,443	64,756	488,313	553,069

Commercial real estate lending	35,228	19,200	112,703	167,131	2,725,353	2,892,484

Total commercial	66,025	38,057	199,427	303,509	6,748,779	7,052,288
Home equity	12,646	6,967	37,965	57,578	2,465,479	2,523,057
Installment	5,889	4,826	7,667	18,382	677,001	695,383

Total retail	18,535	11,793	45,632	75,960	3,142,480	3,218,440
Residential mortgage	11,427	5,544	50,609	67,580	2,278,427	2,346,007

Total consumer	29,962	17,337	96,241	143,540	5,420,907	5,564,447

Total loans	$95,987	$55,394	$295,668	$447,049	$12,169,686	$12,616,735

*	The recorded investment in loans past due 90 days or more and still accruing totaled $3.4 million at December 31, 2010 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*

	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,380	$65,945	$15,307	$65,042	$2,265
Commercial real estate — owner occupied	27,456	31,221	7,570	28,938	587
Lease financing	1,176	1,176	195	1,792	40

Commercial and business lending	86,012	98,342	23,072	95,772	2,892
Commercial real estate — investor	101,704	117,469	25,001	107,153	3,552
Real estate — construction	30,100	38,680	9,185	35,411	1,220

Commercial real estate lending	131,804	156,149	34,186	142,564	4,772

Total commercial	217,816	254,491	57,258	238,336	7,664
Home equity	52,756	58,221	30,836	56,069	1,909
Installment	3,730	4,059	2,021	4,135	217

Total retail	56,486	62,280	32,857	60,204	2,126
Residential mortgage	74,415	81,215	14,664	77,987	2,197

Total consumer	130,901	143,495	47,521	138,191	4,323

Total loans	$348,717	$397,986	$104,779	$376,527	$11,987

Loans with no related allowance
Commercial and industrial	$21,247	$27,631	$—	$23,514	$532
Commercial real estate — owner occupied	16,400	20,426	—	18,609	200
Lease financing	9,468	9,468	—	11,436	—

Commercial and business lending	47,115	57,525	—	53,559	732
Commercial real estate — investor	41,065	63,872		50,936	242
Real estate — construction	22,683	41,636	—	30,937	330

Commercial real estate lending	63,748	105,508	—	81,873	572

Total commercial	110,863	163,033	—	135,432	1,304
Home equity	3,101	5,087	—	3,314	6

Total retail	3,101	5,087	—	3,314	6
Residential mortgage	7,255	7,806	—	7,376	117

Total consumer	10,356	12,893	—	10,690	123

Total loans	$121,219	$175,926	$—	$146,122	$1,427

Total
Commercial and industrial	$78,627	$93,576	$15,307	$88,556	$2,797
Commercial real estate — owner occupied	43,856	51,647	7,570	47,547	787
Lease financing	10,644	10,644	195	13,228	40

Commercial and business lending	133,127	155,867	23,072	149,331	3,624
Commercial real estate — investor	142,769	181,341	25,001	158,089	3,794
Real estate — construction	52,783	80,316	9,185	66,348	1,550

Commercial real estate lending	195,552	261,657	34,186	224,437	5,344

Total commercial	328,679	417,524	57,258	373,768	8,968
Home equity	55,857	63,308	30,836	59,383	1,915
Installment	3,730	4,059	2,021	4,135	217

Total retail	59,587	67,367	32,857	63,518	2,132
Residential mortgage	81,670	89,021	14,664	85,363	2,314

Total consumer	141,257	156,388	47,521	148,881	4,446

Total loans	$469,936	$573,912	$104,779	$522,649	$13,414

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2011.

The following table presents impaired loans at December 31, 2010.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*

	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$80,507	$100,297	$29,900	$93,966	$2,399
Commercial real estate — owner occupied	41,071	45,687	7,527	44,445	1,251
Lease financing	16,680	16,680	6,364	18,832	74

Commercial and business lending	138,258	162,664	43,791	157,243	3,724
Commercial real estate — investor	96,737	106,036	25,960	102,435	1,973
Real estate — construction	77,312	85,173	29,098	64,049	920

Commercial real estate lending	174,049	191,209	55,058	166,484	2,893

Total commercial	312,307	353,873	98,849	323,727	6,617
Home equity	59,975	61,894	28,933	62,805	1,652
Installment	11,231	11,649	7,776	12,481	294

Total retail	71,206	73,543	36,709	75,286	1,946
Residential mortgage	86,163	91,749	8,832	92,602	2,514

Total consumer	157,369	165,292	45,541	167,888	4,460

Total loans	$469,676	$519,165	$144,390	$491,615	$11,077

Loans with no related allowance
Commercial and industrial	$29,318	$35,841	$—	$28,831	$806
Commercial real estate — owner occupied	18,628	20,273	—	20,253	352
Lease financing	400	400	—	745	—

Commercial and business lending	48,346	56,514	—	49,829	1,158
Commercial real estate — investor	83,103	99,690	—	91,014	1,851
Real estate - construction	40,149	58,662	—	55,376	1,483

Commercial real estate lending	123,252	158,352	—	146,390	3,334

Total commercial	171,598	214,866	—	196,219	4,492
Home equity	3,478	3,483	—	3,414	102
Installment	5	5	—	7	—

Total retail	3,483	3,488	—	3,421	102
Residential mortgage	9,534	11,267	—	10,675	246

Total consumer	13,017	14,755	—	14,096	348

Total loans	$184,615	$229,621	$—	$210,315	$4,840

Total
Commercial and industrial	$109,825	$136,138	$29,900	$122,797	$3,205
Commercial real estate — owner occupied	59,699	65,960	7,527	64,698	1,603
Lease financing	17,080	17,080	6,364	19,577	74

Commercial and business lending	186,604	219,178	43,791	207,072	4,882
Commercial real estate — investor	179,840	205,726	25,960	193,449	3,824
Real estate — construction	117,461	143,835	29,098	119,425	2,403

Commercial real estate lending	297,301	349,561	55,058	312,874	6,227

Total commercial	483,905	568,739	98,849	519,946	11,109
Home equity	63,453	65,377	28,933	66,219	1,754
Installment	11,236	11,654	7,776	12,488	294

Total retail	74,689	77,031	36,709	78,707	2,048
Residential mortgage	95,697	103,016	8,832	103,277	2,760

Total consumer	170,386	180,047	45,541	181,984	4,808

Total loans	$654,291	$748,786	$144,390	$701,930	$15,917

*	Interest income recognized included $4 million of interest income recognized on accruing restructured loans for the year ended December 31, 2010.

For the year ended December 31, 2009, the average recorded investment in impaired loans was $687 million, while the cash basis interest income recognized from impaired loans was $41 million.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. Based on the above, the Corporation had $36 million and $8 million of accruing loans that were restructured and remained on accrual status at December 31, 2011, and December 31, 2010, respectively. In addition, the Corporation had $77 million and $72 million of restructured loans which were restored to accrual status based on a sustained period of repayment performance at December 31, 2011, and December 31, 2010, respectively.

As of December 31, 2011 and December 31, 2010, there were $87 million and $36 million, respectively, of nonaccrual restructured loans, and $113 million and $80 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	December 31, 2011		December 31, 2010
	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*
	($ in Thousands)
Commercial and industrial	$22,552	$12,211	$9,980	$5,758
Commercial real estate — owner occupied	8,138	9,706	382	2,160
Commercial real estate — investor	43,417	30,303	15,230	12,013
Real estate — construction	10,977	14,253	22,532	186
Home equity	8,950	6,268	11,741	2,843
Installment	1,015	1,163	692	1,849
Residential mortgage	18,115	13,589	19,378	11,130

	$113,164	$87,493	$79,935	$35,939

*	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the year ended December 31, 2011, and the recorded investment and unpaid principal balance as of December 31, 2011.

	Year Ended December 31, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance
	($ in Thousands)
Commercial and industrial	104	$31,933	$36,844
Commercial real estate — owner occupied	22	15,841	19,741
Commercial real estate — investor	59	42,721	54,132
Real estate — construction	33	18,308	23,802
Home equity	57	4,886	5,428
Installment	19	1,004	1,048
Residential mortgage	42	6,113	8,087

	336	$120,806	$149,082

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), principal reduction, or some combination of these concessions. During the year ended December 31, 2011, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions for the year ended December 31, 2011.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the year ended December 31, 2011, as well as the recorded investment in these restructured loans as of December 31, 2011.

	Year Ended December 31, 2011
	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	26	$2,880
Commercial real estate — owner occupied	6	2,094
Commercial real estate — investor	16	9,546
Real estate - construction	10	2,846
Home equity	12	1,422
Installment	1	20
Residential mortgage	10	1,714

	81	$20,522

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 4    GOODWILL AND INTANGIBLE ASSETS:

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation elected to conduct its annual impairment testing in May. Accounting guidance states that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for both the banking and wealth segments. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. For 2010 and 2009, the annual review of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value of the banking segment. Therefore, no impairment charge was recorded. There were no impairment charges recorded in 2011, 2010, or 2009, respectively. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At December 31, 2011, the Corporation had goodwill of $929 million, including goodwill of $907 million assigned to the banking segment and goodwill of $22 million assigned to the wealth management segment. There was no change in the carrying amount of goodwill for the years ended December 31, 2011, 2010, or 2009, respectively.

Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. The core deposit intangibles and mortgage servicing rights are assigned to the Corporation’s banking segment, while the other intangibles are assigned to the wealth management segment as of December 31, 2011. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	2011	2010	2009
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831	$47,748
Accumulated amortization	(30,815)	(27,121)	(29,288)

Net book value	$11,016	$14,710	$18,460

Amortization during the year	$3,695	$3,750	$4,123
Other intangibles:
Gross carrying amount	$19,283	$20,433	$20,433
Accumulated amortization	(10,877)	(11,008)	(9,839)

Net book value	$8,406	$9,425	$10,594

Amortization during the year	$1,019	$1,169	$1,420

The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other intangible assets, net, in the consolidated balance sheets.

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

Mortgage servicing rights	2011	2010	2009
	($ in Thousands)
Mortgage servicing rights at beginning of year	$84,209	$80,986	$56,025
Additions	17,476	26,165	44,580
Amortization	(25,830)	(22,942)	(19,619)

Mortgage servicing rights at end of year	$75,855	$84,209	$80,986

Valuation allowance at beginning of year	(20,300)	(17,233)	(10,457)
Additions, net	(7,403)	(3,067)	(6,776)

Valuation allowance at end of year	(27,703)	(20,300)	(17,233)

Mortgage servicing rights, net	$48,152	$63,909	$63,753

Fair value of mortgage servicing rights	$48,152	$64,378	$66,710
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,321,000	$7,453,000	$7,667,000
Mortgage servicing rights, net to servicing portfolio	0.66%	0.86%	0.83%
Mortgage servicing rights expense(1)	$33,233	$26,009	$26,395

1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income (loss).

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2011. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2012	$3,200	$1,000	$18,600
2013	3,100	900	13,800
2014	2,900	900	10,000
2015	1,400	800	7,400
2016	$300	$800	$5,700

NOTE 5    PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows.

	Estimated Useful Lives	2011			2010
		Cost	Accumulated Depreciation	Net Book Value	Net Book Value
		($ in Thousands)
Land	—	$44,581	$—	$44,581	$43,744
Land improvements	3 – 15 years	9,423	3,114	6,309	2,780
Buildings	5 – 39 years	210,810	110,564	100,246	95,776
Computers	3 – 5 years	41,534	29,543	11,991	9,897
Furniture, fixtures and other equipment	3 – 15 years	145,985	95,093	50,892	31,864
Leasehold improvements	5 – 30 years	29,434	19,717	9,717	6,472

Total premises and equipment		$481,767	$258,031	$223,736	$190,533

Depreciation and amortization of premises and equipment totaled $24 million in 2011, $22 million in 2010, and $22 million in 2009.

The Corporation and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. The approximate minimum annual rentals and commitments under these noncancelable agreements and leases with remaining terms in excess of one year are as follows.

($ in Thousands)
2012	$13,400
2013	12,340
2014	11,243
2015	10,706
2016	9,872
Thereafter	45,748

Total	$103,309

Total rental expense under leases, net of sublease income, totaled $15 million in 2011, $13 million in 2010, and $13 million in 2009.

NOTE 6    DEPOSITS:

The distribution of deposits at December 31 was as follows.

	2011	2010
	($ in Thousands)
Noninterest-bearing demand deposits	$3,928,792	$3,684,965
Savings deposits	986,766	887,236
Interest-bearing demand deposits	2,297,454	1,870,664
Money market deposits	5,150,275	5,434,867
Brokered certificates of deposit	202,948	442,640
Other time deposits	2,524,420	2,905,021

Total deposits	$15,090,655	$15,225,393

Time deposits of $100,000 or more were $1.0 billion at both December 31, 2011 and 2010.

Aggregate annual maturities of all time deposits at December 31, 2011, are as follows.

Maturities During Year Ending December 31,	($ in Thousands)
2012	$2,253,014
2013	208,465
2014	123,674
2015	38,649
2016	73,168
Thereafter	30,398

Total	$2,727,368

NOTE 7    SHORT-TERM FUNDING:

Short-term funding at December 31 was as follows.

	2011	2010
	($ in Thousands)
Federal funds purchased	$154,730	$154,810
Securities sold under agreements to repurchase	1,359,755	563,884
FHLB advances	1,000,000	1,000,000
Treasury, tax, and loan notes	—	28,688

Total short-term funding	$2,514,485	$1,747,382

The FHLB advances included in short-term funding are those with original contractual maturities of less than one year. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily. The treasury, tax, and loan notes are demand notes representing secured funding from the U.S. Treasury, collateralized by qualifying securities and loans.

NOTE 8    LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows.

	2011	2010
	($ in Thousands)
Federal Home Loan Bank (“FHLB”) advances	$500,476	$1,000,528
Senior notes, at par	430,000	—
Subordinated debt, at par	25,821	195,821
Junior subordinated debentures, at par	211,340	211,340
Other borrowed funds and capitalized costs	9,434	5,916

Total long-term funding	$1,177,071	$1,413,605

FHLB advances: At December 31, 2011, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.79%, and 1.66% at December 31, 2010. These advances all had fixed contractual rates at both December 31, 2011, and 2010.

Senior notes: In March 2011, the Corporation issued $300 million of senior notes at a discount. In September 2011, the Corporation issued an additional $130 million of senior notes at a premium. The senior notes mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%.

Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision, and in August 2001, the Corporation issued $200 million of 10-year subordinated debt. The subordinated notes were each issued at a discount, and the September 2008 debt has a fixed coupon interest rate of 9.25%, while the August 2001 debt has a fixed coupon interest rate of 6.75%. The Corporation retired $30 million of the August 2001 debt in the third quarter of 2010 and paid an early termination penalty of $1 million (included in other noninterest expense on the consolidated statements of income). During the first quarter of 2011, the Corporation retired another $28 million of the August 2001 debt and paid an early termination penalty of $1 million (included in the other noninterest expense on the consolidated statements of income). The remaining outstanding balance of $142 million on the August 2001 notes was paid at maturity on August 15, 2011. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity.

Junior subordinated debentures: The Corporation has $180 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2011 or 2010. The carrying value of the ASBC Debentures was $180 million at both December 31, 2011 and 2010. With its October 2005 business combination, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $31 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.23% at December 31, 2011) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.91% at December 31, 2011) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2011 or 2010. The carrying value of the SFSC Debentures was $36 million at both December 31, 2011 and 2010.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2011.

Year	($ in Thousands)
2012	$100,057
2013	400,052
2014	15
2015	1,684
2016	433,720
Thereafter	241,543

Total long-term funding	$1,177,071

Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances. At December 31, 2011, approximately $3.6 billion and $0.9 billion of residential mortgage and home equity loans, respectively, were available to be pledged to the FHLB.

NOTE 9    STOCKHOLDERS’ EQUITY:

Preferred Equity: The Corporation’s Articles of Incorporation, as amended, authorize the issuance of 750,000 shares of preferred stock at a par value of $1.00 per share. In November 2008, under the CPP, the Corporation issued 525,000 shares of senior preferred stock (with a par value of $1.00 per share and a liquidation preference of $1,000 per share) and a 10-year warrant to purchase approximately 4 million shares of common stock (see section “Common Stock Warrants” below for additional information), for aggregate proceeds of $525 million. The proceeds received were allocated between the Senior Preferred Stock and the Common Stock Warrants based upon their relative fair values, which resulted in the recording of a discount on the Senior Preferred Stock upon issuance that reflects the value allocated to the Common Stock Warrants. The allocated carrying value of the Senior Preferred Stock and Common Stock Warrants on the date of issuance (based on their relative fair values) were $508 million and $17 million, respectively. The Senior Preferred Stock is callable at par after three years. In 2011, the Corporation repurchased all of the Senior Preferred Stock issued to the U.S. Department of the Treasury. The Senior Preferred Stock repurchases were funded by the issuance of $430 million of senior notes, $65 million of depositary shares of 8.00% Perpetual Preferred Stock Series B described below and other available funds.

On September 14, 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Perpetual Preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Corporation. Dividends on the Series B Preferred Stock, if declared, will be payable quarterly in arrears at a rate per annum equal to 8.00%. Dividends on the Series B Preferred Stock initially are cumulative because the Corporation’s current Articles of Incorporation require that preferred stock dividends be cumulative. During the cumulative period, the Corporation will have an obligation to pay any unpaid dividends. However, dividends on the Series B Preferred Stock will automatically become non-cumulative immediately upon the effective date of an amendment to the Corporation’s Articles of Incorporation to eliminate the requirement that the Corporation’s preferred stock dividends be cumulative, and such amendment will be voted upon by the Corporation’s shareholders at their next annual meeting scheduled for April 24, 2012. During the non-cumulative dividend period, the Corporation will have no obligation to pay dividends on the Series B Preferred Stock that were undeclared and unpaid during the cumulative dividend period. Shares of the Series B Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series B Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series B Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on September 15, 2016, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.

Common Stock Warrants: The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). On December 6, 2011, the U.S. Department of Treasury closed an underwritten secondary public offering of 4 million warrants, each representing the right to purchase one share of common stock, par value $0.01 per share, of the Corporation. The public offering price and the allocation of the Warrants in the Warrant Offering were determined by an auction process and the Corporation received no proceeds from the public offering.

Common Equity: On January 15, 2010, the Corporation announced it had closed its underwritten public offering of 44.8 million shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478 million after deducting underwriting discounts and commissions. The Corporation used the net proceeds of this offering, which qualifies as tangible common equity and Tier 1 capital, to support continued growth and for working capital and other general corporate purposes.

Subsidiary Equity: At December 31, 2011, subsidiary equity equaled $3.3 billion, of which approximately $94 million could be paid to the Parent Company in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary. See Note 17 for additional information on regulatory requirements for the Bank.

Stock Repurchases:  The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2011 and 2010, no shares were repurchased under these authorizations. The Corporation repurchased shares for minimum tax withholding settlements on equity compensation during 2010 and 2011. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on the shares repurchased for equity compensation for the three months ended December 31, 2011. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities, and is subject to the restrictions under the Memorandum of Understanding with the Federal Reserve Bank of Chicago.

Other Comprehensive Income: A summary of activity in accumulated other comprehensive income follows.

	Years Ended December 31,
	2011	2010	2009
	($ in Thousands)
Net income (loss)	$139,699	$(856)	$(131,859)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	71,606	(38,278)	113,455
Reclassification adjustment for net (gains) losses realized in net income	1,112	(24,917)	(8,774)
Income tax (expense) benefit	(28,566)	24,785	(37,534)

Other comprehensive income (loss) on investment securities available for sale	44,152	(38,410)	67,147
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	467	467	467
Net gain (loss), net of amortization	(14,810)	2,271	2,736
Income tax (expense) benefit	5,674	(1,106)	(1,236)

Other comprehensive income (loss) on pension and postretirement obligations	(8,669)	1,632	1,967
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(557)	(4,542)	(1,814)
Reclassification adjustment for net losses and interest expense for interest differential on derivative instruments realized in net income (loss)	4,708	6,013	8,540
Income tax expense	(1,658)	(499)	(2,718)

Other comprehensive income on cash flow hedging relationships	2,493	972	4,008

Total other comprehensive income (loss)	37,976	(35,806)	73,122

Comprehensive income (loss)	$177,675	$(36,662)	$(58,737)

NOTE 10     STOCK-BASED COMPENSATION:

At December 31, 2011, the Corporation had one stock-based compensation plan (discussed below). All stock awards granted under this plan have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted.

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

Stock-Based Compensation Plan:

In March 2010, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2010 Incentive Compensation Plan (“2010 Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2011, approximately 9 million shares remain available for grants.

Accounting for Stock-Based Compensation:

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards and salary shares is their fair market value on the date of grant. The fair value of stock options and restricted stock is amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair value of salary shares is recognized as compensation expense on the date of grant. Compensation expense recognized is included in personnel expense in the consolidated statements of income (loss).

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2011, 2010 and 2009.

	2011	2010	2009
Dividend yield	2.00%	3.00%	4.95%
Risk-free interest rate	2.27%	2.70%	1.87%
Expected volatility	47.24%	45.38%	36.00%
Weighted average expected life	6 years	6 years	6 years
Weighted average per share fair value of options	$5.56	$4.60	$3.60

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

A summary of the Corporation’s stock option activity for 2011, 2010, and 2009, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2008	6,581,702	$27.45
Granted	975,548	17.05
Exercised	(945)	16.70
Forfeited or expired	(847,687)	25.73

Outstanding at December 31, 2009	6,708,618	$26.16	5.61	$—

Options exercisable at December 31, 2009	4,811,626	$27.73	4.50	$—

Outstanding at December 31, 2009	6,708,618	26.16
Granted	1,348,474	13.24
Exercised	(14,868)	12.71
Forfeited or expired	(740,766)	20.95

Outstanding at December 31, 2010	7,301,458	$24.33	5.01	$2,460

Options exercisable at December 31, 2010	5,275,738	$27.60	3.63	$63

Outstanding at December 31, 2010	7,301,458	24.33
Granted	1,624,369	14.20
Exercised	(23,437)	12.66
Forfeited or expired	(1,847,116)	24.51

Outstanding at December 31, 2011	7,055,274	$21.99	5.61	$27

Options exercisable at December 31, 2011	4,623,935	$26.10	4.01	$7

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2011.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
Range of Exercise Prices:
$0.00 — $10.00	4,000	$9.26	7.56	2,680	$9.26
$10.01 — $15.00	2,592,027	13.77	8.65	384,122	13.20
$15.01 — $20.00	761,217	17.40	6.87	539,103	17.54
$20.01 — $25.00	1,504,303	23.40	2.98	1,504,303	23.40
$25.01 — $30.00	452,037	29.04	2.05	452,037	29.04
Over $30.00	1,741,690	33.19	3.72	1,741,690	33.19

Total	7,055,274	$21.99	5.61	4,623,935	$26.10

The following table summarizes information about the Corporation’s nonvested stock option activity for 2011, 2010, and 2009.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	1,811,165	$3.85
Granted	975,548	3.60
Vested	(650,629)	4.07
Forfeited	(239,092)	4.26

Nonvested at December 31, 2009	1,896,992	$3.60

Nonvested at December 31, 2009	1,896,992	$3.60
Granted	1,348,474	4.60
Vested	(920,969)	3.93
Forfeited	(298,777)	3.78

Nonvested at December 31, 2010	2,025,720	$4.09

Nonvested at December 31, 2010	2,025,720	$4.09
Granted	1,624,369	5.56
Vested	(955,454)	3.77
Forfeited	(263,296)	4.85

Nonvested at December 31, 2011	2,431,339	$5.11

For the years ended December 31, 2011, 2010, and 2009, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) During 2011, less than $0.3 million was received for the exercise of stock options. The total fair value of stock options that vested was $4 million, $4 million and $3 million, respectively, for the years ended December 31, 2011, 2010, and 2009. The Corporation recognized compensation expense of $5 million, $3 million, and $4 million for 2011, 2010, and 2009, respectively, for the vesting of stock options. At December 31, 2011, the Corporation had $8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through 2013.

The following table summarizes information about the Corporation’s restricted stock activity for 2011, 2010, and 2009.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	354,327	$26.75
Granted	371,643	16.48
Vested	(146,320)	27.96
Forfeited	(52,519)	21.80

Outstanding at December 31, 2009	527,131	$19.67

Outstanding at December 31, 2009	527,131	$19.67
Granted	604,343	12.38
Vested	(205,239)	21.68
Forfeited	(153,973)	17.12

Outstanding at December 31, 2010	772,262	$13.94

Outstanding at December 31, 2010	772,262	$13.94
Granted	593,437	14.27
Vested	(169,499)	17.74
Forfeited	(182,435)	13.86

Outstanding at December 31, 2011	1,013,765	$13.79

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2011 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period, subject to the full repayment of the funds received under the Capital Purchase Program (“CPP”), and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Restricted stock awards granted during 2010 to the senior executive officers and the next 20 most highly compensated employees will vest in 25% increments as the funds received under the CPP are repaid and the restricted stock award recipients must continue to perform substantial services for the Corporation for at least two years after the date of grant. The Corporation repaid the CPP funds during 2011. Expense for restricted stock awards of approximately $6 million, $6 million, and $4 million was recorded for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, the Corporation had $6 million of unrecognized compensation expense related to restricted stock awards that is expected to be recognized over the remaining requisite service periods that extend predominantly through 2013.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months based on the month of grant. The Corporation recognized compensation expense of $4 million on the granting of 317,450 salary shares (or an average cost per share of $12.41) during 2011. The Corporation recognized compensation expense of $3 million on the granting of 244,062 salary shares (or an average cost per share of $13.43) during 2010 and an immaterial amount on the granting of 5,841 salary shares (or an average cost per share of $11.06) for the year ended December 31, 2009.

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

The funded status and amounts recognized in the 2011 and 2010 consolidated balance sheets, as measured on December 31, 2011 and 2010, respectively, for the Pension and Postretirement Plans were as follows.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2011	2011	2010	2010
	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$159,791	$—	$133,554	$—
Actual return on plan assets	(2,481)	—	14,477	—
Employer contributions	26,000	502	20,000	610
Gross benefits paid	(9,888)	(502)	(8,240)	(610)

Fair value of plan assets at end of year	$173,422	$—	$159,791	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$129,114	$4,150	$119,935	$4,429
Service cost	9,898	—	9,622	—
Interest cost	6,414	198	6,377	227
Actuarial loss	1,308	123	1,420	104
Gross benefits paid	(9,888)	(502)	(8,240)	(610)

Net benefit obligation at end of year	$136,846	$3,969	$129,114	$4,150

Funded (unfunded) status	$36,576	$(3,969)	$30,677	$(4,150)

Noncurrent assets	$39,802	$—	$31,274	$—
Current liabilities	—	(495)	—	(587)
Noncurrent liabilities	(3,226)	(3,474)	(597)	(3,563)

Asset (Liability) Recognized in the Consolidated Balance Sheets	$36,576	$(3,969)	$30,677	$(4,150)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2011 and 2010 follow.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2011	2011	2010	2010
	($ in Thousands)
Prior service cost	$274	$103	$320	$347
Net actuarial (gain) loss	32,932	(135)	24,050	(212)

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive income	$33,206	$(32)	$24,370	$135

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2011 and 2010 were as follows.

	Pension Plan 2011	Postretirement Plan 2011	Pension Plan 2010	Postretirement Plan 2010
	($ in Thousands)
Net gain (loss)	$(16,711)	$(123)	$777	$(104)
Amortization of prior service cost	72	395	72	395
Amortization of actuarial gain (loss)	2,024	—	1,601	(3)
Income tax (expense) benefit	5,780	(106)	(995)	(111)

Total Recognized in OCI	$(8,835)	$166	$1,455	$177

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2011, 2010, and 2009 were as follows.

	Pension Plan 2011	Postretirement Plan 2011	Pension Plan 2010	Postretirement Plan 2010	Pension Plan 2009	Postretirement Plan 2009
			($ in Thousands)
Service cost	$9,898	$—	$9,622	$—	$8,649	$—
Interest cost	6,414	198	6,377	227	6,262	261
Expected return on plan assets	(12,896)	—	(12,152)	—	(11,520)	—
Amortization of:
Prior service cost	72	395	72	395	72	395
Actuarial (gain) loss	2,024	—	1,601	(3)	551	(54)

Total net periodic benefit cost	$5,512	$593	$5,520	$619	$4,014	$602

As of December 31, 2011, the estimated actuarial losses and prior service cost that will be amortized during 2012 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $3 million and $0.1 million, respectively. An estimated $0.2 million in prior service cost is expected to be amortized from accumulated other comprehensive income into net benefit cost during 2012 for the Postretirement Plan.

	Pension Plan 2011	Postretirement Plan 2011	Pension Plan 2010	Postretirement Plan 2010
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.90%	4.90%	5.10%	5.10%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	5.10%	5.10%	5.50%	5.50%
Rate of increase in compensation levels	5.00	N/A	5.00	N/A
Expected long-term rate of return on plan assets	7.75	N/A	8.00	N/A

The overall expected long-term rates of return on the Pension Plan assets were 7.75% at December 31, 2011 and 8.00% at December 31, 2010, respectively. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Pension Plan assets was 4.11% and 12.04% for 2011 and 2010, respectively.

The Pension Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, other cash equivalents 0-5%, and alternative securities 0-15%. Given current market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2011 and 2010 measurement dates, respectively, by asset category were as follows.

Asset Category	2011	2010
Equity securities	65%	64%
Debt securities	34	35
Other	1	1

Total	100%	100%

The Pension Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments as of December 31, 2011 and 2010.

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$1,690	$1,690	$—	$—
Mutual funds	92,026	92,026	—	—
Common /collective trust funds	79,706	—	79,706	—

Total Pension Plan Investments	$173,422	$93,716	$79,706	$—

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$861	$861	$—	$—
Mutual funds	78,046	78,046	—	—
Common /collective trust funds	80,884	—	80,884	—

Total Pension Plan Investments	$159,791	$78,907	$80,884	$—

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $26 million and $20 million to its Pension Plan during 2011 and 2010, respectively. The Corporation regularly reviews the funding of its Pension Plans. At this time, the Corporation expects to make a contribution of up to $10 million in 2012.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2011, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)
Estimated future benefit payments:
2012	$13,604	$495
2013	10,361	458
2014	10,483	393
2015	11,892	355
2016	12,044	308
2017-2021	$64,502	$1,282

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 9% for 2011, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2019 and future years. The health care trend rate assumption for post-65 coverage is 10% for 2011, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2021 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2011		2010
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)
Effect on total of service and interest cost	$15	$(13)	$17	$(16)
Effect on postretirement benefit obligation	$305	$(266)	$343	$(317)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $9 million, $8 million, and $8 million in 2011, 2010, and 2009, respectively.

NOTE 12     INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows.

	Years Ended December 31,
	2011	2010	2009
	($ in Thousands)
Current:
Federal	$9,336	$(91,578)	$(45,496)
State	(350)	598	27,083

Total current	8,986	(90,980)	(18,413)
Deferred:
Federal	37,553	54,046	(91,136)
State	(2,811)	(3,238)	(43,691)

Total deferred	34,742	50,808	(134,827)

Total income tax expense (benefit)	$43,728	$(40,172)	$(153,240)

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows.

	2011	2010
	($ in Thousands)
Gross deferred tax assets:
Allowance for loan losses	$146,027	$160,786
Allowance for other losses	13,714	12,154
Accrued liabilities	11,506	6,548
Deferred compensation	24,638	23,188
Securities valuation adjustment	17,978	18,964
Benefit of tax loss and credit carryforwards	51,835	78,968
Nonaccrual interest	4,042	7,460
Other	7,017	4,185

Total gross deferred tax assets	276,757	312,253
Valuation allowance for deferred tax assets	—	(5,984)

	276,757	306,269
Gross deferred tax liabilities:
FHLB stock dividends	10,424	10,276
Prepaid expenses	49,828	43,467
Intangible amortization	28,274	27,382
Mortgage banking activities	4,796	14,213
Deferred loan fee income	22,914	21,850
State income taxes	20,418	22,656
Leases	3,955	5,246
Depreciation	23,368	13,593
Other	1,805	1,869

Total gross deferred tax liabilities	165,782	160,552

Net deferred tax assets	110,975	145,717

Tax effect of unrealized gain related to available for sale securities	(62,447)	(32,092)
Tax effect of unrealized loss related to pension and postretirement benefits	21,219	15,482

	(41,228)	(16,610)

Net deferred tax assets including tax effected items	$69,747	$129,107

At December 31, 2011, there was no valuation allowance for deferred tax assets. At December 31, 2010, the valuation allowance for deferred tax assets of $6 million was related to the deferred tax benefit of specific states tax loss carryforwards of $50 million at certain subsidiaries. The net decrease in the valuation allowance during 2011 was primarily the result of the impact of changes in state tax laws. The net increase in the valuation allowance during 2010 was primarily the result of an additional valuation allowance on specific state tax losses. The change in the valuation allowance was as follows.

	2011	2010
	($ in Thousands)
Valuation allowance for deferred tax assets, beginning of year	$5,984	$5,935
Increase (decrease) in current year	(5,984)	49

Valuation allowance for deferred tax assets, end of year	$—	$5,984

As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes for the three-year period ended December 31, 2011. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and, if necessary, tax planning strategies in making this assessment. Based upon the projections for future taxable income and tax planning strategies which will create taxable income over the period that the deferred tax assets are deductible, management believes it is more likely than not the Corporation will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011 and 2010.

At December 31, 2011, the Corporation had state net operating losses of $543 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $0.4 million (of which, all was acquired from various acquisitions) that will expire in the years 2012 through 2030. $519 million of these state net operating loss carryforwards do not begin to expire until after 2015. The Corporation had $8 million of alternative minimum tax credits which have an indefinite life and had $1 million of tax credits that will expire in 2030.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows.

	2011	2010	2009
Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(7.0)	34.1	5.1
State income taxes (net of federal income taxes)	3.8	4.2	3.8
Bank owned life insurance	(2.8)	13.3	1.9
Valuation allowance	(3.3)	(0.5)	6.1
Federal tax credits	(0.9)	3.9	0.6
Tax reserve adjustments	(0.6)	10.8	2.4
Compensation deduction limitations	0.7	(4.8)	(0.4)
Other	(1.1)	1.9	(0.7)

Effective income tax rate	23.8%	97.9%	53.8%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2011. If income taxes had been provided, the deferred tax liability would have been approximately $40 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2007 tax return year and forward, while the Corporation’s various state income tax returns are generally open and subject to examination from the 2003 and later tax return years based on individual state statutes of limitation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows.

	2011	2010
	($ in Millions)
Balance at beginning of year	$23	$30
Changes in tax positions for prior years	5	—
Settlements	—	(1)
Statute expiration	(7)	(6)

Balance at end of year	$21	$23

At December 31, 2011 and 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $14 million and $15 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income (loss). As of December 31, 2011, the Corporation had $6 million of interest and penalties (the interest accrued, net of reversals, during 2011 was zero) on unrecognized tax benefits of which $3 million had an impact on the effective tax rate. As of December 31, 2010, the Corporation had $6 million of interest and penalties (including a $0.1 million net reduction of interest accrued during 2010) on unrecognized tax benefits of which $3 million had an impact on the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

	2011	2010
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$4,561,210	$3,862,208
Commercial letters of credit(1)	47,699	37,872
Standby letters of credit(3)	$320,375	$362,275

1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2011 or 2010.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.

3)	The Corporation has established a liability of $4 million at both December 31, 2011 and 2010, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of December 31, 2011 and December 31, 2010, the Corporation had a reserve for losses on unfunded commitments totaling $15 million and $17 million, respectively, included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2011, was $36 million, included in other assets on the consolidated balance sheets, compared to $45 million at December 31, 2010. Related to these investments, the Corporation had remaining commitments to fund of $15 million at December 31, 2011, and $11 million at December 31, 2010.

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

A lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010. The suit alleges that the Bank unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The lawsuit asserts claims for a multi-year period (as limited by the applicable state’s statute of limitations, generally 6 years) and is styled as a putative class action lawsuit on behalf of consumer banking customers of the Bank with the certification of the class pending. In April 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 pending in the United States District Court for the Southern District of Florida, Miami Division for coordinated pre-trial proceedings. The Bank is a member, along with many other banking institutions, of the Fourth Tranche of defendants in this case. An agreement in principle has been reached with plaintiffs’ counsel which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank. A settlement agreement will be filed with the court for preliminary approval upon negotiating a final agreement. Although we cannot guarantee that the court will approve the settlement, it is reasonably likely that the settlement will be approved. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement is a result of our evaluation of the cost of fully litigating the matter and the time and expense of resources needed to administer the litigation. The settlement amount has been accrued for in the December 31, 2011 financial statements.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation has a Visa indemnification liability (included in other liabilities on the consolidated balance sheets) totaling $2 million at both December 31, 2011 and December 31, 2010. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s interest in this escrow account (included in other assets on the consolidated balance sheets) was $2 million at December 31, 2011 and $1 million at December 31, 2010, respectively.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2011, and December 31, 2010, there were approximately $56 million and $58 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2011 and December 31, 2010, there were $475 million and $667 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

At December 31, 2011 and December 31, 2010, the Corporation provided a credit guarantee on contracts related to unrelated third parties in exchange for a fee. In the event of a customer default, pursuant to the credit recourse provided, the Corporation is required to reimburse the third party. The maximum amount of credit risk, in the event of nonperformance by the underlying borrowers, is limited to a defined contract liability. In the event of nonperformance, the Corporation has rights to the underlying collateral value securing the loan. The Corporation has an estimated fair value of approximately $0.3 million and $0.1 million related to these credit guarantee contracts at December 31, 2011 and December 31, 2010, respectively, recorded in other liabilities on the consolidated balance sheets.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2011, the Corporation’s potential risk exposure was approximately $19 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $8 million and $5 million at December 31, 2011 and December 31, 2010, respectively.

NOTE 14    DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $85 million of investment securities as collateral at December 31, 2011, and pledged $94 million of investment securities as collateral at December 31, 2010.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 16, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average
December 31, 2011				Receive Rate	Pay Rate	Maturity
	($ in Thousands)
Interest rate swap — short-term funding	$100,000	$(2,011)	Other liabilities	0.07%	3.04%	8 months

December 31, 2010
Interest rate swap — short-term funding	$200,000	$(6,295)	Other liabilities	0.19%	3.15%	14 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

	Amount of Gain / (Loss) Recognized in OCI on Derivatives (Effective Portion)	Category of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Category of Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Gross Amount of Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion)
	($ in Thousands)

Year Ended December 31, 2011		Interest Expense		Interest Expense

Interest rate swap — short-term funding	$(557)	Short-term funding	$4,708	Short-term funding	$13

Year Ended December 31, 2010		Interest Expense		Interest Expense

Interest rate swap — short-term funding	$(4,542)	Short-term funding	$6,013	Short-term funding	$(201)

Cash flow hedges

The Corporation has variable-rate short-term funding which exposes the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate borrowings. In the third quarter of 2011, one interest rate swap agreement for $100 million matured. Hedge effectiveness is determined using regression analysis. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term funding (i.e., the line item in which the hedged cash flows are recorded). At December 31, 2011, accumulated other comprehensive income included a deferred after-tax net loss of $1 million related to these derivatives, compared to a deferred after-tax net loss of $4 million at December 31, 2010. The net after-tax derivative loss included in accumulated other comprehensive income at December 31, 2011, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term funding through September 2012.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average
				Receive Rate(1)	Pay Rate(1)	Maturity
	($ in Thousands)
December 31, 2011
Interest rate-related instruments — customer and mirror	$1,563,831	$71,143	Other assets	1.66%	1.66%	45 months
Interest rate-related instruments — customer and mirror	1,563,831	(78,064)	Other liabilities	1.66%	1.66%	45 months
Interest rate lock commitments (mortgage)	235,375	4,571	Other assets	—	—	—
Forward commitments (mortgage)	437,500	(4,771)	Other liabilities	—	—	—
Foreign currency exchange forwards	52,973	2,079	Other assets	—	—	—
Foreign currency exchange forwards	44,107	(1,891)	Other liabilities	—	—	—
Purchased options (time deposit)	54,780	2,854	Other assets	—	—	—
Written options (time deposit)	54,780	(2,854)	Other liabilities	—	—	—

December 31, 2010
Interest rate-related instruments — customer and mirror	$1,268,502	$54,154	Other assets	1.78%	1.78%	41 months
Interest rate-related instruments — customer and mirror	1,268,502	(58,632)	Other liabilities	1.78%	1.78%	41 months
Interest rate lock commitments (mortgage)	129,377	(78)	Other liabilities	—	—	—
Forward commitments (mortgage)	281,000	5,617	Other assets	—	—	—
Foreign currency exchange forwards	56,584	1,530	Other assets	—	—	—
Foreign currency exchange forwards	48,652	(1,289)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
	($ in Thousands)
Year ended December 31, 2011
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	(2,443)
Interest rate lock commitments (mortgage)	Mortgage banking, net	4,649
Forward commitments (mortgage)	Mortgage banking, net	(10,388)
Foreign currency exchange forwards	Capital market fees, net	(53)

Year ended December 31, 2010
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	(1,876)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,293
Forward commitments (mortgage)	Mortgage banking, net	1,105
Foreign currency exchange forwards	Capital market fees, net	(309)

Free Standing Derivatives

The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for 2011 and 2010 was a $2 million net loss.

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

Mortgage derivatives

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at December 31, 2011, was a net liability of $0.2 million compared to a net asset of $6 million at December 31, 2010.

Foreign currency derivatives

The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At December 31, 2011, the Corporation had $97 million in notional balances of foreign currency forwards related to loans and foreign currency forwards related to customer transactions (including mirror foreign currency forwards on the customer transactions). At December 31, 2010, the Corporation had $105 million in notional balances of foreign currency forwards related to loans and foreign currency forwards related to customer transactions (including mirror foreign currency forwards on the customer transactions).

Written and purchased option derivatives (time deposit)

The Corporation periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”) initiated during the third quarter of 2011. The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation receives a known stream of funds on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheet. At December 31, 2011, the Corporation had $55 million in notional balances of written and purchased options.

NOTE 15    PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company.

BALANCE SHEETS

	2011	2010
	($ in Thousands)
ASSETS
Cash and due from banks	$126,835	$207
Investment securities available for sale, at fair value	66,769	7,581
Notes receivable from subsidiaries	47,230	439,226
Investment in subsidiaries	3,277,693	3,072,227
Other assets	76,037	101,463

Total assets	$3,594,564	$3,620,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Senior notes, at par	$430,000	$—
Junior subordinated debentures, at par	211,340	211,340
Subordinated debt, at par	25,821	195,821
Long-term funding capitalized costs	7,750	4,123

Total long-term funding	674,911	411,284
Accrued expenses and other liabilities	53,859	50,629

Total liabilities	728,770	461,913
Preferred equity	63,272	514,388
Common equity	2,802,522	2,644,403

Total stockholders’ equity	2,865,794	3,158,791

Total liabilities and stockholders’ equity	$3,594,564	$3,620,704

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2011	2010	2009
	($ in Thousands)
INCOME
Dividends from subsidiaries	$—	$4,000	$9,900
Management and service fees from subsidiaries	54,242	47,238	44,596
Interest income on notes receivable	2,306	4,951	9,543
Other income	5,289	1,181	1,429

Total income	61,837	57,370	65,468

EXPENSE
Interest expense on borrowed funds	39,072	30,608	31,289
Provision for loan losses	—	—	(230)
Personnel expense	38,258	34,652	29,359
Other expense	16,603	21,210	16,416

Total expense	93,933	86,470	76,834

Loss before income tax benefit and equity in undistributed income (loss)	(32,096)	(29,100)	(11,366)
Income tax benefit	(17,788)	(7,137)	(4,319)

Loss before equity in undistributed net income (loss) of subsidiaries	(14,308)	(21,963)	(7,047)
Equity in undistributed net income (loss) of subsidiaries	154,007	21,107	(124,812)

Net income (loss)	139,699	(856)	(131,859)
Preferred stock dividends and discount accretion	24,830	29,531	29,348

Net income (loss) available to common equity	$114,869	$(30,387)	$(161,207)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	($ in Thousands)
OPERATING ACTIVITIES
Net income (loss)	$139,699	$(856)	$(131,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	(154,007)	(21,107)	124,812
Depreciation and amortization	171	254	300
Loss on sales of investment securities, net of impairment write-downs	81	799	477
Gain on sales of assets, net	(13)	—	—
Net change in other assets and other liabilities	25,356	40,469	(9,554)
Capital contributed to subsidiaries	—	(200,000)	(100,000)

Net cash provided by (used in) operating activities	11,287	(180,441)	(115,824)

INVESTING ACTIVITIES
Proceeds from sales of investment securities	14,667	—	—
Purchase of investment securities	(75,221)	—	—
Net cash paid in acquisition of subsidiary’s stock	—	—	(200,000)
Net (increase) decrease in notes receivable	391,996	(232,499)	411,517
Purchase of other assets, net of disposals	4,977	(5,204)	(4,667)

Net cash provided by (used in) investing activities	336,419	(237,703)	206,850

FINANCING ACTIVITIES
Proceeds from issuance of long-term funding	432,504	—	—
Repayment of long-term funding	(170,000)	(30,000)
Proceeds from issuance of common stock	—	478,358	—
Proceeds from issuance of preferred stock	63,272	—	—
Redemption of preferred stock	(525,000)	—	—
Cash dividends	(21,195)	(33,198)	(86,600)
Purchase of common stock	(659)	(830)	(599)

Net cash provided by (used in) financing activities	(221,078)	414,330	(87,199)

Net increase (decrease) in cash and cash equivalents	126,628	(3,814)	3,827
Cash and cash equivalents at beginning of year	207	4,021	194

Cash and cash equivalents at end of year	$126,835	$207	$4,021

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2011, and December 31, 2010, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Impaired Loans:  The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. The amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or alternatively, the loan’s observable market price. The use of observable market price or estimated fair value of collateral on collateral-dependent loans is considered a fair value measurement subject to the fair value hierarchy. Appraised values are generally used on real estate collateral-dependent impaired loans, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.

Mortgage servicing rights:  Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The valuation model incorporates prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 4, “Goodwill and Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of December 31, 2011, and December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1,001	$—	$—
Federal agency securities	24,049	41	24,008	—
Obligations of state and political subdivisions (municipal securities)	847,246	—	847,246	—
Residential mortgage-related securities	3,785,590	—	3,785,590	—
Commercial mortgage-related securities	18,543	—	18,543	—
Asset-backed securities	187,732	—	187,732	—
Other securities (debt and equity)	73,322	11,659	60,807	856

Total investment securities available for sale	$4,937,483	$12,701	$4,923,926	$856
Derivatives (other assets)	80,647	—	76,076	4,571
Liabilities:
Derivatives (other liabilities)	$89,591	$—	$84,820	$4,771

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,208	$1,208	$—	$—
Federal agency securities	29,767	51	29,716	—
Obligations of state and political subdivisions (municipal securities)	838,602	—	838,602	—
Residential mortgage-related securities	4,910,497	—	4,910,497	—
Commercial mortgage-related securities	7,753	—	7,753	—
Asset-backed securities	298,841	—	298,841	—
Other securities (debt and equity)	14,673	12,002	999	1,672

Total investment securities available for sale	$6,101,341	$13,261	$6,086,408	$1,672
Derivatives (other assets)	61,301	—	55,684	5,617
Liabilities:
Derivatives (other liabilities)	$66,294	$—	$66,216	$78

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2011 and 2010, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivatives
	($ in Thousands)
Balance December 31, 2009	$—	$3,141
Transfers in	4,663	—
Total net gains (losses) included in income:
Net impairment losses on investment securities	(2,991)	—
Mortgage derivative gain, net	—	2,398

Balance December 31, 2010	$1,672	$5,539
Total net losses included in income:
Impairment losses on investment securities	(816)	—
Mortgage derivative loss, net	—	(5,739)

Balance December 31, 2011	$856	$(200)

In valuing the investment securities available for sale classified within Level 3, the Corporation incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$249,195	$—	$249,195	$—
Impaired loans(1)	146,625	—	146,625	—
Mortgage servicing rights	$48,152	$—	$—	$48,152

		Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$144,808	$—	$144,808	$—
Impaired loans(1)	279,179	—	279,179	—
Mortgage servicing rights	$63,909	$—	$—	$63,909

(1)	Represents collateral-dependent impaired loans, net, which are included in loans

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During 2011 and 2010, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $54 million and $55 million for the years ended December 31, 2011 and 2010, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $9 million and $10 million to noninterest expense for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments on the balance sheet at December 31 were as follows.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	($ in Thousands)
Financial assets:
Cash and due from banks	$454,958	$454,958	$319,487	$319,487
Interest-bearing deposits in other financial institutions	154,562	154,562	546,125	546,125
Federal funds sold and securities purchased under agreements to resell	7,075	7,075	2,550	2,550
Investment securities available for sale	4,937,483	4,937,483	6,101,341	6,101,341
Federal Home Loan Bank and Federal Reserve Bank stocks	191,188	191,188	190,968	190,968
Loans held for sale	249,195	255,201	144,808	144,808
Loans, net	13,652,920	12,751,626	12,139,922	10,568,980
Bank owned life insurance	544,764	544,764	533,069	533,069
Accrued interest receivable	68,920	68,920	73,982	73,982
Interest rate related agreements(1)	71,143	71,143	54,154	54,154
Foreign currency exchange forwards	2,079	2,079	1,530	1,530
Interest rate lock commitments to originate residential mortgage loans held for sale	4,571	4,571	(78)	(78)
Purchased options (time deposit)	2,854	2,854	—	—
Financial liabilities:
Deposits	$15,090,655	$15,090,655	$15,225,393	$15,225,393
Short-term funding	2,514,485	2,514,485	1,747,382	1,747,382
Long-term funding	1,177,071	1,309,687	1,413,605	1,491,786
Accrued interest payable	15,931	15,931	17,163	17,163
Interest rate related agreements(1)	80,075	80,075	64,927	64,927
Foreign currency exchange forwards	1,891	1,891	1,289	1,289
Standby letters of credit(2)	3,648	3,648	3,943	3,943
Forward commitments to sell residential mortgage loans	4,771	4,771	(5,617)	(5,617)
Written options (time deposit)	2,854	2,854	—	—

(1)	At December 31, 2011 and 2010, the notional amount of cash flow hedge interest rate swap agreements was $100 million and $200 million, respectively. See Note 14 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $0.3 and $0.4 billion at December 31, 2011 and 2010, respectively. See Note 13 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Loans held for sale—The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for products with similar characteristics.

Loans, net—The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate (owner occupied and investor), lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate. In addition, as part of the annual goodwill impairment assessment, the Corporation may consult with an independent party as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation.

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

Accrued interest payable and short-term funding—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

NOTE 17    REGULATORY MATTERS:

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $39 million at December 31, 2011.

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

Management believes, as of December 31, 2011 and 2010, that the Corporation meets all capital adequacy requirements to which it is subject.

On November 5, 2009, Associated Bank, National Association (the “Bank”) entered into a Memorandum of Understanding (“MOU”) with the Comptroller of the Currency (“OCC”), its primary banking regulator. The MOU, which was an informal agreement between the Bank and the OCC, required the Bank to develop, implement, and maintain various processes to improve the Bank’s risk management of its loan portfolio and a three year capital plan providing for maintenance of specified capital levels, notification to the OCC of dividends proposed to be paid to the Corporation and the commitment of the Corporation to act as a primary or contingent source of the Bank’s capital. On September 6, 2011, the Corporation announced that it had been advised by the OCC that the MOU the Bank had entered into in November 2009 had been terminated. On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, was an informal agreement between the Corporation and the Reserve Bank. As required, management has submitted plans to strengthen board and management oversight and risk management and for maintaining sufficient capital incorporating stress scenarios. On February 27, 2012, the Corporation announced that it had been advised by the Reserve Bank that it has complied fully with the terms of the Memorandum. As a result, the Memorandum is expected to be terminated in March 2012.

The Bank has recently agreed to enter into a Consent Order with the OCC regarding its BSA compliance. The Consent Order will require the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has not been informed that this action includes the assessment of a civil money penalty. The Bank has been working cooperatively with the OCC to address the OCC’s BSA concerns. The costs related to such orders cannot be determined but their effects are not likely to have a material impact on either the Parent Company or the Bank.

As of December 31, 2011 and 2010, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, tier 1 risk-based, and tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2011 or 2010.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions:(2)
($ In Thousands)	Amount	Ratio(1)	Amount	Ratio(1)		Amount	Ratio(1)
As of December 31, 2011:
Associated Banc-Corp
Total Capital	$2,263,065	15.53%	$1,165,466	≥	8.00%
Tier 1 Capital	2,051,787	14.08	582,733	≥	4.00%
Leverage	2,051,787	9.81	836,537	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,369,363	16.50%	$1,148,924	≥	8.00%	$1,436,155	≥	10.00%
Tier 1 Capital	2,186,776	15.23	574,462	≥	4.00%	861,693	≥	6.00%
Leverage	2,186,776	10.56	828,505	≥	4.00%	1,035,632	≥	5.00%
As of December 31, 2010:
Associated Banc-Corp
Total Capital	$2,576,297	19.05%	$1,081,706	≥	8.00%
Tier 1 Capital	2,376,893	17.58	540,853	≥	4.00%
Leverage	2,376,893	11.19	849,819	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,182,244	16.38%	$1,065,614	≥	8.00%	$1,332,017	≥	10.00%
Tier 1 Capital	2,011,381	15.10	532,807	≥	4.00%	799,210	≥	6.00%
Leverage	2,011,381	9.55	842,053	≥	4.00%	1,052,567	≥	5.00%

1)	Total Capital ratio is defined as tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier 1 capital divided by the most recent quarter’s average total assets.

2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net income (loss)	$139,699	$(856)	$(131,859)
Preferred stock dividends and discount accretion	(24,830)	(29,531)	(29,348)

Net income (loss) available to common equity	$114,869	$(30,387)	$(161,207)

Common shareholder dividends	(6,935)	(6,918)	(60,102)
Unvested share-based payment awards	(42)	(30)	(248)

Undistributed earnings	$107,892	$(37,335)	$(221,557)

Basic
Distributed earnings to common shareholders	$6,935	$6,918	$60,102
Undistributed earnings to common shareholders	107,231	(37,335)	(221,557)

Total common shareholders earnings, basic	$114,166	$(30,417)	$(161,455)

Diluted
Distributed earnings to common shareholders	$6,935	$6,918	$60,102
Undistributed earnings to common shareholders	107,231	(37,335)	(221,557)

Total common shareholders earnings, diluted	$114,166	$(30,417)	$(161,455)

Weighted average common shares outstanding	173,370	171,230	127,858
Effect of dilutive common stock awards	2	—	—

Diluted weighted average common shares outstanding	173,372	171,230	127,858
Basic earnings (loss) per common share	$0.66	$(0.18)	$(1.26)

Diluted earnings (loss) per common share	$0.66	$(0.18)	$(1.26)

Options to purchase approximately 8 million shares were outstanding at December 31, 2011 but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. As a result of the Corporation’s reported net loss for the years ended December 31, 2010 and 2009, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share.

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

	Banking	Wealth Management	Other	Consolidated Total
	($ in Thousands)
2011
Net interest income	$612,208	$623	$—	$612,831
Provision for loan losses	52,000	—	—	52,000
Noninterest income	215,402	104,300	(11,403)	308,299
Depreciation and amortization	63,004	1,168	—	64,172
Other noninterest expense	538,224	94,710	(11,403)	621,531
Income tax expense	40,110	3,618	—	43,728

Net income	$134,272	$5,427	$—	$139,699

Percent of consolidated net income	96%	4%	—%	100%
Total assets	$21,863,851	$144,575	$(84,209)	$21,924,217

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$827,610	$104,923	$(11,403)	$921,130
Percent of consolidated total revenues	90%	11%	(1)%	100%
2010
Net interest income	$633,050	$729	$—	$633,779
Provision for loan losses	390,010	—	—	390,010
Noninterest income	274,383	99,286	(5,204)	368,465
Depreciation and amortization	56,731	1,238	—	57,969
Other noninterest expense	519,631	80,866	(5,204)	595,293
Income tax expense (benefit)	(47,336)	7,164	—	(40,172)

Net income (loss)	$(11,603)	$10,747	$—	$(856)

Percent of consolidated net income (loss)	N/M	N/M	N/M	N/M
Total assets	$21,726,210	$135,438	$(76,052)	$21,785,596

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$907,433	$100,015	$(5,204)	$1,002,244
Percent of consolidated total revenues	91%	10%	(1)%	100%
2009
Net interest income	$725,164	$841	$—	$726,005
Provision for loan losses	750,645	—	—	750,645
Noninterest income	277,876	96,944	(4,240)	370,580
Depreciation and amortization	54,468	1,317	—	55,785
Other noninterest expense	499,423	80,071	(4,240)	575,254
Income tax expense (benefit)	(159,799)	6,559	—	(153,240)

Net income (loss)	$(141,697)	$9,838	$—	$(131,859)

Percent of consolidated net income (loss)	N/M	N/M	N/M	N/M
Total assets	$22,817,934	$125,687	$(69,479)	$22,874,142

Percent of consolidated total assets	100%	—%	—%	100%
Total revenues*	$1,003,040	$97,785	$(4,240)	$1,096,585
Percent of consolidated total revenues	91%	9%	—%	100%

N/M = Not meaningful.

*	Total revenues for this segment disclosure are defined to be the sum of net interest income plus noninterest income, net of mortgage servicing rights amortization.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois

February 27, 2012

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

As of December 31, 2011, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2011, was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, is included under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited Associated Banc-Corp’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

February 27, 2012

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Election of Directors” and “Information About the Board of Directors”; information concerning executive officers of the Corporation under the caption “Information About the Executive Officers,”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation and Benefits Committee Interlocks and Insider Participation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, regarding shares outstanding and available for issuance under the Corporation’s existing equity compensation plans. Additional information regarding stock-based compensation is presented in Note 10, “Stock-Based Compensation,” of the notes to consolidated financial statements within Part II, Item 8, “Financial Statements and Supplementary Data.”

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,055,274	$21.99	9,442,134
Equity compensation plans not approved by security holders	—	—	—

Total	7,055,274	$21.99	9,442,134

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Related Person Transactions,” and “Affirmative Determinations Regarding Director Independence,” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2011 and 2010

Consolidated Statements of Income (Loss) — For the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 8.00% Perpetual Preferred Stock, Series B, dated September 12, 2011	Exhibit (3.1) to Report on Form 8-K filed on September 15, 2011

(3)(c)	Amended and Restated Bylaws	Exhibit (3.1) to Report on Form 8-K filed on July 28, 2010

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellow Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Deposit Agreement, dated September 14, 2011, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and Form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 15, 2011

(4)(f)	Warrant Agreement for 3,983,308 Warrants, dated as of November 30, 2011, between Associated Banc-Corp and Wells Fargo Bank, N.A.	Exhibit (4.1) to Report on Form 8-A filed on December 1, 2011

(4)(g)	Specimen Warrant for 3,983,308 Warrants	Exhibit (4.2) to Report on Form 8-A filed on December 1, 2011

Exhibit Number	Description

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Employment Agreement, dated November 16, 2009, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit (99.1) to Report on Form 8-K filed on November 16, 2009

*(10)(g)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(h)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(i)	Form of Share Salary Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.5) to Report on Form 8-K filed on April 29, 2010

*(10)(j)	Form of Restricted Stock Unit Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.6) to Report on Form 8-K filed on April 29, 2010

*(10)(k)	Form of Restricted Stock Agreement	Exhibit (99.2) to Report on Form 8-K filed on January 27, 2012

*(10)(l)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(m)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(n)	Associated Banc-Corp Supplemental Executive Retirement Plan	Exhibit (99.1) to Report on Form 8-K filed on December 23, 2011

*(10)(o)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(p)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (99.1) to Report on Form 8-K filed on January 27, 2012

(11)	Statement Re Computation of Per Share Earnings	See Note 18 in Part II Item 8

Exhibit Number	Description

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Joseph B. Selner, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(99.1)	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith

(99.2)	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008	Filed herewith

(101)**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.	Filed herewith

*	Management contracts and arrangements.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

ASSOCIATED BANC-CORP

Date: February 27, 2012	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ Joseph B. Selner Joseph B. Selner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ William R. Hutchinson William R. Hutchinson	Chairman	February 27, 2012

/s/ John F. Bergstrom John F. Bergstrom	Director	February 27, 2012

/s/ Ruth M. Crowley Ruth M. Crowley	Director	February 27, 2012

/s/ Ronald R. Harder Ronald R. Harder	Director	February 27, 2012

/s/ Robert A. Jeffe Robert A. Jeffe	Director	February 27, 2012

/s/ Eileen A. Kamerick Eileen A. Kamerick	Director	February 27, 2012

/s/ Richard T. Lommen Richard T. Lommen	Director	February 27, 2012

/s/ J. Douglas Quick J. Douglas Quick	Director	February 27, 2012

/s/ John C. Seramur John C. Seramur	Director	February 27, 2012

/s/ Karen T. van Lith Karen T. van Lith	Director	February 27, 2012

/s/ John B. Williams John B. Williams	Director	February 27, 2012