Form 10-Q
period 2012-03-31
ASSOCIATED BANC-CORP
filed 2012-05-07
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2012, was 173,939,357.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$360,728	$454,958
Interest-bearing deposits in other financial institutions	344,148	154,562
Federal funds sold and securities purchased under agreements to resell	7,100	7,075
Investment securities available for sale, at fair value	4,669,100	4,937,483
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	177,808	191,188
Loans held for sale	196,570	249,195
Loans	14,253,725	14,031,071
Allowance for loan losses	(356,298)	(378,151)

Loans, net	13,897,427	13,652,920
Premises and equipment, net	225,164	223,736
Goodwill	929,168	929,168
Other intangible assets, net	68,374	67,574
Other assets	1,038,083	1,056,358

Total assets	$21,913,670	$21,924,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,989,156	$3,928,792
Interest-bearing deposits, excluding brokered certificates of deposit	11,617,727	10,958,915
Brokered certificates of deposit	46,493	202,948

Total deposits	15,653,376	15,090,655
Short-term funding	1,936,219	2,514,485
Long-term funding	1,176,736	1,177,071
Accrued expenses and other liabilities	246,466	276,212

Total liabilities	19,012,797	19,058,423
Stockholders’ equity
Preferred equity	63,272	63,272
Common stock	1,750	1,746
Surplus	1,590,336	1,586,401
Retained earnings	1,181,247	1,148,773
Accumulated other comprehensive income	65,278	65,602
Treasury stock, at cost	(1,010)	—

Total stockholders’ equity	2,900,873	2,865,794

Total liabilities and stockholders’ equity	$21,913,670	$21,924,217

Preferred shares issued	65,000	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	174,591,841
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$149,023	$142,771
Interest and dividends on investment securities
Taxable	23,029	34,652
Tax exempt	7,274	7,713
Other interest	1,247	1,458

Total interest income	180,573	186,594
INTEREST EXPENSE
Interest on deposits	12,036	18,249
Interest on short-term funding	1,823	3,579
Interest on long-term funding	12,046	11,043

Total interest expense	25,905	32,871

NET INTEREST INCOME	154,668	153,723
Provision for loan losses	—	31,000

Net interest income after provision for loan losses	154,668	122,723
NONINTEREST INCOME
Trust service fees	9,787	9,831
Service charges on deposit accounts	18,042	19,064
Card-based and other nondeposit fees	10,879	15,598
Retail commission income	15,717	16,381
Mortgage banking, net	17,654	1,845
Capital market fees, net	3,716	2,378
Bank owned life insurance income	4,292	3,586
Asset sale losses, net	(481)	(1,986)
Investment securities gains / (losses), net:
Realized gains, net	40	1
Other-than-temporary impairments	—	(23)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—

Total investment securities gains (losses), net	40	(22)
Other	1,913	5,507

Total noninterest income	81,559	72,182
NONINTEREST EXPENSE
Personnel expense	94,078	88,930
Occupancy	15,179	15,275
Equipment	5,468	4,767
Data processing	9,516	7,534
Business development and advertising	5,381	4,943
Other intangible amortization	1,049	1,178
Loan expense	2,910	2,956
Legal and professional fees	9,715	4,482
Losses other than loans	3,550	6,297
Foreclosure / OREO expense	6,475	6,061
FDIC expense	4,870	8,244
Other	14,684	13,509

Total noninterest expense	172,875	164,176

Income before income taxes	63,352	30,729
Income tax expense	20,719	7,876

Net income	42,633	22,853
Preferred stock dividends and discount accretion	1,300	7,413

Net income available to common equity	$41,333	$15,440

Earnings per common share:
Basic	$0.24	$0.09
Diluted	$0.24	$0.09
Average common shares outstanding:
Basic	173,846	173,213
Diluted	173,848	173,217

See accompanying notes to consolidated financial statements.

ITEM 1: Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Other Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Net income	$42,633	$22,853
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(1,914)	27,585
Reclassification adjustment for net (gains) losses realized in net income	(40)	22
Income tax (expense) benefit	762	(10,708)

Other comprehensive income (loss) on investment securities available for sale	(1,192)	16,899
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	60	117
Net gain, net of amortization	640	451
Income tax expense	(273)	(221)

Other comprehensive income on pension and postretirement obligations	427	347
Derivatives used in cash flow hedging relationships:
Net unrealized gains	10	450
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	731	982
Income tax expense	(300)	(573)

Other comprehensive income on cash flow hedging relationships	441	859

Total other comprehensive income (loss)	(324)	18,105

Comprehensive income	$42,309	$40,958

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2010	$514,388	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791
Comprehensive income:
Net income	—	—	—	22,853	—	—	22,853
Other comprehensive income	—	—	—	—	18,105	—	18,105

Comprehensive income							40,958

Common stock issued:
Stock-based compensation plans, net	—	5	582	(20)	—	361	928
Purchase of treasury stock	—	—	—	—	—	(607)	(607)
Cash dividends:
Common stock, $0.01 per share	—	—	—	(1,742)	—	—	(1,742)
Preferred stock	—	—	—	(6,563)	—	—	(6,563)
Accretion of preferred stock discount	850	—	—	(850)	—	—	—
Stock-based compensation expense, net	—	—	2,947	—	—	—	2,947
Tax benefit of stock options	—	—	2	—	—	—	2

Balance, March 31, 2011	$515,238	$1,744	$1,576,903	$1,055,344	$45,731	$(246)	$3,194,714

Balance, December 31, 2011	$63,272	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794
Comprehensive income (loss):
Net income	—	—	—	42,633	—	—	42,633
Other comprehensive loss	—	—	—	—	(324)	—	(324)

Comprehensive income							42,309

Common stock issued:
Stock-based compensation plans, net	—	4	136	(124)	—	103	119
Purchase of treasury stock	—	—	—	—	—	(1,113)	(1,113)
Cash dividends:
Common stock, $0.05 per share	—	—	—	(8,735)	—	—	(8,735)
Preferred stock	—	—	—	(1,300)	—	—	(1,300)
Stock-based compensation expense, net	—	—	3,794	—	—	—	3,794
Tax benefit of stock options	—	—	5	—	—	—	5

Balance, March 31, 2012	$63,272	$1,750	$1,590,336	$1,181,247	$65,278	$(1,010)	$2,900,873

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,633	$22,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	31,000
Depreciation and amortization	10,144	8,027
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(2,371)	180
Amortization of mortgage servicing rights	6,417	5,869
Amortization of other intangible assets	1,049	1,178
Amortization and accretion on earning assets, funding, and other, net	16,149	16,266
Tax benefit from exercise of stock options	5	2
(Gain) loss on sales of investment securities, net and impairment write-downs	(40)	22
Loss on sales of assets, net	481	1,986
Gain on mortgage banking activities, net	(10,477)	(7,858)
Mortgage loans originated and acquired for sale	(563,688)	(290,013)
Proceeds from sales of mortgage loans held for sale	620,895	403,707
Decrease in interest receivable	2,744	295
Decrease in interest payable	(9,574)	(5,368)
Net change in other assets and other liabilities	(2,602)	10,065

Net cash provided by operating activities	111,765	198,211

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(251,508)	(158,263)
Purchases of:
Investment securities	(266,436)	(255,023)
Premises, equipment, and software, net of disposals	(12,149)	(7,156)
Other assets	(407)	(755)
Proceeds from:
Sales of investment securities	92,716	2,114
Calls and maturities of investment securities	439,014	483,436
Sales of other assets	9,204	9,435

Net cash provided by investing activities	10,434	73,788

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	562,721	(1,201,750)
Net increase (decrease) in short-term funding	(578,266)	800,423
Repayment of long-term funding	(125)	(228,013)
Proceeds from issuance of long-term funding	—	297,240
Cash dividends on common stock	(8,735)	(1,742)
Cash dividends on preferred stock	(1,300)	(6,563)
Purchase of common stock	(1,113)	(607)

Net cash used in financing activities	(26,818)	(341,012)

Net increase (decrease) in cash and cash equivalents	95,381	(69,013)
Cash and cash equivalents at beginning of period	616,595	868,162

Cash and cash equivalents at end of period	$711,976	$799,149

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,461	$38,090
Cash (received) paid for income taxes	(10,025)	7
Loans and bank premises transferred to other real estate owned	5,137	14,996
Transfers of loans to held for sale	—	50,904
Capitalized mortgage servicing rights	5,895	4,383

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2011 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2: New Accounting Pronouncements Adopted

In September 2011, the FASB issued amendments intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The amendments are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Corporation adopted the accounting standard as of January 1, 2012, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 7 for additional disclosures required under this accounting standard.

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for interim and annual periods beginning after December 15, 2011 with retrospective application. The Corporation adopted the accounting standard as of January 1, 2012, as required, with no material impact on its results of operations, financial position, and liquidity. In December 2011, the FASB decided that the requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. Therefore, those requirements have not been adopted at this time.

In May 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments also clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Corporation adopted the accounting standard as of January 1, 2012, with no material impact on its results of operations, financial position, and liquidity. See Note 12 for additional disclosures required under this accounting standard.

In April 2011, the FASB issued guidance which clarifies the definition of effective control for determining whether a repurchase agreement is accounted for as a sale or secured borrowing. The amendments in the guidance remove from the assessment of effective control both the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Corporation adopted the accounting standard as of January 1, 2012, as required, with no material impact on its results of operations, financial position, and liquidity.

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

	Three Months Ended March 31,
	2012	2011
	(In Thousands, except per share data)
Net income	$42,633	$22,853
Preferred stock dividends and discount accretion	(1,300)	(7,413)

Net income available to common equity	$41,333	$15,440

Common shareholder dividends	(8,683)	(1,732)
Unvested share-based payment awards	(40)	(9)

Undistributed earnings	$32,610	$13,699

Undistributed earnings allocated to common shareholders	$32,455	$13,622
Undistributed earnings allocated to unvested share-based payment awards	155	77

Undistributed earnings	$32,610	$13,699

Basic
Distributed earnings to common shareholders	$8,683	$1,732
Undistributed earnings allocated to common shareholders	32,455	13,622

Total common shareholders earnings, basic	$41,138	$15,354

Diluted
Distributed earnings to common shareholders	$8,683	$1,732
Undistributed earnings allocated to common shareholders	32,455	13,622

Total common shareholders earnings, diluted	$41,138	$15,354

Weighted average common shares outstanding	173,846	173,213
Effect of dilutive common stock awards	2	4

Diluted weighted average common shares outstanding	173,848	173,217

Basic earnings per common share	$0.24	$0.09

Diluted earnings per common share	$0.24	$0.09

Options to purchase approximately 6 million and 5 million shares were outstanding at March 31, 2012 and March 31, 2011 respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

On January 23, 2012, the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of Associated Banc-Corp approved the performance criteria for its short-term cash incentive plan (the “2012 Management Incentive Plan”) and its long-term incentive performance plan (the “2012 Long Term Incentive Performance Plan”). The approvals were the latest step in the Corporation’s transition toward a performance-based short-term and long-term incentive compensation program following the full repayment of the U.S. Department of the Treasury’s investment in the Corporation under the Capital Purchase Program. The Committee intended to further align incentive compensation criteria to the Corporation’s bottom line financial results, on which it believes shareholders measure their investments in the Corporation.

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards and salary shares is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair value of salary shares is recognized as compensation expense on the date of grant. Compensation expense recognized is included in personnel expense in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first quarter of 2012 and full year 2011.

	2012	2011
Dividend yield	2.00%	2.00%
Risk-free interest rate	1.20%	2.27%
Expected volatility	49.62%	47.24%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$5.10	$5.56

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2011 and for the three months ended March 31, 2012, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2010	7,301,458	$24.33
Granted	1,624,369	14.20
Exercised	(23,437)	12.66
Forfeited or expired	(1,847,116)	24.51

Outstanding at December 31, 2011	7,055,274	$21.99	5.61	27

Options exercisable at December 31, 2011	4,623,935	$26.10	4.01	7

Outstanding at December 31, 2011	7,055,274	$21.99
Granted	2,923,611	12.97
Exercised	(9,110)	13.16
Forfeited or expired	(718,716)	22.33

Outstanding at March 31, 2012	9,251,059	$19.12	7.05	3,782

Options exercisable at March 31, 2012	4,954,631	$24.19	4.99	536

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2011, and for the three months ended March 31, 2012.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	2,025,720	$4.09
Granted	1,624,369	5.56
Vested	(955,454)	3.77
Forfeited	(263,296)	4.85

Nonvested at December 31, 2011	2,431,339	$5.11

Granted	2,923,611	5.10
Vested	(990,296)	4.86
Forfeited	(68,226)	5.13

Nonvested at March 31, 2012	4,296,428	$5.16

For the three months ended March 31, 2012 and for the year ended December 31, 2011, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $5 million for the first three months of 2012 and $4 million for the year ended December 31, 2011. For the three months ended March 31, 2012 and 2011, the Corporation recognized compensation expense of $2 million and $1 million, respectively, for the vesting of stock options. For the full year 2011, the Corporation recognized compensation expense of $5 million for the vesting of stock options. At March 31, 2012, the Corporation had $20 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2014.

The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2011, and for the three months ended March 31, 2012.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	772,262	$13.94
Granted	593,437	14.27
Vested	(169,499)	17.74
Forfeited	(182,435)	13.86

Outstanding at December 31, 2011	1,013,765	$13.79

Granted	430,163	12.97
Vested	(426,433)	13.34
Forfeited	(10,095)	13.90

Outstanding at March 31, 2012	1,007,400	$13.63

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2011 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Expense for restricted stock awards of approximately $2 million and $1 million was recognized for the three months ended March 31, 2012 and 2011, respectively. The Corporation recognized approximately $6 million of expense for restricted stock awards for the full year 2011. The Corporation had $10 million of unrecognized compensation costs related to restricted stock awards at March 31, 2012, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2014.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. No salary shares were issued during the first quarter of 2012. The Corporation recognized compensation expense of $1 million on the granting of 60,992 salary shares (or an average cost per share of $14.49) for the three months ended March 31, 2011, and $4 million on the granting of 317,450 salary shares (or an average cost per share of $12.41) for the year ended December 31, 2011.

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

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale were as follows.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
March 31, 2012:
U.S. Treasury securities	$1,005	$—	$(4)	$1,001
Federal agency securities	7	1	—	8
Obligations of state and political subdivisions	792,854	43,068	(258)	835,664
(municipal securities)
Residential mortgage-related securities	3,440,370	114,939	(879)	3,554,430
Commercial mortgage-related securities	17,779	1,524	—	19,303
Asset-backed securities(1)	163,466	1	(453)	163,014
Other securities (debt and equity)	93,490	2,427	(237)	95,680

Total investment securities available for sale	$4,508,971	$161,960	$(1,831)	$4,669,100

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
December 31, 2011:
U.S. Treasury securities	$1,000	$1	$—	$1,001
Federal agency securities	24,031	18	—	24,049
Obligations of state and political subdivisions
(municipal securities)	797,691	49,583	(28)	847,246
Residential mortgage-related securities	3,674,696	112,357	(1,463)	3,785,590
Commercial mortgage-related securities	16,647	1,896	—	18,543
Asset-backed securities(1)	188,439	—	(707)	187,732
Other securities (debt and equity)	72,896	1,891	(1,465)	73,322

Total investment securities available for sale	$4,775,400	$165,746	$(3,663)	$4,937,483

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

The amortized cost and fair values of investment securities available for sale at March 31, 2012, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$44,685	$45,223
Due after one year through five years	202,823	209,057
Due after five years through ten years	556,206	588,599
Due after ten years	76,516	80,355

Total debt securities	880,230	923,234
Residential mortgage-related securities	3,440,370	3,554,430
Commercial mortgage-related securities	17,779	19,303
Asset-backed securities	163,466	163,014
Equity securities	7,126	9,119

Total investment securities available for sale	$4,508,971	$4,669,100

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012.

	Less than 12 months		12 months or more		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
March 31, 2012:
U.S. Treasury securities	$(4)	$1,001	$—	$—	$(4)	$1,001
Obligations of state and political subdivisions (municipal securities)	(241)	15,070	(17)	348	(258)	15,418
Residential mortgage-related securities	(673)	179,764	(206)	3,153	(879)	182,917
Asset-backed securities	(8)	3,769	(445)	137,982	(453)	141,751
Other securities (debt and equity)	(46)	15,824	(191)	322	(237)	16,146

Total	$(972)	$215,428	$(859)	$141,805	$(1,831)	$357,233

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2012, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. At March 31, 2012, the number of investment securities in an unrealized loss position for less than 12 months for U.S. Treasury, municipal, residential mortgage-related, and asset-backed securities was 1, 35, 18 and 1, respectively. For investment securities in an unrealized loss position for 12 months or more, the number of individual securities in the municipal, residential mortgage-related, and asset-backed securities categories was 1, 16 and 28, respectively. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At March 31, 2012, the unrealized loss position on other securities was primarily comprised of 2 individual trust preferred debt securities pools and 1 floating rate note. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2011 and the three months ended March 31, 2012, respectively.

	Non-agency Mortgage-Related Securities	Trust Preferred Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2010	$(17,556)	$(10,019)	$(27,575)
Credit losses on newly identified impairment	(2)	(816)	(818)

Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)
Reduction due to credit impaired securities sold	17,026	4,157	21,183

Balance of credit-related other-than-temporary impairment at March 31, 2012	$(532)	$(6,678)	$(7,210)

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
December 31, 2011:
Obligations of state and political subdivisions (municipal securities)	$(10)	$971	$(18)	$348	$(28)	$1,319
Residential mortgage-related securities	(1,443)	186,954	(20)	1,469	(1,463)	188,423
Asset-backed securities	(9)	4,091	(698)	174,640	(707)	178,731
Other securities (debt and equity)	(671)	45,395	(794)	522	(1,465)	45,917

Total	$(2,133)	$237,411	$(1,530)	$176,979	$(3,663)	$414,390

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At March 31, 2012 and December 31, 2011, the Corporation had FHLB stock of $108 million and $121 million, respectively. The Corporation had Federal Reserve Bank stock of $70 million at both March 31, 2012 and December 31, 2011.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2011 or the first quarter of 2012. In February 2012, the FHLB of Chicago initiated a tender offer for certain of its shares, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender and reduced its equity holdings in the FHLB of Chicago by $13 million. The Corporation plans to further reduce its FHLB stock position during 2012.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition was as follows.

	March 31, 2012	December 31, 2011
	($ in Thousands)
Commercial and industrial	$3,719,016	$3,724,736
Commercial real estate—owner occupied	1,074,755	1,086,829
Lease financing	61,208	58,194

Commercial and business lending	4,854,979	4,869,759
Commercial real estate—investor	2,664,251	2,563,767
Real estate construction	565,953	584,046

Commercial real estate lending	3,230,204	3,147,813

Total commercial	8,085,183	8,017,572
Home equity	2,501,770	2,504,704
Installment	537,628	557,782

Total retail	3,039,398	3,062,486
Residential mortgage	3,129,144	2,951,013

Total consumer	6,168,542	6,013,499

Total loans	$14,253,725	$14,031,071

The following table presents nonaccrual loans, accruing loans past due 90 days or more, and restructured loans.

	March 31, 2012	December 31, 2011
	($ in Thousands)
Nonaccrual loans (includes nonaccrual restructured loans)	$327,085	$356,772
Accruing loans past due 90 days or more	2,497	4,925
Restructured loans (accruing)	120,719	113,164

A summary of the changes in the allowance for loan losses was as follows.

	March 31, 2012	December 31, 2011
	($ in Thousands)
Balance at beginning of period	$378,151	$476,813
Provision for loan losses	—	52,000
Charge offs	(31,259)	(189,732)
Recoveries	9,406	39,070

Net charge offs	(21,853)	(150,662)

Balance at end of period	$356,298	$378,151

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

A summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate—owner occupied	Lease financing	Commercial real estate—investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	(1,658)	(2,594)	(1,647)	(762)	(2,320)	4,230	162	4,589	—
Charge offs	(8,035)	(732)	—	(8,393)	(924)	(9,761)	(604)	(2,810)	(31,259)
Recoveries	4,163	317	1,836	1,039	694	811	503	43	9,406

Balance at Mar 31, 2012	$118,844	$33,191	$2,756	$78,573	$18,777	$65,424	$6,684	$32,049	$356,298

Allowance for loan losses:

Ending balance impaired loans individually evaluated for impairment	$9,039	$2,701	$133	$11,599	$2,904	$1,763	$—	$1,175	$29,314
Ending balance impaired loans collectively evaluated for impairment	$8,104	$4,765	$24	$9,712	$4,696	$27,196	$2,004	$15,428	$71,929
Ending balance all other loans collectively evaluated for impairment	$101,701	$25,725	$2,599	$57,262	$11,177	$36,465	$4,680	$15,446	$255,055

Total	$118,844	$33,191	$2,756	$78,573	$18,777	$65,424	$6,684	$32,049	$356,298

Loans:
Ending balance impaired loans individually evaluated for impairment	$35,910	$21,489	$8,428	$75,874	$27,474	$7,817	$—	$9,592	$186,584
Ending balance impaired loans collectively evaluated for impairment	$40,353	$17,325	$612	$59,001	$20,767	$45,903	$3,626	$73,633	$261,220
Ending balance all other loans collectively evaluated for impairment	$3,642,753	$1,035,941	$52,168	$2,529,376	$517,712	$2,448,050	$534,002	$3,045,919	$13,805,921

Total	$3,719,016	$1,074,755	$61,208	$2,664,251	$565,953	$2,501,770	$537,628	$3,129,144	$14,253,725

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The methodology used at March 31, 2012 and December 31, 2011 was generally comparable.

At March 31, 2012, the allowance for loan loss allocations for the residential mortgage portfolio increased, with all other loan portfolio allocations declining or remaining relatively level from December 31, 2011. The increase in the residential mortgage allocation was due to growth in the residential mortgage portfolio and a slight decline in credit quality. Other portfolio allocations declined or remained level primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate—owner occupied	Lease financing	Commercial real estate—investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2010	$137,770	$54,320	$7,396	$111,264	$56,772	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	8,916	(11,144)	(6,611)	(762)	(4,744)	54,476	3,845	8,024	52,000
Charge offs	(38,662)	(9,485)	(173)	(29,479)	(38,222)	(42,623)	(16,134)	(14,954)	(189,732)
Recoveries	16,350	2,509	1,955	5,666	7,521	3,201	1,584	284	39,070

Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Allowance for loan losses:

Ending balance impaired loans individually evaluated for impairment	$7,619	$3,608	$161	$16,623	$4,919	$2,922	$—	$957	$36,809
Ending balance impaired loans collectively evaluated for impairment	$7,688	$3,962	$34	$8,378	$4,266	$27,914	$2,021	$13,707	$67,970
Ending balance all other loans collectively evaluated for impairment	$109,067	$28,630	$2,372	$61,688	$12,142	$39,308	$4,602	$15,563	$273,372

Total	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Loans:
Ending balance impaired loans individually evaluated for impairment	$41,474	$26,049	$9,792	$85,287	$31,933	$9,542	$—	$11,401	$215,478
Ending balance impaired loans collectively evaluated for impairment	$37,153	$17,807	$852	$57,482	$20,850	$46,315	$3,730	$70,269	$254,458
Ending balance all other loans collectively evaluated for impairment	$3,646,109	$1,042,973	$47,550	$2,420,998	$531,263	$2,448,847	$554,052	$2,869,343	$13,561,135

Total	$3,724,736	$1,086,829	$58,194	$2,563,767	$584,046	$2,504,704	$557,782	$2,951,013	$14,031,071

The following table presents commercial loans by credit quality indicator at March 31, 2012.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$3,316,048	$168,927	$157,778	$76,263	$3,719,016
Commercial real estate—owner occupied	877,924	45,344	112,673	38,814	1,074,755
Lease financing	50,837	844	487	9,040	61,208

Commercial and business lending	4,244,809	215,115	270,938	124,117	4,854,979
Commercial real estate—investor	2,247,172	114,865	167,339	134,875	2,664,251
Real estate construction	479,848	10,210	27,654	48,241	565,953

Commercial real estate lending	2,727,020	125,075	194,993	183,116	3,230,204

Total commercial	$6,971,829	$340,190	$465,931	$307,233	$8,085,183

The following table presents commercial loans by credit quality indicator at December 31, 2011.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$3,283,090	$209,713	$153,306	$78,627	$3,724,736
Commercial real estate—owner occupied	853,517	53,090	136,366	43,856	1,086,829
Lease financing	46,570	822	158	10,644	58,194

Commercial and business lending	4,183,177	263,625	289,830	133,127	4,869,759
Commercial real estate—investor	2,055,124	135,668	230,206	142,769	2,563,767
Real estate construction	494,839	8,775	27,649	52,783	584,046

Commercial real estate lending	2,549,963	144,443	257,855	195,552	3,147,813

Total commercial	$6,733,140	$408,068	$547,685	$328,679	$8,017,572

The following table presents consumer loans by credit quality indicator at March 31, 2012.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,425,602	$18,007	$4,441	$53,720	$2,501,770
Installment	531,047	2,813	142	3,626	537,628

Total retail	2,956,649	20,820	4,583	57,346	3,039,398
Residential mortgage	3,026,225	10,114	9,580	83,225	3,129,144

Total consumer	$5,982,874	$30,934	$14,163	$140,571	$6,168,542

The following table presents consumer loans by credit quality indicator at December 31, 2011.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,431,207	$12,189	$5,451	$55,857	$2,504,704
Installment	551,227	2,592	233	3,730	557,782

Total retail	2,982,434	14,781	5,684	59,587	3,062,486
Residential mortgage	2,849,082	7,224	13,037	81,670	2,951,013

Total consumer	$5,831,516	$22,005	$18,721	$141,257	$6,013,499

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

The following table presents loans by past due status at March 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$11,615	$1,028	$1,051	$13,694	$3,654,681	$3,668,375
Commercial real estate—owner occupied	3,816	3,716	823	8,355	1,034,512	1,042,867
Lease financing	11	29	—	40	52,128	52,168

Commercial and business lending	15,442	4,773	1,874	22,089	4,741,321	4,763,410
Commercial real estate—investor	4,523	3,790	—	8,313	2,566,908	2,575,221
Real estate construction	1,736	—	—	1,736	527,746	529,482

Commercial real estate lending	6,259	3,790	—	10,049	3,094,654	3,104,703

Total commercial	21,701	8,563	1,874	32,138	7,835,975	7,868,113
Home equity	11,412	6,595	—	18,007	2,439,135	2,457,142
Installment	2,322	491	623	3,436	531,565	535,001

Total retail	13,734	7,086	623	21,443	2,970,700	2,992,143
Residential mortgage	9,864	250	—	10,114	3,056,270	3,066,384

Total consumer	23,598	7,336	623	31,557	6,026,970	6,058,527

Total accruing loans	$45,299	$15,899	$2,497	$63,695	$13,862,945	$13,926,640

Nonaccrual loans
Commercial and industrial	$5,098	$2,024	$23,311	$30,433	$20,208	$50,641
Commercial real estate—owner occupied	1,271	477	16,711	18,459	13,429	31,888
Lease financing	—	15	843	858	8,182	9,040

Commercial and business lending	6,369	2,516	40,865	49,750	41,819	91,569
Commercial real estate—investor	2,362	1,814	29,748	33,924	55,106	89,030
Real estate construction	—	238	17,661	17,899	18,572	36,471

Commercial real estate lending	2,362	2,052	47,409	51,823	73,678	125,501

Total commercial	8,731	4,568	88,274	101,573	115,497	217,070
Home equity	4,338	2,268	30,482	37,088	7,540	44,628
Installment	367	188	848	1,403	1,224	2,627

Total retail	4,705	2,456	31,330	38,491	8,764	47,255
Residential mortgage	2,237	4,315	42,727	49,279	13,481	62,760

Total consumer	6,942	6,771	74,057	87,770	22,245	110,015

Total nonaccrual loans	$15,673	$11,339	$162,331	$189,343	$137,742	$327,085

Total loans
Commercial and industrial	$16,713	$3,052	$24,362	$44,127	$3,674,889	$3,719,016
Commercial real estate—owner occupied	5,087	4,193	17,534	26,814	1,047,941	1,074,755
Lease financing	11	44	843	898	60,310	61,208

Commercial and business lending	21,811	7,289	42,739	71,839	4,783,140	4,854,979
Commercial real estate—investor	6,885	5,604	29,748	42,237	2,622,014	2,664,251
Real estate construction	1,736	238	17,661	19,635	546,318	565,953

Commercial real estate lending	8,621	5,842	47,409	61,872	3,168,332	3,230,204

Total commercial	30,432	13,131	90,148	133,711	7,951,472	8,085,183
Home equity	15,750	8,863	30,482	55,095	2,446,675	2,501,770
Installment	2,689	679	1,471	4,839	532,789	537,628

Total retail	18,439	9,542	31,953	59,934	2,979,464	3,039,398
Residential mortgage	12,101	4,565	42,727	59,393	3,069,751	3,129,144

Total consumer	30,540	14,107	74,680	119,327	6,049,215	6,168,542

Total loans	$60,972	$27,238	$164,828	$253,038	$14,000,687	$14,253,725

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2.5 million at March 31, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,513	$5,230	$3,755	$12,498	$3,656,163	$3,668,661
Commercial real estate—owner occupied	6,788	304	—	7,092	1,044,019	1,051,111
Lease financing	31	73	—	104	47,446	47,550

Commercial and business lending	10,332	5,607	3,755	19,694	4,747,628	4,767,322
Commercial real estate—investor	2,770	2,200	—	4,970	2,459,445	2,464,415
Real estate construction	873	123	481	1,477	540,763	542,240

Commercial real estate lending	3,643	2,323	481	6,447	3,000,208	3,006,655

Total commercial	13,975	7,930	4,236	26,141	7,747,836	7,773,977
Home equity	9,399	2,790	—	12,189	2,445,608	2,457,797
Installment	1,784	808	689	3,281	551,786	555,067

Total retail	11,183	3,598	689	15,470	2,997,394	3,012,864
Residential mortgage	6,320	904	—	7,224	2,880,234	2,887,458

Total consumer	17,503	4,502	689	22,694	5,877,628	5,900,322

Total accruing loans	$31,478	$12,432	$4,925	$48,835	$13,625,464	$13,674,299

Nonaccrual loans
Commercial and industrial	$5,374	$6,933	$20,792	$33,099	$22,976	$56,075
Commercial real estate—owner occupied	2,190	185	19,724	22,099	13,619	35,718
Lease financing	—	—	858	858	9,786	10,644

Commercial and business lending	7,564	7,118	41,374	56,056	46,381	102,437
Commercial real estate—investor	2,332	2,730	31,529	36,591	62,761	99,352
Real estate construction	36	482	18,625	19,143	22,663	41,806

Commercial real estate lending	2,368	3,212	50,154	55,734	85,424	141,158

Total commercial	9,932	10,330	91,528	111,790	131,805	243,595
Home equity	2,818	2,408	34,976	40,202	6,705	46,907
Installment	403	373	599	1,375	1,340	2,715

Total retail	3,221	2,781	35,575	41,577	8,045	49,622
Residential mortgage	1,981	4,301	43,153	49,435	14,120	63,555

Total consumer	5,202	7,082	78,728	91,012	22,165	113,177

Total nonaccrual loans	$15,134	$17,412	$170,256	$202,802	$153,970	$356,772

Total loans
Commercial and industrial	$8,887	$12,163	$24,547	$45,597	$3,679,139	$3,724,736
Commercial real estate—owner occupied	8,978	489	19,724	29,191	1,057,638	1,086,829
Lease financing	31	73	858	962	57,232	58,194

Commercial and business lending	17,896	12,725	45,129	75,750	4,794,009	4,869,759
Commercial real estate—investor	5,102	4,930	31,529	41,561	2,522,206	2,563,767
Real estate construction	909	605	19,106	20,620	563,426	584,046

Commercial real estate lending	6,011	5,535	50,635	62,181	3,085,632	3,147,813

Total commercial	23,907	18,260	95,764	137,931	7,879,641	8,017,572
Home equity	12,217	5,198	34,976	52,391	2,452,313	2,504,704
Installment	2,187	1,181	1,288	4,656	553,126	557,782

Total retail	14,404	6,379	36,264	57,047	3,005,439	3,062,486
Residential mortgage	8,301	5,205	43,153	56,659	2,894,354	2,951,013

Total consumer	22,705	11,584	79,417	113,706	5,899,793	6,013,499

Total loans	$46,612	$29,844	$175,181	$251,637	$13,779,434	$14,031,071

*	The recorded investment in loans past due 90 days or more and still accruing totaled $4.9 million at December 31, 2011 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at March 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$64,018	$76,134	$17,143	$64,487	$600
Commercial real estate—owner occupied	27,399	32,742	7,466	27,899	167
Lease financing	1,032	1,032	157	1,060	—

Commercial and business lending	92,449	109,908	24,766	93,446	767
Commercial real estate—investor	88,316	109,312	21,311	88,766	643
Real estate construction	28,332	39,911	7,600	28,673	187

Commercial real estate lending	116,648	149,223	28,911	117,439	830

Total commercial	209,097	259,131	53,677	210,885	1,597
Home equity	50,315	56,525	28,959	51,171	388
Installment	3,626	4,012	2,004	3,710	45

Total retail	53,941	60,537	30,963	54,881	433
Residential mortgage	77,732	85,554	16,603	78,314	421

Total consumer	131,673	146,091	47,566	133,195	854

Total loans	$340,770	$405,222	$101,243	$344,080	$2,451

Loans with no related allowance
Commercial and industrial	$12,245	$18,962	$—	$15,496	$46
Commercial real estate—owner occupied	11,415	12,466	—	11,482	44
Lease financing	8,008	8,008	—	8,615	—

Commercial and business lending	31,668	39,436	—	35,593	90
Commercial real estate—investor	46,559	70,719	—	51,632	20
Real estate construction	19,909	36,162	—	20,175	5

Commercial real estate lending	66,468	106,881	—	71,807	25

Total commercial	98,136	146,317	—	107,400	115
Home equity	3,405	5,384	—	3,394	—
Installment	—	—	—	—	—

Total retail	3,405	5,384	—	3,394	—
Residential mortgage	5,493	6,049	—	5,729	8

Total consumer	8,898	11,433	—	9,123	8

Total loans	$107,034	$157,750	$—	$116,523	$123

Total
Commercial and industrial	$76,263	$95,096	$17,143	$79,983	$646
Commercial real estate—owner occupied	38,814	45,208	7,466	39,381	211
Lease financing	9,040	9,040	157	9,675	—

Commercial and business lending	124,117	149,344	24,766	129,039	857
Commercial real estate—investor	134,875	180,031	21,311	140,398	663
Real estate construction	48,241	76,073	7,600	48,848	192

Commercial real estate lending	183,116	256,104	28,911	189,246	855

Total commercial	307,233	405,448	53,677	318,285	1,712
Home equity	53,720	61,909	28,959	54,565	388
Installment	3,626	4,012	2,004	3,710	45

Total retail	57,346	65,921	30,963	58,275	433
Residential mortgage	83,225	91,603	16,603	84,043	429

Total consumer	140,571	157,524	47,566	142,318	862

Total loans	$447,804	$562,972	$101,243	$460,603	$2,574

*	Interest income recognized included $2 million of interest income recognized on accruing restructured loans for the three months ended March 31, 2012.

The following table presents impaired loans at December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,380	$65,945	$15,307	$65,042	$2,265
Commercial real estate—owner occupied	27,456	31,221	7,570	28,938	587
Lease financing	1,176	1,176	195	1,792	40

Commercial and business lending	86,012	98,342	23,072	95,772	2,892
Commercial real estate—investor	101,704	117,469	25,001	107,153	3,552
Real estate construction	30,100	38,680	9,185	35,411	1,220

Commercial real estate lending	131,804	156,149	34,186	142,564	4,772

Total commercial	217,816	254,491	57,258	238,336	7,664
Home equity	52,756	58,221	30,836	56,069	1,909
Installment	3,730	4,059	2,021	4,135	217

Total retail	56,486	62,280	32,857	60,204	2,126
Residential mortgage	74,415	81,215	14,664	77,987	2,197

Total consumer	130,901	143,495	47,521	138,191	4,323

Total loans	$348,717	$397,986	$104,779	$376,527	$11,987

Loans with no related allowance
Commercial and industrial	$21,247	$27,631	$—	$23,514	$532
Commercial real estate—owner occupied	16,400	20,426	—	18,609	200
Lease financing	9,468	9,468	—	11,436	—

Commercial and business lending	47,115	57,525	—	53,559	732
Commercial real estate—investor	41,065	63,872	—	50,936	242
Real estate construction	22,683	41,636	—	30,937	330

Commercial real estate lending	63,748	105,508	—	81,873	572

Total commercial	110,863	163,033	—	135,432	1,304
Home equity	3,101	5,087	—	3,314	6
Installment	—	—	—	—	—

Total retail	3,101	5,087	—	3,314	6
Residential mortgage	7,255	7,806	—	7,376	117

Total consumer	10,356	12,893	—	10,690	123

Total loans	$121,219	$175,926	$—	$146,122	$1,427

Total
Commercial and industrial	$78,627	$93,576	$15,307	$88,556	$2,797
Commercial real estate—owner occupied	43,856	51,647	7,570	47,547	787
Lease financing	10,644	10,644	195	13,228	40

Commercial and business lending	133,127	155,867	23,072	149,331	3,624
Commercial real estate—investor	142,769	181,341	25,001	158,089	3,794
Real estate construction	52,783	80,316	9,185	66,348	1,550

Commercial real estate lending	195,552	261,657	34,186	224,437	5,344

Total commercial	328,679	417,524	57,258	373,768	8,968
Home equity	55,857	63,308	30,836	59,383	1,915
Installment	3,730	4,059	2,021	4,135	217

Total retail	59,587	67,367	32,857	63,518	2,132
Residential mortgage	81,670	89,021	14,664	85,363	2,314

Total consumer	141,257	156,388	47,521	148,881	4,446

Total loans	$469,936	$573,912	$104,779	$522,649	$13,414

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2011.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. Based on the above, the Corporation had $44 million and $36 million of accruing loans that were restructured and remained on accrual status at March 31, 2012, and December 31, 2011, respectively. In addition, the Corporation had $77 million of restructured loans which were restored to accrual status based on a sustained period of repayment performance at both March 31, 2012, and December 31, 2011.

As of March 31, 2012 and December 31, 2011, there were $80 million and $87 million, respectively, of nonaccrual restructured loans, and $121 million and $113 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	March 31, 2012		December 31, 2011
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$25,622	$14,402	$22,552	$12,211
Commercial real estate—owner occupied	6,926	10,055	8,138	9,706
Commercial real estate—investor	45,845	25,996	43,417	30,303
Real estate construction	11,770	10,073	10,977	14,253
Home equity	9,092	6,116	8,950	6,268
Installment	999	1,054	1,015	1,163
Residential mortgage	20,465	12,250	18,115	13,589

Total	$120,719	$79,946	$113,164	$87,493

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three months ended March 31, 2012, and the recorded investment and unpaid principal balance as of March 31, 2012.

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	45	$7,838	$8,666
Commercial real estate—owner occupied	9	3,496	3,911
Commercial real estate—investor	9	2,885	2,898
Real estate construction	4	1,485	1,815
Home equity	13	599	604
Installment	4	42	42
Residential mortgage	9	2,219	2,291

Total	93	$18,564	$20,227

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), principal reduction, or some combination of these concessions. During the three months ended March 31, 2012, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions for the three months ended March 31, 2012.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2012, as well as the recorded investment in these restructured loans as of March 31, 2012.

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	7	$865
Commercial real estate—investor	4	1,302
Real estate construction	1	18
Home equity	2	60

Total	14	$2,245

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 7: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. Consistent with prior years, the Corporation elected to conduct its annual impairment testing in May. Accounting guidance states that goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for all of the reported segments. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. There were no impairment charges recorded in 2011, or through March 31, 2012. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

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

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831
Accumulated amortization	(31,622)	(30,815)

Net book value	$10,209	$11,016

Amortization during the period	$807	$3,695
Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(11,119)	(10,877)

Net book value	$8,164	$8,406

Amortization during the period	$242	$1,019

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. The Corporation recorded an other-than-temporary impairment on mortgage servicing rights by reducing the capitalized cost and the valuation allowance on mortgage servicing rights of $12 million during the first quarter of 2012 due to the uncertainty of the recoverability of the valuation allowance on mortgage servicing rights associated with the long-term, consistently low rate environment. See Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 12, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$75,855	$84,209
Additions	5,895	17,476
Amortization	(6,417)	(25,830)
Other-than-temporary impairment	(12,122)	—

Mortgage servicing rights at end of period	$63,211	$75,855

Valuation allowance at beginning of period	(27,703)	(20,300)
(Additions) / Recoveries, net	2,371	(7,403)
Other-than-temporary impairment	12,122	—

Valuation allowance at end of period	(13,210)	(27,703)

Mortgage servicing rights, net	$50,001	$48,152

Fair value of mortgage servicing rights	$50,001	$48,152
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	7,284,000	7,321,000
Mortgage servicing rights, net to servicing portfolio	0.69%	0.66%
Mortgage servicing rights expense(1)	$4,046	$33,233

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2012. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:

	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine months ending December 31, 2012	$2,400	$700	$11,100
Year ending December 31, 2013	3,100	900	11,700
Year ending December 31, 2014	2,900	900	8,700
Year ending December 31, 2015	1,400	800	6,700
Year ending December 31, 2016	300	800	5,200
Year ending December 31, 2017	100	800	4,100

NOTE 8: Long-term Funding

Long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31, 2012	December 31, 2011
	($ in Thousands)
Federal Home Loan Bank (“FHLB”) advances	$500,409	$500,476
Senior notes, at par	430,000	430,000
Subordinated debt, at par	25,821	25,821
Junior subordinated debentures, at par	211,340	211,340
Other borrowed funds and capitalized costs	9,166	9,434

Total long-term funding	$1,176,736	$1,177,071

FHLB advances: At both March 31, 2012, and December 31, 2011, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.79%. These advances all had fixed contractual rates at both March 31, 2012, and December 31, 2011.

Senior notes: In March 2011, the Corporation issued $300 million of senior notes at a discount. In September 2011, the Corporation issued an additional $130 million of senior notes at a premium. The senior notes mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%.

Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision. The subordinated debt was issued at a discount, and has a fixed coupon interest rate of 9.25%. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity.

Junior subordinated debentures: The Corporation has $180 million of junior subordinated debentures (“ASBC Debentures”), which carry a fixed rate of 7.625% and mature on June 15, 2032. Beginning May 30, 2007, the Corporation has had the right to redeem the ASBC Debentures, at par, and none were redeemed in 2011 or during the first three months of 2012. The carrying value of the ASBC Debentures was $180 million at both March 31, 2012 and December 31, 2011. With its October 2005 business combination, the Corporation acquired variable rate junior subordinated debentures at a premium (the “SFSC Debentures”), from two equal issuances (contractually $31 million on a combined basis), of which one pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 2.80% (or 3.35% at March 31, 2012) and matures April 23, 2034, and the other which pays a variable rate adjusted quarterly based on the 90-day LIBOR plus 3.45% (or 3.96% at March 31, 2012) and matures November 7, 2032. The Corporation has the right to redeem the SFSC Debentures, at par, on a quarterly basis and none were redeemed in 2011 or during the first three months of 2012. The carrying value of the SFSC Debentures was $36 million at both March 31, 2012 and December 31, 2011.

NOTE 9: Income Taxes

For the first quarter of 2012, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $8 million for the first quarter of 2011. The effective tax rate was 32.70% for the first quarter of 2012, compared to an effective tax rate of 25.63% for the first quarter of 2011. The change in income tax expense and the effective tax rate was primarily due to the level of pretax income between the comparable first quarter periods. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

NOTE 10: Derivative and Hedging Activities

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $80 million of investment securities as collateral at March 31, 2012, and pledged $85 million of investment securities as collateral at December 31, 2011.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 12, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
March 31, 2012
Interest rate swap – short-term funding	$100,000	$(1,240)	Other liabilities	0.13%	3.04%	5 months

December 31, 2011
Interest rate swap – short-term funding	$100,000	$(2,011)	Other liabilities	0.07%	3.04%	8 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

($ in Thousands)	Amount of Gain / (Loss) Recognized in OCI on Derivatives (Effective Portion)	Category of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from AOCI into Income (Effective Portion)	Category of Gain /(Loss) Recognized in Income on Derivatives (Ineffective Portion)	Gross Amount of Gain /(Loss) Recognized in Income on Derivatives (Ineffective Portion)
Three Months Ended March 31, 2012		Interest Expense		Interest Expense
Interest rate swap—short-term funding	$10	Short-term funding	$731	Short-term funding	$18

Three Months Ended March 31, 2011		Interest Expense		Interest Expense
Interest rate swaps—short-term funding	$450	Short-term funding	$982	Short-term funding	$(24)

Cash flow hedges

The Corporation has variable-rate short-term funding which exposes the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate funding. In the third quarter of 2011, one interest rate swap agreement for $100 million matured. Hedge effectiveness is determined using regression analysis. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on short-term funding (i.e., the line item in which the hedged cash flows are recorded). At March 31, 2012, accumulated other comprehensive income included a deferred after-tax net loss of $0.5 million related to these derivatives, compared to a deferred after-tax net loss of $1 million at December 31, 2011. The net after-tax derivative loss included in accumulated other comprehensive income at March 31, 2012, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term funding through September 2012.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
March 31, 2012
Interest rate-related instruments — customer and mirror	$1,655,325	$67,891	Other assets	1.54%	1.54%	43 months
Interest rate-related instruments — customer and mirror	1,655,325	(74,057)	Other liabilities	1.54	1.54	43 months
Interest rate lock commitments (mortgage)	366,507	6,755	Other assets	—	—	—
Forward commitments (mortgage)	461,250	(887)	Other liabilities	—	—	—
Foreign currency exchange forwards	44,363	1,133	Other assets	—	—	—
Foreign currency exchange forwards	44,722	(1,066)	Other liabilities	—	—	—
Purchased options (time deposit)	82,116	4,078	Other assets	—	—	—
Written options (time deposit)	82,116	(4,078)	Other liabilities	—	—	—

December 31, 2011
Interest rate-related instruments — customer and mirror	$1,563,831	$71,143	Other assets	1.66%	1.66%	45 months
Interest rate-related instruments — customer and mirror	1,563,831	(78,064)	Other liabilities	1.66	1.66	45 months
Interest rate lock commitments (mortgage)	235,375	4,571	Other assets	—	—	—
Forward commitments (mortgage)	437,500	(4,771)	Other liabilities	—	—	—
Foreign currency exchange forwards	52,973	2,079	Other assets	—	—	—
Foreign currency exchange forwards	44,107	(1,891)	Other liabilities	—	—	—
Purchased options (time deposit)	54,780	2,854	Other assets	—	—	—
Written options (time deposit)	54,780	(2,854)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
		($ in Thousands)
Three Months Ended March 31, 2012
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$755
Interest rate lock commitments (mortgage)	Mortgage banking, net	2,184
Forward commitments (mortgage)	Mortgage banking, net	3,884
Foreign currency exchange forwards	Capital market fees, net	(121)

Three Months Ended March 31, 2011
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(63)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,272
Forward commitments (mortgage)	Mortgage banking, net	(6,162)
Foreign currency exchange forwards	Capital market fees, net	(90)

Free Standing Derivatives

The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps, caps, collars, and corridors). The net impact for the first quarter of 2012 was a $1 million gain, while the net impact for the full year 2011 was a $2 million net loss and the net impact for the first quarter of 2011 was less than a $0.1 million loss.

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

Mortgage derivatives

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net. The fair value of the mortgage derivatives at March 31, 2012, was a net asset of $6 million compared to a net liability of $0.2 million at December 31, 2011.

Foreign currency derivatives

The Corporation provides foreign exchange services to customers. The Corporation may enter into a foreign currency forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. At March 31, 2012, the Corporation had $89 million in notional balances of foreign currency forwards related to loans and foreign currency forwards related to customer transactions (including mirror foreign currency forwards on the customer transactions). At December 31, 2011, the Corporation had $97 million in notional balances of foreign currency forwards related to loans and foreign currency forwards related to customer transactions (including mirror foreign currency forwards on the customer transactions).

Written and purchased option derivatives (time deposit)

The Corporation periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”) initiated during the third quarter of 2011. The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheet. At March 31, 2012, the Corporation had $82 million in notional balances of written and purchased options, compared with $55 million in notional balances at December 31, 2011.

NOTE 11: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 10). The following is a summary of lending-related commitments.

	March 31, 2012	December 31, 2011
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$4,551,151	$4,561,210
Commercial letters of credit (1)	48,479	47,699
Standby letters of credit (3)	313,165	320,375

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2012 or December 31, 2011.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both March 31, 2012 and December 31, 2011, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of March 31, 2012 and December 31, 2011, the Corporation had a reserve for losses on unfunded commitments totaling $16 million and $15 million, respectively, included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at both March 31, 2012 and December 31, 2011, was $36 million, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $17 million at March 31, 2012 and $15 million at December 31, 2011.

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

A lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010. The suit alleges that the Bank unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The lawsuit asserts claims for a multi-year period (as limited by the applicable state’s statute of limitations, generally 6 years) and is styled as a putative class action lawsuit on behalf of consumer banking customers of the Bank with the certification of the class pending. In April 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 pending in the United States District Court for the Southern District of Florida, Miami Division for coordinated pre-trial proceedings. The Bank is a member, along with many other banking institutions, of the Fourth Tranche of defendants in this case. An agreement in principle has been reached with plaintiffs’ counsel which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank. A settlement agreement will be filed with the court for preliminary approval upon negotiating a final agreement. Although we cannot guarantee that the court will approve the settlement, it is reasonably likely that the settlement will be approved. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement is a result of our evaluation of the cost of fully litigating the matter and the time and expense of resources needed to administer the litigation. The settlement amount has been accrued for in the financial statements.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation has a Visa indemnification liability (included in other liabilities on the consolidated balance sheets) totaling $2 million at both March 31, 2012 and December 31, 2011. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s interest in this escrow account (included in other assets on the consolidation balance sheets) was $2 million at both March 31, 2012 and December 31, 2011.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2012, and

December 31, 2011, there were approximately $65 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk, upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2012 and December 31, 2011, there were $431 million and $475 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (“PMI”) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. At March 31, 2012, the Corporation’s potential risk exposure was approximately $19 million. The Corporation’s estimated liability for reinsurance losses, including estimated losses incurred but not yet reported, was $9 million and $8 million at March 31, 2012 and December 31, 2011, respectively.

Regulatory Matters:

During the first quarter of 2012, the Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order will require the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has not been informed that this action includes the assessment of a civil money penalty. The Bank has been working cooperatively with the OCC to address the OCC’s BSA concerns.

NOTE 12: Fair Value Measurements

Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). As there is no active market for many of the Corporation’s financial instruments, estimates are made using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Below is a brief description of each fair value level.

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

In May 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments also clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements. As a result, certain prior period reclassifications and disclosures have been made to conform to the new requirements. The Corporation now classifies impaired loans as a Level 3 fair value measurement, compared to a Level 2 fair value measurement in prior periods, and the prior periods have been reclassified to reflect this change. These reclassifications had no impact on the Corporation’s consolidated results of operations, financial position, or liquidity.

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

The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative financial instruments for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. In conjunction with the FASB’s fair value measurement guidance, the Corporation made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2012, and December 31, 2011, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, and the estimated liquidity of the note.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1,001	$—	$—
Federal agency securities	8	8	—	—
Obligations of state and political subdivisions (municipal securities)	835,664	—	835,664	—
Residential mortgage-related securities	3,554,430	—	3,554,430	—
Commercial mortgage-related securities	19,303	—	19,303	—
Asset-backed securities	163,014	—	163,014	—
Other securities (debt and equity)	95,680	12,136	82,943	601

Total investment securities available for sale	$4,669,100	$13,145	$4,655,354	$601
Derivatives (other assets)	$79,857	$—	$73,102	$6,755

Liabilities:
Derivatives (other liabilities)	$81,328	$—	$80,441	$887

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1,001	$—	$—
Federal agency securities	24,049	41	24,008	—
Obligations of state and political subdivisions (municipal securities)	847,246	—	847,246	—
Residential mortgage-related securities	3,785,590	—	3,785,590	—
Commercial mortgage-related securities	18,543	—	18,543	—
Asset-backed securities	187,732	—	187,732	—
Other securities (debt and equity)	73,322	11,659	60,807	856

Total investment securities available for sale	$4,937,483	$12,701	$4,923,926	$856
Derivatives (other assets)	$80,647	$—	$76,076	$4,571

Liabilities:
Derivatives (other liabilities)	$89,591	$—	$84,820	$4,771

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2011 and the three months ended March 31, 2012, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Investment Securities	Derivative Financial Instruments
	Available for Sale
Balance December 31, 2010	$1,672	$5,539
Total net losses included in income:
Impairment losses on investment securities	(816)	—
Mortgage derivative loss	—	(5,739)

Balance December 31, 2011	$856	$(200)

Total net gains (losses) included in income:
Mortgage derivative gain	—	6,068
Total net losses included in other comprehensive income:
Investment securities losses	(255)	—

Balance March 31, 2012	$601	$5,868

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2012, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Investment securities available for sale – other securities (debt and equity): In valuing the investment securities available for sale classified within Level 3, the Corporation utilized a discounted cash flow model and incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities. The significant unobservable input used within the discounted cash flow analysis was the discount rate, which was based on the 3 month LIBOR forward curve (the 3 month LIBOR forward ranged from 0.46% to 3.53%) plus the investment security spread at March 31, 2012.

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (IRLCs) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio is calculated by our secondary marketing system taking into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed in the Corporation’s Mortgage Secondary Marketing Department for reasonableness and reported to Mortgage Risk Management Committee. At March 31, 2012, the closing ratio was 89%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, and the estimated liquidity of the note, resulting in discounts of 0% to 50%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 21.55% and 9.7% at March 31, 2012, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from Treasury and Consumer Banking to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Associated Mortgage Group Risk Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third-party on an annual basis.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$196,570	$—	$196,570	$—
Impaired loans (1)	157,270	—	—	157,270
Mortgage servicing rights	50,001	—	—	50,001

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$249,195	$—	$249,195	$—
Impaired loans (1)	178,669	—	—	178,669
Mortgage servicing rights	48,152	—	—	48,152

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first quarter of 2012 and the full year 2011, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $7 million for the first quarter of 2012 and $54 million for the year ended December 31, 2011, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $3 million, $1 million, and $9 million to noninterest expense for the three months ended March 31, 2012 and 2011, and the year ended December 31, 2011, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at March 31, 2012 and December 31, 2011, were as follows.

	March 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$360,728	$360,728	$360,728	$—	$—
Interest-bearing deposits in other financial institutions	344,148	344,148	344,148	—	—
Federal funds sold and securities purchased under agreements to resell	7,100	7,100	—	7,100	—
Investment securities available for sale	4,669,100	4,669,100	13,145	4,655,354	601
FHLB and Federal Reserve Bank stocks	177,808	177,808	—	177,808	—
Loans held for sale	196,570	199,087	—	199,087	—
Loans, net	13,897,427	13,432,367	—	—	13,432,367
Bank owned life insurance	546,894	546,894	—	546,894	—
Accrued interest receivable	66,176	66,176	66,176	—	—
Interest rate-related agreements (1)	67,891	67,891	—	67,891	—
Foreign currency exchange forwards	1,133	1,133	—	1,133	—
Interest rate lock commitments to originate residential mortgage loans held for sale	6,755	6,755	—	—	6,755
Purchased options (time deposit)	4,078	4,078	—	4,078	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$13,306,012	$13,306,012	$13,306,012	$—	$—
Brokered CDs and other time deposits	2,347,364	2,347,364	—	2,347,364	—
Short-term funding	1,936,219	1,936,219	—	1,936,219	—
Long-term funding	1,176,736	1,225,172	—	1,225,172	—
Accrued interest payable	6,357	6,357	6,357	—	—
Interest rate-related agreements (1)	75,297	75,297	—	75,297	—
Foreign currency exchange forwards	1,066	1,066	—	1,066	—
Standby letters of credit (2)	3,583	3,583	—	3,583	—
Forward commitments to sell residential mortgage loans	887	887	—	—	887
Written options (time deposit)	4,078	4,078	—	4,078	—

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$454,958	$454,958	$454,958	$—	$—
Interest-bearing deposits in other financial institutions	154,562	154,562	154,562	—	—
Federal funds sold and securities purchased under agreements to resell	7,075	7,075	7,075	—	—
Investment securities available for sale	4,937,483	4,937,483	12,701	4,923,926	856
FHLB and Federal Reserve Bank stocks	191,188	191,188	—	191,188	—
Loans held for sale	249,195	255,201	—	255,201	—
Loans, net	13,652,920	12,751,626	—	—	12,751,626
Bank owned life insurance	544,764	544,764	—	544,764	—
Accrued interest receivable	68,920	68,920	68,920	—	—
Interest rate-related agreements (1)	71,143	71,143	—	71,143	—
Foreign currency exchange forwards	2,079	2,079	—	2,079	—
Interest rate lock commitments to originate residential mortgage loans held for sale	4,571	4,571	—	—	4,571
Purchased options (time deposit)	2,854	2,854	—	2,854	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$12,363,287	$12,363,287	$12,363,287	$—	$—
Brokered CDs and other time deposits	2,727,368	2,727,368	—	2,727,368	—
Short-term funding	2,514,485	2,514,485	—	2,514,485	—
Long-term funding	1,177,071	1,309,687	—	1,309,687	—
Accrued interest payable	15,931	15,931	15,931	—	—
Interest rate-related agreements (1)	80,075	80,075	—	80,075	—
Foreign currency exchange forwards	1,891	1,891	—	1,891	—
Standby letters of credit (2)	3,648	3,648	—	3,648	—
Forward commitments to sell residential mortgage loans	4,771	4,771	—	—	4,771
Written options (time deposit)	2,854	2,854	—	2,854	—

(1)	At both March 31, 2012 and December 31, 2011, the notional amount of cash flow hedge interest rate swap agreements was $100 million. See Note 10 for information on the fair value of derivative financial instruments.
(2)	At both March 31, 2012 and December 31, 2011, the commitment on standby letters of credit was $0.3 billion. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2012 and 2011, and for the full year 2011 were as follows.

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,613	$2,613	$9,898
Interest cost	1,613	1,589	6,414
Expected return on plan assets	(3,558)	(3,220)	(12,896)
Amortization of prior service cost	17	18	72
Amortization of actuarial loss	640	451	2,024

Total net periodic benefit cost	$1,325	$1,451	$5,512

Postretirement Plan:
Interest cost	$47	$50	$198
Amortization of prior service cost	43	99	395

Total net periodic benefit cost	$90	$149	$593

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $10 million to its Pension Plan in the first quarter of 2012.

NOTE 14: Segment Reporting

During the first quarter of 2012, the Corporation implemented a new risk-based internal profitability measurement system which provides strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. As a result of these changes, we have re-organized our business segments to provide enhanced transparency given our new system capabilities. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reorganization will result in three reportable segments, in contrast to the two previously reported, with no segment representing more than half of the assets, liabilities or Tier 1 Common Equity of the Corporation as a whole. The three reportable segments will be Commercial Banking, Consumer Banking, and Risk Management and Shared Services.

The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2011 annual report on Form 10-K with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for loan losses is determined using the methodologies described in the Corporation’s 2011 annual report on Form 10-K to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

A description of each business segment is presented below.

Commercial Banking– The Commercial Banking segment offers loans, deposits, and related banking services offered to businesses (including regional middle market and larger commercial businesses, governments/municipalities, metro or niche markets, and companies with specialized borrowing needs such as financial institutions, or asset-based borrowers), which primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree, insurance related products and services, business credit cards, equipment and machinery leases, and the support to deliver, fund and manage such banking services. To further support business customers and correspondent financial institutions, the Corporation provides safe deposit and night depository services, cash management, risk management, international banking, as well as check clearing, safekeeping, and other banking-based services. The segment competes on the basis of relationship manager performance, commitment to local markets and market competitive pricing. This segment focuses on optimizing the go to market approach with emphasis on market alignment, relationship banking and sales excellence.

Consumer Banking – The Consumer Banking segment consists of lending and deposit gathering to individuals and small businesses and also provides a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing or protecting their wealth, including securities brokerage, and trust/asset management. The segment offers a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes; small business checking and deposit products, loans, lines of credit; fixed and variable annuities, full-service, discount and on-line investment brokerage; and trust/asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. The segment competes by offering an extensive breadth and depth of products, an extensive branch network and competitive pricing. The Consumer Banking segment strives toward optimization of value propositions and relationship banking.

Risk Management and Shared Services – The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Operations and Technology functions, which are key shared functions. The segment also includes parent company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (ALM mismatches) and credit risk and provision residuals (long term credit mismatches). The earning assets within this segment include the company’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

Information about the Corporation’s segments is presented below.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2012
Net interest income	$70,086	$80,239	$4,343	$154,668
Noninterest income	27,816	54,457	(714)	81,559

Total revenue	97,902	134,696	3,629	236,227
Credit provision *	10,882	4,931	(15,813)	—
Noninterest expense	58,504	106,346	8,025	172,875
Income before income taxes	28,516	23,419	11,417	63,352
Income tax expense	9,981	8,197	2,541	20,719
Net income	$18,535	$15,222	$8,876	$42,633
Return on average allocated capital (ROT1CE) **	9.9%	10.3%	7.6%	9.2%

Three Months Ended March 31, 2011
Net interest income	$64,016	$83,642	$6,065	$153,723
Noninterest income	29,483	44,152	(1,453)	72,182

Total revenue	93,499	127,794	4,612	225,905
Credit provision *	9,738	4,353	16,909	31,000
Noninterest expense	50,372	109,206	4,598	164,176
Income (loss) before income taxes	33,389	14,235	(16,895)	30,729
Income tax expense (benefit)	11,686	4,982	(8,792)	7,876
Net income (loss)	$21,703	$9,253	$(8,103)	$22,853
Return on average allocated capital (ROT1CE) **	11.7%	6.9%	(8.3)%	3.7%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 1Q 2012
Average earning assets	$7,081,463	$7,212,426	$5,077,840	$19,371,729
Average loans	7,078,409	7,212,426	19,606	14,310,441
Average deposits	4,352,399	9,432,244	1,215,924	15,000,567
Average allocated capital (T1CE) **	$746,008	$591,280	$464,361	$1,801,649

Average Balances for 1Q 2011
Average earning assets	$6,051,968	$6,611,525	$6,634,373	$19,297,866
Average loans	6,049,021	6,611,525	13,298	12,673,844
Average deposits	3,386,977	9,445,062	1,413,575	14,245,614
Average allocated capital (T1CE) **	$738,870	$537,805	$389,939	$1,666,614

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Shareholders should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors, many of which are beyond the Corporation’s control, include the following:

•	credit risks, including changes in economic conditions and risk relating to our allowance for loan losses;

•	liquidity and interest rate risks, including the impact of capital market conditions and changes in monetary policy on our borrowings and net interest income;

•	operational risks, including processing, information systems, and business interruption risks;

•	strategic and external risks, including economic, political, and competitive forces impacting our business;

•	legal, compliance, and reputational risks, including regulatory and litigation risks; and

•	the risk that our analyses of these risks and forces could be incorrect and / or that the strategies developed to address them could be unsuccessful.

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

The Corporation conducted its annual impairment testing in May 2011. In addition, management assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test during 2011 indicated that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step two analysis was not required.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at March 31, 2012 (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 13%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 16%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 10, “Derivative and Hedging Activities,” and Note 12 “Fair Value Measurements,” of the notes to consolidated financial statements and section “Interest Rate Risk.”

Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is in a cumulative pre-tax loss position for financial statement purposes. This represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, the Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. In making this determination, the Corporation has considered the positive evidence associated with future taxable income, tax planning strategies, and reversing taxable temporary differences in future periods. Most significantly, the Corporation relied upon its ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See also Note 9, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

Segment Review

As discussed in Note 14 of the notes to consolidated financial statements, the Corporation implemented a new risk-based internal profitability measurement system during the first quarter of 2012. As a result, we have reorganized our business segments to provide enhanced transparency given our new system capabilities. The Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Consumer Banking and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 14 of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

The Commercial Banking segment consists of lending and deposit gathering to businesses and governmental units and the support to deliver, fund and manage such banking services. The Commercial Banking segment had net income of $19 million in the first quarter of 2012, down $3 million compared to $22 million for the comparable period in 2011. Earnings were down as expense growth outpaced revenue growth, due to the Corporation committing resources during the past year to grow this segment, including investments to expand into new markets (Houston, Cincinnati, Indianapolis, and Detroit) and new industry lending segments (power, oil and gas). As a result of these investments, segment revenue, grew $5 million to $98 million for the first quarter of 2012 compared to $93 million for the first quarter of 2011. The credit provision for loans increased $1 million to $11 million for the quarter due to the growth in the segment’s loan balances, offset by an improvement in credit quality as compared to the first quarter of 2011. Total segment expenses for the first quarter of 2012 were $58 million, up $8 million from $50 million in the comparable quarter in 2011 as the segment hired additional commercial bankers to support these new markets and to enhance its presence in existing markets. Average loan balances were $7.1 billion for the first quarter of 2012, up $1.0 billion from an average balance of $6.1 billion during the first quarter of 2011, and average deposit balances were $4.4 billion for the first quarter of 2012, up $1.0 billion from average deposits of $3.4 billion during the first quarter of 2011, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased modestly to $746 million for the first quarter of 2012 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the first quarter of 2011.

The Consumer Banking segment consists of lending and deposit gathering to individuals and small businesses and also provides a variety of other wealth management products and services. The Consumer Banking segment had net income of $15 million in the first quarter of 2012, up $6 million compared to $9 million in the first quarter of 2011. Earnings increased as segment revenue, grew $7 million to $135 million for the first quarter of 2012 compared to $128 million for the first quarter of 2011, primarily due to higher mortgage banking income, which was partially offset by decreases in net interest income, and lower deposit service charge and card-based fee income. The credit provision for loans increased $1 million to $5 million for the quarter due to the growth in the segment’s loan balances. Total segment expenses for the first quarter of 2012 were $106 million, down $3 million from $109 million in the comparable quarter in 2011 primarily due to the reduction in FDIC insurance costs. Average deposits were $9.4 billion for the first quarter of 2012, consistent with the average balance during the first quarter of 2011. Average loan balances were $7.2 billion during the first quarter of 2012, up $600 million from an average balance of $6.6 billion during the first quarter of 2011. The segment’s loan growth was primarily in the residential mortgage portfolio as the Corporation continued to retain much of its mortgage production throughout 2011 and into the first quarter of 2012. Average allocated capital increased $53 million to $591 million for the first quarter of 2012 reflecting the increase in the segment’s loan balances.

The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Operations and Technology functions. Risk Management and Shared Services had net income of $9 million in the first quarter of 2012, up $17 million compared to a net loss of $8 million for the comparable period in 2011. The main components of the segment’s quarterly earnings improvement were a $33 million improvement in credit provision, which is consistent with the $31 million improvement in the Corporation’s overall loan loss provision, and a $3 million increase in expenses largely due to higher (unallocated) costs related to addressing certain regulatory issues. Average earning asset balances were $5.1 billion for the first quarter of 2012, down $1.5 billion from an average balance of $6.6 billion during the first quarter of 2011, reflecting the reduction in the Corporation’s investment portfolio. Average allocated capital increased $74 million to $464 million for the first quarter of 2012 reflecting the unallocated portion of the Corporation’s $135 million overall increase in average Tier 1 common equity.

Results of Operations – Summary

The Corporation recorded net income of $43 million for the three months ended March 31, 2012, compared to net income of $23 million for the three months ended March 31, 2011. Net income available to common equity was $41 million for the three months ended March 31, 2012, or net income of $0.24 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended March 31, 2011, was $15 million, or a net income of $0.09 for both basic and diluted earnings per common share. The net interest margin for the first three months of 2012 was 3.31% compared to 3.32% for the first three months of 2011.

TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2012	2011	2011	2011	2011
Net income (Quarter)	$42,633	$41,125	$41,339	$34,382	$22,853
Net income (Year-to-date)	42,633	139,699	98,574	57,235	22,853

Net income available to common equity (Quarter)	$41,333	$39,825	$34,034	$25,570	$15,440
Net income available to common equity (Year-to-date)	41,333	114,869	75,044	41,010	15,440

Earnings per common share – basic (Quarter)	$0.24	$0.23	$0.20	$0.15	$0.09
Earnings per common share – basic (Year-to-date)	0.24	0.66	0.43	0.24	0.09

Earnings per common share – diluted (Quarter)	$0.24	$0.23	$0.20	$0.15	$0.09
Earnings per common share – diluted (Year-to-date)	0.24	0.66	0.43	0.24	0.09

Return on average assets (Quarter)	0.79%	0.75%	0.75%	0.64%	0.43%
Return on average assets (Year-to-date)	0.79	0.65	0.61	0.54	0.43

Return on average equity (Quarter)	5.93%	5.71%	5.49%	4.63%	2.92%
Return on average equity (Year-to-date)	5.93	4.66	4.33	3.75	2.92

Return on average common equity (Quarter)	5.88%	5.66%	4.88%	3.79%	2.36%
Return on average common equity (Year-to-date)	5.88	4.21	3.70	3.08	2.36

Return on average Tier 1 common equity (Quarter) (1)	9.23%	8.96%	7.83%	6.07%	3.76%
Return on average Tier 1 common equity (Year-to-date) (1)	9.23	6.71	5.92	4.92	3.76

Efficiency ratio (Quarter) (2)	73.19%	77.28%	71.89%	72.58%	72.67%
Efficiency ratio (Year-to-date)(2)	73.19	73.61	72.38	72.62	72.67

Efficiency ratio, fully taxable equivalent (Quarter)(2)	71.44%	75.68%	69.88%	70.79%	70.36%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	71.44	71.68	70.34	70.57	70.36

Net interest margin (Quarter)	3.31%	3.21%	3.23%	3.29%	3.32%
Net interest margin (Year-to-date)	3.31	3.26	3.28	3.30	3.32

(1)	Return on average tangible common equity = Net income available to common equity divided by average common equity excluding average goodwill and other intangible assets (net of mortgage servicing rights). This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2012	2011	2011	2011	2011

Efficiency ratio (Quarter) (a)	73.19%	77.28%	71.89%	72.58%	72.67%
Taxable equivalent adjustment (Quarter)	(1.60)	(1.77)	(1.65)	(1.73)	(1.71)
Asset sale gains / losses, net (Quarter)	(0.15)	0.17	(0.36)	(0.06)	(0.60)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	71.44%	75.68%	69.88%	70.79%	70.36%

Efficiency ratio (Year-to-date)(a)	73.19%	73.61%	72.38%	72.62%	72.67%
Taxable equivalent adjustment (Year-to-date)	(1.60)	(1.71)	(1.70)	(1.71)	(1.71)
Asset sale gains / losses, net (Year-to-date)	(0.15)	(0.22)	(0.34)	(0.34)	(0.60)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	71.44%	71.68%	70.34%	70.57%	70.36%

a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset sale gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset sale gains/losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the quarter ended March 31, 2012, was $160 million, an increase of $1 million (1%) versus the comparable quarter last year. The increase in taxable equivalent net interest income was primarily attributable to favorable volume variances (as changes in the balances and mix of earning assets and interest-bearing liabilities increased taxable equivalent net interest income by $10 million), partially offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $9 million).

The net interest margin for the first quarter of 2012 was 3.31%, 1 bp lower than 3.32% for the same quarter in 2011. This comparable quarter decrease was a function of a 4 bp lower contribution from net free funds and a 3 bp increase in interest rate spread. The 3 bp improvement in interest rate spread was the net result of a 19 bp decrease in the cost of interest-bearing liabilities and a 16 bp decrease in the yield on earning assets.

The Federal Reserve left interest rates unchanged during 2011 and the first quarter of 2012. For the remainder of 2012, the Corporation anticipates modest pressure on the net interest margin from the continued low rate environment.

The yield on earning assets was 3.85% for the first quarter of 2012, 16 bp lower than the comparable quarter last year. Loan yields were down 37 bp, (to 4.21%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 9 bp (to 2.84%), also impacted by the low interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.70% for the first quarter of 2012 was 19 bp lower than the same period in 2011. Rates on interest-bearing deposits were down 24 bp (to 0.43%, reflecting the low rate environment and a targeted reduction of higher cost deposit products). The cost of short and long-term funding increased 2 bp (to 1.54%), with the cost of short-term funding down 28 bp while the cost of long-term funding increased 85 bp.

Average earning assets were $19.4 billion for the first quarter of 2012, an increase of $74 million (less than 1%) from the comparable period last year. On average, loan balances increased $1.6 billion, including increases in commercial loans (up $1.1 billion) and residential mortgage loans (up $712 million), while retail loans decreased (down $184 million). Average investment securities and other short-term investments decreased $1.6 billion, reflecting the Corporation’s strategy of funding loan growth primarily through investment securities run-off.

Average interest-bearing liabilities of $14.9 billion for the first quarter of 2012 were minimally changed from the first quarter of 2011 (up less than 1%). On average, interest-bearing deposits grew $292 million (primarily attributable to a $539 million increase in money market accounts and a $350 million increase in interest-bearing demand deposits, partially offset by a $444 million decrease in other time deposits and a $265 million decrease in brokered CDs), while noninterest-bearing demand deposits (a principal component of net free funds) were up $463 million. Average short and long-term funding balances decreased $279 million between the comparable first quarter periods, primarily attributable to a decrease in customer funding (driven by pricing strategies to shift funds away from customer funding and into more traditional deposit products).

TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$4,828,953	$48,985	4.08%	$4,022,566	$44,421	4.47%
Commercial real estate lending	3,187,150	34,502	4.35	2,885,375	32,023	4.49

Total commercial	8,016,103	83,487	4.19	6,907,941	76,444	4.48
Residential mortgage	3,239,087	30,964	3.83	2,527,035	27,147	4.31
Retail	3,055,251	35,511	4.67	3,238,868	39,992	4.98

Total loans	14,310,441	149,962	4.21	12,673,844	143,583	4.58
Investment securities	4,611,600	34,667	3.01	5,858,293	46,993	3.21
Other short-term investments	449,688	1,247	1.11	765,729	1,458	0.76

Investments and other (1)	5,061,288	35,914	2.84	6,624,022	48,451	2.93

Total earning assets	19,371,729	185,876	3.85	19,297,866	192,034	4.01
Other assets, net	2,287,410			2,038,992

Total assets	$21,659,139			$21,336,858

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,029,390	$185	0.07%	$917,053	$264	0.12%
Interest-bearing demand deposits	2,114,454	944	0.18	1,764,439	631	0.15
Money market deposits	5,688,567	3,558	0.25	5,149,261	4,688	0.37
Time deposits, excluding Brokered CDs	2,371,049	7,043	1.19	2,815,301	11,616	1.67

Total interest-bearing deposits, excluding Brokered CDs	11,203,460	11,730	0.42	10,646,054	17,199	0.66
Brokered CDs	113,253	306	1.09	378,289	1,050	1.13

Total interest-bearing deposits	11,316,713	12,036	0.43	11,024,343	18,249	0.67
Short and long-term funding	3,603,700	13,869	1.54	3,883,122	14,622	1.52

Total interest-bearing liabilities	14,920,413	25,905	0.70	14,907,465	32,871	0.89

Noninterest-bearing demand deposits	3,683,854			3,221,271
Other liabilities	164,687			35,486
Stockholders’ equity	2,890,185			3,172,636

Total liabilities and equity	$21,659,139			$21,336,858

Interest rate spread			3.15%			3.12%
Net free funds			0.16			0.20

Net interest income, taxable equivalent, and net interest margin		$159,971	3.31%		$159,163	3.32%

Taxable equivalent adjustment		5,303			5,440

Net interest income		$154,668			$153,723

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2012 was $0, compared to $31 million for the first quarter of 2011 and $1 million for the fourth quarter of 2011. Net charge offs were $22 million for first quarter of 2012, compared to $53 million for the first quarter of 2011 and $23 million for the fourth quarter of 2011. Annualized net charge offs as a percent of average loans for the first quarter of 2012 were 0.61%, compared to 1.71% for the first quarter of 2011 and 0.64% for the fourth quarter of 2011. At March 31, 2012, the allowance for loan losses was $356 million, down from $454 million at March 31, 2011 and $378 million at December 31, 2011. The ratio of the allowance for loan losses to total loans was 2.50%, compared to 3.59% at March 31, 2011 and 2.70% at December 31, 2011. Nonaccrual loans at March 31, 2012, were $327 million, compared to $488 million at March 31, 2011, and $357 million at December 31, 2011. See Tables 7 and 8.

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

Noninterest Income

Noninterest income for the first quarter of 2012 was $82 million, up $9 million (13%) from the first quarter of 2011. Core fee-based revenue (as defined in Table 3 below) was down $6 million, while mortgage banking, net, was up $16 million. For the remainder of 2012, the Corporation expects modest year-over-year periodic improvement in fee income, partially offset by reduced mortgage banking income.

TABLE 3 Noninterest Income ($ in Thousands)

	1st Qtr.	1st Qtr.	Dollar	Percent
	2012	2011	Change	Change
Trust service fees	$9,787	$9,831	$(44)	(0.4)%
Service charges on deposit accounts	18,042	19,064	(1,022)	(5.4)
Card-based and other nondeposit fees	10,879	15,598	(4,719)	(30.3)
Retail commissions	15,717	16,381	(664)	(4.1)

Core fee-based revenue	54,425	60,874	(6,449)	(10.6)
Mortgage banking income	21,700	7,894	13,806	174.9
Mortgage servicing rights expense	4,046	6,049	(2,003)	(33.1)

Mortgage banking, net	17,654	1,845	15,809	N/M
Capital market fees, net	3,716	2,378	1,338	56.3
Bank owned life insurance (“BOLI”) income	4,292	3,586	706	19.7
Other	1,913	5,507	(3,594)	(65.3)

Subtotal (“fee income”)	82,000	74,190	7,810	10.5
Asset sale losses, net	(481)	(1,986)	1,505	(75.8)
Investment securities gains / (losses), net	40	(22)	62	(281.8)

Total noninterest income	$81,559	$72,182	$9,377	13.0%

N/M – Not meaningful.

Service charges on deposit accounts were $18 million, down $1 million (5%) from the comparable period in 2011. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $2 million to $7 million) due to changes in customer behavior, recent regulatory changes, and changes in deposit account products.

Card-based and other nondeposit fees were $11 million, down $5 million (30%) from the first quarter of 2011, primarily due to lower interchange fees and other commercial loan servicing fees. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 included a provision, the “Durbin Amendment,” which governs the amount banks can charge as interchange fees. The Durbin Amendment negatively impacted the amount the bank charged in interchange fees during the first quarter of 2012 by approximately $3 million. Retail commissions (which include commissions from insurance and brokerage product sales) were $16 million for the first quarter of 2012, down $1 million (4%) compared to the first quarter of 2011, attributable to lower fixed annuity commissions.

Net mortgage banking income was $18 million for the first quarter of 2012, compared to $2 million for the comparable quarter in 2011. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $22 million for the first quarter of 2012, an increase of $14 million compared to the first quarter of 2011. This increase was primarily attributable to higher volume of loans sold to the secondary market, resulting in higher gains on sales and related income (up $14 million). Secondary mortgage production was $564 million for the first quarter of 2012, compared to $290 million for the first quarter of 2011.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $4 million for the first quarter of 2012, compared to $6 million for the first quarter of 2011, with a $3 million decrease to the valuation reserve (comprised of a $2 million recovery to the valuation reserve for the first quarter of 2012 compared to a $1 million addition to the valuation reserve for the first quarter of 2011) and $1 million higher base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At March 31, 2012, the mortgage servicing rights asset, net of its valuation allowance, was $50 million, representing 69 bp of the $7.3 billion servicing portfolio, compared to a net mortgage servicing rights asset of $62 million, representing 83 bp of the $7.5 billion servicing portfolio at March 31, 2011. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $4 million for the first quarter of 2012, compared to $2 million for the comparable quarter in 2011, primarily due to an increase in interest rate risk related fees. Other income of $2 million was $4 million lower than the first quarter of 2011, primarily due to a decrease in limited partnership income. Net losses on investment securities and asset sales combined were favorable by $2 million, primarily due to lower losses on the sales of other real estate owned.

Noninterest Expense

Noninterest expense was $173 million for the first quarter of 2012, up $9 million (5%) over the comparable quarter in 2011. Personnel expense was up $5 million (6%), while legal and professional fees were up $5 million. For the remainder of 2012, the Corporation expects noninterest expense growth in the low-single-digit range, including the costs of BSA compliance and realized savings from branch consolidations.

TABLE 4 Noninterest Expense ($ in Thousands)
	1st Qtr. 2012	1st Qtr. 2011	Dollar Change	Percent Change
Personnel expense	$94,078	$88,930	$5,148	5.8%
Occupancy	15,179	15,275	(96)	(0.6)
Equipment	5,468	4,767	701	14.7
Data processing	9,516	7,534	1,982	26.3
Business development and advertising	5,381	4,943	438	8.9
Other intangible amortization	1,049	1,178	(129)	(11.0)
Loan expense	2,910	2,956	(46)	(1.6)
Legal and professional fees	9,715	4,482	5,233	116.8
Losses other than loans	3,550	6,297	(2,747)	(43.6)
Foreclosure / OREO expense	6,475	6,061	414	6.8
FDIC expense	4,870	8,244	(3,374)	(40.9)
Stationery and supplies	1,610	1,487	123	8.3
Courier	1,135	1,080	55	5.1
Postage	1,501	1,680	(179)	(10.7)
Other	10,438	9,262	1,176	12.7

Total noninterest expense	$172,875	$164,176	$8,699	5.3%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $94 million for the first quarter of 2012, up $5 million (6%) versus the first quarter of 2011. Average full-time equivalent employees were 5,045 for the first quarter of 2012, up 2% from 4,929 for the first quarter of 2011. Salary-related expenses increased $3 million (5%). This increase was primarily the result of higher compensation and commissions (up $2 million or 4%, including increases in full-time equivalent employees, merit increases between the years, and higher compensation related to the vesting of stock options and restricted stock grants), and higher performance based incentives (up $1 million or 27%). Fringe benefit expenses were up $2 million (10%) versus the first quarter of 2011, primarily due to higher employment taxes and benefit plan expenses related to the increased compensation.

Nonpersonnel noninterest expenses on a combined basis were $79 million, up $4 million (5%) compared to the comparable quarter in 2011. Legal and professional fees were up $5 million, primarily due to the cost of addressing regulatory items. Data processing was up $2 million (26%), due to strategic investments in our systems. Losses other than loans decreased $3 million (44%), primarily due to the change in litigation reserves on the settlement of a legal matter. FDIC expense decreased $3 million (41%) due to a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment effective April 1, 2011) as well as the Corporation’s improved regulatory ratings. All remaining noninterest expense categories on a combined basis were up $3 million (5%).

Income Taxes

For the first quarter of 2012, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $8 million for the first quarter of 2011. The effective tax rate was 32.70% for the first quarter of 2012, compared to an effective tax rate of 25.63% for the first quarter of 2011. The change in income tax and the effective tax rate was primarily due to the level of pretax income between the comparable first quarter periods. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

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

Balance Sheet

At March 31, 2012, total assets were $21.9 billion, unchanged from December 31, 2011. Loans of $14.3 billion at March 31, 2012, were up $223 million from December 31, 2011, with increases in residential mortgage loans (up $178 million) and commercial real estate lending (up $82 million), partially offset by a $15 million decrease in commercial and business lending. The Corporation expects a moderate pace of approximately 3% quarterly loan growth for the remainder of 2012. Investment securities available for sale were $4.7 billion, down $268 million from year end 2011 (primarily due to calls and maturities of mortgage-related and Federal agency securities during the first quarter of 2012), as the Corporation continued the strategy of funding long growth with run-off from the investment securities portfolio.

At March 31, 2012, total deposits of $15.7 billion were up $563 million from December 31, 2011. Since December 31, 2011, money market deposits increased $1.0 billion, while other time deposits declined $224 million and brokered CDs decreased $156 million, reflecting the Corporation’s continued strategy for reducing its utilization of network transaction deposits and brokered deposits. Noninterest-bearing demand deposits increased to $4.0 billion and represented 26% of total deposits, unchanged from December 31, 2011. Short and long-term funding of $3.1 billion was down $579 million since year-end 2011, primarily in short-term funding, driven by pricing strategies to shift customer funding into more traditional deposit products.

Since March 31, 2011, loans increased $1.6 billion, with commercial loans up $1.1 billion and residential mortgage loans up $593 million, partially offset by a $143 million decline in retail loans. Since March 31, 2011, deposits increased $1.6 billion, primarily attributable to a $1.2 billion increase in money market deposits and a $704 million increase in noninterest-bearing demand deposits, partially offset by a $416 million decrease in other time deposits and a $278 million decrease in brokered CDs. Given the increase in deposit balances, short and long-term funding declined $919 million, including a $791 million decrease in customer funding, the repayment of $300 million of long-term FHLB advances, and the repayment of $142 million of subordinated debt, net of a $179 million increase in other short-term funding and the issuance of $130 million of senior notes.

	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx	$xxx,xxxx
TABLE 5 Period End Loan Composition ($ in Thousands)
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$3,719,016	26%	$3,724,736	27%	$3,360,502	25%	$3,202,301	24%	$2,972,651	24%
Commercial real estate—owner occupied	1,074,755	8	1,086,829	8	1,068,616	8	1,030,060	8	1,027,826	8
Lease financing	61,208	—	58,194	—	54,849	1	54,001	1	56,458	—

Commercial and business lending	4,854,979	34	4,869,759	35	4,483,967	34	4,286,362	33	4,056,935	32
Commercial real estate—investor	2,664,251	19	2,563,767	18	2,481,411	18	2,393,626	18	2,354,655	19
Real estate construction	565,953	4	584,046	4	554,024	4	533,804	4	525,236	4

Commercial real estate lending	3,230,204	23	3,147,813	22	3,035,435	22	2,927,430	22	2,879,891	23

Total commercial	8,085,183	57	8,017,572	57	7,519,402	56	7,213,792	55	6,936,826	55
Home equity	2,501,770	17	2,504,704	18	2,571,404	19	2,594,029	20	2,576,736	20
Installment	537,628	4	557,782	4	572,243	4	589,714	4	605,767	5

Total retail	3,039,398	21	3,062,486	22	3,143,647	23	3,183,743	24	3,182,503	25
Residential mortgage	3,129,144	22	2,951,013	21	2,840,458	21	2,692,054	21	2,535,993	20

Total consumer	6,168,542	43	6,013,499	43	5,984,105	44	5,875,797	45	5,718,496	45

Total loans	$14,253,725	100%	$14,031,071	100%	$13,503,507	100%	$13,089,589	100%	$12,655,322	100%

Farmland	$25,031	1%	$26,221	1%	$27,871	1%	$30,946	1%	$35,032	1%
Multi-family	756,737	28	694,056	27	663,284	27	566,641	24	538,607	23
Non-owner occupied	1,882,483	71	1,843,490	72	1,790,256	72	1,796,039	75	1,781,016	76

Commercial real estate—investor	$2,664,251	100%	$2,563,767	100%	$2,481,411	100%	$2,393,626	100%	$2,354,655	100%

1-4 family construction	$114,724	20%	$120,170	21%	$94,442	17%	$92,000	17%	$91,349	17%
All other construction	451,229	80	463,876	79	459,582	83	441,804	83	433,887	83

Real estate construction	$565,953	100%	$584,046	100%	$554,024	100%	$533,804	100%	$525,236	100%

	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx	$xxx,xxx
TABLE 6 Period End Deposit and Customer Funding Composition ($ in Thousands)

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Noninterest-bearing demand	$3,989,156	26%	$3,928,792	26%	$3,711,570	25%	$3,218,722	23%	$3,285,604	23%
Savings	1,098,975	7	986,766	7	1,013,195	7	1,007,337	7	973,122	7
Interest-bearing demand	2,040,900	13	2,297,454	15	2,071,627	14	1,931,519	14	1,755,367	13
Money market	6,176,981	39	5,150,275	34	5,205,401	35	4,982,492	35	4,968,510	35
Brokered CDs	46,493	—	202,948	1	203,827	1	316,670	2	324,045	2
Other time	2,300,871	15	2,524,420	17	2,576,790	18	2,609,310	19	2,716,995	20

Total deposits	$15,653,376	100%	$15,090,655	100%	$14,782,410	100%	$14,066,050	100%	$14,023,643	100%
Customer repo sweeps	635,697		664,624		871,619		930,101		1,048,516
Customer repo term	509,332		695,131		1,141,450		1,147,938		887,434

Total customer funding	1,145,029		1,359,755		2,013,069		2,078,039		1,935,950

Total deposits and customer funding	$16,798,405		$16,450,410		$16,795,479		$16,144,089		$15,959,593

Network transaction deposits included above in interest-bearing demand and money market	$1,171,679		$875,052		$875,630		$824,003		$936,688
Total network transaction deposits and Brokered CDs	1,218,172		1,078,000		1,079,457		1,140,673		1,260,733
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,580,233		$15,372,410		$15,716,022		$15,003,416		$14,698,860

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

The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for loan losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 5), net charge offs (see Table 7) and nonperforming assets (see Table 8). The Corporation’s process, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized and non-criticized categories. The allocation methodology focuses on evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio. Management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”), as assessing these numerous factors involves significant judgment.

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology used at March 31, 2012 and December 31, 2011 was generally comparable.

The allocation methodology consists of the following components: First, as reflected in Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.

At March 31, 2012, the allowance for loan losses was $356 million compared to $454 million at March 31, 2011, and $378 million at December 31, 2011. At March 31, 2012, the allowance for loan losses to total loans was 2.50% and covered 109% of nonaccrual loans, compared to 3.59% and 93%, respectively, at March 31, 2011, and 2.70% and 106%, respectively, at December 31, 2011. The provision for loan losses for the first quarter of 2012 was $0, compared to $31 million for the first quarter of 2011, and $52 million for the full year 2011. Net charge offs were $22 million for the first quarter of 2012, $53 million for the comparable quarter ended March 31, 2011, and $151 million for the full year 2011. The ratio of net charge offs to average loans on an annualized basis was 0.61%, 1.71%, and 1.13% for the three months ended March 31, 2012, and 2011, and the full year 2011, respectively. Net charge offs for the first quarter of 2011 included $10 million of write-downs related to installment loans transferred to held for sale. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Credit quality continued to improve during the first quarter of 2012. Nonaccrual loans declined to $327 million (representing 2.29% of total loans), down 33% from March 31, 2011 and down 8% from December 31, 2011, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $61 million at March 31, 2012, a decrease from March 31, 2011 and an increase from December 31, 2011, while potential problem loans declined to $480 million, a reduction from both the first quarter of 2011 and year-end 2011. As a result of the actions taken during the past several quarters and the current economic outlook in the markets we serve, the Corporation anticipates a modest provision for loan losses for the remainder of 2012.

Management believes the level of allowance for loan losses to be appropriate at March 31, 2012 and December 31, 2011.

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

TABLE 7 Allowance for Loan Losses ($ in Thousands)

	At and for the Three Months Ended March 31,						At and for the Year Ended December 31,
	2012			2011			2011
Allowance for Loan Losses:
Balance at beginning of period	$378,151			$476,813			$476,813
Provision for loan losses	—			31,000			52,000
Charge offs (1)	(31,259)			(65,156)			(189,732)
Recoveries	9,406			11,804			39,070

Net charge offs (1)	(21,853)			(53,352)			(150,662)

Balance at end of period	$356,298			$454,461			$378,151

Net loan charge offs(1):		(A	)		(A	)		(A	)
Commercial and industrial	$3,872	42		$4,314	60		$22,312	70
Commercial real estate—owner occupied	415	16		1,867	72		6,976	67
Lease financing	(1,836)	N/M		28	20		(1,782)	N/M

Commercial and business lending	2,451	20		6,209	63		27,506	64
Commercial real estate—investor	7,354	113		6,006	104		23,813	98
Real estate construction	230	16		11,936	N/M		30,701	N/M

Commercial real estate lending	7,584	96		17,942	252		54,514	183

Total commercial	10,035	50		24,151	142		82,020	113
Home equity	8,950	144		14,322	227		39,422	153
Installment	101	7		12,670	759		14,550	237

Total retail	9,051	119		26,992	338		53,972	169
Residential mortgage	2,767	34		2,209	35		14,670	52

Total net charge offs	$21,853	61		$53,352	171		$150,662	113

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$53	83		$12	14		$704	225
Multi-family	(66)	(4)		1,117	90		4,531	77
Non-owner occupied	7,367	160		4,877	110		18,578	103

Commercial real estate—investor	$7,354	113		$6,006	104		$23,813	98

1-4 family construction	$(605)	(225)		$4,483	N/M		$11,888	N/M
All other construction	835	73		7,453	N/M		18,813	N/M

Real estate construction	$230	16		$11,936	N/M		$30,701	N/M

(A)—Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M—Not meaningful.

Ratios:
Allowance for loan losses to total loans	2.50%			3.59%			2.70%
Allowance for loan losses to net charge offs (annualized)	4.1x			2.1x			2.5x

(1)	Charge offs for the three months ended March 31, 2011, and the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

	$xxx,xxx	$xxx,xxx		$xxx,xxx	$xxx,xxx		$xxx,xxx	$xxx,xxx		$xxx,xxx	$xxx,xxx		$xxx,xxx	$xxx,xxx
TABLE 7 (continued) Allowance for Loan Losses ($ in Thousands)

Quarterly Trends:	March 31, 2012			December 31, 2011			September 30, 2011			June 30, 2011			March 31, 2011
Allowance for Loan Losses:
Balance at beginning of period	$378,151			$399,723			$425,961			$454,461			$476,813
Provision for loan losses	—			1,000			4,000			16,000			31,000
Charge offs	(31,259)			(34,056)			(38,155)			(52,365)			(65,156)
Recoveries	9,406			11,484			7,917			7,865			11,804

Net charge offs	(21,853)			(22,572)			(30,238)			(44,500)			(53,352)

Balance at end of period	$356,298			$378,151			$399,723			$425,961			$454,461

Net loan charge offs:		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$3,872	42		$231	3		$3,741	46		$14,026	180		$4,314	60
Commercial real estate—owner occupied	415	16		539	20		134	5		4,436	174		1,867	72
Lease financing	(1,836)	N/M		19	14		(1,889)	N/M		60	44		28	20

Commercial and business lending	2,451	20		789	7		1,986	18		18,522	177		6,209	63
Commercial real estate—investor	7,354	113		2,394	38		10,472	169		4,941	83		6,006	104
Real estate construction	230	16		7,088	502		5,646	407		6,031	454		11,936	N/M

Commercial real estate lending	7,584	96		9,482	122		16,118	213		10,972	151		17,942	252

Total commercial	10,035	50		10,271	53		18,104	98		29,494	166		24,151	142
Home equity	8,950	144		8,113	127		8,736	134		8,251	127		14,322	227
Installment	101	7		452	32		764	52		664	42		12,670	759

Total retail	9,051	119		8,565	110		9,500	119		8,915	111		26,992	338
Residential mortgage	2,767	34		3,736	46		2,634	36		6,091	92		2,209	35

Total net charge offs	$21,853	61		$22,572	64		$30,238	90		$44,500	137		$53,352	171

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)		(A	)		(A	)
Farmland	$53	83		$(10)	(15)		$758	N/M		$(56)	(67)		$12	14
Multi-family	(66)	(4)		1,565	91		490	31		1,359	98		1,117	90
Non-owner occupied	7,367	160		839	18		9,224	202		3,638	82		4,877	110

Commercial real estate—investor	$7,354	113		$2,394	38		$10,472	169		$4,941	83		$6,006	104

1-4 family construction	$(605)	(225)		$2,668	1,001		$2,627	N/M		$2,110	919		$4,483	N/M
All other construction	835	73		4,420	386		3,019	264		3,921	357		7,453	N/M

Real estate construction	$230	16		$7,088	502		$5,646	407		$6,031	454		$11,936	N/M

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M – Not meaningful.

TABLE 8 Nonperforming Assets ($ in Thousands)

	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
Nonperforming assets:
Nonaccrual loans:
Commercial	$217,070		$243,595		$290,116		$350,358		$363,500
Residential mortgage	62,760		63,555		63,962		66,752		70,254
Retail	47,255		49,622		49,314		50,501		54,567

Total nonaccrual loans (NALs)	327,085		356,772		403,392		467,611		488,321
Other real estate owned (OREO)	34,425		41,571		42,076		45,712		49,019

Total nonperforming assets (NPAs)	$361,510		$398,343		$445,468		$513,323		$537,340

Accruing loans past due 90 days or more:
Commercial	$1,874		$4,236		$598		$11,513		$8,774
Retail	623		689		622		610		606

Total accruing loans past due 90 days or more	$2,497		$4,925		$1,220		$12,123		$9,380

Restructured loans (accruing):
Commercial	$90,163		$85,084		$82,619		$69,657		$58,072
Residential mortgage	20,465		18,115		18,943		18,216		17,342
Retail	10,091		9,965		11,521		12,470		12,779

Total restructured loans (accruing)	$120,719		$113,164		$113,083		$100,343		$88,193

Restructured loans in nonaccrual loans (not included above)	$79,946		$87,493		$80,063		$71,084		$49,352
Ratios:
Nonaccrual loans to total loans	2.29%		2.54%		2.99%		3.57%		3.86%
NPAs to total loans plus OREO	2.53%		2.83%		3.29%		3.91%		4.23%
NPAs to total assets	1.65%		1.82%		2.03%		2.33%		2.50%
Allowance for loan losses to NALs	108.93%		105.99%		99.09%		91.09%		93.07%
Allowance for loan losses to total loans	2.50%		2.70%		2.96%		3.25%		3.59%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$50,641	1%	$56,075	2%	$61,256	2%	$71,183	2%	$76,780	3%
Commercial real estate - owner occupied	31,888	3%	35,718	3%	47,202	4%	59,725	6%	57,168	6%
Lease financing	9,040	15%	10,644	18%	11,667	21%	12,898	24%	15,270	27%

Commercial and business lending	91,569	2%	102,437	2%	120,125	3%	143,806	3%	149,218	4%
Commercial real estate - investor	89,030	3%	99,352	4%	97,691	4%	133,770	6%	129,379	5%
Real estate construction	36,471	6%	41,806	7%	72,300	13%	72,782	14%	84,903	16%

Commercial real estate lending	125,501	4%	141,158	4%	169,991	6%	206,552	7%	214,282	7%

Total commercial	217,070	3%	243,595	3%	290,116	4%	350,358	5%	363,500	5%
Home equity	44,628	2%	46,907	2%	46,119	2%	46,777	2%	49,618	2%
Installment	2,627	—%	2,715	—%	3,195	1%	3,724	1%	4,949	1%

Total retail	47,255	2%	49,622	2%	49,314	2%	50,501	2%	54,567	2%
Residential mortgage	62,760	2%	63,555	2%	63,962	2%	66,752	2%	70,254	3%

Total consumer	110,015	2%	113,177	2%	113,276	2%	117,253	2%	124,821	2%

Total nonaccrual loans	327,085	2%	356,772	3%	403,392	3%	467,611	4%	488,321	4%
Commercial real estate owned	20,119		24,795		27,886		30,629		31,227
Residential real estate owned	10,971		13,285		10,659		11,531		13,423
Bank properties real estate owned	3,335		3,491		3,531		3,552		4,369

Other real estate owned	34,425		41,571		42,076		45,712		49,019

Total nonperforming assets	$361,510		$398,343		$445,468		$513,323		$537,340

Commercial real estate & Real estate construction NALs Detail:
Farmland	$1,337	5%	$1,907	7%	$1,971	7%	$2,870	9%	$4,296	12%
Multi-family	6,920	1%	7,909	1%	9,905	1%	11,092	2%	12,262	2%
Non-owner occupied	80,773	4%	89,536	5%	85,815	5%	119,808	7%	112,821	6%

Commercial real estate - investor	$89,030	3%	$99,352	4%	$97,691	4%	$133,770	6%	$129,379	5%

1-4 family construction	$20,487	18%	$21,717	18%	$25,439	27%	$24,287	26%	$29,878	33%
All other construction	15,984	4%	20,089	4%	46,861	10%	48,495	11%	55,025	13%

Real estate construction	$36,471	6%	$41,806	7%	$72,300	13%	$72,782	14%	$84,903	16%

(A)	Ratio of nonperforming loans by type to total loans by type.

TABLE 8 (continued) Nonperforming Assets ($ in Thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011
Loans 30-89 days past due by type:
Commercial and industrial	$12,643	$8,743	$6,255	$7,581	$36,205
Commercial real estate - owner occupied	7,532	7,092	29,409	33,753	21,820
Leasing	40	104	507	79	135

Commercial and business lending	20,215	15,939	36,171	41,413	58,160
Commercial real estate - investor	8,313	4,970	70,136	27,487	18,717
Real estate construction	1,736	996	5,493	13,217	3,410

Commercial real estate lending	10,049	5,966	75,629	40,704	22,127

Total commercial	30,264	21,905	111,800	82,117	80,287
Home equity	18,007	12,189	18,165	14,818	14,808
Installment	2,813	2,592	1,956	3,851	2,714

Total retail	20,820	14,781	20,121	18,669	17,522
Residential mortgage	10,114	7,224	12,114	12,573	7,940

Total consumer	30,934	22,005	32,235	31,242	25,462

Total loans past due 30-89 days	$61,198	$43,910	$144,035	$113,359	$105,749

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$—	$—	$164	$55	$96
Multi-family	4,130	407	978	3,932	3,377
Non-owner occupied	4,183	4,563	68,994	23,500	15,244

Commercial real estate - investor	$8,313	$4,970	$70,136	$27,487	$18,717

1-4 family construction	$676	$475	$658	$4,839	$681
All other construction	1,060	521	4,835	8,378	2,729

Real estate construction	$1,736	$996	$5,493	$13,217	$3,410

Potential problem loans by type:
Commercial and industrial	$157,778	$153,306	$207,351	$229,407	$348,949
Commercial real estate - owner occupied	112,673	136,366	140,406	145,622	172,662
Leasing	487	158	507	1,399	1,705

Commercial and business lending	270,938	289,830	348,264	376,428	523,316
Commercial real estate - investor	167,339	230,206	252,331	236,434	292,714
Real estate construction	27,654	27,649	37,155	63,186	70,824

Commercial real estate lending	194,993	257,855	289,486	299,620	363,538

Total commercial	465,931	547,685	637,750	676,048	886,854
Home equity	4,441	5,451	4,975	4,515	4,737
Installment	142	233	272	216	230

Total retail	4,583	5,684	5,247	4,731	4,967
Residential mortgage	9,580	13,037	16,550	18,575	19,710

Total consumer	14,163	18,721	21,797	23,306	24,677

Total potential problem loans	$480,094	$566,406	$659,547	$699,354	$911,531

Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned

Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 8 provides detailed information regarding nonperforming assets, which include nonaccrual loans and other real estate owned.

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

Nonaccrual loans were $327 million at March 31, 2012, compared to $488 million at March 31, 2011 and $357 million at December 31, 2011. As shown in Table 8, total nonaccrual loans were down $161 million since March 31, 2011, with commercial nonaccrual loans down $146 million while consumer-related nonaccrual loans were down $15 million. Since December 31, 2011, total nonaccrual loans decreased $30 million, with commercial nonaccrual loans down $27 million and consumer nonaccrual loans down $3 million. The ratio of nonaccrual loans to total loans was 2.29% at March 31, 2012, compared to 3.86% at March 31, 2011 and 2.54% at December 31, 2011. The Corporation’s allowance for loan losses to nonaccrual loans was 109% at March 31, 2012, up from 93% at March 31, 2011 and 106% at December 31, 2011, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2012, accruing loans 90 days or more past due totaled $2 million compared to $9 million at March 31, 2011 and $5 million at December 31, 2011, respectively.

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

Beginning in 2009, as a result of the Corporation’s continued efforts to support foreclosure prevention in the markets it serves, the Corporation introduced a modification program (similar to the government modification programs available), in which the Corporation works with its mortgage customers to provide them with an affordable monthly payment through extension of the maturity date, reduction in interest rate, and / or partial principal forbearance. Beginning in 2010, the Corporation began utilizing a multiple note structure as a workout alternative for certain commercial loans, whereby a troubled loan is restructured into two notes. The first note is reasonably assured of repayment and performance according to the prudently modified terms and is returned to accrual status based on a sustained period of repayment performance under the modified terms (generally a minimum of six months). The portion of the troubled loan that is not reasonably assured of repayment is fully charged off; however, the borrower has not been released from any repayment obligation related to these notes. In accordance with generally accepted accounting principles, the first note need not be disclosed as a troubled debt restructuring in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate that the Corporation was willing to accept at the time of the restructuring for a new loan with comparable risk and the loan is not impaired based on the terms specified by the restructuring agreement. To date, the Corporation’s use of the multiple note structure has not been significant, but use of this structure could increase in future periods. At March 31, 2012, the Corporation had total restructured loans of $201 million (including $80 million classified as nonaccrual and $121 million performing in accordance with the modified terms), compared to $137 million at March 31, 2011 (including $49 million classified as nonaccrual and $88 million performing in accordance with the modified terms) and $200 million at December 31, 2011 (including $87 million classified as nonaccrual and $113 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At March 31, 2012, potential problem loans totaled $480 million, compared to $912 million at March 31, 2011 and $566 million at December 31, 2011, respectively.

Other Real Estate Owned: Other real estate owned decreased to $34 million at March 31, 2012, compared to $49 million at March 31, 2011 and $41 million at December 31, 2011, respectively. Write-downs on other real estate owned were $3 million and $1 million for the first quarter of 2012 and 2011, respectively, and $9 million for the full year 2011. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At March 31, 2012, the Corporation was in compliance with its internal liquidity objectives.

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

March 31, 2012
	Moody’s	S&P	Fitch	DBRS
Bank short-term	P2	—	F2	R2
Bank long-term	A3	BBB+	BBB-	BBB
Corporation short-term	P2	—	F3	R2
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	Stable	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in December 2008, which was subsequently renewed in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Corporation issued $300 million of senior notes in March 2011 and an additional $130 million of senior notes in September 2011. These senior notes are due in 2016 and bear a 5.125% fixed coupon. In addition, the Corporation issued $65 million of depositary shares of 8% Series B perpetual preferred stock. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at March 31, 2012. While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock).

The Bank established a note program during 2000. Under this program, short-term and long-term debt may be issued. As of March 31, 2012, no bank notes were outstanding and $225 million was available under the 2000 bank note program. A new bank note program was instituted during 2005, of which $2 billion was available at March 31, 2012. The Bank has also established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.2 billion of Federal Home Loan Bank advances were outstanding at March 31, 2012). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank also issues institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2012, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.7 billion investment securities portfolio at March 31, 2012, a portion of these securities were pledged to secure $1.6 billion of collateralized deposits and $1.1 billion of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $1.3 billion could be pledged or sold to enhance liquidity, if necessary.

For the three months ended March 31, 2012, net cash provided by operating and investing activities was $112 million and $10 million, respectively, while net cash used in financing activities was $27 million, respectively, for a net increase in cash and cash equivalents of $95 million since year-end 2011. During the first three months of 2012, loans increased $223 million and investment securities decreased $268 million, as run-off from the investment securities portfolio was utilized to fund loan growth. On the funding side, deposits increased $563 million, while short-term funding decreased $578 million (reflecting the Corporation’s strategy to shift customer funds away from repurchase agreements and into more traditional deposit products).

For the three months ended March 31, 2011, net cash provided by operating and investing activities was $198 million and $74 million, respectively, while financing activities used net cash of $341 million, for a net decrease in cash and cash equivalents of $69 million since year-end 2010. During first quarter 2011, assets decreased $312 million, primarily in loans held for sale and investment securities. On the funding side, deposits decreased $1.2 billion (reflecting the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits) and other short-term borrowings decreased $572 million, while customer funding and long-term funding increased $1.4 billion and $71 million, respectively.

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

Simulation of earnings: Along with the static gap analysis, determining the sensitivity of short-term future earnings to a hypothetical plus or minus 100 bp and 200 bp parallel rate shock can be accomplished through the use of simulation modeling. The simulation of earnings models the balance sheet as an ongoing entity. Future business assumptions involving projected balance sheet growth assumptions, administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using flat rates. This difference represents the Corporation’s earnings sensitivity to a plus or minus 100 bp parallel rate shock.

The resulting simulations for March 31, 2012, projected that net interest income would increase by approximately 3.0% if rates rose by a 100 bp shock. Accordingly, this suggests the Corporation was in an asset sensitive position at March 31, 2012. At December 31, 2011, the 100 bp shock up was projected to increase net interest income by approximately 2.2%. As of March 31, 2012, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based solely on immediate and sustained parallel changes in market rates and do not reflect the earnings or balance sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of March 31, 2012, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

Static gap analysis: The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. As of March 31, 2012, the 12-month cumulative gap results indicated that the Corporation was in an asset sensitive position and were within the limits under the Corporation’s interest rate risk policy. For 2012, the Corporation’s objective is to remain relatively neutral.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2012, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at March 31, 2012, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$1,788,902	$364,110	$137,916	$56,436	$2,347,364
Short-term funding	1,936,219	—	—	—	1,936,219
Long-term funding	100,000	400,063	435,280	241,393	1,176,736
Operating leases	13,400	23,583	20,578	45,748	103,309
Commitments to extend credit	3,150,345	805,511	863,615	98,187	4,917,658

Total	$6,988,866	$1,593,267	$1,457,389	$441,764	$10,481,286

Capital

Stockholders’ equity at March 31, 2012 was $2.9 billion, up $35 million from December 31, 2011. At March 31, 2012, stockholders’ equity included $65 million of accumulated other comprehensive income compared to $66 million of accumulated other comprehensive income at December 31, 2011. The change in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale (from unrealized gains of $100 million at December 31, 2011, to unrealized gains of $99 million at March 31, 2012). Cash dividends of $0.05 per share were paid in the first quarter of 2012 and $0.01 per share were paid in the first quarter of 2011. Stockholders’ equity to assets was 13.24% and 13.07% at March 31, 2012 and December 31, 2011, respectively.

On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. On February 27, 2012, the Corporation announced that it had been advised by the Reserve Bank that it had complied fully with the terms of the Memorandum. As a result, the Memorandum was terminated in March 2012.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2011 and the first three months of 2012, no shares were repurchased under these authorizations. The Corporation repurchased shares for minimum tax withholding settlements on equity compensation during 2011 and the first three months of 2012. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased for equity compensation for the three months ended March 31, 2012. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Total stockholders’ equity	$2,900,873	$2,865,794	$2,850,619	$2,999,148	$3,194,714
Tier 1 capital	2,088,054	2,051,787	2,011,800	2,168,557	2,395,960
Tier 1 common equity	1,819,782	1,783,515	1,743,528	1,705,506	1,675,722
Tangible common equity	1,890,060	1,853,932	1,837,579	1,790,150	1,727,350
Total capital	2,299,239	2,263,065	2,216,594	2,368,081	2,592,118
Market capitalization	2,427,965	1,938,833	1,613,308	2,409,899	2,573,119

Book value per common share	$16.32	$16.15	$16.07	$15.81	$15.46
Tangible book value per common share	10.87	10.68	10.59	10.33	9.97
Cash dividend per common share	0.05	0.01	0.01	0.01	0.01
Stock price at end of period	13.96	11.17	9.30	13.90	14.85
Low closing price for the period	11.43	9.15	8.95	13.06	13.83
High closing price for the period	14.63	11.78	14.17	15.02	15.36

Total stockholders’ equity / assets	13.24%	13.07%	13.01%	13.60%	14.88%
Tangible common equity / tangible assets (1)	9.01	8.84	8.77	8.49	8.42
Tangible stockholders’ equity / tangible assets (2)	9.32	9.14	9.07	9.71	10.93
Tier 1 common equity / risk-weighted assets (3)	12.49	12.24	12.44	12.61	12.65
Tier 1 leverage ratio	10.03	9.81	9.62	10.46	11.65
Tier 1 risk-based capital ratio	14.33	14.08	14.35	16.03	18.08
Total risk-based capital ratio	15.78	15.53	15.81	17.50	19.56

Common shares outstanding (period end)	173,923	173,575	173,474	173,374	173,274
Basic common shares outstanding (average)	173,846	173,523	173,418	173,323	173,213
Diluted common shares outstanding (average)	173,848	173,523	173,418	173,327	173,217

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Summary of Operations:
Net interest income	$154,668	$151,825	$153,160	$154,123	$153,723
Provision for loan losses	—	1,000	4,000	16,000	31,000
Noninterest income
Trust service fees	9,787	9,511	9,791	10,012	9,831
Service charges on deposit accounts	18,042	17,783	19,949	19,112	19,064
Card-based and other nondeposit fees	10,879	11,269	15,291	15,747	15,598
Retail commission income	15,717	14,881	15,047	16,475	16,381

Core fee-based revenue	54,425	53,444	60,078	61,346	60,874
Mortgage banking, net	17,654	9,677	4,521	(3,320)	1,845
Capital market fees, net	3,716	3,950	3,273	(890)	2,378
BOLI income	4,292	3,820	3,990	3,500	3,586
Asset sale gains (losses), net	(481)	525	(1,179)	(209)	(1,986)
Investment securities gains (losses), net	40	(310)	(744)	(36)	(22)
Other	1,913	2,750	1,737	4,364	5,507

Total noninterest income	81,559	73,856	71,676	64,755	72,182
Noninterest expense
Personnel expense	94,078	89,785	90,377	89,203	88,930
Occupancy	15,179	13,796	14,205	12,663	15,275
Equipment	5,468	5,286	4,851	4,969	4,767
Data processing	9,516	9,080	7,887	7,974	7,534
Business development and advertising	5,381	6,904	5,539	5,652	4,943
Other intangible amortization	1,049	1,179	1,179	1,178	1,178
Loan expense	2,910	3,469	2,600	2,983	2,956
Legal and professional fees	9,715	4,651	4,289	4,783	4,482
Losses other than loans	3,550	11,890	1,659	(1,925)	6,297
Foreclosure / OREO expense	6,475	7,493	7,662	9,527	6,061
FDIC expense	4,870	6,136	6,906	7,198	8,244
Other	14,684	14,982	15,006	14,681	13,509

Total noninterest expense	172,875	174,651	162,160	158,886	164,176
Income tax expense	20,719	8,905	17,337	9,610	7,876

Net income	42,633	41,125	41,339	34,382	22,853
Preferred stock dividends and discount accretion	1,300	1,300	7,305	8,812	7,413

Net income available to common equity	$41,333	$39,825	34,034	25,570	15,440

Taxable equivalent net interest income	$159,971	$157,132	$158,455	$159,455	$159,163
Net interest margin	3.31%	3.21%	3.23%	3.29%	3.32%
Effective tax rate	32.70%	17.80%	29.55%	21.84%	25.63%

Average Balances:
Assets	$21,659,139	$21,755,870	$21,729,187	$21,526,155	$21,336,858
Earning assets	19,371,729	19,506,627	19,530,007	19,431,292	19,297,866
Interest-bearing liabilities	14,920,413	15,095,689	15,215,517	15,261,514	14,907,465
Loans	14,310,441	14,043,585	13,376,928	13,004,904	12,673,844
Deposits	15,000,567	14,893,469	14,405,311	14,052,689	14,245,614
Short and long-term funding	3,603,700	3,857,252	4,227,319	4,434,500	3,883,122
Stockholders’ equity	2,890,185	2,856,095	2,987,178	2,976,840	3,172,636

Sequential Quarter Results

The Corporation recorded net income of $43 million for the first quarter of 2012, compared to net income of $41 million for the fourth quarter of 2011. Net income available to common equity was $41 million for the first quarter of 2012, or net income of $0.24 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2011, was $40 million, or net income of $0.23 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the first quarter of 2012 was $160 million, $3 million higher than the fourth quarter of 2011. Changes in the rate environment and product pricing increased net interest income by $3 million and changes in balance sheet volume and mix increased taxable equivalent net interest income by $1 million, while one less day in the first quarter decreased net interest income by $1 million. The Federal funds target rate was unchanged for both quarters. The net interest margin between the sequential quarters was up 10 bp, to 3.31% in the first quarter of 2012, attributable to a 12 bp higher interest rate spread (to 3.15%, as the yield on earning assets improved 4 bp and the rate on interest-bearing liabilities declined 8 bp, as higher paying long-term time deposits began to mature), partially offset by a decline of 2 bp in net free funds (to 0.16%). Average earning assets decreased $135 million to $19.4 billion in the first quarter of 2012, with average investments and other short-term investments down $402 million, while average loans increased $267 million (predominantly in commercial loans). On the funding side, average short and long-term funding balances were down $253 million (primarily due to a decline in customer funding), while average interest-bearing deposits were up $78 million. On average, demand deposit balances were up $29 million.

The Corporation reported another quarter of improving credit metrics with nonaccrual loans of $327 million (2.29% of total loans) at March 31, 2012, down from $357 million (2.54% of total loans) at December 31, 2011 (see Table 8). Potential problem loans declined to $480 million, down $86 million (15%) from the fourth quarter of 2011. As a result of these improving credit metrics, the provision for loan losses for the first quarter of 2012 decreased to $0, compared to $1 million in the fourth quarter of 2011. Annualized net charge offs represented 0.61% of average loans for the first quarter of 2012, compared to 0.64% for the fourth quarter of 2011. The allowance for loan losses to loans at March 31, 2012 was 2.50%, compared to 2.70% at December 31, 2011 (see Table 7). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the first quarter of 2012 increased $8 million (10%) to $82 million versus the fourth quarter of 2011. Core fee-based revenues of $54 million were up $1 million (2%) versus the fourth quarter of 2011. Net mortgage banking income was $18 million, up from net mortgage banking income of $10 million in the fourth quarter 2011, predominantly due to higher gains on sales and related income from secondary mortgage production of $5 million and a $3 million reduction in mortgage servicing rights expense. Other income of $2 million was $1 million lower than the fourth quarter of 2011, primarily due to additional interest in VISA escrow during the fourth quarter of 2011 (versus none in the first quarter of 2012) and a reduction in limited partnership income. Compared to the fourth quarter of 2011, net asset sale gains were unfavorable by $1 million, primarily attributable to a $2 million gain on the sale of a commercial real estate owned property during the fourth quarter of 2011.

On a sequential quarter basis, noninterest expense decreased $2 million (1%) to $173 million in the first quarter of 2012. Personnel expense increased $4 million primarily due to the resetting of payroll taxes. Legal and professional fees increased $5 million, primarily due to the cost of addressing regulatory items. Losses other than loans decreased $8 million, primarily due to the fourth quarter 2011 litigation reserves on the settlement of a legal matter. Business development and advertising was down $2 million due to targeted marketing campaigns during the fourth quarter of 2011. All remaining noninterest expense categories on a combined basis were down $3 million (6%).

For the first quarter of 2012, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $9 million for the fourth quarter of 2011. The change in income tax was primarily due to the level of pretax income between the sequential quarters, as well as the $6 million reversal of certain prior years’ tax reserves during the fourth quarter of 2011. The effective tax rate was 32.70% and 17.80% for the first quarter of 2012 and the fourth quarter of 2011, respectively.

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

In December 2011, the FASB issued amendments to require an entity to disclose information about offsetting and related arrangements to enable users of it financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. The Corporation will adopt the accounting standard during 2013, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

Recent Developments

At the Corporation’s 2012 Annual Meeting of Shareholders held on April 24 in Green Bay, Wisconsin, the Corporation’s shareholders re-elected all twelve incumbent directors. In addition, the shareholders also approved the following:

•	A proposal to amend the Corporation’s Amended and Restated Articles of Incorporation regarding the rights and preferences of preferred stock

•	The shareholders, by advisory vote, approved the Corporation’s executive compensation practices

•	The shareholders, by advisory vote, approved having an advisory vote each year on Executive Compensation

•	A proposal to approve the appointment of KPMG LLP as the Corporation’s independent registered accounting firm for 2012

On April 24, 2012, the Board of Directors affirmed the Corporation’s capital priorities and approved the repurchase of up to an aggregate amount of $30 million of common stock. The share repurchases may occur from time to time in open market or privately negotiated transactions, and there are no regulatory impediments to such repurchases. Any future share repurchases are subject to notice to, and may in some cases require non-objection from, the Corporation’s primary regulators. In addition, on May 7, 2012 the Corporation gave notice to Bank of New York, as trustee, to execute a partial call of $25 million (par) of its outstanding 7.625% Trust Originated Preferred Securities, effective June 15, 2012.

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

As of March 31, 2012, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2012. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the first quarter of 2012. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1—January 31, 2012	—	$—	—	—
February 1—February 29, 2012	87,374	12.74	—	—
March 1—March 31, 2012	—	—	—	—

Total	87,374	$12.74	—	—

During the first quarter of 2012, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of this transaction was an increase in treasury stock and a decrease in cash of approximately $1 million in the first quarter of 2012.

ITEM 6. Exhibits

(a)	Exhibits:

Exhibit (11), Statement regarding computation of per-share earnings. See Note 3 of the notes to consolidated financial statements in Part I Item 1.

Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer, is attached hereto.

Exhibit (31.2), Certification Under Section 302 of Sarbanes-Oxley by Christopher Del Moral-Niles, Chief Financial Officer, is attached hereto.

Exhibit (32), Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley, is attached hereto.

Exhibit (101), Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Other Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. *

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

ASSOCIATED BANC-CORP (Registrant)

Date: May 7, 2012	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: May 7, 2012	/s/ Christopher Del Moral-Niles
Christopher Del Moral-Niles
Chief Financial Officer

Date: May 7, 2012	/s/ Bryan R. McKeag
Bryan R. McKeag
Principal Accounting Officer