Form 10-Q
period 2012-06-30
ASSOCIATED BANC-CORP
filed 2012-08-03
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2012, was 171,640,795.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$414,760	$454,958
Interest-bearing deposits in other financial institutions	180,050	154,562
Federal funds sold and securities purchased under agreements to resell	3,800	7,075
Investment securities available for sale, at fair value	4,521,436	4,937,483
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	176,041	191,188
Loans held for sale	157,481	249,195
Loans	14,698,902	14,031,071
Allowance for loan losses	(332,658)	(378,151)

Loans, net	14,366,244	13,652,920
Premises and equipment, net	225,245	223,736
Goodwill	929,168	929,168
Other intangible assets, net	64,812	67,574
Trading assets	73,484	73,253
Other assets	968,579	983,105

Total assets	$22,081,100	$21,924,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$3,874,429	$3,928,792
Interest-bearing deposits	11,232,442	11,161,863

Total deposits	15,106,871	15,090,655
Federal funds purchased and securities sold under agreements to repurchase	1,253,270	1,514,485
Other short-term funding	1,400,000	1,000,000
Long-term funding	1,150,729	1,177,071
Trading liabilities	80,107	80,046
Accrued expenses and other liabilities	180,502	196,166

Total liabilities	19,171,479	19,058,423
Stockholders’ equity
Preferred equity	63,272	63,272
Common stock	1,750	1,746
Surplus	1,594,995	1,586,401
Retained earnings	1,213,735	1,148,773
Accumulated other comprehensive income	66,579	65,602
Treasury stock, at cost	(30,710)	—

Total stockholders’ equity	2,909,621	2,865,794

Total liabilities and stockholders’ equity	$22,081,100	$21,924,217

Preferred shares issued	65,000	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	174,591,841
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	2,382,348	—

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$147,188	$144,358	$296,211	$287,129
Interest and dividends on investment securities
Taxable	23,000	35,351	46,029	70,003
Tax exempt	7,135	7,504	14,409	15,217
Other interest	1,262	1,438	2,509	2,896

Total interest income	178,585	188,651	359,158	375,245
INTEREST EXPENSE
Interest on deposits	10,553	16,901	22,589	35,150
Interest on Federal funds purchased and securities sold under agreements to repurchase	612	1,600	1,379	3,109
Interest on other short-term funding	1,197	2,036	2,253	4,107
Interest on long-term funding	11,956	13,991	24,002	25,033

Total interest expense	24,318	34,528	50,223	67,399

NET INTEREST INCOME	154,267	154,123	308,935	307,846
Provision for loan losses	—	16,000	—	47,000

Net interest income after provision for loan losses	154,267	138,123	308,935	260,846
NONINTEREST INCOME
Trust service fees	10,125	10,012	19,912	19,843
Service charges on deposit accounts	16,768	19,112	34,810	38,176
Card-based and other nondeposit fees	12,084	15,747	22,963	31,345
Insurance commissions	12,912	11,552	24,502	23,318
Brokerage and annuity commissions	4,206	4,923	8,333	9,538
Mortgage banking, net	16,735	(3,320)	34,389	(1,475)
Capital market fees, net	2,673	(890)	6,389	1,488
Bank owned life insurance income	3,164	3,500	7,456	7,086
Asset losses, net	(4,984)	(3,378)	(8,578)	(6,541)
Investment securities gains (losses), net:
Realized gains (losses), net	563	(14)	603	(13)
Other-than-temporary impairments	—	(22)	—	(45)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—	—	—

Total investment securities gains (losses), net	563	(36)	603	(58)
Other	1,705	4,364	3,618	9,871

Total noninterest income	75,951	61,586	154,397	132,591
NONINTEREST EXPENSE
Personnel expense	93,819	89,526	188,100	178,754
Occupancy	14,008	12,663	29,187	27,938
Equipment	5,719	4,969	11,187	9,736
Data processing	11,304	7,974	20,820	15,508
Business development and advertising	5,468	5,652	10,849	10,595
Other intangible asset amortization	1,049	1,178	2,098	2,356
Loan expense	2,948	2,983	5,858	5,939
Legal and professional fees	5,657	4,783	15,372	9,265
Losses other than loans	2,060	(1,925)	5,610	4,372
Foreclosure / OREO expense	4,343	6,358	7,705	11,242
FDIC expense	4,778	7,198	9,648	15,442
Other	14,877	14,358	29,358	27,569

Total noninterest expense	166,030	155,717	335,792	318,716

Income before income taxes	64,188	43,992	127,540	74,721
Income tax expense	20,871	9,610	41,590	17,486

Net income	43,317	34,382	85,950	57,235
Preferred stock dividends and discount accretion	1,300	8,812	2,600	16,225

Net income available to common equity	$42,017	$25,570	$83,350	$41,010

Earnings per common share:
Basic	$0.24	$0.15	$0.48	$0.24
Diluted	$0.24	$0.15	$0.48	$0.24
Average common shares outstanding:
Basic	172,839	173,323	173,343	173,268
Diluted	172,841	173,327	173,345	173,272

See accompanying notes to consolidated financial statements.

ITEM 1: Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Other Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Thousands)
Net income	$43,317	$34,382	$85,950	$57,235
Other comprehensive income, net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	1,305	53,178	(609)	80,763
Reclassification adjustment for net (gains) losses realized in net income	(563)	36	(603)	58
Income tax (expense) benefit	(290)	(20,639)	472	(31,347)

Other comprehensive income (loss) on investment securities available for sale	452	32,575	(740)	49,474
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	60	116	120	233
Net loss, net of amortization	640	452	1,280	903
Income tax expense	(273)	(220)	(546)	(441)

Other comprehensive income on pension and postretirement obligations	427	348	854	695
Derivatives used in cash flow hedging relationships:
Net unrealized losses	(24)	(824)	(14)	(374)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	727	1,980	1,458	2,962
Income tax expense	(281)	(465)	(581)	(1,038)

Other comprehensive income on cash flow hedging relationships	422	691	863	1,550

Total other comprehensive income	1,301	33,614	977	51,719

Comprehensive income	$44,618	$67,996	$86,927	$108,954

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2010	$514,388	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791
Comprehensive income:
Net income	—	—	—	57,235	—	—	57,235
Other comprehensive income	—	—	—	—	51,719	—	51,719

Comprehensive income							108,954

Common stock issued:
Stock-based compensation plans, net	—	6	2,437	(113)	—	(47)	2,283
Purchase of treasury stock	—	—	—	—	—	(616)	(616)
Cash dividends:
Common stock, $0.02 per share	—	—	—	(3,487)	—	—	(3,487)
Preferred stock	—	—	—	(10,062)	—	—	(10,062)
Redemption of preferred stock	(262,500)	—	—	—	—	—	(262,500)
Accretion of preferred stock discount	6,163	—	—	(6,163)	—	—	—
Stock-based compensation expense, net	—	—	5,774	—	—	—	5,774
Tax benefit of stock options	—	—	11	—	—	—	11

Balance, June 30, 2011	$258,051	$1,745	$1,581,594	$1,079,076	$79,345	$(663)	$2,999,148

Balance, December 31, 2011	$63,272	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794
Comprehensive income:
Net income	—	—	—	85,950	—	—	85,950
Other comprehensive income	—	—	—	—	977	—	977

Comprehensive income							86,927

Common stock issued:
Stock-based compensation plans, net	—	4	650	(1,009)	—	500	145
Purchase of treasury stock	—	—	—	—	—	(31,210)	(31,210)
Cash dividends:
Common stock, $0.10 per share	—	—	—	(17,379)	—	—	(17,379)
Preferred stock	—	—	—	(2,600)	—	—	(2,600)
Stock-based compensation expense, net	—	—	7,939	—	—	—	7,939
Tax benefit of stock options	—	—	5	—	—	—	5

Balance, June 30, 2012	$63,272	$1,750	$1,594,995	$1,213,735	$66,579	$(30,710)	$2,909,621

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85,950	$57,235
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	47,000
Depreciation and amortization	20,832	15,918
Addition to valuation allowance on mortgage servicing rights, net	2,036	5,763
Amortization of mortgage servicing rights	11,775	11,637
Amortization of other intangible assets	2,098	2,356
Amortization and accretion on earning assets, funding, and other, net	30,013	30,421
Tax benefit from exercise of stock options	5	11
(Gain) loss on sales of investment securities, net and impairment write-downs	(603)	58
Loss on sales of assets and impairment write-downs, net	8,578	6,541
Gain on mortgage banking activities, net	(29,459)	(10,581)
Mortgage loans originated and acquired for sale	(1,301,779)	(540,893)
Proceeds from sales of mortgage loans held for sale	1,409,805	605,375
Decrease in interest receivable	4,744	3,752
Increase (decrease) in interest payable	(4,601)	1,585
Net change in other assets and other liabilities	(3,637)	36,838

Net cash provided by operating activities	235,757	273,016

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(857,350)	(640,916)
Purchases of:
Investment securities	(592,477)	(433,972)
Premises, equipment, and software, net of disposals	(33,063)	(23,023)
Other assets	(2,810)	(1,349)
Proceeds from:
Sales of investment securities	113,752	16,799
Prepayments, calls, and maturities of investment securities	882,830	829,838
Sales, prepayments, calls, and maturities of other assets	26,406	25,576
Sales of loans originated for investment	124,903	39,184

Net cash used in investing activities	(337,809)	(187,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	136,061	(1,159,343)
Net decrease in deposits due to branch sales	(113,622)	—
Net increase in short-term funding	138,785	1,508,288
Repayment of long-term funding	(25,968)	(228,078)
Proceeds from issuance of long-term funding	—	297,240
Redemption of preferred stock	—	(262,500)
Cash dividends on common stock	(17,379)	(3,487)
Cash dividends on preferred stock	(2,600)	(10,062)
Purchase of treasury stock	(31,210)	(616)

Net cash provided by financing activities	84,067	141,442

Net increase (decrease) in cash and cash equivalents	(17,985)	226,595
Cash and cash equivalents at beginning of period	616,595	868,162

Cash and cash equivalents at end of period	$598,610	$1,094,757

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,812	$65,521
Cash (received) paid for income taxes	(21,550)	5,052
Loans and bank premises transferred to other real estate owned	22,536	28,917
Capitalized mortgage servicing rights	13,147	6,584

See accompanying notes to consolidated financial statements

ITEM 1.	Financial Statements Continued:

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

NOTE 2: New Accounting Pronouncements Adopted

In September 2011, the FASB issued amendments intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The amendments are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Corporation adopted the accounting standard as of January 1, 2012, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 7 for required disclosures on goodwill.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, except per share data)
Net income	$43,317	$34,382	$85,950	$57,235
Preferred stock dividends and discount accretion	(1,300)	(8,812)	(2,600)	(16,225)

Net income available to common equity	$42,017	$25,570	$83,350	$41,010

Common shareholder dividends	(8,604)	(1,733)	(17,299)	(3,466)
Unvested share-based payment awards	(40)	(12)	(80)	(21)

Undistributed earnings	$33,373	$23,825	$65,971	$37,523

Undistributed earnings allocated to common shareholders	33,222	23,668	65,665	37,293
Undistributed earnings allocated to unvested share-based payment awards	151	157	306	230

Undistributed earnings	$33,373	$23,825	$65,971	$37,523

Basic
Distributed earnings to common shareholders	$8,604	$1,733	$17,299	$3,466
Undistributed earnings allocated to common shareholders	33,222	23,668	65,665	37,293

Total common shareholders earnings, basic	$41,826	$25,401	$82,964	$40,759

Diluted
Distributed earnings to common shareholders	$8,604	$1,733	$17,299	$3,466
Undistributed earnings allocated to common shareholders	33,222	23,668	65,665	37,293

Total common shareholders earnings, diluted	$41,826	$25,401	$82,964	$40,759

Weighted average common shares outstanding	172,839	173,323	173,343	173,268
Effect of dilutive common stock awards	2	4	2	4

Diluted weighted average common shares outstanding	172,841	173,327	173,345	173,272
Basic earnings per common share	$0.24	$0.15	$0.48	$0.24

Diluted earnings per common share	$0.24	$0.15	$0.48	$0.24

Options to purchase approximately 9 million and 6 million shares were outstanding for the three and six months ended June 30, 2012, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Options to purchase approximately 6 million and 5 million shares were outstanding for the three and six months ended June 30, 2011, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

On January 23, 2012, the Compensation and Benefits Committee (the “Committee”) of the Board of Directors of Associated Banc-Corp approved the performance criteria for its short-term cash incentive plan (the “2012 Management Incentive Plan”) and its long-term incentive performance plan (the “2012 Long Term Incentive Performance Plan”). The approvals were the latest step in the Corporation’s transition toward a performance-based short-term and long-term incentive compensation program following the full repayment of the U.S. Department of the Treasury’s investment in the Corporation under the Capital Purchase Program. The Committee intends to ensure that further incentive compensation criteria align to the Corporation’s bottom line financial results, on which it believes shareholders measure their investments in the Corporation.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical and implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first half of 2012 and full year 2011.

	2012	2011
Dividend yield	2.00%	2.00%
Risk-free interest rate	1.20%	2.27%
Weighted average expected volatility	49.19%	47.24%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$5.06	$5.56

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2011 and for the six months ended June 30, 2012, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2010	7,301,458	$24.33
Granted	1,624,369	14.20
Exercised	(23,437)	12.66
Forfeited or expired	(1,847,116)	24.51

Outstanding at December 31, 2011	7,055,274	$21.99	5.61	27

Options exercisable at December 31, 2011	4,623,935	$26.10	4.01	7

Outstanding at December 31, 2011	7,055,274	$21.99
Granted	3,009,619	12.98
Exercised	(11,120)	13.16
Forfeited or expired	(914,144)	21.26

Outstanding at June 30, 2012	9,139,629	$19.10	6.76	723

Options exercisable at June 30, 2012	4,897,268	$24.15	4.64	32

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2011, and for the six months ended June 30, 2012.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	2,025,720	$4.09
Granted	1,624,369	5.56
Vested	(955,454)	3.77
Forfeited	(263,296)	4.85

Nonvested at December 31, 2011	2,431,339	$5.11

Granted	3,009,619	5.06
Vested	(1,021,742)	4.87
Forfeited	(176,855)	5.13

Nonvested at June 30, 2012	4,242,361	$5.13

For the six months ended June 30, 2012 and for the year ended December 31, 2011, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $5 million for the first six months of 2012 and $4 million for the year ended December 31, 2011. For the six months ended June 30, 2012 and 2011, the Corporation recognized compensation expense of $4 million and $3 million, respectively, for the vesting of stock options. For the full year 2011, the Corporation recognized compensation expense of $5 million for the vesting of stock options. At June 30, 2012, the Corporation had $18 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2014.

The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2011, and for the six months ended June 30, 2012.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	772,262	$13.94
Granted	593,437	14.27
Vested	(169,499)	17.74
Forfeited	(182,435)	13.86

Outstanding at December 31, 2011	1,013,765	$13.79

Granted	499,114	13.00
Vested	(450,760)	13.37
Forfeited	(46,634)	13.76

Outstanding at June 30, 2012	1,015,485	$13.59

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2011 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Expense for restricted stock awards of approximately $4 million and $3 million was recognized for the six months ended June 30, 2012 and 2011, respectively. The Corporation recognized approximately $6 million of expense for restricted stock awards for the full year 2011. The Corporation had $8 million of unrecognized compensation costs related to restricted stock awards at June 30, 2012, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2014.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. No salary shares were issued during the first half of 2012. The Corporation recognized compensation expense of $2 million on the granting of 139,371 salary shares (or an average cost per share of $14.25) for the six months ended June 30, 2011, and $4 million on the granting of 317,450 salary shares (or an average cost per share of $12.41) for the year ended December 31, 2011.

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

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale were as follows.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
June 30, 2012:
U.S. Treasury securities	$1,004	$—	$—	$1,004
Federal agency securities	7	—	—	7
Obligations of state and political subdivisions	786,511	48,781	(156)	835,136
(municipal securities)
Residential mortgage-related securities	3,321,757	107,459	(243)	3,428,973
Commercial mortgage-related securities	18,774	2,633	—	21,407
Asset-backed securities(1)	139,368	1	(205)	139,164
Other securities (debt and equity)	93,144	2,986	(385)	95,745

Total investment securities available for sale	$4,360,565	$161,860	$(989)	$4,521,436

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
December 31, 2011:
U.S. Treasury securities	$1,000	$1	$—	$1,001
Federal agency securities	24,031	18	—	24,049
Obligations of state and political subdivisions
(municipal securities)	797,691	49,583	(28)	847,246
Residential mortgage-related securities	3,674,696	112,357	(1,463)	3,785,590
Commercial mortgage-related securities	16,647	1,896	—	18,543
Asset-backed securities(1)	188,439	—	(707)	187,732
Other securities (debt and equity)	72,896	1,891	(1,465)	73,322

Total investment securities available for sale	$4,775,400	$165,746	$(3,663)	$4,937,483

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

The amortized cost and fair values of investment securities available for sale at June 30, 2012, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

($ in Thousands)	Amortized Cost	Fair Value
Due in one year or less	$40,394	$41,071
Due after one year through five years	210,779	217,093
Due after five years through ten years	553,326	591,006
Due after ten years	75,598	79,884

Total debt securities	880,097	929,054
Residential mortgage-related securities	3,321,757	3,428,973
Commercial mortgage-related securities	18,774	21,407
Asset-backed securities	139,368	139,164
Equity securities	569	2,838

Total investment securities available for sale	$4,360,565	$4,521,436

The following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012.

	Less than 12 months			12 months or more			Total
	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
June 30, 2012:
Obligations of state and political subdivisions (municipal securities)	42	(141)	16,808	1	(15)	348	(156)	17,156
Residential mortgage-related securities	9	(35)	69,050	11	(208)	2,421	(243)	71,471
Asset-backed securities	2	(2)	14,680	28	(203)	121,094	(205)	135,774
Other securities (debt and equity)	7	(308)	45,803	1	(77)	110	(385)	45,913

Total		$(486)	$146,341		$(503)	$123,973	$(989)	$270,314

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at June 30, 2012, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At June 30, 2012, the unrealized loss position on other securities was primarily comprised of a trust preferred debt security and floating rate notes. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2011 and the six months ended June 30, 2012, respectively.

	Non-agency Mortgage-Related Securities	Trust Preferred Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2010	$(17,556)	$(10,019)	$(27,575)
Credit losses on newly identified impairment	(2)	(816)	(818)

Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)
Reduction due to credit impaired securities sold	17,026	4,157	21,183

Balance of credit-related other-than-temporary impairment at June 30, 2012	$(532)	$(6,678)	$(7,210)

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At June 30, 2012 and December 31, 2011, the Corporation had FHLB stock of $106 million and $121 million, respectively. The Corporation had Federal Reserve Bank stock of $70 million at both June 30, 2012 and December 31, 2011.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2011 or the first half of 2012. The FHLB of Chicago initiated tender offers for certain of its shares during the first half of 2012, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender offers and reduced its equity holdings in the FHLB of Chicago by $15 million.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition was as follows.

	June 30, 2012	December 31, 2011
	($ in Thousands)
Commercial and industrial	$4,076,370	$3,724,736
Commercial real estate - owner occupied	1,116,815	1,086,829
Lease financing	62,750	58,194

Commercial and business lending	5,255,935	4,869,759
Commercial real estate - investor	2,810,521	2,563,767
Real estate construction	612,556	584,046

Commercial real estate lending	3,423,077	3,147,813

Total commercial	8,679,012	8,017,572
Home equity	2,429,594	2,504,704
Installment	510,831	557,782

Total retail	2,940,425	3,062,486
Residential mortgage	3,079,465	2,951,013

Total consumer	6,019,890	6,013,499

Total loans	$14,698,902	$14,031,071

A summary of the changes in the allowance for loan losses was as follows.

	June 30, 2012	December 31, 2011
	($ in Thousands)
Balance at beginning of period	$378,151	$476,813
Provision for loan losses	—	52,000
Charge offs	(61,599)	(189,732)
Recoveries	16,106	39,070

Net charge offs	(45,493)	(150,662)

Balance at end of period	$332,658	$378,151

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

A summary of the changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	8,498	(2,894)	(1,482)	(7,823)	(3,072)	3,387	365	3,021	—
Charge offs	(27,630)	(2,038)	(21)	(8,883)	(1,651)	(15,685)	(1,198)	(4,493)	(61,599)
Recoveries	9,214	459	1,857	1,352	863	1,451	726	184	16,106

Balance at Jun 30, 2012	$114,456	$31,727	$2,921	$71,335	$17,467	$59,297	$6,516	$28,939	$332,658

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$6,964	$2,092	$190	$9,650	$3,268	$1,229	$521	$215	$24,129
Ending balance impaired loans collectively evaluated for impairment	$8,167	$4,582	$24	$8,326	$3,525	$25,531	$1,882	$14,570	$66,607
Ending balance all other loans collectively evaluated for impairment	$99,325	$25,053	$2,707	$53,359	$10,674	$32,537	$4,113	$14,154	$241,922

Total	$114,456	$31,727	$2,921	$71,335	$17,467	$59,297	$6,516	$28,939	$332,658

Loans:
Ending balance impaired loans individually evaluated for impairment	$30,493	$22,854	$7,653	$75,357	$28,334	$6,709	$520	$10,756	$182,676
Ending balance impaired loans collectively evaluated for impairment	$44,017	$17,678	$607	$62,774	$13,907	$44,298	$3,306	$70,838	$257,425
Ending balance all other loans collectively evaluated for impairment	$4,001,860	$1,076,283	$54,490	$2,672,390	$570,315	$2,378,587	$507,005	$2,997,871	$14,258,801

Total	$4,076,370	$1,116,815	$62,750	$2,810,521	$612,556	$2,429,594	$510,831	$3,079,465	$14,698,902

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The methodology used at June 30, 2012 and December 31, 2011 was generally comparable.

At June 30, 2012, the allowance for loan loss allocations declined or remained relatively level with December 31, 2011. The change in the allowance for loan losses portfolio allocations was primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2010	$137,770	$54,320	$7,396	$111,264	$56,772	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	8,916	(11,144)	(6,611)	(762)	(4,744)	54,476	3,845	8,024	52,000
Charge offs	(38,662)	(9,485)	(173)	(29,479)	(38,222)	(42,623)	(16,134)	(14,954)	(189,732)
Recoveries	16,350	2,509	1,955	5,666	7,521	3,201	1,584	284	39,070

Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,619	$3,608	$161	$16,623	$4,919	$2,922	$—	$957	$36,809
Ending balance impaired loans collectively evaluated for impairment	$7,688	$3,962	$34	$8,378	$4,266	$27,914	$2,021	$13,707	$67,970
Ending balance all other loans collectively evaluated for impairment	$109,067	$28,630	$2,372	$61,688	$12,142	$39,308	$4,602	$15,563	$273,372

Total	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Loans:
Ending balance impaired loans individually evaluated for impairment	$41,474	$26,049	$9,792	$85,287	$31,933	$9,542	$—	$11,401	$215,478
Ending balance impaired loans collectively evaluated for impairment	$37,153	$17,807	$852	$57,482	$20,850	$46,315	$3,730	$70,269	$254,458
Ending balance all other loans collectively evaluated for impairment	$3,646,109	$1,042,973	$47,550	$2,420,998	$531,263	$2,448,847	$554,052	$2,869,343	$13,561,135

Total	$3,724,736	$1,086,829	$58,194	$2,563,767	$584,046	$2,504,704	$557,782	$2,951,013	$14,031,071

The following table presents commercial loans by credit quality indicator at June 30, 2012.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$3,712,873	$167,223	$121,764	$74,510	$4,076,370
Commercial real estate - owner occupied	921,985	45,790	108,508	40,532	1,116,815
Lease financing	53,268	898	324	8,260	62,750

Commercial and business lending	4,688,126	213,911	230,596	123,302	5,255,935
Commercial real estate - investor	2,442,713	87,224	142,453	138,131	2,810,521
Real estate construction	539,433	6,977	23,905	42,241	612,556

Commercial real estate lending	2,982,146	94,201	166,358	180,372	3,423,077

Total commercial	$7,670,272	$308,112	$396,954	$303,674	$8,679,012

The following table presents commercial loans by credit quality indicator at December 31, 2011.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$3,283,090	$209,713	$153,306	$78,627	$3,724,736
Commercial real estate - owner occupied	853,517	53,090	136,366	43,856	1,086,829
Lease financing	46,570	822	158	10,644	58,194

Commercial and business lending	4,183,177	263,625	289,830	133,127	4,869,759
Commercial real estate - investor	2,055,124	135,668	230,206	142,769	2,563,767
Real estate construction	494,839	8,775	27,649	52,783	584,046

Commercial real estate lending	2,549,963	144,443	257,855	195,552	3,147,813

Total commercial	$6,733,140	$408,068	$547,685	$328,679	$8,017,572

The following table presents consumer loans by credit quality indicator at June 30, 2012.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,359,112	$15,302	$4,173	$51,007	$2,429,594
Installment	505,320	1,558	127	3,826	510,831

Total retail	2,864,432	16,860	4,300	54,833	2,940,425
Residential mortgage	2,979,377	9,836	8,658	81,594	3,079,465

Total consumer	$5,843,809	$26,696	$12,958	$136,427	$6,019,890

The following table presents consumer loans by credit quality indicator at December 31, 2011.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,431,207	$12,189	$5,451	$55,857	$2,504,704
Installment	551,227	2,592	233	3,730	557,782

Total retail	2,982,434	14,781	5,684	59,587	3,062,486
Residential mortgage	2,849,082	7,224	13,037	81,670	2,951,013

Total consumer	$5,831,516	$22,005	$18,721	$141,257	$6,013,499

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

The following table presents loans by past due status at June 30, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,698	$767	$—	$4,465	$4,025,794	$4,030,259
Commercial real estate - owner occupied	1,632	493	—	2,125	1,081,273	1,083,398
Lease financing	28	11	—	39	54,451	54,490

Commercial and business lending	5,358	1,271	—	6,629	5,161,518	5,168,147
Commercial real estate - investor	5,293	7,561	4,563	17,417	2,704,298	2,721,715
Real estate construction	763	855	—	1,618	574,535	576,153

Commercial real estate lending	6,056	8,416	4,563	19,035	3,278,833	3,297,868

Total commercial	11,414	9,687	4,563	25,664	8,440,351	8,466,015
Home equity	10,859	4,443	—	15,302	2,372,756	2,388,058
Installment	1,074	484	661	2,219	505,565	507,784

Total retail	11,933	4,927	661	17,521	2,878,321	2,895,842
Residential mortgage	9,069	767	—	9,836	3,009,337	3,019,173

Total consumer	21,002	5,694	661	27,357	5,887,658	5,915,015

Total accruing loans	$32,416	$15,381	$5,224	$53,021	$14,328,009	$14,381,030

Nonaccrual loans
Commercial and industrial	$976	$930	$16,728	$18,634	$27,477	$46,111
Commercial real estate - owner occupied	4,726	557	15,983	21,266	12,151	33,417
Lease financing	—	—	837	837	7,423	8,260

Commercial and business lending	5,702	1,487	33,548	40,737	47,051	87,788
Commercial real estate - investor	3,203	2,742	25,580	31,525	57,281	88,806
Real estate construction	—	1,547	15,368	16,915	19,488	36,403

Commercial real estate lending	3,203	4,289	40,948	48,440	76,769	125,209

Total commercial	8,905	5,776	74,496	89,177	123,820	212,997
Home equity	1,535	3,123	30,532	35,190	6,346	41,536
Installment	94	230	1,647	1,971	1,076	3,047

Total retail	1,629	3,353	32,179	37,161	7,422	44,583
Residential mortgage	2,151	2,042	44,097	48,290	12,002	60,292

Total consumer	3,780	5,395	76,276	85,451	19,424	104,875

Total nonaccrual loans	$12,685	$11,171	$150,772	$174,628	$143,244	$317,872

Total loans
Commercial and industrial	$4,674	$1,697	$16,728	$23,099	$4,053,271	$4,076,370
Commercial real estate - owner occupied	6,358	1,050	15,983	23,391	1,093,424	1,116,815
Lease financing	28	11	837	876	61,874	62,750

Commercial and business lending	11,060	2,758	33,548	47,366	5,208,569	5,255,935
Commercial real estate - investor	8,496	10,303	30,143	48,942	2,761,579	2,810,521
Real estate construction	763	2,402	15,368	18,533	594,023	612,556

Commercial real estate lending	9,259	12,705	45,511	67,475	3,355,602	3,423,077

Total commercial	20,319	15,463	79,059	114,841	8,564,171	8,679,012
Home equity	12,394	7,566	30,532	50,492	2,379,102	2,429,594
Installment	1,168	714	2,308	4,190	506,641	510,831

Total retail	13,562	8,280	32,840	54,682	2,885,743	2,940,425
Residential mortgage	11,220	2,809	44,097	58,126	3,021,339	3,079,465

Total consumer	24,782	11,089	76,937	112,808	5,907,082	6,019,890

Total loans	$45,101	$26,552	$155,996	$227,649	$14,471,253	$14,698,902

*	The recorded investment in loans past due 90 days or more and still accruing totaled $5 million at June 30, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,513	$5,230	$3,755	$12,498	$3,656,163	$3,668,661
Commercial real estate - owner occupied	6,788	304	—	7,092	1,044,019	1,051,111
Lease financing	31	73	—	104	47,446	47,550

Commercial and business lending	10,332	5,607	3,755	19,694	4,747,628	4,767,322
Commercial real estate - investor	2,770	2,200	—	4,970	2,459,445	2,464,415
Real estate construction	873	123	481	1,477	540,763	542,240

Commercial real estate lending	3,643	2,323	481	6,447	3,000,208	3,006,655

Total commercial	13,975	7,930	4,236	26,141	7,747,836	7,773,977
Home equity	9,399	2,790	—	12,189	2,445,608	2,457,797
Installment	1,784	808	689	3,281	551,786	555,067

Total retail	11,183	3,598	689	15,470	2,997,394	3,012,864
Residential mortgage	6,320	904	—	7,224	2,880,234	2,887,458

Total consumer	17,503	4,502	689	22,694	5,877,628	5,900,322

Total accruing loans	$31,478	$12,432	$4,925	$48,835	$13,625,464	$13,674,299

Nonaccrual loans
Commercial and industrial	$5,374	$6,933	$20,792	$33,099	$22,976	$56,075
Commercial real estate - owner occupied	2,190	185	19,724	22,099	13,619	35,718
Lease financing	—	—	858	858	9,786	10,644

Commercial and business lending	7,564	7,118	41,374	56,056	46,381	102,437
Commercial real estate - investor	2,332	2,730	31,529	36,591	62,761	99,352
Real estate construction	36	482	18,625	19,143	22,663	41,806

Commercial real estate lending	2,368	3,212	50,154	55,734	85,424	141,158

Total commercial	9,932	10,330	91,528	111,790	131,805	243,595
Home equity	2,818	2,408	34,976	40,202	6,705	46,907
Installment	403	373	599	1,375	1,340	2,715

Total retail	3,221	2,781	35,575	41,577	8,045	49,622
Residential mortgage	1,981	4,301	43,153	49,435	14,120	63,555

Total consumer	5,202	7,082	78,728	91,012	22,165	113,177

Total nonaccrual loans	$15,134	$17,412	$170,256	$202,802	$153,970	$356,772

Total loans
Commercial and industrial	$8,887	$12,163	$24,547	$45,597	$3,679,139	$3,724,736
Commercial real estate - owner occupied	8,978	489	19,724	29,191	1,057,638	1,086,829
Lease financing	31	73	858	962	57,232	58,194

Commercial and business lending	17,896	12,725	45,129	75,750	4,794,009	4,869,759
Commercial real estate - investor	5,102	4,930	31,529	41,561	2,522,206	2,563,767
Real estate construction	909	605	19,106	20,620	563,426	584,046

Commercial real estate lending	6,011	5,535	50,635	62,181	3,085,632	3,147,813

Total commercial	23,907	18,260	95,764	137,931	7,879,641	8,017,572
Home equity	12,217	5,198	34,976	52,391	2,452,313	2,504,704
Installment	2,187	1,181	1,288	4,656	553,126	557,782

Total retail	14,404	6,379	36,264	57,047	3,005,439	3,062,486
Residential mortgage	8,301	5,205	43,153	56,659	2,894,354	2,951,013

Total consumer	22,705	11,584	79,417	113,706	5,899,793	6,013,499

Total loans	$46,612	$29,844	$175,181	$251,637	$13,779,434	$14,031,071

*	The recorded investment in loans past due 90 days or more and still accruing totaled $5 million at December 31, 2011 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at June 30, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
Loans with a related allowance	($ in Thousands)
Commercial and industrial	$64,623	$76,995	$15,131	$66,708	$1,373
Commercial real estate - owner occupied	24,218	30,128	6,674	25,510	294
Lease financing	1,290	1,290	214	1,348	—

Commercial and business lending	90,131	108,413	22,019	93,566	1,667
Commercial real estate - investor	98,719	127,560	17,976	101,366	1,542
Real estate construction	25,475	35,392	6,793	26,282	257

Commercial real estate lending	124,194	162,952	24,769	127,648	1,799

Total commercial	214,325	271,365	46,788	221,214	3,466
Home equity	48,737	55,225	26,760	50,221	768
Installment	3,826	4,211	2,403	3,985	85

Total retail	52,563	59,436	29,163	54,206	853
Residential mortgage	73,252	79,902	14,785	74,024	886

Total consumer	125,815	139,338	43,948	128,230	1,739

Total loans	$340,140	$410,703	$90,736	$349,444	$5,205

Loans with no related allowance
Commercial and industrial	$9,887	$15,131	$—	$11,316	$77
Commercial real estate - owner occupied	16,314	19,282	—	17,099	178
Lease financing	6,970	6,970	—	7,986	—

Commercial and business lending	33,171	41,383	—	36,401	255
Commercial real estate - investor	39,412	54,631	—	41,868	20
Real estate construction	16,766	32,336	—	17,611	9

Commercial real estate lending	56,178	86,967	—	59,479	29

Total commercial	89,349	128,350	—	95,880	284
Home equity	2,270	2,500	—	2,271	2
Installment	—	—	—	—	—

Total retail	2,270	2,500	—	2,271	2
Residential mortgage	8,342	9,100	—	8,718	25

Total consumer	10,612	11,600	—	10,989	27

Total loans	$99,961	$139,950	$—	$106,869	$311

Total
Commercial and industrial	$74,510	$92,126	$15,131	$78,024	$1,450
Commercial real estate - owner occupied	40,532	49,410	6,674	42,609	472
Lease financing	8,260	8,260	214	9,334	—

Commercial and business lending	123,302	149,796	22,019	129,967	1,922
Commercial real estate - investor	138,131	182,191	17,976	143,234	1,562
Real estate construction	42,241	67,728	6,793	43,893	266

Commercial real estate lending	180,372	249,919	24,769	187,127	1,828

Total commercial	303,674	399,715	46,788	317,094	3,750
Home equity	51,007	57,725	26,760	52,492	770
Installment	3,826	4,211	2,403	3,985	85

Total retail	54,833	61,936	29,163	56,477	855
Residential mortgage	81,594	89,002	14,785	82,742	911

Total consumer	136,427	150,938	43,948	139,219	1,766

Total loans	$440,101	$550,653	$90,736	$456,313	$5,516

*	Interest income recognized included $4 million of interest income recognized on accruing restructured loans for the six months ended June 30, 2012.

The following table presents impaired loans at December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
Loans with a related allowance	($ in Thousands)
Commercial and industrial	$57,380	$65,945	$15,307	$65,042	$2,265
Commercial real estate - owner occupied	27,456	31,221	7,570	28,938	587
Lease financing	1,176	1,176	195	1,792	40

Commercial and business lending	86,012	98,342	23,072	95,772	2,892
Commercial real estate - investor	101,704	117,469	25,001	107,153	3,552
Real estate construction	30,100	38,680	9,185	35,411	1,220

Commercial real estate lending	131,804	156,149	34,186	142,564	4,772

Total commercial	217,816	254,491	57,258	238,336	7,664
Home equity	52,756	58,221	30,836	56,069	1,909
Installment	3,730	4,059	2,021	4,135	217

Total retail	56,486	62,280	32,857	60,204	2,126
Residential mortgage	74,415	81,215	14,664	77,987	2,197

Total consumer	130,901	143,495	47,521	138,191	4,323

Total loans	$348,717	$397,986	$104,779	$376,527	$11,987

Loans with no related allowance
Commercial and industrial	$21,247	$27,631	$—	$23,514	$532
Commercial real estate - owner occupied	16,400	20,426	—	18,609	200
Lease financing	9,468	9,468	—	11,436	—

Commercial and business lending	47,115	57,525	—	53,559	732
Commercial real estate - investor	41,065	63,872	—	50,936	242
Real estate construction	22,683	41,636	—	30,937	330

Commercial real estate lending	63,748	105,508	—	81,873	572

Total commercial	110,863	163,033	—	135,432	1,304
Home equity	3,101	5,087	—	3,314	6
Installment	—	—	—	—	—

Total retail	3,101	5,087	—	3,314	6
Residential mortgage	7,255	7,806	—	7,376	117

Total consumer	10,356	12,893	—	10,690	123

Total loans	$121,219	$175,926	$—	$146,122	$1,427

Total
Commercial and industrial	$78,627	$93,576	$15,307	$88,556	$2,797
Commercial real estate - owner occupied	43,856	51,647	7,570	47,547	787
Lease financing	10,644	10,644	195	13,228	40

Commercial and business lending	133,127	155,867	23,072	149,331	3,624
Commercial real estate - investor	142,769	181,341	25,001	158,089	3,794
Real estate construction	52,783	80,316	9,185	66,348	1,550

Commercial real estate lending	195,552	261,657	34,186	224,437	5,344

Total commercial	328,679	417,524	57,258	373,768	8,968
Home equity	55,857	63,308	30,836	59,383	1,915
Installment	3,730	4,059	2,021	4,135	217

Total retail	59,587	67,367	32,857	63,518	2,132
Residential mortgage	81,670	89,021	14,664	85,363	2,314

Total consumer	141,257	156,388	47,521	148,881	4,446

Total loans	$469,936	$573,912	$104,779	$522,649	$13,414

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2011.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. Based on the above, the Corporation had a $35 million recorded investment in loans modified in a troubled debt restructuring for the six months ended June 30, 2012, of which, $19 million were restored to accrual status and $16 million remain in nonaccrual pending a sustained period of repayment performance.

As of June 30, 2012 and December 31, 2011, there were $86 million and $87 million, respectively, of nonaccrual restructured loans, and $122 million and $113 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	June 30, 2012		December 31, 2011
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$28,399	$16,204	$22,552	$12,211
Commercial real estate - owner occupied	7,115	12,125	8,138	9,706
Commercial real estate - investor	49,325	28,004	43,417	30,303
Real estate construction	5,838	12,782	10,977	14,253
Home equity	9,471	5,287	8,950	6,268
Installment	779	1,059	1,015	1,163
Residential mortgage	21,302	10,934	18,115	13,589

Total	$122,229	$86,395	$113,164	$87,493

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and six months ended June 30, 2012, and the recorded investment and unpaid principal balance as of June 30, 2012.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	19	$5,525	$9,342	63	$13,297	$17,961
Commercial real estate - owner occupied	10	2,753	2,857	19	6,158	6,717
Commercial real estate - investor	18	7,526	7,964	26	10,302	10,751
Real estate construction	3	388	392	6	1,138	1,475
Home equity	8	311	320	22	939	954
Installment	3	87	87	6	118	118
Residential mortgage	5	660	683	13	2,768	2,872

Total	66	$17,250	$21,645	155	$34,720	$40,848

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), principal reduction, or some combination of these concessions. During the three and six months ended June 30, 2012, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions for the three and six months ended June 30, 2012.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2012, as well as the recorded investment in these restructured loans as of June 30, 2012.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	9	$1,157	15	$1,981
Commercial real estate - investor	9	5,770	13	7,053
Real estate construction	5	1,830	6	1,848
Home equity	4	254	6	314
Installment	2	334	2	333
Residential mortgage	6	584	6	584

Total	35	$9,929	48	$12,113

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 7: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its annual impairment testing in May 2012. Management also assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for all of the reported segments. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. There were no impairment charges recorded in 2011, or through June 30, 2012. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

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

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831
Accumulated amortization	(32,430)	(30,815)

Net book value	$9,401	$11,016

Amortization during the period	$1,615	$3,695

Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(11,360)	(10,877)

Net book value	$7,923	$8,406

Amortization during the period	$483	$1,019

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. The Corporation recorded an other-than-temporary impairment of $12 million on mortgage servicing rights by reducing the capitalized costs and the valuation allowance on mortgage servicing rights during the first quarter of 2012 due to the uncertainty of the recoverability of the valuation allowance on mortgage servicing rights associated with the long-term, consistently low rate environment. See Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 12, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$75,855	$84,209
Additions	13,147	17,476
Amortization	(11,775)	(25,830)
Other-than-temporary impairment	(12,122)	—

Mortgage servicing rights at end of period	$65,105	$75,855

Valuation allowance at beginning of period	(27,703)	(20,300)
Additions, net	(2,036)	(7,403)
Other-than-temporary impairment	12,122	—

Valuation allowance at end of period	(17,617)	(27,703)

Mortgage servicing rights, net	$47,488	$48,152

Fair value of mortgage servicing rights	$47,488	$48,152
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	7,511,000	7,321,000
Mortgage servicing rights, net to servicing portfolio	0.63%	0.66%
Mortgage servicing rights expense(1)	$13,811	$33,233

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2012. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Six months ending December 31, 2012	$1,600	$500	$8,500
Year ending December 31, 2013	3,100	900	13,400
Year ending December 31, 2014	2,900	900	9,900
Year ending December 31, 2015	1,400	800	7,400
Year ending December 31, 2016	300	800	5,700
Year ending December 31, 2017	100	800	4,500

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities less than one year) and long-term funding (funding with original contractual maturities greater than one year) was as follows.

	June 30, 2012	December 31, 2011
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$41,170	$154,730
Securities sold under agreements to repurchase	1,212,100	1,359,755
Federal Home Loan Bank (“FHLB”) advances	1,400,000	1,000,000

Total short-term funding	$2,653,270	$2,514,485

Long-Term Funding
FHLB advances	$500,398	$500,476
Senior notes, at par	430,000	430,000
Subordinated debt, at par	25,821	25,821
Junior subordinated debentures, at par	185,567	211,340
Other long-term funding and capitalized costs	8,943	9,434

Total long-term funding	$1,150,729	$1,177,071

Total Short and Long-Term Funding	$3,803,999	$3,691,556

Short-term funding: The FHLB advances included in short-term funding are those with original contractual maturities of less than one year. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily.

FHLB advances: At both June 30, 2012, and December 31, 2011, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.79%. These advances all had fixed contractual rates at both June 30, 2012, and December 31, 2011.

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

Junior subordinated debentures: As of June 30, 2012, the Corporation owned 100% of the common securities of three trusts: ASBC Capital I, SFSC Capital I, and SFSC Capital II (the “Trusts”). The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Corporation (or assumed by the Corporation in connection with an acquisition). The junior subordinated debentures are the sole assets of the Trusts. In the consolidated balance sheets, the junior subordinated debentures issued by the Corporation to the Trusts are reported as long-term funding and the common securities of the Trusts, all of which are owned by the Corporation, are included in other assets.

The following table provides a summary of the Corporation’s junior subordinated debentures as of June 30, 2012 and December 31, 2011. The Corporation redeemed $26 million of the ASBC Capital I junior subordinated debentures during the second quarter of 2012.

($ in Thousands)	Related Trust Common Securities	Trust Preferred Securities	Junior Subordinated Debentures, at par	Rate Structure	Contractual Rate	Maturity Date	Earliest Redemption Date
June 30, 2012:
ASBC Capital I	$4,639	$150,000	$154,639	Fixed	7.625%	06/2032	05/2007
SFSC Capital I	464	15,000	15,464	L+3.45	3.920%	11/2032	Quarterly
SFSC Capital II	464	15,000	15,464	L+2.80	3.270%	04/2034	Quarterly

Total	$5,567	$180,000	$185,567

December 31, 2011:
ASBC Capital I	$5,412	$175,000	$180,412	Fixed	7.625%	06/2032	05/2007
SFSC Capital I	464	15,000	15,464	L+3.45	3.910%	11/2032	Quarterly
SFSC Capital II	464	15,000	15,464	L+2.80	3.230%	04/2034	Quarterly

Total	$6,340	$205,000	$211,340

NOTE 9: Income Taxes

For the first half of 2012, the Corporation recognized income tax expense of $42 million, compared to income tax expense of $17 million for the first half of 2011. The effective tax rate was 32.61% for the first half of 2012, compared to an effective tax rate of 23.40% for the first half of 2011. The change in income tax expense and the effective tax rate was primarily due to the increased level of pretax income between the comparable six-month periods. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

NOTE 10: Derivative and Hedging Activities

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $73 million of investment securities as collateral at June 30, 2012, and pledged $85 million of investment securities as collateral at December 31, 2011.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 12, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
June 30, 2012
Interest rate swap - Federal funds purchased and securities sold under agreements to repurchase	$100,000	$(518)	Other liabilities	0.17%	3.04%	2 months

December 31, 2011
Interest rate swap - Federal funds purchased and securities sold under agreements to repurchase	$100,000	$(2,011)	Other liabilities	0.07%	3.04%	8 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

($ in Thousands)	Amount of Gain / (Loss) Recognized in OCI on Derivatives (Effective Portion)	Category of (Gain) / Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) / Loss Reclassified from AOCI into Income (Effective Portion)	Category of Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Gross Amount of Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Six Months Ended June 30, 2012		Interest Expense		Interest Expense
Interest rate swap - Federal funds purchased and securities sold under agreements to repurchase	$(14)	Federal funds purchased and securities sold under agreements to repurchase	$1,458	Federal funds purchased and securities sold under agreements to repurchase	$33

Six Months Ended June 30, 2011		Interest Expense		Interest Expense
Interest rate swap - Federal funds purchased and securities sold under agreements to repurchase	$(374)	Federal funds purchased and securities sold under agreements to repurchase	$2,962	Federal funds purchased and securities sold under agreements to repurchase	$(6)

Cash flow hedges

The Corporation has variable-rate short-term funding which exposes the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate funding. In the third quarter of 2011, one interest rate swap agreement for $100 million matured. Hedge effectiveness is determined using regression analysis. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on Federal funds purchased and securities sold under agreements to repurchase (i.e., the line item in which the hedged cash flows are recorded). At June 30, 2012, accumulated other comprehensive income included a deferred after-tax net loss of $0.1 million related to these derivatives, compared to a deferred after-tax net loss of $1 million at December 31, 2011. The net after-tax derivative loss included in accumulated other comprehensive income at June 30, 2012, is projected to be reclassified into net interest income in conjunction with the recognition of interest payments on the variable-rate, short-term funding through September 2012.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
June 30, 2012
Interest rate-related instruments - customer and mirror	$1,661,031	$72,752	Other assets	1.50%	1.50%	44 months
Interest rate-related instruments - customer and mirror	1,661,031	(79,499)	Other liabilities	1.50	1.50	44 months
Interest rate lock commitments (mortgage)	484,999	11,192	Other assets	—	—	—
Forward commitments (mortgage)	448,000	(2,921)	Other liabilities	—	—	—
Foreign currency exchange forwards	42,749	732	Other assets	—	—	—
Foreign currency exchange forwards	40,726	(608)	Other liabilities	—	—	—
Purchased options (time deposit)	98,423	4,035	Other assets	—	—	—
Written options (time deposit)	98,423	(4,035)	Other liabilities	—	—	—

December 31, 2011
Interest rate-related instruments - customer and mirror	$1,563,831	$71,143	Other assets	1.66%	1.66%	45 months
Interest rate-related instruments - customer and mirror	1,563,831	(78,064)	Other liabilities	1.66	1.66	45 months
Interest rate lock commitments (mortgage)	235,375	4,571	Other assets	—	—	—
Forward commitments (mortgage)	437,500	(4,771)	Other liabilities	—	—	—
Foreign currency exchange forwards	52,973	2,079	Other assets	—	—	—
Foreign currency exchange forwards	44,107	(1,891)	Other liabilities	—	—	—
Purchased options (time deposit)	54,780	2,854	Other assets	—	—	—
Written options (time deposit)	54,780	(2,854)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate-related instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
		($ in Thousands)
Six Months Ended June 30, 2012
Interest rate-related instruments - customer and mirror, net	Capital market fees, net	$174
Interest rate lock commitments (mortgage)	Mortgage banking, net	6,621
Forward commitments (mortgage)	Mortgage banking, net	1,850
Foreign currency exchange forwards	Capital market fees, net	(64)
Covered call options	Interest on investment securities	469

Six Months Ended June 30, 2011
Interest rate-related instruments - customer and mirror, net	Capital market fees, net	$(3,668)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,386
Forward commitments (mortgage)	Mortgage banking, net	(5,783)
Foreign currency exchange forwards	Capital market fees, net	(12)

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

Other derivatives

During the second quarter of 2012, the Corporation began entering into covered call options. Under covered call options, the Corporation will sell options to a bank or dealer for the right to purchase certain securities held within the Corporation’s investment securities portfolio. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges, and, accordingly, the changes in fair value of these contracts are recognized in interest income. There were no covered call options outstanding as of June 30, 2012.

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

	June 30, 2012	December 31, 2011
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential
mortgage loans held for sale(1)(2)	$4,891,656	$4,561,210
Commercial letters of credit (1)	59,780	47,699
Standby letters of credit (3)	298,587	320,375

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2012 or December 31, 2011.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both June 30, 2012 and December 31, 2011, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of June 30, 2012 and December 31, 2011, the Corporation had a reserve for losses on unfunded commitments totaling $19 million and $15 million, respectively, included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at June 30, 2012 was $34 million, included in other assets on the consolidated balance sheets, compared to $36 million at December 31, 2011. Related to these investments, the Corporation had remaining commitments to fund of $17 million at June 30, 2012 and $15 million at December 31, 2011.

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

A lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010. The suit alleges that the Bank unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The lawsuit asserts claims for a multi-year period and is styled as a putative class action lawsuit on behalf of consumer banking customers of the Bank with the certification of the class pending. In April 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. The Bank is a member, along with many other banking institutions, of the Fourth Tranche of defendants in this case. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. In the second quarter of 2012, the Bank settled with an insurer for $2.5 million as contribution to the settlement amount and received approximately $1.5 million as partial reimbursement for defense costs. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement is a result of our evaluation of the cost of fully litigating the matter and the time and expense of resources needed to administer the litigation. The settlement amount was previously accrued for in the financial statements.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation has a Visa indemnification liability (included in other liabilities on the consolidated balance sheets) totaling $2 million at both June 30, 2012 and December 31, 2011. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s interest in this escrow account (included in other assets on the consolidation balance sheets) was $2 million at both June 30, 2012 and December 31, 2011. See section, “Recent Developments,” within Part I, Item II for updates related to the Visa litigation.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2012, and

December 31, 2011, there were approximately $51 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2012 and December 31, 2011, there were $386 million and $475 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been insignificant historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (“PMI”) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. At June 30, 2012, the Corporation’s potential risk exposure was approximately $19 million. The Corporation’s estimated liability for reinsurance losses, including estimated losses incurred but not yet reported, was $9 million and $8 million at June 30, 2012 and December 31, 2011, respectively.

Regulatory Matters

During the first quarter of 2012, the Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order required the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has not been informed that this action includes the assessment of a civil money penalty. The Bank has been working cooperatively with the OCC to address the OCC’s BSA concerns.

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

During 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments also clarified the Board’s intent about the application of existing fair value measurement and disclosure requirements. As a result, certain prior period reclassifications and disclosures have been made to conform to the new requirements. The Corporation now classifies impaired loans as a Level 3 fair value measurement, compared to a Level 2 fair value measurement in prior periods and non-maturity deposits (i.e., noninterest-bearing demand, savings, interest-bearing demand, and money market deposits) are now classified as a Level 3 fair value measurement, compared to a Level 1 fair value measurement in prior periods. The prior periods have been reclassified to reflect these changes. These reclassifications had no impact on the Corporation’s consolidated results of operations, financial position, or liquidity.

Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, certain Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include certain Federal agency securities, obligations of state and political subdivisions, mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include trust preferred securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 5, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2012, and December 31, 2011, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Federal agency securities	7	7	—	—
Obligations of state and political subdivisions (municipal securities)	835,136	—	835,136	—
Residential mortgage-related securities	3,428,973	—	3,428,973	—
Commercial mortgage-related securities	21,407	—	21,407	—
Asset-backed securities	139,164	—	139,164	—
Other securities (debt and equity)	95,745	5,616	89,248	881

Total investment securities available for sale	$4,521,436	$6,627	$4,513,928	$881
Derivatives (trading and other assets)	$88,711	$—	$77,519	$11,192
Liabilities:
Derivatives (trading and other liabilities)	$87,581	$—	$84,660	$2,921

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1,001	$—	$—
Federal agency securities	24,049	41	24,008	—
Obligations of state and political subdivisions (municipal securities)	847,246	—	847,246	—
Residential mortgage-related securities	3,785,590	—	3,785,590	—
Commercial mortgage-related securities	18,543	—	18,543	—
Asset-backed securities	187,732	—	187,732	—
Other securities (debt and equity)	73,322	11,659	60,807	856

Total investment securities available for sale	$4,937,483	$12,701	$4,923,926	$856
Derivatives (trading and other assets)	$80,647	$—	$76,076	$4,571
Liabilities:
Derivatives (trading and other liabilities)	$89,591	$—	$84,820	$4,771

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2011 and the six months ended June 30, 2012, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Investment Securities Available for Sale	Derivative Financial Instruments
Balance December 31, 2010	$1,672	$5,539
Total net losses included in income:
Impairment losses on investment securities	(816)	—
Mortgage derivative loss	—	(5,739)

Balance December 31, 2011	$856	$(200)

Total net gains included in income:
Mortgage derivative gain	—	8,471
Total net gains included in other comprehensive income:
Unrealized investment securities gains	25	—

Balance June 30, 2012	$881	$8,271

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2012, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Investment securities available for sale – other securities (debt and equity): In valuing the investment securities available for sale classified within Level 3, the Corporation utilized a discounted cash flow model and incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities. The significant unobservable input used within the discounted cash flow analysis was the discount rate, which was based on the 3 month LIBOR forward curve (the 3 month LIBOR forward ranged from 0.45% to 2.86%) plus the investment security spread, at June 30, 2012.

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio is calculated by our secondary marketing system taking into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed in the Corporation’s Mortgage Secondary Marketing Department for reasonableness and reported to Mortgage Risk Management Committee. At June 30, 2012, the closing ratio was 83%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in discounts of 0% to 50%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 23.1% and 9.7% at June 30, 2012, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from Treasury and Consumer Banking to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Associated Mortgage Group Risk Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third party on an annual basis.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	June 30, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$157,481	$—	$157,481	$—
Impaired loans (1)	158,547	—	—	158,547
Mortgage servicing rights	47,488	—	—	47,488

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$249,195	$—	$249,195	$—
Impaired loans (1)	178,669	—	—	178,669
Mortgage servicing rights	48,152	—	—	48,152

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first half of 2012 and the full year 2011, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $26 million for the first half of 2012 and $54 million for the year ended December 31, 2011, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $5 million, $4 million, and $9 million to asset losses, net for the six months ended June 30, 2012 and 2011, and the year ended December 31, 2011, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at June 30, 2012 and December 31, 2011, were as follows.

	June 30, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$414,760	$414,760	$414,760	$—	$—
Interest-bearing deposits in other financial institutions	180,050	180,050	180,050	—	—
Federal funds sold and securities purchased under agreements to resell	3,800	3,800	3,800	—	—
Investment securities available for sale	4,521,436	4,521,436	6,627	4,513,928	881
FHLB and Federal Reserve Bank stocks	176,041	176,041	—	176,041	—
Loans held for sale	157,481	157,481	—	157,481	—
Loans, net	14,366,244	14,094,293	—	—	14,094,293
Bank owned life insurance	550,058	550,058	—	550,058	—
Accrued interest receivable	64,176	64,176	64,176	—	—
Interest rate-related agreements (1)	72,752	72,752	—	72,752	—
Foreign currency exchange forwards	732	732	—	732	—
Interest rate lock commitments to originate residential mortgage loans held for sale	11,192	11,192	—	—	11,192
Purchased options (time deposit)	4,035	4,035	—	4,035	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$12,892,508	$12,892,508	$—	$—	$12,892,508
Brokered CDs and other time deposits	2,214,363	2,214,363	—	2,214,363	—
Short-term funding	2,653,270	2,653,270	—	2,653,270	—
Long-term funding	1,150,729	1,207,272	—	1,207,272	—
Accrued interest payable	11,330	11,330	11,330	—	—
Interest rate-related agreements (1)	80,017	80,017	—	80,017	—
Foreign currency exchange forwards	608	608	—	608	—
Standby letters of credit (2)	3,563	3,563	—	3,563	—
Forward commitments to sell residential mortgage loans	2,921	2,921	—	—	2,921
Written options (time deposit)	4,035	4,035	—	4,035	—

	December 31, 2011
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$454,958	$454,958	$454,958	$—	$—
Interest-bearing deposits in other financial institutions	154,562	154,562	154,562	—	—
Federal funds sold and securities purchased under agreements to resell	7,075	7,075	7,075	—	—
Investment securities available for sale	4,937,483	4,937,483	12,701	4,923,926	856
FHLB and Federal Reserve Bank stocks	191,188	191,188	—	191,188	—
Loans held for sale	249,195	255,201	—	255,201	—
Loans, net	13,652,920	12,751,626	—	—	12,751,626
Bank owned life insurance	544,764	544,764	—	544,764	—
Accrued interest receivable	68,920	68,920	68,920	—	—
Interest rate-related agreements (1)	71,143	71,143	—	71,143	—
Foreign currency exchange forwards	2,079	2,079	—	2,079	—
Interest rate lock commitments to originate residential mortgage loans held for sale	4,571	4,571	—	—	4,571
Purchased options (time deposit)	2,854	2,854	—	2,854	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$12,363,287	$12,363,287	$—	$—	$12,363,287
Brokered CDs and other time deposits	2,727,368	2,727,368	—	2,727,368	—
Short-term funding	2,514,485	2,514,485	—	2,514,485	—
Long-term funding	1,177,071	1,309,687	—	1,309,687	—
Accrued interest payable	15,931	15,931	15,931	—	—
Interest rate-related agreements (1)	80,075	80,075	—	80,075	—
Foreign currency exchange forwards	1,891	1,891	—	1,891	—
Standby letters of credit (2)	3,648	3,648	—	3,648	—
Forward commitments to sell residential mortgage loans	4,771	4,771	—	—	4,771
Written options (time deposit)	2,854	2,854	—	2,854	—

(1)	At both June 30, 2012 and December 31, 2011, the notional amount of cash flow hedge interest rate swap agreements was $100 million. See Note 10 for information on the fair value of derivative financial instruments.
(2)	At both June 30, 2012 and December 31, 2011, the commitment on standby letters of credit was $0.3 billion. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Deposits - The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of Brokered CDs and other time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. However, if the estimated fair value of Brokered CDs and other time deposits is less than the carrying value, the carrying value is reported as the fair value.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2012 and 2011, and for the full year 2011 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
Components of Net Periodic Benefit Cost	($ in Thousands)
Pension Plan:
Service cost	$2,612	$2,613	$5,225	$5,225	$9,898
Interest cost	1,612	1,589	3,225	3,180	6,414
Expected return on plan assets	(3,557)	(3,220)	(7,115)	(6,440)	(12,896)
Amortization of prior service cost	18	17	35	35	72
Amortization of actuarial loss	640	452	1,280	903	2,024

Total net periodic benefit cost	$1,325	$1,451	$2,650	$2,903	$5,512

Postretirement Plan:
Interest cost	$48	$50	$95	$100	$198
Amortization of prior service cost	42	99	85	198	395

Total net periodic benefit cost	$90	$149	$180	$298	$593

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $10 million to its Pension Plan in the first quarter of 2012.

NOTE 14: Segment Reporting

During the first quarter of 2012, the Corporation implemented a new risk-based internal profitability measurement system which provides strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. As a result of these changes, we have re-organized our business segments to provide enhanced transparency given our new system capabilities. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The reorganization resulted in three reportable segments, in contrast to the two previously reported, with no segment representing more than half of the assets, liabilities or Tier 1 Common Equity of the Corporation as a whole. The three reportable segments are Commercial Banking, Consumer Banking, and Risk Management and Shared Services.

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

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2012, certain organization and methodology changes were made and, accordingly, 2011 results have been restated and presented on a comparable basis.

A description of each business segment is presented below.

Commercial Banking – The Commercial Banking segment offers loans, deposits, and related banking services to businesses (including regional middle market and larger commercial businesses, governments/municipalities, metro or niche markets, and companies with specialized borrowing needs such as financial institutions, or asset-based borrowers), which primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree, insurance related products and services, business credit cards, equipment and machinery leases, and the support to deliver, fund and manage such banking services. To further support business customers and correspondent financial institutions, the Corporation provides safe deposit and night depository services, cash management, risk management, international banking, as well as check clearing, safekeeping, and other banking-based services. The segment competes on the basis of relationship manager performance, commitment to local markets and market competitive pricing. This segment focuses on optimizing the go to market approach with emphasis on market alignment, relationship banking and sales excellence.

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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Six Months Ended June 30, 2012
Net interest income	$139,348	$157,776	$11,811	$308,935
Noninterest income	38,548	107,559	8,290	154,397

Total revenue	177,896	265,335	20,101	463,332
Credit provision *	22,318	9,775	(32,093)	—
Noninterest expense	106,361	212,803	16,628	335,792
Income before income taxes	49,217	42,757	35,566	127,540
Income tax expense	17,226	14,965	9,399	41,590
Net income	$31,991	$27,792	$26,167	$85,950
Return on average allocated capital (ROT1CE) **	8.5%	9.5%	10.1%	9.2%

Six Months Ended June 30, 2011
Net interest income	$127,003	$167,198	$13,645	$307,846
Noninterest income	43,914	83,788	4,889	132,591

Total revenue	170,917	250,986	18,534	440,437
Credit provision *	19,635	8,780	18,585	47,000
Noninterest expense	95,246	216,684	6,786	318,716
Income (loss) before income taxes	56,036	25,522	(6,837)	74,721
Income tax expense (benefit)	19,613	8,932	(11,059)	17,486
Net income	$36,423	$16,590	$4,222	$57,235
Return on average allocated capital (ROT1CE) **	10.0%	6.2%	(5.9)%	4.9%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 2Q 2012
Average earning assets	$7,228,587	$7,205,121	$4,945,180	$19,378,888
Average loans	7,224,167	7,205,121	27,234	14,456,522
Average deposits	4,324,892	9,431,508	1,269,225	15,025,625
Average allocated capital (T1CE) **	$753,140	$589,417	$470,127	$1,812,684

Average Balances for YTD 2Q 2011
Average earning assets	$6,142,152	$6,683,176	$6,539,620	$19,364,948
Average loans	6,138,171	6,683,176	18,942	12,840,289
Average deposits	3,281,432	9,511,089	1,356,097	14,148,618
Average allocated capital (T1CE) **	$731,382	$538,070	$407,632	$1,677,084

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends and discount accretion.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended June 30, 2012
Net interest income	$69,260	$77,423	$7,584	$154,267
Noninterest income	19,267	54,107	2,577	75,951

Total revenue	88,527	131,530	10,161	230,218
Credit provision *	11,431	4,848	(16,279)	—
Noninterest expense	52,617	106,110	7,303	166,030
Income before income taxes	24,479	20,572	19,137	64,188
Income tax expense	8,568	7,200	5,103	20,871
Net income	$15,911	$13,372	$14,034	$43,317
Return on average allocated capital (ROT1CE) **	8.4%	9.2%	10.8%	9.3%

Three Months Ended June 30, 2011
Net interest income	$63,060	$83,445	$7,618	$154,123
Noninterest income	20,889	40,102	595	61,586

Total revenue	83,949	123,547	8,213	215,709
Credit provision *	9,898	4,430	1,672	16,000
Noninterest expense	47,225	107,945	547	155,717
Income before income taxes	26,826	11,172	5,994	43,992
Income tax expense (benefit)	9,389	3,910	(3,689)	9,610
Net income	$17,437	$7,262	$9,683	$34,382
Return on average allocated capital (ROT1CE) **	9.6%	5.4%	0.8%	6.1%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 2Q 2012
Average earning assets	$7,379,242	$7,194,285	$4,812,519	$19,386,046
Average loans	7,373,456	7,194,285	34,861	14,602,602
Average deposits	4,279,033	9,449,124	1,322,527	15,050,684
Average allocated capital (T1CE) **	$765,670	$585,984	$473,787	$1,825,441

Average Balances for 2Q 2011
Average earning assets	$6,236,243	$6,749,142	$6,445,907	$19,431,292
Average loans	6,231,238	6,749,142	24,524	13,004,904
Average deposits	3,170,140	9,583,298	1,299,251	14,052,689
Average allocated capital (T1CE) **	$727,270	$540,814	$420,146	$1,688,230

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends and discount accretion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference into this report. These forward-looking statements include statements with respect to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by the Corporation with the Securities and Exchange Commission, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

The Corporation conducted its annual impairment testing in May 2012. In addition, management assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test during 2011 indicated that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step two analysis was not required.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at June 30, 2012 (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $6 million (or 13%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 16%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. As a result of the pre-tax losses incurred during 2009 and 2010, the Corporation is currently in a cumulative pre-tax loss position for financial statement purposes. The Corporation forecasts to be out of the cumulative loss position by the third quarter of 2012. The cumulative loss represents significant negative evidence in the assessment of whether the deferred tax assets will be realized. However, the Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. In making this determination, the Corporation has considered the positive evidence associated with future taxable income, tax planning strategies, and reversing taxable temporary differences in future periods. Most significantly, the Corporation relied upon its ability to generate future taxable income, exclusive of reversing temporary differences, over a relatively short time period. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See also Note 9, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

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

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 14 of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2012, certain organization and methodology changes were made and, accordingly, 2011 results have been restated and presented on a comparable basis.

Year to Date Segment Review

The Commercial Banking segment consists of lending and deposit gathering to businesses and governmental units and the support to deliver, fund and manage such banking services. The Commercial Banking segment had net income of $32 million in the first half of 2012, down $4 million compared to $36 million for the comparable period in 2011. The Corporation committed resources during the past year to grow this segment, including investments to expand into new markets (Houston, Cincinnati, Indianapolis, and Detroit) and new industry lending segments (power, oil and gas). As a result of these investments, segment revenue grew $7 million to $178 million for the first half of 2012 compared to $171 million for the first half of 2011. The credit provision for loans increased to $22 million for the first half of 2012 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to the first half of 2011. Total noninterest expense for the first half of 2012 was $106 million, up $11 million from $95 million in the comparable period in 2011 as the segment hired additional commercial bankers to support these new markets and to enhance its presence in existing markets. Average loan balances were $7.2 billion for the first half of 2012, up $1.1 billion from an average balance of $6.1 billion during the first half of 2011, and average deposit balances were $4.3 billion for the first half of 2012, up $1.0 billion from average deposits of $3.3 billion during the first half of 2011, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $22 million to $753 million for the first half of 2012 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the first half of 2011.

The Consumer Banking segment consists of lending and deposit gathering to individuals and small businesses and also provides a variety of other wealth management products and services. The Consumer Banking segment had net income of $28 million in the first half of 2012, up $11 million compared to $17 million in the first half of 2011. Earnings increased as segment revenue grew $14 million to $265 million for the first half of 2012 compared to $251 million for the first half of 2011, primarily due to much higher mortgage banking income (up $37 million), offset by lower net interest income as a result of the lower rate environment and lower service charge and card-based fee income. The credit provision for loans increased $1 million to $10 million for the first half of 2012 due to the growth in the segment’s loan balances, partially offset by an improvement in credit quality as compared to the first half of 2011. Total noninterest expense for the first half of 2012 was $213 million, down $4 million from $217 million in the comparable period in 2011 primarily due to a $9 million reduction in FDIC insurance costs, offset by increases in personnel expense of $5 million. Average deposits were $9.4 billion for the first half of 2012, down $80 million from $9.5 billion in the first half of 2011. Average loan balances were $7.2 billion during the first half of 2012, up $522 million from $6.7 billion in the first half of 2011. The segment’s loan growth was primarily in the residential mortgage portfolio as the Corporation continued to retain much of its mortgage production throughout 2011 and into the first half of 2012. Average allocated capital increased $51 million to $589 million for the first half of 2012 reflecting the increase in the segment’s loan balances.

The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Operations and Technology functions. Risk Management and Shared Services had net income of $26 million in the first half of 2012, up $ 22 million compared to $4 million for the comparable period in 2011. The primary components of the increase was a $51 million lower credit provision, reflecting the much lower provision at the consolidated total level, offset by a $10 million increase in expenses due to costs incurred to address certain BSA regulatory compliance issues and other corporate expense items. Average earning asset balances were $4.9 billion for the first half of 2012, down $1.6 billion from an average balance of $6.5 billion during the first half of 2011, reflecting the reduction in the Corporation’s investment portfolio.

Comparable Quarter Segment Review

The Commercial Banking segment had net income of $16 million in the second quarter of 2012, down $1 million compared to $17 million for the comparable quarter in 2011. The Corporation committed resources during the past year to grow this segment, including investments to expand into new markets (Houston, Cincinnati, Indianapolis, and Detroit) and new industry lending segments (power, oil and gas). As a result of these investments, segment revenue, grew $5 million to $89 million for the second quarter of 2012 compared to $84 million for the second quarter of 2011. The credit provision for loans increased $1 million to $11 million for the quarter due to the growth in the segment’s loan balances, offset by improvement in credit quality as compared to the second quarter of 2011. Total noninterest expense for the second quarter of 2012 was $53 million, up $6 million from $47 million in the comparable quarter in 2011 as the segment hired additional commercial bankers to support these new markets and to enhance its presence in existing markets. Average loan balances were $7.4 billion for the second quarter of 2012, up $1.2 billion from an average balance of $6.2 billion during the second quarter of 2011, and average deposit balances were $4.3 billion for the second quarter of 2012, up $1.1 billion from average deposits of $3.2 billion during the second quarter of 2011, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $39 million to $766 million for the second quarter of 2012 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the second quarter of 2011.

The Consumer Banking segment had net income of $13 million in the second quarter of 2012, up $6 million compared to $7 million in the second quarter of 2011. Earnings increased as segment revenue grew $8 million to $132 million for the second quarter of 2012 compared to $124 million for the second quarter of 2011, primarily due to significantly higher mortgage banking income (up $21 million) and smaller deposit service charge and card-based fee income, which was partially offset by decreases in net interest income as a result of the lower interest rate environment in 2012. The credit provision for loans increased $1 million to $5 million for the quarter due to the growth in the segment’s loan balances as compared to the second quarter of 2011. Total noninterest expense for the second quarter of 2012 was $106 million, down $2 million from $108 million in the comparable quarter in 2011 primarily due to a $5 million reduction in FDIC insurance costs, partially offset by a $2 million increase in personnel expense and other net expense increases. Average deposits were $9.4 billion for the second quarter of 2012, down $134 million compared to $9.6 billion in the second quarter of 2011. Average loan balances were $7.2 billion during the second quarter of 2012, up $445 million compared to $6.7 billion in the second quarter of 2011. The segment’s loan growth was primarily in the residential mortgage portfolio as the Corporation continued to retain much of its mortgage production throughout 2011 and into the first quarter of 2012. Average allocated capital increased $45 million to $586 million for the second quarter of 2012 reflecting the increase in the segment’s loan balances.

Risk Management and Shared Services had net income of $14 million in the second quarter of 2012, up $4 million compared to $10 million for the comparable quarter in 2011. The main components of the segment’s increase was primarily due to an $18 million decrease in credit provision reflecting the much lower provision at the consolidated total level, and a $7 million increase in expenses due to higher costs related to addressing certain BSA regulatory compliance issues and other corporate expense items. Average earning asset balances were $4.8 billion for the second quarter of 2012, down $1.6 billion from an average balance of $6.4 billion during the second quarter of 2011, reflecting the reduction in the Corporation’s investment portfolio.

Results of Operations – Summary

The Corporation recorded net income of $86 million for the six months ended June 30, 2012, compared to net income of $57 million for the six months ended June 30, 2011. Net income available to common equity was $83 million for the six months ended June 30, 2012, or net income of $0.48 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the six months ended June 30, 2011, was $41 million, or a net income of $0.24 for both basic and diluted earnings per common share. The net interest margin for the first half of 2012 was 3.31% compared to 3.30% for the first half of 2011.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011
Net income (Quarter)	$43,317	$42,633	$41,125	$41,339	$34,382
Net income (Year-to-date)	85,950	42,633	139,699	98,574	57,235
Net income available to common equity (Quarter)	$42,017	$41,333	$39,825	$34,034	$25,570
Net income available to common equity (Year-to-date)	83,350	41,333	114,869	75,044	41,010
Earnings per common share - basic (Quarter)	$0.24	$0.24	$0.23	$0.20	$0.15
Earnings per common share - basic (Year-to-date)	0.48	0.24	0.66	0.43	0.24
Earnings per common share - diluted (Quarter)	$0.24	$0.24	$0.23	$0.20	$0.15
Earnings per common share - diluted (Year-to-date)	0.48	0.24	0.66	0.43	0.24
Return on average assets (Quarter)	0.80%	0.79%	0.75%	0.75%	0.64%
Return on average assets (Year-to-date)	0.80	0.79	0.65	0.61	0.54
Return on average equity (Quarter)	5.98%	5.93%	5.71%	5.49%	4.63%
Return on average equity (Year-to-date)	5.95	5.93	4.66	4.33	3.75
Return on average common equity (Quarter)	5.93%	5.88%	5.66%	4.88%	3.79%
Return on average common equity (Year-to-date)	5.90	5.88	4.21	3.70	3.08
Return on average Tier 1 common equity (Quarter) (1)	9.26%	9.23%	8.96%	7.83%	6.07%
Return on average Tier 1 common equity (Year-to-date) (1)	9.25	9.23	6.71	5.92	4.92
Efficiency ratio (Quarter) (2)	72.30%	72.84%	77.05%	71.55%	72.18%
Efficiency ratio (Year-to-date)(2)	72.57	72.84	73.33	72.08	72.35
Efficiency ratio, fully taxable equivalent (Quarter)(2)	69.21%	70.16%	74.67%	68.73%	69.38%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	69.69	70.16	70.66	69.32	69.62
Net interest margin (Quarter)	3.30%	3.31%	3.21%	3.23%	3.29%
Net interest margin (Year-to-date)	3.31	3.31	3.26	3.28	3.30

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011	2nd Qtr 2011
Efficiency ratio (Quarter) (a)	72.30%	72.84%	77.05%	71.55%	72.18%
Taxable equivalent adjustment (Quarter)	(1.62)	(1.62)	(1.79)	(1.66)	(1.74)
Asset losses, net (Quarter)	(1.47)	(1.06)	(0.59)	(1.16)	(1.06)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	69.21%	70.16%	74.67%	68.73%	69.38%
Efficiency ratio (Year-to-date)(a)	72.57%	72.84%	73.33%	72.08%	72.35%
Taxable equivalent adjustment (Year-to-date)	(1.62)	(1.62)	(1.72)	(1.70)	(1.72)
Asset losses, net (Year-to-date)	(1.26)	(1.06)	(0.95)	(1.06)	(1.01)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	69.69%	70.16%	70.66%	69.32%	69.62%

a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset gains/losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the six months ended June 30, 2012, was $319 million, which remained relatively flat to the comparable period last year as favorable volume variances (changes in the balances and mix of earning assets and interest-bearing liabilities increased taxable equivalent net interest income by $18 million) were offset by unfavorable rate variances (the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $18 million).

The net interest margin for the first half of 2012 was 3.31%, 1 bp higher than 3.30% for the same period in 2011. This comparable period increase was comprised of a 5 bp improvement in interest rate spread and a 4 bp lower contribution from net free funds. The 5 bp improvement in interest rate spread was the net result of a 22 bp decrease in the cost of interest-bearing liabilities and a 17 bp decrease in the yield on earning assets.

The Federal Reserve left interest rates unchanged during 2011 and the first six months of 2012. For the remainder of 2012, the Corporation anticipates modest pressure on the net interest margin from the continued low rate environment.

The yield on earning assets was 3.83% for the first half of 2012, 17 bp lower than the comparable period last year. Loan yields were down 38 bp, (to 4.14%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 7 bp (to 2.91%), also impacted by the low interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.68% for the first half of 2012 was 22 bp lower than the same period in 2011. Rates on interest-bearing deposits were down 25 bp (to 0.40%, reflecting the low rate environment and a targeted reduction of higher cost deposit products). The cost of short and long-term funding decreased 2 bp (to 1.54%).

Average earning assets were $19.4 billion for the first half of 2012, an increase of $14 million (less than 1%) from the comparable period last year. On average, loan balances increased $1.6 billion, including increases in commercial loans (up $1.2 billion) and residential mortgage loans (up $664 million), while retail loans decreased (down $212 million). Average investment securities and other short-term investments decreased $1.6 billion, reflecting the Corporation’s strategy of funding loan growth primarily through investment securities run-off.

Average interest-bearing liabilities of $14.9 billion for the first half of 2012 were down $164 million (1%) from the first half of 2011. On average, interest-bearing deposits grew $411 million (primarily attributable to a $680 million increase in money market accounts and a $322 million increase in interest-bearing demand deposits, partially offset by a $702 million decrease in time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $466 million. Average short and long-term funding decreased $575 million between the comparable six-month periods, primarily attributable to a decrease in securities sold under agreements to repurchase (“customer funding”) (driven by pricing strategies to shift funds away from customer funding and into more traditional deposit products).

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$4,922,827	$97,569	3.98%	$4,115,687	$88,817	4.35%
Commercial real estate lending	3,253,668	69,345	4.28	2,896,320	64,749	4.50

Total commercial	8,176,495	166,914	4.10	7,012,007	153,566	4.41
Residential mortgage	3,256,480	61,230	3.76	2,592,749	55,179	4.26
Retail	3,023,547	69,979	4.65	3,235,533	80,025	4.97

Total loans	14,456,522	298,123	4.14	12,840,289	288,770	4.52
Investment securities	4,507,200	69,083	3.07	5,773,545	94,351	3.27
Other short-term investments	415,166	2,509	1.21	751,114	2,896	0.77

Investments and other (1)	4,922,366	71,592	2.91	6,524,659	97,247	2.98

Total earning assets	19,378,888	369,715	3.83	19,364,948	386,017	4.00
Other assets, net	2,292,982			2,067,081

Total assets	$21,671,870			$21,432,029

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,069,499	$396	0.07%	$958,629	$571	0.12%
Interest-bearing demand deposits	2,109,947	1,861	0.18	1,788,112	1,369	0.15
Money market deposits	5,774,305	7,302	0.25	5,093,854	8,894	0.35
Time deposits	2,382,435	13,030	1.10	3,084,538	24,316	1.59

Total interest-bearing deposits	11,336,186	22,589	0.40	10,925,133	35,150	0.65
Federal funds purchased and securities sold under agreements to repurchase	1,228,842	1,379	0.23	1,815,669	3,109	0.35
Other short-term funding	1,181,692	2,253	0.38	919,324	4,107	0.90
Total long-term funding	1,174,489	24,002	4.09	1,425,342	25,033	3.52

Total short and long-term funding	3,585,023	27,634	1.54	4,160,335	32,249	1.56

Total interest-bearing liabilities	14,921,209	50,223	0.68	15,085,468	67,399	0.90

Noninterest-bearing demand deposits	3,689,439			3,223,485
Other liabilities	158,468			48,879
Stockholders’ equity	2,902,754			3,074,197

Total liabilities and equity	$21,671,870			$21,432,029

Interest rate spread			3.15%			3.10%
Net free funds			0.16			0.20

Net interest income, taxable equivalent, and net interest margin		$319,492	3.31%		$318,618	3.30%

Taxable equivalent adjustment		10,557			10,772

Net interest income		$308,935			$307,846

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,016,701	$48,584	3.89%	$4,207,786	$44,396	4.23%
Commercial real estate lending	3,320,186	34,843	4.22	2,907,144	32,726	4.51

Total commercial	8,336,887	83,427	4.02	7,114,930	77,122	4.35
Residential mortgage	3,273,873	30,266	3.70	2,657,740	28,032	4.22
Retail	2,991,842	34,468	4.63	3,232,234	40,033	4.96

Total loans	14,602,602	148,161	4.07	13,004,904	145,187	4.47
Investment securities	4,402,800	34,416	3.13	5,689,728	47,359	3.33
Other short-term investments	380,644	1,262	1.33	736,660	1,437	0.78

Investments and other (1)	4,783,444	35,678	2.98	6,426,388	48,796	3.04

Total earning assets	19,386,046	183,839	3.80	19,431,292	193,983	4.00
Other assets, net	2,298,554			2,094,863

Total assets	$21,684,600			$21,526,155

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,109,609	$211	0.08%	$999,748	308	0.12%
Interest-bearing demand deposits	2,105,440	917	0.18	1,811,525	738	0.16
Money market deposits	5,860,043	3,744	0.26	5,039,056	4,206	0.33
Time deposits	2,280,568	5,681	1.00	2,976,685	11,649	1.57

Total interest-bearing deposits	11,355,660	10,553	0.37	10,827,014	16,901	0.63
Federal funds purchased and securities sold under agreements to repurchase	1,114,964	612	0.22	1,920,877	1,600	0.33
Other short-term funding	1,279,319	1,197	0.38	1,029,483	2,036	0.79
Total long-term funding	1,172,063	11,956	4.08	1,484,140	13,991	3.77

Total short and long-term funding	3,566,346	13,765	1.55	4,434,500	17,627	1.59

Total interest-bearing liabilities	14,922,006	24,318	0.65	15,261,514	34,528	0.91
Noninterest-bearing demand deposits	3,695,024			3,225,675
Other liabilities	152,248			62,126
Stockholders’ equity	2,915,322			2,976,840

Total liabilities and equity	$21,684,600			$21,526,155

Interest rate spread			3.15%			3.09%
Net free funds			0.15			0.20

Net interest income, taxable equivalent, and net interest margin		$159,521	3.30%		$159,455	3.29%

Taxable equivalent adjustment		5,254			5,332

Net interest income		$154,267			$154,123

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses for the first half of 2012 was $0, compared to $47 million for the first half of 2011 and $52 million for the full year of 2011. Net charge offs were $45 million for first half of 2012, compared to $98 million for the first half of 2011 and $151 million for the full year of 2011. Annualized net charge offs as a percent of average loans for the first half of 2012 were 0.63%, compared to 1.54% for the first half of 2011 and 1.13% for the full year of 2011. At June 30, 2012, the allowance for loan losses was $333 million, down from $426 million at June 30, 2011 and $378 million at December 31, 2011. The ratio of the allowance for loan losses to total loans was 2.26%, compared to 3.25% at June 30, 2011 and 2.70% at December 31, 2011. Nonaccrual loans at June 30, 2012, were $318 million, compared to $468 million at June 30, 2011, and $357 million at December 31, 2011. See Tables 7 and 8.

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

Noninterest Income

Noninterest income for the first half of 2012 was $154 million, up $22 million (16%) from the first half of 2011. Core fee-based revenue (as defined in Table 3 below) was down $12 million, while mortgage banking, net, was up $36 million. All other noninterest income categories combined were $9 million, down $2 million versus the comparable period last year. For the remainder of 2012, the Corporation expects modest improvement in core fee-based revenues, while the strength in mortgage banking experienced during the first half of 2012 is likely to be reduced going forward.

TABLE 3

Noninterest Income

($ in Thousands)

	2nd Qtr. 2012	2nd Qtr. 2011	Dollar Change	Percent Change	YTD 2012	YTD 2011	Dollar Change	Percent Change
Trust service fees	$10,125	$10,012	$113	1.1%	$19,912	$19,843	$69	0.3%
Service charges on deposit accounts	16,768	19,112	(2,344)	(12.3)	34,810	38,176	(3,366)	(8.8)
Card-based and other nondeposit fees	12,084	15,747	(3,663)	(23.3)	22,963	31,345	(8,382)	(26.7)
Insurance commissions	12,912	11,552	1,360	11.8	24,502	23,318	1,184	5.1
Brokerage and annuity commissions	4,206	4,923	(717)	(14.6)	8,333	9,538	(1,205)	(12.6)

Core fee-based revenue	56,095	61,346	(5,251)	(8.6)	110,520	122,220	(11,700)	(9.6)
Mortgage banking income	26,500	8,031	18,469	230.0	48,200	15,925	32,275	202.7
Mortgage servicing rights expense	9,765	11,351	(1,586)	(14.0)	13,811	17,400	(3,589)	(20.6)

Mortgage banking, net	16,735	(3,320)	20,055	N/M	34,389	(1,475)	35,864	N/M
Capital market fees, net	2,673	(890)	3,563	N/M	6,389	1,488	4,901	N/M
Bank owned life insurance (“BOLI”) income	3,164	3,500	(336)	(9.6)	7,456	7,086	370	5.2
Other	1,705	4,364	(2,659)	(60.9)	3,618	9,871	(6,253)	(63.3)

Subtotal	80,372	65,000	15,372	23.6	162,372	139,190	23,182	16.7
Asset losses, net	(4,984)	(3,378)	(1,606)	47.5	(8,578)	(6,541)	(2,037)	31.1
Investment securities gains (losses), net	563	(36)	599	N/M	603	(58)	661	N/M

Total noninterest income	$75,951	$61,586	$14,365	23.3%	$154,397	$132,591	$21,806	16.4%

N/M – Not meaningful.

Trust service fees were level at $20 million for the comparable six month periods in 2012 and 2011. The market value of average assets under management for the six months ended June 30, 2012 and 2011 was $5.9 billion and $5.8 billion, respectively.

Service charges on deposit accounts were $35 million for the first six months of 2012, down $3 million (9%) from the comparable six month period in 2011. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $4 million to $15 million) due to changes in customer behavior, recent regulatory changes, and changes in deposit account products.

Card-based and other nondeposit fees were $23 million for the first half of 2012, down $8 million (27%) from the first half of 2011, primarily due to lower interchange fees. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 included a provision, the “Durbin Amendment,” which governs the amount banks can charge as interchange fees. The Durbin Amendment negatively impacted the amount the bank charged in interchange fees beginning in the fourth quarter of 2011. Insurance commissions were $25 million for the first half of 2012, up $1 million (5%) from the first half of 2011, primarily due to higher benefit insurance premiums. Brokerage and annuity commissions were $8 million for the first half of 2012, down $1 million (13%) from the first half of 2011, attributable to lower fixed annuity commissions.

Net mortgage banking income was $34 million for the first half of 2012, compared to a net mortgage banking loss of $1 million for the comparable six month period in 2011. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $48 million for the first half of 2012, an increase of $32 million compared to the first half of 2011. This increase was primarily attributable to higher volume of loans sold to the secondary market, resulting in higher gains on sales and related income (up $32 million). Secondary mortgage production was $1.3 billion for the first half of 2012, compared to $541 million for the first half of 2011.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $14 million for the first half of 2012, compared to $17 million for the comparable six month period in 2011, with a $4 million decrease to the valuation reserve (comprised of a $2 million addition to the valuation reserve for the first half of 2012 compared to a $6 million addition to the valuation reserve for the first half of 2011). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At June 30, 2012, the mortgage servicing rights asset, net of its valuation allowance, was $47 million, representing 63 bp of the $7.5 billion servicing portfolio, compared to a net mortgage servicing rights asset of $53 million, representing 72 bp of the $7.4 billion servicing portfolio at June 30, 2011. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $6 million for the first half of 2012, compared to $1 million for the comparable six month period in 2011, primarily due to a favorable change in the credit valuation adjustment from improvements in credit quality. Other income of $4 million was $6 million lower than the first half of 2011, primarily due to a decrease in limited partnership income. Net asset losses of $9 million for 2012 were primarily attributable to a $6 million write-down on software placed into production during the second quarter of 2012, $6 million of losses on sales and other write-downs on other real estate owned, and a $3 million impairment charge on certain limited partnership investments, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois. Net asset losses of $7 million for 2011 were primarily attributable to losses on sales and other write-downs of other real estate owned.

Noninterest Expense

Noninterest expense was $336 million for the first half of 2012, up $17 million (5%) over the comparable six month period in 2011. Personnel expense was up $9 million (5%), while nonpersonnel noninterest expenses were up $8 million (6%) on a combined basis. For the remainder of 2012, the Corporation expects quarterly noninterest expense growth in the low-single-digit range, including the costs of continuing BSA enhancements and footprint upgrades.

TABLE 4

Noninterest Expense

($ in Thousands)

	2nd Qtr. 2012	2nd Qtr. 2011	Dollar Change	Percent Change	YTD 2012	YTD 2011	Dollar Change	Percent Change
Personnel expense	$93,819	$89,526	$4,293	4.8%	$188,100	$178,754	$9,346	5.2%
Occupancy	14,008	12,663	1,345	10.6	29,187	27,938	1,249	4.5
Equipment	5,719	4,969	750	15.1	11,187	9,736	1,451	14.9
Data processing	11,304	7,974	3,330	41.8	20,820	15,508	5,312	34.3
Business development and advertising	5,468	5,652	(184)	(3.3)	10,849	10,595	254	2.4
Other intangible asset amortization	1,049	1,178	(129)	(11.0)	2,098	2,356	(258)	(11.0)
Loan expense	2,948	2,983	(35)	(1.2)	5,858	5,939	(81)	(1.4)
Legal and professional fees	5,657	4,783	874	18.3	15,372	9,265	6,107	65.9
Losses other than loans	2,060	(1,925)	3,985	N/M	5,610	4,372	1,238	28.3
Foreclosure / OREO expense	4,343	6,358	(2,015)	(31.7)	7,705	11,242	(3,537)	(31.5)
FDIC expense	4,778	7,198	(2,420)	(33.6)	9,648	15,442	(5,794)	(37.5)
Other	14,877	14,358	519	3.6	29,358	27,569	1,789	6.5

Total noninterest expense	$166,030	$155,717	$10,313	6.6%	$335,792	$318,716	$17,076	5.4%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $188 million for the first half of 2012, up $9 million (5%) versus the first half of 2011. Average full-time equivalent employees were 4,998 for the first six months of 2012, up 1% from 4,954 for the comparable six month period of 2011. Salary-related expenses increased $7 million (5%). This increase was primarily the result of higher compensation and commissions (up $4 million or 3%, including increases in full-time equivalent employees, merit increases between the years, and higher compensation related to the vesting of stock options and restricted stock grants), and higher performance based incentives (up $3 million or 32%). Fringe benefit expenses were up $2 million (7%) versus the first half of 2011, primarily due to higher employment taxes and benefit plan expenses related to the increased compensation.

Nonpersonnel noninterest expenses on a combined basis were $148 million, up $8 million (6%) compared to the comparable six month period in 2011. Occupancy, equipment and data processing were up $8 million (15%), due to strategic investments in our branch network, systems and infrastructure. Legal and professional fees increased $6 million due to other professional consultant costs related to certain BSA regulatory compliance issues, partially offset by a $1.5 million partial reimbursement for defense costs on the Overdraft litigation (see Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this litigation). Losses other than loans increased $1 million, primarily due to a $6 million increase to the reserve for losses on unfunded commitments, partially offset by a $2.5 million settlement with the Corporation’s insurance carrier towards the Overdraft litigation as well as a year-over-year decrease in the level of litigation expenses related to the Overdraft litigation. Foreclosure / OREO expenses of $8 million decreased $4 million, primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. FDIC expense decreased $6 million (38%) due to a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment). All remaining noninterest expense categories on a combined basis were up $2 million (4%) compared to the first half of 2011.

Income Taxes

For the first half of 2012, the Corporation recognized income tax expense of $42 million, compared to income tax expense of $17 million for the first half of 2011. The effective tax rate was 32.61% for the first half of 2012, compared to an effective tax rate of 23.40% for the first half of 2011. The change in income tax and the effective tax rate was primarily due to the increased level of pretax income between the comparable six-month periods. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

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

Balance Sheet

At June 30, 2012, total assets were $22.1 billion, up $157 million from December 31, 2011. Loans of $14.7 billion at June 30, 2012, were up $668 million from December 31, 2011, with increases in commercial and business lending (up $386 million), commercial real estate lending (up $275 million), and residential mortgage loans (up $129 million), offset by a $122 million decrease in retail loans. The Corporation expects a pace of approximately 3% quarterly loan growth for the remainder of 2012. Investment securities available for sale were $4.5 billion, down $416 million from year end 2011 (primarily due to calls and maturities of mortgage-related and Federal agency securities during the first half of 2012), as the Corporation continued the strategy of funding loan growth with run-off from the investment securities portfolio.

At June 30, 2012, total deposits of $15.1 billion were relatively unchanged from December 31, 2011 (up $16 million). Since December 31, 2011, money market deposits increased $672 million, while other time deposits declined $351 million and brokered CDs decreased $162 million, reflecting the Corporation’s continued strategy for reducing its utilization of network transaction deposits and brokered deposits. Noninterest-bearing demand deposits decreased to $3.9 billion and represented 26% of total deposits, unchanged from December 31, 2011. Short and long-term funding of $3.8 billion was up $112 million since year-end 2011, with an increase of $139 million in short-term funding partially offset by the repayment of $26 million of junior subordinated debentures.

Since June 30, 2011, loans increased $1.6 billion, with commercial loans up $1.5 billion and residential mortgage loans up $387 million, offset by a $243 million decline in retail loans. Since June 30, 2011, deposits increased $1.0 billion, primarily attributable to an $840 million increase in money market deposits and a $656 million increase in noninterest-bearing demand deposits, partially offset by a $436 million decrease in other time deposits and a $276 million decrease in brokered CDs. Given the increase in deposit balances, short and long-term funding declined $936 million, including an $866 million decrease in customer funding and the repayments of $142 million of subordinated debt and $26 million of junior subordinated debentures, partially offset by the issuance of $130 million of senior notes.

TABLE 5

Period End Loan Composition

($ in Thousands)

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$4,076,370	28%	$3,719,016	26%	$3,724,736	27%	$3,360,502	25%	$3,202,301	24%
Commercial real estate - owner occupied	1,116,815	8	1,074,755	8	1,086,829	8	1,068,616	8	1,030,060	8
Lease financing	62,750	—	61,208	—	58,194	—	54,849	1	54,001	1

Commercial and business lending	5,255,935	36	4,854,979	34	4,869,759	35	4,483,967	34	4,286,362	33
Commercial real estate - investor	2,810,521	19	2,664,251	19	2,563,767	18	2,481,411	18	2,393,626	18
Real estate construction	612,556	4	565,953	4	584,046	4	554,024	4	533,804	4

Commercial real estate lending	3,423,077	23	3,230,204	23	3,147,813	22	3,035,435	22	2,927,430	22

Total commercial	8,679,012	59	8,085,183	57	8,017,572	57	7,519,402	56	7,213,792	55
Home equity	2,429,594	17	2,501,770	17	2,504,704	18	2,571,404	19	2,594,029	20
Installment	510,831	3	537,628	4	557,782	4	572,243	4	589,714	4

Total retail	2,940,425	20	3,039,398	21	3,062,486	22	3,143,647	23	3,183,743	24
Residential mortgage	3,079,465	21	3,129,144	22	2,951,013	21	2,840,458	21	2,692,054	21

Total consumer	6,019,890	41	6,168,542	43	6,013,499	43	5,984,105	44	5,875,797	45

Total loans	$14,698,902	100%	$14,253,725	100%	$14,031,071	100%	$13,503,507	100%	$13,089,589	100%

Farmland	$23,814	1%	$25,031	1%	$26,221	1%	$27,871	1%	$30,946	1%
Multi-family	802,212	28	756,737	28	694,056	27	663,284	27	566,641	24
Non-owner occupied	1,984,495	71	1,882,483	71	1,843,490	72	1,790,256	72	1,796,039	75

Commercial real estate - investor	$2,810,521	100%	$2,664,251	100%	$2,563,767	100%	$2,481,411	100%	$2,393,626	100%

1-4 family construction	$138,160	23%	$114,724	20%	$120,170	21%	$94,442	17%	$92,000	17%
All other construction	474,396	77	451,229	80	463,876	79	459,582	83	441,804	83

Real estate construction	$612,556	100%	$565,953	100%	$584,046	100%	$554,024	100%	$533,804	100%

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,874,429	26%	$3,989,156	26%	$3,928,792	26%	$3,711,570	25%	$3,218,722	23%
Savings	1,117,593	7	1,098,975	7	986,766	7	1,013,195	7	1,007,337	7
Interest-bearing demand	2,078,037	14	2,040,900	13	2,297,454	15	2,071,627	14	1,931,519	14
Money market	5,822,449	39	6,176,981	39	5,150,275	34	5,205,401	35	4,982,492	35
Brokered CDs	41,104	—	46,493	—	202,948	1	203,827	1	316,670	2
Other time	2,173,259	14	2,300,871	15	2,524,420	17	2,576,790	18	2,609,310	19

Total deposits	$15,106,871	100%	$15,653,376	100%	$15,090,655	100%	$14,782,410	100%	$14,066,050	100%
Customer repo sweeps	592,203		635,697		664,624		871,619		930,101
Customer repo term	619,897		509,332		695,131		1,141,450		1,147,938

Total customer funding	1,212,100		1,145,029		1,359,755		2,013,069		2,078,039

Total deposits and customer funding	$16,318,971		$16,798,405		$16,450,410		$16,795,479		$16,144,089

Network transaction deposits included above in interest-bearing demand and money market	$1,234,010		$1,171,679		$875,052		$875,630		$824,003
Total network transaction deposits and Brokered CDs	1,275,114		1,218,172		1,078,000		1,079,457		1,140,673
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,043,857		$15,580,233		$15,372,410		$15,716,022		$15,003,416

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

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology used at June 30, 2012 and December 31, 2011 was generally comparable.

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

At June 30, 2012, the allowance for loan losses was $333 million compared to $426 million at June 30, 2011, and $378 million at December 31, 2011. At June 30, 2012, the allowance for loan losses to total loans was 2.26% and covered 105% of nonaccrual loans, compared to 3.25% and 91%, respectively, at June 30, 2011, and 2.70% and 106%, respectively, at December 31, 2011. The provision for loan losses for the first half of 2012 was $0, compared to $47 million for the first half of 2011, and $52 million for the full year 2011. Net charge offs were $45 million for the first half of 2012, $98 million for the comparable period ended June 30, 2011, and $151 million for the full year 2011. The ratio of net charge offs to average loans on an annualized basis was 0.63%, 1.54%, and 1.13% for the six months ended June 30, 2012, and 2011, and the full year 2011, respectively. Net charge offs for the first half of 2011 included $10 million of write-downs related to installment loans transferred to held for sale. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Credit quality continued to improve during the first half of 2012. Nonaccrual loans declined to $318 million (representing 2.16% of total loans), down 32% from June 30, 2011 and down 11% from December 31, 2011, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $48 million at June 30, 2012, a decrease of 58% from June 30, 2011 and an increase of 9% from December 31, 2011, while potential problem loans declined to $410 million, a reduction from both the second quarter of 2011 and year-end 2011. For the remainder of 2012, the Corporation anticipates continuing improvement in credit trends and a modest provision for loan losses.

Management believes the level of allowance for loan losses to be appropriate at June 30, 2012 and December 31, 2011.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 7

Allowance for Loan Losses

($ in Thousands)

	At and for the Six Months Ended June 30,						At and for the Year Ended December 31,
	2012			2011			2011
Allowance for Loan Losses:
Balance at beginning of period	$378,151			$476,813			$476,813
Provision for loan losses	—			47,000			52,000
Charge offs (1)	(61,599)			(117,521)			(189,732)
Recoveries	16,106			19,669			39,070

Net charge offs (1)	(45,493)			(97,852)			(150,662)

Balance at end of period	$332,658			$425,961			$378,151

Net loan charge offs(1):		(A	)		(A	)		(A	)
Commercial and industrial	$18,416	98		$18,340	122		$22,312	70
Commercial real estate - owner occupied	1,579	29		6,303	123		6,976	67
Lease financing	(1,836)	N/M		88	32		(1,782)	N/M

Commercial and business lending	18,159	74		24,731	121		27,506	64
Commercial real estate - investor	7,531	56		10,947	94		23,813	98
Real estate construction	788	28		17,967	N/M		30,701	N/M

Commercial real estate lending	8,319	51		28,914	201		54,514	183

Total commercial	26,478	65		53,645	154		82,020	113
Home equity	14,234	115		22,573	176		39,422	153
Installment	472	18		13,334	410		14,550	237

Total retail	14,706	98		35,907	224		53,972	169
Residential mortgage	4,309	27		8,300	65		14,670	52

Total net charge offs	$45,493	63		$97,852	154		$150,662	113

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$53	42		$(44)	(26)		$704	225
Multi-family	(51)	(1)		2,476	94		4,531	77
Non-owner occupied	7,529	80		8,515	96		18,578	103

Commercial real estate - investor	$7,531	56		$10,947	94		$23,813	98

1-4 family construction	$(716)	(121)		$6,593	N/M		$11,888	N/M
All other construction	1,504	68		11,374	N/M		18,813	N/M

Real estate construction	$788	28		$17,967	N/M		$30,701	N/M

(A) - Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M - Not meaningful.
Ratios:
Allowance for loan losses to total loans	2.26%			3.25%			2.70%
Allowance for loan losses to net charge offs (annualized)	3.6x			2.2x			2.5x

(1)	Charge offs for the six months ended June 30, 2011, and the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

TABLE 7 (continued)

Allowance for Loan Losses

($ in Thousands)

Quarterly Trends:	June 30, 2012			March 31, 2012			December 31, 2011			September 30, 2011			June 30, 2011
Allowance for Loan Losses:
Balance at beginning of period	$356,298			$378,151			$399,723			$425,961			$454,461
Provision for loan losses	—			—			1,000			4,000			16,000
Charge offs	(30,340)			(31,259)			(34,056)			(38,155)			(52,365)
Recoveries	6,700			9,406			11,484			7,917			7,865

Net charge offs	(23,640)			(21,853)			(22,572)			(30,238)			(44,500)

Balance at end of period	$332,658			$356,298			$378,151			$399,723			$425,961

Net loan charge offs:		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$14,544	151		$3,872	42		$231	3		$3,741	46		$14,026	180
Commercial real estate - owner occupied	1,164	43		415	16		539	20		134	5		4,436	174
Lease financing	—	—		(1,836)	N/M		19	14		(1,889)	N/M		60	44

Commercial and business lending	15,708	126		2,451	20		789	7		1,986	18		18,522	177
Commercial real estate - investor	177	3		7,354	113		2,394	38		10,472	169		4,941	83
Real estate construction	558	40		230	16		7,088	N/M		5,646	N/M		6,031	N/M

Commercial real estate lending	735	9		7,584	96		9,482	122		16,118	213		10,972	151

Total commercial	16,443	79		10,035	50		10,271	53		18,104	98		29,494	166
Home equity	5,284	86		8,950	144		8,113	127		8,736	134		8,251	127
Installment	371	28		101	7		452	32		764	52		664	42

Total retail	5,655	76		9,051	119		8,565	110		9,500	119		8,915	111
Residential mortgage	1,542	19		2,767	34		3,736	46		2,634	36		6,091	92

Total net charge offs	$23,640	65		$21,853	61		$22,572	64		$30,238	90		$44,500	137

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)		(A	)		(A	)
Farmland	$—	—		$53	83		$(10)	(15)		$758	N/M		$(56)	(67)
Multi-family	15	1		(66)	(4)		1,565	91		490	31		1,359	98
Non-owner occupied	162	3		7,367	160		839	18		9,224	202		3,638	82

Commercial real estate - investor	$177	3		$7,354	113		$2,394	38		$10,472	169		$4,941	83

1-4 family construction	$(111)	(35)		$(605)	(225)		$2,668	N/M		$2,627	N/M		$2,110	N/M
All other construction	669	62		835	73		4,420	N/M		3,019	N/M		3,921	N/M

Real estate construction	$558	40		$230	16		$7,088	N/M		$5,646	N/M		$6,031	N/M

(A) - Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M - Not meaningful.

TABLE 8

Nonperforming Assets

($ in Thousands)

	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
Nonperforming assets:
Nonaccrual loans:
Commercial	$212,997		$217,070		$243,595		$290,116		$350,358
Residential mortgage	60,292		62,760		63,555		63,962		66,752
Retail	44,583		47,255		49,622		49,314		50,501

Total nonaccrual loans (NALs)	317,872		327,085		356,772		403,392		467,611
Other real estate owned (OREO)	40,029		34,425		41,571		42,076		45,712

Total nonperforming assets (NPAs)	$357,901		$361,510		$398,343		$445,468		$513,323

Accruing loans past due 90 days or more:
Commercial	$4,563		$1,874		$4,236		$598		$11,513
Retail	661		623		689		622		610

Total accruing loans past due 90 days or more	$5,224		$2,497		$4,925		$1,220		$12,123

Restructured loans (accruing):
Commercial	$90,677		$90,163		$85,084		$82,619		$69,657
Residential mortgage	21,302		20,465		18,115		18,943		18,216
Retail	10,250		10,091		9,965		11,521		12,470

Total restructured loans (accruing)	$122,229		$120,719		$113,164		$113,083		$100,343

Nonaccrual restructured loans (included in nonaccrual loans)	$86,395		$79,946		$87,493		$80,063		$71,084
Ratios:
Nonaccrual loans to total loans	2.16%		2.29%		2.54%		2.99%		3.57%
NPAs to total loans plus OREO	2.43%		2.53%		2.83%		3.29%		3.91%
NPAs to total assets	1.62%		1.65%		1.82%		2.03%		2.33%
Allowance for loan losses to NALs	104.65%		108.93%		105.99%		99.09%		91.09%
Allowance for loan losses to total loans	2.26%		2.50%		2.70%		2.96%		3.25%

Nonperforming assets by type:		(A)		(A)		(A)		(A)		(A)
Commercial and industrial	$46,111	1%	$50,641	1%	$56,075	2%	$61,256	2%	$71,183	2%
Commercial real estate - owner occupied	33,417	3%	31,888	3%	35,718	3%	47,202	4%	59,725	6%
Lease financing	8,260	13%	9,040	15%	10,644	18%	11,667	21%	12,898	24%

Commercial and business lending	87,788	2%	91,569	2%	102,437	2%	120,125	3%	143,806	3%
Commercial real estate - investor	88,806	3%	89,030	3%	99,352	4%	97,691	4%	133,770	6%
Real estate construction	36,403	6%	36,471	6%	41,806	7%	72,300	13%	72,782	14%

Commercial real estate lending	125,209	4%	125,501	4%	141,158	4%	169,991	6%	206,552	7%

Total commercial	212,997	2%	217,070	3%	243,595	3%	290,116	4%	350,358	5%
Home equity	41,536	2%	44,628	2%	46,907	2%	46,119	2%	46,777	2%
Installment	3,047	1%	2,627	—%	2,715	—%	3,195	1%	3,724	1%

Total retail	44,583	2%	47,255	2%	49,622	2%	49,314	2%	50,501	2%
Residential mortgage	60,292	2%	62,760	2%	63,555	2%	63,962	2%	66,752	2%

Total consumer	104,875	2%	110,015	2%	113,177	2%	113,276	2%	117,253	2%

Total nonaccrual loans	317,872	2%	327,085	2%	356,772	3%	403,392	3%	467,611	4%
Commercial real estate owned	18,670		20,119		24,795		27,886		30,629
Residential real estate owned	11,309		10,971		13,285		10,659		11,531
Bank properties real estate owned	10,050		3,335		3,491		3,531		3,552

Other real estate owned	40,029		34,425		41,571		42,076		45,712

Total nonperforming assets	$357,901		$361,510		$398,343		$445,468		$513,323

Commercial real estate & Real estate construction NALs Detail:
Farmland	$1,327	6%	$1,337	5%	$1,907	7%	$1,971	7%	$2,870	9%
Multi-family	8,194	1%	6,920	1%	7,909	1%	9,905	1%	11,092	2%
Non-owner occupied	79,285	4%	80,773	4%	89,536	5%	85,815	5%	119,808	7%

Commercial real estate - investor	$88,806	3%	$89,030	3%	$99,352	4%	$97,691	4%	$133,770	6%

1-4 family construction	$19,049	14%	$20,487	18%	$21,717	18%	$25,439	27%	$24,287	26%
All other construction	17,354	4%	15,984	4%	20,089	4%	46,861	10%	48,495	11%

Real estate construction	$36,403	6%	$36,471	6%	$41,806	7%	$72,300	13%	$72,782	14%

(A)	Ratio of nonperforming loans by type to total loans by type.

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Loans 30-89 days past due by type:
Commercial and industrial	$4,465	$12,643	$8,743	$6,255	$7,581
Commercial real estate - owner occupied	2,125	7,532	7,092	29,409	33,753
Leasing	39	40	104	507	79

Commercial and business lending	6,629	20,215	15,939	36,171	41,413
Commercial real estate - investor	12,854	8,313	4,970	70,136	27,487
Real estate construction	1,618	1,736	996	5,493	13,217

Commercial real estate lending	14,472	10,049	5,966	75,629	40,704

Total commercial	21,101	30,264	21,905	111,800	82,117
Home equity	15,302	18,007	12,189	18,165	14,818
Installment	1,558	2,813	2,592	1,956	3,851

Total retail	16,860	20,820	14,781	20,121	18,669
Residential mortgage	9,836	10,114	7,224	12,114	12,573

Total consumer	26,696	30,934	22,005	32,235	31,242

Total loans past due 30-89 days	$47,797	$61,198	$43,910	$144,035	$113,359

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$—	$—	$—	$164	$55
Multi-family	3,713	4,130	407	978	3,932
Non-owner occupied	9,141	4,183	4,563	68,994	23,500

Commercial real estate - investor	$12,854	$8,313	$4,970	$70,136	$27,487

1-4 family construction	$1,191	$676	$475	$658	$4,839
All other construction	427	1,060	521	4,835	8,378

Real estate construction	$1,618	$1,736	$996	$5,493	$13,217

Potential problem loans by type:
Commercial and industrial	$121,764	$157,778	$153,306	$207,351	$229,407
Commercial real estate - owner occupied	108,508	112,673	136,366	140,406	145,622
Leasing	324	487	158	507	1,399

Commercial and business lending	230,596	270,938	289,830	348,264	376,428
Commercial real estate - investor	142,453	167,339	230,206	252,331	236,434
Real estate construction	23,905	27,654	27,649	37,155	63,186

Commercial real estate lending	166,358	194,993	257,855	289,486	299,620

Total commercial	396,954	465,931	547,685	637,750	676,048
Home equity	4,173	4,441	5,451	4,975	4,515
Installment	127	142	233	272	216

Total retail	4,300	4,583	5,684	5,247	4,731
Residential mortgage	8,658	9,580	13,037	16,550	18,575

Total consumer	12,958	14,163	18,721	21,797	23,306

Total potential problem loans	$409,912	$480,094	$566,406	$659,547	$699,354

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

Nonaccrual Loans: Nonaccrual loans are considered one indicator of potential future loan losses. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal balance of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.

Nonaccrual loans were $318 million at June 30, 2012, compared to $468 million at June 30, 2011 and $357 million at December 31, 2011. As shown in Table 8, total nonaccrual loans were down $150 million since June 30, 2011, with commercial nonaccrual loans down $137 million while consumer-related nonaccrual loans were down $13 million. Since December 31, 2011, total nonaccrual loans decreased $39 million, with commercial nonaccrual loans down $31 million and consumer nonaccrual loans down $8 million. The ratio of nonaccrual loans to total loans was 2.16% at June 30, 2012, compared to 3.57% at June 30, 2011 and 2.54% at December 31, 2011. The Corporation’s allowance for loan losses to nonaccrual loans was 105% at June 30, 2012, up from 91% at June 30, 2011 and 106% at December 31, 2011, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2012, accruing loans 90 days or more past due totaled $5 million compared to $12 million at June 30, 2011 and $5 million at December 31, 2011, respectively.

Troubled Debt Restructurings (“Restructured Loans”): Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment structure or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are being reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual.

At June 30, 2012, the Corporation had total restructured loans of $208 million (including $86 million classified as nonaccrual and $122 million performing in accordance with the modified terms), compared to $171 million at June 30, 2011 (including $71 million classified as nonaccrual and $100 million performing in accordance with the modified terms) and $200 million at December 31, 2011 (including $87 million classified as nonaccrual and $113 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2012, potential problem loans totaled $410 million, compared to $699 million at June 30, 2011 and $566 million at December 31, 2011, respectively.

Other Real Estate Owned: Other real estate owned decreased to $40 million at June 30, 2012, compared to $46 million at June 30, 2011 and $41 million at December 31, 2011, respectively. Write-downs on other real estate owned were $5 million and $4 million for the first half of 2012 and 2011, respectively, and $9 million for the full year 2011. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At June 30, 2012, the Corporation was in compliance with its internal liquidity objectives.

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

June 30, 2012
	Moody’s	S&P	Fitch	DBRS
Bank short-term	P2	—	F2	R2
Bank long-term	A3	BBB+	BBB-	BBB
Corporation short-term	P2	—	F3	R2
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	Stable	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in December 2008, which was subsequently renewed in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Corporation issued $300 million of senior notes in March 2011 and an additional $130 million of senior notes in September 2011. These senior notes are due in 2016 and bear a 5.125% fixed coupon. In addition, the Corporation issued $65 million of depositary shares of 8% Series B perpetual preferred stock in September 2011. The Parent Company also has a $200 million commercial paper program, of which, no commercial paper was outstanding at June 30, 2012. While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock).

The Bank has established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.9 billion of Federal Home Loan Bank advances were outstanding at June 30, 2012). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2012, all investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Of the $4.5 billion investment securities portfolio at June 30, 2012, a portion of these securities were pledged to secure $1.2 billion of collateralized deposits and $1.2 billion of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $1.5 billion could be pledged or sold to enhance liquidity, if necessary.

For the six months ended June 30, 2012, net cash provided by operating and financing activities was $236 million and $84 million, respectively, while net cash used in investing activities was $338 million, for a net decrease in cash and cash equivalents of $18 million since year-end 2011. During the first half of 2012, loans increased $668 million and investment securities decreased $416 million, as run-off from the investment securities portfolio was utilized to fund loan growth. On the funding side, short-term funding decreased $139 million while deposits and long-term funding were relatively unchanged.

For the six months ended June 30, 2011, net cash provided by operating and financing activities was $273 million and $142 million, respectively, while investing activities used net cash of $188 million, for a net increase in cash and cash equivalents of $227 million since year-end 2010. During first half of 2011, assets increased $263 million, with loans up $473 million and investment securities down $359 million. On the funding side, deposits decreased $1.2 billion (reflecting the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits), while customer funding and long-term funding increased $1.5 billion and $71 million, respectively.

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

Simulation of earnings: Determining the sensitivity of short-term future earnings to a hypothetical instantaneous plus or minus 100 bp and 200 bp parallel rate shock can be accomplished through the use of simulation modeling, as well as with the static gap analysis. The simulation of earnings models the balance sheet as an ongoing entity. Future business assumptions involving projected balance sheet growth assumptions, administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on a hypothetical change in interest rates. The resulting net interest income for the next 12-month period is compared to the net interest income amount calculated using static constant rates. This difference represents the Corporation’s earnings sensitivity to an instantaneous plus or minus 100 bp parallel rate shock.

The resulting simulations for June 30, 2012, projected that net interest income would increase by approximately 3.2% if rates rose by a 100 bp shock. Accordingly, this suggests the Corporation was in an asset sensitive position at June 30, 2012. At December 31, 2011, the 100 bp shock up was projected to increase net interest income by approximately 2.2%. As of June 30, 2012, the simulation of earnings results were within the Corporation’s interest rate risk policy. The Corporation continues to maintain a slight asset sensitive position.

Economic value of equity: Economic value of equity is another tool used to measure the impact of interest rates on the value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming an immediate and sustained parallel changes in market rates and do not reflect the earnings or balance sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of June 30, 2012, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

Static gap analysis: The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations non-maturity for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on prepayment speeds that capture the expected prepayment of principal above the contractual amount based on the difference the contractual coupon is from market coupon rates. As of June 30, 2012, the 12-month cumulative gap results indicated that the Corporation was in an asset sensitive position and were within the limits under the Corporation’s interest rate risk policy. For 2012, the Corporation’s objective is to remain relatively neutral.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2012, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at June 30, 2012, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$1,627,974	$349,277	$169,137	$67,975	$2,214,363
Short-term funding	2,653,270	—	—	—	2,653,270
Long-term funding	500,000	60	434,993	215,676	1,150,729
Operating leases	13,400	23,583	20,578	45,748	103,309
Commitments to extend credit	3,216,180	1,013,365	1,010,590	136,520	5,376,655

Total	$8,010,824	$1,386,285	$1,635,298	$465,919	$11,498,326

Capital

Stockholders’ equity at June 30, 2012 was $2.9 billion, up $44 million from December 31, 2011. Tier 1 capital at June 30, 2012 was $2.1 billion, down $16 million from March 31, 2012, as the Corporation redeemed $25 million of its outstanding trust preferred securities, and the related junior subordinated debentures and trust common securities during the second quarter or 2012. At June 30, 2012, stockholders’ equity included $67 million of accumulated other comprehensive income compared to $66 million of accumulated other comprehensive income at December 31, 2011. Cash dividends of $0.10 per share were paid in the first half of 2012 and $0.02 per share were paid in the first half of 2011. Stockholders’ equity to assets was 13.18% and 13.07% at June 30, 2012 and December 31, 2011, respectively.

On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, was an informal agreement between the Corporation and the Reserve Bank. The Memorandum was terminated in March 2012.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2011, no shares were repurchased under these authorizations. In the second quarter of 2012, the Corporation repurchased 2.3 million shares for $30 million. The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2011 and the first six months of 2012. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the second quarter of 2012. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, regulatory constraints, and other investment opportunities.

On June 7, 2012, the Board of Governors of the Federal Reserve System approved for publication in the federal register three related notices of proposed rulemaking (the “NPRs”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as the Basel III international capital standards. Among other things, the NPRs, if adopted as proposed, would establish a new capital standard consisting of common equity tier 1 capital; would increase the capital ratios required for certain existing capital categories and would add a requirement for a capital conservation buffer. In addition, proposed changes in regulatory capital standards would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. The NPRs contemplate the deduction of more assets from regulatory capital and propose revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The NPRs provide for various phase-in periods over the next several years. Management believes both the Corporation and the Bank would be “well capitalized” if the NPRs were currently effective. However, the NPRs may be changed before they are adopted, and the actual impact of the final rules cannot be predicted with any certainty.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Total stockholders’ equity	$2,909,621	$2,900,873	$2,865,794	$2,850,619	$2,999,148
Tier 1 capital	2,071,801	2,088,054	2,051,787	2,011,800	2,168,557
Tier 1 common equity	1,828,529	1,819,782	1,783,515	1,743,528	1,705,506
Tangible common equity	1,899,857	1,890,060	1,853,932	1,837,579	1,790,150
Total risk-based capital	2,290,491	2,299,239	2,263,065	2,216,594	2,368,081
Market capitalization	2,263,549	2,427,965	1,938,833	1,613,308	2,409,899

Book value per common share	$16.59	$16.32	$16.15	$16.07	$15.81
Tangible book value per common share	11.07	10.87	10.68	10.59	10.33
Cash dividend per common share	0.05	0.05	0.01	0.01	0.01
Stock price at end of period	13.19	13.96	11.17	9.30	13.90
Low closing price for the period	11.76	11.43	9.15	8.95	13.06
High closing price for the period	13.97	14.63	11.78	14.17	15.02

Total stockholders’ equity / assets	13.18%	13.24%	13.07%	13.01%	13.60%
Tangible common equity / tangible assets (1)	8.99	9.01	8.84	8.77	8.49
Tangible stockholders’ equity / tangible assets (2)	9.29	9.32	9.14	9.07	9.71
Tier 1 common equity / risk-weighted assets (3)	12.04	12.49	12.24	12.44	12.61
Tier 1 leverage ratio	9.95	10.03	9.81	9.62	10.46
Tier 1 risk-based capital ratio	13.64	14.33	14.08	14.35	16.03
Total risk-based capital ratio	15.08	15.78	15.53	15.81	17.50

Common shares outstanding (period end)	171,611	173,923	173,575	173,474	173,374
Basic common shares outstanding (average)	172,839	173,846	173,523	173,418	173,323
Diluted common shares outstanding (average)	172,841	173,848	173,523	173,418	173,327

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

Comparable Second Quarter Results

The Corporation recorded net income of $43 million for the three months ended June 30, 2012, compared to net income of $34 million for the three months ended June 30, 2011. Net income available to common equity was $42 million for the three months ended June 30, 2012, or net income of $0.24 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended June 30, 2011, was $26 million, or net income of $0.15 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the second quarter of 2012 was $160 million, relatively flat compared to the second quarter of 2011 (see Table 2). Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $9 million, while changes in the rate environment and product pricing lowered net interest income by $9 million. The Federal funds target rate was unchanged for both the second quarter of 2012 and the second quarter of 2011. The net interest margin between the comparable quarters was up 1 bp, to 3.30% in the second quarter of 2012. Average earning assets were unchanged at $19.4 billion, with average loans up $1.6 billion (predominantly in commercial loans) and investments down $1.6 billion. On the funding side, average interest-bearing deposits were up $529 million, while average demand deposits increased $469 million. On average, short and long-term funding was down $868 million, comprised of an $811 million decrease in repurchase agreements and a $312 million decrease in long-term funding, partially offset by a $250 million increase in other short-term funding.

Credit metrics continued to improve with nonaccrual loans declining to $318 million (2.16% of total loans) at June 30, 2012, compared to $468 million (3.57% of total loans) at June 30, 2011 (see Table 8). Compared to the second quarter of 2011, potential problem loans were down 41% to $410 million. As a result of these improving credit metrics, the provision for loan losses for the second quarter of 2012 was zero (or $24 million less than net charge offs), compared to $16 million (or $29 million less than net charge offs) in the second quarter of 2011 (see Table 7). Annualized net charge offs represented 0.65% of average loans for the second quarter of 2012 compared to 1.37% for the second quarter of 2011. The allowance for loan losses to loans at June 30, 2012 was 2.26%, compared to 3.25% at June 30, 2011. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the second quarter of 2012 increased $14 million (23%) to $76 million versus the second quarter of 2011. Core fee-based revenues of $56 million were down $5 million (9%) versus the comparable quarter in 2011. Net mortgage banking increased $20 million from the second quarter of 2011, predominantly due to gain on sale (secondary mortgage production was $738 million for the second quarter of 2012 compared to secondary mortgage production of $251 million for the second quarter of 2011). Capital market fees, net were $4 million higher primarily due to improvements in credit quality. Other income of $2 million for the second quarter 2012 was down $3 million due to a decrease in limited partnership income. Net asset losses of $5 million for second quarter of 2012 were primarily attributable to a $6 million write-down on software placed into production during the second quarter of 2012, $3 million of losses on sales and other write-downs on other real estate owned, and a $3 million impairment charge on certain limited partnership investments, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois. Net asset losses of $3 million for the second quarter of 2011 were primarily attributable to losses on sales and other write-downs of other real estate owned

On a comparable quarter basis, noninterest expense increased $10 million (7%) to $166 million in the second quarter of 2012. Personnel expense increased $4 million (5%) from the second quarter of 2011, primarily in salary-related expenses (reflecting merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants). Occupancy and data processing expenses combined were up $5 million (23%) from the second quarter of 2011, primarily attributable to strategic investments in our branch network, systems and infrastructure. Losses other than loans increased $4 million from the second quarter of 2011, primarily attributable to a $6 million increase to the reserve for losses on unfunded commitments, partially offset by a $2.5 million settlement with the Corporation’s insurance carrier towards the Overdraft litigation. Legal and professional fees increased to $6 million due to other professional consultant costs related to certain BSA regulatory compliance issues, partially offset by a $1.5 million partial reimbursement for defense costs on the Overdraft litigation. FDIC expense decreased $2 million (34%) due to the change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment).

For the second quarter of 2012, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $10 million for the second quarter of 2011. The change in income tax was primarily due to the level of pretax income between the comparable quarters. The effective tax rate was 32.52% and 21.84% for the second quarter of 2012 and the second quarter of 2011, respectively. Income tax expense was also impacted by ongoing federal and state income tax audits and changes in tax law.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Summary of Operations:
Net interest income	$154,267	$154,668	$151,825	$153,160	$154,123
Provision for loan losses	—	—	1,000	4,000	16,000
Noninterest income
Trust service fees	10,125	9,787	9,511	9,791	10,012
Service charges on deposit accounts	16,768	18,042	17,783	19,949	19,112
Card-based and other nondeposit fees	12,084	10,879	11,269	15,291	15,747
Insurance commissions	12,912	11,590	11,216	11,020	11,552
Brokerage and annuity commissions	4,206	4,127	3,665	4,027	4,923

Core fee-based revenue	56,095	54,425	53,444	60,078	61,346
Mortgage banking, net	16,735	17,654	9,677	4,521	(3,320)
Capital market fees, net	2,673	3,716	3,950	3,273	(890)
BOLI income	3,164	4,292	3,820	3,990	3,500
Asset losses, net	(4,984)	(3,594)	(1,799)	(3,859)	(3,378)
Investment securities gains (losses), net	563	40	(310)	(744)	(36)
Other	1,705	1,913	2,750	1,737	4,364

Total noninterest income	75,951	78,446	71,532	68,996	61,586
Noninterest expense
Personnel expense	93,819	94,281	90,306	91,084	89,526
Occupancy	14,008	15,179	13,796	14,205	12,663
Equipment	5,719	5,468	5,286	4,851	4,969
Data processing	11,304	9,516	9,080	7,887	7,974
Business development and advertising	5,468	5,381	6,904	5,539	5,652
Other intangible asset amortization	1,049	1,049	1,179	1,179	1,178
Loan expense	2,948	2,910	3,469	2,600	2,983
Legal and professional fees	5,657	9,715	4,651	4,289	4,783
Losses other than loans	2,060	3,550	11,890	1,659	(1,925)
Foreclosure / OREO expense	4,343	3,362	5,169	4,982	6,358
FDIC expense	4,778	4,870	6,136	6,906	7,198
Other	14,877	14,481	14,461	14,299	14,358

Total noninterest expense	166,030	169,762	172,327	159,480	155,717
Income tax expense	20,871	20,719	8,905	17,337	9,610

Net income	43,317	42,633	41,125	41,339	34,382
Preferred stock dividends and discount accretion	1,300	1,300	1,300	7,305	8,812

Net income available to common equity	$42,017	$41,333	39,825	34,034	25,570

Taxable equivalent net interest income	$159,521	$159,971	$157,132	$158,455	$159,455
Net interest margin	3.30%	3.31%	3.21%	3.23%	3.29%
Effective tax rate	32.52%	32.70%	17.80%	29.55%	21.84%
Average Balances:
Assets	$21,684,600	$21,659,139	$21,755,870	$21,729,187	$21,526,155
Earning assets	19,386,046	19,371,729	19,506,627	19,530,007	19,431,292
Interest-bearing liabilities	14,922,006	14,920,413	15,095,689	15,215,517	15,261,514
Loans	14,602,602	14,310,441	14,043,585	13,376,928	13,004,904
Deposits	15,050,684	15,000,567	14,893,469	14,405,311	14,052,689
Short and long-term funding	3,566,346	3,603,700	3,857,252	4,227,319	4,434,500
Stockholders’ equity	$2,915,322	$2,890,185	$2,856,095	$2,987,178	$2,976,840

Sequential Quarter Results

The Corporation recorded net income of $43 million for the first and second quarters of 2012. Net income available to common equity was $42 million for the second quarter of 2012, or net income of $0.24 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2012, was $41 million, or net income of $0.24 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the second quarter of 2012 was $160 million, relatively unchanged from the first quarter of 2012. Changes in the rate environment and product pricing decreased net interest income by $2 million; while changes in balance sheet volume and mix increased taxable equivalent net interest income by $2 million. The Federal funds target rate was unchanged for both quarters. The net interest margin between the sequential quarters was down 1 bp, to 3.30% in the second quarter of 2012. Average earning assets increased $14 million to $19.4 billion in the second quarter of 2012, with average investments and other short-term investments down $278 million, while average loans increased $292 million (predominantly in commercial loans). On the funding side, average short and long-term funding was down $37 million (primarily due to a decline in customer funding), while average interest-bearing deposits were up $39 million.

The Corporation reported another quarter of improving credit metrics with nonaccrual loans of $318 million (2.16% of total loans) at June 30, 2012, down from $327 million (2.29% of total loans) at March 31, 2012 (see Table 8). Potential problem loans declined to $410 million, down $70 million (15%) from the first quarter of 2012. As a result of these improving credit metrics, the provision for loan losses for the first and second quarters of 2012 were constant at $0. Annualized net charge offs represented 0.65% of average loans for the second quarter of 2012, compared to 0.61% for the first quarter of 2012. The allowance for loan losses to loans at June 30, 2012 was 2.26%, compared to 2.50% at March 31, 2012 (see Table 7). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the second quarter of 2012 decreased $2 million (3%) to $76 million versus the first quarter of 2012. Core fee-based revenues of $56 million were up $2 million (3%) versus the first quarter of 2012. Net mortgage banking income was $17 million, down from net mortgage banking income of $18 million in the first quarter 2012, predominantly due to a $6 million increase in mortgage servicing rights expense partially offset by $5 million higher gains on sales and related income from secondary mortgage production. Bank owned life insurance income decreased $1 million due to death benefits received in the first quarter 2012. Compared to the first quarter of 2012, net asset losses were unfavorable by $1 million, primarily attributable to a $6 million gain on the sale of three retail branches in rural western Illinois, more than offset by a $6 million write-down on software placed into production during the second quarter of 2012 and a $3 million impairment charge on certain limited partnership investments.

On a sequential quarter basis, noninterest expense decreased $4 million (2%) to $166 million in the second quarter of 2012. Personnel and occupancy costs decreased $2 million while data processing expense increased $2 million due to increased software and system costs during the quarter. Legal and professional fees and losses other than loans combined were down as the Corporation settled with its insurance carrier for $2.5 million during the quarter as contribution to the Overdraft litigation settlement and received approximately $1.5 million as partial reimbursement for defense costs.

The Corporation recognized income tax expense of $21 million for both the second quarter of 2012 and the first quarter of 2012. The effective tax rate was 32.52% and 32.70% for the second quarter of 2012 and the first quarter of 2012, respectively.

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

In July 2012, the FASB issued amendments intended to simplify how entities test the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments permit an organization to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether it should apply the quantitative test and calculate the fair value of the indefinite-lived intangible asset. The amendments do not change how an organization measures an impairment loss. Therefore, it is not expected to affect the information reported to users of the financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Corporation will adopt the accounting standard during 2013, as required.

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

Recent Developments

On July 13, 2012, Visa entered into a memorandum of understanding with plaintiff representatives for binding settlement of the indemnified litigation related to interchange fees. While the final settlement and ultimate resolution of outstanding Visa related litigation and the timing for removal of selling restrictions on shares to fund the escrow account owned by the Corporation are highly uncertain, based upon the settlement terms announced by Visa, the Corporation anticipates that the value of its remaining shares of Visa stock will be adequate to offset any remaining indemnification obligations related to Visa litigation.

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

As of June 30, 2012, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2012. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The following is a description of the Corporation’s material pending legal proceedings.

A lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010. The suit alleges that the Bank unfairly assesses and collects overdraft fees and seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The lawsuit asserts claims for a multi-year period and is styled as a putative class action lawsuit on behalf of consumer banking customers of the Bank with the certification of the class pending. In April 2010, a Multi District Judicial Panel issued a conditional transfer order to consolidate this case into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. The Bank is a member, along with many other banking institutions, of the Fourth Tranche of defendants in this case. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. In the second quarter of 2012, the Bank settled with an insurer for $2.5 million as contribution to the settlement amount and received approximately $1.5 million as partial reimbursement for defense costs. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement is a result of our evaluation of the cost of fully litigating the matter and the time and expense of resources needed to administer the litigation. The settlement amount was previously accrued for in the financial statements.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the second quarter of 2012. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2012 - April 30, 2012	—	$—	—	—
May 1, 2012 - May 31, 2012	2,335,446	12.88	2,330,100	—
June 1, 2012 - June 30, 2012	2,258	11.92	—	—

Total	2,337,704	$12.87	2,330,100	—

On April 24, 2012, the Board of Directors affirmed the Corporation’s capital priorities and approved the repurchase of up to an aggregate amount of $30 million of common stock, of which, $30 million was subsequently repurchased during the second quarter of 2012. Also during the second quarter of 2012, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of these transactions was an increase in treasury stock and a decrease in cash of approximately $30 million in the second quarter of 2012.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: August 3, 2012	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: August 3, 2012	/s/ Christopher Del Moral-Niles
Christopher Del Moral-Niles
Chief Financial Officer

Date: August 3, 2012	/s/ Bryan R. McKeag
Bryan R. McKeag
Principal Accounting Officer