Form 10-Q
period 2012-09-30
ASSOCIATED BANC-CORP
filed 2012-11-05
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 31, 2012, was 171,662,324.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$419,529	$454,958
Interest-bearing deposits in other financial institutions	531,303	154,562
Federal funds sold and securities purchased under agreements to resell	2,460	7,075
Investment securities held to maturity, at amortized cost	21,852	—
Investment securities available for sale, at fair value	4,496,198	4,937,483
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	166,100	191,188
Loans held for sale	157,093	249,195
Loans	14,966,214	14,031,071
Allowance for loan losses	(315,150)	(378,151)

Loans, net	14,651,064	13,652,920
Premises and equipment, net	238,756	223,736
Goodwill	929,168	929,168
Other intangible assets, net	61,294	67,574
Trading assets	76,159	73,253
Other assets	987,378	983,105

Total assets	$22,738,354	$21,924,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,320,437	$3,928,792
Interest-bearing deposits	12,130,155	11,161,863

Total deposits	16,450,592	15,090,655
Federal funds purchased and securities sold under agreements to repurchase	1,138,027	1,514,485
Other short-term funding	615,258	1,000,000
Long-term funding	1,305,422	1,177,071
Trading liabilities	82,861	80,046
Accrued expenses and other liabilities	195,742	196,166

Total liabilities	19,787,902	19,058,423
Stockholders’ equity
Preferred equity	63,272	63,272
Common stock	1,750	1,746
Surplus	1,599,070	1,586,401
Retained earnings	1,250,189	1,148,773
Accumulated other comprehensive income	67,303	65,602
Treasury stock, at cost	(31,132)	—

Total stockholders’ equity	2,950,452	2,865,794

Total liabilities and stockholders’ equity	$22,738,354	$21,924,217

Preferred shares issued	65,000	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	174,591,841
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	2,413,867	—

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$149,647	$145,778	$445,858	$432,907
Interest and dividends on investment securities
Taxable	20,548	30,513	66,577	100,516
Tax exempt	7,127	7,376	21,536	22,593
Other interest	1,334	1,428	3,843	4,324

Total interest income	178,656	185,095	537,814	560,340
INTEREST EXPENSE
Interest on deposits	9,751	15,644	32,340	50,794
Interest on Federal funds purchased and securities sold under agreements to repurchase	750	1,810	2,129	4,919
Interest on other short-term funding	815	1,229	3,068	5,336
Interest on long-term funding	11,738	13,252	35,740	38,285

Total interest expense	23,054	31,935	73,277	99,334

NET INTEREST INCOME	155,602	153,160	464,537	461,006
Provision for loan losses	—	4,000	—	51,000

Net interest income after provision for loan losses	155,602	149,160	464,537	410,006
NONINTEREST INCOME
Trust service fees	10,396	9,791	30,308	29,634
Service charges on deposit accounts	17,290	19,949	52,100	58,125
Card-based and other nondeposit fees	12,209	15,291	35,172	46,636
Insurance commissions	11,650	11,020	36,152	34,338
Brokerage and annuity commissions	3,632	4,027	11,965	13,565
Mortgage banking, net	15,581	4,521	49,970	3,046
Capital market fees, net	3,609	3,273	9,998	4,761
Bank owned life insurance income	3,290	3,990	10,746	11,076
Asset losses, net	(3,309)	(3,859)	(11,887)	(10,400)
Investment securities gains (losses), net:
Realized gains (losses), net	3,506	1	4,109	(12)
Other-than-temporary impairments	(59)	(1,611)	(59)	(1,656)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	59	866	59	866

Total investment securities gains (losses), net	3,506	(744)	4,109	(802)
Other	3,134	1,737	6,752	11,608

Total noninterest income	80,988	68,996	235,385	201,587
NONINTEREST EXPENSE
Personnel expense	95,231	91,084	283,331	269,838
Occupancy	14,334	14,205	43,521	42,143
Equipment	5,935	4,851	17,122	14,587
Data processing	11,022	7,887	31,842	23,395
Business development and advertising	5,059	5,539	15,908	16,134
Other intangible asset amortization	1,048	1,179	3,146	3,535
Loan expense	3,297	2,600	9,155	8,539
Legal and professional fees	7,686	4,289	23,058	13,554
Losses other than loans	3,577	1,659	9,187	6,031
Foreclosure / OREO expense	4,071	4,982	11,776	16,224
FDIC expense	5,017	6,906	14,665	22,348
Other	13,426	14,299	42,784	41,868

Total noninterest expense	169,703	159,480	505,495	478,196

Income before income taxes	66,887	58,676	194,427	133,397
Income tax expense	20,492	17,337	62,082	34,823

Net income	46,395	41,339	132,345	98,574
Preferred stock dividends and discount accretion	1,300	7,305	3,900	23,530

Net income available to common equity	$45,095	$34,034	$128,445	$75,044

Earnings per common share:
Basic	$0.26	$0.20	$0.74	$0.43
Diluted	$0.26	$0.20	$0.74	$0.43
Average common shares outstanding:
Basic	171,650	173,418	172,774	173,319
Diluted	171,780	173,418	172,848	173,321

See accompanying notes to consolidated financial statements.

ITEM 1:	Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Other Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Thousands)
Net income	$46,395	$41,339	$132,345	$98,574
Other comprehensive income, net of tax:
Investment securities available for sale:
Net unrealized gains	3,479	14,144	2,870	94,907
Reclassification adjustment for net (gains) losses realized in net income	(3,506)	744	(4,109)	802
Income tax (expense) benefit	11	(5,772)	483	(37,119)

Other comprehensive income (loss) on investment securities available for sale	(16)	9,116	(756)	58,590
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	60	116	180	349
Net loss, net of amortization	640	451	1,920	1,354
Income tax expense	(273)	(220)	(819)	(661)

Other comprehensive income on pension and postretirement obligations	427	347	1,281	1,042
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	20	(154)	6	(528)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	496	1,007	1,954	3,969
Income tax expense	(203)	(348)	(784)	(1,386)

Other comprehensive income on cash flow hedging relationships	313	505	1,176	2,055

Total other comprehensive income	724	9,968	1,701	61,687

Comprehensive income	$47,119	$51,307	$134,046	$160,261

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2010	$514,388	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791
Comprehensive income:
Net income	—	—	—	98,574	—	—	98,574
Other comprehensive income	—	—	—	—	61,687	—	61,687

Comprehensive income							160,261

Common stock issued:
Stock-based compensation plans, net	—	7	3,101	(399)	—	640	3,349
Purchase of treasury stock	—	—	—	—	—	(640)	(640)
Cash dividends:
Common stock, $0.03 per share	—	—	—	(5,231)	—	—	(5,231)
Preferred stock	—	—	—	(12,918)	—	—	(12,918)
Issuance of preferred stock	63,272	—	—	—	—	—	63,272
Redemption of preferred stock	(525,000)	—	—	—	—	—	(525,000)
Accretion of preferred stock discount	10,612	—	—	(10,612)	—	—	—
Stock-based compensation expense, net	—	—	8,724	—	—	—	8,724
Tax benefit of stock options	—	—	11	—	—	—	11

Balance, September 30, 2011	$63,272	$1,746	$1,585,208	$1,111,080	$89,313	$—	$2,850,619

Balance, December 31, 2011	$63,272	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794
Comprehensive income:
Net income	—	—	—	132,345	—	—	132,345
Other comprehensive income	—	—	—	—	1,701	—	1,701

Comprehensive income							134,046

Common stock issued:
Stock-based compensation plans, net	—	4	743	(1,020)	—	420	147
Purchase of treasury stock	—	—	—	—	—	(31,552)	(31,552)
Cash dividends:
Common stock, $0.15 per share	—	—	—	(26,009)	—	—	(26,009)
Preferred stock	—	—	—	(3,900)	—	—	(3,900)
Stock-based compensation expense, net	—	—	11,921	—	—	—	11,921
Tax benefit of stock options	—	—	5	—	—	—	5

Balance, September 30, 2012	$63,272	$1,750	$1,599,070	$1,250,189	$67,303	$(31,132)	$2,950,452

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$132,345	$98,574
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	51,000
Depreciation and amortization	31,737	24,220
Addition to valuation allowance on mortgage servicing rights, net	4,477	8,966
Amortization of mortgage servicing rights	17,326	17,380
Amortization of other intangible assets	3,146	3,535
Amortization and accretion on earning assets, funding, and other, net	45,400	46,186
Tax benefit from exercise of stock options	5	11
(Gain) loss on sales of investment securities, net and impairment write-downs	(4,109)	802
Loss on sales of assets and impairment write-downs, net	11,887	10,400
Gain on mortgage banking activities, net	(46,655)	(15,141)
Mortgage loans originated and acquired for sale	(2,016,963)	(1,011,423)
Proceeds from sales of mortgage loans held for sale	2,137,051	960,423
Decrease in interest receivable	3,336	2,865
Decrease in interest payable	(11,446)	(7,191)
Net change in other assets and other liabilities	10,441	52,055

Net cash provided by operating activities	317,978	242,662

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,151,440)	(1,094,612)
Purchases of:
Investment securities	(1,175,405)	(533,674)
Premises, equipment, and software, net of disposals	(58,865)	(49,312)
Other assets	(3,846)	(2,545)
Proceeds from:
Sales of investment securities	296,403	17,916
Prepayments, calls, and maturities of investment securities	1,286,345	1,216,224
Sales, prepayments, calls, and maturities of other assets	28,366	38,160
Sales of loans originated for investment	124,903	39,184

Net cash used in investing activities	(653,539)	(368,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,479,782	(442,983)
Net decrease in deposits due to branch sales	(113,622)	—
Net increase (decrease) in short-term funding	(761,200)	784,394
Repayment of long-term funding	(25,979)	(370,091)
Proceeds from issuance of long-term funding	154,738	432,504
Proceeds from issuance of preferred stock	—	63,272
Redemption of preferred stock	—	(525,000)
Cash dividends on common stock	(26,009)	(5,231)
Cash dividends on preferred stock	(3,900)	(12,918)
Purchase of treasury stock	(31,552)	(640)

Net cash provided by (used in) financing activities	672,258	(76,693)

Net increase (decrease) in cash and cash equivalents	336,697	(202,690)
Cash and cash equivalents at beginning of period	616,595	868,162

Cash and cash equivalents at end of period	$953,292	$665,472

Supplemental disclosures of cash flow information:
Cash paid for interest	$84,699	$106,302
Cash (received) paid for income taxes	(32,050)	17,517
Loans and bank premises transferred to other real estate owned	29,957	37,168
Capitalized mortgage servicing rights	18,669	9,807

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:

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

NOTE 1: Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and comprehensive income, changes in stockholders’ equity, and cash flows of Associated Banc-Corp (individually referred to herein as the “Parent Company,” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

In April 2011, the FASB issued guidance that clarifies the definition of effective control for determining whether a repurchase agreement is accounted for as a sale or secured borrowing. The amendments in the guidance remove from the assessment of effective control both the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in the update. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Corporation adopted the accounting standard as of January 1, 2012, as required, with no material impact on its results of operations, financial position, and liquidity.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, except per share data)
Net income	$46,395	$41,339	$132,345	$98,574
Preferred stock dividends and discount accretion	(1,300)	(7,305)	(3,900)	(23,530)

Net income available to common equity	$45,095	$34,034	$128,445	$75,044

Common shareholder dividends	(8,594)	(1,734)	(25,893)	(5,200)
Unvested share-based payment awards	(36)	(11)	(116)	(31)

Undistributed earnings	$36,465	$32,289	$102,436	$69,813

Undistributed earnings allocated to common shareholders	36,311	32,087	101,975	69,382
Undistributed earnings allocated to unvested share-based payment awards	154	202	461	431

Undistributed earnings	$36,465	$32,289	$102,436	$69,813

Basic
Distributed earnings to common shareholders	$8,594	$1,734	$25,893	$5,200
Undistributed earnings allocated to common shareholders	36,311	32,087	101,975	69,382

Total common shareholders earnings, basic	$44,905	$33,821	$127,868	$74,582

Diluted
Distributed earnings to common shareholders	$8,594	$1,734	$25,893	$5,200
Undistributed earnings allocated to common shareholders	36,311	32,087	101,975	69,382

Total common shareholders earnings, diluted	$44,905	$33,821	$127,868	$74,582

Weighted average common shares outstanding	171,650	173,418	172,774	173,319
Effect of dilutive common stock awards	130	—	74	2

Diluted weighted average common shares outstanding	171,780	173,418	172,848	173,321

Basic earnings per common share	$0.26	$0.20	$0.74	$0.43

Diluted earnings per common share	$0.26	$0.20	$0.74	$0.43

Options to purchase approximately 9 million and 6 million shares were outstanding for the three and nine months ended September 30, 2012, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 7 million shares were outstanding for the three and nine months ended September 30, 2011, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical and implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2012 and full year 2011.

	2012	2011
Dividend yield	2.00%	2.00%
Risk-free interest rate	1.20%	2.27%
Weighted average expected volatility	49.11%	47.24%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$5.05	$5.56

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2011 and for the nine months ended September 30, 2012, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2010	7,301,458	$24.33
Granted	1,624,369	14.20
Exercised	(23,437)	12.66
Forfeited or expired	(1,847,116)	24.51

Outstanding at December 31, 2011	7,055,274	$21.99	5.61	$27

Options exercisable at December 31, 2011	4,623,935	$26.10	4.01	7

Outstanding at December 31, 2011	7,055,274	$21.99
Granted	3,025,269	12.98
Exercised	(11,120)	13.16
Forfeited or expired	(1,156,987)	21.04

Outstanding at September 30, 2012	8,912,436	$19.06	6.52	$817

Options exercisable at September 30, 2012	4,818,426	$23.98	4.45	56

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2011, and for the nine months ended September 30, 2012.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	2,025,720	$4.09
Granted	1,624,369	5.56
Vested	(955,454)	3.77
Forfeited	(263,296)	4.85

Nonvested at December 31, 2011	2,431,339	$5.11

Granted	3,025,269	5.05
Vested	(1,073,821)	4.88
Forfeited	(288,777)	5.13

Nonvested at September 30, 2012	4,094,010	$5.13

For the nine months ended September 30, 2012 and for the year ended December 31, 2011, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $5 million for the first nine months of 2012 and $4 million for the year ended December 31, 2011. For the nine months ended September 30, 2012 and 2011, the Corporation recognized compensation expense of $7 million and $4 million, respectively, for the vesting of stock options. For the full year 2011, the Corporation recognized compensation expense of $5 million for the vesting of stock options. At September 30, 2012, the Corporation had $15 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2014.

The following table summarizes information about the Corporation’s restricted stock awards activity (excluding salary shares) for the year ended December 31, 2011, and for the nine months ended September 30, 2012.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	772,262	$13.94
Granted	593,437	14.27
Vested	(169,499)	17.74
Forfeited	(182,435)	13.86

Outstanding at December 31, 2011	1,013,765	$13.79

Granted	500,127	13.00
Vested	(522,784)	13.41
Forfeited	(53,264)	13.73

Outstanding at September 30, 2012	937,844	$13.59

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2011 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Expense for restricted stock awards of approximately $5 million and $5 million was recognized for the nine months ended September 30, 2012 and 2011, respectively. The Corporation recognized approximately $6 million of expense for restricted stock awards for the full year 2011. The Corporation had $6 million of unrecognized compensation costs related to restricted stock awards at September 30, 2012 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2014.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months, based on the month of grant. No salary shares were issued during the first nine months of 2012, as the Corporation changed its compensation plan upon the full repayment of the funds received under the Capital Purchase Program during 2011. The Corporation recognized compensation expense of $3 million on the granting of 234,969 salary shares (or an average cost per share of $12.99) for the nine months ended September 30, 2011, and a total of $4 million on the granting of 317,450 salary shares (or an average cost per share of $12.41) for the year ended December 31, 2011.

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

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

September 30, 2012:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1	$—	$1,005
Federal agency securities	6	—	—	6
Obligations of state and political subdivisions (municipal securities)	779,328	47,948	(105)	827,171
Residential mortgage-related securities	3,381,526	109,479	(485)	3,490,520
Commercial mortgage-related securities	71,965	2,760	—	74,725
Other securities (debt and equity)	101,525	1,323	(77)	102,771

Total investment securities available for sale	$4,335,354	$161,511	$(667)	$4,496,198

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$21,852	$36	$(165)	$21,723

Total investment securities held to maturity	$21,852	$36	$(165)	$21,723

December 31, 2011:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,000	$1	$—	$1,001
Federal agency securities	24,031	18	—	24,049
Obligations of state and political subdivisions (municipal securities)	797,691	49,583	(28)	847,246
Residential mortgage-related securities	3,674,696	112,357	(1,463)	3,785,590
Commercial mortgage-related securities	16,647	1,896	—	18,543
Asset-backed securities(1)	188,439	—	(707)	187,732
Other securities (debt and equity)	72,896	1,891	(1,465)	73,322

Total investment securities available for sale	$4,775,400	$165,746	$(3,663)	$4,937,483

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp (“Sallie Mae”) and guaranteed under the Federal Family Education Loan Program (“FFELP”).

The amortized cost and fair values of investment securities available for sale and held to maturity at September 30, 2012, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$45,629	$46,380	$—	$—
Due after one year through five years	231,892	240,348	—	—
Due after five years through ten years	534,809	571,046	5,785	5,771
Due after ten years	69,513	73,133	16,067	15,952

Total debt securities	881,843	930,907	21,852	21,723
Residential mortgage-related securities	3,381,526	3,490,520	—	—
Commercial mortgage-related securities	71,965	74,725	—	—
Equity securities	20	46	—	—

Total investment securities	$4,335,354	$4,496,198	$21,852	$21,723

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012.

	Less than 12 months			12 months or more			Total
September 30, 2012:	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	31	(91)	11,699	2	(14)	457	(105)	12,156
Residential mortgage-related securities	6	(421)	116,685	5	(64)	2,040	(485)	118,725
Other debt securities	—	—	—	1	(77)	110	(77)	110

Total		$(512)	$128,384		$(155)	$2,607	$(667)	$130,991

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	35	(165)	15,253	—	—	—	(165)	15,253

Total		$(165)	$15,253		$—	$—	$(165)	$15,253

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2012, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At September 30,

2012, the unrealized loss position on other debt securities was attributable to a pooled trust preferred debt security. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2011 and the nine months ended September 30, 2012, respectively.

	Non-agency Mortgage-Related Securities	Trust Preferred Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2010	$(17,556)	$(10,019)	$(27,575)
Credit losses on newly identified impairment	(2)	(816)	(818)

Balance of credit-related other-than-temporary			.
impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)
Reduction due to credit impaired securities sold	17,026	4,499	21,525

Balance of credit-related other-than-temporary impairment at September 30, 2012	$(532)	$(6,336)	$(6,868)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011.

	Less than 12 months		12 months or more		Total
December 31, 2011:	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	$(10)	$971	$(18)	$348	$(28)	$1,319
Residential mortgage-related securities	(1,443)	186,954	(20)	1,469	(1,463)	188,423
Asset-backed securities	(9)	4,091	(698)	174,640	(707)	178,731
Other securities (debt and equity)	(671)	45,395	(794)	522	(1,465)	45,917

Total	$(2,133)	$237,411	$(1,530)	$176,979	$(3,663)	$414,390

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At September 30, 2012 and December 31, 2011, the Corporation had FHLB stock of $96 million and $121 million, respectively. The Corporation had Federal Reserve Bank stock of $70 million at both September 30, 2012 and December 31, 2011.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2011 or the first nine months of 2012. The FHLB of Chicago initiated tender offers for certain of its shares during the first nine months of 2012, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender offers and reduced its equity holdings in the FHLB of Chicago by $25 million.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition was as follows.

	September 30, 2012	December 31, 2011
	($ in Thousands)
Commercial and industrial	$4,265,356	$3,724,736
Commercial real estate - owner occupied	1,197,517	1,086,829
Lease financing	60,818	58,194

Commercial and business lending	5,523,691	4,869,759
Commercial real estate - investor	2,787,158	2,563,767
Real estate construction	611,186	584,046

Commercial real estate lending	3,398,344	3,147,813

Total commercial	8,922,035	8,017,572
Home equity	2,356,900	2,504,704
Installment	482,451	557,782

Total retail	2,839,351	3,062,486
Residential mortgage	3,204,828	2,951,013

Total consumer	6,044,179	6,013,499

Total loans	$14,966,214	$14,031,071

A summary of the changes in the allowance for loan losses was as follows.

	September 30, 2012	December 31, 2011
	($ in Thousands)
Balance at beginning of period	$378,151	$476,813
Provision for loan losses	—	52,000
Charge offs	(86,629)	(189,732)
Recoveries	23,628	39,070

Net charge offs	(63,001)	(150,662)

Balance at end of period	$315,150	$378,151

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

A summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	8,943	(2,492)	(1,677)	(11,965)	(6,684)	6,293	163	7,419	—
Charge offs	(35,830)	(2,402)	(21)	(10,968)	(2,139)	(25,146)	(1,763)	(8,360)	(86,629)
Recoveries	13,583	831	1,877	1,532	1,538	2,990	967	310	23,628

Balance at Sep 30, 2012	$111,070	$32,137	$2,746	$65,288	$14,042	$54,281	$5,990	$29,596	$315,150

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,814	$1,042	$—	$8,759	$1,653	$888	$515	$1,870	$22,541
Ending balance impaired loans collectively evaluated for impairment	$7,578	$4,721	$22	$7,507	$3,072	$24,343	$1,796	$14,241	$63,280
Ending balance all other loans collectively evaluated for impairment	$95,678	$26,374	$2,724	$49,022	$9,317	$29,050	$3,679	$13,485	$229,329

Total	$111,070	$32,137	$2,746	$65,288	$14,042	$54,281	$5,990	$29,596	$315,150

Loans:
Ending balance impaired loans individually evaluated for impairment	$28,409	$17,372	$5,386	$59,441	$24,359	$4,880	$515	$11,565	$151,927
Ending balance impaired loans collectively evaluated for impairment	$48,300	$25,495	$541	$61,330	$10,886	$43,054	$3,050	$69,380	$262,036
Ending balance all other loans collectively evaluated for impairment	$4,188,647	$1,154,650	$54,891	$2,666,387	$575,941	$2,308,966	$478,886	$3,123,883	$14,552,251

Total	$4,265,356	$1,197,517	$60,818	$2,787,158	$611,186	$2,356,900	$482,451	$3,204,828	$14,966,214

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The methodology used at September 30, 2012 and December 31, 2011 was generally comparable.

At September 30, 2012, the allowance for loan losses declined and the loan portfolio segment allocations also declined relative to December 31, 2011. The change in the allowance for loan losses portfolio allocations was primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2010	$137,770	$54,320	$7,396	$111,264	$56,772	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	8,916	(11,144)	(6,611)	(762)	(4,744)	54,476	3,845	8,024	52,000
Charge offs	(38,662)	(9,485)	(173)	(29,479)	(38,222)	(42,623)	(16,134)	(14,954)	(189,732)
Recoveries	16,350	2,509	1,955	5,666	7,521	3,201	1,584	284	39,070

Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,619	$3,608	$161	$16,623	$4,919	$2,922	$—	$957	$36,809
Ending balance impaired loans collectively evaluated for impairment	$7,688	$3,962	$34	$8,378	$4,266	$27,914	$2,021	$13,707	$67,970
Ending balance all other loans collectively evaluated for impairment	$109,067	$28,630	$2,372	$61,688	$12,142	$39,308	$4,602	$15,563	$273,372

Total	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Loans:
Ending balance impaired loans individually evaluated for impairment	$41,474	$26,049	$9,792	$85,287	$31,933	$9,542	$—	$11,401	$215,478
Ending balance impaired loans collectively evaluated for impairment	$37,153	$17,807	$852	$57,482	$20,850	$46,315	$3,730	$70,269	$254,458
Ending balance all other loans collectively evaluated for impairment	$3,646,109	$1,042,973	$47,550	$2,420,998	$531,263	$2,448,847	$554,052	$2,869,343	$13,561,135

Total	$3,724,736	$1,086,829	$58,194	$2,563,767	$584,046	$2,504,704	$557,782	$2,951,013	$14,031,071

The following table presents commercial loans by credit quality indicator at September 30, 2012.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$3,918,190	$149,569	$120,888	$76,709	$4,265,356
Commercial real estate - owner occupied	984,133	50,483	120,034	42,867	1,197,517
Lease financing	52,424	2,253	214	5,927	60,818

Commercial and business lending	4,954,747	202,305	241,136	125,503	5,523,691
Commercial real estate - investor	2,466,151	67,190	133,046	120,771	2,787,158
Real estate construction	551,109	6,355	18,477	35,245	611,186

Commercial real estate lending	3,017,260	73,545	151,523	156,016	3,398,344

Total commercial	$7,972,007	$275,850	$392,659	$281,519	$8,922,035

The following table presents commercial loans by credit quality indicator at December 31, 2011.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$3,283,090	$209,713	$153,306	$78,627	$3,724,736
Commercial real estate - owner occupied	853,517	53,090	136,366	43,856	1,086,829
Lease financing	46,570	822	158	10,644	58,194

Commercial and business lending	4,183,177	263,625	289,830	133,127	4,869,759
Commercial real estate - investor	2,055,124	135,668	230,206	142,769	2,563,767
Real estate construction	494,839	8,775	27,649	52,783	584,046

Commercial real estate lending	2,549,963	144,443	257,855	195,552	3,147,813

Total commercial	$6,733,140	$408,068	$547,685	$328,679	$8,017,572

The following table presents consumer loans by credit quality indicator at September 30, 2012.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,290,800	$14,823	$3,343	$47,934	$2,356,900
Installment	477,062	1,693	131	3,565	482,451

Total retail	2,767,862	16,516	3,474	51,499	2,839,351
Residential mortgage	3,108,808	6,878	8,197	80,945	3,204,828

Total consumer	$5,876,670	$23,394	$11,671	$132,444	$6,044,179

The following table presents consumer loans by credit quality indicator at December 31, 2011.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,431,207	$12,189	$5,451	$55,857	$2,504,704
Installment	551,227	2,592	233	3,730	557,782

Total retail	2,982,434	14,781	5,684	59,587	3,062,486
Residential mortgage	2,849,082	7,224	13,037	81,670	2,951,013

Total consumer	$5,831,516	$22,005	$18,721	$141,257	$6,013,499

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

The following table presents loans by past due status at September 30, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$2,525	$1,270	$—	$3,795	$4,219,867	$4,223,662
Commercial real estate - owner occupied	1,453	3,390	1,052	5,895	1,164,461	1,170,356
Lease financing	—	17	—	17	54,874	54,891

Commercial and business lending	3,978	4,677	1,052	9,707	5,439,202	5,448,909
Commercial real estate - investor	7,203	1,606	615	9,424	2,706,212	2,715,636
Real estate construction	1,057	197	—	1,254	578,248	579,502

Commercial real estate lending	8,260	1,803	615	10,678	3,284,460	3,295,138

Total commercial	12,238	6,480	1,667	20,385	8,723,662	8,744,047
Home equity	11,020	3,803	55	14,878	2,303,555	2,318,433
Installment	1,235	458	612	2,305	477,253	479,558

Total retail	12,255	4,261	667	17,183	2,780,808	2,797,991
Residential mortgage	6,214	664	—	6,878	3,139,126	3,146,004

Total consumer	18,469	4,925	667	24,061	5,919,934	5,943,995

Total accruing loans	$30,707	$11,405	$2,334	$44,446	$14,643,596	$14,688,042

Nonaccrual loans
Commercial and industrial	$923	$4,013	$10,808	$15,744	$25,950	$41,694
Commercial real estate - owner occupied	1,797	1,576	11,867	15,240	11,921	27,161
Lease financing	—	—	483	483	5,444	5,927

Commercial and business lending	2,720	5,589	23,158	31,467	43,315	74,782
Commercial real estate - investor	3,338	4,104	33,045	40,487	31,035	71,522
Real estate construction	—	288	16,578	16,866	14,818	31,684

Commercial real estate lending	3,338	4,392	49,623	57,353	45,853	103,206

Total commercial	6,058	9,981	72,781	88,820	89,168	177,988
Home equity	2,072	2,068	29,292	33,432	5,035	38,467
Installment	144	173	1,590	1,907	986	2,893

Total retail	2,216	2,241	30,882	35,339	6,021	41,360
Residential mortgage	2,018	4,237	41,173	47,428	11,396	58,824

Total consumer	4,234	6,478	72,055	82,767	17,417	100,184

Total nonaccrual loans	$10,292	$16,459	$144,836	$171,587	$106,585	$278,172

Total loans
Commercial and industrial	$3,448	$5,283	$10,808	$19,539	$4,245,817	$4,265,356
Commercial real estate - owner occupied	3,250	4,966	12,919	21,135	1,176,382	1,197,517
Lease financing	—	17	483	500	60,318	60,818

Commercial and business lending	6,698	10,266	24,210	41,174	5,482,517	5,523,691
Commercial real estate - investor	10,541	5,710	33,660	49,911	2,737,247	2,787,158
Real estate construction	1,057	485	16,578	18,120	593,066	611,186

Commercial real estate lending	11,598	6,195	50,238	68,031	3,330,313	3,398,344

Total commercial	18,296	16,461	74,448	109,205	8,812,830	8,922,035
Home equity	13,092	5,871	29,347	48,310	2,308,590	2,356,900
Installment	1,379	631	2,202	4,212	478,239	482,451

Total retail	14,471	6,502	31,549	52,522	2,786,829	2,839,351
Residential mortgage	8,232	4,901	41,173	54,306	3,150,522	3,204,828

Total consumer	22,703	11,403	72,722	106,828	5,937,351	6,044,179

Total loans	$40,999	$27,864	$147,170	$216,033	$14,750,181	$14,966,214

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at September 30, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,513	$5,230	$3,755	$12,498	$3,656,163	$3,668,661
Commercial real estate - owner occupied	6,788	304	—	7,092	1,044,019	1,051,111
Lease financing	31	73	—	104	47,446	47,550

Commercial and business lending	10,332	5,607	3,755	19,694	4,747,628	4,767,322
Commercial real estate - investor	2,770	2,200	—	4,970	2,459,445	2,464,415
Real estate construction	873	123	481	1,477	540,763	542,240

Commercial real estate lending	3,643	2,323	481	6,447	3,000,208	3,006,655

Total commercial	13,975	7,930	4,236	26,141	7,747,836	7,773,977
Home equity	9,399	2,790	—	12,189	2,445,608	2,457,797
Installment	1,784	808	689	3,281	551,786	555,067

Total retail	11,183	3,598	689	15,470	2,997,394	3,012,864
Residential mortgage	6,320	904	—	7,224	2,880,234	2,887,458

Total consumer	17,503	4,502	689	22,694	5,877,628	5,900,322

Total accruing loans	$31,478	$12,432	$4,925	$48,835	$13,625,464	$13,674,299

Nonaccrual loans
Commercial and industrial	$5,374	$6,933	$20,792	$33,099	$22,976	$56,075
Commercial real estate - owner occupied	2,190	185	19,724	22,099	13,619	35,718
Lease financing	—	—	858	858	9,786	10,644

Commercial and business lending	7,564	7,118	41,374	56,056	46,381	102,437
Commercial real estate - investor	2,332	2,730	31,529	36,591	62,761	99,352
Real estate construction	36	482	18,625	19,143	22,663	41,806

Commercial real estate lending	2,368	3,212	50,154	55,734	85,424	141,158

Total commercial	9,932	10,330	91,528	111,790	131,805	243,595
Home equity	2,818	2,408	34,976	40,202	6,705	46,907
Installment	403	373	599	1,375	1,340	2,715

Total retail	3,221	2,781	35,575	41,577	8,045	49,622
Residential mortgage	1,981	4,301	43,153	49,435	14,120	63,555

Total consumer	5,202	7,082	78,728	91,012	22,165	113,177

Total nonaccrual loans	$15,134	$17,412	$170,256	$202,802	$153,970	$356,772

Total loans
Commercial and industrial	$8,887	$12,163	$24,547	$45,597	$3,679,139	$3,724,736
Commercial real estate - owner occupied	8,978	489	19,724	29,191	1,057,638	1,086,829
Lease financing	31	73	858	962	57,232	58,194

Commercial and business lending	17,896	12,725	45,129	75,750	4,794,009	4,869,759
Commercial real estate - investor	5,102	4,930	31,529	41,561	2,522,206	2,563,767
Real estate construction	909	605	19,106	20,620	563,426	584,046

Commercial real estate lending	6,011	5,535	50,635	62,181	3,085,632	3,147,813

Total commercial	23,907	18,260	95,764	137,931	7,879,641	8,017,572
Home equity	12,217	5,198	34,976	52,391	2,452,313	2,504,704
Installment	2,187	1,181	1,288	4,656	553,126	557,782

Total retail	14,404	6,379	36,264	57,047	3,005,439	3,062,486
Residential mortgage	8,301	5,205	43,153	56,659	2,894,354	2,951,013

Total consumer	22,705	11,584	79,417	113,706	5,899,793	6,013,499

Total loans	$46,612	$29,844	$175,181	$251,637	$13,779,434	$14,031,071

*	The recorded investment in loans past due 90 days or more and still accruing totaled $5 million at December 31, 2011 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at September 30, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$64,379	$71,469	$15,392	$61,871	$2,133
Commercial real estate - owner occupied	28,651	33,207	5,763	29,659	801
Lease financing	541	541	22	629	—

Commercial and business lending	93,571	105,217	21,177	92,159	2,934
Commercial real estate - investor	99,242	122,537	16,266	100,899	2,514
Real estate construction	19,393	26,048	4,725	20,931	273

Commercial real estate lending	118,635	148,585	20,991	121,830	2,787

Total commercial	212,206	253,802	42,168	213,989	5,721
Home equity	46,117	53,402	25,231	49,216	1,276
Installment	3,565	3,939	2,311	3,812	121

Total retail	49,682	57,341	27,542	53,028	1,397
Residential mortgage	74,082	81,538	16,111	76,284	1,505

Total consumer	123,764	138,879	43,653	129,312	2,902

Total loans	$335,970	$392,681	$85,821	$343,301	$8,623

Loans with no related allowance
Commercial and industrial	$12,330	$20,446	$—	$12,932	$98
Commercial real estate - owner occupied	14,216	17,290	—	15,250	197
Lease financing	5,386	5,386	—	7,564	—

Commercial and business lending	31,932	43,122	—	35,746	295
Commercial real estate - investor	21,529	32,191	—	23,201	46
Real estate construction	15,852	30,052	—	16,994	22

Commercial real estate lending	37,381	62,243	—	40,195	68

Total commercial	69,313	105,365	—	75,941	363
Home equity	1,817	2,206	—	1,985	2
Installment	—	—	—	—	—

Total retail	1,817	2,206	—	1,985	2
Residential mortgage	6,863	8,296	—	7,824	40

Total consumer	8,680	10,502	—	9,809	42

Total loans	$77,993	$115,867	$—	$85,750	$405

Total
Commercial and industrial	$76,709	$91,915	$15,392	$74,803	$2,231
Commercial real estate - owner occupied	42,867	50,497	5,763	44,909	998
Lease financing	5,927	5,927	22	8,193	—

Commercial and business lending	125,503	148,339	21,177	127,905	3,229
Commercial real estate - investor	120,771	154,728	16,266	124,100	2,560
Real estate construction	35,245	56,100	4,725	37,925	295

Commercial real estate lending	156,016	210,828	20,991	162,025	2,855

Total commercial	281,519	359,167	42,168	289,930	6,084
Home equity	47,934	55,608	25,231	51,201	1,278
Installment	3,565	3,939	2,311	3,812	121

Total retail	51,499	59,547	27,542	55,013	1,399
Residential mortgage	80,945	89,834	16,111	84,108	1,545

Total consumer	132,444	149,381	43,653	139,121	2,944

Total loans	$413,963	$508,548	$85,821	$429,051	$9,028

*	Interest income recognized included $5 million of interest income recognized on accruing restructured loans for the nine months ended September 30, 2012.

The following table presents impaired loans at December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,380	$65,945	$15,307	$65,042	$2,265
Commercial real estate - owner occupied	27,456	31,221	7,570	28,938	587
Lease financing	1,176	1,176	195	1,792	40

Commercial and business lending	86,012	98,342	23,072	95,772	2,892
Commercial real estate - investor	101,704	117,469	25,001	107,153	3,552
Real estate construction	30,100	38,680	9,185	35,411	1,220

Commercial real estate lending	131,804	156,149	34,186	142,564	4,772

Total commercial	217,816	254,491	57,258	238,336	7,664
Home equity	52,756	58,221	30,836	56,069	1,909
Installment	3,730	4,059	2,021	4,135	217

Total retail	56,486	62,280	32,857	60,204	2,126
Residential mortgage	74,415	81,215	14,664	77,987	2,197

Total consumer	130,901	143,495	47,521	138,191	4,323

Total loans	$348,717	$397,986	$104,779	$376,527	$11,987

Loans with no related allowance
Commercial and industrial	$21,247	$27,631	$—	$23,514	$532
Commercial real estate - owner occupied	16,400	20,426	—	18,609	200
Lease financing	9,468	9,468	—	11,436	—

Commercial and business lending	47,115	57,525	—	53,559	732
Commercial real estate - investor	41,065	63,872	—	50,936	242
Real estate construction	22,683	41,636	—	30,937	330

Commercial real estate lending	63,748	105,508	—	81,873	572

Total commercial	110,863	163,033	—	135,432	1,304
Home equity	3,101	5,087	—	3,314	6
Installment	—	—	—	—	—

Total retail	3,101	5,087	—	3,314	6
Residential mortgage	7,255	7,806	—	7,376	117

Total consumer	10,356	12,893	—	10,690	123

Total loans	$121,219	$175,926	$—	$146,122	$1,427

Total
Commercial and industrial	$78,627	$93,576	$15,307	$88,556	$2,797
Commercial real estate - owner occupied	43,856	51,647	7,570	47,547	787
Lease financing	10,644	10,644	195	13,228	40

Commercial and business lending	133,127	155,867	23,072	149,331	3,624
Commercial real estate - investor	142,769	181,341	25,001	158,089	3,794
Real estate construction	52,783	80,316	9,185	66,348	1,550

Commercial real estate lending	195,552	261,657	34,186	224,437	5,344

Total commercial	328,679	417,524	57,258	373,768	8,968
Home equity	55,857	63,308	30,836	59,383	1,915
Installment	3,730	4,059	2,021	4,135	217

Total retail	59,587	67,367	32,857	63,518	2,132
Residential mortgage	81,670	89,021	14,664	85,363	2,314

Total consumer	141,257	156,388	47,521	148,881	4,446

Total loans	$469,936	$573,912	$104,779	$522,649	$13,414

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2011.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $46 million recorded investment in loans modified in a troubled debt restructuring for the nine months ended September 30, 2012, of which, $25 million were in accrual status and $21 million were in nonaccrual pending a sustained period of repayment.

As of September 30, 2012 and December 31, 2011, there were $74 million and $87 million, respectively, of nonaccrual restructured loans, and $136 million and $113 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	September 30, 2012		December 31, 2011
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$35,015	$15,414	$22,552	$12,211
Commercial real estate - owner occupied	15,706	11,692	8,138	9,706
Commercial real estate - investor	49,249	23,985	43,417	30,303
Real estate construction	3,561	6,468	10,977	14,253
Home equity	9,467	5,477	8,950	6,268
Installment	672	1,102	1,015	1,163
Residential mortgage	22,121	10,113	18,115	13,589

Total	$135,791	$74,251	$113,164	$87,493

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and nine months ended September 30, 2012, and the recorded investment and unpaid principal balance as of September 30, 2012.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	27	$4,984	$5,165	82	$15,956	$19,053
Commercial real estate - owner occupied	11	5,747	5,958	29	11,371	12,116
Commercial real estate - investor	3	3,201	3,583	25	12,514	13,400
Real estate construction	3	45	48	8	864	1,214
Home equity	9	619	652	33	1,796	1,845
Installment	5	138	140	10	219	222
Residential mortgage	1	108	108	15	3,145	3,329

Total	59	$14,842	$15,654	202	$45,865	$51,179

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), principal reduction, or some combination of these concessions. During the three and nine months ended September 30, 2012, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions for the three and nine months ended September 30, 2012.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2012, as well as the recorded investment in these restructured loans as of September 30, 2012.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	6	$847	19	$2,103
Commercial real estate - owner occupied	4	572	8	2,734
Commercial real estate - investor	4	3,678	12	8,487
Real estate construction	2	432	6	2,079
Home equity	8	1,829	12	2,065
Installment	—	—	2	333
Residential mortgage	5	609	11	1,157

Total	29	$7,967	70	$18,958

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 7: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its annual impairment testing in May 2012. Management also assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for all of the reported segments. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. There were no impairment charges recorded in 2011, or through September 30, 2012. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

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

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831
Accumulated amortization	(33,237)	(30,815)

Net book value	$8,594	$11,016

Amortization during the period	$2,422	$3,695

Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(11,601)	(10,877)

Net book value	$7,682	$8,406

Amortization during the period	$724	$1,019

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. The Corporation recorded an other-than-temporary impairment of $15 million on mortgage servicing rights by reducing the capitalized costs and the valuation allowance on mortgage servicing rights during 2012 due to the uncertainty of the recoverability of the valuation allowance on mortgage servicing rights associated with the long-term, consistently low rate environment. See Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 12, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$75,855	$84,209
Additions	18,669	17,476
Amortization	(17,326)	(25,830)
Other-than-temporary impairment	(14,610)	—

Mortgage servicing rights at end of period	$62,588	$75,855

Valuation allowance at beginning of period	(27,703)	(20,300)
Additions, net	(4,477)	(7,403)
Other-than-temporary impairment	14,610	—

Valuation allowance at end of period	(17,570)	(27,703)

Mortgage servicing rights, net	$45,018	$48,152

Fair value of mortgage servicing rights	$45,018	$48,152
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	7,547,000	7,321,000
Mortgage servicing rights, net to servicing portfolio	0.60%	0.66%
Mortgage servicing rights expense(1)	$21,803	$33,233

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2012. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three months ending December 31, 2012	$800	$200	$4,500
Year ending December 31, 2013	3,100	900	14,200
Year ending December 31, 2014	2,900	900	10,200
Year ending December 31, 2015	1,400	800	7,700
Year ending December 31, 2016	300	800	5,900
Year ending December 31, 2017	100	800	4,500

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities less than one year) and long-term funding (funding with original contractual maturities greater than one year) was as follows.

	September 30, 2012	December 31, 2011
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$89,020	$154,730
Securities sold under agreements to repurchase	1,049,007	1,359,755
Federal Home Loan Bank (“FHLB”) advances	600,000	1,000,000
Commercial paper	15,258	—

Total short-term funding	$1,753,285	$2,514,485

Long-Term Funding
FHLB advances	$500,387	$500,476
Senior notes, at par	585,000	430,000
Subordinated debt, at par	25,821	25,821
Junior subordinated debentures, at par	185,567	211,340
Other long-term funding and capitalized costs	8,647	9,434

Total long-term funding	$1,305,422	$1,177,071

Total short and long-term funding	$3,058,707	$3,691,556

Short-term funding:

The FHLB advances included in short-term funding are those with original contractual maturities of less than one year. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily. During the third quarter of 2012, the Corporation began issuing commercial paper to facilitate a new customer investment product.

Long-term funding:

FHLB advances: At both September 30, 2012, and December 31, 2011, long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.79%. These advances all had fixed interest rates at both September 30, 2012, and December 31, 2011.

Senior notes: In March 2011, the Corporation issued $300 million of senior notes at a discount. In September 2011, the Corporation issued an additional $130 million of senior notes at a premium. The 2011 senior note issuances mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%. In September 2012, the Corporation issued $155 million of senior notes at a discount. The 2012 senior note issuance matures on March 12, 2014 and has a fixed coupon interest rate of 1.875%.

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

Junior subordinated debentures: As of September 30, 2012, the Corporation owned 100% of the common securities of three trusts: ASBC Capital I, SFSC Capital I, and SFSC Capital II (the “Trusts”). The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Corporation (or assumed by the Corporation in connection with an acquisition). The junior subordinated debentures are the sole assets of the Trusts. In the consolidated balance sheets, the junior subordinated debentures issued by the Corporation to the Trusts are reported as long-term funding and the common securities of the Trusts, all of which are owned by the Corporation, are included in other assets.

The following table provides a summary of the Corporation’s junior subordinated debentures as of September 30, 2012 and December 31, 2011. The Corporation redeemed $26 million of the ASBC Capital I junior subordinated debentures during the second quarter of 2012 and intends to redeem the remaining outstanding junior subordinated debentures during the fourth quarter of 2012.

($ in Thousands)	Related Trust Common Securities	Trust Preferred Securities	Junior Subordinated Debentures, at par	Rate Structure	Contractual Rate	Maturity Date
September 30, 2012:
ASBC Capital I	$4,639	$150,000	$154,639	Fixed	7.625%	06/2032
SFSC Capital I	464	15,000	15,464	L+3.45	3.880%	11/2032
SFSC Capital II	464	15,000	15,464	L+2.80	3.250%	04/2034

Total	$5,567	$180,000	$185,567

December 31, 2011:
ASBC Capital I	$5,412	$175,000	$180,412	Fixed	7.625%	06/2032
SFSC Capital I	464	15,000	15,464	L+3.45	3.910%	11/2032
SFSC Capital II	464	15,000	15,464	L+2.80	3.230%	04/2034

Total	$6,340	$205,000	$211,340

NOTE 9: Income Taxes

For the first nine months of 2012, the Corporation recognized income tax expense of $62 million, compared to income tax expense of $35 million for the first nine months of 2011. The effective tax rate was 31.93% for the first nine months of 2012, compared to an effective tax rate of 26.10% for the first nine months of 2011. The change in income tax expense and the effective tax rate was primarily due to the increased level of pretax income between the comparable nine-month periods. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

NOTE 10: Derivative and Hedging Activities

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $72 million of investment securities as collateral at September 30, 2012, and pledged $85 million of investment securities as collateral at December 31, 2011.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. See Note 12, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2011
Interest rate swap – Federal funds purchased and securities sold under agreements to repurchase	$100,000	$(2,011)	Other liabilities	0.07%	3.04%	8 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

($ in Thousands)	Amount of Gain / (Loss) Recognized in OCI on Derivatives (Effective Portion)	Category of (Gain) / Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) / Loss Reclassified from AOCI into Income (Effective Portion)	Category of Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion)	Gross Amount of Gain / (Loss) Recognized in Income on Derivatives (Ineffective Portion)
Nine Months Ended September 30, 2012		Interest Expense		Interest Expense
Interest rate swap - Federal funds purchased and securities sold under agreements to repurchase	$6	Federal funds purchased and securities sold under agreements to repurchase	$1,954	Federal funds purchased and securities sold under agreements to repurchase	$33
Nine Months Ended September 30, 2011		Interest Expense		Interest Expense
Interest rate swap - Federal funds purchased and securities sold under agreements to repurchase	$(528)	Federal funds purchased and securities sold under agreements to repurchase	$3,969	Federal funds purchased and securities sold under agreements to repurchase	$18

Cash flow hedges

The Corporation has variable-rate short-term funding which exposes the Corporation to variability in interest payments due to changes in interest rates. To manage the interest rate risk related to the variability of these interest payments, the Corporation has entered into various interest rate swap agreements.

During the third quarter of 2008, the Corporation entered into two interest rate swap agreements which hedge the interest rate risk in the cash flows of certain short-term, variable-rate funding. In the third quarter of 2011, one interest rate swap agreement for $100 million matured. In the third quarter of 2012, the remaining interest rate swap agreement for $100 million matured. Hedge effectiveness is determined using regression analysis. No components of the derivatives change in fair value were excluded from the assessment of hedge effectiveness. Derivative gains and losses reclassified from accumulated other comprehensive income to current period earnings are included in interest expense on Federal funds purchased and securities sold under agreements to repurchase (i.e., the line item in which the hedged cash flows are recorded). At December 31, 2011, accumulated other comprehensive income included a deferred after-tax net loss of $1 million related to these derivatives.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
September 30, 2012
Interest rate-related instruments — customer and mirror	$1,700,367	$75,065	Other assets	1.34%	1.34%	45 months
Interest rate-related instruments — customer and mirror	1,700,367	(81,884)	Other liabilities	1.34	1.34	45 months
Interest rate lock commitments (mortgage)	425,557	17,566	Other assets	—	—	—
Forward commitments (mortgage)	463,500	(8,167)	Other liabilities	—	—	—
Foreign currency exchange forwards	47,445	1,094	Other assets	—	—	—
Foreign currency exchange forwards	45,130	(977)	Other liabilities	—	—	—
Purchased options (time deposit)	106,921	5,032	Other assets	—	—	—
Written options (time deposit)	106,921	(5,032)	Other liabilities	—	—	—

December 31, 2011
Interest rate-related instruments — customer and mirror	$1,563,831	$71,143	Other assets	1.66%	1.66%	45 months
Interest rate-related instruments — customer and mirror	1,563,831	(78,064)	Other liabilities	1.66	1.66	45 months
Interest rate lock commitments (mortgage)	235,375	4,571	Other assets	—	—	—
Forward commitments (mortgage)	437,500	(4,771)	Other liabilities	—	—	—
Foreign currency exchange forwards	52,973	2,079	Other assets	—	—	—
Foreign currency exchange forwards	44,107	(1,891)	Other liabilities	—	—	—
Purchased options (time deposit)	54,780	2,854	Other assets	—	—	—
Written options (time deposit)	54,780	(2,854)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate-related instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
		($ in Thousands)
Nine Months Ended September 30, 2012
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$102
Interest rate lock commitments (mortgage)	Mortgage banking, net	12,995
Forward commitments (mortgage)	Mortgage banking, net	(3,396)
Foreign currency exchange forwards	Capital market fees, net	(71)
Covered call options	Interest on investment securities	469

Nine Months Ended September 30, 2011
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(3,379)
Interest rate lock commitments (mortgage)	Mortgage banking, net	10,935
Forward commitments (mortgage)	Mortgage banking, net	(11,386)
Foreign currency exchange forwards	Capital market fees, net	345

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

Written and purchased option derivatives (time deposit)

The Corporation periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets.

Other derivatives

During the second quarter of 2012, the Corporation began entering into covered call options. Under covered call options, the Corporation will sell options to a bank or dealer for the right to purchase certain securities held within the Corporation’s investment securities portfolio. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges, and, accordingly, the changes in fair value of these contracts are recognized in interest income. There were no covered call options outstanding as of September 30, 2012.

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

	September 30, 2012	December 31, 2011
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$5,138,435	$4,561,210
Commercial letters of credit (1)	67,153	47,699
Standby letters of credit (3)	305,230	320,375

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2012 or December 31, 2011.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both September 30, 2012 and December 31, 2011, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of September 30, 2012 and December 31, 2011, the Corporation had a reserve for losses on unfunded commitments totaling $20 million and $15 million, respectively, included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2012 was $34 million, included in other assets on the consolidated balance sheets, compared to $36 million at December 31, 2011. Related to these investments, the Corporation had remaining commitments to fund of $18 million at September 30, 2012 and $15 million at December 31, 2011.

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

On a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with all pending or threatened claims and litigation, utilizing the most recent information available. On a matter by matter basis, an accrual for loss is established for those matters which the Corporation believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments. Accordingly, management’s estimate will change from time to time, and actual losses may be more or less than the current estimate. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established.

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

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. In the second quarter of 2012, the Bank settled with an insurer for $2.5 million as contribution to the settlement amount and received approximately $1.5 million as partial reimbursement for defense costs. By entering into such an agreement, the Bank has not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation has a Visa indemnification liability (included in other liabilities on the consolidated balance sheets) totaling $2 million at both September 30, 2012 and December 31, 2011. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s interest in this escrow account (included in other assets on the consolidation balance sheets) was $2 million at both September 30, 2012 and December 31, 2011.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. There have been insignificant instances of repurchase under representations and warranties. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2012, and December 31, 2011, there were approximately $77 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk upon which there have been insignificant instances of repurchase. Given that the underlying loans delivered to buyers are predominantly conventional residential first lien mortgages originated or purchased under our usual underwriting procedures, and that historical experience shows negligible losses and insignificant repurchase activity, management believes that losses and repurchases under the limited recourse provisions will continue to be insignificant.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2012 and December 31, 2011, there were $349 million and $475 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been insignificant historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (“PMI”) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. At September 30, 2012, the Corporation’s potential risk exposure was approximately $19 million. The Corporation’s estimated liability for reinsurance losses, including estimated losses incurred but not yet reported, was $9 million and $8 million at September 30, 2012 and December 31, 2011, respectively.

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

Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, certain Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include certain Federal agency securities, obligations of state and political subdivisions, mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include pooled trust preferred debt securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 5, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2012, and December 31, 2011, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

Derivative financial instruments (foreign currency exchange forwards): The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,005	$1,005	$—	$—
Federal agency securities	6	6	—	—
Obligations of state and political subdivisions (municipal securities)	827,171	—	827,171	—
Residential mortgage-related securities	3,490,520	—	3,490,520	—
Commercial mortgage-related securities	74,725	—	74,725	—
Other securities (debt and equity)	102,771	2,918	99,446	407

Total investment securities available for sale	$4,496,198	$3,929	$4,491,862	$407
Derivatives (trading and other assets)	$98,757	$—	$81,191	$17,566

Liabilities:
Derivatives (trading and other liabilities)	$96,060	$—	$87,893	$8,167

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1,001	$—	$—
Federal agency securities	24,049	41	24,008	—
Obligations of state and political subdivisions (municipal securities)	847,246	—	847,246	—
Residential mortgage-related securities	3,785,590	—	3,785,590	—
Commercial mortgage-related securities	18,543	—	18,543	—
Asset-backed securities	187,732	—	187,732	—
Other securities (debt and equity)	73,322	11,659	60,807	856

Total investment securities available for sale	$4,937,483	$12,701	$4,923,926	$856
Derivatives (trading and other assets)	$80,647	$—	$76,076	$4,571

Liabilities:
Derivatives (trading and other liabilities)	$89,591	$—	$84,820	$4,771

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2011 and the nine months ended September 30, 2012, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Investment Securities Available for Sale	Derivative Financial Instruments
Balance December 31, 2010	$1,672	$5,539
Total net losses included in income:
Impairment losses on investment securities	(816)	—
Mortgage derivative loss	—	(5,739)

Balance December 31, 2011	$856	$(200)

Total net gains included in income:
Mortgage derivative gain	—	9,599
Total net losses included in other comprehensive income:
Unrealized investment securities losses	(24)	—
Sales of investment securities	(425)	—

Balance September 30, 2012	$407	$9,399

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2012, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Investment securities available for sale – other securities (debt and equity): In valuing the investment securities available for sale classified within Level 3, the Corporation utilized a discounted cash flow model and incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities. The significant unobservable input used within the discounted cash flow analysis was the discount rate, which was based on the 3 month LIBOR forward curve (the 3 month LIBOR forward ranged from 0.35% to 3.07%) plus the investment security spread, at September 30, 2012.

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio is calculated by our secondary marketing system taking into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed in the Corporation’s Mortgage Secondary Marketing Department for reasonableness and reported to Mortgage Risk Management Committee. At September 30, 2012, the closing ratio was 77%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in discounts of 0% to 50%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 24.4% and 9.7% at September 30, 2012, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$157,093	$—	$157,093	$—
Impaired loans (1)	129,386	—	—	129,386
Mortgage servicing rights	45,018	—	—	45,018

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$249,195	$—	$249,195	$—
Impaired loans (1)	178,669	—	—	178,669
Mortgage servicing rights	48,152	—	—	48,152

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first nine months of 2012 and the full year 2011, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $34 million for the first nine months of 2012 and $54 million for the year ended December 31, 2011, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $8 million, $7 million, and $9 million to asset losses, net for the nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at September 30, 2012 and December 31, 2011, were as follows.

	September 30, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$419,529	$419,529	$419,529	$—	$—
Interest-bearing deposits in other financial institutions	531,303	531,303	531,303	—	—
Federal funds sold and securities purchased under agreements to resell	2,460	2,460	2,460	—	—
Investment securities held to maturity	21,852	21,723	—	21,723	—
Investment securities available for sale	4,496,198	4,496,198	3,929	4,491,862	407
FHLB and Federal Reserve Bank stocks	166,100	166,100	—	166,100	—
Loans held for sale	157,093	162,818	—	162,818	—
Loans, net	14,651,064	14,379,108	—	—	14,379,108
Bank owned life insurance	553,348	553,348	—	553,348	—
Accrued interest receivable	65,584	65,584	65,584	—	—
Interest rate-related agreements (1)	75,065	75,065	—	75,065	—
Foreign currency exchange forwards	1,094	1,094	—	1,094	—
Interest rate lock commitments to originate residential mortgage loans held for sale	17,566	17,566	—	—	17,566
Purchased options (time deposit)	5,032	5,032	—	5,032	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$14,349,600	$14,349,600	$—	$—	$14,349,600
Brokered CDs and other time deposits	2,100,992	2,100,992	—	2,100,992	—
Short-term funding	1,753,285	1,753,285	—	1,753,285	—
Long-term funding	1,305,422	1,362,806	—	1,362,806	—
Accrued interest payable	4,485	4,485	4,485	—	—
Interest rate-related agreements (1)	81,884	81,884	—	81,884	—
Foreign currency exchange forwards	977	977	—	977	—
Standby letters of credit (2)	3,705	3,705	—	3,705	—
Forward commitments to sell residential mortgage loans	8,167	8,167	—	—	8,167
Written options (time deposit)	5,032	5,032	—	5,032	—

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$454,958	$454,958	$454,958	$—	$—
Interest-bearing deposits in other financial institutions	154,562	154,562	154,562	—	—
Federal funds sold and securities purchased under agreements to resell	7,075	7,075	7,075	—	—
Investment securities available for sale	4,937,483	4,937,483	12,701	4,923,926	856
FHLB and Federal Reserve Bank stocks	191,188	191,188	—	191,188	—
Loans held for sale	249,195	255,201	—	255,201	—
Loans, net	13,652,920	12,751,626	—	—	12,751,626
Bank owned life insurance	544,764	544,764	—	544,764	—
Accrued interest receivable	68,920	68,920	68,920	—	—
Interest rate-related agreements (1)	71,143	71,143	—	71,143	—
Foreign currency exchange forwards	2,079	2,079	—	2,079	—
Interest rate lock commitments to originate residential mortgage loans held for sale	4,571	4,571	—	—	4,571
Purchased options (time deposit)	2,854	2,854	—	2,854	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$12,363,287	$12,363,287	$—	$—	$12,363,287
Brokered CDs and other time deposits	2,727,368	2,727,368	—	2,727,368	—
Short-term funding	2,514,485	2,514,485	—	2,514,485	—
Long-term funding	1,177,071	1,309,687	—	1,309,687	—
Accrued interest payable	15,931	15,931	15,931	—	—
Interest rate-related agreements (1)	80,075	80,075	—	80,075	—
Foreign currency exchange forwards	1,891	1,891	—	1,891	—
Standby letters of credit (2)	3,648	3,648	—	3,648	—
Forward commitments to sell residential mortgage loans	4,771	4,771	—	—	4,771
Written options (time deposit)	2,854	2,854	—	2,854	—

(1)	At September 30, 2012 and December 31, 2011, the notional amount of cash flow hedge interest rate swap agreements was $0 and $100 million, respectively. See Note 10 for information on the fair value of derivative financial instruments.
(2)	At both September 30, 2012 and December 31, 2011, the commitment on standby letters of credit was $0.3 billion. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities (held to maturity and available for sale) – The fair value of investment securities is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

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

Loans, net – The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate (owner occupied and investor), lease financing, residential mortgage, home equity, and other installment. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate. In addition, as part of the annual goodwill impairment assessment, the Corporation may consult with an independent party as to the assumptions used and to determine that the Corporation’s valuation is consistent with the third party valuation.

Bank owned life insurance – The fair value of bank owned life insurance approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.

Deposits – The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of Brokered CDs and other time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. However, if the estimated fair value of Brokered CDs and other time deposits is less than the carrying value, the carrying value is reported as the fair value.

Accrued interest payable and short-term funding – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Long-term funding – Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing long-term funding.

Interest rate-related agreements – The fair value of interest rate swap, cap, collar, and corridor agreements is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Foreign currency exchange forwards – The fair value of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate.

Standby letters of credit – The fair value of standby letters of credit represent deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.

Interest rate lock commitments to originate residential mortgage loans held for sale – The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups.

Forward commitments to sell residential mortgage loans – The Corporation relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the

Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2012 and 2011, and for the full year 2011 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,613	$2,613	$7,838	$7,838	$9,898
Interest cost	1,613	1,589	4,838	4,769	6,414
Expected return on plan assets	(3,558)	(3,220)	(10,673)	(9,660)	(12,896)
Amortization of prior service cost	17	18	52	53	72
Amortization of actuarial loss	640	451	1,920	1,354	2,024

Total net periodic benefit cost	$1,325	$1,451	$3,975	$4,354	$5,512

Postretirement Plan:
Interest cost	$47	$50	$142	$150	$198
Amortization of prior service cost	43	98	128	296	395

Total net periodic benefit cost	$90	$148	$270	$446	$593

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $32 million to its Pension Plan during the first nine months of 2012.

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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Nine Months Ended September 30, 2012
Net interest income	$211,855	$231,183	$21,499	$464,537
Noninterest income	65,060	159,951	10,374	235,385

Total revenue	276,915	391,134	31,873	699,922
Credit provision *	34,251	14,629	(48,880)	—
Noninterest expense	159,781	317,994	27,720	505,495
Income before income taxes	82,883	58,511	53,033	194,427
Income tax expense	29,009	20,479	12,594	62,082
Net income	$53,874	$38,032	$40,439	$132,345
Return on average allocated capital (ROT1CE) **	9.5%	8.7%	10.2%	9.4%
Nine Months Ended September 30, 2011
Net interest income	$190,510	$243,298	$27,198	$461,006
Noninterest income	68,085	133,030	472	201,587

Total revenue	258,595	376,328	27,670	662,593
Credit provision *	29,537	13,310	8,153	51,000
Noninterest expense	143,270	327,109	7,817	478,196
Income before income taxes	85,788	35,909	11,700	133,397
Income tax expense (benefit)	30,026	12,568	(7,771)	34,823
Net income	$55,762	$23,341	$19,471	$98,574
Return on average allocated capital (ROT1CE) **	10.2%	5.7%	(1.3)%	5.9%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 3Q 2012
Average earning assets	$7,410,958	$7,181,048	$4,881,201	$19,473,207
Average loans	7,404,668	7,181,048	25,349	14,611,065
Average deposits	4,422,944	9,437,407	1,363,454	15,223,805
Average allocated capital (T1CE) **	$759,913	$585,906	$480,451	$1,826,270
Average Balances for YTD 3Q 2011
Average earning assets	$6,244,881	$6,758,489	$6,417,202	$19,420,572
Average loans	6,241,125	6,758,489	21,520	13,021,134
Average deposits	3,429,213	9,531,142	1,274,768	14,235,123
Average allocated capital (T1CE) **	$729,741	$545,580	$417,670	$1,692,991

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends and discount accretion.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended September 30, 2012
Net interest income	$72,201	$73,497	$9,904	$155,602
Noninterest income	23,669	51,511	5,808	80,988

Total revenue	95,870	125,008	15,712	236,590
Credit provision *	11,942	4,845	(16,787)	—
Noninterest expense	53,419	105,181	11,103	169,703
Income before income taxes	30,509	14,982	21,396	66,887
Income tax expense	10,678	5,244	4,570	20,492
Net income	$19,831	$9,738	$16,826	$46,395
Return on average allocated capital (ROT1CE) **	10.2%	6.7%	12.3%	9.7%
Three Months Ended September 30, 2011
Net interest income	$64,914	$79,192	$9,054	$153,160
Noninterest income	20,147	48,406	443	68,996

Total revenue	85,061	127,598	9,497	222,156
Credit provision *	10,062	4,599	(10,661)	4,000
Noninterest expense	48,032	110,417	1,031	159,480
Income before income taxes	26,967	12,582	19,127	58,676
Income tax expense	9,438	4,404	3,495	17,337
Net income	$17,529	$8,178	$15,632	$41,339
Return on average allocated capital (ROT1CE) **	9.6%	5.8%	7.4%	7.8%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 3Q 2012
Average earning assets	$7,757,046	$7,147,934	$4,754,816	$19,659,796
Average loans	7,747,238	7,147,934	21,621	14,916,793
Average deposits	4,639,340	9,426,653	1,549,863	15,615,856
Average allocated capital (T1CE) **	$770,718	$579,108	$500,784	$1,850,610
Average Balances for 3Q 2011
Average earning assets	$6,434,887	$6,918,760	$6,176,360	$19,530,007
Average loans	6,431,575	6,918,760	26,593	13,376,928
Average deposits	3,731,983	9,558,565	1,114,763	14,405,311
Average allocated capital (T1CE) **	$723,896	$555,499	$444,559	$1,723,954

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends and discount accretion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at September 30, 2012 (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $5 million (or 11%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 16%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Year to Date Segment Review

The Commercial Banking segment consists of lending and deposit gathering to businesses and governmental units and the support to deliver, fund and manage such banking services. The Commercial Banking segment had net income of $54 million during the first nine months of 2012, down $2 million compared to $56 million for the comparable period in 2011. The Corporation committed resources during the past year to grow this segment, including investments to expand into new markets (Houston, Cincinnati, Indianapolis, and Detroit) and new industry lending segments (power, oil and gas). As a result of these investments, segment revenue grew $18 million to $277 million during the first nine months of 2012 compared to $259 million for the first nine months of 2011. The credit provision for loans increased to $34 million during the first nine months of 2012 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to the first nine months of 2011. Total noninterest expense for the first nine months of 2012 was $160 million, up $17 million from $143 million in the comparable period in 2011 as the segment hired additional commercial bankers to support these new markets and to enhance its presence in existing markets. Average loan balances were $7.4 billion for the first nine months of 2012, up $1.2 billion from an average balance of $6.2 billion for the first nine months of 2011, and average deposit balances were $4.4 billion for the first nine months of 2012, up $1.0 billion from average deposits of $3.4 billion in the first nine months of 2011, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $30 million to $760 million for the first nine months of 2012 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the first nine months of 2011.

The Consumer Banking segment consists of lending and deposit gathering to individuals and small businesses and also provides a variety of other wealth management products and services. The Consumer Banking segment had net income of $38 million in the first nine months of 2012, up $15 million compared to $23 million in the first nine months of 2011. Earnings increased as segment revenue grew $15 million to $391 million for the first nine months of 2012 compared to $376 million for the first nine months of 2011, primarily due to much higher mortgage banking income (up $47 million), offset by lower net interest income as a result of the lower rate environment and lower service charge and card-based fee income. The credit provision for loans increased $2 million to $15 million for the first nine months of 2012 due to the growth in the segment’s loan balances, partially offset by an improvement in credit quality as compared to the first nine months of 2011. Total noninterest expense for the first nine months of 2012 was $318 million, down $9 million from $327 million in the comparable period in 2011 primarily due to a $15 million reduction in FDIC insurance costs, partially offset by increases in personnel expense of $6 million. Average deposits were $9.4 billion for the first nine months of 2012, down $94 million from $9.5 billion in the first nine months of 2011. Average loan balances were $7.2 billion during the first nine months of 2012, up $423 million from $6.8 billion in the first nine months of 2011. The segment’s loan growth was primarily in the residential mortgage portfolio as the Corporation continued to retain much of its mortgage production throughout 2011 and into 2012. Average allocated capital increased $40 million to $586 million for the first nine months of 2012 reflecting the increase in the segment’s loan balances.

The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Operations and Technology functions. Risk Management and Shared Services had net income of $40 million in the first nine months of 2012, up $21 million compared to $19 million for the comparable period in 2011. The primary components of the increase was a $57 million lower credit provision, reflecting the much lower provision at the consolidated total level, offset by a $20 million increase in direct expenses due to costs incurred to address certain BSA regulatory compliance issues, personnel expense, and other corporate expense items. Average earning asset balances were $4.9 billion for the first nine months of 2012, down $1.5 billion from an average balance of $6.4 billion during the first nine months of 2011, reflecting the reduction in the Corporation’s investment portfolio.

Comparable Quarter Segment Review

The Commercial Banking segment had net income of $20 million in the third quarter of 2012, up $2 million compared to $18 million for the comparable quarter in 2011. The Corporation committed resources during the past year to grow this segment, including investments to expand into new markets (Houston, Cincinnati, Indianapolis, and Detroit) and new industry lending segments (power, oil and gas). As a result of these investments, segment revenue, grew $11 million to $96 million for the third quarter of 2012 compared to $85 million for the third quarter of 2011. The credit provision for loans increased $2 million to $12 million for the quarter due to the growth in the segment’s loan balances, offset by improvement in credit quality as compared to the third quarter of 2011. Total noninterest expense for the third quarter of 2012 was $53 million, up $5 million from $48 million in the comparable quarter in 2011 as the segment hired additional commercial bankers to support these new markets and to enhance its presence in existing markets. Average loan balances were $7.8 billion for the third quarter of 2012, up $1.4 billion from an average balance of $6.4 billion during the third quarter of 2011, and average deposit balances were $4.6 billion for the third quarter of 2012, up $907 million from average deposits of $3.7 billion during the third quarter of 2011, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $47 million to $771 million for the third quarter of 2012 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the third quarter of 2011.

The Consumer Banking segment had net income of $10 million in the third quarter of 2012, up $2 million compared to $8 million in the third quarter of 2011. Revenue declined marginally ($3 million) to $125 million for the third quarter of 2012 compared to $128 million for the third quarter of 2011, primarily due to higher mortgage banking income (up $10 million), partially offset by smaller deposit service charge and card-based fee income, as well as decreases in net interest income as a result of the lower interest rate environment in 2012. The credit provision for loans for the third quarter of 2012 was $5 million, relatively flat compared to the third quarter of 2011. Total noninterest expense for the third quarter of 2012 was $105 million, down $5 million from $110 million in the comparable quarter in 2011 primarily due to a $5 million reduction in FDIC insurance costs. Average deposits were $9.4 billion for the third quarter of 2012, down $132 million compared to $9.6 billion in the third quarter of 2011. Average loan balances were $7.1 billion during the third quarter of 2012, up $229 million compared to $6.9 billion in the third quarter of 2011. The segment’s loan growth was primarily in the residential mortgage portfolio as the Corporation continued to retain much of its mortgage production throughout 2011 and into 2012. Average allocated capital increased $24 million to $579 million for the third quarter of 2012 reflecting the increase in the segment’s loan balances.

Risk Management and Shared Services had net income of $17 million in the third quarter of 2012, up $1 million compared to $16 million for the comparable quarter in 2011. Average earning asset balances were $4.8 billion for the third quarter of 2012, down $1.4 billion from an average balance of $6.2 billion during the third quarter of 2011, reflecting the reduction in the Corporation’s investment portfolio.

Results of Operations – Summary

The Corporation recorded net income of $132 million for the nine months ended September 30, 2012, compared to net income of $99 million for the nine months ended September 30, 2011. Net income available to common equity was $128 million for the nine months ended September 30, 2012, or net income of $0.74 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the nine months ended September 30, 2011, was $75 million, or a net income of $0.43 for both basic and diluted earnings per common share. The net interest margin for the first nine months of 2012 was 3.29% compared to 3.28% for the first nine months of 2011.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011
Net income (Quarter)	$46,395	$43,317	$42,633	$41,125	$41,339
Net income (Year-to-date)	132,345	85,950	42,633	139,699	98,574

Net income available to common equity (Quarter)	$45,095	$42,017	$41,333	$39,825	$34,034
Net income available to common equity (Year-to-date)	128,445	83,350	41,333	114,869	75,044

Earnings per common share – basic (Quarter)	$0.26	$0.24	$0.24	$0.23	$0.20
Earnings per common share – basic (Year-to-date)	0.74	0.48	0.24	0.66	0.43

Earnings per common share – diluted (Quarter)	$0.26	$0.24	$0.24	$0.23	$0.20
Earnings per common share – diluted (Year-to-date)	0.74	0.48	0.24	0.66	0.43

Return on average assets (Quarter)	0.84%	0.80%	0.79%	0.75%	0.75%
Return on average assets (Year-to-date)	0.81	0.80	0.79	0.65	0.61

Return on average equity (Quarter)	6.29%	5.98%	5.93%	5.71%	5.49%
Return on average equity (Year-to-date)	6.07	5.95	5.93	4.66	4.33

Return on average common equity (Quarter)	6.25%	5.93%	5.88%	5.66%	4.88%
Return on average common equity (Year-to-date)	6.02	5.90	5.88	4.21	3.70

Return on average Tier 1 common equity (Quarter) (1)	9.69%	9.26%	9.23%	8.96%	7.83%
Return on average Tier 1 common equity (Year-to-date) (1)	9.39	9.25	9.23	6.71	5.92

Efficiency ratio (Quarter) (2)	72.81%	72.30%	72.84%	77.05%	71.55%
Efficiency ratio (Year-to-date)(2)	72.65	72.57	72.84	73.33	72.08

Efficiency ratio, fully taxable equivalent (Quarter)(2)	70.22%	69.21%	70.16%	74.67%	68.73%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	69.87	69.69	70.16	70.66	69.32

Net interest margin (Quarter)	3.26%	3.30%	3.31%	3.21%	3.23%
Net interest margin (Year-to-date)	3.29	3.31	3.31	3.26	3.28

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012	4th Qtr 2011	3rd Qtr 2011
Efficiency ratio (Quarter) (a)	72.81%	72.30%	72.84%	77.05%	71.55%
Taxable equivalent adjustment (Quarter)	(1.61)	(1.62)	(1.62)	(1.79)	(1.66)
Asset losses, net (Quarter)	(0.98)	(1.47)	(1.06)	(0.59)	(1.16)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	70.22%	69.21%	70.16%	74.67%	68.73%

Efficiency ratio (Year-to-date)(a)	72.65%	72.57%	72.84%	73.33%	72.08%
Taxable equivalent adjustment (Year-to-date)	(1.62)	(1.62)	(1.62)	(1.72)	(1.70)
Asset losses, net (Year-to-date)	(1.16)	(1.26)	(1.06)	(0.95)	(1.06)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	69.87%	69.69%	70.16%	70.66%	69.32%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains/losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains/losses, net and asset gains/losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains/losses, net and asset gains/losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2012, was $480 million, which was an increase of $3 million to the comparable period last year as favorable volume variances (changes in the balances and mix of earning assets and interest-bearing liabilities increased taxable equivalent net interest income by $29 million) were offset by unfavorable rate variances (the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $26 million).

The net interest margin for the first nine months of 2012 was 3.29%, 1 bp higher than 3.28% for the same period in 2011. This comparable period increase was comprised of a 5 bp improvement in interest rate spread and a 4 bp lower contribution from net free funds. The 5 bp improvement in interest rate spread was the net result of a 22 bp decrease in the cost of interest-bearing liabilities and a 17 bp decrease in the yield on earning assets.

The Federal Reserve left interest rates unchanged during 2011 and the first nine months of 2012. For the remainder of 2012, the Corporation anticipates modest pressure on the net interest margin from the continued low rate environment.

The yield on earning assets was 3.79% for the first nine months of 2012, 17 bp lower than the comparable period last year. Loan yields were down 37 bp, (to 4.10%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 6 bp (to 2.88%), also impacted by the low interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.66% for the first nine months of 2012 was 22 bp lower than the same period in 2011. Rates on interest-bearing deposits were down 24 bp (to 0.38%, reflecting the low rate environment and a targeted reduction of higher cost deposit products). The cost of short and long-term funding increased 2 bp (to 1.57%).

Average earning assets were $19.5 billion for the first nine months of 2012, an increase of $53 million (less than 1%) from the comparable period last year. On average, loan balances increased $1.6 billion, including increases in commercial loans (up $1.2 billion) and residential mortgage loans (up $592 million), while retail loans decreased (down $238 million). Average investment securities and other short-term investments decreased $1.5 billion, reflecting the Corporation’s strategy of funding loan growth primarily through investment securities run-off.

Average interest-bearing liabilities of $14.9 billion for the first nine months of 2012 were down $202 million (1%) from the first nine months of 2011. On average, interest-bearing deposits grew $496 million (primarily attributable to a $838 million increase in money market accounts and a $240 million increase in interest-bearing demand deposits, partially offset by a $690 million decrease in time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $492 million. Average short and long-term funding decreased $698 million between the comparable nine-month periods, primarily attributable to a decrease in securities sold under agreements to repurchase (“customer funding”) (driven by pricing strategies to shift funds away from customer funding and into more traditional deposit products).

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,041,098	$149,001	3.95%	$4,187,882	$134,119	4.28%
Commercial real estate lending	3,316,306	105,259	4.24	2,933,824	98,608	4.49

Total commercial	8,357,404	254,260	4.06	7,121,706	232,727	4.37
Residential mortgage	3,277,879	91,273	3.71	2,685,994	84,564	4.20
Retail	2,975,782	103,230	4.63	3,213,434	118,127	4.91

Total loans	14,611,065	448,763	4.10	13,021,134	435,418	4.47
Investment securities	4,444,144	101,033	3.03	5,658,000	136,665	3.22
Other short-term investments	417,998	3,843	1.23	741,438	4,324	0.78

Investments and other (1)	4,862,142	104,876	2.88	6,399,438	140,989	2.94

Total earning assets	19,473,207	553,639	3.79	19,420,572	576,407	3.96
Other assets, net	2,314,461			2,111,598

Total assets	$21,787,668			$21,532,170

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,085,514	$626	0.08%	$977,064	$861	0.12%
Interest-bearing demand deposits	2,118,789	2,788	0.18	1,878,417	2,314	0.16
Money market deposits	5,930,870	11,233	0.25	5,093,270	12,736	0.33
Time deposits	2,307,642	17,693	1.02	2,997,635	34,883	1.56

Total interest-bearing deposits	11,442,815	32,340	0.38	10,946,386	50,794	0.62
Federal funds purchased and securities sold under agreements to repurchase	1,241,652	2,129	0.23	1,960,670	4,919	0.34
Other short-term funding	1,066,063	3,068	0.38	792,595	5,336	0.90
Total long-term funding	1,177,223	35,740	4.05	1,429,643	38,285	3.57

Total short and long-term funding	3,484,938	40,937	1.57	4,182,908	48,540	1.55

Total interest-bearing liabilities	14,927,753	73,277	0.66	15,129,294	99,334	0.88

Noninterest-bearing demand deposits	3,780,990			3,288,737
Other liabilities	165,777			69,267
Stockholders’ equity	2,913,148			3,044,872

Total liabilities and equity	$21,787,668			$21,532,170

Interest rate spread			3.13%			3.08%
Net free funds			0.16			0.20

Net interest income, taxable equivalent, and net interest margin		$480,362	3.29%		$477,073	3.28%

Taxable equivalent adjustment		15,825			16,067

Net interest income		$464,537			$461,006

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,275,069	$51,432	3.88%	$4,329,916	$45,302	4.15%
Commercial real estate lending	3,440,220	35,913	4.16	3,007,611	33,859	4.47

Total commercial	8,715,289	87,345	3.99	7,337,527	79,161	4.28
Residential mortgage	3,320,212	30,044	3.62	2,869,445	29,385	4.09
Retail	2,881,292	33,251	4.60	3,169,956	38,102	4.78

Total loans	14,916,793	150,640	4.02	13,376,928	146,648	4.36
Investment securities	4,319,404	31,950	2.96	5,430,677	42,314	3.12
Other short-term investments	423,599	1,334	1.26	722,402	1,428	0.79

Investments and other (1)	4,743,003	33,284	2.81	6,153,079	43,742	2.84

Total earning assets	19,659,796	183,924	3.73	19,530,007	190,390	3.88
Other assets, net	2,356,952			2,199,180

Total assets	$22,016,748			$21,729,187

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,117,194	$229	0.08%	$1,013,333	289	0.11%
Interest-bearing demand deposits	2,136,280	926	0.17	2,056,082	945	0.18
Money market deposits	6,240,596	3,932	0.25	5,092,120	3,841	0.30
Time deposits	2,159,684	4,664	0.86	2,826,663	10,569	1.48

Total interest-bearing deposits	11,653,754	9,751	0.33	10,988,198	15,644	0.56
Federal funds purchased and securities sold under agreements to repurchase	1,266,995	750	0.24	2,245,946	1,810	0.32
Other short-term funding	837,316	815	0.39	543,271	1,229	0.90
Total long-term funding	1,182,632	11,738	3.97	1,438,102	13,252	3.68

Total short and long-term funding	3,286,943	13,303	1.62	4,227,319	16,291	1.54

Total interest-bearing liabilities	14,940,697	23,054	0.62	15,215,517	31,935	0.83
Noninterest-bearing demand deposits	3,962,102			3,417,113
Other liabilities	180,239			109,379
Stockholders’ equity	2,933,710			2,987,178

Total liabilities and equity	$22,016,748			$21,729,187

Interest rate spread			3.11%			3.05%
Net free funds			0.15			0.18

Net interest income, taxable equivalent, and net interest margin		$160,870	3.26%		$158,455	3.23%

Taxable equivalent adjustment		5,268			5,295

Net interest income		$155,602			$153,160

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2012 was $0, compared to $51 million for the first nine months of 2011 and $52 million for the full year of 2011. Net charge offs were $63 million for first nine months of 2012, compared to $128 million for the first nine months of 2011 and $151 million for the full year of 2011. Annualized net charge offs as a percent of average loans for the first nine months of 2012 were 0.58%, compared to 1.32% for the first nine months of 2011 and 1.13% for the full year of 2011. At September 30, 2012, the allowance for loan losses was $315 million, down from $400 million at September 30, 2011 and $378 million at December 31, 2011. The ratio of the allowance for loan losses to total loans was 2.11%, compared to 2.96% at September 30, 2011 and 2.70% at December 31, 2011. Nonaccrual loans at September 30, 2012, were $278 million, compared to $403 million at September 30, 2011, and $357 million at December 31, 2011. See Tables 7 and 8.

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

Noninterest Income

Noninterest income for the first nine months of 2012 was $235 million, up $34 million (17%) from the first nine months of 2011. Core fee-based revenue (as defined in Table 3 below) was down $17 million, while mortgage banking, net, was up $47 million. All other noninterest income categories combined were $20 million, up $3 million versus the comparable period last year. For the remainder of 2012, the Corporation expects modest improvement in core fee-based revenues.

TABLE 3

Noninterest Income

($ in Thousands)

	3rd Qtr. 2012	3rd Qtr. 2011	Dollar Change	Percent Change	YTD 2012	YTD 2011	Dollar Change	Percent Change
Trust service fees	$10,396	$9,791	$605	6.2%	$30,308	$29,634	$674	2.3%
Service charges on deposit accounts	17,290	19,949	(2,659)	(13.3)	52,100	58,125	(6,025)	(10.4)
Card-based and other nondeposit fees	12,209	15,291	(3,082)	(20.2)	35,172	46,636	(11,464)	(24.6)
Insurance commissions	11,650	11,020	630	5.7	36,152	34,338	1,814	5.3
Brokerage and annuity commissions	3,632	4,027	(395)	(9.8)	11,965	13,565	(1,600)	(11.8)

Core fee-based revenue	55,177	60,078	(4,901)	(8.2)	165,697	182,298	(16,601)	(9.1)
Mortgage banking income	23,573	13,467	10,106	75.0	71,773	29,392	42,381	144.2
Mortgage servicing rights expense	7,992	8,946	(954)	(10.7)	21,803	26,346	(4,543)	(17.2)

Mortgage banking, net	15,581	4,521	11,060	N/M	49,970	3,046	46,924	N/M
Capital market fees, net	3,609	3,273	336	10.3	9,998	4,761	5,237	110.0
Bank owned life insurance (“BOLI”) income	3,290	3,990	(700)	(17.5)	10,746	11,076	(330)	(3.0)
Other	3,134	1,737	1,397	80.4	6,752	11,608	(4,856)	(41.8)

Subtotal	80,791	73,599	7,192	9.8	243,163	212,789	30,374	14.3
Asset losses, net	(3,309)	(3,859)	550	(14.3)	(11,887)	(10,400)	(1,487)	14.3
Investment securities gains (losses), net	3,506	(744)	4,250	N/M	4,109	(802)	4,911	N/M

Total noninterest income	$80,988	$68,996	$11,992	17.4%	$235,385	$201,587	$33,798	16.8%

N/M – Not meaningful.

Trust service fees were level at $30 million for the comparable nine month periods in 2012 and 2011. The market value of average assets under management for the nine months ended September 30, 2012 and 2011 was $5.9 billion and $5.7 billion, respectively.

Service charges on deposit accounts were $52 million for the first nine months of 2012, down $6 million (10%) from the comparable nine month period in 2011. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $6 million to $23 million) due to changes in customer behavior, recent regulatory changes, and changes in deposit account products.

Card-based and other nondeposit fees were $35 million for the first nine months of 2012, down $11 million (25%) from the first nine months of 2011, primarily due to lower interchange fees. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 included a provision, the “Durbin Amendment,” which governs the amount banks can charge as interchange fees. The Durbin Amendment negatively impacted the amount the bank charged in interchange fees beginning in the fourth quarter of 2011. Insurance commissions were $36 million for the first nine months of 2012, up $2 million (5%) from the first nine months of 2011, primarily due to higher benefit insurance premiums. Brokerage and annuity commissions were $12 million for the first nine months of 2012, down $2 million (12%) from the first nine months of 2011, attributable to lower fixed annuity commissions.

Net mortgage banking income was $50 million for the first nine months of 2012, up $47 million from the comparable nine month period in 2011. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $72 million for the first nine months of 2012, an increase of $42 million compared to the first nine months of 2011. This increase was primarily attributable to higher volume of loans sold to the secondary market, resulting in higher gains on sales and related income. Secondary mortgage production was $2.0 billion for the first nine months of 2012, compared to $1.0 billion for the first nine months of 2011.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $22 million for the first nine months of 2012, compared to $26 million for the comparable nine month period in 2011, with a $5 million decrease to the valuation reserve (comprised of a $4 million addition to the valuation reserve for the first nine months of 2012 compared to a $9 million addition to the valuation reserve for the first nine months of 2011). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At September 30, 2012, the mortgage servicing rights asset, net of its valuation allowance, was $45 million, representing 60 bp of the $7.5 billion servicing portfolio, compared to a net mortgage servicing rights asset of $47 million, representing 65 bp of the $7.3 billion servicing portfolio at September 30, 2011. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7, “Goodwill and Other Intangible Assets,” and Note 12, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $10 million for the first nine months of 2012, compared to $5 million for the comparable nine month period in 2011, primarily due to a favorable change in the credit valuation adjustment from improvements in credit quality. Other income of $7 million was $5 million lower than the first nine months of 2011, primarily due to a decrease in limited partnership income. Net asset losses of $12 million for 2012 were primarily attributable to a $6 million write-down on software placed into production during the second quarter of 2012, $9 million of losses on sales and other write-downs on other real estate owned, and a $3 million impairment charge on certain limited partnership investments, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois. Net asset losses of $10 million for 2011 were primarily attributable to losses on sales and other write-downs of other real estate owned. Investment securities gains of $4 million for 2012 were primarily attributable to gains on sales of equity, mortgage-related, and trust preferred debt securities; while investment securities losses of $1 million for 2011 were due to credit-related other-than-temporary write-downs on a pooled trust preferred debt security.

Noninterest Expense

Noninterest expense was $505 million for the first nine months of 2012, up $27 million (6%) over the comparable nine month period in 2011. Personnel expense was up $13 million (5%), while nonpersonnel noninterest expenses were up $14 million (7%) on a combined basis. For the remainder of 2012, the Corporation expects noninterest expense growth in the low-single-digit range, including the costs of continuing BSA enhancements and retail facilities upgrades.

TABLE 4

Noninterest Expense

($ in Thousands)

	3rd Qtr. 2012	3rd Qtr. 2011	Dollar Change	Percent Change	YTD 2012	YTD 2011	Dollar Change	Percent Change
Personnel expense	$95,231	$91,084	$4,147	4.6%	$283,331	$269,838	$13,493	5.0%
Occupancy	14,334	14,205	129	0.9	43,521	42,143	1,378	3.3
Equipment	5,935	4,851	1,084	22.3	17,122	14,587	2,535	17.4
Data processing	11,022	7,887	3,135	39.7	31,842	23,395	8,447	36.1
Business development and advertising	5,059	5,539	(480)	(8.7)	15,908	16,134	(226)	(1.4)
Other intangible asset amortization	1,048	1,179	(131)	(11.1)	3,146	3,535	(389)	(11.0)
Loan expense	3,297	2,600	697	26.8	9,155	8,539	616	7.2
Legal and professional fees	7,686	4,289	3,397	79.2	23,058	13,554	9,504	70.1
Losses other than loans	3,577	1,659	1,918	115.6	9,187	6,031	3,156	52.3
Foreclosure / OREO expense	4,071	4,982	(911)	(18.3)	11,776	16,224	(4,448)	(27.4)
FDIC expense	5,017	6,906	(1,889)	(27.4)	14,665	22,348	(7,683)	(34.4)
Other	13,426	14,299	(873)	(6.1)	42,784	41,868	916	2.2

Total noninterest expense	$169,703	$159,480	$10,223	6.4%	$505,495	$478,196	$27,299	5.7%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $283 million for the first nine months of 2012, up $13 million (5%) versus the first nine months of 2011. Average full-time equivalent employees were 4,987 for the first nine months of 2012, up 1% from 4,961 for the comparable nine month period of 2011. Salary-related expenses increased $11 million (5%). This increase was primarily the result of higher compensation and commissions (up $3 million or 1%, including increases in full-time equivalent employees, merit increases between the years, and higher compensation related to the vesting of stock options and restricted stock grants), and higher performance based incentives (up $8 million or 65%). Fringe benefit expenses were up $2 million (5%) versus the first nine months of 2011, primarily due to higher employment taxes and benefit plan expenses related to the increased compensation.

Nonpersonnel noninterest expenses on a combined basis were $222 million, up $14 million (7%) compared to the comparable nine month period in 2011. Occupancy, equipment and data processing were up $12 million (15%), due to strategic investments in our branch network, systems and infrastructure. Legal and professional fees increased $10 million due to other professional consultant costs related to certain BSA regulatory compliance issues, partially offset by a $1.5 million partial reimbursement for defense costs on the Overdraft litigation (see Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this litigation). Losses other than loans increased $3 million, primarily due to an increase to the reserve for losses on unfunded commitments (from a reduction to the reserve of $2 million in 2011 to an addition to the reserve of $5 million in 2012), partially offset by a $2.5 million settlement with the Corporation’s insurance carrier towards the Overdraft litigation as well as a year-over-year decrease in the level of litigation expenses related to the Overdraft litigation. Foreclosure / OREO expenses of $12 million decreased $4 million, primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. FDIC expense decreased $8 million (34%) due to a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment) and an improvement in the Corporation’s overall risk profile. All remaining noninterest expense categories on a combined basis were up $1 million (1%) compared to the first nine months of 2011.

Income Taxes

For the first nine months of 2012, the Corporation recognized income tax expense of $62 million, compared to income tax expense of $35 million for the first nine months of 2011. The effective tax rate was 31.93% for the first nine months of 2012, compared to an effective tax rate of 26.10% for the first nine months of 2011. The change in income tax expense and the effective tax rate was primarily due to the increased level of pretax income between the comparable nine-month periods. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

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

Balance Sheet

At September 30, 2012, total assets were $22.7 billion, up $814 million from December 31, 2011. Loans of $15.0 billion at September 30, 2012, were up $935 million from December 31, 2011, with increases in commercial and business lending (up $654 million), commercial real estate lending (up $250 million), and residential mortgage loans (up $254 million), offset by a $223 million decrease in retail loans. Investment securities available for sale were $4.5 billion, down $441 million from year end 2011 (primarily due to calls and maturities of mortgage-related and Federal agency securities, as well as the sale of all asset-backed securities during the first nine months of 2012), as the Corporation continued the strategy of funding loan growth with run-off from the investment securities portfolio.

At September 30, 2012, total deposits of $16.5 billion were up $1.4 million from December 31, 2011. Since December 31, 2011, money market deposits increased $1.5 billion, while other time deposits declined $457 million and brokered CDs decreased $169 million. Noninterest-bearing demand deposits increased to $4.3 billion and represented 26% of total deposits, unchanged from December 31, 2011. Short and long-term funding of $3.1 billion was down $633 million since year-end 2011, with a decrease of $761 million in short-term funding and the repayment of $26 million of junior subordinated debentures partially offset by the issuance of $155 million of senior notes.

Since September 30, 2011, loans increased $1.5 billion, with commercial loans up $1.4 billion and residential mortgage loans up $364 million, offset by a $304 million decline in retail loans. Since September 30, 2011, deposits increased $1.7 billion, primarily attributable to a $1.5 billion increase in money market deposits and a $609 million increase in noninterest-bearing demand deposits, partially offset by a $509 million decrease in other time deposits and a $170 million decrease in brokered CDs. Given the increase in deposit balances, short and long-term funding declined $950 million, including a $964 million decrease in customer funding, a $111 million decrease in federal funds purchased, and the repayment of $26 million of junior subordinated debentures, partially offset by the issuance of $155 million of senior notes.

TABLE 5

Period End Loan Composition

($ in Thousands)

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$4,265,356	29%	$4,076,370	28%	$3,719,016	26%	$3,724,736	27%	$3,360,502	25%
Commercial real estate - owner occupied	1,197,517	8	1,116,815	8	1,074,755	8	1,086,829	8	1,068,616	8
Lease financing	60,818	—	62,750	—	61,208	—	58,194	—	54,849	1

Commercial and business lending	5,523,691	37	5,255,935	36	4,854,979	34	4,869,759	35	4,483,967	34
Commercial real estate - investor	2,787,158	19	2,810,521	19	2,664,251	19	2,563,767	18	2,481,411	18
Real estate construction	611,186	4	612,556	4	565,953	4	584,046	4	554,024	4

Commercial real estate lending	3,398,344	23	3,423,077	23	3,230,204	23	3,147,813	22	3,035,435	22

Total commercial	8,922,035	60	8,679,012	59	8,085,183	57	8,017,572	57	7,519,402	56
Home equity	2,356,900	16	2,429,594	17	2,501,770	17	2,504,704	18	2,571,404	19
Installment	482,451	3	510,831	3	537,628	4	557,782	4	572,243	4

Total retail	2,839,351	19	2,940,425	20	3,039,398	21	3,062,486	22	3,143,647	23
Residential mortgage	3,204,828	21	3,079,465	21	3,129,144	22	2,951,013	21	2,840,458	21

Total consumer	6,044,179	40	6,019,890	41	6,168,542	43	6,013,499	43	5,984,105	44

Total loans	$14,966,214	100%	$14,698,902	100%	$14,253,725	100%	$14,031,071	100%	$13,503,507	100%

Farmland	$18,471	1%	$23,814	1%	$25,031	1%	$26,221	1%	$27,871	1%
Multi-family	827,096	30	802,212	28	756,737	28	694,056	27	663,284	27
Non-owner occupied	1,941,591	69	1,984,495	71	1,882,483	71	1,843,490	72	1,790,256	72

Commercial real estate - investor	$2,787,158	100%	$2,810,521	100%	$2,664,251	100%	$2,563,767	100%	$2,481,411	100%

1-4 family construction	$139,431	23%	$138,160	23%	$114,724	20%	$120,170	21%	$94,442	17%
All other construction	471,755	77	474,396	77	451,229	80	463,876	79	459,582	83

Real estate construction	$611,186	100%	$612,556	100%	$565,953	100%	$584,046	100%	$554,024	100%

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,320,437	26%	$3,874,429	26%	$3,989,156	26%	$3,928,792	26%	$3,711,570	25%
Savings	1,115,783	7	1,117,593	7	1,098,975	7	986,766	7	1,013,195	7
Interest-bearing demand	2,230,740	14	2,078,037	14	2,040,900	13	2,297,454	15	2,071,627	14
Money market	6,682,640	41	5,822,449	39	6,176,981	39	5,150,275	34	5,205,401	35
Brokered CDs	33,612	—	41,104	—	46,493	—	202,948	1	203,827	1
Other time	2,067,380	12	2,173,259	14	2,300,871	15	2,524,420	17	2,576,790	18

Total deposits	$16,450,592	100%	$15,106,871	100%	$15,653,376	100%	$15,090,655	100%	$14,782,410	100%
Customer repo sweeps	600,225		592,203		635,697		664,624		871,619
Customer repo term	448,782		619,897		509,332		695,131		1,141,450

Total customer funding	1,049,007		1,212,100		1,145,029		1,359,755		2,013,069

Total deposits and customer funding	$17,499,599		$16,318,971		$16,798,405		$16,450,410		$16,795,479

Network transaction deposits included above in interest-bearing demand and money market	$1,740,434		$1,234,010		$1,171,679		$875,052		$875,630

Total network transaction deposits and Brokered CDs	1,774,046		1,275,114		1,218,172		1,078,000		1,079,457

Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,725,553		$15,043,857		$15,580,233		$15,372,410		$15,716,022

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

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations, (used for both criticized and non-criticized loan categories) with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology used at September 30, 2012 and December 31, 2011 was generally comparable.

The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined to be impaired by the Corporation, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations.

At September 30, 2012, the allowance for loan losses was $315 million compared to $400 million at September 30, 2011, and $378 million at December 31, 2011. At September 30, 2012, the allowance for loan losses to total loans was 2.11% and covered 113% of nonaccrual loans, compared to 2.96% and 99%, respectively, at September 30, 2011, and 2.70% and 106%, respectively, at December 31, 2011. The provision for loan losses for the first nine months of 2012 was $0, compared to $51 million for the first nine months of 2011, and $52 million for the full year 2011. Net charge offs were $63 million for the first nine months of 2012, $128 million for the comparable period ended September 30, 2011, and $151 million for the full year 2011. The ratio of net charge offs to average loans on an annualized basis was 0.58%, 1.32%, and 1.13% for the nine months ended September 30, 2012, and 2011, and the full year 2011, respectively. Net charge offs for the first nine months of 2011 included $10 million of write-downs related to installment loans transferred to held for sale. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Credit quality continued to improve during the first nine months of 2012. Nonaccrual loans declined to $278 million (representing 1.86% of total loans), down 31% from September 30, 2011 and down 22% from December 31, 2011, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $42 million at September 30, 2012, a decrease of 71% from September 30, 2011 and a decrease of 4% from December 31, 2011, while potential problem loans declined to $404 million, a reduction from both the third quarter of 2011 and year-end 2011. For the remainder of 2012, the Corporation anticipates continuing improvement in credit trends and a modest provision for loan losses.

Management believes the level of allowance for loan losses to be appropriate at September 30, 2012 and December 31, 2011.

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

TABLE 7

Allowance for Loan Losses

($ in Thousands)

	At and For the Nine Months Ended September 30,						At and For the Year Ended December 31,
	2012			2011			2011
Allowance for Loan Losses:
Balance at beginning of period	$378,151			$476,813			$476,813
Provision for loan losses	—			51,000			52,000
Charge offs (1)	(86,629)			(155,676)			(189,732)
Recoveries	23,628			27,586			39,070

Net charge offs (1)	(63,001)			(128,090)			(150,662)

Balance at end of period	$315,150			$399,723			$378,151

Net loan charge offs(1):		(A	)		(A	)		(A	)
Commercial and industrial	$22,247	76		$22,081	95		$22,312	70
Commercial real estate - owner occupied	1,571	19		6,437	83		6,976	67
Lease financing	(1,856)	N/M		(1,801)	N/M		(1,782)	N/M

Commercial and business lending	21,962	58		26,717	85		27,506	64
Commercial real estate - investor	9,436	46		21,419	120		23,813	98
Real estate construction	601	14		23,613	N/M		30,701	N/M

Commercial real estate lending	10,037	40		45,032	205		54,514	183

Total commercial	31,999	51		71,749	135		82,020	113
Home equity	22,156	121		31,309	162		39,422	153
Installment	796	20		14,098	299		14,550	237

Total retail	22,952	103		45,407	189		53,972	169
Residential mortgage	8,050	33		10,934	54		14,670	52

Total net charge offs	$63,001	58		$128,090	132		$150,662	113

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$(47)	(27)		$714	291		$704	225
Multi-family	4	—		2,966	71		4,531	77
Non-owner occupied	9,479	65		17,739	132		18,578	103

Commercial real estate - investor	$9,436	46		$21,419	120		$23,813	98

1-4 family construction	$(1,246)	(130)		$9,220	N/M		$11,888	N/M
All other construction	1,847	55		14,393	N/M		18,813	N/M

Real estate construction	$601	14		$23,613	N/M		$30,701	N/M

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M - Not meaningful.

Ratios:
Allowance for loan losses to total loans	2.11%			2.96%			2.70%
Allowance for loan losses to net charge offs (annualized)	3.7x			2.3x			2.5x

(1) Charge offs for the nine months ended September 30, 2011, and the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

TABLE 7 (continued)

Allowance for Loan Losses

($ in Thousands)

Quarterly Trends:	September 30, 2012		June 30, 2012			March 31, 2012			December 31, 2011			September 30, 2011
Allowance for Loan Losses:
Balance at beginning of period	$332,658		$356,298			$378,151			$399,723			$425,961
Provision for loan losses	—		—			—			1,000			4,000
Charge offs	(25,030)		(30,340)			(31,259)			(34,056)			(38,155)
Recoveries	7,522		6,700			9,406			11,484			7,917

Net charge offs	(17,508)		(23,640)			(21,853)			(22,572)			(30,238)

Balance at end of period	$315,150		$332,658			$356,298			$378,151			$399,723

Net loan charge offs:		(A )		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$3,831	37	$14,544	151		$3,872	42		$231	3		$3,741	46
Commercial real estate - owner occupied	(8)	(0)	1,164	43		415	16		539	20		134	5
Lease financing	(20)	(13)	—	—		(1,836)	N/M		19	14		(1,889)	N/M

Commercial and business lending	3,803	29	15,708	126		2,451	20		789	7		1,986	18
Commercial real estate - investor	1,905	27	177	3		7,354	113		2,394	38		10,472	169
Real estate construction	(187)	(12)	558	40		230	16		7,088	N/M		5,646	N/M

Commercial real estate lending	1,718	20	735	9		7,584	96		9,482	122		16,118	213

Total commercial	5,521	25	16,443	79		10,035	50		10,271	53		18,104	98
Home equity	7,922	132	5,284	86		8,950	144		8,113	127		8,736	134
Installment	324	26	371	28		101	7		452	32		764	52

Total retail	8,246	114	5,655	76		9,051	119		8,565	110		9,500	119
Residential mortgage	3,741	45	1,542	19		2,767	34		3,736	46		2,634	36

Total net charge offs	$17,508	47	$23,640	65		$21,853	61		$22,572	64		$30,238	90

CRE & Construction Net Charge Off Detail:		(A )		(A	)		(A	)		(A	)		(A	)
Farmland	$(100)	(195)	$—	—		$53	83		$(10)	(15)		$758	N/M
Multi-family	55	3	15	1		(66)	(4)		1,565	91		490	31
Non-owner occupied	1,950	39	162	3		7,367	160		839	18		9,224	202

Commercial real estate - investor	$1,905	27	$177	3		$7,354	113		$2,394	38		$10,472	169

1-4 family construction	$(530)	(145)	$(111)	(35)		$(605)	(225)		$2,668	N/M		$2,627	N/M
All other construction	343	30	669	62		835	73		4,420	N/M		3,019	N/M

Real estate construction	$(187)	(12)	$558	40		$230	16		$7,088	N/M		$5,646	N/M

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M – Not meaningful.

TABLE 8

Nonperforming Assets

($ in Thousands)

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
Nonperforming assets:
Nonaccrual loans:
Commercial	$177,988		$212,997		$217,070		$243,595		$290,116
Residential mortgage	58,824		60,292		62,760		63,555		63,962
Retail	41,360		44,583		47,255		49,622		49,314

Total nonaccrual loans (NALs)	278,172		317,872		327,085		356,772		403,392
Other real estate owned (OREO)	36,053		40,029		34,425		41,571		42,076

Total nonperforming assets (NPAs)	$314,225		$357,901		$361,510		$398,343		$445,468

Accruing loans past due 90 days or more:
Commercial	$1,667		$4,563		$1,874		$4,236		$598
Retail	667		661		623		689		622

Total accruing loans past due 90 days or more	$2,334		$5,224		$2,497		$4,925		$1,220

Restructured loans (accruing):
Commercial	$103,531		$90,677		$90,163		$85,084		$82,619
Residential mortgage	22,121		21,302		20,465		18,115		18,943
Retail	10,139		10,250		10,091		9,965		11,521

Total restructured loans (accruing)	$135,791		$122,229		$120,719		$113,164		$113,083

Nonaccrual restructured loans (included in nonaccrual loans)	$74,251		$86,395		$79,946		$87,493		$80,063
Ratios:
Nonaccrual loans to total loans	1.86%		2.16%		2.29%		2.54%		2.99%
NPAs to total loans plus OREO	2.09%		2.43%		2.53%		2.83%		3.29%
NPAs to total assets	1.38%		1.62%		1.65%		1.82%		2.03%
Allowance for loan losses to NALs	113.29%		104.65%		108.93%		105.99%		99.09%
Allowance for loan losses to total loans	2.11%		2.26%		2.50%		2.70%		2.96%

Nonperforming assets by type:		(A)		(A)		(A)		(A)		(A)
Commercial and industrial	$41,694	1%	$46,111	1%	$50,641	1%	$56,075	2%	$61,256	2%
Commercial real estate - owner occupied	27,161	2%	33,417	3%	31,888	3%	35,718	3%	47,202	4%
Lease financing	5,927	10%	8,260	13%	9,040	15%	10,644	18%	11,667	21%

Commercial and business lending	74,782	1%	87,788	2%	91,569	2%	102,437	2%	120,125	3%
Commercial real estate - investor	71,522	3%	88,806	3%	89,030	3%	99,352	4%	97,691	4%
Real estate construction	31,684	5%	36,403	6%	36,471	6%	41,806	7%	72,300	13%

Commercial real estate lending	103,206	3%	125,209	4%	125,501	4%	141,158	4%	169,991	6%

Total commercial	177,988	2%	212,997	2%	217,070	3%	243,595	3%	290,116	4%
Home equity	38,467	2%	41,536	2%	44,628	2%	46,907	2%	46,119	2%
Installment	2,893	1%	3,047	1%	2,627	—%	2,715	—%	3,195	1%

Total retail	41,360	1%	44,583	2%	47,255	2%	49,622	2%	49,314	2%
Residential mortgage	58,824	2%	60,292	2%	62,760	2%	63,555	2%	63,962	2%

Total consumer	100,184	2%	104,875	2%	110,015	2%	113,177	2%	113,276	2%

Total nonaccrual loans	278,172	2%	317,872	2%	327,085	2%	356,772	3%	403,392	3%
Commercial real estate owned	15,984		18,670		20,119		24,795		27,886
Residential real estate owned	11,219		11,309		10,971		13,285		10,659
Bank properties real estate owned	8,850		10,050		3,335		3,491		3,531

Other real estate owned	36,053		40,029		34,425		41,571		42,076

Total nonperforming assets	$314,225		$357,901		$361,510		$398,343		$445,468

Commercial real estate & Real estate construction NALs Detail:
Farmland	$1,132	6%	$1,327	6%	$1,337	5%	$1,907	7%	$1,971	7%
Multi-family	11,448	1%	8,194	1%	6,920	1%	7,909	1%	9,905	1%
Non-owner occupied	58,942	3%	79,285	4%	80,773	4%	89,536	5%	85,815	5%

Commercial real estate - investor	$71,522	3%	$88,806	3%	$89,030	3%	$99,352	4%	$97,691	4%

1-4 family construction	$16,725	12%	$19,049	14%	$20,487	18%	$21,717	18%	$25,439	27%
All other construction	14,959	3%	17,354	4%	15,984	4%	20,089	4%	46,861	10%

Real estate construction	$31,684	5%	$36,403	6%	$36,471	6%	$41,806	7%	$72,300	13%

(A)	Ratio of nonperforming loans by type to total loans by type.

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Loans 30-89 days past due by type:
Commercial and industrial	$3,795	$4,465	$12,643	$8,743	$6,255
Commercial real estate - owner occupied	4,843	2,125	7,532	7,092	29,409
Leasing	17	39	40	104	507

Commercial and business lending	8,655	6,629	20,215	15,939	36,171
Commercial real estate - investor	8,809	12,854	8,313	4,970	70,136
Real estate construction	1,254	1,618	1,736	996	5,493

Commercial real estate lending	10,063	14,472	10,049	5,966	75,629

Total commercial	18,718	21,101	30,264	21,905	111,800
Home equity	14,823	15,302	18,007	12,189	18,165
Installment	1,693	1,558	2,813	2,592	1,956

Total retail	16,516	16,860	20,820	14,781	20,121
Residential mortgage	6,878	9,836	10,114	7,224	12,114

Total consumer	23,394	26,696	30,934	22,005	32,235

Total loans past due 30-89 days	$42,112	$47,797	$61,198	$43,910	$144,035

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$15	$—	$—	$—	$164
Multi-family	469	3,713	4,130	407	978
Non-owner occupied	8,325	9,141	4,183	4,563	68,994

Commercial real estate - investor	$8,809	$12,854	$8,313	$4,970	$70,136

1-4 family construction	$809	$1,191	$676	$475	$658
All other construction	445	427	1,060	521	4,835

Real estate construction	$1,254	$1,618	$1,736	$996	$5,493

Potential problem loans by type:
Commercial and industrial	$120,888	$121,764	$157,778	$153,306	$207,351
Commercial real estate - owner occupied	120,034	108,508	112,673	136,366	140,406
Leasing	214	324	487	158	507

Commercial and business lending	241,136	230,596	270,938	289,830	348,264
Commercial real estate - investor	133,046	142,453	167,339	230,206	252,331
Real estate construction	18,477	23,905	27,654	27,649	37,155

Commercial real estate lending	151,523	166,358	194,993	257,855	289,486

Total commercial	392,659	396,954	465,931	547,685	637,750
Home equity	3,343	4,173	4,441	5,451	4,975
Installment	131	127	142	233	272

Total retail	3,474	4,300	4,583	5,684	5,247
Residential mortgage	8,197	8,658	9,580	13,037	16,550

Total consumer	11,671	12,958	14,163	18,721	21,797

Total potential problem loans	$404,330	$409,912	$480,094	$566,406	$659,547

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

Nonaccrual loans were $278 million at September 30, 2012, compared to $403 million at September 30, 2011 and $357 million at December 31, 2011. As shown in Table 8, total nonaccrual loans were down $125 million since September 30, 2011, with commercial nonaccrual loans down $112 million while consumer-related nonaccrual loans were down $13 million. Since December 31, 2011, total nonaccrual loans decreased $79 million, with commercial nonaccrual loans down $66 million and consumer nonaccrual loans down $13 million. The ratio of nonaccrual loans to total loans was 1.86% at September 30, 2012, compared to 2.99% at September 30, 2011 and 2.54% at December 31, 2011. The Corporation’s allowance for loan losses to nonaccrual loans was 113% at September 30, 2012, up from 99% at September 30, 2011 and 106% at December 31, 2011, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At September 30, 2012, accruing loans 90 days or more past due totaled $2 million compared to $1 million at September 30, 2011 and $5 million at December 31, 2011, respectively.

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

At September 30, 2012, the Corporation had total restructured loans of $210 million (including $74 million classified as nonaccrual and $136 million performing in accordance with the modified terms), compared to $193 million at September 30, 2011 (including $80 million classified as nonaccrual and $113 million performing in accordance with the modified terms) and $200 million at December 31, 2011 (including $87 million classified as nonaccrual and $113 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2012, potential problem loans totaled $404 million, compared to $660 million at September 30, 2011 and $566 million at December 31, 2011, respectively.

Other Real Estate Owned: Other real estate owned decreased to $36 million at September 30, 2012, compared to $42 million at September 30, 2011 and $41 million at December 31, 2011, respectively. Write-downs on other real estate owned were $8 million and $7 million for the first nine months of 2012 and 2011, respectively, and $9 million for the full year 2011. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At September 30, 2012, the Corporation was in compliance with its internal liquidity objectives.

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

September 30, 2012
	Moody’s	S&P	Fitch	DBRS
Bank short-term	P2	—	F2	R2H
Bank long-term	A3	BBB+	BBB-	BBBH
Corporation short-term	P2	—	F3	R2M
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	Stable	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in December 2008, which was subsequently renewed in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Corporation issued $430 million of senior notes in 2011. These senior notes are due in 2016 and bear a 5.125% fixed coupon. In September 2011, the Corporation issued $65 million of depositary shares of 8% Series B perpetual preferred stock. In September 2012, the Corporation issued $155 million of senior notes due in March 2014 which bear a 1.875% fixed coupon. The Parent Company also has a $200 million commercial paper program, of which, $15 million was outstanding at September 30, 2012. While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock).

The Bank has established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.1 billion of Federal Home Loan Bank advances were outstanding at September 30, 2012). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2012, the majority of investment securities are classified as available for sale, with a very small portion of municipal securities (less than 1%) held to maturity. Of the $4.5 billion investment securities portfolio at September 30, 2012, a portion of these securities were pledged to secure $1.6 billion of collateralized deposits and $1.0 billion of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $1.3 billion could be pledged or sold to enhance liquidity, if necessary.

For the nine months ended September 30, 2012, net cash provided by operating and financing activities was $318 million and $672 million, respectively, while net cash used in investing activities was $653 million, for a net increase in cash and cash equivalents of $337 million since year-end 2011. During the first nine months of 2012, loans increased $935 million while investment securities decreased $419 million, as run-off from the investment securities portfolio was utilized to fund loan growth. On the funding side, deposits increased $1.4 billion and long-term funding increased $128 million, while short-term funding declined by $761 million.

For the nine months ended September 30, 2011, net cash provided by operating activities was $243 million, while investing activities and financing activities used net cash of $369 million and $77 million, respectively, for a net decrease in cash and cash equivalents of $203 million since year-end 2010. During the first nine months of 2011, assets increased $117 million, with loans up $887 million and investment securities down $648 million. On the funding side, deposits decreased $443 million (reflecting the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits), while short-term funding and long-term funding increased $784 million and $64 million, respectively.

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

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Corporation uses a simulation model designed to measure the impact of interest rate shocks and various other yield curve scenarios on earnings and economic value of the financial assets and liabilities of the Corporation. The risk measurement framework presents different views which take into account changes in management strategies and market conditions, among other factors, to varying degrees. Comparisons between a static balance sheet and balance sheets with projected growth scenarios can help provide clarity on potential impacts on earnings and economic value.

Simulation of earnings: Determining the sensitivity of short-term future earnings to a hypothetical instantaneous interest rate shock of up to 400 bp is accomplished through the use of simulation modeling. The earnings simulations model the balance sheet as an ongoing entity. Future business assumptions involving projected balance sheet growth assumptions, administered rate products, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are then modeled to project net interest income based on hypothetical changes in interest rates. The resulting net interest income for the next 12 to 24-month period is compared to the net interest income amount calculated using static constant rates. This difference represents the Corporation’s earnings sensitivity to an instantaneous plus or minus parallel rate shock.

The resulting simulations for September 30, 2012, projected that net interest income would increase by approximately 4.2% if rates rose by an instantaneous 100 bp shock. Accordingly, this suggests the Corporation was in an asset sensitive position at September 30, 2012. At December 31, 2011, the 100 bp instantaneous shock up was projected to increase net interest income by approximately 2.2%. As of September 30, 2012, the simulation of earnings results were within the Corporation’s interest rate risk policy.

Economic value of equity: Economic value of equity is another measure to quantify the impact of interest rates on the present value of assets, liabilities, and off-balance sheet financial instruments. This measurement is a longer-term analysis of interest rate risk as it evaluates every cash flow produced by the current balance sheet.

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming an immediate and sustained parallel change in market rates and do not reflect the earnings or balance sensitivity that may arise from other factors. These factors may include changes in the shape of the yield curve, the change in spread between key market rates, or accounting recognition of the impairment of certain intangibles. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process. This action could include, but would not be limited to, delaying an increase in deposit rates, extending liabilities, using financial derivative products to hedge interest rate risk, changing the pricing characteristics of loans, or changing the growth rate of certain assets and liabilities. As of September 30, 2012, the projected changes for the economic value of equity were within the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2012, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 11, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at September 30, 2012, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$1,434,908	$409,174	$206,746	$50,164	$2,100,992
Short-term funding	1,753,285	—	—	—	1,753,285
Long-term funding	500,045	154,983	434,767	215,627	1,305,422
Operating leases	13,400	23,583	20,578	45,748	103,309
Commitments to extend credit	3,160,166	1,154,943	1,116,441	132,442	5,563,992

Total	$6,861,804	$1,742,683	$1,778,532	$443,981	$10,827,000

Capital

Stockholders’ equity at September 30, 2012 was $3.0 billion, up $85 million from December 31, 2011. At September 30, 2012, stockholders’ equity included $67 million of accumulated other comprehensive income compared to $66 million of accumulated other comprehensive income at December 31, 2011. Cash dividends of $0.15 per share were paid in the first nine months of 2012 and $0.03 per share were paid in the first nine months of 2011. Total stockholders’ equity to assets was 12.98% and 13.07% at September 30, 2012 and December 31, 2011, respectively.

On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, was an informal agreement between the Corporation and the Reserve Bank. The Memorandum was terminated in March 2012.

The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and/or for other corporate purposes. During 2011, no shares were repurchased under these authorizations. In the second quarter of 2012, the Corporation repurchased 2.3 million shares for $30 million. The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2011 and the first nine months of 2012. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the third quarter of 2012. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, regulatory constraints, and other investment opportunities.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Total stockholders’ equity	$2,950,452	$2,909,621	$2,900,873	$2,865,794	$2,850,619
Tier 1 capital	2,113,203	2,071,801	2,088,054	2,051,787	2,011,800
Tier 1 common equity	1,869,931	1,828,529	1,819,782	1,783,515	1,743,528
Tangible common equity	1,941,736	1,899,857	1,890,060	1,853,932	1,837,579
Total risk-based capital	2,335,451	2,290,491	2,299,239	2,263,065	2,216,594
Market capitalization	2,259,006	2,263,549	2,427,965	1,938,833	1,613,308

Book value per common share	$16.82	$16.59	$16.32	$16.15	$16.07
Tangible book value per common share	11.31	11.07	10.87	10.68	10.59
Cash dividend per common share	0.05	0.05	0.05	0.01	0.01
Stock price at end of period	13.16	13.19	13.96	11.17	9.30
Low closing price for the period	12.04	11.76	11.43	9.15	8.95
High closing price for the period	13.79	13.97	14.63	11.78	14.17

Total stockholders’ equity / assets	12.98%	13.18%	13.24%	13.07%	13.01%
Tangible common equity / tangible assets (1)	8.91	8.99	9.01	8.84	8.77
Tangible stockholders’ equity / tangible assets (2)	9.20	9.29	9.32	9.14	9.07
Tier 1 common equity / risk-weighted assets (3)	12.01	12.04	12.49	12.24	12.44
Tier 1 leverage ratio	9.99	9.95	10.03	9.81	9.62
Tier 1 risk-based capital ratio	13.57	13.64	14.33	14.08	14.35
Total risk-based capital ratio	15.00	15.08	15.78	15.53	15.81

Common shares outstanding (period end)	171,657	171,611	173,923	173,575	173,474
Basic common shares outstanding (average)	171,650	172,839	173,846	173,523	173,418
Diluted common shares outstanding (average)	171,780	172,841	173,848	173,523	173,418

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.
(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

Comparable Third Quarter Results

The Corporation recorded net income of $46 million for the three months ended September 30, 2012, compared to net income of $41 million for the three months ended September 30, 2011. Net income available to common equity was $45 million for the three months ended September 30, 2012, or net income of $0.26 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended September 30, 2011, was $34 million, or net income of $0.20 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2012 was $161 million, $2 million higher than the third quarter of 2011 (see Table 2). Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $10 million, while changes in the rate environment and product pricing lowered net interest income by $8 million. The Federal funds target rate was unchanged for both the third quarter of 2012 and the third quarter of 2011. The net interest margin between the comparable quarters was up 3 bp, to 3.26% in the third quarter of 2012. Average earning assets increased $130 million to $19.7 billion in the third quarter of 2012, with average loans up $1.5 billion (predominantly in commercial loans) and investments down $1.4 billion. On the funding side, average interest-bearing deposits were up $666 million, while average demand deposits increased $545 million. On average, short and long-term funding was down $940 million, primarily attributable to a $951 million decrease in repurchase agreements.

Credit metrics continued to improve with nonaccrual loans declining to $278 million (1.86% of total loans) at September 30, 2012, compared to $403 million (2.99% of total loans) at September 30, 2011 (see Table 8). Compared to the third quarter of 2011, potential problem loans were down 39% to $404 million. As a result of these improving credit metrics, the provision for loan losses for the third quarter of 2012 was zero (or $18 million less than net charge offs), compared to $4 million (or $26 million less than net charge offs) in the third quarter of 2011 (see Table 7). Annualized net charge offs represented 0.47% of average loans for the third quarter of 2012 compared to 0.90% for the third quarter of 2011. The allowance for loan losses to loans at September 30, 2012 was 2.11%, compared to 2.96% at September 30, 2011. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2012 increased $12 million (17%) to $81 million versus the third quarter of 2011. Core fee-based revenues of $55 million were down $5 million (8%) versus the comparable quarter in 2011. Net mortgage banking increased $11 million from the third quarter of 2011, predominantly due to higher gain on sales and related income attributable to the higher volume of loans sold to the secondary market (secondary mortgage production was $715 million for the third quarter of 2012 compared to secondary mortgage production of $471 million for the third quarter of 2011). Net investment securities gains of $4 million for the third quarter of 2012 were primarily attributable to gains on sales of equity, mortgage-related, and trust preferred debt securities; while net investment securities losses of $1 million for the third quarter of 2011 were primarily attributable to credit-related other-than-temporary write-downs on a pooled trust preferred debt security. Other income increased $1 million to $3 million in the third quarter of 2012 predominantly due to an increase in limited partnership income.

On a comparable quarter basis, noninterest expense increased $10 million (6%) to $170 million in the third quarter of 2012. Legal and professional fees increased to $8 million due to other professional consultant costs related to certain BSA regulatory compliance issues. Personnel expense increased $4 million (5%) from the third quarter of 2011, primarily in salary-related expenses (reflecting merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants). Data processing expense was up $3 million (40%) from the third quarter of 2011, reflecting strategic investments in our systems and infrastructure. Losses other than loans increased $2 million from the third quarter of 2011 due to an increase to the reserve for losses on unfunded commitments. FDIC expense decreased $2 million (27%) due to the change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment).

For the third quarter of 2012, the Corporation recognized income tax expense of $20 million, compared to income tax expense of $17 million for the third quarter of 2011. The effective tax rate was 30.64% and 29.55% for the third quarter of 2012 and the third quarter of 2011, respectively. The change in income tax expense and the effective tax rate was primarily due to the increased level of pretax income between the comparable quarters.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Summary of Operations:
Net interest income	$155,602	$154,267	$154,668	$151,825	$153,160
Provision for loan losses	—	—	—	1,000	4,000
Noninterest income
Trust service fees	10,396	10,125	9,787	9,511	9,791
Service charges on deposit accounts	17,290	16,768	18,042	17,783	19,949
Card-based and other nondeposit fees	12,209	12,084	10,879	11,269	15,291
Insurance commissions	11,650	12,912	11,590	11,216	11,020
Brokerage and annuity commissions	3,632	4,206	4,127	3,665	4,027

Core fee-based revenue	55,177	56,095	54,425	53,444	60,078
Mortgage banking, net	15,581	16,735	17,654	9,677	4,521
Capital market fees, net	3,609	2,673	3,716	3,950	3,273
BOLI income	3,290	3,164	4,292	3,820	3,990
Asset losses, net	(3,309)	(4,984)	(3,594)	(1,799)	(3,859)
Investment securities gains (losses), net	3,506	563	40	(310)	(744)
Other	3,134	1,705	1,913	2,750	1,737

Total noninterest income	80,988	75,951	78,446	71,532	68,996
Noninterest expense
Personnel expense	95,231	93,819	94,281	90,306	91,084
Occupancy	14,334	14,008	15,179	13,796	14,205
Equipment	5,935	5,719	5,468	5,286	4,851
Data processing	11,022	11,304	9,516	9,080	7,887
Business development and advertising	5,059	5,468	5,381	6,904	5,539
Other intangible asset amortization	1,048	1,049	1,049	1,179	1,179
Loan expense	3,297	2,948	2,910	3,469	2,600
Legal and professional fees	7,686	5,657	9,715	4,651	4,289
Losses other than loans	3,577	2,060	3,550	11,890	1,659
Foreclosure / OREO expense	4,071	4,343	3,362	5,169	4,982
FDIC expense	5,017	4,778	4,870	6,136	6,906
Other	13,426	14,877	14,481	14,461	14,299

Total noninterest expense	169,703	166,030	169,762	172,327	159,480
Income tax expense	20,492	20,871	20,719	8,905	17,337

Net income	46,395	43,317	42,633	41,125	41,339
Preferred stock dividends and discount accretion	1,300	1,300	1,300	1,300	7,305

Net income available to common equity	$45,095	$42,017	$41,333	$39,825	$34,034

Taxable equivalent net interest income	$160,870	$159,521	$159,971	$157,132	$158,455
Net interest margin	3.26%	3.30%	3.31%	3.21%	3.23%
Effective tax rate	30.64%	32.52%	32.70%	17.80%	29.55%

Average Balances:
Assets	$22,016,748	$21,684,600	$21,659,139	$21,755,870	$21,729,187
Earning assets	19,659,796	19,386,046	19,371,729	19,506,627	19,530,007
Interest-bearing liabilities	14,940,697	14,922,006	14,920,413	15,095,689	15,215,517
Loans	14,916,793	14,602,602	14,310,441	14,043,585	13,376,928
Deposits	15,615,856	15,050,684	15,000,567	14,893,469	14,405,311
Short and long-term funding	3,286,943	3,566,346	3,603,700	3,857,252	4,227,319
Stockholders’ equity	$2,933,710	$2,915,322	$2,890,185	$2,856,095	$2,987,178

Sequential Quarter Results

The Corporation recorded net income of $46 million for the third quarter of 2012, compared to net income of $43 million for the second quarter of 2012. Net income available to common equity was $45 million for the third quarter of 2012, or net income of $0.26 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2012, was $42 million, or net income of $0.24 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2012 was $161 million, $1 million higher than the second quarter of 2012. Changes in the rate environment and product pricing decreased net interest income by $3 million; while changes in balance sheet volume and mix increased taxable equivalent net interest income by $3 million and one extra day in the third quarter increased net interest income by $1 million. The Federal funds target rate was unchanged for both quarters. The net interest margin between the sequential quarters was down 4 bp, to 3.26% in the third quarter of 2012. Average earning assets increased $274 million to $19.7 billion in the third quarter of 2012, with average investments and other short-term investments down $40 million, while average loans increased $314 million (predominantly in commercial loans). On the funding side, average short and long-term funding was down $279 million (primarily due to a decline in short-term FHLB advances); while average interest-bearing deposits were up $298 million and noninterest-bearing demand deposits were up $267 million.

The Corporation reported another quarter of improving credit metrics with nonaccrual loans of $278 million (1.86% of total loans) at September 30, 2012, down from $318 million (2.16% of total loans) at June 30, 2012 (see Table 8). Potential problem loans declined to $404 million, down $6 million from the second quarter of 2012. As a result of these improving credit metrics, the provision for loan losses for the second and third quarters of 2012 were constant at $0. Annualized net charge offs represented 0.47% of average loans for the third quarter of 2012, compared to 0.65% for the second quarter of 2012. The allowance for loan losses to loans at September 30, 2012 was 2.11%, compared to 2.26% at June 30, 2012 (see Table 7). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2012 increased $5 million (7%) to $81 million versus the second quarter of 2012. Net investment securities gains of $4 million for the third quarter of 2012 were primarily attributable to gains on sales of equity, mortgage-related, and trust preferred debt securities. Net asset losses of $3 million for the third quarter of 2012 were due to losses on sales and other write-downs on other real estate owned. Net asset losses of $5 million for the second quarter of 2012 were primarily attributable to a $6 million write-down on software placed into production during the second quarter of 2012, $3 million of losses on sales and other write-downs on other real estate owned, and a $3 million impairment charge on certain limited partnership investments, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois. Other income increased $1 million to $3 million in the third quarter of 2012 predominantly due to an increase in limited partnership income. Net mortgage banking income was $16 million, down from net mortgage banking income of $17 million in the second quarter 2012, predominantly due to a $3 million decline in gains on sales and related income from secondary mortgage production, partially offset by a $2 million decrease in mortgage servicing rights expense.

On a sequential quarter basis, noninterest expense increased $4 million (2%) to $170 million in the third quarter of 2012. Legal and professional fees increased $2 million due to other professional consultant costs related to certain BSA regulatory compliance issues. Losses other than loans was up $2 million due to an increase in the reserve for losses on unfunded commitments.

For the third quarter of 2012, the Corporation recognized income tax expense of $20 million, compared to income tax expense of $21 million for the second quarter of 2012. The effective tax rate was 30.64% and 32.52% for the third quarter of 2012 and the second quarter of 2012, respectively.

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

Recent Developments

The analysis of branch locations, transaction trends and strategic fit is an ongoing process at Associated and throughout the banking industry. Accordingly, the Corporation recently completed an evaluation of its retail footprint to ensure the branch network is ideally positioned for future success, especially as it pertains to evolving customer banking preferences and the changing regulatory and competitive environment. As a result of this analysis, on October 17, 2012, the Corporation announced its decision to consolidate 12 branch locations located throughout its three-state footprint.

During October 2012, the Corporation redeemed $155 million of the ASBC Capital I junior subordinated debentures and $15 million of the SFSC Capital II junior subordinated debentures. The Corporation also intends to redeem the remaining $15 million of junior subordinated debentures at SFSC Capital I prior to the end of 2012.

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

As of September 30, 2012, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2012. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The following is a description of the Corporation’s material pending legal proceedings.

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. In the second quarter of 2012, the Bank settled with an insurer for $2.5 million as contribution to the settlement amount and received approximately $1.5 million as partial reimbursement for defense costs. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the third quarter of 2012. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2012 - July 31, 2012	18,665	$13.16	—	—
August 1, 2012 - August 31, 2012	1,183	12.49	—	—
September 1, 2012 - September 30, 2012	6,041	13.37	—	—

Total	25,889	$13.18	—	—

During the third quarter of 2012, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of these transactions was an increase in treasury stock and a decrease in cash of approximately $341,000 in the third quarter of 2012.

ITEM 6.	Exhibits

(a)	Exhibits:

Exhibit (4.1), Global Note dated as of September 12, 2012 representing $155,000,000 1.875% Senior Notes due 2014, incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K dated September 12, 2012.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: November 5, 2012	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: November 5, 2012	/s/ Christopher Del Moral-Niles
Christopher Del Moral-Niles
Chief Financial Officer

Date: November 5, 2012	/s/ Bryan R. McKeag
Bryan R. McKeag
Principal Accounting Officer