Form 10-K
period 2012-12-31
ASSOCIATED BANC-CORP
filed 2013-02-15
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended December 31, 2012
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

Common stock, par value $0.01 per share

Depositary Shares, each representing a 1/40th interest

in a share of 8.00% Perpetual Preferred Stock, Series B Warrants to purchase shares of Common Stock of Associated Banc-Corp

The NASDAQ Stock Market LLC The New York Stock Exchange The NASDAQ Stock Market LLC

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

Yes  ☐        No  ☑

As of June 30, 2012, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,238,794,000. This excludes approximately $24,760,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $58,813,000 of market value representing 2.60% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 31, 2013, 167,995,851 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for Annual Meeting of Shareholders on April 23, 2013	Part of Form 10-K Into Which Portions of Documents are Incorporated Part III

ASSOCIATED BANC-CORP

2012 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from those we described in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading “Risk Factors” in this document and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following:

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

For a discussion of these and other risks that may cause actual results to differ from expectations, please refer to the “Risk Factors” section of this document. The forward-looking statements contained or incorporated by reference in this document relate only to circumstances as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our bank subsidiary traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to acquire three banks. At December 31, 2012, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin and serving local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 24 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint that are closely related or incidental to the business of banking. Measured by total assets reported at December 31, 2012, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50, publicly traded, bank holding companies headquartered in the U.S.

Services

Through our banking subsidiary Associated Bank, National Association (“Associated Bank” or the “Bank”) and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through approximately 240 banking offices serving more than 150 communities, primarily within our three-state branch footprint (Wisconsin, Illinois, and Minnesota). Our business is primarily relationship-driven and is organized into three reportable segments: Commercial Banking, Consumer Banking and Risk Management and Shared Services. See also Note 19, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information concerning our reportable segments.

Commercial Banking: The Commercial Banking segment offers loans, deposits, and related banking services to businesses (including regional middle market and larger commercial businesses, governments / municipalities, metro or niche markets, and companies with specialized borrowing needs such as financial institutions, or asset-based borrowers), which primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree, insurance related products and services, business credit cards, equipment and machinery leases, and the support to deliver, fund and manage such banking services. To further support business customers and correspondent financial institutions, we provide safe deposit and night depository services, cash management, risk management, international banking, as well as check clearing, safekeeping, and other banking-based services. The segment competes on the basis of relationship manager performance, commitment to local markets and market competitive pricing. This segment focuses on optimizing the go to market approach with emphasis on market alignment, relationship banking and sales excellence.

Consumer Banking: The Consumer Banking segment consists of lending and deposit gathering to individuals and small businesses and also provides a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing or protecting their wealth, including securities brokerage, and trust / asset management. The segment offers a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes; small business checking and deposit products, loans, lines of credit; fixed and variable annuities, full-service, discount and on-line investment brokerage; and trust / asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. The segment competes by offering an extensive breadth and depth of products, an extensive branch network and competitive pricing. The Consumer Banking segment strives toward optimization of value propositions and relationship banking.

Risk Management and Shared Services: The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Facilities Management, Operations and Technology functions, which are key shared functions. The earning assets within this segment include the company’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2012, we had approximately 4,900 full-time equivalent employees. None of our employees are represented by unions.

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

Bank Holding Company Act Requirements

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Corporation (the “FDIC”) has backup enforcement authority over a depository institution holding company, such as the Corporation, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. In addition, the Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans and the establishment of the Consumer Financial Protection Bureau (“CFPB”). The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on the Corporation’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See Part I, Item 1A, “Risk Factors” for a more extensive discussion of this topic.

Regulation of Associated Bank and Trust Company

Associated Bank and our nationally chartered trust subsidiary are regulated, supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has extensive supervisory and regulatory authority over the operations of the Corporation’s national bank subsidiaries. As part of this authority, the national bank subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. We are subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Associated Bank. The Dodd-Frank Act weakens the federal preemption available for national banks and gives broader rights to state attorney generals to enforce certain federal consumer protection loans.

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

Basel III — Capital, Liquidity and Stress Testing Requirements

The Basel Committee on Banking Supervision has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III”. On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking that would implement elements of Sections 165 and 166 of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the U.S. federal banking agencies issued a joint press release announcing that the January 1, 2013 effective date was being delayed so the agencies could consider operational and transitional issues identified in the large volume of public comments received. It is anticipated that the U.S. federal banking agencies will formalize the implementation of the Basel III framework applicable to domestic banks in the United States during 2013. As proposed, the new rules, when implemented and fully phased-in, will require U.S. bank holding companies to maintain higher levels of capital and liquidity than the minimums that currently apply under existing capital regulations.

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

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. However, the Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. While current rules and proposals from the U.S. federal banking agencies do not specifically address the Basel III liquidity requirements, on December 20, 2011, the Federal Reserve proposed a set of enhanced prudential standards and early redemption requirements that included certain liquidity requirements similar to those contemplated in the Basel III liquidity coverage ratio (“LCR”), designed to ensure that the banking entity maintains an adequate level of unencumbered “highly liquid” assets relative to the entity’s projected net cash outflow over various time horizons and under a range of liquidity stress scenarios. The December 20, 2011 notice of proposed rulemaking would only apply to U.S. bank holding companies with total consolidated assets of $50 billion or more. As of December 28, 2012, the Federal Reserve was still considering comments regarding the proposed liquidity requirements. In the event U.S. bank holding companies with total consolidated assets between $10 billion and $50 billion are eventually required to comply with liquidity requirements similar to those in the proposed rule described above, it could adversely impact our net income and return on equity. We believe we would currently meet the expected Dodd-Frank Act liquidity requirements, if they were applicable to us today.

Capital Planning and Stress testing Requirements

On October 12, 2012, the Federal Reserve published two Final Rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act: one for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion, and one for U.S. bank holding companies with total consolidated assets of $50 billion or more. Under the Rule applicable to the Parent Company, which became effective November 15, 2012, we will be required to conduct annual company-run stress tests using data as of September 30 of each year and different scenarios provided by the Federal Reserve. We anticipate final stress test scenarios to be issued in the third quarter of 2013. We also anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios, could adversely impact our net income and our return on equity.

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

“Well capitalized” institutions may generally operate without supervisory restriction. With respect to “adequately capitalized” institutions, such banks cannot normally pay dividends or make any capital contributions that would leave it undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, it would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.

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

At December 31, 2012, the Bank satisfied the requirements as “well capitalized”. The imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.

Deposit Insurance Premiums

Associated Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like the Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 basis points to 45 basis points for large institutions. Premiums for the Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.

The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2012, the FICO assessment was equal to 0.660 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

Transactions with Affiliates

Transactions between our national banking subsidiary and its related parties or any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the bank. In a holding company context, at a minimum, the parent holding company of a national bank and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain types of covered transactions must be collateralized according to a schedule set forth in the statute based on the type of collateral.

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

Community Reinvestment Act Requirements

Our national bank subsidiary is subject to periodic Community Reinvestment Act (“CRA”) reviews by the OCC. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition or the establishment of a branch office. An unsatisfactory rating may be used as the basis for denial of such an application.

Associated Bank underwent a CRA examination by the OCC on November 20, 2006, for which it received a Satisfactory rating.

Privacy

Financial institutions, such as our national bank subsidiary, are required by statute and regulation to disclose their privacy policies. In addition, such financial institutions must appropriately safeguard its customers’ nonpublic, personal information.

Bank Secrecy Act / Anti-Money Laundering

The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA.

The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of its BSA compliance program. National banks are also required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA.

On February 23, 2012, the Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order requires, among other things, that the Bank: (1) create a Compliance Committee of at least three directors; (2) create a BSA-focused action plan to supplement existing customer due diligence policies and procedures; (3) review, update and implement an ongoing BSA risk assessment; (4) review and update risk-based processes to obtain and analyze appropriate customer due diligence information at the time of account opening and on an ongoing basis; (5) ensure adherence to a written program of policies and procedures to provide compliance with the BSA; (6) complete independent testing; (7) ensure it has a permanent, qualified, and experienced BSA Officer; (8) develop and implement a comprehensive, ongoing BSA and OFAC training program; and (9) submit certain reports to the OCC. The Bank has been working cooperatively with the OCC and management believes it is in compliance with the provisions of the Consent Order.

In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

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

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The Federal Reserve released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity,” a term that is defined to include bank holding companies like the Parent Company, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (1) July 21, 2012, or (2) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the Federal Reserve. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012 and a final rule has not yet been published. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. The Parent Company will be reviewing the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings in order to be in compliance by the announced compliance date.

Incentive Compensation Policies and Restrictions

In July 2010, the federal banking agencies issued guidance that applies to all banking organizations supervised by the agencies (thereby including both the Parent Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.

In addition, in March 2011, the federal banking agencies, along with the Federal Housing Finance Agency, and the Securities and Exchange Commission, released a proposed rule intended to ensure that regulated financial institutions design their incentive compensation arrangements to account for risk. Specifically, the proposed rule would require compensation practices at the Parent Company and at the Bank to be consistent with the following principles: (1) compensation arrangements appropriately balance risk and financial reward; (2) such arrangements are compatible with effective controls and risk management; and (3) such arrangements are supported by strong corporate governance. In addition, financial institutions with $1 billion or more in assets would be required to have policies and procedures to ensure compliance with the rule and would be required to submit annual reports to their primary federal regulator. The comment period has closed and a final rule has not yet been published; however, the Corporation believes it is in compliance with the rule as currently proposed.

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

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

Other Regulatory Authorities

In addition to regulation, supervision and examination by federal banking agencies, the Corporation and certain of its subsidiaries, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and state securities laws and regulations, and to supervision and examination by other regulatory authorities, including the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”), the NASDAQ Global Select Market and others.

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

Our principal internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing, telephoning, faxing, or e-mailing us using the following information: Associated Banc-Corp, Attn: Shareholder Relations, 1200 Hansen Road, Green Bay, WI 54304; phone 920-491-7059; fax 920-491-7144; or e-mail to shareholders@associatedbank.com. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and committee charters for standing committees of the Board are all available on our website, www.associatedbank.com/About Us/Investor Relations/Corporate Governance. We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

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

Our allowance for loan losses may be insufficient.    All borrowers carry the potential to default and our remedies to recover (seizure and / or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy the debt owed to us. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on our financial condition and results of operations.

We are subject to lending concentration risks.    As of December 31, 2012, approximately 61% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over

$25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to interest rate risk.    Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Our most significant interest rate risk may be further declines in the absolute level of interest rates or the prolonged continuation of the current low rate environment, as this would generally lead to further compression of our net interest margin, reduced net interest income, and devaluation of our deposit base.

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

We rely on dividends from our subsidiaries for most of our revenue.    The Parent Company is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of the Parent Company’s revenue comes from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent Company’s common and preferred stock, and to pay interest and principal on the Parent Company’s debt. Various federal and / or state laws and regulations limit the amount of dividends that our national bank subsidiary and certain nonbank subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event our national bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from our national bank subsidiary could have a material adverse effect on our business, financial condition, and results of operations.

Operational Risks

We face significant operational risks due to the high volume of transactions we process.    We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.    As part of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

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

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.    Our accounting policies are fundamental to understanding our financial results and condition.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2012, the annual impairment test in May indicated that the fair value of the reporting units exceeded the fair value of their assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2012, we had goodwill of $929 million, representing approximately 32% of stockholders’ equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. At December 31, 2012, net deferred tax assets are approximately $26 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our business.    Severe weather, natural disasters, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and / or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

Our profitability depends significantly on economic conditions in the states within which we do business.    Our success depends on the general economic conditions of the specific local markets in which we operate, particularly Wisconsin, Illinois and Minnesota. Local economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, on the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions, caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices, or other factors could have a material adverse effect on our financial condition and results of operations.

The earnings of financial services companies are significantly affected by general business and economic conditions.    Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally relating to financial crises in the European Union and elsewhere, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.    From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and / or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and / or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and / or a new product or service. Furthermore, any new line of business and / or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and / or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

Acquisitions may disrupt our business and dilute shareholder value.    As part of our announced growth strategy, we regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality issues of the target company;

•	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Consumers may decide not to use banks to complete their financial transactions.    Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and / or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Legal, Compliance and Reputational Risks

We are subject to increasingly extensive government regulation and supervision.    We, primarily through Associated Bank and certain nonbank subsidiaries, are subject to increasingly extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and / or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and / or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Examples of increasing regulatory oversight include the creation of the CFPB, which now has separate examination and supervision authority over the Bank with respect to consumer financial products and services. Further evidence of this oversight include the April 2010 Memorandum of Understanding between the Corporation and the Federal Reserve Bank of Chicago requiring the Corporation to submit various plans and reports and obtain approval prior to taking specified actions, which was terminated in March 2012, and the February 2012 Consent Order between the Bank and the OCC, which is described in detail under Part 1, Item 1, “Business — Supervision and Regulation — Bank Secrecy Act / Anti-Money Laundering.”

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

•	It revised the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of the Bank less tangible equity capital.

•	It permanently increased deposit insurance coverage to $250,000.

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

•

Pursuant to the Dodd-Frank Act, the CFPB recently issued a final rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

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

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.    The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance. Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services may produce significant, material effects on the Bank’s (and the Corporation’s) profitability. As of the date of this filing, the CFPB has not examined the Bank.

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

We may experience unanticipated losses as a result of residential mortgage loan repurchase or reimbursement obligations under agreements with secondary market purchasers.    We may be required to repurchase residential mortgage loans, or to reimburse the purchaser for losses with respect to residential mortgage loans, which have been sold to secondary market purchasers in the event there are breaches of certain representations and warranties contained within the sales agreements, such as representations and warranties related to credit information, loan documentation, collateral and insurability. Consequently, we are exposed to credit risk, and potentially funding risk, associated with sold loans. Although we have only seen a limited number of repurchase and reimbursement claims in prior quarters, this activity has steadily increased and as a result we have established reserves in our consolidated financial statements for potential losses related to the residential mortgage loans we have sold. The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and reimbursement requests, the actual success rate of claimants, actual recoveries on the collateral and macroeconomic conditions. Due to uncertainties relating to these factors, there can be no assurance that the reserves we establish will be adequate or that the total amount of losses incurred will not have a material adverse effect on our financial condition or results of operations.

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

We are subject to claims and litigation pertaining to fiduciary responsibility.    From time to time, customers make claims and take legal action pertaining to the performance of our fiduciary responsibilities. Whether customer claims and legal action related to the performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and / or adversely affect the market perception of us and our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operation.    We are a defendant in a class action lawsuit alleging that we unfairly assess and collect overdraft fees which seeks restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. This case has been consolidated into the overdraft fees Multi District Litigation pending in the United States District Court for the Southern District of Florida, Miami Division. A settlement agreement has been reached with plaintiffs’ counsel that requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank. Although we cannot guarantee that the court will approve the settlement, it is reasonably likely that the settlement will be approved. We may be involved from time to time in a variety of other litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation for any period. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Ethics or conflict of interest issues could damage our reputation.    We have established a Code of Business Conduct and Ethics and related policies and procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based, in part, on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Business Conduct and Ethics and Related Party Transaction Policies and Procedures could have a material adverse effect on our reputation, business, results of operations, and / or financial condition.

Risks Related to an Investment in Our Common Stock

Our stock price can be volatile.    Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations or financial condition;

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and / or our competitors;

•	new technology used or services offered by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	recommendations by securities analysts.

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

In addition, the exercise of the common stock warrants issued to the U.S. Department of the Treasury (the “UST”) under TARP, which have been sold by the UST in a public offering, would dilute the ownership interest of our existing shareholders. See also Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on the common stock warrants issued to the UST.

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

Our articles of incorporation, bylaws, and certain banking laws may have an anti-takeover effect.    Provisions of our articles of incorporation and bylaws, and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may prohibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

None.

ITEM 2. PROPERTIES

Our headquarters are located in the Village of Ashwaubenon, Wisconsin, in a leased facility with approximately 30,000 square feet of office space. The current lease term expires on June 30, 2013. The Corporation’s largest owned properties are two operation centers located in the Green Bay area and Stevens Point, Wisconsin, with approximately 81,000 and 101,000 square feet, respectively. In early to mid 2013, our corporate headquarters will move into an owned facility in downtown Green Bay. This location will then be our largest location with 120,000 square feet. Our largest leased location, at 102,000 square feet, is our Milwaukee corporate site located in downtown Milwaukee. In late 2013, multiple leased Chicago locations will relocate into one centralized Chicago location with 35,000 square feet. As of December 31, 2012, 64% of our branches were owned and 36% were leased.

At December 31, 2012, our bank subsidiary occupied approximately 240 banking locations serving more than 150 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, in Green Bay, Wisconsin, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience and are mostly owned. Some bank branch offices are in office towers, supermarket locations or in retirement communities; such properties are generally leased. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

ITEM 3. LEGAL	PROCEEDINGS

The following is a description of the Corporation’s material pending legal proceedings.

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. A final approval hearing on the settlement is scheduled for March 2013. In the second quarter of 2012, the Bank settled with an insurer for $2.5 million as contribution to the settlement amount and received approximately $1.5 million as partial reimbursement for defense costs. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements.

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted the (1) fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Bank intends to vigorously defend this lawsuit. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT THE EXECUTIVE OFFICERS

The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 1, 2013.

Philip B. Flynn - Age: 55

Philip B. Flynn has been President and Chief Executive Officer of Associated and a member of the Board of Directors since December 2009. Prior to joining Associated, he served as Vice Chairman and Chief Operating Officer of Union Bank. During his nearly 30-year career with Union Bank, he held a broad range of executive positions, including chief credit officer and head of commercial banking, specialized lending and wholesale banking. He served as a member of Union Bank’s board of directors from 2004 to 2009.

Oliver Buechse - Age: 44

Oliver Buechse has been Executive Vice President, Chief Strategy Officer, of Associated and Associated Bank, National Association since February 2010. He is also a director of Associated Banc-Corp Foundation. From February 2004 to January 2010, he was Senior Vice President, Strategy and Special Projects at Union Bank, and from January 2009 to January 2010, he also served as Senior Vice President, Vision and Strategy, North American Strategy Office at The Bank of Tokyo — Mitsubishi UFJ. He began his career at McKinsey & Company, working in the U.S., Germany, and Austria.

Christopher J. Del Moral-Niles - Age: 42

Christopher J. Del Moral-Niles has been Executive Vice President, Chief Financial Officer, of Associated and Associated Bank, National Association since March 2012. He joined Associated in July 2010 and previously served as Associated’s Deputy Chief Financial Officer and as Associated’s Corporate Treasurer. From 2006 to 2010, he held various leadership roles for The First American Corporation and its subsidiaries, including serving as Corporate Treasurer and as divisional President of First American Trust, FSB. From 2003 to 2006, Mr. Niles held various positions with Union Bank, including serving as Senior Vice President and Director of Liability Management. Prior to his time with Union Bank, Mr. Niles spent a decade as a financial services investment banker supporting mergers and acquisitions of financial institutions, bank and thrift capital issuances, and bank funding transactions.

Patrick J. Derpinghaus - Age: 57

Patrick J. Derpinghaus has been Executive Vice President, Chief Audit Executive, of Associated and Associated Bank, National Association since April 2011. Mr. Derpinghaus has over 33 years of banking experience serving in various executive finance and audit positions. From March 2008 until March 2011, Mr. Derpinghaus served as Audit Director for U.S. Bank in Minneapolis, Minnesota. Prior to his position at U.S. Bank, Mr. Derpinghaus served as Executive Vice President and Chief Financial Officer of The Bankers Bank in Atlanta, Georgia from October 2005 to December 2007.

Judith M. Docter - Age: 51

Judith M. Docter has been Executive Vice President, Chief Human Resources Officer, of Associated and Associated Bank, National Association since November 2005. She is a director of Associated Financial Group, LLC. She was Senior Vice President, Director of Organizational Development, for Associated from May 2002 to November 2005. From March 1992 to May 2002, she served as Director of Human Resources for Associated Bank, National Association, Fox Valley Region and Wealth Management.

Randall J. Erickson - Age: 53

Randall J. Erickson has been Executive Vice President, General Counsel and Corporate Secretary of Associated and Associated Bank, National Association since April 2012. Prior to joining Associated, he served as senior vice president, chief administrative officer and general counsel of Milwaukee-based bank holding company Marshall & Ilsley Corporation from 2002 until it was acquired by BMO Financial in 2011. Upon leaving M&I, he became a member of Milwaukee law firm Godfrey & Kahn’s securities practice group. He had been a partner at Godfrey & Kahn from 1990 to 2002 prior to joining M&I as its general counsel. Mr. Erickson served as a director of Renaissance Learning, Inc., an educational software company, from 2009 until it was acquired by Permira Funds in 2011.

Breck Hanson - Age: 64

Breck Hanson has been the Executive Vice President, Head of Commercial Real Estate, of Associated and Associated Bank, National Association since October 2010. He is also a director of Associated Banc-Corp Foundation. He has more than 30 years of banking experience, including over 20 years of leadership responsibility within the CRE segment. Most recently, he was Executive Vice President, Commercial Real Estate with Bank of America, where he was responsible for all levels of business in the Midwest Commercial Real Estate Group, which included 370 employees and 7 CRE business lines. He spent over two decades in CRE leadership roles with LaSalle Bank prior to its merger with Bank of America.

Arthur G. Heise - Age: 64

Arthur G. Heise has been Executive Vice President, Chief Risk Officer, of Associated and Associated Bank, National Association since April 2011. Mr. Heise brings more than 30 years leadership experience in risk management roles. From October 2007 through March 2011, he held positions of Chief Audit Executive and of Director of Enterprise Risk Services for US Bancorp. Prior to his position at US Bancorp, Mr. Heise served as Director, Business Risk and Control at CitiMortgage from 2004 to 2007.

Scott S. Hickey - Age: 57

Scott S. Hickey has been Executive Vice President, Chief Credit Officer, of Associated and Associated Bank, National Association since October 2008. He was with U.S. Bank from 1985 to 2008, and served as Chief Approval Officer from 2002 to 2008.

Timothy J. Lau - Age: 50

Timothy J. Lau has been Executive Vice President, Head of Private Client and Institutional Services, of Associated and Associated Bank, National Association since December 2010. He is President of Associated

Trust Company, National Association and oversees Associated’s Private Banking, Trust and Investment Services. He is also a director of Associated Banc-Corp Foundation, Associated Investment Services, Inc. and Associated Financial Group, LLC. He joined Associated in 1989 and has held a number of senior management positions in Consumer and Small Business Banking, Residential Lending, and Commercial Banking.

Donna N. Smith - Age: 61

Donna N. Smith has been Executive Vice President, Head of Commercial Middle Market and Regional Banking, of Associated and Associated Bank, National Association since June 2011. She joined Associated in June 2010, overseeing the commercial and industrial business line for Associated’s southern region, which includes Chicago, southern Illinois, Missouri and Indiana. Prior to joining Associated, she served as a market executive at Bank of America from October 2007 to June 2010 and as a Senior Vice President at one of its predecessors, LaSalle Bank, from March 2003 to October 2007. She has more than 30 years of commercial banking experience, having previously held leadership roles at Bank of America, LaSalle Bank, Harris Bank and Fifth Third.

David L. Stein - Age: 49

David L. Stein has been Executive Vice President, Head of Retail Banking, of Associated and Associated Bank, National Association since June 2007. He is Chairman of Associated Investment Services, Inc. and a director of Associated Financial Group, LLC and Associated Banc-Corp Foundation. He was the President of the Southwest Region of Associated Bank, National Association, from January 2005 until June 2007. He held various positions with J.P. Morgan Chase & Co., and one of its predecessors, Bank One Corporation, from 1989 until joining Associated in 2005.

John A. Utz - Age: 44

John A. Utz has been Executive Vice President, Head of Specialized Industries and Commercial Financial Services, of Associated and Associated Bank, National Association since June 2011. He joined Associated in March 2010 with upwards of 20 years of banking experience, having previously served as President of Union Bank’s UnionBanCal Equities and head of its Capital Markets division from September 2007 to March 2010, and as head of the National Banking and Asset Management teams from October 2002 to September 2007.

James Yee - Age: 60

James Yee has been Executive Vice President, Chief Information and Operations Officer of Associated and Associated Bank, National Association since May 2012. Prior to joining Associated, he was a Senior Executive Vice President and Chief Information Officer at Union Bank, in San Francisco. His experience also includes serving as Chief Information Officer of Banc of America Securities and Stanford University Medical Center.

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

The number of shareholders of record of the Corporation’s common stock, $.01 par value, as of January 28, 2013, was approximately 10,000. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 21,100.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The aggregate amount of the quarterly dividends was $0.23 per common share for 2012 and $0.04 per common share for 2011.

Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2012. On November 13, 2012, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $125 million of common stock, of which $30 million was subsequently repurchased during the fourth quarter of 2012. The Board authorization permits the Corporation to implement repurchases of common stock through such methods as the officers effecting the repurchases deem appropriate, including, without limitation, through open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs or similar facilities. Also during the fourth quarter of 2012, the Corporation repurchased shares for minimum tax withholding settlements on equity compensation. The effect to the Corporation of these transactions was an increase in treasury stock and a decrease in cash of approximately $30 million in the fourth quarter of 2012. For a detailed discussion of the common stock repurchases during 2012 and 2011, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan *
October 1 — October 31, 2012	2,399	$12.92	—	—
November 1 — November 30, 2012	2,076,300	12.71	2,076,300	—
December 1 — December 31, 2012	285,370	12.90	285,100	—

Total	2,364,069	$12.73	2,361,400	7,240,854

*	On November 13, 2012, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $125 million of common stock. After adjusting the common stock repurchase authorization for the $30 million repurchased during the fourth quarter of 2012 under this authorization (i.e. $95 million remains authorized for repurchase) and using the closing stock price on December 31, 2012 of $13.12, a total of approximately 7.2 million common shares remain available to be repurchased under this authorization as of December 31, 2012.

Market Information

The following represents selected market information of the Corporation’s common stock for 2012 and 2011.

			Market Price Range Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close
2012
4th Quarter	$0.08	$16.97	$13.54	$12.19	$13.12
3rd Quarter	0.05	16.82	13.79	12.04	13.16
2nd Quarter	0.05	16.59	13.97	11.76	13.19
1st Quarter	0.05	16.32	14.63	11.43	13.96

2011
4th Quarter	$0.01	$16.15	$11.78	$9.15	$11.17
3rd Quarter	0.01	16.07	14.17	8.95	9.30
2nd Quarter	0.01	15.81	15.02	13.06	13.90
1st Quarter	0.01	15.46	15.36	13.83	14.85

Total Shareholder Return Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2008, and ending December 31, 2012. The Nasdaq Bank Index is prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago. The graph assumes that the value of the investment in Common Stock for each index was $100 on December 31, 2007. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

5 Year Trend

Source:Bloomberg	2007	2008	2009	2010	2011	2012
Associated Banc-Corp	100.0	81.9	44.9	62.0	45.9	54.8
S&P 500	100.0	63.4	79.9	91.7	93.7	108.6
Nasdaq Bank Index	100.0	78.8	65.9	75.1	67.2	79.7

The Total Shareholder Return Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED	FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years Ended December 31,	2012	2011	2010	2009	2008
Interest income	$718,284	$741,622	$806,126	$981,256	$1,126,709
Interest expense	92,292	128,791	172,347	255,251	430,561

Net interest income	625,992	612,831	633,779	726,005	696,148
Provision for loan losses	3,000	52,000	390,010	750,645	202,058

Net interest income (loss) after provision for loan losses	622,992	560,831	243,769	(24,640)	494,090
Noninterest income	313,290	273,119	335,462	336,573	281,018
Noninterest expense	681,823	650,523	620,259	597,032	552,828

Income (loss) before income taxes	254,459	183,427	(41,028)	(285,099)	222,280
Income tax expense (benefit)	75,486	43,728	(40,172)	(153,240)	53,828

Net income (loss)	178,973	139,699	(856)	(131,859)	168,452
Preferred stock dividends and discount accretion	5,200	24,830	29,531	29,348	3,250

Net income (loss) available to common equity	$173,773	$114,869	$(30,387)	$(161,207)	$165,202

Taxable equivalent adjustment	$21,046	$21,374	$23,635	$24,820	$27,711
Earnings (loss) per common share:
Basic(1)	$1.00	$0.66	$(0.18)	$(1.26)	$1.29
Diluted(1)	1.00	0.66	(0.18)	(1.26)	1.29
Cash dividends per share(1)	0.23	0.04	0.04	0.47	1.27
Weighted average common shares outstanding:(1):
Basic	172,255	173,370	171,230	127,858	127,501
Diluted	172,357	173,372	171,230	127,858	127,775
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$15,411,022	$14,031,071	$12,616,735	$14,128,625	$16,283,908
Allowance for loan losses	297,409	378,151	476,813	573,533	265,378
Investment securities	4,966,635	4,937,483	6,101,341	5,835,533	5,143,414
Total assets	23,487,735	21,924,217	21,785,596	22,874,142	24,192,067
Deposits	16,939,865	15,090,655	15,225,393	16,728,613	15,154,796
Short and long-term funding	3,342,285	3,691,556	3,160,987	3,180,851	5,565,583
Tier 1 common equity(2)	1,875,534	1,783,515	1,657,505	1,202,131	1,404,672
Stockholders’ equity	2,936,399	2,865,794	3,158,791	2,738,608	2,876,503
Book value per common share(1)	16.97	16.15	15.28	17.42	18.54
Tangible book value per common share(1)	11.39	10.68	9.77	9.93	10.99

Average Balances:
Loans	$14,741,785	$13,278,848	$13,186,712	$15,595,636	$16,080,565
Investment securities	4,469,541	5,497,297	5,439,729	5,502,786	3,522,847
Earning assets	19,613,777	19,442,263	20,568,495	21,337,382	19,839,706
Total assets	21,976,357	21,588,620	22,625,065	23,609,471	22,037,963
Deposits	15,582,369	14,401,127	16,946,301	15,959,046	13,812,072
Interest-bearing liabilities	14,905,735	15,120,824	16,304,220	17,659,282	17,019,832
Stockholders’ equity	2,948,988	2,997,290	3,183,572	2,902,911	2,423,332

Financial Ratios:
Return on average assets	0.81	0.65	—	(0.56)	0.76
Efficiency ratio(3)	72.92	73.33	65.68	56.65	53.69
Efficiency ratio, fully taxable equivalent(3)	70.42	70.66	63.29	54.42	51.97
Tangible stockholders’ equity to tangible assets(4)	8.84	9.14	10.59	8.12	8.23
Tier 1 common equity to risk-weighted assets(2)	11.61	12.24	12.26	7.85	7.90

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Tier 1 common equity is Tier 1 capital excluding qualifying perpetual preferred stock and trust preferred securities.

(3)	See Table 1A for a reconciliation of this Non-GAAP measure.

(4)	Tangible stockholders’ equity to tangible assets is stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets.

TABLE 1A: RECONCILIATION OF NON-GAAP MEASURE

Years Ended December 31,	2012	2011	2010	2009	2008
Efficiency ratio(a)	72.92	73.33	65.68	56.65	53.69
Taxable equivalent adjustment	(1.60)	(1.72)	(1.60)	(1.30)	(1.41)
Asset gains /losses, net	(0.90)	(0.95)	(0.79)	(0.93)	(0.31)

Efficiency ratio, fully taxable equivalent(b)	70.42	70.66	63.29	54.42	51.97

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.

(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset gains / losses, net).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2012 results compared to 2011. Discussion of 2011 results compared to 2010 is predominantly in section “2011 Compared to 2010.”

Overview

The Corporation is a bank holding company headquartered in Wisconsin, providing a diversified range of banking and nonbanking financial services to individuals and businesses primarily in its three-state footprint (Wisconsin, Illinois and Minnesota). The Corporation, principally through the Bank, provides a wide range of services, including business and consumer loan and depository services, as well as other traditional banking services. Through its nonbanking subsidiaries, the Corporation’s wealth management business provides a variety of products and services to supplement the banking business including insurance, brokerage, and trust / asset management.

The Corporation’s primary sources of revenue, through the Bank, are net interest income (predominantly from loans and investment securities), and noninterest income, particularly fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace.

2012 was a year for execution of growth initiatives and improving credit quality. Net income available to common equity for 2012 was $174 million or $1.00 per common share, an increase of 51% over 2011. Total loans increased $1.4 billion (10%) during 2012 with growth in most loan categories, while total deposits grew $1.8 billion (12%). The net interest margin for 2012 improved to 3.30%, compared to 3.26% for 2011, due to reductions in deposit and funding costs which slightly outpaced reductions in earning asset yields. Credit quality continued to improve with nonaccrual loans down 29% to $253 million and net charge offs down 44% to $84 million. The quarterly dividend increased to $0.05 per common share during the first quarter of 2012 and increased to $0.08 per common share during the fourth quarter of 2012. The Corporation repurchased $60 million, or approximately 4.7 million shares of common stock, at an average cost per share of $12.77 during 2012. For 2013, the Corporation is focused on growing the franchise and creating long-term shareholder value.

Performance Summary

•

Net income available to common equity for 2012 was $174 million (compared to net income available to common equity of $115 million for 2011) or diluted earnings per common share of $1.00 (versus diluted earnings per common share of $0.66 for 2011).

•

Total loans increased $1.4 billion (10%) between year-end 2012 and 2011, with growth in most loan categories (commercial and business lending was up $916 million, commercial real estate lending was up $414 million, and residential mortgage loans were up $426 million, while retail loans decreased $376 million). On average, loans increased $1.5 billion (11%) primarily in commercial and residential mortgage loans (up $1.2 billion and $510 million, respectively), while retail loans declined $262 million. For 2013, the Corporation expects full year loan growth in the high single digits.

•

Total deposits increased $1.8 billion (12%) between year-end 2012 and 2011. Money market deposits and noninterest-bearing demand deposits increased (up 27% and 21%, respectively), while brokered CDs and other time deposits decreased (down 27%). On average, total deposits increased $1.2 billion (8%) from 2011. For 2013, the Corporation will focus on growing core customer and commercial deposits, while emphasizing continued disciplined deposit pricing and a sustained focus on treasury management solutions.

•

Credit quality continued to improve during 2012. Nonaccrual loans were $253 million at December 31, 2012, a decrease of $104 million (29%) from December 31, 2011. Potential problem loans declined to $361 million, a decrease of $205 million (36%) from December 31, 2011. At December 31, 2012, the allowance for loan losses to total loans ratio was 1.93%, covering 118% of nonaccrual loans, compared to 2.70% at December 31, 2011, covering 106% of nonaccrual loans. The provision for loan losses was $3 million for 2012, with net charge offs to average loans of 0.57% (compared to a provision for loan losses of $52 million and a net charge off ratio of 1.13% for 2011). For 2013, the Corporation expects continuing improvement in credit trends and an increase in the provision for loan losses consistent with new loan growth.

•

Taxable equivalent net interest income was $647 million for 2012, $13 million or 2% higher than 2011, including favorable volume variances (increasing taxable equivalent net interest income by $39 million), partially offset by unfavorable rate variances (decreasing taxable equivalent net interest income by $26 million). The net interest margin for 2012 was 3.30%, 4 bp higher than 3.26% in 2011, attributable to a 8 bp increase in interest rate spread, partially offset by a 4 bp lower contribution from net free funds. For 2013, the Corporation anticipates modest compression on the net interest margin over the course of the year.

•

Noninterest income was $313 million for 2012, $40 million or 15% higher than 2011. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, insurance commissions, and brokerage and annuity commissions) totaled $220 million for 2012, down $16 million or 7% from $236 million for 2011. Net mortgage banking income was $64 million for 2012, an increase of $51 million from 2011. Collectively, all remaining noninterest income categories were $30 million, up $5 million compared to 2011. For additional discussion concerning noninterest income see section, “Noninterest Income.” For 2013, the Corporation expects modest improvement in core fee-based revenues and lower net mortgage banking revenues.

•

Noninterest expense of $682 million grew $31 million (5%) over 2011. Personnel expense was $381 million, up $21 million (6%) versus 2011, while nonpersonnel noninterest expenses on an aggregate basis were up modestly (3%) compared to 2011. The efficiency ratio (as defined under Part II, Item 6, “Selected Financial Data”) was 70.42% for 2012 and 70.66% for 2011, respectively. For additional discussion regarding noninterest expense see section, “Noninterest Expense.” For 2013, the Corporation expects flat year over year noninterest expense with reduced regulatory costs offset by continued investments in the franchise.

•

Income tax expense for 2012 was $75 million, compared to income tax expense of $44 million for 2011. The increase in income tax was primarily due to the increase in pretax income between the years. The effective tax rate was 29.7% for 2012, compared to an effective tax rate of 23.8% for 2011. For additional discussion concerning income tax see section, “Income Taxes.”

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (loss) (which excludes the taxable equivalent adjustment) was $626 million in 2012 compared to $613 million in 2011. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $21 million for both 2012 and 2011, respectively, resulted in fully taxable equivalent net interest income of $647 million in 2012 and $634 million in 2011.

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2012. Tables 3 through 5 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Taxable equivalent net interest income of $647 million for 2012 was $13 million or 2% higher than 2011. The increase in taxable equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $39 million) and unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $26 million). The change in mix and volume of earning assets increased taxable equivalent interest income by $23 million, while the change in volume and composition of interest-bearing liabilities decreased interest expense by $16 million, for a net favorable volume impact of $39 million on taxable equivalent net interest income. Rate changes on earning assets reduced interest income by $47 million, while changes in rates on interest-bearing liabilities lowered interest expense by $21 million, for a net unfavorable rate impact of $26 million. See additional discussion in section “Interest Rate Risk.”

The Federal Reserve left the targeted Federal funds rate unchanged at 0.25% during 2012 and 2011. In December 2012, the Federal Reserve affirmed that it is unlikely that the short-term interest rates will increase until at least mid-2015.

For 2012, the yield on average earning assets of 3.77% was 15 bp lower than 2011. Loan yields decreased 34 bp (to 4.07%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on securities and short-term investments decreased 1 bp to 2.86%.

The cost of average interest-bearing liabilities of 0.62% in 2012 was 23 bp lower than 2011. The average cost of interest-bearing deposits was 0.36% in 2012, 24 bp lower than 2011, reflecting the low rate environment and a reduction of higher cost deposit products. The cost of short and long-term funding increased 1 bp to 1.55% for 2012, with short-term funding down 18 bp, while long-term funding increased 27 bp.

Average earning assets of $19.6 billion in 2012 were $172 million (1%) higher than 2011. Average loans increased $1.5 billion (11%), including a $1.2 billion increase in commercial loans and a $510 million increase in residential mortgage loans, partially offset by a $262 million decrease in retail loans. Average securities and short-term investments decreased $1.3 billion, reflecting the Corporation’s strategy of funding loan growth primarily through investment securities run-off.

Average interest-bearing liabilities of $14.9 billion in 2012 were down $215 million (1%) versus 2011. On average, interest-bearing deposits increased $614 million, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $568 million. Average short and long-term funding decreased $829 million, consisting of a $580 million decrease in short-term funding and a $249 million decrease in long-term funding.

The net interest margin for 2012 was 3.30%, compared to 3.26% in 2011. The 4 bp improvement in net interest margin was attributable to a 8 bp increase in interest rate spread (the net of a 15 bp decrease in the yield on earning assets and a 23 bp decrease in the cost of interest-bearing liabilities), partially offset by a 4 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$5,139,155	$202,444	3.94%	$4,301,377	$182,362	4.24%	$4,257,475	$187,729	4.41%
Commercial real estate lending	3,350,190	140,881	4.21	2,973,351	132,789	4.47	3,533,079	151,866	4.30

Total commercial	8,489,345	343,325	4.04	7,274,728	315,151	4.33	7,790,554	339,595	4.36
Residential mortgage	3,330,123	121,399	3.65	2,819,702	116,207	4.12	2,059,156	99,163	4.82
Retail	2,922,317	135,094	4.62	3,184,418	154,793	4.86	3,337,002	173,015	5.18

Total loans	14,741,785	599,818	4.07	13,278,848	586,151	4.41	13,186,712	611,773	4.64
Investment securities:
Taxable	3,676,914	86,945	2.36	4,701,482	123,371	2.62	4,579,182	155,032	3.39
Tax-exempt(1)	792,627	45,848	5.78	795,815	47,899	6.02	860,547	54,264	6.31
Other short-term investments	402,451	6,719	1.67	666,118	5,575	0.84	1,942,054	8,692	0.45

Investments and other	4,871,992	139,512	2.86	6,163,415	176,845	2.87	7,381,783	217,988	2.95

Total earning assets	$19,613,777	$739,330	3.77%	$19,442,263	$762,996	3.92%	$20,568,495	$829,761	4.03%
Allowance for loan losses	(342,313)			(442,034)			(582,881)
Cash and due from banks	352,735			318,650			331,775
Other assets	2,352,158			2,269,741			2,307,676

Total assets	$21,976,357			$21,588,620			$22,625,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$1,096,692	$851	0.08%	$987,198	$1,091	0.11%	$898,019	$1,176	0.13%
Interest-bearing demand deposits	2,148,459	3,741	0.17	1,947,506	3,429	0.18	2,780,525	6,314	0.23
Money market deposits	6,148,663	15,336	0.25	5,147,437	16,385	0.32	6,374,071	33,417	0.52
Time deposits	2,239,709	21,503	0.96	2,937,858	44,843	1.53	3,798,995	65,116	1.71

Total interest-bearing deposits	11,633,523	41,431	0.36	11,019,999	65,748	0.60	13,851,610	106,023	0.77
Federal funds purchased and securities sold under agreements to repurchase	1,177,105	2,687	0.23	1,926,474	6,196	0.32	570,141	7,196	1.26
Other short-term funding	936,376	3,294	0.35	767,230	6,215	0.81	117,216	787	0.67

Total short-term funding	2,113,481	5,981	0.28	2,693,704	12,411	0.46	687,357	7,983	1.16
Total long-term funding	1,158,731	44,880	3.87	1,407,121	50,632	3.60	1,765,253	58,341	3.30

Total short and long-term funding	3,272,212	50,861	1.55	4,100,825	63,043	1.54	2,452,610	66,324	2.70

Total interest-bearing liabilities	$14,905,735	$92,292	0.62%	$15,120,824	$128,791	0.85%	$16,304,220	$172,347	1.06%
Noninterest-bearing demand deposits	3,948,846			3,381,128			3,094,691
Accrued expenses and other liabilities	172,788			89,378			42,582
Stockholders’ equity	2,948,988			2,997,290			3,183,572

Total liabilities and stockholders’ equity	$21,976,357			$21,588,620			$22,625,065

Net interest income and rate spread(1)		$647,038	3.15%		$634,205	3.07%		$657,414	2.97%

Net interest margin(1)			3.30%			3.26%			3.20%

Taxable equivalent adjustment		$21,046			$21,374			$23,635

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3: Rate/Volume Analysis(1)

	2012 Compared to 2011 Increase (Decrease) Due to			2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	($ in Thousands)
Interest income:
Loans:(2)
Commercial and business lending	$33,726	$(13,644)	$20,082	$2,454	$(7,821)	$(5,367)
Commercial real estate lending	16,186	(8,094)	8,092	(24,812)	5,735	(19,077)

Total commercial	49,912	(21,738)	28,174	(22,358)	(2,086)	(24,444)
Residential mortgage	19,552	(14,360)	5,192	32,827	(15,783)	17,044
Retail	(12,350)	(7,349)	(19,699)	(7,702)	(10,520)	(18,222)

Total loans	57,114	(43,447)	13,667	2,767	(28,389)	(25,622)
Investment securities
Taxable	(30,639)	(5,787)	(36,426)	6,159	(37,820)	(31,661)
Tax-exempt(2)	(191)	(1,860)	(2,051)	(3,966)	(2,399)	(6,365)
Other short-term investments	(2,832)	3,976	1,144	(7,849)	4,732	(3,117)

Investments and other	(33,662)	(3,671)	(37,333)	(5,656)	(35,487)	(41,143)

Total earning assets(2)	$23,452	$(47,118)	$(23,666)	$(2,889)	$(63,876)	$(66,765)

Interest expense:
Savings deposits	$112	$(352)	$(240)	$110	$(195)	$(85)
Interest-bearing demand deposits	350	(38)	312	(1,649)	(1,236)	(2,885)
Money market deposits	2,870	(3,919)	(1,049)	(5,600)	(11,432)	(17,032)
Time deposits	(8,589)	(14,751)	(23,340)	(12,999)	(7,274)	(20,273)

Total interest-bearing deposits	(5,257)	(19,060)	(24,317)	(20,138)	(20,137)	(40,275)
Federal funds purchased and securities sold under agreements to repurchase	(2,010)	(1,499)	(3,509)	7,405	(8,405)	(1,000)
Other short-term funding	1,159	(4,080)	(2,921)	5,233	195	5,428

Total short-term funding	(851)	(5,579)	(6,430)	12,638	(8,210)	4,428
Total long-term funding	(9,429)	3,677	(5,752)	(12,567)	4,858	(7,709)

Total short and long-term funding	(10,280)	(1,902)	(12,182)	71	(3,352)	(3,281)

Total interest-bearing liabilities	$(15,537)	$(20,962)	$(36,499)	$(20,067)	$(23,489)	$(43,556)

Net interest income(2)	$38,989	$(26,156)	$12,833	$17,178	$(40,387)	$(23,209)

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2012 Average				2011 Average				2010 Average
	Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate
	($ in Thousands)
Total loans	$14,741,785	75.2%	4.07%		$13,278,848	68.3%	4.41%		$13,186,712	64.1%	4.64%
Securities and short-term investments	4,871,992	24.8%	2.86%		6,163,415	31.7%	2.87%		7,381,783	35.9%	2.95%

Earning assets	$19,613,777	100.0%	3.77%		$19,442,263	100.0%	3.92%		$20,568,495	100.0%	4.03%

Financed by:
Interest-bearing funds	$14,905,735	76.0%	0.62%		$15,120,824	77.8%	0.85%		$16,304,220	79.3%	1.06%
Noninterest-bearing funds	4,708,042	24.0%			4,321,439	22.2%			4,264,275	20.7%

Total funds sources	$19,613,777	100.0%	0.47%		$19,442,263	100.0%	0.66%		$20,568,495	100.0%	0.84%

Interest rate spread			3.15%				3.07%				2.97%
Contribution from net free funds			0.15%				0.19%				0.23%

Net interest margin			3.30%				3.26%				3.20%

Average prime rate*			3.25%				3.25%				3.25%
Average effective federal funds rate*			0.15%				0.11%				0.18%
Average spread			310	bp			314	bp			307	bp

*	Source: Bloomberg

TABLE 5: Selected Average Balances

	2012	2011	Dollar Change	Percent Change
	($ in Thousands)
ASSETS
Loans:
Commercial and business lending	$5,139,155	$4,301,377	$837,778	19.5%
Commercial real estate lending	3,350,190	2,973,351	376,839	12.7

Total commercial	8,489,345	7,274,728	1,214,617	16.7
Residential mortgage	3,330,123	2,819,702	510,421	18.1
Retail	2,922,317	3,184,418	(262,101)	(8.2)

Total loans	14,741,785	13,278,848	1,462,937	11.0
Investment securities:
Taxable	3,676,914	4,701,482	(1,024,568)	(21.8)
Tax-exempt	792,627	795,815	(3,188)	(0.4)
Short-term investments	402,451	666,118	(263,667)	(39.6)

Securities and short-term investments	4,871,992	6,163,415	(1,291,423)	(21.0)

Total earning assets	19,613,777	19,442,263	171,514	0.9
Other assets	2,362,580	2,146,357	216,223	10.1

Total assets	$21,976,357	$21,588,620	$387,737	1.8%

LIABILITIES & STOCKHOLDERS’ EQUITY
Interest-bearing deposits:
Savings deposits	$1,096,692	$987,198	$109,494	11.1%
Interest-bearing demand deposits	2,148,459	1,947,506	200,953	10.3
Money market deposits	6,148,663	5,147,437	1,001,226	19.5
Time deposits	2,239,709	2,937,858	(698,149)	(23.8)

Total interest-bearing deposits	11,633,523	11,019,999	613,524	5.6
Short-term funding:
Federal funds purchased and securities sold under agreements to repurchase	1,177,105	1,926,474	(749,369)	(38.9)
Other short-term funding	936,376	767,230	169,146	22.0

Total short-term funding	2,113,481	2,693,704	(580,223)	(21.5)
Total long-term funding	1,158,731	1,407,121	(248,390)	(17.7)

Total short and long-term funding	3,272,212	4,100,825	(828,613)	(20.2)

Total interest-bearing liabilities	14,905,735	15,120,824	(215,089)	(1.4)
Noninterest-bearing demand deposits	3,948,846	3,381,128	567,718	16.8
Accrued expenses and other liabilities	172,788	89,378	83,410	93.3
Stockholders’ equity	2,948,988	2,997,290	(48,302)	(1.6)

Total liabilities and stockholders’ equity	$21,976,357	$21,588,620	$387,737	1.8%

Provision for Loan Losses

The provision for loan losses in 2012 was $3 million, compared to $52 million in 2011. Net charge offs were $84 million (representing 0.57% of average loans) for 2012, compared to $151 million (representing 1.13% of average loans) for 2011. At December 31, 2012, the allowance for loan losses was $297 million. In comparison, the allowance for loan losses was $378 million at December 31, 2011. The ratio of the allowance for loan losses to total loans was 1.93% and 2.70% at December 31, 2012, and 2011, respectively. Nonaccrual loans at December 31, 2012, were $253 million, compared to $357 million at December 31, 2011, representing 1.64% and 2.54% of total loans, respectively.

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

Noninterest Income

Noninterest income was $313 million for 2012, up $40 million or 15% from 2011. Core fee-based revenue (as defined in Table 6 below) was $220 million for 2012, down $16 million or 7% versus 2011. Net mortgage banking income was $64 million compared to $13 million for 2011. Net losses on investment securities and asset sales combined were $8 million for 2012, a favorable change of $5 million versus 2011. All other noninterest income categories combined were $37 million, down $1 million compared to 2011. “Fee income” (defined in Table 6 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 33% for 2012 compared to 31% for 2011.

TABLE 6: Noninterest Income

	Years Ended December 31,			Change From Prior Year
	2012	2011	2010	$ Change 2012	% Change 2012	$ Change 2011	% Change 2011
	($ in Thousands)
Trust service fees	$40,737	$39,145	$37,853	$1,592	4.1%	$1,292	3.4%
Service charges on deposit accounts	68,917	75,908	96,740	(6,991)	(9.2)	(20,832)	(21.5)
Card-based and other nondeposit fees	47,862	57,905	59,299	(10,043)	(17.3)	(1,394)	(2.4)
Insurance commissions	47,014	45,554	43,829	1,460	3.2	1,725	3.9
Brokerage and annuity commissions	15,643	17,230	17,427	(1,587)	(9.2)	(197)	(1.1)

Core fee-based revenue	220,173	235,742	255,148	(15,569)	(6.6)	(19,406)	(7.6)
Mortgage banking income	89,231	45,956	59,145	43,275	94.2	(13,189)	(22.3)
Mortgage servicing rights expense	25,731	33,233	26,009	(7,502)	(22.6)	7,224	27.8

Mortgage banking, net	63,500	12,723	33,136	50,777	N/M	(20,413)	(61.6)
Capital market fees, net	14,241	8,711	6,072	5,530	63.5	2,639	43.5
Bank owned life insurance income	13,952	14,896	15,761	(944)	(6.3)	(865)	(5.5)
Other	9,259	14,358	12,493	(5,099)	(35.5)	1,865	14.9

Subtotal (“fee income”)	321,125	286,430	322,610	34,695	12.1	(36,180)	(11.2)
Asset losses, net	(12,096)	(12,199)	(12,065)	103	(0.8)	(134)	1.1
Investment securities gains (losses), net	4,261	(1,112)	24,917	5,373	N/M	(26,029)	(104.5)

Total noninterest income	$313,290	$273,119	$335,462	$40,171	14.7%	$(62,343)	(18.6)%

N/M=not	meaningful

Trust service fees for 2012 were $41 million, up $2 million (4%) from 2011, primarily due to asset management fees on higher account balances as stock market performance improved in 2012. The market value of average assets under management for the years ended December 31, 2012 and 2011, was $6.0 billion and $5.7 billion, respectively. The market value of assets under management at December 31, 2012, was $6.5 billion compared to $5.6 billion at December 31, 2011.

Service charges on deposit accounts were $69 million, $7 million (9%) lower than 2011. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees (down $7 million to $31 million), due to changes in customer behavior, recent regulatory changes, and changes in deposit account products.

Card-based and other nondeposit fees were $48 million for 2012, a decrease of $10 million (17%) from 2011. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 included a provision, the “Durbin Amendment,” which governs the amount banks can charge as interchange fees. The Durbin Amendment negatively impacted the amount the bank charged in interchange fees beginning in the fourth quarter of 2011. Insurance commissions were $47 million for 2012, up $1 million (3%) from 2011, primarily due to higher insurance premiums on benefit plan related products. Brokerage and annuity commissions were $16 million for 2012, down $2 million (9%) from 2011, attributable to lower fixed annuity commissions.

Net mortgage banking income for 2012 was $64 million, up $51 million compared to 2011. Net mortgage banking income consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees, provision for losses on repurchased mortgage loans, and fair value marks on the mortgage derivatives (collectively “gains on sales and related income”)) was $89 million in 2012, an increase of $43 million (94%) compared to 2011. This increase was primarily attributable to a higher volume of loans sold to the secondary market, resulting in higher gains on sales and related income, partially offset by the establishment of a $3 million repurchase reserve for repurchase and loss reimbursement claims on previously sold mortgage loans (see section “Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” and Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this repurchase reserve). Secondary mortgage production was $2.8 billion for 2012, compared to $1.9 billion for 2011.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $26 million for 2012 compared to $33 million for 2011, including a $5 million reduction in expense due to changes in the valuation reserve (comprised of a $2 million addition to the valuation reserve in 2012, compared to a $7 million addition to the valuation reserve during 2011) and $2 million lower base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At December 31, 2012, the net mortgage servicing rights asset was $46 million, representing 62 bp of the $7.5 billion portfolio of residential mortgage loans serviced for others, compared to a net mortgage servicing rights asset of $48 million, representing 66 bp of the $7.3 billion mortgage portfolio serviced for others at December 31, 2011. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” for the Corporation’s accounting policy for mortgage servicing rights and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $14 million, an increase of $6 million (64%) compared to 2011, primarily due to a favorable change in the credit valuation adjustment from improvements in credit quality. Bank owned life insurance (“BOLI”) income was $14 million, down $1 million (6%) from 2011, primarily due to the lower interest rates on the underlying assets of the BOLI investment. Other income was $9 million, a decrease of $5 million (36%) versus 2011 primarily due to a decrease in limited partnership income.

Net asset losses of $12 million for 2012 were primarily attributable to write-downs of $8 million on impaired and abandoned software during 2012 and $10 million of losses on sales and other write-downs on other real estate owned, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois. Net asset losses of $12 million for 2011 were primarily attributable to losses on sales and other write-downs of other real estate owned. Investment securities gains of $4 million for 2012 were primarily attributable to gains on sales of equity, mortgage-related and trust preferred debt securities; while net investment securities losses of $1 million for 2011 were due to credit related other-than-temporary write-downs on a pooled trust preferred debt security.

Noninterest Expense

Noninterest expense for 2012 was $682 million, an increase of $31 million or 5% over 2011. Personnel expense increased $21 million (6%), while nonpersonnel noninterest expenses increased $10 million (3%) compared to 2011.

TABLE 7: Noninterest Expense

	Years Ended December 31,			Change From Prior Year
	2012	2011	2010	$ Change 2012	% Change 2012	$ Change 2011	% Change 2011
	($ in Thousands)
Personnel expense	$381,404	$360,144	$325,063	$21,260	5.9%	$35,081	10.8%
Occupancy	60,794	55,939	49,937	4,855	8.7	6,002	12.0
Equipment	23,566	19,873	18,371	3,693	18.6	1,502	8.2
Data processing	43,548	32,475	29,714	11,073	34.1	2,761	9.3
Business development and advertising	21,303	23,038	18,385	(1,735)	(7.5)	4,653	25.3
Other intangible amortization	4,195	4,714	4,919	(519)	(11.0)	(205)	(4.2)
Loan expense	12,285	12,008	9,965	277	2.3	2,043	20.5
Legal and professional fees	31,232	18,205	20,439	13,027	71.6	(2,234)	(10.9)
Losses other than loans	12,258	17,921	14,793	(5,663)	(31.6)	3,128	21.1
Foreclosure / OREO expense	15,069	21,393	23,783	(6,324)	(29.6)	(2,390)	(10.0)
FDIC expense	19,478	28,484	46,377	(9,006)	(31.6)	(17,893)	(38.6)
Other	56,691	56,329	58,513	362	0.6	(2,184)	(3.7)

Total noninterest expense	$681,823	$650,523	$620,259	$31,300	4.8%	$30,264	4.9%

Personnel expense to total noninterest expense	55.9%	55.4%	52.4%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $381 million for 2012, up $21 million (6%) from 2011. Average full-time equivalent employees were 4,968 for 2012, relatively unchanged from 4,985 employees for 2011. Salary-related expenses increased $15 million (5%). This increase was primarily the result of higher compensation and commissions (up $3 million or 1%, including merit increases between the years and higher compensation related to the vesting of stock options and restricted stock grants), combined with higher performance-based incentives (up $12 million). Fringe benefit expenses increased $6 million (10%), primarily attributable to higher employment taxes and benefit plan expenses.

Nonpersonnel noninterest expenses on a combined basis were $300 million, up $10 million (3%) compared to $290 million for 2011. Occupancy, equipment and data processing were up $20 million (18%) due to strategic investments in our branch network, systems and infrastructure. Legal and professional fees increased $13 million due to other professional consultant costs related to certain BSA regulatory compliance issues. Losses other than loans decreased $6 million primarily due to the $13 million settlement on the Overdraft litigation in 2011 (see Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this litigation), partially offset by a $7 million increase to the reserve for losses on unfunded commitments (attributable to the year-over-year growth in loans and related lending commitments). Foreclosure / OREO expenses of $15 million decreased $6 million, primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. FDIC expense decreased $9 million (32%) due to a change in the FDIC expense calculation (from a deposit based calculation to a net asset / risk-based assessment) and an improvement in the Corporation’s overall risk profile. All remaining noninterest expense categories on a combined basis were down $2 million (2%) compared to 2011.

Income Taxes

The Corporation recognized income tax expense of $75 million for 2012 compared to income tax expense of $44 million for 2011. The change in income tax expense was primarily due to the level of pretax income between the years. The effective tax rate was 29.7% for 2012, compared to an effective tax rate of 23.8% for 2011. During 2012, the Corporation recorded a $5 million net decrease in the reserve for uncertain tax positions related to the settlement of a tax issue and the expiration of various statutes of limitations. During 2011, the Corporation recorded a $5 million net decrease in the reserve for uncertain tax positions related to the expiration of tax statutes of limitations and a $6 million net decrease in valuation allowance related to changes in tax law. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law.

See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section “Critical Accounting Policies.” Income tax expense recorded in the consolidated statements of income (loss) involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. The Corporation undergoes examination by various taxing authorities. Such taxing authorities may require that changes in the amount of tax expense or uncertain tax positions be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for more information.

BALANCE SHEET ANALYSIS

The Corporation’s balance sheet growth historically was driven by loan growth. See section “Loans.” The Corporation has historically financed its asset growth through increased deposits and issuance of debt (see sections, “Deposits,” “Other Funding Sources,” and “Liquidity”), as well as retention of earnings and the issuance of common and preferred stock (see section “Capital”).

Loans

Total loans were $15.4 billion at December 31, 2012, an increase of $1.4 billion or 10% from December 31, 2011. Commercial loans were $9.3 billion, up $1.3 billion (17%) to represent 61% of total loans at the end of 2012, compared to 57% at year-end 2011. Retail loans were $2.7 billion, down $376 million (12%) and represented 17% of total loans compared to 22% at December 31, 2011, while residential mortgage loans increased $426 million (14%) to represent 22% of total loans at December 31, 2012 and 21% at December 31, 2011.

TABLE 8: Loan Composition

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$4,502,021	29%	$3,724,736	27%	$3,049,752	24%	$3,450,632	24%	$4,388,691	27%
Commercial real estate — owner occupied	1,219,747	8	1,086,829	8	1,049,798	9	1,198,075	9	1,239,139	7
Lease financing	64,196	1	58,194	—	60,254	—	95,851	1	122,113	1

Commercial and business lending	5,785,964	38	4,869,759	35	4,159,804	33	4,744,558	34	5,749,943	35
Commercial real estate — investor	2,906,759	19	2,563,767	18	2,339,415	18	2,618,991	18	2,327,412	15
Real estate construction	655,381	4	584,046	4	553,069	4	1,397,493	10	2,260,888	13

Commercial real estate lending	3,562,140	23	3,147,813	22	2,892,484	22	4,016,484	28	4,588,300	28

Total commercial	9,348,104	61	8,017,572	57	7,052,288	55	8,761,042	62	10,338,243	63
Home equity	2,219,494	14	2,504,704	18	2,523,057	20	2,546,167	18	2,883,317	18
Installment	466,727	3	557,782	4	695,383	6	873,568	6	827,303	5

Total retail	2,686,221	17	3,062,486	22	3,218,440	26	3,419,735	24	3,710,620	23
Residential mortgage	3,376,697	22	2,951,013	21	2,346,007	19	1,947,848	14	2,235,045	14

Total consumer	6,062,918	39	6,013,499	43	5,564,447	45	5,367,583	38	5,945,665	37

Total loans	$15,411,022	100%	$14,031,071	100%	$12,616,735	100%	$14,128,625	100%	$16,283,908	100%

Commercial real estate and Real estate construction loan detail:
Farmland	$17,730	1%	$$26,221	1%	$$36,741	2%	$$47,514	2%	$$57,242	3%
Multi-family	905,372	31	694,056	27	485,977	21	543,936	21	496,059	21
Non-owner occupied	1,983,657	68	1,843,490	72	1,816,697	77	2,027,541	77	1,774,111	76

Commercial real estate — investor	$2,906,759	100%	$2,563,767	100%	$2,339,415	100%	$2,618,991	100%	$2,327,412	100%

1-4 family construction	$176,874	27%	$$120,170	21%	$$96,296	17%	$$251,307	18%	$$423,137	19%
All other construction	478,507	73	463,876	79	456,773	83	1,146,186	82	1,837,751	81

Real estate construction	$655,381	100%	$584,046	100%	$553,069	100%	$1,397,493	100%	$2,260,888	100%

The Corporation has long-term guidelines relative to the proportion of Retail, Commercial and Industrial, and Commercial Real Estate loans within the overall loan portfolio. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits have subsequently been, and will continue to be, reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $5.8 billion at the end of 2012, up $916 million (19%) since year-end 2011, and comprised 38% of total loans outstanding at year-end 2012 compared to 35% at year-end 2011. The commercial and business lending classification primarily includes commercial loans to middle market companies and small businesses. Loans of this type are in a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Within the commercial and business lending category, commercial and industrial loans were $4.5 billion, an increase of $777 million (21%) from December 31, 2011, and represented 29% of total loans, compared to 27% for the prior year-end. Commercial real estate owner occupied totaled $1.2 billion at December 31, 2012, up $133 million (12%) from December 31, 2011, and comprised 8% of total loans, unchanged from 8% of total loans for year-end 2011. The Corporation formed the Specialized Financial Services Group during the second half of 2010 to capitalize on opportunities in several targeted industry segments within its existing portfolios (e.g., insurance, mortgage warehouse, public funds, healthcare, financial institutions) and to expand into several new industry segments (power, oil and gas). During 2012, mortgage warehouse loans increased $167 million to $508 million of loans outstanding, while the newer industry segments combined (power, oil and gas) increased $308 million to $604 million of loans outstanding.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $3.6 billion at December 31, 2012, up $414 million (13%) from December 31, 2011, and comprised 23% of total loans, compared to 22% of total loans at year-end 2011. During 2012, the Corporation committed resources to grow this business, including investments to expand into new markets (Cincinnati, Indianapolis, and Detroit). Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $2.9 billion at December 31, 2012, up $343 million (13%) from December 31, 2011, and comprised 19% of total loans, compared to 18% of total loans at year-end 2011. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multifamily projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multifamily projects. Credit risk is managed in a similar manner to commercial and industrial loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were up $71 million (12%) to $655 million, representing 4% of the total loan portfolio at the end of both 2012 and 2011. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Retail loans totaled $2.7 billion at December 31, 2012, down $376 million (12%) compared to 2011, and represented 17% of the 2012 year-end loan portfolio versus 22% at year-end 2011. Loans in this classification include home equity and installment loans. Home equity consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions, while installment loans consist of educational loans, as well as short-term and other personal installment loans. The Corporation had $374 million and $448 million of education loans at December 31, 2012 and 2011, respectively, the majority of which are government guaranteed. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Residential mortgage loans totaled $3.4 billion at the end of 2012, up $426 million (14%) from the prior year and comprised 22% of total loans outstanding at December 31, 2012 and 21% at December 31, 2011. Residential

mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, nearly all of the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. During the second half of 2010, the Corporation made a decision to retain a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At December 31, 2012, the residential mortgage portfolio was comprised of $1.3 billion of fixed-rate residential real estate mortgages and $2.1 billion of variable-rate residential real estate mortgages, compared to $1.1 billion of fixed-rate mortgages and $1.9 billion variable-rate mortgages at December 31, 2011.

The Corporation’s underwriting and risk-based pricing guidelines for consumer-related real estate loans consist of a combination of both borrower FICO (credit score) and the loan-to-value (“LTV”) of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 85% for customers with FICO scores exceeding 710. The average FICO score for new home equity production in 2012 was 780 versus 783 in 2011. Residential mortgage products continue to be underwritten using FHLMC and FNMA secondary marketing guidelines.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, nonaccrual and charge off policies.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2012, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 9: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)
December 31, 2012	Within 1 Year(2)	1-5 Years	After 5 Years	Total
	($ in Thousands)
Commercial and industrial	$3,610,049	$695,529	$196,443	$4,502,021
Commercial real estate — investor	1,325,916	1,447,962	132,881	2,906,759
Commercial real estate — owner occupied	546,198	558,066	115,483	1,219,747
Real estate construction	402,914	226,320	26,147	655,381

Total	$5,885,077	$2,927,877	$470,954	$9,283,908

Fixed rate	$2,006,974	$1,336,320	$273,785	$3,617,079
Floating or adjustable rate	3,878,103	1,591,557	197,169	5,666,829

Total	$5,885,077	$2,927,877	$470,954	$9,283,908

Percent by maturity distribution	63%	32%	5%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

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

The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 8 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.

At December 31, 2012, the allowance for loan losses was $297 million, compared to $378 million at December 31, 2011. The allowance for loan losses to total loans was 1.93% and 2.70% at December 31, 2012, and 2011, respectively, and the allowance for loan losses covered 118% and 106% of nonaccrual loans at December 31, 2012, and 2011, respectively. Management’s allowance for loan losses methodology includes an impairment analysis on specifically identified loans defined as impaired by the Corporation, as well as other qualitative and quantitative factors (including, but not limited to, historical trends, risk characteristics of the loan portfolio, changes in the size and character of the loan portfolio, and existing economic conditions) in determining the overall appropriate level of the allowance for loan losses. Changes in the allowance for loan losses are shown in Table 10. Credit losses, net of recoveries, are deducted from the allowance for loan losses. Finally, the provision for loan losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. Based on management’s assessment of the appropriate level of the allowance for loan losses given the changes in credit quality, a provision for loan losses of $3 million was recognized for 2012, compared to a provision for loan losses of $52 million for 2011.

The economy remained fragile during 2012, as stabilizing real estate values and improved (but relatively elevated) levels of unemployment were countered by public sector fiscal concerns in the United States and European economic challenges. The national unemployment rate declined to 7.8% at December 2012 versus 8.5% twelve months earlier. The Midwest jobless rate paralleled that trend in 2012 and remains below the national level, as the Midwest unemployment rate was 7.1% at December 2012 compared with 7.9% at December 2011, according to the Bureau of Labor Statistics.

Residential real estate markets stabilized nationally during 2012 but remained weaker across the Midwest. Based on the FHFA Conventional and Conforming Home Price Index, residential home prices were flat across the U.S. but declined slightly (2-3%) within the Corporation’s core footprint states. The percentage of distress sales remain relatively high but declined substantially throughout 2012, which should mitigate the downward price pressure of residential home prices going forward. Expectations are for some modest home price improvement in 2013. Commercial real estate values (based on the Moody’s//REAL Commercial Property Price Index) continued to advance nationally during 2012 as evidenced by approximate growth of 6% for all commercial property types; however, commercial property prices remain about 20% below the peak in the fourth quarter of 2007. Multi-family has led the improvement in commercial property prices with a 5% increase in 2012 and a greater than 40% increase since the low in the fourth quarter of 2009. Multi-family prices have benefitted from lower vacancy rates as a result of weak residential home prices. However, other types of commercial investment properties (e.g. retail and office buildings) continue to experience weakness due to the stagnant economy. Commercial property prices as a whole are improving in the Midwest, but far more slowly than in other regions of the U.S.

In a challenging real estate market, such as currently exists as described above, the value of the collateral securing the loans continues to be one of the most important factors in determining the appropriate amount of allowance for estimated loan losses to record at the balance sheet date.

Credit quality, as a result of the modestly improved economy, also continued to improve during 2012. Nonaccrual loans declined to $253 million (representing 1.64% of total loans), down 29% from December 31, 2011, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $64 million at December 31, 2012, an increase of 46% from December 31, 2011, while potential problem loans declined to $361 million, a reduction of 36% from year-end 2011.

Gross charge offs were $117 million for 2012 and $190 million for 2011, while recoveries for the corresponding periods were $33 million and $39 million, respectively. As a result, net charge offs were $84 million or 0.57% of average loans for 2012, compared to $151 million or 1.13% of average loans for 2011 (see Table 10). The 2012 decrease in net charge offs of $67 million was comprised of a $44 million decrease in commercial net charge offs, and a $23 million decrease in consumer-related net charge offs. For 2012, 46% of net charge offs came from commercial loans (commercial loans represented 61% of total loans at year-end 2012), compared to 54% for 2011. The continued elevated levels of home equity and residential mortgage loan net charge offs was primarily due to the continued elevated unemployment levels and weak housing market. For 2012, retail loans (which represent 17% of total loans at year-end 2012) accounted for 38% of net charge offs, up from 36% for 2011. Residential mortgages (representing 22% of total loans at year-end 2012) accounted for 16% of 2012 net charge offs, compared to 10% for 2011. Gross charge offs of retail and residential mortgage loans began moderating in 2011 and 2012, as economic conditions improved slightly, however, uncertainty continues to exist as unemployment remains elevated, and high energy prices, rising health care costs, and a weak housing market continue to impact consumer borrowing behavior and ability to pay back debt. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.

TABLE 10: Loan Loss Experience

	Years Ended December 31,
	2012			2011			2010			2009			2008
	($ in Thousands)
Allowance for loan losses, at beginning of year	$378,151			$476,813			$573,533			$265,378			$200,570
Provision for loan losses	3,000			52,000			390,010			750,645			202,058
Loans charged off:
Commercial and industrial	43,240			38,662			121,179			161,260			45,207
Commercial real estate — owner occupied	4,080			9,485			20,871			7,889			4,943
Lease financing	797			173			11,081			1,575			599

Commercial and business lending	48,117			48,320			153,131			170,724			50,749
Commercial real estate — investor	14,000			29,479			96,530			49,399			7,989
Real estate construction	3,588			38,222			204,728			157,752			55,782

Commercial real estate lending	17,588			67,701			301,258			207,151			63,771

Total commercial	65,705			116,021			454,389			377,875			114,520
Home equity	34,125			42,623			51,132			49,674			20,011
Installment	3,057			16,134			9,787			10,364			7,546

Total retail	37,182			58,757			60,919			60,038			27,557
Residential mortgage	14,159			14,954			13,184			14,293			3,749

Total loans charged off (1)(2)	117,046			189,732			528,492			452,206			145,826
Recoveries of loans previously charged off:
Commercial and industrial	18,363			16,350			20,609			5,583			6,000
Commercial real estate — owner occupied	453			2,509			308			537			313
Lease financing	1,899			1,955			25			5			29

Commercial and business lending	20,715			20,814			20,942			6,125			6,342
Commercial real estate — investor	4,796			5,666			10,141			512			78
Real estate construction	2,129			7,521			6,040			555			73

Commercial real estate lending	6,925			13,187			16,181			1,067			151

Total commercial	27,640			34,001			37,123			7,192			6,493
Home equity	3,898			3,201			2,733			884			384
Installment	1,234			1,584			1,669			1,525			1,386

Total retail	5,132			4,785			4,402			2,409			1,770
Residential mortgage	532			284			237			115			313

Total recoveries	33,304			39,070			41,762			9,716			8,576

Total net charge offs (1)(2)	83,742			150,662			486,730			442,490			137,250

Allowance for loan losses, at end of year	$297,409			$378,151			$476,813			$573,533			$265,378

Ratios at end of year:
Allowance for loan losses to total loans	1.93%			2.70%			3.78%			4.06%			1.63%
Allowance for loan losses to net charge offs	3.6x			2.5x			1.0x			1.3x			1.9x

Net loan charge offs (recoveries):		(A	)		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$24,877	63		$22,312	70		$100,570	330		$155,677	401		$39,207	90
Commercial real estate — owner occupied	3,627	33		6,976	67		20,563	183		7,352	58		4,630	37
Lease financing	(1,102)	N/M		(1,782)	N/M		11,056	N/M		1,570	144		570	47

Commercial and business lending	27,402	53		27,506	64		132,189	310		164,599	312		44,407	78
Commercial real estate — investor	9,204	33		23,813	98		86,389	346		48,887	197		7,911	34
Real estate construction	1,459	25		30,701	N/M		198,688	N/M		157,197	N/M		55,709	238

Commercial real estate lending	10,663	32		54,514	183		285,077	N/M		206,084	468		63,620	136

Total commercial	38,065	45		82,020	113		417,266	536		370,683	383		108,027	104
Home equity	30,227	125		39,422	153		48,399	195		48,790	181		19,627	74
Installment	1,823	36		14,550	237		8,118	95		8,839	103		6,160	74

Total retail	32,050	110		53,972	169		56,517	169		57,629	162		25,787	74
Residential mortgage	13,627	41		14,670	52		12,947	63		14,178	60		3,436	16

Total net charge offs (1)(2)	$83,742	57		$150,662	113		$486,730	369		$442,490	284		$137,250	85

Commercial real estate and Real estate construction net charge off detail:
Farmland	$(47)	(21)		$704	225		$377	89		$146	28		$74	13
Multi-family	103	1		4,531	77		13,516	256		6,225	119		1,116	22
Non-owner occupied	9,148	47		18,578	103		72,496	377		42,516	224		6,721	38

Commercial real estate — investor	$9,204	33		$23,813	98		$86,389	346		$48,887	197		$7,911	34

1-4 family construction	$(1,541)	N/M		$11,888	N/M		$41,748	N/M		$38,662	N/M		$21,723	495
All other construction	3,000	66		18,813	N/M		156,940	N/M		118,535	N/M		33,986	178

Real estate construction	$1,459	25		$30,701	N/M		$198,688	N/M		$157,197	N/M		$55,709	238

(A)	Ratio of net charge offs to average loans by loan type in basis points.

N/M Not meaningful

(1)	Charge offs for the year ended December 31, 2010, include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.

(2)	Charge offs for the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
	2012		2011		2010		2009		2008
	($ in Thousands)
Allowance allocation:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$97,852	2.17%	$124,374	3.34%	$137,770	4.52%	$196,637	5.70%	$103,198	2.35%
Commercial real estate — owner occupied *	27,389	2.25	36,200	3.33	54,320	5.17	52,275	4.36	58,202	1.63
Lease financing	3,024	4.71	2,567	4.41	7,396	12.27	8303	8.66	777	0.64

Commercial and business lending	128,265	2.22	163,141	3.35	199,486	4.80	257,215	5.42	162,177
Commercial real estate — investor *	63,181	2.17	86,689	3.38	111,264	4.76	110,162	4.21	—	—
Real estate construction	20,741	3.16	21,327	3.65	56,772	10.26	118,708	8.49	65,991	2.92

Commercial real estate lending	83,922	2.36	108,016	3.43	168,036	5.81	228,870	5.70	65,991

Total commercial	212,187	2.27	271,157	3.38	367,522	5.21	486,085	5.55	228,168	2.21
Home equity	56,826	2.56	70,144	2.80	55,090	2.18	43,783	1.72	20,175	0.70
Installment	4,299	0.92	6,623	1.19	17,328	2.49	11,298	1.29	6,585	0.80

Total retail	61,125	2.28	76,767	2.51	72,418	2.25	55,081	1.61	26,760	0.72
Residential mortgage	24,097	0.71	30,227	1.02	36,873	1.57	32,367	1.66	10,450	0.47

Total consumer	85,222	1.41	106,994	1.78	109,291	1.96	87,448	1.63	37,210	0.63

Total allowance for loan losses	$297,409	1.93%	$378,151	2.70%	$476,813	3.78%	$573,533	4.06%	$265,378	1.63%

	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )
Commercial and industrial	33%	29%	33%	27%	29%	24%	34%	24%	39%	27%
Commercial real estate — owner occupied *	9	8	10	8	11	9	9	9	22	7
Lease financing	1	1	—	—	2	—	2	1	—	1

Commercial and business lending	43	38	43	35	42	33	45	34	61	35
Commercial real estate — investor *	21	19	23	18	23	18	19	18	—	15
Real estate construction	7	4	6	4	12	4	21	10	25	13

Commercial real estate lending	28	23	29	22	35	22	40	28	25	28

Total commercial	71	61	72	57	77	55	85	62	86	63
Home equity	19	14	18	18	11	20	7	18	8	18
Installment	2	3	2	4	4	6	2	6	2	5

Total retail	21	17	20	22	15	26	9	24	10	23
Residential mortgage	8	22	8	21	8	19	6	14	4	14

Total consumer	29	39	28	43	23	45	15	38	14	37

Total allowance for loan losses	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

*	A break-down between commercial real estate-owner occupied and commercial real estate-investor is not available for 2008.

(A)	Allowance for loan losses category as a percentage of total loans by category.

(B)	Allowance for loan losses category as a percentage of total allowance for loan losses.

(C)	Total loans by category as a percentage of total loans.

The methodology used for the allocation of the allowance for loan losses at December 31, 2012, 2011, and 2010 was comparable, whereby the Corporation segregated its loss factors allocations (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses for credit losses by pools of risk. First, as reflected in Note 3, “Loans,” of the notes to consolidated financial statements, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. And third, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

The allowance allocation at year-end 2012 continues to be significantly weighted to commercial loans, with $212 million or 71% of the total allowance for loan losses allocated to the commercial portfolios, compared to $271 million or 72% at year-end 2011, a reduction of $59 million. The decrease in the commercial loan allocation was due to a $91 million decrease in nonaccrual loans, representing 60% of total nonaccrual loans at year-end 2012 compared to 68% at year-end 2011, and potential problem loans declined from $548 million at year-end 2011 to $348 million at year-end 2012. The allowance allocation to consumer loans was $85 million at year-end 2012, a decrease of $22 million from year-end 2011 and represented 29% of the allowance for loan losses at December 31, 2012, compared to 28% of the allowance for loan losses at December 31, 2011. The decrease in the consumer loan allocation was driven by the lower levels of nonaccrual loans and net charge offs in this portfolio. Management performs ongoing intensive analyses of its loan portfolios to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its core footprint, and considers the trend of deterioration in loan quality in establishing the level of the allowance for loan losses. Management believes the level of the allowance for loan losses is appropriate at December 31, 2012.

The allowance allocation at year-end 2011 was significantly weighted to commercial loans, with $271 million or 72% of the total allowance for loan losses allocated to the commercial portfolios, compared to $368 million or 77% at year-end 2010, a reduction of $97 million. The decrease in the allowance allocated to commercial loans was due to a $192 million decrease in nonaccrual loans, representing 68% of total nonaccrual loans at year-end 2011 compared to 76% at year-end 2010, and potential problem loans declined from $941 million at year-end 2010 to $548 million at year-end 2011. The allowance allocation to consumer loans was $107 million at year-end 2011, a decrease of $2 million from year-end 2010 and represented 28% of the allowance for loan losses at December 31, 2011, compared to 23% of the allowance for loan losses at December 31, 2010. The decrease was driven by the lower levels of nonaccrual loans, partially offset by the continued elevated levels of net charge offs in this portfolio. Management believes the level of the allowance for loan losses is appropriate at December 31, 2011.

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

Nonaccrual Loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest balance of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned

	Years Ended December 31,
	2012		2011		2010		2009		2008
	($ in Thousands)
Nonaccrual loans:
Commercial	$152,456		$243,595		$435,781		$964,888		$257,322
Residential mortgage	59,359		63,555		76,319		81,811		45,146
Retail	41,053		49,622		62,256		31,100		24,389

Total nonaccrual loans (NALs)	252,868		356,772		574,356		1,077,799		326,857
Other real estate owned (OREO)	34,900		41,571		44,330		68,441		48,710

Total nonperforming assets (NPAs)	$287,768		$398,343		$618,686		$1,146,240		$375,567

Accruing loans past due 90 days or more:
Commercial	$1,036		$4,236		$2,096		$9,394		$—
Residential mortgage	144		—		—		—		10
Retail	1,109		689		1,322		15,587		13,801

Total accruing loans past due 90 days or more	$2,289		$4,925		$3,418		$24,981		$13,811

Restructured loans (accruing):
Commercial	$88,182		$85,084		$48,124		$480		$—
Residential mortgage	22,284		18,115		19,378		13,410		—
Retail	10,621		9,965		12,433		5,147		—

Total restructured loans (accruing)	$121,087		$113,164		$79,935		$19,037		$—

Restructured loans included in nonaccrual loans	$80,590		$87,493		$35,939		$9,393		$—
Ratios at year end:
Nonaccrual loans to total loans	1.64%		2.54%		4.55%		7.63%		2.01%
NPAs to total loans plus OREO	1.86%		2.83%		4.89%		8.07%		2.30%
NPAs to total assets	1.23%		1.82%		2.84%		5.01%		1.55%
AFLL to nonaccrual loans	118%		106%		83%		53%		81%
AFLL to total loans at end of year	1.93%		2.70%		3.78%		4.06%		1.63%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$39,182	1%	$56,075	2%	$99,845	3%	$230,000	7%	$104,664	2%
Commercial real estate — owner occupied	24,254	2%	35,718	3%	59,317	6%	59,785	5%	22,999	2%
Lease financing	3,031	5%	10,644	18%	17,080	28%	19,506	20%	187	0%

Commercial and business lending	66,467	1%	102,437	2%	176,242	4%	309,291	7%	127,850	2%
Commercial real estate — investor	58,687	2%	99,352	4%	164,610	7%	246,308	9%	39,424	2%
Real estate construction	27,302	4%	41,806	7%	94,929	17%	409,289	29%	90,048	4%

Commercial real estate lending	85,989	2%	141,158	4%	259,539	9%	655,597	16%	129,472	3%

Total commercial	152,456	2%	243,595	3%	435,781	6%	964,888	11%	257,322	2%
Home equity	39,215	2%	46,907	2%	51,712	2%	24,452	1%	18,109	1%
Installment	1,838	0%	2,715	0%	10,544	2%	6,648	1%	6,280	1%

Total retail	41,053	2%	49,622	2%	62,256	2%	31,100	1%	24,389	1%
Residential mortgage	59,359	2%	63,555	2%	76,319	3%	81,811	4%	45,146	2%

Total consumer	100,412	2%	113,177	2%	138,575	2%	112,911	2%	69,535	1%

Total nonaccrual loans	252,868	2%	356,772	3%	574,356	5%	1,077,799	8%	326,857	2%
Commercial real estate owned	16,664		24,795		31,830		52,468		28,724
Residential real estate owned	12,748		13,285		9,090		11,572		15,178
Bank properties real estate owned	5,488		3,491		3,410		4,401		4,808

Other real estate owned	34,900		41,571		44,330		68,441		48,710

Total nonperforming assets	$287,768		$398,343		$618,686		$1,146,240		$375,567

Commercial real estate & Real estate construction NALs Detail:		(A )		(A )		(A )		(A )		(A )
Farmland	$803	5%	$1,907	7%	$4,734	13%	$1,524	3%	$36	0%
Multi-family	9,328	1%	7,909	1%	23,864	5%	17,867	3%	10,819	2%
Non-owner occupied	48,556	2%	89,536	5%	136,012	7%	226,917	11%	28,569	2%

Commercial real estate — investor	$58,687	2%	$99,352	4%	$164,610	7%	$246,308	9%	$39,424	2%

1-4 family construction	$16,639	9%	$21,717	18%	$23,963	25%	$77,645	31%	$38,727	9%
All other construction	10,663	2%	20,089	4%	70,966	16%	331,644	29%	51,321	3%

Real estate construction	$27,302	4%	$41,806	7%	$94,929	17%	$409,289	29%	$90,048	4%

(A)	Ratio of nonaccrual loans by type to total loans by type.

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned (continued)

	Years Ended December 31,
	2012	2011	2010	2009	2008
	($ in Thousands)
Accruing loans 30-89 days past due by type:
Commercial and industrial	$11,339	$8,743	$33,013	$64,369	$40,109
Commercial real estate — owner occupied	11,053	7,092	9,295	30,043	13,179
Lease financing	12	104	132	823	370

Commercial and business lending	22,404	15,939	42,440	95,235	53,658
Commercial real estate — investor	13,472	4,970	37,191	51,932	69,887
Real estate construction	3,155	996	8,016	56,559	25,266

Commercial real estate lending	16,627	5,966	45,207	108,491	95,153

Total commercial	39,031	21,905	87,647	203,726	148,811
Home equity	13,538	12,189	13,886	14,304	16,606
Installment	2,109	2,592	9,624	8,499	9,733

Total retail	15,647	14,781	23,510	22,803	26,339
Residential mortgage	9,403	7,224	8,722	14,226	14,962

Total consumer	25,050	22,005	32,232	37,029	41,301

Total loans past due 30-89 days	$64,081	$43,910	$119,879	$240,755	$190,112

Commercial real estate & Real estate construction Past Due Loan Detail:
Farmland	$101	$—	$47	$1,338	$892
Multi-family	1,901	407	2,758	7,669	3,394
Non-owner occupied	11,470	4,563	34,386	42,925	65,601

Commercial real estate — investor	$13,472	$4,970	$37,191	$51,932	$69,887

1-4 family construction	$503	$475	$930	$38,555	$6,150
All other construction	2,652	521	7,086	18,004	19,116

Real estate construction	$3,155	$996	$8,016	$56,559	$25,266

Potential problem loans by type:
Commercial and industrial	$128,434	$153,306	$354,284	$563,836	$363,285
Commercial real estate — owner occupied	99,592	136,366	193,819	251,312	100,270
Lease financing	264	158	2,617	8,367	1,713

Commercial and business lending	228,290	289,830	550,720	823,515	465,268
Commercial real estate — investor	107,068	230,206	298,959	346,825	143,347
Real estate construction	13,092	27,649	91,618	391,105	312,144

Commercial real estate lending	120,160	257,855	390,577	737,930	455,491

Total commercial	348,450	547,685	941,297	1,561,445	920,759
Home equity	3,670	5,451	3,057	13,400	8,900
Installment	111	233	703	1,524	889

Total retail	3,781	5,684	3,760	14,924	9,789
Residential mortgage	8,762	13,037	18,672	19,150	7,254

Total consumer	12,543	18,721	22,432	34,074	17,043

Total potential problem loans	$360,993	$566,406	$963,729	$1,595,519	$937,802

Nonaccrual loans were $253 million at December 31, 2012, compared to $357 million at December 31, 2011. As shown in Table 12, total nonaccrual loans were down $104 million since year-end 2011, with commercial nonaccrual loans down $91 million and consumer-related nonaccrual loans down $13 million. The ratio of nonaccrual loans to total loans at the end of 2012 was 1.64%, as compared to 2.54% December 31, 2011. The Corporation’s allowance for loan losses to nonaccrual loans was 118% at year-end 2012, up from 106% at year-end 2011.

Accruing Loans Past Due 90 Days or More:  Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2012 accruing loans 90 days or more past due totaled $2 million compared to $5 million at December 31, 2011.

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

At December 31, 2012, the Corporation had total restructured loans of $202 million (including $81 million classified as nonaccrual and $121 million performing in accordance with the modified terms), compared to $200 million at December 31, 2011 (including $87 million classified as nonaccrual and $113 million performing in accordance with the modified terms).

Potential Problem Loans:  The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At December 31, 2012, potential problem loans totaled $361 million, compared to $566 million at December 31, 2011. The $205 million decrease in potential problem loans since December 31, 2011, was primarily due to a $138 million decrease in commercial real estate lending and a $62 million decrease in commercial and business lending.

Other Real Estate Owned:  Other real estate owned decreased to $35 million at December 31, 2012, compared to $41 million at December 31, 2011, primarily in commercial real estate owned. Net losses on sales of other real estate owned were $2 million for both 2012, and 2011, respectively. Write-downs on other real estate owned were $8 million and $9 million for 2012, and 2011, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2012	2011	2010
	($ in Thousands)
Interest income in accordance with original terms	$24,644	$31,463	$40,703
Interest income recognized	(11,726)	(13,414)	(15,917)

Reduction in interest income	$12,918	$18,049	$24,786

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset/liability management, a source of stable income, and is structured with minimum credit exposure to the Corporation. At the time of purchase, the Corporation classifies its investment purchases as available for sale or held to maturity, consistent with these investment objectives, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage liquidity or regulatory capital, and other factors. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held to maturity are shown at amortized cost in the consolidated balance sheet.

At December 31, 2012, the Corporation’s investment securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity or approximately $294 million.

The Corporation did not recognize any credit-related other-than-temporary impairment write-downs during 2012, while during 2011, the Corporation recognized credit-related other-than-temporary impairment write-downs of approximately $1 million, including write-downs on trust preferred debt securities and various equity securities. See Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Investment Securities,” of the notes to consolidated financial statements for additional information.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2012	% of Total	2011	% of Total	2010	% of Total
	($ in Thousands)
Investment Securities Available for Sale:
Amortized Cost:
U.S. Treasury securities	$1,003	<1%	$1,000	<1%	$1,199	<1%
Federal agency securities	—	—	24,031	1	29,791	1
Obligations of state and political subdivisions	755,644	16	797,691	17	829,058	14
Residential mortgage-related securities	3,714,289	77	3,674,696	77	4,831,481	80
Commercial mortgage-related securities	226,420	5	16,647	<1	7,604	<1
Asset-backed securities	—	—	188,439	4	299,459	5
Other securities (debt and equity)	90,622	2	72,896	1	13,384	<1

Total amortized cost	$4,787,978	100%	$4,775,400	100%	$6,011,976	100%

Fair Value:
U.S. Treasury securities	$1,004	<1%	$1,001	<1%	$1,208	<1%
Federal agency securities	—	—	24,049	1	29,767	1
Obligations of state and political subdivisions	801,188	16	847,246	17	838,602	14
Residential mortgage-related securities	3,804,304	77	3,785,590	77	4,910,497	80
Commercial mortgage-related securities	228,166	5	18,543	<1	7,753	<1
Asset-backed securities	—	—	187,732	4	298,841	5
Other securities (debt and equity)	92,096	2	73,322	1	14,673	<1

Total fair value and carrying value	$4,926,758	100%	$4,937,483	100%	$6,101,341	100%

Net unrealized holding gains	$138,780		$162,083		$89,365

Investment Securities Held to maturity:
Amortized Cost:
Obligations of state and political subdivisions	$39,877	100%	$—	—%	$—	—%

Total amortized cost and carrying value	$39,877	100%	$—	—%	$—	—%

Fair Value:
Obligations of state and political subdivisions	$39,679	100%	$—	—%	$—	—%

Total fair value	$39,679	100%	$—	—%	$—	—%

Net unrealized holding losses	$(198)		$—		$—

Available for Sale

At December 31, 2012, the total carrying value of investment securities available for sale was $4.9 billion, unchanged from December 31, 2011, and represented 21% of total assets, compared to 23% of total assets at December 31, 2011. On average, the investment securities available for sale portfolio was $4.5 billion for 2012, down $1 billion (19%) compared to 2011, and represented 23% and 28% of average earning assets for 2012 and 2011, respectively.

Obligations of State and Political Subdivisions (Municipal Securities): At December 31, 2012 and 2011, municipal securities were $801 million and $847 million, and represented 16% and 17%, respectively, of total investment securities based on fair value. Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, due to the large number of small investments in these obligations (general obligation, essential services, etc.) the loss exposure on any particular obligation is mitigated. As of December 31, 2012, the total fair value of municipal securities reflected a net unrealized gain of approximately $46 million.

Residential and Commercial Mortgage-related Securities: At both December 31, 2012 and 2011, residential mortgage-related securities (which include predominantly agency-backed mortgage-backed securities and collateralized mortgage obligations (“CMOs”)) were $3.8 billion and represented 77% of total investment securities based on fair value, while at December 31, 2012 commercial mortgage-related securities were $228 million and represented 5% of total investment securities compared to $19 million at December 31, 2011. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. At December 31, 2012, over 99% of these securities were guaranteed by Fannie Mae , Freddie Mac, or Ginnie Mae, while $6 million of these securities were considered “non agency” securities. The Corporation regularly assesses valuation and credit quality underlying these securities.

Asset-backed Securities: Asset-backed securities are largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program. These securities were sold during 2012.

Other Securities (Debt and Equity): At December 31, 2012 and 2011, other securities were $92 million and $73 million, respectively. At December 31, 2012, other securities primarily were comprised of $92 million of debt securities, as the Corporation sold substantially all equity securities during 2012 (less than $0.1 million held at year-end 2012). At December 31, 2011, the Corporation had other securities of $73 million, comprised of debt and equity securities of $65 million and $8 million, respectively. Debt securities primarily include corporate bonds which mature within 3 years and a rating of A or AA, while equity securities include preferred and common equity securities.

Held to Maturity

At December 31, 2012, the total carrying value of investment securities held to maturity was $40 million. During the third quarter of 2012, the Corporation began classifying certain municipal securities purchased as held to maturity in anticipation of the new Basel III requirements.

Regulatory Stock

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. At December 31, 2012, and 2011, the Corporation had FHLB stock of $96 million and $121 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million and $70 million at December 31, 2012 and 2011, respectively.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2012, 2011, or 2010, respectively. The FHLB of Chicago initiated tender offers for certain of its shares during 2012, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender offers and reduced its equity holdings in the FHLB of Chicago by $25 million.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — December 31 2012

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
	Within one year			After one but within five years		After five but within ten years		After ten years		Mortgage-related and equity securities		Total Amortized Cost		Total Fair Value
	Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in Thousands)
U. S. Treasury securities		$—	—	$1,003	0.30%	$—	—	$—	—	$—	—	$1,003	0.30%	$1,004
Obligations of states and political subdivisions(2)		46,487	5.73%	126,696	5.77%	522,815	5.41%	59,646	5.62%	—	—	755,644	5.51%	801,188
Other debt securities		3,118	1.20%	87,307	1.85%	—	—	180	2.56%	—	—	90,605	1.83%	92,045
Residential mortgage-related securities		—	—	—	—	—	—	—	—	3,714,289	2.83%	3,714,289	2.83%	3,804,304
Commercial mortgage-related securities		—	—	—	—	—	—	—	—	226,420	1.77%	226,420	1.77%	228,166
Other equity securities		—	—	—	—	—	—	—	—	17	0.00%	17	0.00%	51

Total amortized cost	$49,605		5.44%	$215,006	4.16%	$522,815	5.41%	$59,826	5.61%	$3,940,726	2.77%	$4,787,978	3.19%	$4,926,758

Total fair value and carrying value	$48,477			$223,764		$557,001		$64,995		$4,032,521				$4,926,758

	Investment Securities Held to Maturity - Maturity Distribution and Weighted Average Yield
	Within one year		After one but within five years		After five but within ten years		After ten years		Mortgage-related and equity securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in Thousands)
Obligations of states and political subdivisions(2)	$—	—	$—	—	$10,917	3.11%	$28,960	3.20%	$—	—	$39,877	3.18%	$39,679

Total amortized cost and carrying value	$—	—	$—	—	$10,917	3.11%	$28,960	3.20%	$—	—	$39,877	3.18%	$39,679

Total fair value	$—		$—		$10,884		$28,795		$—				$39,679

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 6, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2012. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2012 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

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

At December 31, 2012, deposits were $16.9 billion, up $1.8 billion or 12% from December 31, 2011. The increase in total deposits included a $1.4 billion increase in money market deposits and an $831 million increase in noninterest-bearing demand deposits, offset by a $729 million decrease in total time deposits (Brokered CDs and other time deposits). Net customer deposits and funding averaged $15.2 billion for 2012, up $286 million or 2% from 2011. Similar to that seen for period end deposits, the increase in average deposits included a $1.0 billion increase in money market deposits (growing to represent 39% of average deposits for 2012 compared to 36% for 2011) and a $568 million increase in average noninterest-bearing demand deposits (representing 25% of average deposits for 2012 compared to 23% for 2011), offset by a $698 million decrease in time deposits (declining to 15% of average total deposits in 2012 versus 20% of average total deposits in 2011).

TABLE 16: Average Deposits Distribution

	2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Noninterest-bearing demand deposits	$3,948,846	25%	$3,381,128	23%	$3,094,691	18%
Savings deposits	1,096,692	7%	987,198	7%	898,019	5%
Interest-bearing demand deposits	2,148,459	14%	1,947,506	14%	2,780,525	17%
Money market deposits	6,148,663	39%	5,147,437	36%	6,374,071	38%
Time deposits	2,239,709	15%	2,937,858	20%	3,798,995	22%

Total deposits	15,582,369	100%	14,401,127	100%	16,946,301	100%
Customer repo sweeps	624,351		860,831		239,144
Customer repo term	430,264		932,844		—

Total customer funding	1,054,615		1,793,675		239,144

Total deposits and customer funding	$16,636,984		$16,194,802		$17,185,445

Network transaction deposits included above in interest-bearing demand and money market	$1,343,595		$952,825		$2,256,149
Brokered certificates of deposit	55,574		290,226		547,328

Total network and brokered funding	$1,399,169		$1,243,051		$2,803,477

Net customer deposits and funding	$15,237,815		$14,951,751		$14,381,968

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2012
	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
	($ in Thousands)
Three months or less	$78,035	$62,717	$140,752
Over three months through six months	64,878	93,184	158,062
Over six months through twelve months	97,449	54,144	151,593
Over twelve months	122,508	39,178	161,686

Total	$362,870	$249,223	$612,093

Other Funding Sources

Other funding sources, including short-term and long-term funding, were $3.3 billion at December 31, 2012 and $3.7 billion at December 31, 2011. See also section “Liquidity.” Long-term funding at December 31, 2012, was $1.0 billion, a decrease of $162 million from December 31, 2011. The decrease in long-term funding was primarily attributable to the early extinguishment of $211 million of junior subordinated debentures and a decrease of $100 million in FHLB advances, partially offset by the issuance of $155 million in senior notes.

During 2012, the Corporation issued $155 million of senior notes which mature on March 12, 2014, and have a fixed coupon interest rate of 1.875%. See Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term funding is comprised primarily of short-term FHLB advances; securities sold under agreements to repurchase; Federal funds purchased and commercial paper. Short-term funding sources at December 31, 2012 were $2.3 billion, $188 million lower than December 31, 2011 primarily due to a decrease in securities sold under agreements to repurchase (down $681 million), partially offset by a $525 million increase in FHLB advances. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily. The FHLB advances included in short-term funding are those with original contractual maturities of less than one year. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 7, “Short-term Funding,” of the notes to consolidated financial statements for additional information on short-term funding, and Table 18 for specific disclosure required for major short-term funding categories.

On average, short and long-term funding totaled $3.3 billion for 2012, down $828 million or 20% from 2011, including a $580 million decrease in short-term funding and a $248 million decrease in long-term funding. Within the short-term funding categories, average federal funds purchased and securities sold under agreements to repurchase decreased $749 million, while average short-term FHLB advances increased $168 million. Key changes within average long-term funding included a $310 million decrease in FHLB advances and a $91 million decrease in subordinated debt, partially offset by a $211 million increase in senior notes.

TABLE 18: Short-Term Funding

	December 31,
	2012	2011	2010
	($ in Thousands)
Securities sold under agreements to repurchase:
Balance end of year	$679,070	$1,359,755	$563,884
Average amounts outstanding during year	1,054,614	1,793,675	239,144
Maximum month-end amounts outstanding	1,212,100	2,078,038	563,884
Average interest rates on amounts outstanding at end of year	0.24%	0.28%	0.39%
Average interest rates on amounts outstanding during year	0.24%	0.34%	0.28%
FHLB advances
Balance end of year	$1,525,000	$1,000,000	$1,000,000
Average amounts outstanding during year	918,962	751,370	32,329
Maximum month-end amounts outstanding	1,575,000	1,150,000	1,000,000
Average interest rates on amounts outstanding at end of year	0.07%	0.36%	0.72%
Average interest rates on amounts outstanding during year	0.35%	0.83%	1.90%

Liquidity

The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost-effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries or acquisitions, and satisfy other operating requirements. In addition to satisfying cash flow requirements in the ordinary course of business, the Corporation actively monitors and manages its liquidity position to ensure sufficient resources are available to meet cash flow requirements in adverse situations.

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At December 31, 2012, the Corporation was in compliance with its internal liquidity objectives.

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

TABLE 19: Credit Ratings

December 31, 2012
	Moody’s	S&P	Fitch	DBRS
Bank short-term deposits	P2	—	F2	R2H
Bank long-term	A3	BBB+	BBB-	BBBH
Corporation short-term	P2	—	F3	R2M
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	POS	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company renewed its existing “shelf” registration in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Corporation issued $430 million of senior notes in 2011. These senior notes are due in 2016 and bear a 5.125% fixed coupon. In September 2011, the Corporation issued $65 million of depositary shares of 8% Series B perpetual preferred stock. In September 2012, the Corporation issued $155 million of senior notes due in March 2014 which bear a 1.875% fixed coupon. The Parent Company also has a $200 million commercial paper program, of which, $51 million was outstanding at December 31, 2012.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $170 million during 2012 from subsidiaries, and at December 31, 2012, $231 million in additional dividends are available to be paid to the Parent Company by its subsidiaries without obtaining prior regulatory approval, subject to the capital needs of each subsidiary. See Note 17, “Regulatory Matters,” for additional information on regulatory requirements for the Bank.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank ($1.9 billion of Federal Home Loan Bank advances were outstanding at December 31,

2012). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank also issues institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2012, the majority of the investment securities are classified as available for sale, with a very small portion of municipal securities (less than 1%) classified as held to maturity. Of the $5.0 billion investment securities portfolio at December 31, 2012, a portion of these securities were pledged to secure $1.7 billion of collateralized deposits and $679 million of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.3 billion could be pledged or sold to enhance liquidity, if necessary.

As reflected in Table 21, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. As evidenced in Table 16, average time deposits were 15% of total average deposits for 2012, compared to 20% of total average deposits for 2011. Many short-term borrowings, also shown in Table 21, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 2, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2012, net cash provided by operating and financing activities was $350 million and $1.4 billion, respectively, while investing activities used net cash of $1.6 billion, for a net increase in cash and cash equivalents of $121 million since year-end 2011. Generally, during 2012, net assets increased to $23.5 billion (up $1.6 billion or 7%) compared to year-end 2011, primarily due to a $1.4 billion increase in loans. On the funding side, deposits increased $1.8 billion, while short-term funding decreased $188 million and long-term funding decreased $162 million.

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

Quantitative and Qualitative Disclosures about Market Risk

Market risk and interest rate risk are managed centrally. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning assets and derivative financial instruments as a result of changes in interest rates or other factors. Interest rate risk is the potential for reduced net interest income resulting from adverse changes in the level of interest rates. As a financial institution that engages in transactions involving an array of financial products, the Corporation is exposed to both market risk and interest rate risk. In addition to market risk, interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling simulation techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk.

Policies established by the Corporation’s Asset/Liability Committee (“ALCO”) and approved by the Board of Directors are intended to limit these risks. The Board has delegated ALCO to monitor and manage market and interest rate risk for the Corporation. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income and to offset the risk of price changes for certain assets recorded at fair value.

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Corporation uses a simulation model to measure the impact of various interest rate shocks and other yield curve scenarios on earnings and the fair value of the financial assets and liabilities of the Corporation. Comparisons between a static balance sheet and balance sheets with projected growth scenarios can help quantify the potential impact on earnings of various balance sheet management and business strategies.

Simulation of earnings:  Determining the sensitivity of short-term future earnings is accomplished through the use of simulation modeling. The earnings simulations model the balance sheet as an ongoing concern. Future business assumptions involving projected balance sheet growth assumptions, market spreads, prepayments for future rate-sensitive balances, and the reinvestment of maturing assets and liabilities are included. These items are incorporated to project net interest income based on running various interest rate scenarios from a baseline scenario. The Corporation runs numerous scenarios including instantaneous and gradual changes to market interest rates as well as yield curve slope changes. It then compares such scenarios to the baseline scenario to quantify its earnings sensitivity. See Table 20 for the resulting simulations at December 31, 2012 and 2011, respectively. As of December 31, 2012, the simulations of earnings results were within the Corporation’s interest rate risk policy.

Market value of equity:  The Corporation uses the market value of equity as a measure to quantify market risk from the impact of interest rates. The market value of equity is the fair value of assets, liabilities, and off-balance sheet financial instruments derived from the present value of the future cash flows. While the net interest income simulation model highlights exposures over a short time horizon, the market value of equity incorporates all cash flows over all of the balance sheet and derivative positions.

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process including factors such as future balance sheet growth, changes in yield curve relationships and changing product spreads. As of December 31, 2012, the projected changes for the market value of equity were well within the Corporation’s interest rate risk policy.

The Corporation uses interest rate derivative financial instruments as an asset / liability management tool to hedge mismatches in interest rate exposure indicated by the net interest income simulation described above. They are used to modify the Corporation’s exposures to interest rate fluctuations to provide more stable spreads between loan yields and the rate on their funding sources. To hedge against rising interest rates, the Corporation may use interest rate swaps, interest rate swaptions, interest rate caps and floors or other derivative financial instruments. Interest rate swaps involve the exchange of fixed- and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. Interest rate cap agreements pay the Corporation based on the notional amount the difference between current rates and strike rates. To hedge against falling interest rates, the Corporation may use interest rate floors. Conversely, interest rate floor agreements pay the Corporation based on the notional amount the difference between current rates and strike rates.

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

TABLE 20: Interest Rate Risk - Simulation of Earnings

	December 31, 2012	December 31, 2011
Effect on net interest income:
100 bp increase in interest rates	3.4%	2.2%

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2012, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 21: Contractual Obligations and Other Commitments

December 31, 2012	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	6	$1,383,498	$363,740	$220,454	$30,202	$1,997,894
Short-term funding	7	2,326,939	—	—	—	2,326,939
Long-term funding	8	400,042	156,547	432,917	25,840	1,015,346
Operating leases	5	12,192	22,239	20,683	42,441	97,555
Commitments to extend credit	13	3,381,312	1,297,741	1,078,913	120,146	5,878,112

Total		$7,503,983	$1,840,267	$1,752,967	$218,629	$11,315,846

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

As of December 31, 2012, the net liability for uncertain tax positions, including associated interest and penalties, was $11 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to uncertain tax positions.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation’s interest rate derivative contracts, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet with the fair value representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In addition, the fair value measurement of interest rate derivative instruments also includes a nonperformance / credit risk component. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. Related to the Corporation’s mortgage derivatives, both of which are derivatives carried on the consolidated balance sheet at their fair value (see Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements), the Corporation had outstanding $352 million interest rate lock commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit) and forward commitments to sell $520 million of residential mortgage loans to various investors as of December 31, 2012. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation does not have significant off-balance sheet arrangements such as the use of special-purpose entities or securitization trusts. Residential mortgage loans sold to others (i.e., the off-balance sheet loans underlying the mortgage servicing rights asset) are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the government-sponsored enterprises (“GSEs”). The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. Prior to 2012, the Corporation has seen only a limited number of repurchase and loss reimbursement claims; however, similar to other banks, this activity has steadily increased during 2012, particularly during the second half of 2012. Therefore, management established a repurchase reserve in the fourth quarter of 2012 of $3 million for potential claims relating to loans previously sold. Management will continue to monitor this activity during 2013 and its impact on the reserve. See Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information.

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2012, there were approximately $79 million of residential mortgage loans sold with limited recourse risk. There have been minimal instances of repurchase for the limited recourse criteria.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2012, there were $321 million of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

The Corporation also has standby letters of credit (guarantees for payment to third parties of specified amounts if customers fail to pay, carried on-balance sheet at an estimate of their fair value of $4 million) of $304 million, and commercial letters of credit (off-balance sheet commitments generally authorizing a third party to draw drafts on us up to a stated amount and typically having underlying goods shipments as collateral) of $86 million at December 31, 2012. In addition, the Corporation has $5.9 billion of outstanding commitments to extend credit (see Table 21). Given the level of commitments to extend credit and the current credit environment, the Corporation had a reserve for losses on unfunded loan and letters of credit commitments totaling $22 million at December 31, 2012, included in other liabilities on the consolidated balance sheets. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The Corporation is currently evaluating the potential impact of the Dodd-Frank Act on these investments. The aggregate carrying value of these investments at December 31, 2012, was $35 million, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $18 million at December 31, 2012.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (“PMI”) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2012, the Corporation’s potential risk exposure was approximately $18 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $8 million at December 31, 2012.

Capital

Stockholders’ equity at December 31, 2012, was $2.9 billion, up $71 million compared to December 31, 2011. Stockholders’ equity is also described in Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements. Cash dividends paid in 2012 were $0.23 per common share, compared with $0.04 per common share in 2011. At December 31, 2012, stockholders’ equity included $49 million of accumulated other comprehensive income compared to $66 million of accumulated other comprehensive income at December 31, 2011. The $17 million decrease in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale. Stockholders’ equity to assets at December 31, 2012, was 12.50%, compared to 13.07% at the end of 2011.

On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, was an informal agreement between the Corporation and the Reserve Bank. The Memorandum was terminated in March 2012.

On November 13, 2012, the Board of Directors approved the repurchase of up to an aggregate amount of $125 million of common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and / or for other corporate purposes. During 2012, 4.7 million shares were repurchased for $60 million (or an average cost per common share of $12.77), while no shares were repurchased during 2011 under these authorizations. The Corporation repurchased shares for minimum tax withholding settlements on equity compensation during 2011 and 2012. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issues Purchases of Equity Securities,” for additional information on the shares repurchased for equity compensation for the three months ended December 31, 2012. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities. Such repurchases may occur from time to time in open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, or similar facilities.

On June 7, 2012, the Board of Governors of the Federal Reserve System approved for publication in the federal register three related notices of proposed rulemaking (the “NPRs”) relating to the implementation of revised capital rules to reflect the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act as well as the Basel III international capital standards. On November 9, 2012, following a public comment period, the U.S. federal banking agencies issued a joint press release announcing that the January 1, 2013 effective date was being delayed so the agencies could consider operational and transitional issues identified in the large volume of public comments received. It is anticipated that the U.S. federal banking agencies will formalize the implementation of the Basel III framework applicable to domestic banks in the United States during 2013. Among other things, the revised rules, if adopted as proposed, would establish a new capital standard consisting of common equity Tier 1 capital; would increase the capital ratios required for certain existing capital categories and would add a requirement for a capital conservation buffer. In addition, proposed changes in regulatory capital standards would phase-out trust preferred securities as a component of Tier 1 capital over a 10-year period, originally scheduled to commence on January 1, 2013. The NPRs contemplate the deduction of more assets from regulatory capital and propose revisions to the methodologies for determining risk weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The NPRs provide for various phase-in periods over the next several years. Management believes both the Corporation and the Bank would be “well capitalized” if the NPRs were currently effective. However, the NPRs may be changed before they are adopted, and the actual impact of the final rules cannot be predicted with any certainty.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. As of December 31, 2012 and 2011, the Tier 1 risk-based capital ratios, total risk-based capital (Tier 1 and Tier 2) ratios, and Tier 1 leverage ratios for the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. Regulatory capital ratios for the Corporation and its bank subsidiary are included in Note 17, “Regulatory Matters,” of the notes to consolidated financial statements. The Corporation’s capital ratios are summarized in Table 22.

Table 22: Capital

	At or for the Year Ended December 31,
	2012	2011	2010
	(In Thousands, except per share data)
Total stockholders’ equity	$2,936,399	$2,865,794	$3,158,791
Tier 1 capital	1,938,806	2,051,787	2,376,893
Tier 1 common equity	1,875,534	1,783,515	1,657,505
Tangible common equity	1,928,732	1,853,932	1,691,100
Total risk-based capital	2,167,954	2,263,065	2,576,297
Market capitalization	2,221,268	1,938,833	2,622,647

Book value per common share	$16.97	$16.15	$15.28
Tangible book value per common share	11.39	10.68	9.77
Cash dividends per common share	0.23	0.04	0.04
Stock price at end of period	13.12	11.17	15.15
Low closing price for the period	11.43	8.95	11.48
High closing price for the period	14.63	15.36	16.10

Total stockholders’ equity /assets	12.50%	13.07%	14.50%
Tangible common equity /tangible assets(1)	8.56	8.84	8.12
Tangible stockholders’ equity /tangible assets(2)	8.84	9.14	10.59
Tier 1 common equity /risk-weighted assets(3)	11.61	12.24	12.26
Tier 1 leverage ratio	8.98	9.81	11.19
Tier 1 risk-based capital ratio	12.01	14.08	17.58
Total risk-based capital ratio	13.42	15.53	19.05

Return on average equity	6.07%	4.66%	(0.03)%
Return on average Tier 1 common equity	9.45	6.71	(1.95)
Return on average assets	0.81	0.65	—
Dividend payout ratio(4)	23.00	6.06	N/M

Common shares outstanding (period end)	169,304	173,575	173,112
Basic common shares outstanding (average)	172,255	173,370	171,230
Diluted common shares outstanding (average)	172,357	173,372	171,230

(1)	Tangible common equity to tangible assets = Common stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(2)	Tangible stockholders’ equity to tangible assets = Total stockholders’ equity excluding goodwill and other intangible assets divided by assets excluding goodwill and other intangible assets. This is a non-GAAP financial measure.

(3)	Tier 1 common equity to risk-weighted assets = Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by risk-weighted assets. This is a non-GAAP financial measure.

(4)	Ratio is based upon basic earnings per common share.

Segment Review

As discussed in Note 19 of the notes to consolidated financial statements, the Corporation implemented a new risk-based internal profitability measurement system during the first quarter of 2012. As a result, we have reorganized our business segments to provide enhanced transparency given our new system capabilities. The Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Consumer Banking and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 1 of the notes to consolidated financial statements with certain exceptions as discussed in Note 19, “Segment Reporting,” of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2012, certain organization and methodology changes were made and, accordingly, 2011 and 2010 results have been restated and presented on a comparable basis.

Segment Review 2012 Compared to 2011

The Commercial Banking segment consists of lending and deposit gathering to businesses and governmental units and the support to deliver, fund and manage such banking services. The Commercial Banking segment had net income of $72 million in 2012, down $1 million compared to $73 million in 2011. The Corporation committed resources during the past year to grow this segment, including investments to expand into new markets (Cincinnati, Indianapolis, and Detroit) and new industry lending segments (power, oil and gas). As a result of these investments, segment revenue grew $29 million to $372 million in 2012 compared to $343 million in 2011. The credit provision for loans increased to $46 million in 2012 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to 2011. Total noninterest expense in 2012 was $216 million, up $25 million from $191 million in 2011 as the segment hired additional commercial bankers to support these new markets and to enhance its presence in existing markets. Average loan balances were $7.4 billion for 2012, up $1.1 billion from an average balance of $6.3 billion for 2011, and average deposit balances were $4.5 billion in 2012, up $1.0 billion from average deposits of $3.5 billion in 2011, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $26 million to $757 million in 2012 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to 2011.

The Consumer Banking segment consists of lending and deposit gathering to individuals and small businesses and also provides a variety of other wealth management products and services. The Consumer Banking segment had net income of $45 million in 2012, up $10 million compared to $35 million in 2011. Segment revenue grew $7 million to $517 million for 2012 compared to $510 million for 2011, primarily due to much higher mortgage banking income (up $51 million), offset by lower net interest income as a result of the lower rate environment and lower service charge and card-based fee income due to changes in customer behavior and regulatory changes. The credit provision for loans increased $2 million to $20 million for 2012 due to the growth in the segment’s loan balances, partially offset by an improvement in credit quality as compared to 2011. Total noninterest expense for 2012 was $428 million, down $11 million from $439 million in 2011 primarily due to a $17 million reduction in FDIC insurance costs, partially offset by increases in personnel expense of $6 million. Average deposits were $9.6 billion in 2012, down $78 million from 2011. Average loan balances were $7.3 billion in 2012, up $322 million from $7.0 billion in 2011. The segment’s loan growth was primarily in the residential mortgage portfolio. Average allocated capital increased $44 million to $593 million for 2012 reflecting the increase in the segment’s loan balances.

The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Facilities Management, Operations and Technology functions. Risk Management and Shared Services had net income of $62 million in 2012, up $30 million compared to $32 million in 2011. The primary components of the increase was a $57 million lower credit provision, reflecting the much lower provision at the consolidated total level, offset by a $37 million increase in direct expenses due to unallocated costs incurred to address certain BSA regulatory compliance issues, personnel expense, and other corporate expense items. Average earning asset balances were $4.9 billion for 2012, down $1.3 billion from an average balance of $6.2 billion for 2011, reflecting the reduction in the Corporation’s investment portfolio.

Segment Review 2011 Compared to 2010

The Commercial Banking segment had net income of $73 million in 2011, down $23 million compared to $96 million in 2010. Segment revenue declined $21 million to $343 million in 2011 compared to $364 million in 2010, primarily due to lower net interest income as a result of the lower rate environment and lower average loan balances. The credit provision for loans decreased to $40 million in 2011 due to the declines in the segment’s loan balances as well as improvement in credit quality as compared to 2010. Total noninterest expense in 2011 was $191 million, up $17 million from $174 million in 2010 primarily due to a $15 million increase in personnel expense as the segment began investing in new hiring. Average loan balances were $6.3 billion for 2011, down $555 million from an average balance of $6.9 billion for 2010, due to sales of nonaccrual loans during 2010 and run-off of potential problem loans, and average deposit balances were $3.5 billion in 2011, down $918 million from average deposits of $4.4 billion in 2010. Average allocated capital decreased $176 million to $731 million in 2011 reflecting the decrease in the segment’s loan balances.

The Consumer Banking segment had net income of $35 million in 2011, down $37 million compared to $72 million in 2010. Segment revenue declined $33 million to $510 million for 2011 compared to $543 million for 2010, primarily due to lower service charge and mortgage banking income. The credit provision for loans increased $1 million to $18 million for 2011 due to the growth in the segment’s loan balances, partially offset by an improvement in credit quality as compared to 2010. Total noninterest expense for 2011 was $439 million, up $23 million from $416 million in 2010 primarily due to an $11 million increase in personnel and higher loan and deposit servicing costs. Average deposits were $9.6 billion in 2011, down $82 million from 2010. Average loan balances were $7.0 billion in 2011, up $638 million from $6.3 billion in 2010, primarily in the residential mortgage portfolio. Average allocated capital increased $29 million to $549 million for 2011 reflecting the increase in the segment’s loan balances.

Risk Management and Shared Services had net income of $32 million in 2011, compared to a $169 million net loss in 2010, primarily attributable to the lower credit provision, reflecting the much lower provision at the consolidated total level. Average earning asset balances were $6.2 billion for 2011, down $1.2 billion from an average balance of $7.4 billion for 2010, reflecting the reduction in the Corporation’s investment portfolio.

Fourth Quarter 2012 Results

The Corporation recorded net income of $47 million for the fourth quarter of 2012, compared to net income of $41 million for the fourth quarter of 2011. Net income available to common equity for the fourth quarter of 2012 was $45 million, or $0.26 for both basic and diluted earnings per common share. Comparatively, net income available to common equity was $40 million for the fourth quarter of 2011, or $0.23 for both basic and diluted earnings per common share. See Table 23 for selected quarterly information.

Taxable equivalent net interest income for the fourth quarter of 2012 was $167 million, $10 million higher than the fourth quarter of 2011. Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $12 million, while changes in the rate environment and product pricing lowered net interest income by $2 million. The Federal funds target interest rate was unchanged for both fourth quarter periods. The net interest margin between the comparable quarters was up 11 bp to 3.32% in the fourth quarter of 2012, comprised of a 16 bp higher interest rate spread (to 3.19%, as the yield on earning assets declined 11 bp and the rate on interest-bearing liabilities fell 27 bp) and a 5 bp lower contribution from net free funds (to 0.13%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds).

Average earning assets were $20.0 billion for the fourth quarter of 2012, an increase of $526 million from the fourth quarter of 2011, with average loans up $1.1 billion (predominantly in commercial loans) and investments down $562 million (primarily in mortgage-related securities). On the funding side, average interest-bearing deposits were up $963 million, while average demand deposits increased $794 million. Average short and long-term funding balances decreased $1.2 billion, comprised of an $813 million decrease in repurchase agreements, a $168 million decrease in other short-term funding, and a $237 million decrease in long-term funding.

Credit quality continued to improve during 2012 with nonaccrual loans declining to $253 million (1.64% of total loans) at December 31, 2012, compared to $357 million (2.54% of total loans) at December 31, 2011. Compared to the fourth quarter of 2011, potential problem loans were down 36% to $361 million. Annualized net charge offs represented 0.55% of average loans for the fourth quarter of 2012, compared to 0.64% for the fourth quarter of 2011. The allowance for loan losses to loans at December 31, 2012 was 1.93%, compared to 2.70% at December 31, 2011. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income for the fourth quarter of 2012 increased $6 million (9%) to $78 million versus the fourth quarter of 2011. Core fee-based revenues of $54 million were up $1 million (2%) versus the comparable quarter in 2011, primarily in card-based and other nondeposit fees. Net mortgage banking increased $4 million from the fourth quarter of 2011, predominantly due to a $3 million decline in mortgage servicing rights expense. Asset losses were nominal for the fourth quarter of 2012 compared to asset losses of $2 million in the fourth quarter of 2011, primarily due to lower write-downs of other real estate owned. All remaining noninterest income categories on a combined basis were relatively level (down less than 1%).

On a comparable quarter basis, noninterest expense increased $4 million (2%) to $176 million in the fourth quarter of 2012. Personnel expense increased $8 million (9%) from the fourth quarter of 2011, with salary-related expenses up $4 million and fringe benefit expenses up $4 million. Occupancy expense increased $3 million due to lease breakage expense related to the Corporation’s efficiency initiatives. Losses other than loans decreased $9 million (74%), primarily due to the recognition of litigation reserves on the settlement of a legal matter during the fourth quarter of 2011. All remaining noninterest expense categories on a combined basis were up $2 million (3%).

For the fourth quarter of 2012, the Corporation recognized income tax expense of $13 million, compared to income tax expense of $9 million for the fourth quarter of 2011. The change in income tax was primarily due to the level of pretax income between the comparable quarters, as well as a reversal of certain prior years’ tax reserves during both the fourth quarter of 2012 and 2011.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2012 and 2011.

	2012 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$180,470	$178,656	$178,585	$180,573
Interest expense	19,015	23,054	24,318	25,905

Net interest income	161,455	155,602	154,267	154,668
Provision for loan losses	3,000	—	—	—
Investment securities gains, net	152	3,506	563	40
Income before income taxes	60,032	66,887	64,188	63,352
Net income available to common equity	45,328	45,095	42,017	41,333

Basic earnings per common share	$0.26	$0.26	$0.24	$0.24
Diluted earnings per common share	$0.26	$0.26	$0.24	$0.24
Basic weighted average common shares outstanding	170,707	171,650	172,839	173,846
Diluted weighted average common shares outstanding	170,896	171,780	172,841	173,848

	2011 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$181,282	$185,095	$188,651	$186,594
Interest expense	29,457	31,935	34,528	32,871

Net interest income	151,825	153,160	154,123	153,723
Provision for loan losses	1,000	4,000	16,000	31,000
Investment securities losses, net	(310)	(744)	(36)	(22)
Income before income taxes	50,030	58,676	43,992	30,729
Net income available to common equity	39,825	34,034	25,570	15,440

Basic earnings per common share	$0.23	$0.20	$0.15	$0.09
Diluted earnings per common share	$0.23	$0.20	$0.15	$0.09
Basic weighted average common shares outstanding	173,523	173,418	173,323	173,213
Diluted weighted average common shares outstanding	173,523	173,418	173,327	173,217

2011 Compared to 2010

The Corporation recorded net income available to common equity for 2011 of $115 million, or diluted earnings per common share of $0.66. For 2010, net loss available to common equity was $30 million, or a net loss of $0.18 for diluted earnings per common share. Cash dividends of $0.04 per common share were paid in 2011, unchanged from cash dividends of $0.04 per common share paid in 2010. Key factors behind these results are discussed below.

Credit quality continued to improve during 2011. Nonaccrual loans were $357 million at December 31, 2011, a decrease of $217 million (38%) from December 31, 2010. Potential problem loans declined to $566 million, a decrease of $398 million (41%) from December 31, 2010. At December 31, 2011, the allowance for loan losses to total loans ratio was 2.70%, covering 106% of nonaccrual loans, compared to 3.78% at December 31, 2010, covering 83% of nonaccrual loans. The provision for loan losses was $52 million for 2011, with net charge offs to average loans of 1.13% (compared to a provision for loan losses of $390 million and a net charge off ratio of 3.69% for 2010).

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

At December 31, 2011, total loans were $14.0 billion, up 11% from year-end 2010, with growth in most loan categories (commercial and business lending was up $710 million, commercial real estate lending was up $255 million, and residential mortgage loans were up $605 million, while retail loans decreased $156 million). Total deposits at December 31, 2011, were $15.1 billion, down 1% from year-end 2010, consistent with the Corporation’s strategy for reducing its utilization of network transaction deposits and brokered deposits.

Noninterest income was $273 million for 2011, $62 million or 19% lower than 2010. Core fee-based revenues totaled $236 million for 2011, down $19 million or 8% from $255 million for 2010. Net mortgage banking income was $13 million for 2011, a decrease of $20 million from 2010, primarily attributable to lower gains on sales of mortgage loans related to the lower secondary mortgage production experienced during 2011. Net investment securities losses were $1 million for 2011, compared to net investment securities gains of $25 million for 2010 (predominantly from gains on sales of mortgage-related securities). Collectively, all remaining noninterest income categories were $26 million, up $4 million compared to 2010.

Noninterest expense for 2011 was $651 million, an increase of $30 million or 5% over 2010. Personnel expense was $360 million, up $35 million (11%) over 2010, reflecting the Corporation’s investment in personnel. While nonpersonnel noninterest expenses on an aggregate basis were down modestly (2%) compared to 2010, including an $18 million decrease in FDIC insurance, partially offset by a $6 million increase in occupancy expense and a $5 million increase in business development and advertising. The efficiency ratio was 70.66% for 2011 and 63.29% for 2010.

Income tax expense for 2011 was $44 million, compared to an income tax benefit of $40 million for 2010. The change in income tax was primarily due to the level of pretax income (loss) between the years.

Recent Developments

On January 22, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.08 per common share, payable on March 15, 2013, to shareholders of record at the close of business on March 1, 2013. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock, payable on March 15, 2013, to shareholders of record at the close of business on March 1, 2013. These cash dividends have not been reflected in the accompanying consolidated financial statements.

On January 22, 2013, the Board of Directors of Associated Banc-Corp approved amendments to the Corporation’s Supplemental Executive Retirement Plan (the “Plan”). One such amendment reduces the time period required for participants’ benefits under the Plan to vest, from five years of service to immediate vesting. The Plan was also amended as it relates to the timing of contributions to the Corporation’s 401(K) and Retirement Account Plan.

The Corporation repurchased approximately 1.8 million shares of common stock during January 2013.

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted the (1) fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Bank intends to vigorously defend this lawsuit. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

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

Allowance for Loan Losses:  Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements as well as the “Allowance for Loan Losses” section.

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

The Corporation conducted its annual impairment testing in May 2012. In addition, management assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test during 2011 indicated that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step two analysis was not required. For 2010, the annual review of goodwill indicated that the carrying value of the banking segment exceeded its estimated fair value. Therefore, a step two analysis was performed for this segment, which indicated that the implied fair value of the goodwill of the banking segment exceeded the carrying value of the banking segment and no impairment charge was calculated or recorded. There were no impairment charges recorded in 2012, 2011, or 2010, respectively.

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

In connection with obtaining an independent third party valuation, management provides certain information and assumptions that is utilized in the implied fair value calculation. Assumptions critical to the process include discount rates, asset and liability growth rates, and other income and expense estimates. The Corporation provided the best information currently available to estimate future performance for each reporting unit; however, future adjustments to these projections may be necessary if conditions differ substantially from the assumptions utilized in making these assumptions. See also Note 4, “Goodwill and Intangible Assets,” of the notes to the consolidated financial statements.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at December 31, 2012, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $6 million (or 12%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 15%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See also Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedging Activities:  In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 1, “Summary of Significant Accounting Policies,” Note 14, “Derivative and Hedging Activities,” and Note 16, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Interest Rate Risk.”

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

Future Accounting Pronouncements

New accounting policies adopted by the Corporation during 2012 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In February 2013, the FASB issued an amendment requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These disclosures may be presented on the face of the income statement or in the notes to consolidated financial statements, depending upon the specific accounting guidance for the reclassification out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012, with early adoption permitted. The Corporation will adopt the accounting standard during 2013, as required.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED BANC-CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$563,304	$454,958
Interest-bearing deposits in other financial institutions	147,434	154,562
Federal funds sold and securities purchased under agreements to resell	27,135	7,075
Investment securities held to maturity, at amortized cost	39,877	—
Investment securities available for sale, at fair value	4,926,758	4,937,483
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	166,774	191,188
Loans held for sale	261,410	249,195
Loans	15,411,022	14,031,071
Allowance for loan losses	(297,409)	(378,151)
Loans, net	15,113,613	13,652,920
Premises and equipment, net	253,958	223,736
Goodwill	929,168	929,168
Other intangible assets, net	61,176	67,574
Trading assets	70,711	73,253
Other assets	926,417	983,105
Total assets	$23,487,735	$21,924,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,759,556	$3,928,792
Interest-bearing deposits	12,180,309	11,161,863
Total deposits	16,939,865	15,090,655
Federal funds purchased and securities sold under agreements to repurchase	750,455	1,514,485
Other short-term funding	1,576,484	1,000,000
Long-term funding	1,015,346	1,177,071
Trading liabilities	76,343	80,046
Accrued expenses and other liabilities	192,843	196,166
Total liabilities	20,551,336	19,058,423
Stockholders’ equity
Preferred equity	63,272	63,272
Common stock	1,750	1,746
Surplus	1,602,136	1,586,401
Retained earnings	1,281,811	1,148,773
Accumulated other comprehensive income	48,603	65,602
Treasury stock, at cost	(61,173)	—
Total stockholders’ equity	2,936,399	2,865,794
Total liabilities and stockholders’ equity	$23,487,735	$21,924,217

Preferred shares issued	65,000	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	174,591,841
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	4,773,146	—

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2012	2011	2010
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$595,965	$582,739	$608,487
Interest and dividends on investment securities
Taxable	86,945	123,371	155,032
Tax exempt	28,655	29,937	33,915
Other interest	6,719	5,575	8,692
Total interest income	718,284	741,622	806,126
INTEREST EXPENSE
Interest on deposits	41,431	65,748	106,023
Interest on Federal funds purchased and securities sold under agreements to repurchase	2,687	6,196	7,196
Interest on other short-term funding	3,294	6,215	787
Interest on long-term funding	44,880	50,632	58,341
Total interest expense	92,292	128,791	172,347
NET INTEREST INCOME	625,992	612,831	633,779
Provision for loan losses	3,000	52,000	390,010
Net interest income after provision for loan losses	622,992	560,831	243,769
NONINTEREST INCOME
Trust service fees	40,737	39,145	37,853
Service charges on deposit accounts	68,917	75,908	96,740
Card-based and other nondeposit fees	47,862	57,905	59,299
Insurance commissions	47,014	45,554	43,829
Brokerage and annuity commissions	15,643	17,230	17,427
Mortgage banking, net	63,500	12,723	33,136
Capital market fees, net	14,241	8,711	6,072
Bank owned life insurance income	13,952	14,896	15,761
Asset losses, net	(12,096)	(12,199)	(12,065)
Investment securities gains (losses), net:
Realized gains (losses), net	4,261	(228)	28,854
Other-than-temporary impairments	(59)	(2,417)	(6,058)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	59	1,533	2,121
Total investment securities gains (losses), net	4,261	(1,112)	24,917
Other	9,259	14,358	12,493
Total noninterest income	313,290	273,119	335,462
NONINTEREST EXPENSE
Personnel expense	381,404	360,144	325,063
Occupancy	60,794	55,939	49,937
Equipment	23,566	19,873	18,371
Data processing	43,548	32,475	29,714
Business development and advertising	21,303	23,038	18,385
Other intangible amortization	4,195	4,714	4,919
Loan expense	12,285	12,008	9,965
Legal and professional fees	31,232	18,205	20,439
Losses other than loans	12,258	17,921	14,793
Foreclosure / OREO expense	15,069	21,393	23,783
FDIC expense	19,478	28,484	46,377
Other	56,691	56,329	58,513
Total noninterest expense	681,823	650,523	620,259
Income (loss) before income taxes	254,459	183,427	(41,028)
Income tax expense (benefit)	75,486	43,728	(40,172)
Net income (loss)	178,973	139,699	(856)
Preferred stock dividends and discount accretion	5,200	24,830	29,531
Net income (loss) available to common equity	$173,773	$114,869	$(30,387)

Earnings (loss) per common share:
Basic	$1.00	$0.66	$(0.18)
Diluted	$1.00	$0.66	$(0.18)
Average common shares outstanding:
Basic	172,255	173,370	171,230
Diluted	172,357	173,372	171,230

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	($ in Thousands)
Net income (loss)	$178,973	$139,699	$(856)
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(19,042)	71,606	(38,278)
Reclassification adjustment for net (gains) losses realized in net income (loss)	(4,261)	1,112	(24,917)
Income tax (expense) benefit	9,651	(28,566)	24,785
Other comprehensive income (loss) on investment securities available for sale	(13,652)	44,152	(38,410)
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	242	467	467
Net gain (loss), net of amortization	(6,941)	(14,810)	2,271
Income tax (expense) benefit	2,366	5,674	(1,106)
Other comprehensive income (loss) on pension and postretirement obligations	(4,333)	(8,669)	1,632
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	6	(557)	(4,542)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income (loss)	1,954	4,708	6,013
Income tax expense	(974)	(1,658)	(499)
Other comprehensive income on cash flow hedging relationships	986	2,493	972
Total other comprehensive income (loss)	(16,999)	37,976	(35,806)
Comprehensive income (loss)	$161,974	$177,675	$(36,662)

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Preferred Equity		Common Stock			Retained Earnings		Treasury Stock
	Shares	Amount	Shares	Amount	Surplus				Total
	(In Thousands, except per share data)

Balance, December 31, 2009	525	$511,107	128,428	$1,284	$1,082,335	$1,081,156	$63,432	$(706)	$2,738,608

Comprehensive loss:
Net loss	—	—	—	—	—	(856)	—	—	(856)
Other comprehensive loss	—	—	—	—	—	—	(35,806)	—	(35,806)

Comprehensive loss									(36,662)

Common stock issued:
Issuance of common stock	—	—	44,843	448	477,910	—	—	—	478,358
Stock-based compensation plans, net	—	—	616	7	4,080	(2,155)	—	1,536	3,468
Purchase of treasury stock	—	—	—	—	—	—	—	(830)	(830)
Cash dividends:
Common stock, $0.04 per share	—	—	—	—	—	(6,948)	—	—	(6,948)
Preferred stock	—	—	—	—	—	(26,250)	—	—	(26,250)
Accretion of preferred stock discount	—	3,281	—	—	—	(3,281)	—	—	—
Stock-based compensation expense, net	—	—	—	—	9,036	—	—	—	9,036
Tax impact of stock-based compensation	—	—	—	—	11	—	—	—	11

Balance, December 31, 2010	525	$514,388	173,887	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791

Comprehensive income:
Net income	—	—	—	—	—	139,699	—	—	139,699
Other comprehensive income	—	—	—	—	—	—	37,976	—	37,976

Comprehensive income									177,675

Common stock issued:
Stock-based compensation plans, net	—	—	704	7	4,350	(785)	—	659	4,231
Purchase of treasury stock	—	—	—	—	—	—	—	(659)	(659)
Cash dividends:
Common stock, $0.04 per share	—	—	—	—	—	(6,977)	—	—	(6,977)
Preferred stock	—	—	—	—	—	(14,218)	—	—	(14,218)
Issuance of preferred stock	65	63,272	—	—	—		—	—	63,272
Redemption of preferred stock	(525)	(525,000)	—	—	—	—	—	—	(525,000)
Accretion of preferred stock discount	—	10,612	—	—	—	(10,612)	—	—	—
Stock-based compensation expense, net	—	—	—	—	11,024	—	—	—	11,024
Tax impact of stock-based compensation	—	—	—	—	(2,345)	—	—	—	(2,345)

Balance, December 31, 2011	65	$63,272	174,591	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794

Comprehensive income:
Net income	—	—	—	—	—	178,973	—	—	178,973
Other comprehensive loss	—	—	—	—	—	—	(16,999)	—	(16,999)

Comprehensive income									161,974

Common stock issued:
Stock-based compensation plans, net	—	—	422	4	761	(1,101)	—	481	145
Purchase of treasury stock	—	—	—	—	—	—	—	(61,654)	(61,654)
Cash dividends:
Common stock, $0.23 per share	—	—	—	—	—	(39,634)	—	—	(39,634)
Preferred stock	—	—	—	—	—	(5,200)	—	—	(5,200)
Stock-based compensation expense, net	—	—	—	—	15,759	—	—	—	15,759
Tax impact of stock-based compensation	—	—	—	—	(785)	—	—	—	(785)

Balance, December 31, 2012	65	$63,272	175,013	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$178,973	$139,699	$(856)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,000	52,000	390,010
Depreciation and amortization	43,611	33,628	30,108
Addition to valuation allowance on mortgage servicing rights, net	2,383	7,403	3,067
Amortization of mortgage servicing rights	23,348	25,830	22,942
Amortization of other intangible assets	4,195	4,714	4,919
Amortization and accretion on earning assets, funding, and other, net	55,101	65,670	62,714
Deferred income taxes	54,294	34,742	50,808
Tax impact of stock-based compensation	(785)	(2,345)	11
(Gain) loss on sales of investment securities, net, and impairment write-downs	(4,261)	1,112	(24,917)
Loss on sales of assets and impairment write-downs, net	12,096	12,199	12,065
Gain on mortgage banking activities, net	(60,312)	(31,628)	(34,967)
Mortgage loans originated and acquired for sale	(2,797,431)	(1,855,037)	(2,314,557)
Proceeds from sales of mortgage loans held for sale	2,822,000	1,764,801	2,259,789
Decrease in interest receivable	534	5,062	13,466
Decrease in interest payable	(5,723)	(1,232)	(4,051)
Net change in other assets and other liabilities	19,461	53,169	38,871
Net cash provided by operating activities	350,484	309,787	509,422
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	(1,637,901)	(1,754,499)	616,608
Purchases of:
Investment securities	(2,131,026)	(777,309)	(3,369,225)
Premises, equipment, and software, net of disposals	(83,973)	(76,648)	(34,595)
Other assets	(5,968)	(3,061)	(15,516)
Proceeds from:
Sales of investment securities	299,782	176,267	971,662
Calls and maturities of investment securities	1,723,504	1,776,245	2,027,847
Sales, prepayments, calls and maturities of other assets	70,920	50,417	67,400
Sales of loans originated for investment	130,940	136,051	352,589
Net cash provided by (used in) investing activities	(1,633,722)	(472,537)	616,770
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,969,055	(134,738)	(1,503,220)
Net decrease in deposits due to branch sales	(113,622)	—	—
Net increase (decrease) in short-term funding	(187,546)	767,103	520,529
Repayment of long-term funding	(311,621)	(670,104)	(940,361)
Proceeds from issuance of long-term funding	154,738	432,504	400,000
Proceeds from issuance of common stock	—	—	478,358
Proceeds from issuance of preferred stock	—	63,272	—
Redemption of preferred stock	—	(525,000)	—
Cash dividends on common stock	(39,634)	(6,977)	(6,948)
Cash dividends on preferred stock	(5,200)	(14,218)	(26,250)
Purchase of treasury stock	(61,654)	(659)	(830)
Net cash provided by (used in) financing activities	1,404,516	(88,817)	(1,078,722)
Net increase (decrease) in cash and cash equivalents	121,278	(251,567)	47,470
Cash and cash equivalents at beginning of period	616,595	868,162	820,692
Cash and cash equivalents at end of period	$737,873	$616,595	$868,162

Supplemental disclosures of cash flow information:
Cash paid for interest	$97,938	$129,720	$175,776
Cash received for income taxes	(9,722)	(10,839)	(93,723)
Loans and bank premises transferred to other real estate owned	39,511	48,752	49,427
Capitalized mortgage servicing rights	23,528	17,476	26,165

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011, and 2010

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

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiaries. Investments in unconsolidated entities (none of which are considered to be variable interest entities in which the Corporation is the primary beneficiary) are accounted for using the cost method of accounting when the Corporation has determined that the cost method is appropriate. Investments not meeting the criteria for cost method accounting are accounted for using the equity method of accounting. Investments in unconsolidated entities are included in other assets, and the Corporation’s share of income or loss is recorded in other noninterest income, while distributions in excess of the investment are recorded in gain on assets.

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

Investment Securities

Securities are classified as held to maturity or available for sale at the time of purchase. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, the Corporation considers the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income (loss). See Note 2 for additional information on investment securities.

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

Interest income on loans is based on the principal balance outstanding computed using the effective interest method. The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due, while the accrual of interest income for consumer loans is discontinued when loans reach specific delinquency levels. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.

While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge off of identified losses, if any) is deemed to be fully collectible. The determination as to the ultimate collectability of the asset’s remaining recorded investment must be supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained performance and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A sustained period of repayment performance generally would be a minimum of six months.

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

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income (loss). At December 31, 2012 and 2011, there was no market valuation adjustment to loans held for sale. Holding costs are treated as period costs.

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

The allocation methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful, or loss). The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance for loan losses is available to absorb losses from any segment of the portfolio.

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

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the fair value of the underlying property collateral, less estimated selling costs. This fair value becomes the new cost basis for the foreclosed asset. The initial write-down, if any, will be recorded as a charge off against the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed as incurred. Other real estate owned also includes bank premises formerly but no longer used for banking as well as property originally acquired for future expansion but no longer intended to be used for that purpose. Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred. Other real estate owned totaled $35 million and $41 million at December 31, 2012 and 2011, respectively.

Reserve for Unfunded Commitments

A reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities in the consolidated balance sheets. The determination of the appropriate level of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the reserve for unfunded commitments are included in losses other than loans in the consolidated statements of income (loss).

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

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets:  The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 14 years for both 2012 and 2011). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Any impairment of goodwill or other intangibles will be recognized as an expense in the period of impairment and such impairment could be material. The Corporation completes the annual goodwill impairment test by reporting unit as of May 1 of each year. Note 4 includes a summary of the Corporation’s goodwill, core deposit intangibles, and other intangibles.

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights assets generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 4 for additional information on mortgage servicing rights.

Income Taxes

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the amount of taxes paid in available carryback years, projected future taxable income, and, if necessary, tax planning strategies in making this assessment.

The Corporation files a consolidated federal income tax return and individual or consolidated state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are offset by other subsidiaries that incur federal tax liabilities.

It is the Corporation’s policy to provide for uncertain tax positions as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2012 and 2011, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 12 for additional information on income taxes.

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

Stock-Based Compensation

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards and salary shares is their fair market value on the date of grant. The fair value of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair value of salary shares is recognized as compensation expense on the date of grant. Compensation expense recognized is included in personnel expense in the consolidated statements of income (loss). See Note 10 for additional information on stock-based compensation.

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

New Accounting Pronouncements Adopted

In September 2011, the FASB issued amendments intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The amendments are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Corporation adopted the accounting standard as of January 1, 2012, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 4 for required disclosures on goodwill.

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

In May 2011, the FASB issued guidance on measuring fair value to create common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements for measuring fair value and for disclosing information about fair value measurements. The amendments also clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements. The amendments are effective for interim and annual periods beginning after December 15, 2011. The Corporation adopted the accounting standard as of January 1, 2012, with no material impact on its results of operations, financial position, and liquidity. See Note 16 for required disclosures on fair value measurements.

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

NOTE 2    INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale and held to maturity were as follows.

December 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,003	$1	$—	$1,004
Obligations of state and political subdivisions (municipal securities)	755,644	45,599	(55)	801,188
Residential mortgage-related securities	3,714,289	93,742	(3,727)	3,804,304
Commercial mortgage-related securities	226,420	2,809	(1,063)	228,166
Other securities (debt and equity)	90,622	1,549	(75)	92,096

Total investment securities available for sale	$4,787,978	$143,700	$(4,920)	$4,926,758

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$39,877	$98	$(296)	$39,679

Total investment securities held to maturity	$39,877	$98	$(296)	$39,679

December 31, 2011:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,000	$1	$—	$1,001
Federal agency securities	24,031	18	—	24,049
Obligations of state and political subdivisions (municipal securities)	797,691	49,583	(28)	847,246
Residential mortgage-related securities	3,674,696	112,357	(1,463)	3,785,590
Commercial mortgage-related securities	16,647	1,896	—	18,543
Asset-backed securities(1)	188,439	—	(707)	187,732
Other securities (debt and equity)	72,896	1,891	(1,465)	73,322

Total investment securities available for sale	$4,775,400	$165,746	$(3,663)	$4,937,483

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2012, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$49,605	$48,477	$—	$—
Due after one year through five years	215,006	223,764	—	—
Due after five years through ten years	522,815	557,001	10,917	10,884
Due after ten years	59,826	64,995	28,960	28,795

Total debt securities	847,252	894,237	39,877	39,679
Residential mortgage-related securities	3,714,289	3,804,304	—	—
Commercial mortgage-related securities	226,420	228,166	—	—
Equity securities	17	51	—	—

Total investment securities	$4,787,978	$4,926,758	$39,877	$39,679

For 2012, net investment securities gains of $4 million were primarily attributable to gains on sales of equity, mortgage-related, and trust preferred debt securities. Net investment securities losses of $1 million for 2011 were primarily attributable to credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including write-downs on trust preferred debt securities and various equity securities). Net investment securities gains of $25 million for 2010 were attributable to gains of $29 million on the sale of residential mortgage-related, federal agency, and municipal securities, partially offset by $4 million of credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including write-downs on trust preferred debt securities and various equity securities).

Total proceeds and gross realized gains and losses from sales and write-downs of investment securities (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were as follows.

	2012	2011	2010
	($ in Thousands)
Gross gains	$4,481	$—	$28,939
Gross losses	(220)	(1,112)	(4,022)

Investment securities gains (losses), net	$4,261	$(1,112)	$24,917
Proceeds from sales of investment securities	299,782	176,267	971,662

Pledged securities with a carrying value of approximately $2.6 billion and $3.3 billion at December 31, 2012, and December 31, 2011, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Less than 12 months			12 months or more			Total

December 31, 2012	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	15	$(42)	$5,065	1	$(13)	$348	$(55)	$5,413
Residential mortgage-related securities	30	(3,727)	892,964	—	—	—	(3,727)	892,964
Commercial mortgage-related securities	2	(1,063)	102,474	—	—	—	(1,063)	102,474
Other debt securities	—	—	—	1	(75)	111	(75)	111

Total		$(4,832)	$1,000,503		$(88)	$459	$(4,920)	$1,000,962

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	56	$(296)	$28,265	—	$—	$—	$(296)	$28,265

Total		$(296)	$28,265		$—	$—	$(296)	$28,265

The Corporation reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-

temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the other-than-temporary impairment analysis include, the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, with regards to its debt securities, the Corporation may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral. For certain debt securities in unrealized loss positions, the Corporation prepares cash flow analyses to compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security.

Based on the Corporation’s evaluation, management does not believe any unrealized loss at December 31, 2012, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At December 31, 2012, the unrealized loss position on other debt securities was attributable to a pooled trust preferred debt security. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities during 2011 and 2012.

	Non-agency Mortgage-Related Securities	Trust Preferred Debt Securities	Total

	$ in Thousands
Balance of credit-related other-than-temporary impairment at December 31, 2010	$(17,556)	$(10,019)	$(27,575)
Credit losses on newly identified impairment	(2)	(816)	(818)

Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)
Reduction due to credit impaired securities sold	17,026	4,499	21,525

Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value approximates amortized cost. At December 31, 2012, and 2011, the Corporation had FHLB stock of $96 million and $121 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million and $70 million at December 31, 2012 and 2011, respectively.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2012, 2011, or 2010, respectively. The FHLB of Chicago initiated tender offers for certain of its shares during 2012, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender offers and reduced its equity holdings in the FHLB of Chicago by $25 million.

NOTE 3    LOANS:

Loans at December 31 are summarized below.

	2012	2011
	($ in Thousands)
Commercial and industrial	$4,502,021	$3,724,736
Commercial real estate — owner occupied	1,219,747	1,086,829
Lease financing	64,196	58,194

Commercial and business lending	5,785,964	4,869,759
Commercial real estate — investor	2,906,759	2,563,767
Real estate construction	655,381	584,046

Commercial real estate lending	3,562,140	3,147,813

Total commercial	9,348,104	8,017,572
Home equity	2,219,494	2,504,704
Installment	466,727	557,782

Total retail	2,686,221	3,062,486
Residential mortgage	3,376,697	2,951,013

Total consumer	6,062,918	6,013,499

Total loans	$15,411,022	$14,031,071

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below.

2012
($ in Thousands)
Balance at beginning of year	$37,751
New loans	15,010
Repayments	(14,610)
Changes due to status of executive officers and directors	(1,180)

Balance at end of year	$36,971

A summary of the changes in the allowance for loan losses for the years indicated was as follows.

	2012	2011	2010
	($ in Thousands)
Balance at beginning of year	$378,151	$476,813	$573,533
Provision for loan losses	3,000	52,000	390,010
Charge offs	(117,046)	(189,732)	(528,492)
Recoveries	33,304	39,070	41,762

Net charge offs	(83,742)	(150,662)	(486,730)

Balance at end of year	$297,409	$378,151	$476,813

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

A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2012, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment	Residential mortgage	Total

Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	(1,645)	(5,184)	(645)	(14,304)	873	16,909	(501)	7,497	3,000
Charge offs	(43,240)	(4,080)	(797)	(14,000)	(3,588)	(34,125)	(3,057)	(14,159)	(117,046)
Recoveries	18,363	453	1,899	4,796	2,129	3,898	1,234	532	33,304

Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$8,790	$654	$—	$5,241	$1,079	$868	$—	$155	$16,787
Ending balance impaired loans collectively evaluated for impairment	$4,951	$3,157	$—	$4,446	$2,332	$23,712	$1,155	$12,751	$52,504

Total impaired loans	$13,741	$3,811	$—	$9,687	$3,411	$24,580	$1,155	$12,906	$69,291
Ending balance all other loans collectively evaluated for impairment	$84,111	$23,578	$3,024	$53,494	$17,330	$32,246	$3,144	$11,191	$228,118

Total	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Loans:
Ending balance impaired loans individually evaluated for impairment	$27,213	$16,602	$3,024	$48,894	$20,794	$4,671	$—	$11,330	$132,528
Ending balance impaired loans collectively evaluated for impairment	$40,109	$21,504	$7	$51,453	$11,038	$44,512	$2,491	$70,313	$241,427

Impaired loan subtotal	$67,322	$38,106	$3,031	$100,347	$31,832	$49,183	$2,491	$81,643	$373,955
Ending balance all other loans collectively evaluated for impairment	$4,434,699	$1,181,641	$61,165	$2,806,412	$623,549	$2,170,311	$464,236	$3,295,054	$15,037,067

Total	$4,502,021	$1,219,747	$64,196	$2,906,759	$655,381	$2,219,494	$466,727	$3,376,697	$15,411,022

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

At December 31, 2012, the allowance for loan losses declined and the loan portfolio segment allocations also declined relative to December 31, 2011. The change in the allowance for loan losses portfolio allocations was primarily due to improved credit quality metrics. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2011, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment	Residential mortgage	Total

Balance at Dec 31, 2010	$137,770	$54,320	$7,396	$111,264	$56,772	$55,090	$17,328	$36,873	$476,813
Provision for loan losses	8,916	(11,144)	(6,611)	(762)	(4,744)	54,476	3,845	8,024	52,000
Charge offs	(38,662)	(9,485)	(173)	(29,479)	(38,222)	(42,623)	(16,134)	(14,954)	(189,732)
Recoveries	16,350	2,509	1,955	5,666	7,521	3,201	1,584	284	39,070

Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,619	$3,608	$161	$16,623	$4,919	$2,922	$—	$957	$36,809
Ending balance impaired loans collectively evaluated for impairment	$7,688	$3,962	$34	$8,378	$4,266	$27,914	$2,021	$13,707	$67,970

Total impaired loans	$15,307	$7,570	$195	$25,001	$9,185	$30,836	$2,021	$14,664	$104,779
Ending balance all other loans collectively evaluated for impairment	$109,067	$28,630	$2,372	$61,688	$12,142	$39,308	$4,602	$15,563	$273,372

Total	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151

Loans:
Ending balance impaired loans individually evaluated for impairment	$41,474	$26,049	$9,792	$85,287	$31,933	$9,542	$—	$11,401	$215,478
Ending balance impaired loans collectively evaluated for impairment	$37,153	$17,807	$852	$57,482	$20,850	$46,315	$3,730	$70,269	$254,458

Impaired loan subtotal	$78,627	$43,856	$10,644	$142,769	$52,783	$55,857	$3,730	$81,670	$469,936
Ending balance all other loans collectively evaluated for impairment	$3,646,109	$1,042,973	$47,550	$2,420,998	$531,263	$2,448,847	$554,052	$2,869,343	$13,561,135

Total	$3,724,736	$1,086,829	$58,194	$2,563,767	$584,046	$2,504,704	$557,782	$2,951,013	$14,031,071

The following table presents commercial loans by credit quality indicator at December 31, 2012.

	Pass	Special Mention	Potential Problem	Impaired	Total

	($ Thousands)
Commercial and industrial	$4,208,478	$97,787	128,434	$67,322	$4,502,021
Commercial real estate — owner occupied	1,030,632	51,417	99,592	38,106	1,219,747
Lease financing	58,099	2,802	264	3,031	64,196

Commercial and business lending	5,297,209	152,006	228,290	108,459	5,785,964
Commercial real estate — investor	2,634,035	65,309	107,068	100,347	2,906,759
Real estate construction	603,481	6,976	13,092	31,832	655,381

Commercial real estate lending	3,237,516	72,285	120,160	132,179	3,562,140

Total commercial	$8,534,725	$224,291	$348,450	$240,638	$9,348,104

The following table presents commercial loans by credit quality indicator at December 31, 2011.

	Pass	Special Mention	Potential Problem	Impaired	Total

	($ Thousands)
Commercial and industrial	$3,283,090	$209,713	153,306	$78,627	$3,724,736
Commercial real estate — owner occupied	853,517	53,090	136,366	43,856	1,086,829
Lease financing	46,570	822	158	10,644	58,194

Commercial and business lending	4,183,177	263,625	289,830	133,127	4,869,759
Commercial real estate — investor	2,055,124	135,668	230,206	142,769	2,563,767
Real estate construction	494,839	8,775	27,649	52,783	584,046

Commercial real estate lending	2,549,963	144,443	257,855	195,552	3,147,813

Total commercial	$6,733,140	$408,068	$547,685	$328,679	$8,017,572

The following table presents consumer loans by credit quality indicator at December 31, 2012.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total

	($ Thousands)
Home equity	$2,153,103	$13,538	3,670	$49,183	$2,219,494
Installment	462,016	2,109	111	2,491	466,727

Total retail	2,615,119	15,647	3,781	51,674	2,686,221
Residential mortgage	3,276,889	9,403	8,762	81,643	3,376,697

Total consumer	$5,892,008	$25,050	$12,543	$133,317	$6,062,918

The following table presents consumer loans by credit quality indicator at December 31, 2011.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total

	($ Thousands)
Home equity	$2,431,207	$12,189	5,451	$55,857	$2,504,704
Installment	551,227	2,592	233	3,730	557,782

Total retail	2,982,434	14,781	5,684	59,587	3,062,486
Residential mortgage	2,849,082	7,224	13,037	81,670	2,951,013

Total consumer	$5,831,516	$22,005	$18,721	$141,257	$6,013,499

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, nonaccrual and charge off policies.

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

The following table presents loans by past due status at December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due*	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$9,557	$1,782	$79	$11,418	$4,451,421	$4,462,839
Commercial real estate — owner occupied	10,420	633	308	11,361	1,184,132	1,195,493
Lease financing	—	12	—	12	61,153	61,165

Commercial and business lending	19,977	2,427	387	22,791	5,696,706	5,719,497
Commercial real estate — investor	8,424	5,048	366	13,838	2,834,234	2,848,072
Real estate construction	1,628	1,527	283	3,438	624,641	628,079

Commercial real estate lending	10,052	6,575	649	17,276	3,458,875	3,476,151

Total commercial	30,029	9,002	1,036	40,067	9,155,581	9,195,648
Home equity	10,151	3,387	96	13,634	2,166,645	2,180,279
Installment	1,300	809	1,013	3,122	461,767	464,889

Total retail	11,451	4,196	1,109	16,756	2,628,412	2,645,168
Residential mortgage	8,473	930	144	9,547	3,307,791	3,317,338

Total consumer	19,924	5,126	1,253	26,303	5,936,203	5,962,506

Total accruing loans	$49,953	$14,128	$2,289	$66,370	$15,091,784	$15,158,154

Nonaccrual loans
Commercial and industrial	$8,559	$791	$11,962	$21,312	$17,870	$39,182
Commercial real estate — owner occupied	1,489	1,749	11,819	15,057	9,197	24,254
Lease financing	15	—	9	24	3,007	3,031

Commercial and business lending	10,063	2,540	23,790	36,393	30,074	66,467
Commercial real estate — investor	197	3,072	30,928	34,197	24,490	58,687
Real estate construction	16	—	9,639	9,655	17,647	27,302

Commercial real estate lending	213	3,072	40,567	43,852	42,137	85,989

Total commercial	10,276	5,612	64,357	80,245	72,211	152,456
Home equity	1,456	2,518	28,474	32,448	6,767	39,215
Installment	153	141	586	880	958	1,838

Total retail	1,609	2,659	29,060	33,328	7,725	41,053
Residential mortgage	2,135	4,321	38,739	45,195	14,164	59,359

Total consumer	3,744	6,980	67,799	78,523	21,889	100,412

Total nonaccrual loans	$14,020	$12,592	$132,156	$158,768	$94,100	$252,868

Total loans
Commercial and industrial	$18,116	$2,573	$12,041	$32,730	$4,469,291	$4,502,021
Commercial real estate — owner occupied	11,909	2,382	12,127	26,418	1,193,329	1,219,747
Lease financing	15	12	9	36	64,160	64,196

Commercial and business lending	30,040	4,967	24,177	59,184	5,726,780	5,785,964
Commercial real estate — investor	8,621	8,120	31,294	48,035	2,858,724	2,906,759
Real estate construction	1,644	1,527	9,922	13,093	642,288	655,381

Commercial real estate lending	10,265	9,647	41,216	61,128	3,501,012	3,562,140

Total commercial	40,305	14,614	65,393	120,312	9,227,792	9,348,104
Home equity	11,607	5,905	28,570	46,082	2,173,412	2,219,494
Installment	1,453	950	1,599	4,002	462,725	466,727

Total retail	13,060	6,855	30,169	50,084	2,636,137	2,686,221
Residential mortgage	10,608	5,251	38,883	54,742	3,321,955	3,376,697

Total consumer	23,668	12,106	69,052	104,826	5,958,092	6,062,918

Total loans	$63,973	$26,720	$134,445	$225,138	$15,185,884	$15,411,022

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due*	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$3,513	$5,230	$3,755	$12,498	$3,656,163	$3,668,661
Commercial real estate — owner occupied	6,788	304	—	7,092	1,044,019	1,051,111
Lease financing	31	73	—	104	47,446	47,550

Commercial and business lending	10,332	5,607	3,755	19,694	4,747,628	4,767,322
Commercial real estate — investor	2,770	2,200	—	4,970	2,459,445	2,464,415
Real estate construction	873	123	481	1,477	540,763	542,240

Commercial real estate lending	3,643	2,323	481	6,447	3,000,208	3,006,655

Total commercial	13,975	7,930	4,236	26,141	7,747,836	7,773,977
Home equity	9,399	2,790	—	12,189	2,445,608	2,457,797
Installment	1,784	808	689	3,281	551,786	555,067

Total retail	11,183	3,598	689	15,470	2,997,394	3,012,864
Residential mortgage	6,320	904	—	7,224	2,880,234	2,887,458

Total consumer	17,503	4,502	689	22,694	5,877,628	5,900,322

Total accruing loans	$31,478	$12,432	$4,925	$48,835	$13,625,464	$13,674,299

Nonaccrual loans
Commercial and industrial	$5,374	$6,933	$20,792	$33,099	$22,976	$56,075
Commercial real estate — owner occupied	2,190	185	19,724	22,099	13,619	35,718
Lease financing	—	—	858	858	9,786	10,644

Commercial and business lending	7,564	7,118	41,374	56,056	46,381	102,437
Commercial real estate — investor	2,332	2,730	31,529	36,591	62,761	99,352
Real estate construction	36	482	18,625	19,143	22,663	41,806

Commercial real estate lending	2,368	3,212	50,154	55,734	85,424	141,158

Total commercial	9,932	10,330	91,528	111,790	131,805	243,595
Home equity	2,818	2,408	34,976	40,202	6,705	46,907
Installment	403	373	599	1,375	1,340	2,715

Total retail	3,221	2,781	35,575	41,577	8,045	49,622
Residential mortgage	1,981	4,301	43,153	49,435	14,120	63,555

Total consumer	5,202	7,082	78,728	91,012	22,165	113,177

Total nonaccrual loans	$15,134	$17,412	$170,256	$202,802	$153,970	$356,772

Total loans
Commercial and industrial	$8,887	$12,163	$24,547	$45,597	$3,679,139	$3,724,736
Commercial real estate — owner occupied	8,978	489	19,724	29,191	1,057,638	1,086,829
Lease financing	31	73	858	962	57,232	58,194

Commercial and business lending	17,896	12,725	45,129	75,750	4,794,009	4,869,759
Commercial real estate — investor	5,102	4,930	31,529	41,561	2,522,206	2,563,767
Real estate construction	909	605	19,106	20,620	563,426	584,046

Commercial real estate lending	6,011	5,535	50,635	62,181	3,085,632	3,147,813

Total commercial	23,907	18,260	95,764	137,931	7,879,641	8,017,572
Home equity	12,217	5,198	34,976	52,391	2,452,313	2,504,704
Installment	2,187	1,181	1,288	4,656	553,126	557,782

Total retail	14,404	6,379	36,264	57,047	3,005,439	3,062,486
Residential mortgage	8,301	5,205	43,153	56,659	2,894,354	2,951,013

Total consumer	22,705	11,584	79,417	113,706	5,899,793	6,013,499

Total loans	$46,612	$29,844	$175,181	$251,637	$13,779,434	$14,031,071

*	The recorded investment in loans past due 90 days or more and still accruing totaled $5 million at December 31, 2011 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at December 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*

	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,985	$65,521	$13,741	$56,508	$2,187
Commercial real estate — owner occupied	24,600	27,700	3,811	26,531	1,043
Lease financing	7	7	—	120	—

Commercial and business lending	82,592	93,228	17,552	83,159	3,230
Commercial real estate — investor	80,766	96,581	9,687	85,642	2,891
Real estate construction	16,299	22,311	3,411	19,122	437

Commercial real estate lending	97,065	118,892	13,098	104,764	3,328

Total commercial	179,657	212,120	30,650	187,923	6,558
Home equity	47,113	54,456	24,580	50,334	1,962
Installment	2,491	2,847	1,155	2,773	172

Total retail	49,604	57,303	25,735	53,107	2,134
Residential mortgage	72,408	81,959	12,906	76,989	2,211

Total consumer	122,012	139,262	38,641	130,096	4,345

Total loans	$301,669	$351,382	$69,291	$318,019	$10,903

Loans with no related allowance
Commercial and industrial	$9,337	$16,339	$—	$10,883	$229
Commercial real estate — owner occupied	13,506	16,582	—	14,425	68
Lease financing	3,024	3,024	—	3,896	—

Commercial and business lending	25,867	35,945	—	29,204	297
Commercial real estate — investor	19,581	28,531	—	20,490	173
Real estate construction	15,533	24,724	—	18,350	109

Commercial real estate lending	35,114	53,255	—	38,840	282

Total commercial	60,981	89,200	—	68,044	579
Home equity	2,070	2,269	—	2,164	36
Installment	—	—	—	—	—

Total retail	2,070	2,269	—	2,164	36
Residential mortgage	9,235	12,246	—	11,566	208

Total consumer	11,305	14,515	—	13,730	244

Total loans	$72,286	$103,715	$—	$81,774	$823

Total
Commercial and industrial	$67,322	$81,860	$13,741	$67,391	$2,416
Commercial real estate — owner occupied	38,106	44,282	3,811	40,956	1,111
Lease financing	3,031	3,031	—	4,016	—

Commercial and business lending	108,459	129,173	17,552	112,363	3,527
Commercial real estate — investor	100,347	125,112	9,687	106,132	3,064
Real estate construction	31,832	47,035	3,411	37,472	546

Commercial real estate lending	132,179	172,147	13,098	143,604	3,610

Total commercial	240,638	301,320	30,650	255,967	7,137
Home equity	49,183	56,725	24,580	52,498	1,998
Installment	2,491	2,847	1,155	2,773	172

Total retail	51,674	59,572	25,735	55,271	2,170
Residential mortgage	81,643	94,205	12,906	88,555	2,419

Total consumer	133,317	153,777	38,641	143,826	4,589

Total loans	$373,955	$455,097	$69,291	$399,793	$11,726

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2012.

The following table presents impaired loans at December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*

	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,380	$65,945	$15,307	$65,042	$2,265
Commercial real estate — owner occupied	27,456	31,221	7,570	28,938	587
Lease financing	1,176	1,176	195	1,792	40

Commercial and business lending	86,012	98,342	23,072	95,772	2,892
Commercial real estate — investor	101,704	117,469	25,001	107,153	3,552
Real estate construction	30,100	38,680	9,185	35,411	1,220

Commercial real estate lending	131,804	156,149	34,186	142,564	4,772

Total commercial	217,816	254,491	57,258	238,336	7,664
Home equity	52,756	58,221	30,836	56,069	1,909
Installment	3,730	4,059	2,021	4,135	217

Total retail	56,486	62,280	32,857	60,204	2,126
Residential mortgage	74,415	81,215	14,664	77,987	2,197

Total consumer	130,901	143,495	47,521	138,191	4,323

Total loans	$348,717	$397,986	$104,779	$376,527	$11,987

Loans with no related allowance
Commercial and industrial	$21,247	$27,631	$—	$23,514	$532
Commercial real estate — owner occupied	16,400	20,426	—	18,609	200
Lease financing	9,468	9,468	—	11,436	—

Commercial and business lending	47,115	57,525	—	53,559	732
Commercial real estate — investor	41,065	63,872	—	50,936	242
Real estate construction	22,683	41,636	—	30,937	330

Commercial real estate lending	63,748	105,508	—	81,873	572

Total commercial	110,863	163,033	—	135,432	1,304
Home equity	3,101	5,087	—	3,314	6
Installment	—	—	—	—	—

Total retail	3,101	5,087	—	3,314	6
Residential mortgage	7,255	7,806	—	7,376	117

Total consumer	10,356	12,893	—	10,690	123

Total loans	$121,219	$175,926	$—	$146,122	$1,427

Total
Commercial and industrial	$78,627	$93,576	$15,307	$88,556	$2,797
Commercial real estate — owner occupied	43,856	51,647	7,570	47,547	787
Lease financing	10,644	10,644	195	13,228	40

Commercial and business lending	133,127	155,867	23,072	149,331	3,624
Commercial real estate — investor	142,769	181,341	25,001	158,089	3,794
Real estate construction	52,783	80,316	9,185	66,348	1,550

Commercial real estate lending	195,552	261,657	34,186	224,437	5,344

Total commercial	328,679	417,524	57,258	373,768	8,968
Home equity	55,857	63,308	30,836	59,383	1,915
Installment	3,730	4,059	2,021	4,135	217

Total retail	59,587	67,367	32,857	63,518	2,132
Residential mortgage	81,670	89,021	14,664	85,363	2,314

Total consumer	141,257	156,388	47,521	148,881	4,446

Total loans	$469,936	$573,912	$104,779	$522,649	$13,414

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2011.

For the year ended December 31, 2010, the average recorded investment in impaired loans was $702 million, while the cash basis interest income recognized from impaired loans was $16 million.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $60 million recorded investment in loans modified in a troubled debt restructuring during the year ended December 31, 2012, of which, $28 million were in accrual status and $32 million were in nonaccrual pending a sustained period of repayment.

As of December 31, 2012 and December 31, 2011, there were $81 million and $87 million, respectively, of nonaccrual restructured loans, and $121 million and $113 million, respectively, of performing restructured loans, included within impaired loans. As of December 31, 2012, there were $8 million of commitments to lend additional funds to borrowers with restructured loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	December 31, 2012		December 31, 2011
	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*
	($ in Thousands)
Commercial and industrial	$28,140	$12,496	$22,552	$12,211
Commercial real estate — owner occupied	13,852	11,514	8,138	9,706
Commercial real estate — investor	41,660	25,221	43,417	30,303
Real estate construction	4,530	6,798	10,977	14,253
Home equity	9,968	6,698	8,950	6,268
Installment	653	674	1,015	1,163
Residential mortgage	22,284	17,189	18,115	13,589

	$121,087	$80,590	$113,164	$87,493

*	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2012 and 2011, respectively, and the recorded investment and unpaid principal balance as of December 31, 2012 and 2011, respectively.

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)
	($ in Thousands)
Commercial and industrial	85	$12,827	$15,834	104	$31,933	$36,844
Commercial real estate—owner occupied	27	11,978	12,766	22	15,841	19,741
Commercial real estate—investor	25	12,379	13,569	59	42,721	54,132
Real estate construction	31	2,955	3,549	33	18,308	23,802
Home equity	111	4,870	6,143	57	4,886	5,428
Installment	13	298	302	19	1,004	1,048
Residential mortgage	121	14,292	16,787	42	6,113	8,087

	413	$59,599	$68,950	336	$120,806	$149,082

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2012, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the year ended December 31, 2012.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the years ended December 31, 2012 and 2011, respectively, as well as the recorded investment in these restructured loans as of December 31, 2012 and 2011, respectively.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	16	$1,736	26	$2,880
Commercial real estate—owner occupied	10	4,729	6	2,094
Commercial real estate—investor	13	10,854	16	9,546
Real estate construction	5	1,695	10	2,846
Home equity	14	2,049	12	1,422
Installment	1	12	1	20
Residential mortgage	10	1,499	10	1,714

	69	$22,574	81	$20,522

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 4    GOODWILL AND INTANGIBLE ASSETS:

Goodwill:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Corporation conducted its annual impairment testing in May 2012. Management also assessed and determined during the fourth quarter of 2011 that an extended decline in the Corporation’s stock price qualified as a triggering event and as such, performed an interim impairment test. Both the annual impairment test and the interim impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for all of the reporting units. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. There were no impairment charges recorded in 2012, 2011, or 2010, respectively. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At December 31, 2012, the Corporation had goodwill of $929 million, including goodwill of $428 million assigned to the Commercial Banking reporting unit and goodwill of $501 million assigned to the Consumer Banking reporting unit. There was no change in the carrying amount of goodwill for the years ended December 31, 2012 or 2011.

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

	2012	2011	2010
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831	$41,831
Accumulated amortization	(34,044)	(30,815)	(27,121)

Net book value	$7,787	$11,016	$14,710

Amortization during the year	$3,229	$3,695	$3,750
Other intangibles:
Gross carrying amount	$19,283	$19,283	$20,433
Accumulated amortization	(11,843)	(10,877)	(11,008)

Net book value	$7,440	$8,406	$9,425

Amortization during the year	$966	$1,019	$1,169
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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. The Corporation recorded an other-than-temporary impairment of $15 million on mortgage servicing rights by reducing the capitalized costs and the valuation allowance on mortgage servicing rights during 2012 due to the uncertainty of the recoverability of the valuation allowance on mortgage servicing rights associated with the long-term, consistently low rate environment. See Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 16, “Fair Value Measurements,” which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	2012	2011	2010
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$75,855	$84,209	$80,986
Additions	23,528	17,476	26,165
Amortization	(23,348)	(25,830)	(22,942)
Other-than-temporary impairment	(14,610)	—	—

Mortgage servicing rights at end of year	$61,425	$75,855	$84,209

Valuation allowance at beginning of year	(27,703)	(20,300)	(17,233)
Additions, net	(2,383)	(7,403)	(3,067)
Other-than-temporary impairment	14,610	—	—

Valuation allowance at end of year	(15,476)	(27,703)	(20,300)

Mortgage servicing rights, net	$45,949	$48,152	$63,909

Fair value of mortgage servicing rights	$45,949	$48,152	$64,378
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,453,000	$7,321,000	$7,453,000
Mortgage servicing rights, net to servicing portfolio	0.62%	0.66%	0.86%
Mortgage servicing rights expense(1)	$25,731	$33,233	$26,009

1)	Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income (loss).

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2012. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2013	$3,100	$900	$15,100
2014	2,900	900	11,000
2015	1,400	800	8,100
2016	300	800	6,200
2017	$100	$800	$4,800

NOTE 5    PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows.

	Estimated Useful Lives	2012			2011
		Cost	Accumulated Depreciation	Net Book Value	Net Book Value
		($ in Thousands)
Land	—	$46,378	$—	$46,378	$44,581
Land improvements	3 – 15 years	9,973	3,561	6,412	6,309
Buildings	5 – 39 years	234,486	112,990	121,496	100,246
Computers	3 – 5 years	43,482	32,054	11,428	11,991
Furniture, fixtures and other equipment	3 – 15 years	157,375	99,708	57,667	50,892
Leasehold improvements	5 – 30 years	31,639	21,062	10,577	9,717

Total premises and equipment		$523,333	$269,375	$253,958	$223,736

Depreciation and amortization of premises and equipment totaled $30 million in 2012, $24 million in 2011, and $22 million in 2010.

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

($ in Thousands)
2013	$12,192
2014	11,198
2015	11,041
2016	11,068
2017	9,615
Thereafter	42,441

Total	$97,555

Total rental expense under leases, net of sublease income, totaled $15 million in 2012, $15 million in 2011, and $13 million in 2010, respectively.

NOTE 6    DEPOSITS:

The distribution of deposits at December 31 was as follows.

	2012	2011
	($ in Thousands)
Noninterest-bearing demand deposits	$4,759,556	$3,928,792
Savings deposits	1,109,861	986,766
Interest-bearing demand deposits	2,554,479	2,297,454
Money market deposits	6,518,075	5,150,275
Brokered certificates of deposit	26,270	202,948
Other time deposits	1,971,624	2,524,420

Total deposits	$16,939,865	$15,090,655

Time deposits of $100,000 or more were $612 million and $981 million at December 31, 2012 and 2011, respectively.

Aggregate annual maturities of all time deposits at December 31, 2012, are as follows.

Maturities During Year Ending December 31,	($ in Thousands)
2013	$1,383,498
2014	244,353
2015	119,387
2016	108,844
2017	111,610
Thereafter	30,202

Total	$1,997,894

NOTE 7    SHORT-TERM FUNDING:

Short-term funding at December 31 was as follows.

	2012	2011
	($ in Thousands)
Federal funds purchased	$71,385	$154,730
Securities sold under agreements to repurchase	679,070	1,359,755
FHLB advances	1,525,000	1,000,000
Commercial paper	51,484	—

Total short-term funding	$2,326,939	$2,514,485

The FHLB advances included in short-term funding are those with original contractual maturities of less than one year. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily. During 2012, the Corporation began issuing commercial paper to facilitate a new customer investment product.

NOTE 8    LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows.

	2012	2011
	($ in Thousands)
FHLB advances	$400,375	$500,476
Senior notes, at par	585,000	430,000
Subordinated debt, at par	25,821	25,821
Junior subordinated debentures, at par	—	211,340
Other borrowed funds and capitalized costs	4,150	9,434

Total long-term funding	$1,015,346	$1,177,071

FHLB advances:  Long-term advances from the FHLB had maturities through 2020 and had weighted-average interest rates of 1.79%, at both December 31, 2012 and 2011. These advances all had fixed contractual rates at both December 31, 2012, and 2011.

Senior notes:  In March 2011, the Corporation issued $300 million of senior notes at a discount. In September 2011, the Corporation issued an additional $130 million of senior notes at a premium. The 2011 senior note issuances mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%. In September 2012, the Corporation issued $155 million of senior notes at a discount. The 2012 senior note issuance matures on March 12, 2014 and has a fixed coupon interest rate of 1.875%

Subordinated debt:  In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision. The subordinated debt was issued at a discount, and has a fixed coupon interest rate of 9.25%. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity.

Junior subordinated debentures:  As of December 31, 2011, the Corporation owned 100% of the common securities of three trusts: ASBC Capital I, SFSC Capital I, and SFSC Capital II (the “Trusts”). The Trusts were formed for purposes of issuing trust preferred securities to third-party investors and investing the proceeds from the issuance of the trust preferred securities and common securities solely in junior subordinated debentures issued by the Corporation (or assumed by the Corporation in connection with an acquisition). The junior subordinated debentures are the sole assets of the Trusts. In the consolidated balance sheets, the junior subordinated debentures issued by the Corporation to the Trusts are reported as long-term funding and the common securities of the Trusts, all of which are owned by the Corporation, are included in other assets. The Corporation redeemed all outstanding junior subordinated debentures during 2012.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2012.

Year	($ in Thousands)
2013	$400,042
2014	154,987
2015	1,560
2016	432,832
2017	85
Thereafter	25,840

Total long-term funding	$1,015,346

Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances. At December 31, 2012, the Corporation had $3.2 billion of residential mortgage and home equity loans pledged as collateral to the FHLB, and approximately $600 million of residential mortgage and home equity loans remained available to pledge to the FHLB.

NOTE 9    STOCKHOLDERS’ EQUITY:

Preferred Equity:  On September 14, 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Perpetual Preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”). The Series B Preferred Stock has no stated maturity and will not be subject to any sinking fund or other obligation of the Corporation. Dividends on the Series B Preferred Stock, if declared, will be payable quarterly in arrears at a rate per annum equal to 8.00%. Dividends on the Series B Preferred Stock initially were cumulative because the Corporation’s previous Articles of Incorporation required that preferred stock dividends be cumulative. During the cumulative period, the Corporation had an obligation to pay any unpaid dividends. Dividends on the Series B Preferred Stock became non-cumulative on April 24, 2012 when the Corporation’s shareholders approved an amendment to the Corporation’s Articles of

Incorporation to eliminate the requirement that the Corporation’s preferred stock dividends be cumulative. During the non-cumulative dividend period, the Corporation will have no obligation to pay dividends on the Series B Preferred Stock that were undeclared and unpaid during the cumulative dividend period. Shares of the Series B Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series B Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series B Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on September 15, 2016, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.

Common Stock Warrants:  In November 2008, under the Capital Purchase Program, the Corporation issued a 10-year warrant to purchase 4 million shares of common stock. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). On December 6, 2011, the U.S. Department of Treasury closed an underwritten secondary public offering of 4 million warrants, each representing the right to purchase one share of common stock, par value $0.01 per share, of the Corporation. The public offering price and the allocation of the warrants in the secondary public warrant offering by the U.S. Treasury were determined by an auction process and the Corporation received no proceeds from the public offering.

Common Equity:  On January 15, 2010, the Corporation completed its underwritten public offering of 44.8 million shares of its common stock at $11.15 per share. The net proceeds from the offering were approximately $478 million after deducting underwriting discounts and commissions.

Subsidiary Equity:  At December 31, 2012, subsidiary equity equaled $3.2 billion, of which approximately $231 million could be paid to the Parent Company in the form of cash dividends without prior regulatory approval, subject to the capital needs of each subsidiary. See Note 17 for additional information on regulatory requirements for the Bank.

Stock Repurchases:  On November 13, 2012, the Board of Directors approved the repurchase of up to an aggregate amount of $125 million of common stock to be made available for re-issuance in connection with the Corporation’s employee incentive plans and / or for other corporate purposes. During 2011, no shares were repurchased under these authorizations. During 2012, the Corporation repurchased 4.7 million shares for $60 million (or an average cost per share of $12.77). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2011 and 2012. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on the shares repurchased for equity compensation for the three months ended December 31, 2012. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities. Such repurchases may occur from time to time in open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, or similar facilities.

Other Comprehensive Income:  See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income.

NOTE 10    STOCK-BASED COMPENSATION:

At December 31, 2012, the Corporation had one stock-based compensation plan (discussed below). All stock awards granted under this plan have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted.

The Corporation may issue common stock and common stock units with restrictions to certain key employees (collectively referred to as “restricted stock awards”). The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The transfer restrictions lapse over one, two, three, or five years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment, and performance-based awards are based on earnings per share performance goals and continued employment.

Stock-Based Compensation Plan:

In March 2010, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2010 Incentive Compensation Plan (“2010 Plan”). Options are generally exercisable up to 10 years from the date of grant and vest ratably over three years. As of December 31, 2012, approximately 6 million shares remain available for grants.

On January 23, 2012, the Compensation and Benefits Committee (the “Committee”) of the Corporation’s Board of Directors approved the performance criteria for its short-term cash incentive plan and its long-term incentive performance plan. The approvals were intended to transition the Corporation toward a performance-based short-term and long-term incentive compensation program following the full repayment during 2011 of the U.S. Department of the Treasury’s investment in the Corporation under the Capital Purchase Program. The Committee intends to ensure that further incentive compensation criteria align to the Corporation’s bottom line financial results, on which it believes shareholders measure their investments in the Corporation.

Accounting for Stock-Based Compensation:

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards and salary shares is their fair market value on the date of grant. The fair value of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants and the fair value of salary shares is recognized as compensation expense on the date of grant. Compensation expense recognized is included in personnel expense in the consolidated statements of income (loss).

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical and implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2012, 2011 and 2010.

	2012	2011	2010
Dividend yield	2.00%	2.00%	3.00%
Risk-free interest rate	1.20%	2.27%	2.70%
Expected volatility	48.94%	47.24%	45.38%
Weighted average expected life	6 years	6 years	6 years
Weighted average per share fair value of options	$5.03	$5.56	$4.60

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

A summary of the Corporation’s stock option activity for 2012, 2011, and 2010, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2009	6,708,618	$26.16
Granted	1,348,474	13.24
Exercised	(14,868)	12.71
Forfeited or expired	(740,766)	20.95

Outstanding at December 31, 2010	7,301,458	$24.33	5.01	$2,460

Options exercisable at December 31, 2010	5,275,738	$27.60	3.63	$63

Outstanding at December 31, 2010	7,301,458	24.33
Granted	1,624,369	14.20
Exercised	(23,437)	12.66
Forfeited or expired	(1,847,116)	24.51

Outstanding at December 31, 2011	7,055,274	$21.99	5.61	$27

Options exercisable at December 31, 2011	4,623,935	$26.10	4.01	$7

Outstanding at December 31, 2011	7,055,274	21.99
Granted	3,060,519	12.97
Exercised	(11,120)	13.16
Forfeited or expired	(1,464,115)	21.56

Outstanding at December 31, 2012	8,640,558	$18.88	6.40	$570

Options exercisable at December 31, 2012	4,603,963	$23.80	4.37	$43

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2012.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
Range of Exercise Prices:
$0.00 — $10.00	2,000	$9.26	6.56	2,000	$9.26
$10.01 — $15.00	5,192,739	13.34	8.38	1,165,384	13.60
$15.01 — $20.00	700,296	17.41	5.69	691,056	17.44
$20.01 — $25.00	909,996	24.30	3.34	909,996	24.30
$25.01 — $30.00	339,887	29.02	1.30	339,887	29.02
Over $30.00	1,495,640	33.21	2.88	1,495,640	33.21

Total	8,640,558	$18.88	6.40	4,603,963	$23.80

The following table summarizes information about the Corporation’s nonvested stock option activity for 2012, 2011, and 2010.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	1,896,992	$3.60
Granted	1,348,474	4.60
Vested	(920,969)	3.93
Forfeited	(298,777)	3.78

Nonvested at December 31, 2010	2,025,720	$4.09

Nonvested at December 31, 2010	2,025,720	$4.09
Granted	1,624,369	5.56
Vested	(955,454)	3.77
Forfeited	(263,296)	4.85

Nonvested at December 31, 2011	2,431,339	$5.11

Nonvested at December 31, 2011	2,431,339	$5.11
Granted	3,060,519	5.03
Vested	(1,097,571)	4.88
Forfeited	(357,692)	5.12

Nonvested at December 31, 2012	4,036,595	$5.11

For the years ended December 31, 2012, 2011, and 2010, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $5 million, $4 million and $4 million, respectively, for the years ended December 31, 2012, 2011, and 2010. For the years ended December 31, 2012, 2011, and 2010, the Corporation recognized compensation expense of $9 million, $5 million, and $3 million respectively, for the vesting of stock options. At December 31, 2012, the Corporation had $13 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2014.

The following table summarizes information about the Corporation’s restricted stock activity for 2012, 2011, and 2010.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	527,131	$19.67
Granted	604,343	12.38
Vested	(205,239)	21.68
Forfeited	(153,973)	17.12

Outstanding at December 31, 2010	772,262	$13.94

Outstanding at December 31, 2010	772,262	$13.94
Granted	593,437	14.27
Vested	(169,499)	17.74
Forfeited	(182,435)	13.86

Outstanding at December 31, 2011	1,013,765	$13.79

Outstanding at December 31, 2011	1,013,765	$13.79
Granted	506,258	13.00
Vested	(533,014)	13.38
Forfeited	(54,584)	13.73

Outstanding at December 31, 2012	932,425	$13.60

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2012 to the senior executive officers and the next 20 most highly compensated employees will vest ratably over a three year period and the restricted stock award recipient must continue to perform substantial services for the Corporation for at least two years after the date of grant. Expense for restricted stock awards of approximately $7 million, $6 million, and $6 million was recorded for the years ended December 31, 2012, 2011, and 2010, respectively. The Corporation had $5 million of unrecognized compensation expense related to restricted stock awards at December 31, 2012, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2014.

The Corporation recognizes expense related to salary shares as compensation expense. Each share is fully vested as of the date of grant and is subject to restrictions on transfer that lapse over a period of 9 to 28 months based on the month of grant. No salary shares were issued during 2012. The Corporation recognized compensation expense of $4 million on the granting of 317,450 salary shares (or an average cost per share of $12.41) during 2011. The Corporation recognized compensation expense of $3 million on the granting of 244,062 salary shares (or an average cost per share of $13.43) during 2010.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options, granting of restricted stock awards, and the granting of salary shares. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, and other investment opportunities. Such repurchases may occur from time to time in open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, or similar facilities.

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

The Corporation also provides healthcare access for eligible retired employees in its Postretirement Plan (the “Postretirement Plan”). Retirees who are at least 55 years of age with 5 years of service are eligible to participate in the Postretirement Plan. Additionally, with the rise in healthcare costs for retirees under the age of 65, the Corporation changed its postretirement benefits to include a subsidy for those employees who are at least age 55 but less than age 65 with at least 15 years of service as of January 1, 2007. The Corporation has no plan assets attributable to the Postretirement Plan. The Corporation reserves the right to terminate or make changes to the Postretirement Plan at any time.

The funded status and amounts recognized in the 2012 and 2011 consolidated balance sheets, as measured on December 31, 2012 and 2011, respectively, for the Pension and Postretirement Plans were as follows.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2012	2012	2011	2011
	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$173,422	$—	$159,791	$—
Actual return on plan assets	20,781	—	(2,481)	—
Employer contributions	40,000	495	26,000	502
Gross benefits paid	(9,777)	(495)	(9,888)	(502)

Fair value of plan assets at end of year	$224,426	$—	$173,422	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$136,846	$3,969	$129,114	$4,150
Service cost	10,287	—	9,898	—
Interest cost	6,547	182	6,414	198
Curtailments, Settlements, Special Termination Benefits	42	—	—	—
Actuarial loss	15,803	279	1,308	123
Gross benefits paid	(9,777)	(495)	(9,888)	(502)

Net benefit obligation at end of year	$159,748	$3,935	$136,846	$3,969

Funded (unfunded) status	$64,678	$(3,935)	$36,576	$(3,969)

Noncurrent assets	$67,878	$—	$39,802	$—
Current liabilities	—	(458)	—	(495)
Noncurrent liabilities	(3,200)	(3,477)	(3,226)	(3,474)

Asset (Liability) Recognized in the Consolidated Balance Sheets	$64,678	$(3,935)	$36,576	$(3,969)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2012 and 2011 follow.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2012	2012	2011	2011
	($ in Thousands)
Prior service cost	$232	$—	$274	$103
Net actuarial (gain) loss	37,240	35	32,932	(135)

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive income	$37,472	$35	$33,206	$(32)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2012 and 2011 were as follows.

	Pension Plan 2012	Postretirement Plan 2012	Pension Plan 2011	Postretirement Plan 2011
	($ in Thousands)
Net loss	$(9,735)	$(279)	$(16,711)	$(123)
Amortization of prior service cost	72	170	72	395
Amortization of actuarial gain	3,073	—	2,024	—
Income tax (expense) benefit	2,324	42	5,780	(106)

Total Recognized in OCI	$(4,266)	$(67)	$(8,835)	$166

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2012, 2011, and 2010 were as follows.

	Pension Plan 2012	Postretirement Plan 2012	Pension Plan 2011	Postretirement Plan 2011	Pension Plan 2010	Postretirement Plan 2010
			($ in Thousands)
Service cost	$10,287	$—	$9,898	$—	$9,622	$—
Interest cost	6,547	182	6,414	198	6,377	227
Expected return on plan assets	(14,713)	—	(12,896)	—	(12,152)	—
Amortization of:
Prior service cost	72	170	72	395	72	395
Actuarial (gain) loss	2,708	—	2,024	—	1,601	(3)
Settlement charge	408	—	—	—	—	—

Total net pension cost	$5,309	$352	$5,512	$593	$5,520	$619

As of December 31, 2012, the estimated actuarial losses and prior service cost that will be amortized during 2013 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $4 million and $0.1 million, respectively.

	Pension Plan 2012	Postretirement Plan 2012	Pension Plan 2011	Postretirement Plan 2011
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.00%	4.90%	4.90%
Rate of increase in compensation levels	4.00	N/A	5.00	N/A
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	4.90%	4.90%	5.10%	5.10%
Rate of increase in compensation levels	4.00	N/A	5.00	N/A
Expected long-term rate of return on plan assets	7.50	N/A	7.75	N/A

The overall expected long-term rates of return on the Pension Plan assets were 7.50% at December 31, 2012 and 7.75% at December 31, 2011, respectively. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Pension Plan assets was 12.46% and (1.42)% for 2012 and 2011, respectively.

The Pension Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, other cash equivalents 0-5%, and alternative securities 0-15%. Given current market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2012 and 2011 measurement dates, respectively, by asset category were as follows.

Asset Category	2012	2011
Equity securities	66%	65%
Debt securities	30	34
Other	4	1

Total	100%	100%

The Pension Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments as of December 31, 2012 and 2011.

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$9,958	$9,958	$—	$—
Mutual funds	124,620	124,620	—	—
Common/collective trust funds	89,848	—	89,848	—

Total Pension Plan Investments	$224,426	$134,578	$89,848	$—

		Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$1,690	$1,690	$—	$—
Mutual funds	92,026	92,026	—	—
Common/collective trust funds	79,706	—	79,706	—

Total Pension Plan Investments	$173,422	$93,716	$79,706	$—

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $40 million and $26 million to its Pension Plan during 2012 and 2011, respectively. The Corporation regularly reviews the funding of its Pension Plan. At this time, the Corporation expects to make a contribution of at least $10 million in 2013.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2012, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)
Estimated future benefit payments:
2013	$13,176	$458
2014	12,109	393
2015	12,939	355
2016	12,611	308
2017	12,688	278
2018-2022	67,831	1,232

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 8.5% for 2012, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2019 and future years. The health care trend rate assumption for post-65 coverage is 9.5% for 2012, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2021 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2012		2011
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)
Effect on total of service and interest cost	$15	$(13)	$15	$(13)
Effect on postretirement benefit obligation	$364	$(315)	$305	$(266)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $10 million, $9 million, and $8 million in 2012, 2011, and 2010, respectively.

NOTE 12    INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows.

	Years Ended December 31,
	2012	2011	2010
	($ in Thousands)
Current:
Federal	$19,724	$9,336	$(91,578)
State	1,468	(350)	598

Total current	21,192	8,986	(90,980)
Deferred:
Federal	41,908	37,553	54,046
State	12,386	(2,811)	(3,238)

Total deferred	54,294	34,742	50,808

Total income tax expense (benefit)	$75,486	$43,728	$(40,172)

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows.

	2012	2011
	($ in Thousands)
Gross deferred tax assets:
Allowance for loan losses	$115,128	$146,027
Allowance for other losses	18,205	13,714
Accrued liabilities	6,055	11,506
Deferred compensation	27,073	24,638
Securities valuation adjustment	2,258	17,978
Benefit of tax loss and credit carryforwards	46,376	51,835
Nonaccrual interest	1,112	4,042
Other	8,518	7,017

Total gross deferred tax assets	224,725	276,757
Gross deferred tax liabilities:
FHLB stock dividends	7,602	10,424
Prepaid expenses	55,944	49,828
Intangible amortization	28,478	28,274
Mortgage banking activities	6,257	4,796
Deferred loan fee income	26,800	22,914
State income taxes	16,083	20,418
Leases	2,269	3,955
Depreciation	22,386	23,368
Other	2,225	1,805

Total gross deferred tax liabilities	168,044	165,782

Net deferred tax assets	56,681	110,975

Tax effect of unrealized gain related to available for sale securities	(53,579)	(62,447)
Tax effect of unrealized loss related to pension and postretirement benefits	23,586	21,219

	(29,993)	(41,228)

Net deferred tax assets including tax effected items	$26,688	$69,747

At December 31, 2012 and 2011, there was no valuation allowance for deferred tax assets. The net decrease in the valuation allowance during 2011 was primarily the result of the impact of changes in state tax laws. The change in the valuation allowance was as follows.

	2012	2011
	($ in Thousands)
Valuation allowance for deferred tax assets, beginning of year	$—	$5,984
Decrease in current year	—	(5,984)

Valuation allowance for deferred tax assets, end of year	$—	$—

At December 31, 2012, the Corporation had state net operating losses of $498 million (of which, $59 million was acquired from various acquisitions) and federal net operating losses of $0.1 million (of which, all was acquired from various acquisitions) that will expire in the years 2013 through 2030. $479 million of these state net operating loss carryforwards do not begin to expire until after 2015. The Corporation had $6 million of alternative minimum tax credits which have an indefinite life.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows.

	2012	2011	2010
Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(4.9)	(7.0)	34.1
State income taxes (net of federal income taxes)	3.5	3.8	4.2
Bank owned life insurance	(1.9)	(2.8)	13.3
Valuation allowance	—	(3.3)	(0.5)
Federal tax credits	(0.3)	(0.9)	3.9
Tax reserve adjustments	(1.8)	(0.6)	10.8
Compensation deduction limitations	0.3	0.7	(4.8)
Other	(0.2)	(1.1)	1.9

Effective income tax rate	29.7%	23.8%	97.9%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2012. If income taxes had been provided, the deferred tax liability would have been approximately $40 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2009 tax return year and forward, while the Corporation’s various state income tax returns are generally open and subject to examination from the 2006 and later tax return years based on individual state statutes of limitation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows.

	2012	2011
	($ in Millions)
Balance at beginning of year	$21	$23
Changes in tax positions for prior years	—	5
Statute expiration	(8)	(7)

Balance at end of year	$13	$21

At December 31, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8 million and $14 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income (loss). As of December 31, 2012, the Corporation had $5 million of interest and penalties (including a $1 million net reduction of previously accrued interest and penalties during 2012) on unrecognized tax benefits of which $3 million had an impact on the effective tax rate. As of December 31, 2011, the Corporation had $6 million of interest and penalties (the interest accrued, net of reversals, during 2011 was zero) on unrecognized tax benefits of which $3 million had an impact on the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

NOTE 13	COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 14). The following is a summary of lending-related commitments at December 31.

	2012	2011
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$5,526,326	$4,561,210
Commercial letters of credit(1)	85,689	47,699
Standby letters of credit(3)	$303,705	$320,375

1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2012 or 2011.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.

3)	The Corporation has established a liability of $4 million at both December 31, 2012 and 2011, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of December 31, 2012 and December 31, 2011, the Corporation had a reserve for losses on unfunded commitments totaling $22 million and $15 million, respectively, included in other liabilities on the consolidated balance sheets.

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

The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2012, was $35 million, included in other assets on the consolidated balance sheets, compared to $36 million at December 31, 2011. Related to these investments, the Corporation had remaining commitments to fund of $18 million at December 31, 2012, and $15 million at December 31, 2011, respectively.

Contingent Liabilities

The Corporation is party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial amounts. Although there can be no assurance as to the ultimate outcomes, the Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding matters, including the matters described below, and with respect to such legal proceedings, intends to continue to defend itself vigorously. The Corporation will consider settlement of cases when, in management’s judgment, it is in the best interests of both the Corporation and its shareholders.

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

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. A final approval of the settlement is scheduled for March 2013. During the second quarter of 2012, the Bank settled with an insurer for $2.5 million as contribution to the settlement amount and received approximately $1.5 million as partial reimbursement for defense costs. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements.

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted the (1) fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Bank intends to vigorously defend this lawsuit. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

The Corporation, as a member bank of Visa, Inc. (“Visa”) prior to Visa’s completion of their initial public offering (“IPO”) in March 2008, had certain indemnification obligations pursuant to Visa’s certificate of incorporation and bylaws and in accordance with their membership agreements. In accordance with Visa’s bylaws prior to the IPO, the Corporation could have been required to indemnify Visa for the Corporation’s proportional share of losses based on the pre-IPO membership interests. In contemplation of the IPO, Visa announced that it had completed restructuring transactions during the fourth quarter of 2007. As part of this restructuring, the Corporation’s indemnification obligation was modified to include only certain known litigation as of the date of the restructuring. Based upon Visa’s revised liability estimate for litigation, including the current funding of litigation settlements, the Corporation has a Visa indemnification liability (included in other liabilities on the consolidated balance sheets) totaling $2 million at both December 31, 2012 and December 31, 2011. In connection with the IPO in 2008, Visa retained a portion of the proceeds to fund an escrow account in order to resolve existing litigation settlements as well as to fund potential future litigation settlements. The Corporation’s interest in this escrow account (included in other assets on the consolidated balance sheets) was $2 million at both December 31, 2012 and December 31, 2011.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the government-sponsored enterprises (“GSEs”). The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently are untrue or breached, could require the Corporation to repurchase certain loans affected. Prior to 2012, the Corporation has seen only a limited number of repurchase and loss reimbursement claims; however, similar to other banks, this activity has steadily increased during 2012, particularly during the second half of 2012. Therefore, management established a repurchase reserve in the fourth quarter of 2012 of $3 million for potential claims relating to loans previously sold. Management will continue to monitor this activity in 2013 and its impact on the reserve.

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2012, and December 31, 2011, there were approximately $79 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk. There have been minimal instances of repurchase for recourse under the limited recourse criteria.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2012 and December 31, 2011, there were $321 million and $475 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain

PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. At December 31, 2012, the Corporation’s potential risk exposure was approximately $18 million. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. The Company’s liability for reinsurance losses, including estimated losses incurred but not yet reported, was $8 million at both December 31, 2012 and December 31, 2011.

Regulatory Matters

During the first quarter of 2012, the Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order required the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has not been informed that this action includes the assessment of a civil money penalty. The Bank has been working cooperatively with the OCC and management believes it is in compliance with the Consent Order.

NOTE 14    DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation uses derivative instruments primarily to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $70 million of investment securities as collateral at December 31, 2012, and pledged $85 million of investment securities as collateral at December 31, 2011.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. The fair value of the Corporation’s interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 16, “Fair Value Measurements,” for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments designated as cash flow hedges.

				Weighted Average
	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
	($ in Thousands)
December 31, 2011
Interest rate swap — Federal funds purchased and securities sold under agreements to repurchase	$100,000	$(2,011)	Other liabilities	0.07%	3.04%	8 months

The table below identifies the gains and losses recognized on the Corporation’s derivative instruments designated as cash flow hedges.

($ in Thousands)	Amount of Gain /(Loss) Recognized in OCI on Derivatives (Effective Portion)	Category of (Gain) /Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) /Loss Reclassified from AOCI into Income (Effective Portion)	Category of Gain /(Loss) Recognized in Income on Derivatives (Ineffective Portion)	Gross Amount of Gain /(Loss) Recognized in Income on Derivatives (Ineffective Portion)
Year Ended December 31, 2012		Interest Expense		Interest Expense

Interest rate swap — Federal funds purchased and securities sold under agreements to repurchase	$6	Federal funds purchased and securities sold under agreements to repurchase	$1,954	Federal funds purchased and securities sold under agreements to repurchase	$33

Year Ended December 31, 2011		Interest Expense		Interest Expense

Interest rate swap — Federal funds purchased and securities sold under agreements to repurchase	$(557)	Federal funds purchased and securities sold under agreements to repurchase	$4,708	Federal funds purchased and securities sold under agreements to repurchase	$13

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

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average
($ in Thousands)				Receive Rate(1)	Pay Rate(1)	Maturity
December 31, 2012
Interest rate-related instruments — customer and mirror	$1,728,545	$69,370	Other assets	1.30%	1.30%	47 months
Interest rate-related instruments — customer and mirror	1,728,545	(75,131)	Other liabilities	1.30%	1.30%	47 months
Interest rate lock commitments (mortgage)	351,786	7,794	Other assets	—	—	—
Forward commitments (mortgage)	520,000	(147)	Other liabilities	—	—	—
Foreign currency exchange forwards	39,763	1,341	Other assets	—	—	—
Foreign currency exchange forwards	35,745	(1,212)	Other liabilities	—	—	—
Purchased options (time deposit)	111,262	3,620	Other assets	—	—	—
Written options (time deposit)	111,262	(3,620)	Other liabilities	—	—	—

December 31, 2011
Interest rate-related instruments — customer and mirror	$1,563,831	$71,143	Other assets	1.66%	1.66%	45 months
Interest rate-related instruments — customer and mirror	1,563,831	(78,064)	Other liabilities	1.66%	1.66%	45 months
Interest rate lock commitments (mortgage)	235,375	4,571	Other assets	—	—	—
Forward commitments (mortgage)	437,500	(4,771)	Other liabilities	—	—	—
Foreign currency exchange forwards	52,973	2,079	Other assets	—	—	—
Foreign currency exchange forwards	44,107	(1,891)	Other liabilities	—	—	—
Purchased options (time deposit)	54,780	2,854	Other assets
Written options (time deposit)	54,780	(2,854)	Other liabilities

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
	($ in Thousands)
Year ended December 31, 2012
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	1,160
Interest rate lock commitments (mortgage)	Mortgage banking, net	3,223
Forward commitments (mortgage)	Mortgage banking, net	4,624
Foreign currency exchange forwards	Capital market fees, net	(59)
Covered call options	Interest on investment securities	469

Year ended December 31, 2011
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	(2,443)
Interest rate lock commitments (mortgage)	Mortgage banking, net	4,649
Forward commitments (mortgage)	Mortgage banking, net	(10,388)
Foreign currency exchange forwards	Capital market fees, net	(53)

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

Other derivatives

During the second quarter of 2012, the Corporation began entering into covered call options. Under covered call options, the Corporation will sell options to a bank or dealer for the right to purchase certain securities held within the Corporation’s investment securities portfolio. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges, and, accordingly, the changes in fair value of these contracts are recognized in interest income. There were no covered call options outstanding as of December 31, 2012.

NOTE 15    PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company.

BALANCE SHEETS

	2012	2011
	($ in Thousands)
ASSETS
Cash and due from banks	$159,725	$126,835
Investment securities available for sale, at fair value	200,800	66,769
Notes receivable from subsidiaries	47,455	47,230
Investment in subsidiaries	3,250,667	3,277,693
Other assets	74,507	76,037

Total assets	$3,733,154	$3,594,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper	$51,245	$—
Senior notes, at par	585,000	430,000
Junior subordinated debentures, at par	—	211,340
Subordinated debt, at par	25,821	25,821
Long-term funding capitalized costs	2,590	7,750

Total long-term funding	613,411	674,911
Accrued expenses and other liabilities	132,099	53,859

Total liabilities	796,755	728,770
Preferred equity	63,272	63,272
Common equity	2,873,127	2,802,522

Total stockholders’ equity	2,936,399	2,865,794

Total liabilities and stockholders’ equity	$3,733,154	$3,594,564

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
	2012	2011	2010
	($ in Thousands)
INCOME
Dividends from subsidiaries	$169,500	$—	$4,000
Management and service fees from subsidiaries	—	54,242	47,238
Interest income on notes receivable	1,807	2,306	4,951
Other income	5,762	5,289	1,181

Total income	177,069	61,837	57,370

EXPENSE
Interest expense on short and long-term funding	37,066	39,072	30,608
Personnel expense	36	38,258	34,652
Other expense	12,873	16,603	21,210

Total expense	49,975	93,933	86,470

Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	127,094	(32,096)	(29,100)
Income tax benefit	(17,948)	(17,788)	(7,137)

Income (loss) before equity in undistributed net income of subsidiaries	145,042	(14,308)	(21,963)
Equity in undistributed net income of subsidiaries	33,931	154,007	21,107

Net income (loss)	178,973	139,699	(856)
Preferred stock dividends and discount accretion	5,200	24,830	29,531

Net income (loss) available to common equity	$173,773	$114,869	$(30,387)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	($ in Thousands)
OPERATING ACTIVITIES
Net income (loss)	$178,973	$139,699	$(856)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in equity in undistributed net income of subsidiaries	(33,931)	(154,007)	(21,107)
Depreciation and amortization	132	171	254
(Gain) loss on sales of investment securities, net of impairment write-downs	(530)	81	799
(Gain) loss on sales of assets, net	1,365	(13)	—
Net change in other assets and other liabilities	142,900	25,356	40,469
Capital (contributed to) received from subsidiaries	—	—	(200,000)

Net cash provided by (used in) operating activities	288,909	11,287	(180,441)

INVESTING ACTIVITIES
Proceeds from sales of investment securities	49,819	14,667	—
Purchase of investment securities	(186,432)	(75,221)	—
Net (increase) decrease in notes receivable	(225)	391,996	(232,499)
Purchase of other assets, net of disposals	(7,336)	4,977	(5,204)

Net cash provided by (used in) investing activities	(144,174)	336,419	(237,703)

FINANCING ACTIVITIES
Net increase in short-term funding	51,245	—	—
Proceeds from issuance of long-term funding	154,738	432,504	—
Repayment of long-term funding	(211,340)	(170,000)	(30,000)
Proceeds from issuance of common stock	—	—	478,358
Proceeds from issuance of preferred stock	—	63,272	—
Redemption of preferred stock	—	(525,000)	—
Cash dividends	(44,834)	(21,195)	(33,198)
Purchase of treasury stock	(61,654)	(659)	(830)

Net cash provided by (used in) financing activities	(111,845)	(221,078)	414,330

Net increase (decrease) in cash and cash equivalents	32,890	126,628	(3,814)
Cash and cash equivalents at beginning of year	126,835	207	4,021

Cash and cash equivalents at end of year	$159,725	$126,835	$207

NOTE 16    FAIR VALUE MEASUREMENTS:

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2012, and 2011, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Impaired Loans:  The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, which the Corporation classifies as a Level 3 nonrecurring fair value measurement.

Mortgage servicing rights:  Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The valuation model incorporates prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 4, “Goodwill and Other Intangible Assets,” for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2012	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Obligations of state and political subdivisions (municipal securities)	801,188	—	801,188	—
Residential mortgage-related securities	3,804,304	—	3,804,304	—
Commercial mortgage-related securities	228,166	—	228,166	—
Other securities (debt and equity)	92,096	2,841	88,775	480

Total investment securities available for sale	$4,926,758	$3,845	$4,922,433	$480
Derivatives (trading and other assets)	82,125	—	74,331	7,794
Liabilities:
Derivatives (trading and other liabilities)	$80,110	$—	$79,963	$147

	December 31, 2011	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1,001	$—	$—
Federal agency securities	24,049	41	24,008	—
Obligations of state and political subdivisions (municipal securities)	847,246	—	847,246	—
Residential mortgage-related securities	3,785,590	—	3,785,590	—
Commercial mortgage-related securities	18,543	—	18,543	—
Asset-backed securities	187,732	—	187,732	—
Other securities (debt and equity)	73,322	11,659	60,807	856

Total investment securities available for sale	$4,937,483	$12,701	$4,923,926	$856
Derivatives (trading and other assets)	80,647	—	76,076	4,571
Liabilities:
Derivatives (trading and other liabilities)	$89,591	$—	$84,820	$4,771

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2012 and 2011, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivatives
	($ in Thousands)
Balance December 31, 2010	$1,672	$5,539
Total net losses included in income:
Impairment losses on investment securities	(816)	—
Mortgage derivative loss	—	(5,739)

Balance December 31, 2011	$856	$(200)

Total net gains included in income:
Mortgage derivative gain	—	7,847
Total net gains included in other comprehensive income:
Unrealized investment securities gains	49	—
Sales of investment securities	(425)	—

Balance December 31, 2012	$480	$7,647

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2012, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Investment securities available for sale — other securities (debt and equity):  In valuing the investment securities available for sale classified within Level 3, the Corporation utilized a discounted cash flow model and incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities. The significant unobservable input used within the discounted cash flow analysis was the discount rate, which was based on the 3 month LIBOR forward curve (the 3 month LIBOR forward ranged from 0.35% to 3.07%) plus the investment security spread, at December 31, 2012.

Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio is calculated by our secondary marketing system taking into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed in the Corporation’s Mortgage Secondary Marketing Department for reasonableness and reported to the Mortgage Risk Management Committee. At December 31, 2012, the closing ratio was 89%.

Impaired loans:  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in discounts of 0% to 50%.

Mortgage servicing rights:  The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 23.3% and 9.7% at December 31, 2012, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	December 31, 2012		Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$261,410		$—	$261,410	$—
Impaired loans(1)		115,741	—	—	115,741
Mortgage servicing rights	$45,949		$—	$—	$45,949

	December 31, 2011		Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$249,195		$—	$249,195	$—
Impaired loans(1)		178,669	—	—	178,669
Mortgage servicing rights	$48,152		$—	$—	$48,152

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During 2012 and 2011, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $47 million and $54 million for the years ended December 31, 2012 and 2011, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $8 million and $9 million to asset losses, net for the years ended December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments were as follows.

	December 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$563,304	$563,304	$563,304	$—	$—
Interest-bearing deposits in other financial institutions	147,434	147,434	147,434	—	—
Federal funds sold and securities purchased under agreements to resell	27,135	27,135	27,135	—	—
Investment securities held to maturity	39,877	39,679	—	39,679	—
Investment securities available for sale	4,926,758	4,926,758	3,845	4,922,433	480
FHLB and Federal Reserve Bank stocks	166,774	166,774	—	166,774	—
Loans held for sale	261,410	265,914	—	265,914	—
Loans, net	15,113,613	14,873,851	—	—	14,873,851
Bank owned life insurance	556,556	556,556	—	556,556	—
Accrued interest receivable	68,386	68,386	68,386	—	—
Interest rate-related agreements(1)	69,370	69,370	—	69,370	—
Foreign currency exchange forwards	1,341	1,341	—	1,341	—
Interest rate lock commitments to originate residential mortgage loans held for sale	7,794	7,794	—	—	7,794
Purchased options (time deposit)	3,620	3,620	—	3,620	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$14,941,971	$14,941,971	$—	$—	$14,941,971
Brokered CDs and other time deposits	1,997,894	1,997,894	—	1,997,894	—
Short-term funding	2,326,939	2,326,939	—	2,326,939	—
Long-term funding	1,015,346	1,041,550	—	1,041,550	—
Accrued interest payable	10,208	10,208	10,208	—	—
Interest rate-related agreements(1)	75,131	75,131	—	75,131	—
Foreign currency exchange forwards	1,212	1,212	—	1,212	—
Standby letters of credit(2)	3,811	3,811	—	3,811	—
Forward commitments to sell residential mortgage loans	147	147	—	—	147
Written options (time deposit)	3,620	3,620	—	3,620	—

	December 31, 2011
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$454,958	$454,958	$454,958	$—	$—
Interest-bearing deposits in other financial institutions	154,562	154,562	154,562	—	—
Federal funds sold and securities purchased under agreements to resell	7,075	7,075	7,075	—	—
Investment securities available for sale	4,937,483	4,937,483	12,701	4,923,926	856
FHLB and Federal Reserve Bank stocks	191,188	191,188	—	191,188	—
Loans held for sale	249,195	255,201	—	255,201	—
Loans, net	13,652,920	12,751,626	—	—	12,751,626
Bank owned life insurance	544,764	544,764	—	544,764	—
Accrued interest receivable	68,920	68,920	68,920	—	—
Interest rate-related agreements(1)	71,143	71,143	—	71,143	—
Foreign currency exchange forwards	2,079	2,079	—	2,079	—
Interest rate lock commitments to originate residential mortgage loans held for sale	4,571	4,571	—	—	4,571
Purchased options (time deposit)	2,854	2,854	—	2,854	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$12,363,287	$12,363,287	$—	$—	$12,363,287
Brokered CDs and other time deposits	2,727,368	2,727,368	—	2,727,368	—
Short-term funding	2,514,485	2,514,485	—	2,514,485	—
Long-term funding	1,177,071	1,309,687	—	1,309,687	—
Accrued interest payable	15,931	15,931	15,931	—	—
Interest rate-related agreements(1)	80,075	80,075	—	80,075	—
Foreign currency exchange forwards	1,891	1,891	—	1,891	—
Standby letters of credit(2)	3,648	3,648	—	3,648	—
Forward commitments to sell residential mortgage loans	4,771	4,771	—	—	4,771
Written options (time deposit)	2,854	2,854	—	2,854	—

(1)	At December 31, 2012 and 2011, the notional amount of cash flow hedge interest rate swap agreements was $0 million and $100 million, respectively. See Note 14 for information on the fair value of derivative financial instruments.

(2)	The commitment on standby letters of credit was $304 million and $320 million at December 31, 2012 and 2011, respectively. See Note 13 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities (held to maturity and available for sale)—The fair value of investment securities is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

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

Interest rate-related agreements—The fair value of interest rate-related agreements is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Foreign currency exchange forwards—The fair value of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate.

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

Purchased and written options—The fair value of the Corporation’s purchased and written options is determined using quoted prices of the underlying stocks.

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

NOTE 17    REGULATORY MATTERS:

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $56 million at December 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Corporation meets all capital adequacy requirements to which it is subject.

On April 6, 2010, the Corporation entered into a Memorandum of Understanding (“Memorandum”) with the Federal Reserve Bank of Chicago (“Reserve Bank”). The Memorandum, which was entered into following the 2008-2009 supervisory cycle, is an informal agreement between the Corporation and the Reserve Bank. The Memorandum was terminated in March 2012.

During the first quarter of 2012, the Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order required the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has not been informed that this action includes the assessment of a civil money penalty. The Bank has been working cooperatively with the OCC and management believes it is in compliance with the Consent Order.

As of December 31, 2012 and 2011, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2012 or 2011.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions:(2)
($ In Thousands)	Amount	Ratio(1)	Amount	Ratio(1)		Amount	Ratio(1)
As of December 31, 2012:
Associated Banc-Corp
Total Capital	$2,167,954	13.42%	$1,291,923	≥	8.00%
Tier 1 Capital	1,938,806	12.01	645,962	≥	4.00%
Leverage	1,938,806	8.98	863,674	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,448,280	15.34%	$1,277,222	≥	8.00%	$1,596,527	≥	10.00%
Tier 1 Capital	2,247,307	14.08	638,611	≥	4.00%	957,916	≥	6.00%
Leverage	2,247,307	10.53	853,553	≥	4.00%	1,066,941	≥	5.00%
As of December 31, 2011:
Associated Banc-Corp
Total Capital	$2,263,065	15.53%	$1,165,466	≥	8.00%
Tier 1 Capital	2,051,787	14.08	582,733	≥	4.00%
Leverage	2,051,787	9.81	836,537	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,369,363	16.50%	$1,148,924	≥	8.00%	$1,436,155	≥	10.00%
Tier 1 Capital	2,186,776	15.23	574,462	≥	4.00%	861,693	≥	6.00%
Leverage	2,186,776	10.56	828,505	≥	4.00%	1,035,632	≥	5.00%

1)	Total Capital ratio is defined as Tier 1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets.

2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net income (loss)	$178,973	$139,699	$(856)
Preferred stock dividends and discount accretion	(5,200)	(24,830)	(29,531)

Net income (loss) available to common equity	$173,773	$114,869	$(30,387)

Common shareholder dividends	(39,462)	(6,935)	(6,918)
Unvested share-based payment awards	(172)	(42)	(30)

Undistributed earnings	$134,139	$107,892	$(37,335)

Undistributed earnings allocated to common shareholders	133,549	107,231	(37,335)
Undistributed earnings allocated to unvested share-based payment awards	590	661	—

Undistributed earnings	$134,139	$107,892	$(37,335)

Basic
Distributed earnings to common shareholders	$39,462	$6,935	$6,918
Undistributed earnings allocated to common shareholders	133,549	107,231	(37,335)

Total common shareholders earnings, basic	$173,011	$114,166	$(30,417)

Diluted
Distributed earnings to common shareholders	$39,462	$6,935	$6,918
Undistributed earnings allocated to common shareholders	133,549	107,231	(37,335)

Total common shareholders earnings, diluted	$173,011	$114,166	$(30,417)

Weighted average common shares outstanding	172,255	173,370	171,230
Effect of dilutive common stock awards	102	2	—

Diluted weighted average common shares outstanding	172,357	173,372	171,230
Basic earnings (loss) per common share	$1.00	$0.66	$(0.18)

Diluted earnings (loss) per common share	$1.00	$0.66	$(0.18)

Options to purchase approximately 9 million and 8 million shares were outstanding at December 31, 2012 and December 31, 2011, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. As a result of the Corporation’s reported net loss for the year ended December 31, 2010, all of the stock options outstanding were excluded from the computation of diluted earnings (loss) per common share.

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

The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in Note 1, with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for loan losses is determined using the methodologies described in Note 1 to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to the Commercial Banking and Consumer Banking segments. Income taxes are allocated to the Commercial Banking and Consumer Banking segments based on the Corporation’s estimated effective tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the Commercial Banking and Consumer Banking segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. Accordingly, 2011 and 2010 results have been restated and presented on a comparable basis.

A description of each business segment is presented below.

Commercial Banking — The Commercial Banking segment offers loans, deposits, and related banking services to businesses (including regional middle market and larger commercial businesses, governments / municipalities, metro or niche markets, and companies with specialized borrowing needs such as financial institutions, or asset-based borrowers), which primarily include, but are not limited to: business checking and other business deposit products, business loans, lines of credit, commercial real estate financing, construction loans, letters of credit, revolving credit arrangements, and to a lesser degree, insurance related products and services, business credit cards, equipment and machinery leases, and the support to deliver, fund and manage such banking services. To further support business customers and correspondent financial institutions, the Corporation provides safe deposit and night depository services, cash management, risk management, international banking, as well as check clearing, safekeeping, and other banking-based services. The segment competes on the basis of relationship manager performance, commitment to local markets and market competitive pricing. This segment focuses on optimizing the go to market approach with emphasis on market alignment, relationship banking and sales excellence.

Consumer Banking — The Consumer Banking segment consists of lending and deposit gathering to individuals and small businesses and also provides a variety of fiduciary, investment management, advisory and corporate agency services to assist customers in building, investing or protecting their wealth, including securities brokerage, and trust / asset management. The segment offers a variety of loan and deposit products to retail customers, including but not limited to: home equity loans and lines of credit, residential mortgage loans and mortgage refinancing, personal and installment loans, checking, savings, money market deposit accounts, IRA accounts, certificates of deposit, and safe deposit boxes; small business checking and deposit products, loans, lines of credit; fixed and variable annuities, full-service, discount and on-line investment brokerage; and trust / asset management, investment management, administration of pension, profit-sharing and other employee benefit plans, personal trusts, and estate planning. The segment competes by offering an extensive breadth and depth of products, an extensive branch network and competitive pricing. The Consumer Banking segment strives toward optimization of value propositions and relationship banking.

Risk Management and Shared Services — The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Facilities Management, Operations and Technology functions, which are key shared functions. The segment also includes parent company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (ALM mismatches) and credit risk and provision residuals (long-term credit mismatches). The earning assets within this segment include the company’s investment portfolio and capital includes both allocated as well as any remaining unallocated Tier 1 Common Equity (“T1CE”).

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
2012
Net interest income	$283,411	$307,661	$34,920	$625,992
Noninterest income	88,969	209,081	15,240	313,290

Total revenue	372,380	516,742	50,160	939,282
Credit provision *	46,008	20,018	(63,026)	3,000
Noninterest expense	215,939	427,736	38,148	681,823
Income before income taxes	110,433	68,988	75,038	254,459
Income tax expense	38,651	24,146	12,689	75,486
Net income	$71,782	$44,842	$62,349	$178,973
Return on average allocated capital (ROT1CE) **	9.5%	7.6%	11.7%	9.5%

2011
Net interest income	$255,069	$329,249	$28,513	$612,831
Noninterest income	88,108	180,758	4,253	273,119

Total revenue	343,177	510,007	32,766	885,950
Credit provision *	40,259	17,988	(6,247)	52,000
Noninterest expense	191,111	438,572	20,840	650,523
Income before income taxes	111,807	53,447	18,173	183,427
Income tax expense (benefit)	39,133	18,706	(14,111)	43,728
Net income	$72,674	$34,741	$32,284	$139,699
Return on average allocated capital (ROT1CE) **	9.9%	6.3%	1.7%	6.7%

2010
Net interest income	$283,235	$320,430	$30,114	$633,779
Noninterest income	80,289	222,690	32,483	335,462

Total revenue	363,524	543,120	62,597	969,241
Credit provision *	42,198	16,665	331,147	390,010
Noninterest expense	173,664	415,688	30,907	620,259
Income (loss) before income taxes	147,662	110,767	(299,457)	(41,028)
Income tax expense (benefit)	51,681	38,768	(130,621)	(40,172)
Net income (loss)	$95,981	$71,999	$(168,836)	$(856)
Return on average allocated capital (ROT1CE) **	10.6%	13.9%	(148.3)%	(1.9)%

Segment Balance Sheet Data
($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
2012
Average earning assets	$7,448,789	$7,275,028	$4,889,960	$19,613,777
Average loans	7,442,314	7,275,028	24,443	14,741,785
Average deposits	4,546,658	9,556,041	1,479,670	15,582,369
Average allocated capital (T1CE) **	$756,596	$593,202	$488,626	$1,838,424

2011
Average earning assets	$6,306,204	$6,953,035	$6,183,024	$19,442,263
Average loans	6,302,266	6,953,035	23,547	13,278,848
Average deposits	3,525,584	9,633,821	1,241,722	14,401,127
Average allocated capital (T1CE) **	$730,741	$548,539	$433,875	$1,713,155

2010
Average earning assets	$6,863,336	$6,314,786	$7,390,373	$20,568,495
Average loans	6,857,471	6,314,786	14,455	13,186,712
Average deposits	4,443,738	9,716,141	2,786,422	16,946,301
Average allocated capital (T1CE) **	$906,736	$519,151	$133,778	$1,559,665

*	The consolidated credit provision is equal to the actual reported provision for loan losses.

**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends and discount accretion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of Associated Banc-Corp’s internal control over financial reporting.

Chicago, Illinois

February 15, 2013

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

As of December 31, 2012, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2012, was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, is included under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited Associated Banc-Corp’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

February 15, 2013

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Election of Directors” and “Information About the Board of Directors”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation and Benefits Committee Interlocks and Insider Participation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Related Person Transactions,” and “Affirmative Determinations Regarding Director Independence,” is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2012 and 2011

Consolidated Statements of Income (Loss) — For the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 8.00% Perpetual Preferred Stock, Series B, dated September 12, 2011	Exhibit (3.1) to Report on Form 8-K filed on September 15, 2011

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1, 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(d)	Amended and Restated Bylaws	Exhibit (3.1) to Report on Form 8-K filed on July 28, 2010

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellow Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Deposit Agreement, dated September 14, 2011, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and Form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 15, 2011

(4)(f)	Warrant Agreement for 3,983,308 Warrants, dated as of November 30, 2011, between Associated Banc-Corp and Wells Fargo Bank, N.A.	Exhibit (4.1) to Report on Form 8-A filed on December 1, 2011

Exhibit Number	Description

(4)(g)	Specimen Warrant for 3,983,308 Warrants	Exhibit (4.2) to Report on Form 8-A filed on December 1, 2011

(4)(h)	Global Note dated as of September 12, 2012 representing $155,000,000 1.875% Senior Notes due 2014	Exhibit (4.1) to Report on Form 8-K filed on September 13, 2012

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Employment Agreement, dated November 16, 2009, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit (99.1) to Report on Form 8-K filed on November 16, 2009

*(10)(g)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(h)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(i)	Form of Share Salary Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.5) to Report on Form 8-K filed on April 29, 2010

*(10)(j)	Form of Restricted Stock Unit Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.6) to Report on Form 8-K filed on April 29, 2010

*(10)(k)	Form of Restricted Stock Agreement	Exhibit (99.2) to Report on Form 8-K filed on January 27, 2012

*(10)(l)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(m)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(n)	Associated Banc-Corp Supplemental Executive Retirement Plan	Exhibit (99.1) to Report on Form 8-K filed on December 23, 2011

*(10)(o)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

Exhibit Number	Description

*(10)(p)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (99.1) to Report on Form 8-K filed on January 27, 2012

*(10)(q)	Resignation Agreement and General Release between Associated Banc-Corp and Mark D. Quinlan, dated as of May 1, 2012	Exhibit (10.1) to Report on Form 8-K filed on May 7, 2012

*(10)(r)	Supplemental Executive Retirement Plan, updated as of January 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

(11)	Statement Re Computation of Per Share Earnings	See Note 18 in Part II Item 8

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(101) **	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

*	Management contracts and arrangements.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

ASSOCIATED BANC-CORP

Date: February 15, 2013	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 15, 2013
Philip B. Flynn

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer (Principal Financial Officer)	February 15, 2013
Christopher J. Del Moral-Niles

/s/ Bryan R. McKeag	Corporate Controller (Principal Accounting Officer)	February 15, 2013
Bryan R. McKeag

Directors: John F. Bergstrom, Ruth M. Crowley, Philip B. Flynn, Ronald R. Harder, William R. Hutchinson, Robert A. Jeffe, Eileen A. Kamerick, Richard T. Lommen, J. Douglas Quick, Karen T. van Lith and John B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.