Form 10-Q
period 2013-03-31
ASSOCIATED BANC-CORP
filed 2013-05-03
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2013, was 167,712,984.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$336,247	$563,304
Interest-bearing deposits in other financial institutions	82,555	147,434
Federal funds sold and securities purchased under agreements to resell	8,600	27,135
Investment securities held to maturity, at amortized cost	54,123	39,877
Investment securities available for sale, at fair value	4,950,317	4,926,758
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	152,490	166,774
Loans held for sale	173,389	261,410
Loans	15,551,562	15,411,022
Allowance for loan losses	(286,923)	(297,409)

Loans, net	15,264,639	15,113,613
Premises and equipment, net	254,674	253,958
Goodwill	929,168	929,168
Other intangible assets, net	66,294	61,176
Trading assets	65,014	70,711
Other assets	940,258	926,417

Total assets	$23,277,768	$23,487,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,453,109	$4,759,556
Interest-bearing deposits	12,968,185	12,180,309

Total deposits	17,421,294	16,939,865
Federal funds purchased and securities sold under agreements to repurchase	730,855	750,455
Other short-term funding	1,038,697	1,576,484
Long-term funding	915,063	1,015,346
Trading liabilities	70,236	76,343
Accrued expenses and other liabilities	165,358	192,843

Total liabilities	20,341,503	20,551,336
Stockholders’ equity
Preferred equity	63,272	63,272
Common stock	1,750	1,750
Surplus	1,605,966	1,602,136
Retained earnings	1,297,692	1,281,811
Accumulated other comprehensive income	42,991	48,603
Treasury stock, at cost	(75,406)	(61,173)

Total stockholders’ equity	2,936,265	2,936,399

Total liabilities and stockholders’ equity	$23,277,768	$23,487,735

Preferred shares issued	65,000	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	5,742,370	4,773,146

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$145,527	$149,023
Interest and dividends on investment securities
Taxable	21,613	23,029
Tax exempt	6,965	7,274
Other interest	1,247	1,247

Total interest income	175,352	180,573
INTEREST EXPENSE
Interest on deposits	8,541	12,036
Interest on Federal funds purchased and securities sold under agreements to repurchase	410	767
Interest on other short-term funding	332	1,056
Interest on long-term funding	8,416	12,046

Total interest expense	17,699	25,905

NET INTEREST INCOME	157,653	154,668
Provision for loan losses	4,000	—

Net interest income after provision for loan losses	153,653	154,668
NONINTEREST INCOME
Trust service fees	10,910	9,787
Service charges on deposit accounts	16,829	18,042
Card-based and other nondeposit fees	11,950	10,879
Insurance commissions	11,763	11,590
Brokerage and annuity commissions	3,516	4,127
Mortgage banking, net	17,765	17,654
Capital market fees, net	2,583	3,716
Bank owned life insurance income	2,970	4,292
Asset gains (losses), net	836	(3,594)
Investment securities gains, net:
Realized gains, net	300	40
Other-than-temporary impairments	—	—
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—

Total investment securities gains, net	300	40
Other	2,578	1,913

Total noninterest income	82,000	78,446
NONINTEREST EXPENSE
Personnel expense	97,907	94,281
Occupancy	15,662	15,179
Equipment	6,167	5,468
Data processing	11,508	9,516
Business development and advertising	4,537	5,381
Other intangible amortization	1,011	1,049
Loan expense	3,284	2,910
Legal and professional fees	5,345	9,715
Losses other than loans	(316)	3,550
Foreclosure / OREO expense	2,422	3,362
FDIC expense	5,432	4,870
Other	13,956	14,481

Total noninterest expense	166,915	169,762

Income before income taxes	68,738	63,352
Income tax expense	21,350	20,719

Net income	47,388	42,633
Preferred stock dividends and discount accretion	1,300	1,300

Net income available to common equity	$46,088	$41,333

Earnings per common share:
Basic	$0.27	$0.24
Diluted	$0.27	$0.24
Average common shares outstanding:
Basic	168,234	173,846
Diluted	168,404	173,848

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In Thousands)
Net income	$47,388	$42,633
Other comprehensive loss, net of tax:
Investment securities available for sale:
Net unrealized losses	(9,931)	(1,914)
Reclassification adjustment for net gains realized in net income	(300)	(40)
Income tax benefit	3,950	762

Other comprehensive loss on investment securities available for sale	(6,281)	(1,192)
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	17	60
Amortization of actuarial losses	1,073	640
Income tax expense	(421)	(273)

Other comprehensive income on pension and postretirement obligations	669	427
Derivatives used in cash flow hedging relationships:
Net unrealized gains	—	10
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	—	731
Income tax expense	—	(300)

Other comprehensive income on cash flow hedging relationships	—	441

Total other comprehensive loss	(5,612)	(324)

Comprehensive income	$41,776	$42,309

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2011	$63,272	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794
Comprehensive income:
Net income	—	—	—	42,633	—	—	42,633
Other comprehensive loss	—	—	—	—	(324)	—	(324)

Comprehensive income							42,309

Common stock issued:
Stock-based compensation plans, net	—	4	136	(124)	—	103	119
Purchase of treasury stock	—	—	—	—	—	(1,113)	(1,113)
Cash dividends:
Common stock, $0.05 per share	—	—	—	(8,735)	—	—	(8,735)
Preferred stock	—	—	—	(1,300)	—	—	(1,300)
Stock-based compensation expense, net	—	—	3,794	—	—	—	3,794
Tax benefit of stock options	—	—	5	—	—	—	5

Balance, March 31, 2012	$63,272	$1,750	$1,590,336	$1,181,247	$65,278	$(1,010)	$2,900,873

Balance, December 31, 2012	$63,272	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399
Comprehensive income:
Net income	—	—	—	47,388	—	—	47,388
Other comprehensive loss	—	—	—	—	(5,612)	—	(5,612)

Comprehensive income							41,776

Common stock issued:
Stock-based compensation plans, net	—	—	9	(16,724)	—	18,892	2,177
Purchase of treasury stock	—	—	—	—	—	(33,125)	(33,125)
Cash dividends:
Common stock, $0.08 per share	—	—	—	(13,483)	—	—	(13,483)
Preferred stock	—	—	—	(1,300)	—	—	(1,300)
Stock-based compensation expense, net	—	—	3,762	—	—	—	3,762
Tax benefit of stock options	—	—	59	—	—	—	59

Balance, March 31, 2013	$63,272	$1,750	$1,605,966	$1,297,692	$42,991	$(75,406)	$2,936,265

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,388	$42,633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,000	—
Depreciation and amortization	11,968	10,144
Recovery of valuation allowance on mortgage servicing rights, net	(5,216)	(2,371)
Amortization of mortgage servicing rights	4,989	6,417
Amortization of other intangible assets	1,011	1,049
Amortization and accretion on earning assets, funding, and other, net	14,069	16,149
Tax impact of stock based compensation	59	5
Gain on sales of investment securities, net and impairment write-downs	(300)	(40)
(Gain) loss on sales of assets and impairment write-downs, net	(836)	3,594
Gain on mortgage banking activities, net	(15,493)	(10,477)
Mortgage loans originated and acquired for sale	(681,410)	(563,688)
Proceeds from sales of mortgage loans held for sale	779,022	620,895
(Increase) decrease in interest receivable	(3,226)	2,744
Decrease in interest payable	(7,276)	(9,574)
Net change in other assets and other liabilities	(15,337)	(5,715)

Net cash provided by operating activities	133,412	111,765

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(179,438)	(251,508)
Purchases of:
Investment securities	(524,659)	(266,436)
Premises, equipment, and software, net of disposals	(16,223)	(12,149)
Other assets	(797)	(407)
Proceeds from:
Sales of investment securities	61,457	92,716
Prepayments, calls, and maturities of investment securities	403,763	439,014
Sales, prepayments, calls, and maturities of other assets	23,784	9,204
Sales of loans originated for investment	12,172	—

Net cash provided by (used in) investing activities	(219,941)	10,434

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	481,429	562,721
Net decrease in short-term funding	(557,387)	(578,266)
Repayment of long-term funding	(100,076)	(125)
Cash dividends on common stock	(13,483)	(8,735)
Cash dividends on preferred stock	(1,300)	(1,300)
Purchase of treasury stock	(33,125)	(1,113)

Net cash used in financing activities	(223,942)	(26,818)

Net increase (decrease) in cash and cash equivalents	(310,471)	95,381
Cash and cash equivalents at beginning of period	737,873	616,595

Cash and cash equivalents at end of period	$427,402	$711,976

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,946	$35,461
Cash (received) for income taxes	—	(10,025)
Loans and bank premises transferred to other real estate owned	12,408	5,137
Capitalized mortgage servicing rights	5,902	5,895

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2012 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

NOTE 2: New Accounting Pronouncements Adopted

In February 2013, the FASB issued an amendment requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These disclosures may be presented on the face of the income statement or in the notes to consolidated financial statements, depending upon the specific accounting guidance for the reclassification out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 16 for the required new disclosures on accumulated other comprehensive income.

In July 2012, the FASB issued amendments intended to simplify how entities test the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments permit an organization to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether it should apply the quantitative test and calculate the fair value of the indefinite-lived intangible asset. The amendments do not change how an organization measures an impairment loss. Therefore, it is not expected to affect the information reported to users of the financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, and liquidity.

In December 2011, the FASB issued amendments to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, and liquidity. See Note 11 for the required new disclosures on balance sheet offsetting.

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

	Three Months Ended March 31,
	2013	2012
	(In Thousands, except per share data)
Net income	$47,388	$42,633
Preferred stock dividends and discount accretion	(1,300)	(1,300)

Net income available to common equity	$46,088	$41,333

Common shareholder dividends	(13,377)	(8,683)
Unvested share-based payment awards	(107)	(40)

Undistributed earnings	$32,604	$32,610

Undistributed earnings allocated to common shareholders	$32,375	$32,455
Undistributed earnings allocated to unvested share-based payment awards	229	155

Undistributed earnings	$32,604	$32,610

Basic
Distributed earnings to common shareholders	$13,377	$8,683
Undistributed earnings allocated to common shareholders	32,375	32,455

Total common shareholders earnings, basic	$45,752	$41,138

Diluted
Distributed earnings to common shareholders	$13,377	$8,683
Undistributed earnings allocated to common shareholders	32,375	32,455

Total common shareholders earnings, diluted	$45,752	$41,138

Weighted average common shares outstanding	168,234	173,846
Effect of dilutive common stock awards	170	2

Diluted weighted average common shares outstanding	168,404	173,848

Basic earnings per common share	$0.27	$0.24

Diluted earnings per common share	$0.27	$0.24

Options to purchase approximately 3 million and 6 million shares were outstanding at March 31, 2013 and March 31, 2012, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

At March 31, 2013, the Corporation had one stock-based compensation plan. All stock awards granted under this plan have an exercise price that is established at the closing price of the Corporation’s stock on the date the awards were granted.

The Corporation may issue common stock and common stock units with restrictions to certain key employees (collectively referred to as “restricted stock awards”). The shares are restricted as to transfer, but are not restricted as to dividend payment or voting rights. The transfer restrictions lapse over one, two, three, or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment, and performance-based awards are based on earnings per share performance goals and continued employment.

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical and implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first quarter of 2013 and full year 2012.

	2013	2012
Dividend yield	2.00%	2.00%
Risk-free interest rate	0.99%	1.20%
Weighted average expected volatility	34.35%	48.94%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$3.80	$5.03

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2012 and for the three months ended March 31, 2013, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2011	7,055,274	$21.99
Granted	3,060,519	12.97
Exercised	(11,120)	13.16
Forfeited or expired	(1,464,115)	21.56

Outstanding at December 31, 2012	8,640,558	$18.88	6.40	$570

Options exercisable at December 31, 2012	4,603,963	$23.80	4.37	43

Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	14.02
Exercised	(110,793)	13.41
Forfeited or expired	(397,741)	21.19

Outstanding at March 31, 2013	9,153,003	$18.30	6.71	$10,458

Options exercisable at March 31, 2013	5,770,664	$21.14	5.37	4,598

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2012, and for the three months ended March 31, 2013.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	2,431,339	$5.11
Granted	3,060,519	5.03
Vested	(1,097,571)	4.88
Forfeited	(357,692)	5.12

Nonvested at December 31, 2012	4,036,595	$5.11

Granted	1,020,979	3.80
Vested	(1,590,628)	5.13
Forfeited	(84,607)	5.17

Nonvested at March 31, 2013	3,382,339	$4.70

For the three months ended March 31, 2013 and for the year ended December 31, 2012, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $8 million for the first quarter of 2013 and $5 million for the year ended December 31, 2012. For both the three months ended March 31, 2013 and 2012, the Corporation recognized compensation expense of $2 million for the vesting of stock options. For the full year 2012, the Corporation recognized compensation expense of $9 million for the vesting of stock options. At March 31, 2013, the Corporation had $14 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2015.

The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2012, and for the three months ended March 31, 2013.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,013,765	$13.79
Granted	506,258	13.00
Vested	(533,014)	13.38
Forfeited	(54,584)	13.73

Outstanding at December 31, 2012	932,425	$13.60

Granted	1,242,055	14.03
Vested	(579,853)	13.70
Forfeited	(660)	12.97

Outstanding at March 31, 2013	1,593,967	$13.90

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 and 2012 to executive officers will vest ratably over a three year period. Restricted stock awards granted to non-executives during 2013 will vest ratably over a four year period, while restricted stock awards granted to non-executives during 2012 will vest ratably over a three year period. Expense for restricted stock awards of approximately $2 million was recognized for both the three months ended March 31, 2013 and 2012. The Corporation recognized approximately $7 million of expense for restricted stock awards for the full year 2012. The Corporation had $20 million of unrecognized compensation costs related to restricted stock awards at March 31, 2013 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2015.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options or the granting of restricted stock awards. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, or similar facilities.

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

March 31, 2013:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,003	$1	$—	$1,004
Obligations of state and political subdivisions (municipal securities)	734,096	43,240	(49)	777,287
Residential mortgage-related securities	3,704,596	88,289	(6,125)	3,786,760
Commercial mortgage-related securities (Government agency)	298,864	3,226	(1,451)	300,639
Other securities (debt and equity)	83,209	1,466	(48)	84,627

Total investment securities available for sale	$4,821,768	$136,222	$(7,673)	$4,950,317

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$54,123	$64	$(699)	$53,488

Total investment securities held to maturity	$54,123	$64	$(699)	$53,488

December 31, 2012:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,003	$1	$—	$1,004
Obligations of state and political subdivisions (municipal securities)	755,644	45,599	(55)	801,188
Residential mortgage-related securities	3,714,289	93,742	(3,727)	3,804,304
Commercial mortgage-related securities (Government agency)	226,420	2,809	(1,063)	228,166
Other securities (debt and equity)	90,622	1,549	(75)	92,096

Total investment securities available for sale	$4,787,978	$143,700	$(4,920)	$4,926,758

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$39,877	$98	$(296)	$39,679

Total investment securities held to maturity	$39,877	$98	$(296)	$39,679

The amortized cost and fair values of investment securities available for sale and held to maturity at March 31, 2013, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$49,227	$49,808	$—	$—
Due after one year through five years	213,425	222,878	—	—
Due after five years through ten years	506,121	538,190	15,970	15,902
Due after ten years	49,518	51,993	38,153	37,586

Total debt securities	818,291	862,869	54,123	53,488
Residential mortgage-related securities	3,704,596	3,786,760	—	—
Commercial mortgage-related securities (Government agency)	298,864	300,639	—	—
Equity securities	17	49	—	—

Total investment securities	$4,821,768	$4,950,317	$54,123	$53,488

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013.

	Less than 12 months			12 months or more			Total
March 31, 2013:	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	14	(36)	5,920	1	(13)	348	(49)	6,268
Residential mortgage-related securities	36	(6,125)	1,063,268	—	—	—	(6,125)	1,063,268
Commercial mortgage-related securities (Government agency)	4	(1,451)	150,221	—	—	—	(1,451)	150,221
Other debt securities	1	(3)	297	1	(45)	142	(48)	439

Total		$(7,615)	$1,219,706		$(58)	$490	$(7,673)	$1,220,196

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	90	(699)	43,377	—	—	—	(699)	43,377

Total		$(699)	$43,377		$—	$—	$(699)	$43,377

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2013, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the

Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). At March 31, 2013, the unrealized loss position of 12 months or more on other debt securities was attributable to a pooled trust preferred debt security. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2012. There was no change in the balance of credit-related other-than-temporary during the three months ended March 31, 2013.

	Non-agency Mortgage- Related Securities	Trust Preferred Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)
Reduction due to credit impaired securities sold	17,026	4,499	21,525

Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Less than 12 months			12 months or more			Total
December 31, 2012:	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	15	$(42)	$5,065	1	$(13)	$348	$(55)	$5,413
Residential mortgage-related securities	30	(3,727)	892,964	—	—	—	(3,727)	892,964
Commercial mortgage-related securities (Government agency)	2	(1,063)	102,474	—	—	—	(1,063)	102,474
Other debt securities	—	—	—	1	(75)	111	(75)	111

Total		$(4,832)	$1,000,503		$(88)	$459	$(4,920)	$1,000,962

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	56	$(296)	$28,265	—	$—	$—	$(296)	$28,265

Total		$(296)	$28,265		$—	$—	$(296)	$28,265

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At March 31, 2013 and December 31, 2012, the Corporation had FHLB stock of $82 million and $96 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million at both March 31, 2013 and December 31, 2012.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2012 or the first three months of 2013. The FHLB of Chicago initiated tender offers for certain of its shares during the first quarter of 2013, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender offers and reduced its equity holdings in the FHLB of Chicago by $14 million.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition was as follows.

	March 31, 2013	December 31, 2012
	($ in Thousands)
Commercial and industrial	$4,651,143	$4,502,021
Commercial real estate - owner occupied	1,199,513	1,219,747
Lease financing	57,908	64,196

Commercial and business lending	5,908,564	5,785,964
Commercial real estate - investor	2,900,167	2,906,759
Real estate construction	729,145	655,381

Commercial real estate lending	3,629,312	3,562,140

Total commercial	9,537,876	9,348,104
Home equity	2,098,407	2,219,494
Installment	447,445	466,727
Residential mortgage	3,467,834	3,376,697

Total consumer	6,013,686	6,062,918

Total loans	$15,551,562	$15,411,022

A summary of the changes in the allowance for loan losses was as follows.

	March 31, 2013	December 31, 2012
	($ in Thousands)
Balance at beginning of period	$297,409	$378,151
Provision for loan losses	4,000	3,000
Charge offs	(27,128)	(117,046)
Recoveries	12,642	33,304

Net charge offs	(14,486)	(83,742)

Balance at end of period	$286,923	$297,409

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

A summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	10,848	(3,503)	(281)	3,178	3,898	(11,826)	(870)	2,556	4,000
Charge offs	(7,075)	(1,661)	—	(4,034)	(1,978)	(7,230)	(431)	(4,719)	(27,128)
Recoveries	6,379	143	12	3,871	586	893	254	504	12,642

Balance at Mar 31, 2013	$108,004	$22,368	$2,755	$66,196	$23,247	$38,663	$3,252	$22,438	$286,923

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$4,954	$819	$—	$6,196	$482	$1,666	$—	$363	$14,480
Ending balance impaired loans collectively evaluated for impairment	$4,436	$2,739	$4	$3,795	$2,888	$16,203	$790	$12,305	$43,160

Total impaired loans	$9,390	$3,558	$4	$9,991	$3,370	$17,869	$790	$12,668	$57,640
Ending balance all other loans collectively evaluated for impairment	$98,614	$18,810	$2,751	$56,205	$19,877	$20,794	$2,462	$9,770	$229,283

Total	$108,004	$22,368	$2,755	$66,196	$23,247	$38,663	$3,252	$22,438	$286,923

Loans:
Ending balance impaired loans individually evaluated for impairment	$22,583	$17,250	$2,060	$51,757	$17,902	$3,598	$—	$10,667	$125,817
Ending balance impaired loans collectively evaluated for impairment	$39,910	$18,837	$105	$46,272	$9,804	$39,903	$2,426	$62,455	$219,712

Total impaired loans	$62,493	$36,087	$2,165	$98,029	$27,706	$43,501	$2,426	$73,122	$345,529
Ending balance all other loans collectively evaluated for impairment	$4,588,650	$1,163,426	$55,743	$2,802,138	$701,439	$2,054,906	$445,019	$3,394,712	$15,206,033

Total	$4,651,143	$1,199,513	$57,908	$2,900,167	$729,145	$2,098,407	$447,445	$3,467,834	$15,551,562

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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	(1,645)	(5,184)	(645)	(14,304)	873	16,909	(501)	7,497	3,000
Charge offs	(43,240)	(4,080)	(797)	(14,000)	(3,588)	(34,125)	(3,057)	(14,159)	(117,046)
Recoveries	18,363	453	1,899	4,796	2,129	3,898	1,234	532	33,304

Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$8,790	$654	$—	$5,241	$1,079	$868	$—	$155	$16,787
Ending balance impaired loans collectively evaluated for impairment	$4,951	$3,157	$—	$4,446	$2,332	$23,712	$1,155	$12,751	$52,504

Total impaired loans	$13,741	$3,811	$—	$9,687	$3,411	$24,580	$1,155	$12,906	$69,291
Ending balance all other loans collectively evaluated for impairment	$84,111	$23,578	$3,024	$53,494	$17,330	$32,246	$3,144	$11,191	$228,118

Total	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Loans:
Ending balance impaired loans individually evaluated for impairment	$27,213	$16,602	$3,024	$48,894	$20,794	$4,671	$—	$11,330	$132,528
Ending balance impaired loans collectively evaluated for impairment	$40,109	$21,504	$7	$51,453	$11,038	$44,512	$2,491	$70,313	$241,427

Total impaired loans	$67,322	$38,106	$3,031	$100,347	$31,832	$49,183	$2,491	$81,643	$373,955
Ending balance all other loans collectively evaluated for impairment	$4,434,699	$1,181,641	$61,165	$2,806,412	$623,549	$2,170,311	$464,236	$3,295,054	$15,037,067

Total	$4,502,021	$1,219,747	$64,196	$2,906,759	$655,381	$2,219,494	$466,727	$3,376,697	$15,411,022

The following table presents commercial loans by credit quality indicator at March 31, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,335,991	$125,292	$127,367	$62,493	$4,651,143
Commercial real estate - owner occupied	1,017,171	53,157	93,098	36,087	1,199,513
Lease financing	55,134	358	251	2,165	57,908

Commercial and business lending	5,408,296	178,807	220,716	100,745	5,908,564
Commercial real estate - investor	2,636,172	64,191	101,775	98,029	2,900,167
Real estate construction	683,620	7,779	10,040	27,706	729,145

Commercial real estate lending	3,319,792	71,970	111,815	125,735	3,629,312

Total commercial	$8,728,088	$250,777	$332,531	$226,480	$9,537,876

The following table presents commercial loans by credit quality indicator at December 31, 2012.
	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,208,478	$97,787	$128,434	$67,322	$4,502,021
Commercial real estate - owner occupied	1,030,632	51,417	99,592	38,106	1,219,747
Lease financing	58,099	2,802	264	3,031	64,196

Commercial and business lending	5,297,209	152,006	228,290	108,459	5,785,964
Commercial real estate - investor	2,634,035	65,309	107,068	100,347	2,906,759
Real estate construction	603,481	6,976	13,092	31,832	655,381

Commercial real estate lending	3,237,516	72,285	120,160	132,179	3,562,140

Total commercial	$8,534,725	$224,291	$348,450	$240,638	$9,348,104

The following table presents consumer loans by credit quality indicator at March 31, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,045,036	$6,549	$3,321	$43,501	$2,098,407
Installment	442,420	2,500	99	2,426	447,445
Residential mortgage	3,378,037	8,793	7,882	73,122	3,467,834

Total consumer	$5,865,493	$17,842	$11,302	$119,049	$6,013,686

The following table presents consumer loans by credit quality indicator at December 31, 2012.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,153,103	$13,538	$3,670	$49,183	$2,219,494
Installment	462,016	2,109	111	2,491	466,727
Residential mortgage	3,276,889	9,403	8,762	81,643	3,376,697

Total consumer	$5,892,008	$25,050	$12,543	$133,317	$6,062,918

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

The following table presents loans by past due status at March 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$7,470	$2,793	$210	$10,473	$4,607,428	$4,617,901
Commercial real estate—owner occupied	5,286	1,518	2,389	9,193	1,167,121	1,176,314
Lease financing	2	281	—	283	55,460	55,743

Commercial and business lending	12,758	4,592	2,599	19,949	5,830,009	5,849,958
Commercial real estate—investor	21,801	3,400	1,922	27,123	2,816,268	2,843,391
Real estate construction	1,993	294	74	2,361	704,618	706,979

Commercial real estate lending	23,794	3,694	1,996	29,484	3,520,886	3,550,370

Total commercial	36,552	8,286	4,595	49,433	9,350,895	9,400,328
Home equity	3,412	3,137	93	6,642	2,057,820	2,064,462
Installment	2,042	458	858	3,358	442,325	445,683
Residential mortgage	7,399	1,394	144	8,937	3,406,716	3,415,653

Total consumer	12,853	4,989	1,095	18,937	5,906,861	5,925,798

Total accruing loans	$49,405	$13,275	$5,690	$68,370	$15,257,756	$15,326,126

Nonaccrual loans
Commercial and industrial	$3,392	$483	$9,996	$13,871	$19,371	$33,242
Commercial real estate—owner occupied	2,877	657	9,927	13,461	9,738	23,199
Lease financing	10	—	17	27	2,138	2,165

Commercial and business lending	6,279	1,140	19,940	27,359	31,247	58,606
Commercial real estate—investor	4,897	1,121	33,628	39,646	17,130	56,776
Real estate construction	2,457	9	4,546	7,012	15,154	22,166

Commercial real estate lending	7,354	1,130	38,174	46,658	32,284	78,942

Total commercial	13,633	2,270	58,114	74,017	63,531	137,548
Home equity	679	1,698	23,536	25,913	8,032	33,945
Installment	124	121	484	729	1,033	1,762
Residential mortgage	3,094	3,686	32,601	39,381	12,800	52,181

Total consumer	3,897	5,505	56,621	66,023	21,865	87,888

Total nonaccrual loans	$17,530	$7,775	$114,735	$140,040	$85,396	$225,436

Total loans
Commercial and industrial	$10,862	$3,276	$10,206	$24,344	$4,626,799	$4,651,143
Commercial real estate—owner occupied	8,163	2,175	12,316	22,654	1,176,859	1,199,513
Lease financing	12	281	17	310	57,598	57,908

Commercial and business lending	19,037	5,732	22,539	47,308	5,861,256	5,908,564
Commercial real estate—investor	26,698	4,521	35,550	66,769	2,833,398	2,900,167
Real estate construction	4,450	303	4,620	9,373	719,772	729,145

Commercial real estate lending	31,148	4,824	40,170	76,142	3,553,170	3,629,312

Total commercial	50,185	10,556	62,709	123,450	9,414,426	9,537,876
Home equity	4,091	4,835	23,629	32,555	2,065,852	2,098,407
Installment	2,166	579	1,342	4,087	443,358	447,445
Residential mortgage	10,493	5,080	32,745	48,318	3,419,516	3,467,834

Total consumer	16,750	10,494	57,716	84,960	5,928,726	6,013,686

Total loans	$66,935	$21,050	$120,425	$208,410	$15,343,152	$15,551,562

*	The recorded investment in loans past due 90 days or more and still accruing totaled $6 million at March 31, 2013 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$9,557	$1,782	$79	$11,418	$4,451,421	$4,462,839
Commercial real estate—owner occupied	10,420	633	308	11,361	1,184,132	1,195,493
Lease financing	—	12	—	12	61,153	61,165

Commercial and business lending	19,977	2,427	387	22,791	5,696,706	5,719,497
Commercial real estate—investor	8,424	5,048	366	13,838	2,834,234	2,848,072
Real estate construction	1,628	1,527	283	3,438	624,641	628,079

Commercial real estate lending	10,052	6,575	649	17,276	3,458,875	3,476,151

Total commercial	30,029	9,002	1,036	40,067	9,155,581	9,195,648
Home equity	10,151	3,387	96	13,634	2,166,645	2,180,279
Installment	1,300	809	1,013	3,122	461,767	464,889
Residential mortgage	8,473	930	144	9,547	3,307,791	3,317,338

Total consumer	19,924	5,126	1,253	26,303	5,936,203	5,962,506

Total accruing loans	$49,953	$14,128	$2,289	$66,370	$15,091,784	$15,158,154

Nonaccrual loans
Commercial and industrial	$8,559	$791	$11,962	$21,312	$17,870	$39,182
Commercial real estate—owner occupied	1,489	1,749	11,819	15,057	9,197	24,254
Lease financing	15	—	9	24	3,007	3,031

Commercial and business lending	10,063	2,540	23,790	36,393	30,074	66,467
Commercial real estate—investor	197	3,072	30,928	34,197	24,490	58,687
Real estate construction	16	—	9,639	9,655	17,647	27,302

Commercial real estate lending	213	3,072	40,567	43,852	42,137	85,989

Total commercial	10,276	5,612	64,357	80,245	72,211	152,456
Home equity	1,456	2,518	28,474	32,448	6,767	39,215
Installment	153	141	586	880	958	1,838
Residential mortgage	2,135	4,321	38,739	45,195	14,164	59,359

Total consumer	3,744	6,980	67,799	78,523	21,889	100,412

Total nonaccrual loans	$14,020	$12,592	$132,156	$158,768	$94,100	$252,868

Total loans
Commercial and industrial	$18,116	$2,573	$12,041	$32,730	$4,469,291	$4,502,021
Commercial real estate—owner occupied	11,909	2,382	12,127	26,418	1,193,329	1,219,747
Lease financing	15	12	9	36	64,160	64,196

Commercial and business lending	30,040	4,967	24,177	59,184	5,726,780	5,785,964
Commercial real estate—investor	8,621	8,120	31,294	48,035	2,858,724	2,906,759
Real estate construction	1,644	1,527	9,922	13,093	642,288	655,381

Commercial real estate lending	10,265	9,647	41,216	61,128	3,501,012	3,562,140

Total commercial	40,305	14,614	65,393	120,312	9,227,792	9,348,104
Home equity	11,607	5,905	28,570	46,082	2,173,412	2,219,494
Installment	1,453	950	1,599	4,002	462,725	466,727
Residential mortgage	10,608	5,251	38,883	54,742	3,321,955	3,376,697

Total consumer	23,668	12,106	69,052	104,826	5,958,092	6,062,918

Total loans	$63,973	$26,720	$134,445	$225,138	$15,185,884	$15,411,022

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at March 31, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$51,262	$56,894	$9,390	$52,001	$385
Commercial real estate—owner occupied	23,953	26,397	3,558	24,380	213
Lease financing	105	105	4	122	—

Commercial and business lending	75,320	83,396	12,952	76,503	598
Commercial real estate—investor	79,905	90,732	9,991	80,833	580
Real estate construction	12,610	16,506	3,370	12,917	67

Commercial real estate lending	92,515	107,238	13,361	93,750	647

Total commercial	167,835	190,634	26,313	170,253	1,245
Home equity	42,898	50,329	17,869	44,127	354
Installment	2,426	2,833	790	2,472	30
Residential mortgage	64,754	74,268	12,668	66,213	396

Total consumer	110,078	127,430	31,327	112,812	780

Total loans	$277,913	$318,064	$57,640	$283,065	$2,025

Loans with no related allowance
Commercial and industrial	$11,231	$21,714	$—	$14,666	$58
Commercial real estate—owner occupied	12,134	13,788	—	12,204	16
Lease financing	2,060	2,060	—	2,390	—

Commercial and business lending	25,425	37,562	—	29,260	74
Commercial real estate—investor	18,124	29,646	—	19,312	—
Real estate construction	15,096	20,771	—	15,415	—

Commercial real estate lending	33,220	50,417	—	34,727	—

Total commercial	58,645	87,979	—	63,987	74
Home equity	603	707	—	604	—
Installment	—	—	—	—	—
Residential mortgage	8,368	11,551	—	8,590	40

Total consumer	8,971	12,258	—	9,194	40

Total loans	$67,616	$100,237	$—	$73,181	$114

Total
Commercial and industrial	$62,493	$78,608	$9,390	$66,667	$443
Commercial real estate—owner occupied	36,087	40,185	3,558	36,584	229
Lease financing	2,165	2,165	4	2,512	—

Commercial and business lending	100,745	120,958	12,952	105,763	672
Commercial real estate—investor	98,029	120,378	9,991	100,145	580
Real estate construction	27,706	37,277	3,370	28,332	67

Commercial real estate lending	125,735	157,655	13,361	128,477	647

Total commercial	226,480	278,613	26,313	234,240	1,319
Home equity	43,501	51,036	17,869	44,731	354
Installment	2,426	2,833	790	2,472	30
Residential mortgage	73,122	85,819	12,668	74,803	436

Total consumer	119,049	139,688	31,327	122,006	820

Total loans	$345,529	$418,301	$57,640	$356,246	$2,139

*	Interest income recognized included $1 million of interest income recognized on accruing restructured loans for the three months ended March 31, 2013.

The following table presents impaired loans at December 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,985	$65,521	$13,741	$56,508	$2,187
Commercial real estate—owner occupied	24,600	27,700	3,811	26,531	1,043
Lease financing	7	7	—	120	—

Commercial and business lending	82,592	93,228	17,552	83,159	3,230
Commercial real estate—investor	80,766	96,581	9,687	85,642	2,891
Real estate construction	16,299	22,311	3,411	19,122	437

Commercial real estate lending	97,065	118,892	13,098	104,764	3,328

Total commercial	179,657	212,120	30,650	187,923	6,558
Home equity	47,113	54,456	24,580	50,334	1,962
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	72,408	81,959	12,906	76,989	2,211

Total consumer	122,012	139,262	38,641	130,096	4,345

Total loans	$301,669	$351,382	$69,291	$318,019	$10,903

Loans with no related allowance
Commercial and industrial	$9,337	$16,339	$—	$10,883	$229
Commercial real estate—owner occupied	13,506	16,582	—	14,425	68
Lease financing	3,024	3,024	—	3,896	—

Commercial and business lending	25,867	35,945	—	29,204	297
Commercial real estate—investor	19,581	28,531	—	20,490	173
Real estate construction	15,533	24,724	—	18,350	109

Commercial real estate lending	35,114	53,255	—	38,840	282

Total commercial	60,981	89,200	—	68,044	579
Home equity	2,070	2,269	—	2,164	36
Installment	—	—	—	—	—
Residential mortgage	9,235	12,246	—	11,566	208

Total consumer	11,305	14,515	—	13,730	244

Total loans	$72,286	$103,715	$—	$81,774	$823

Total
Commercial and industrial	$67,322	$81,860	$13,741	$67,391	$2,416
Commercial real estate—owner occupied	38,106	44,282	3,811	40,956	1,111
Lease financing	3,031	3,031	—	4,016	—

Commercial and business lending	108,459	129,173	17,552	112,363	3,527
Commercial real estate—investor	100,347	125,112	9,687	106,132	3,064
Real estate construction	31,832	47,035	3,411	37,472	546

Commercial real estate lending	132,179	172,147	13,098	143,604	3,610

Total commercial	240,638	301,320	30,650	255,967	7,137
Home equity	49,183	56,725	24,580	52,498	1,998
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	81,643	94,205	12,906	88,555	2,419

Total consumer	133,317	153,777	38,641	143,826	4,589

Total loans	$373,955	$455,097	$69,291	$399,793	$11,726

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2012.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $12 million recorded investment in loans modified in a troubled debt restructuring for the three months ended March 31, 2013, of which, $8 million were in accrual status and $4 million were in nonaccrual pending a sustained period of repayment.

As of March 31, 2013 and December 31, 2012, there were $68 million and $81 million, respectively, of nonaccrual restructured loans, and $120 million and $121 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	March 31, 2013		December 31, 2012
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$29,251	$9,221	$28,140	$12,496
Commercial real estate—owner occupied	12,888	10,407	13,852	11,514
Commercial real estate—investor	41,253	20,446	41,660	25,221
Real estate construction	5,540	5,494	4,530	6,798
Home equity	9,556	7,207	9,968	6,698
Installment	664	665	653	674
Residential mortgage	20,941	14,371	22,284	17,189

Total	$120,093	$67,811	$121,087	$80,590

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, and the recorded investment and unpaid principal balance as of March 31, 2013 and December 31, 2012, respectively.

	Three Months Ended March 31, 2013			Year Ended December 31, 2012
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	22	$2,844	$5,315	85	$12,827	$15,834
Commercial real estate—owner occupied	3	2,217	2,228	27	11,978	12,766
Commercial real estate—investor	5	2,035	2,087	25	12,379	13,569
Real estate construction	5	1,960	1,980	31	2,955	3,549
Home equity	28	1,301	1,385	111	4,870	6,143
Installment	1	175	175	13	298	302
Residential mortgage	25	1,564	1,842	121	14,292	16,787

Total	89	$12,096	$15,012	413	$59,599	$68,950

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2013, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2013.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively, as well as the recorded investment in these restructured loans as of March 31, 2013 and December 31, 2012, respectively.

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	7	$1,170	16	$1,736
Commercial real estate—owner occupied	1	74	10	4,729
Commercial real estate—investor	3	1,781	13	10,854
Real estate construction	—	—	5	1,695
Home equity	3	109	14	2,049
Installment	—	—	1	12
Residential mortgage	3	624	10	1,499

Total	17	$3,758	69	$22,574

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 7: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis. In addition, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Corporation conducted its annual impairment testing in May 2012. The 2012 annual impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for all of the reporting units. Therefore, a step two analysis was not required for these reporting units and no impairment charge was recorded. There were no impairment charges recorded in 2012, or through March 31, 2013. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At March 31, 2013, the Corporation had goodwill of $929 million, including goodwill of $428 million assigned to the Commercial Banking reporting unit and goodwill of $501 million assigned to the Consumer Banking reporting unit. There was no change in the carrying amount of goodwill during 2012 or through the first quarter of 2013.

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

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$41,831	$41,831
Accumulated amortization	(34,824)	(34,044)

Net book value	$7,007	$7,787

Amortization during the period	$780	$3,229
Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(12,074)	(11,843)

Net book value	$7,209	$7,440

Amortization during the period	$231	$966

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$61,425	$75,855
Additions	5,902	23,528
Amortization	(4,989)	(23,348)
Other-than-temporary impairment	—	(14,610)

Mortgage servicing rights at end of period	$62,338	$61,425

Valuation allowance at beginning of period	(15,476)	(27,703)
(Additions) / Recoveries, net	5,216	(2,383)
Other-than-temporary impairment	—	14,610

Valuation allowance at end of period	(10,260)	(15,476)

Mortgage servicing rights, net	$52,078	$45,949

Fair value of mortgage servicing rights	$52,078	$45,949
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	7,585,000	7,453,000
Mortgage servicing rights, net to servicing portfolio	0.69%	0.62%
Mortgage servicing rights expense(1)	$(227)	$25,731

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2013. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine months ending December 31, 2013	$2,300	$700	$10,300
Year ending December 31, 2014	2,900	900	10,900
Year ending December 31, 2015	1,400	800	8,400
Year ending December 31, 2016	300	800	6,600
Year ending December 31, 2017	100	800	5,300
Year ending December 31, 2018	—	700	4,200

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) was as follows.

	March 31,	December 31,
	2013	2012
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$108,935	$71,385
Securities sold under agreements to repurchase	621,920	679,070

Federal funds purchased and securities sold under agreements to repurchase	730,855	750,455
Federal Home Loan Bank (“FHLB”) advances	975,000	1,525,000
Commercial paper	63,697	51,484

Other short-term funding	1,038,697	1,576,484

Total short-term funding	$1,769,552	$2,326,939

Long-Term Funding
FHLB advances	$300,364	$400,375
Senior notes, at par	585,000	585,000
Subordinated debt, at par	25,821	25,821
Other long-term funding and capitalized costs	3,878	4,150

Total long-term funding	$915,063	$1,015,346

Total short and long-term funding	$2,684,615	$3,342,285

Short-term funding:

The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily.

Long-term funding:

FHLB advances: At March 31, 2013, the long-term FHLB advances had a weighted-average interest rate of 1.80%, compared to 1.79% at December 31, 2012. These advances all had fixed interest rates at both March 31, 2013 and December 31, 2012. The long-term FHLB advances include $300 million which will mature during the second quarter of 2013.

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

Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision. The subordinated debt was issued at a discount, has a fixed coupon interest rate of 9.25%, and is callable beginning in September 2013. Subordinated debt qualifies under the risk-based capital guidelines as Tier 2 supplementary capital for regulatory purposes, and is discounted in accordance with regulations when the debt has five years or less remaining to maturity.

NOTE 9: Income Taxes

For both the first quarter of 2013 and the first quarter of 2012, the Corporation recognized income tax expense of $21 million. The effective tax rate was 31.06% for the first quarter of 2013, compared to an effective tax rate of 32.70% for the first quarter of 2012.

NOTE 10: Derivative and Hedging Activities

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation also uses derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $61 million of investment securities as collateral at March 31, 2013, and pledged $70 million of investment securities as collateral at December 31, 2012.

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

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
March 31, 2013
Interest rate-related instruments — customer and mirror	$1,749,892	$63,453	Trading assets	1.26%	1.26%	46 months
Interest rate-related instruments — customer and mirror	1,749,892	(68,833)	Trading liabilities	1.26	1.26	46 months
Interest rate lock commitments (mortgage)	432,426	5,268	Other assets	—	—	—
Forward commitments (mortgage)	438,500	(843)	Other liabilities	—	—	—
Foreign currency exchange forwards	48,456	1,561	Trading assets	—	—	—
Foreign currency exchange forwards	43,167	(1,403)	Trading liabilities	—	—	—
Purchased options (time deposit)	112,065	5,637	Other assets	—	—	—
Written options (time deposit)	112,065	(5,637)	Other liabilities	—	—	—
December 31, 2012
Interest rate-related instruments — customer and mirror	$1,728,545	$69,370	Trading assets	1.30%	1.30%	47 months
Interest rate-related instruments — customer and mirror	1,728,545	(75,131)	Trading liabilities	1.30	1.30	47 months
Interest rate lock commitments (mortgage)	351,786	7,794	Other assets	—	—	—
Forward commitments (mortgage)	520,000	(147)	Other liabilities	—	—	—
Foreign currency exchange forwards	39,763	1,341	Trading assets	—	—	—
Foreign currency exchange forwards	35,745	(1,212)	Trading liabilities	—	—	—
Purchased options (time deposit)	111,262	3,620	Other assets	—	—	—
Written options (time deposit)	111,262	(3,620)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate-related instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Three Months Ended March 31, 2013
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$381
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,526)
Forward commitments (mortgage)	Mortgage banking, net	(696)
Foreign currency exchange forwards	Capital market fees, net	29
Three Months Ended March 31, 2012
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$755
Interest rate lock commitments (mortgage)	Mortgage banking, net	2,184
Forward commitments (mortgage)	Mortgage banking, net	3,884
Foreign currency exchange forwards	Capital market fees, net	(121)

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

Other derivatives

During the second quarter of 2012, the Corporation began entering into covered call options. Under covered call options, the Corporation will sell options to a bank or dealer for the right to purchase certain securities held within the Corporation’s investment securities portfolio. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges, and, accordingly, the changes in fair value of these contracts are recognized in interest income. There were no covered call options outstanding as of March 31, 2013 or December 31, 2012.

NOTE 11: Balance Sheet Offsetting

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation enters into swap agreements to facilitate the interest rate risk management strategies of commercial customers. The Corporation mitigates this risk by entering into equal and offsetting swap agreements with highly rated third party financial institutions. The swap agreements are free-standing derivatives and are recorded at fair value in the Company’s consolidated balance sheet. The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Company does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. See Note 10 for additional information on the Corporation’s derivative and hedging activities.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). In addition, the Corporation does not enter into reverse repurchase agreements; therefore, there is no such offsetting to be done with the repurchase agreements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2013 and December 31, 2012. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

			Net amounts	Groos amounts not offset in the
	Gross	Gross amounts	presented in	balance sheet
	amounts	offset in the	the balance	Financial
March 31,2013	recognized	balance sheet	sheet	instruments	Collateral	Net amount
	($ in Thousands)

Derivative assets:
Interest rate-related instruments	63	—	63	(63)	—	—
Derivative liabilities:
Interest rate-related instruments	66,771	—	66,771	(63)	(59,536)	7,172

			Net amounts	Groos amounts not offset in the
	Gross	Gross amounts	presented in	balance sheet
	amounts	offset in the	the balance	Financial
December 31, 2012	recognized	balance sheet	sheet	instruments	Collateral	Net amount
	($ in Thousands)

Derivative assets:
Interest rate-related instruments	66	—	66	(66)	—	—
Derivative liabilities:
Interest rate-related instruments	73,067	—	73,067	(66)	(67,331)	5,670

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

	March 31, 2013	December 31, 2012
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$5,504,835	$5,526,326
Commercial letters of credit (1)	131,905	85,689
Standby letters of credit (3)	276,978	303,705

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2013 or December 31, 2012.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both March 31, 2013 and December 31, 2012, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. As of March 31, 2013 and December 31, 2012, the Corporation had a reserve for losses on unfunded commitments totaling $21 million and $22 million, respectively, included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at March 31, 2013 was $34 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2012. Related to these investments, the Corporation had remaining commitments to fund of $17 million at March 31, 2013 and $18 million at December 31, 2012, respectively.

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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Bank intends to vigorously defend this lawsuit. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the government-sponsored enterprises (“GSEs”). The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Corporation may be obligated to repurchase the loan or reimburse the GSE’s for losses incurred (collectively, “make whole requests”). The make whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. As a result of make whole requests, the Corporation has repurchased loans with principal balances of $2 million and $3 million and paid loss reimbursement claims of $2 million and $4 million during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. Make whole requests and claims had been relatively modest prior to 2012; however, similar to other banks, this activity steadily increased during the second half of 2012 and into the first quarter of 2013, and therefore, the Corporation had repurchase reserve for potential claims on loans previously sold of $4 million at March 31, 2013, compared to $3 million at December 31, 2012. Make whole requests during 2012 and the first quarter of 2013 generally arose from loans sold during the period January 1, 2006 to March 31, 2013, which totaled $15.9 billion at the time of sale, and consisted primarily of loans sold to GSE’s. As of March 31, 2013, approximately $6.9 billion of these sold loans remain outstanding. Management will continue to monitor this activity in 2013 and its impact on the reserve. The following summarizes the changes in the mortgage repurchase reserve.

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
	($ in Thousands)
Balance at beginning of period	$3,300	$—
Repurchase provision expense	2,985	7,109
Charge offs	(1,885)	(3,809)

Balance at end of period	$4,400	$3,300

The Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2013, and December 31, 2012, there were approximately $61 million and $79 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances of repurchase for recourse under the limited recourse criteria.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2013 and December 31, 2012, there were $295 million and $321 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (“PMI”) provided by third-party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. During the first quarter of 2013, the Corporation terminated its reinsurance treaties with two of the three PMI mortgage reinsurance carriers. As a result, the Corporation’s estimated liability for reinsurance losses declined to $1 million at March 31, 2013, compared to $8 million at December 31, 2012. At March 31, 2013, the Corporation’s potential risk exposure was approximately $2 million.

Regulatory Matters

During the first quarter of 2012, the Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order required the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has been working cooperatively with the OCC, and management believes it is in compliance with the Consent Order. In connection with this matter, the Bank may be subject to civil money penalties.

NOTE 13: Fair Value Measurements

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

As of January 1, 2013, the Corporation changed its valuation methodology for interest-rate related derivative financial instruments to discount cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Under-collateralized or partially collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. The Corporation is making the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants. The changes in valuation methodology are immaterial to the Corporation’s results of operations, financial position, and liquidity.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2013, and December 31, 2012, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Obligations of state and political subdivisions (municipal securities)	777,287	—	777,287	—
Residential mortgage-related securities	3,786,760	—	3,786,760	—
Commercial mortgage-related securities (Government agency)	300,639	—	300,639	—
Other securities (debt and equity)	84,627	1,990	82,126	511

Total investment securities available for sale	$4,950,317	$2,994	$4,946,812	$511
Derivatives (trading and other assets)	$75,919	$—	$70,651	$5,268

Liabilities:
Derivatives (trading and other liabilities)	$76,716	$—	$75,873	$843

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Obligations of state and political subdivisions (municipal securities)	801,188	—	801,188	—
Residential mortgage-related securities	3,804,304	—	3,804,304	—
Commercial mortgage-related securities (Government agency)	228,166	—	228,166	—
Other securities (debt and equity)	92,096	2,841	88,775	480

Total investment securities available for sale	$4,926,758	$3,845	$4,922,433	$480
Derivatives (trading and other assets)	$82,125	$—	$74,331	$7,794

Liabilities:
Derivatives (trading and other liabilities)	$80,110	$—	$79,963	$147

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2012 and the three months ended March 31, 2013, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Investment Securities Available for Sale	Derivative Financial Instruments
Balance December 31, 2011	$856	$(200)
Total net gains included in income:
Mortgage derivative gain	—	7,847
Total net gains included in other comprehensive income:
Unrealized investment securities gains	49	—
Sales of investment securities	(425)	—

Balance December 31, 2012	$480	$7,647

Total net losses included in income:
Mortgage derivative loss	—	(3,222)
Total net gains included in other comprehensive income:
Unrealized investment securities gains	31	—

Balance March 31, 2013	$511	$4,425

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2013, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Investment securities available for sale – other securities (debt and equity): In valuing the investment securities available for sale classified within Level 3, the Corporation utilized a discounted cash flow model and incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities. The significant unobservable input used within the discounted cash flow analysis was the discount rate, which was based on the 3 month LIBOR forward curve (the 3 month LIBOR forward ranged from 0.35% to 3.07%) plus the investment security spread, at March 31, 2013.

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to Mortgage Risk Management Committee. At March 31, 2013, the closing ratio was 85%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in discounts of 0% to 50%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 20.1% and 9.6% at March 31, 2013, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	March 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$173,389	$—	$173,389	$—
Impaired loans (1)	111,337	—	—	111,337
Mortgage servicing rights	52,078	—	—	52,078

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$261,410	$—	$261,410	$—
Impaired loans (1)	115,741	—	—	115,741
Mortgage servicing rights	45,949	—	—	45,949

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first three months of 2013 and the full year 2012, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $12 million for the first three months of 2013 and $47 million for the year ended December 31, 2012, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $1 million, $3 million, and $8 million to asset losses, net for the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at March 31, 2013 and December 31, 2012, were as follows.

	March 31, 2013
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$336,247	$336,247	$336,247	$—	$—
Interest-bearing deposits in other financial institutions	82,555	82,555	82,555	—	—
Federal funds sold and securities purchased under agreements to resell	8,600	8,600	8,600	—	—
Investment securities held to maturity	54,123	53,488	—	53,488	—
Investment securities available for sale	4,950,317	4,950,317	2,994	4,946,812	511
FHLB and Federal Reserve Bank stocks	152,490	152,490	—	152,490	—
Loans held for sale	173,389	174,279	—	174,279	—
Loans, net	15,264,639	14,949,361	—	—	14,949,361
Bank owned life insurance	559,525	559,525	—	559,525	—
Accrued interest receivable	71,612	71,612	71,612	—	—
Interest rate-related agreements (1)	63,453	63,453	—	63,453	—
Foreign currency exchange forwards	1,561	1,561	—	1,561	—
Interest rate lock commitments to originate residential mortgage loans held for sale	5,268	5,268	—	—	5,268
Purchased options (time deposit)	5,637	5,637	—	5,637	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,453,855	$15,453,855	$—	$—	$15,453,855
Brokered CDs and other time deposits	1,967,439	1,967,439	—	1,967,439	—
Short-term funding	1,769,552	1,769,552	—	1,769,552	—
Long-term funding	915,063	937,802	—	937,802	—
Accrued interest payable	2,932	2,932	2,932	—	—
Interest rate-related agreements (1)	68,833	68,833	—	68,833	—
Foreign currency exchange forwards	1,403	1,403	—	1,403	—
Standby letters of credit (2)	4,009	4,009	—	4,009	—
Forward commitments to sell residential mortgage loans	843	843	—	—	843
Written options (time deposit)	5,637	5,637	—	5,637	—

	December 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$563,304	$563,304	$563,304	$—	$—
Interest-bearing deposits in other financial institutions	147,434	147,434	147,434	—	—
Federal funds sold and securities purchased under agreements to resell	27,135	27,135	27,135	—	—
Investment securities held to maturity	39,877	39,679	—	39,679	—
Investment securities available for sale	4,926,758	4,926,758	3,845	4,922,433	480
FHLB and Federal Reserve Bank stocks	166,774	166,774	—	166,774	—
Loans held for sale	261,410	265,914	—	265,914	—
Loans, net	15,113,613	14,873,851	—	—	14,873,851
Bank owned life insurance	556,556	556,556	—	556,556	—
Accrued interest receivable	68,386	68,386	68,386	—	—
Interest rate-related agreements (1)	69,370	69,370	—	69,370	—
Foreign currency exchange forwards	1,341	1,341	—	1,341	—
Interest rate lock commitments to originate residential mortgage loans held for sale	7,794	7,794	—	—	7,794
Purchased options (time deposit)	3,620	3,620	—	3,620	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$14,941,971	$14,941,971	$—	$—	$14,941,971
Brokered CDs and other time deposits	1,997,894	1,997,894	—	1,997,894	—
Short-term funding	2,326,939	2,326,939	—	2,326,939	—
Long-term funding	1,015,346	1,041,550	—	1,041,550	—
Accrued interest payable	10,208	10,208	10,208	—	—
Interest rate-related agreements (1)	75,131	75,131	—	75,131	—
Foreign currency exchange forwards	1,212	1,212	—	1,212	—
Standby letters of credit (2)	3,811	3,811	—	3,811	—
Forward commitments to sell residential mortgage loans	147	147	—	—	147
Written options (time deposit)	3,620	3,620	—	3,620	—

(1)	The commitment on standby letters of credit was $277 million and $304 million at March 31, 2013 and December 31, 2012, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

FHLB and Federal Reserve Bank stocks – The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).

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

Purchased and written options – The fair value of the Corporation’s purchased and written options is determined using quoted prices of the underlying stocks.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2013 and 2012, and for the full year 2012 were as follows.

	Three Months Ended March 31,		Year Ended December 31,
	2013	2012	2012
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,975	$2,613	$10,287
Interest cost	1,548	1,613	6,547
Expected return on plan assets	(4,305)	(3,558)	(14,713)
Amortization of prior service cost	17	17	72
Amortization of actuarial loss	1,073	640	2,708
Settlement charge	—	—	408

Total net periodic benefit cost	$1,308	$1,325	$5,309

Postretirement Plan:
Interest cost	$40	$47	$182
Amortization of prior service cost	—	43	170

Total net periodic benefit cost	$40	$90	$352

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $10 million to its Pension Plan in the first quarter of 2013.

NOTE 15: Segment Reporting

The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Commercial Banking, Consumer Banking, and Risk Management and Shared Services, with no segment representing more than half of the assets, liabilities or Tier 1 common equity of the Corporation as a whole.

The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2012 annual report on Form 10-K with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for loan losses is determined using the methodologies described in the Corporation’s 2012 annual report on Form 10-K to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2013, certain organization and methodology changes were made and, accordingly, 2012 results have been restated and presented on a comparable basis.

A description of each business segment is presented below.

Commercial Banking – The Commercial Banking segment serves a wide range of customers including, businesses, non-profits, municipalities, and financial institutions. Business customers in this segment include companies with a sales size from $10 million to over $500 million and delivery of services is provided through our regional and middle market units, our commercial real estate unit, as well as our specialized industries and commercial financial services area. The financial solutions provided to our customers include but are not limited to: (1) Lending solutions, such as business loans and lines of credit, business credit cards, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending. For our largest clients we also offer syndications to meet their lending needs (2) Deposit and cash management solutions such as business checking and interest-bearing deposit products, safe deposit and night depository services, liquidity solutions, payables and receivables solutions, and information services (3) Specialized financial services such as insurance and benefits related products and services, risk management, and international banking solutions. In serving the commercial banking segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services.

Consumer Banking – The Consumer Banking segment serves individuals and small businesses (up to $10 million in sales size) through our various Retail Banking and Private Client offices, and provides companies of varying sizes with fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management. The services provided to our individual and small business customers include but are not limited to: (1) Transactional solutions such as checking, debit and pre-paid cards, online banking and bill pay, and money transfer services (2) Lending solutions such as residential mortgages, home equity loans and lines of credit, business loans and lines, and personal and installment loans (3) Investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, market linked certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; as well as trust and investment management accounts. In serving the consumer banking segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances.

Risk Management and Shared Services – The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Operations and Technology functions, which are key shared functions. The segment also includes parent company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the company’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

Information about the Corporation’s segments is presented below.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2013
Net interest income	$77,184	$79,262	$1,207	$157,653
Noninterest income	23,169	54,195	4,636	82,000

Total revenue	100,353	133,457	5,843	239,653
Credit provision *	12,435	4,944	(13,379)	4,000
Noninterest expense	46,747	110,438	9,730	166,915

Income before income taxes	41,171	18,075	9,492	68,738
Income tax expense	14,410	6,326	614	21,350

Net income	$26,761	$11,749	$8,878	$47,388

Return on average allocated capital (ROT1CE) **	14.4%	8.6%	5.6%	10.1%

Three Months Ended March 31, 2012
Net interest income	$71,373	$79,534	$3,761	$154,668
Noninterest income	19,641	53,094	5,711	78,446

Total revenue	91,014	132,628	9,472	233,114
Credit provision *	10,925	4,873	(15,798)	—
Noninterest expense	47,818	106,698	15,246	169,762

Income before income taxes	32,271	21,057	10,024	63,352
Income tax expense	11,295	7,370	2,054	20,719

Net income	$20,976	$13,687	$7,970	$42,633

Return on average allocated capital (ROT1CE) **	11.9%	9.8%	5.1%	9.2%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 1Q 2013
Average earning assets	$8,156,150	$7,298,554	$5,226,215	$20,680,919
Average loans	8,145,829	7,298,554	3,769	15,448,152
Average deposits	5,374,633	9,598,352	2,173,399	17,146,384
Average allocated capital (T1CE) **	$754,399	$554,672	$547,360	$1,856,431

Average Balances for 1Q 2012
Average earning assets	$6,996,753	$7,297,135	$5,077,841	$19,371,729
Average loans	6,993,699	7,297,135	19,607	14,310,441
Average deposits	4,278,618	9,506,024	1,215,925	15,000,567
Average allocated capital (T1CE) **	$709,873	$561,397	$530,379	$1,801,649

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends and discount accretion.

Note 16: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income at March 31, 2013 and 2012, changes during the three month periods then ended, and reclassifications out of accumulated other comprehensive income during the three month periods ended March 31, 2013 and 2012, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit plans are a component of personnel expense on the consolidated statements of income.

				Accumulated
	Securities	Defined		Other
	Available	Benefit		Comprehensive
	For Sale	Plans	Derivatives	Income
Balance January 1, 2013	$86,109	$(37,506)	—	$48,603
Other comprehensive loss before reclassifications	(9,931)	—	—	(9,931)
Amounts reclassified from accumulated other comprehensive income	(300)	1,090	—	790
Income tax (expense) benefit	3,950	(421)	—	3,529

Net other comprehensive income (loss) during period	(6,281)	669	—	(5,612)

Balance March 31, 2013	$79,828	$(36,837)	—	$42,991

Balance January 1, 2012	$99,761	$(33,173)	$(986)	$65,602
Other comprehensive income (loss) before reclassifications	(1,914)	—	10	(1,904)
Amounts reclassified from accumulated other comprehensive income	(40)	700	731	1,391
Income tax (expense) benefit	762	(273)	(300)	189

Net other comprehensive income (loss) during period	(1,192)	427	441	(324)

Balance March 31, 2012	$98,569	$(32,746)	$(545)	$65,278

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

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

The Corporation conducted its annual impairment testing in May 2012. The 2012 annual impairment test indicated that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step two analysis was not required.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at March 31, 2013 (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 14%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 13%) higher. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedging Activities: In various aspects of its business, the Corporation uses derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. The application of the hedge accounting policy requires strict adherence to documentation and effectiveness testing requirements, judgment in the assessment of hedge effectiveness, identification of similar hedged item groupings, and measurement of changes in the fair value of hedged items. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. When hedge accounting is discontinued, the Corporation would continue to carry the derivative on the balance sheet at its fair value; however, for a cash flow derivative, changes in its fair value would be recorded in earnings instead of through other comprehensive income, and for a fair value derivative, the changes in fair value of the hedged asset or liability would no longer be recorded through earnings. See also Note 10, “Derivative and Hedging Activities,” and Note 13 “Fair Value Measurements,” of the notes to consolidated financial statements and section “Interest Rate Risk.”

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

Segment Review

As discussed in Note 15 of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Consumer Banking and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 15 of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During the first quarter of 2013, certain organization and methodology changes were made and, accordingly, 2012 results have been restated and presented on a comparable basis.

Comparable Quarter Segment Review

The Commercial Banking segment consists of lending and deposit solutions to businesses, governments / municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Commercial Banking segment had net income of $27 million for the first quarter of 2013, up $6 million compared to $21 million for the comparable period in 2012. The Corporation committed resources during the past year to grow this segment, including investments to expand into new markets (Houston, Cincinnati, Indianapolis, and Detroit) and new industry lending segments (power, oil and gas). As a result of these investments, segment revenue grew $9 million to $100 million during the first quarter of 2013 compared to $91 million for the first quarter of 2012. The credit provision for loans increased $1 million to $12 million during the first quarter of 2013 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to the first quarter of 2012. Total noninterest expense for the first quarter of 2013 was $47 million, down $1 million from $48 million in the comparable period in 2012. Average loan balances were $8.2 billion for the first quarter of 2013, up $1.2 billion from an average balance of $7.0 billion for the first quarter of 2012, and average deposit balances were $5.4 billion for the first quarter of 2013, up $1.1 billion from average deposits of $4.3 billion in the first quarter of 2012, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $45 million to $754 million for the first quarter of 2013 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the first quarter of 2012.

The Consumer Banking segment consists of lending and deposit solutions to individuals and small businesses and also provides a variety of investment and fiduciary products and services. The Consumer Banking segment had net income of $12 million in the first quarter of 2013, down $2 million compared to $14 million in the first quarter of 2012. Segment revenue increased $1 million to $133 million for the first quarter of 2013, while noninterest expense increased $4 million to $110 million for the first quarter of 2013 due to investments in our branch network, systems and infrastructure. Average loan balances were level at $7.3 billion for both the first quarter of 2013 and 2012. Average deposits were $9.6 billion for the first quarter of 2013, up $92 million from $9.5 billion in the first quarter of 2012. Average allocated capital decreased $7 million to $555 million for the first quarter of 2013.

Risk Management and Shared Services had net income of $9 million in the first quarter of 2013, up $1 million compared to $8 million for the comparable quarter in 2012. Average earning asset balances were $5.2 billion for the first quarter of 2013, up $148 million from an average balance of $5.1 billion during the first quarter of 2012, reflecting the growth in the Corporation’s investment portfolio.

Results of Operations – Summary

The Corporation recorded net income of $47 million for the three months ended March 31, 2013, compared to net income of $43 million for the three months ended March 31, 2012. Net income available to common equity was $46 million for the three months ended March 31, 2013, or net income of $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended March 31, 2012, was $41 million, or a net income of $0.24 for both basic and diluted earnings per common share. The net interest margin for the first three months of 2013 was 3.17% compared to 3.31% for the first three months of 2012.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Net income (Quarter)	$47,388	$46,628	$46,395	$43,317	$42,633
Net income (Year-to-date)	47,388	178,973	132,345	85,950	42,633
Net income available to common equity (Quarter)	$46,088	$45,328	$45,095	$42,017	$41,333
Net income available to common equity (Year-to-date)	46,088	173,773	128,445	83,350	41,333
Earnings per common share – basic (Quarter)	$0.27	$0.26	$0.26	$0.24	$0.24
Earnings per common share – basic (Year-to-date)	0.27	1.00	0.74	0.48	0.24
Earnings per common share – diluted (Quarter)	$0.27	$0.26	$0.26	$0.24	$0.24
Earnings per common share – diluted (Year-to-date)	0.27	1.00	0.74	0.48	0.24
Return on average assets (Quarter)	0.83%	0.83%	0.84%	0.80%	0.79%
Return on average assets (Year-to-date)	0.83	0.81	0.81	0.80	0.79
Return on average equity (Quarter)	6.60%	6.23%	6.29%	5.98%	5.93%
Return on average equity (Year-to-date)	6.60	6.07	6.07	5.95	5.93
Return on average common equity (Quarter)	6.56%	6.19%	6.25%	5.93%	5.88%
Return on average common equity (Year-to-date)	6.56	6.02	6.02	5.90	5.88
Return on average Tier 1 common equity (Quarter) (1)	10.07%	9.61%	9.69%	9.26%	9.23%
Return on average Tier 1 common equity (Year-to-date) (1)	10.07	9.45	9.39	9.25	9.23
Efficiency ratio (Quarter) (2)	69.74%	73.71%	72.81%	72.30%	72.84%
Efficiency ratio (Year-to-date)(2)	69.74	72.92	72.65	72.57	72.84
Efficiency ratio, fully taxable equivalent (Quarter)(2)	68.52%	72.08%	70.22%	69.21%	70.16%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	68.52	70.42	69.87	69.69	70.16
Net interest margin (Quarter)	3.17%	3.32%	3.26%	3.30%	3.31%
Net interest margin (Year-to-date)	3.17	3.30	3.29	3.31	3.31

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012	1st Qtr 2012
Efficiency ratio (Quarter) (a)	69.74%	73.71%	72.81%	72.30%	72.84%
Taxable equivalent adjustment (Quarter)	(1.46)	(1.57)	(1.61)	(1.62)	(1.62)
Asset gains (losses), net (Quarter)	0.24	(0.06)	(0.98)	(1.47)	(1.06)

Efficiency ratio, fully taxable equivalent (Quarter) (b)	68.52%	72.08%	70.22%	69.21%	70.16%
Efficiency ratio (Year-to-date)(a)	69.74%	72.92%	72.65%	72.57%	72.84%
Taxable equivalent adjustment (Year-to-date)	(1.46)	(1.60)	(1.62)	(1.62)	(1.62)
Asset gains (losses), net (Year-to-date)	0.24	(0.90)	(1.16)	(1.26)	(1.06)

Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	68.52%	70.42%	69.87%	69.69%	70.16%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loan and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset gains / losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the quarter ended March 31, 2013, was $163 million, an increase of $3 million (2%) versus the comparable quarter last year. The increase in taxable equivalent net interest income was attributable to favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $14 million) were offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $11 million).

The net interest margin for the first quarter of 2013 was 3.17%, 14 bp lower than 3.31% for the same quarter in 2012. This comparable quarter decrease was comprised of an 8 bp decrease in interest rate spread (33 bp decrease in yield on earning assets offset by a decrease in the cost of interest-bearing liabilities of 25 bp) and a 6 bp lower contribution from net free funds.

The Federal Reserve left interest rates unchanged during 2012 and the first quarter of 2013. For the remainder of 2013, the Corporation anticipates modest compression on the net interest margin over the course of the year.

The yield on earning assets was 3.52% for the first quarter of 2013, 33 bp lower than the comparable quarter last year. Loan yields were down 38 bp, (to 3.83%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 24 bp (to 2.60%), also impacted by the low interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.45% for the first quarter of 2013 was 25 bp lower than the same period in 2012. Rates on interest-bearing deposits were down 16 bp (to 0.27%, reflecting the low rate environment and a reduction of higher cost deposit products). The cost of short and long-term funding decreased 21 bp (to 1.33%), with the cost of long-term funding down 59 bp (due to the early redemption of higher costing junior subordinated debentures during 2012) while the cost of short-term funding decreased 13 bp.

Average earning assets were $20.7 billion for the first quarter of 2013, an increase of $1.3 billion (7%) from the comparable period last year. On average, loan balances increased $1.1 billion, including increases in commercial loans (up $1.2 billion) and residential mortgage loans (up $383 million), while retail loans decreased (down $437 million). Average investment securities and other short-term investments increased $171 million.

Average interest-bearing liabilities of $15.7 billion for the first quarter of 2013 increased $799 million from the first quarter of 2012. On average, interest-bearing deposits grew $1.6 billion (primarily attributable to a $1.4 billion increase in money market accounts and a $665 million increase in interest-bearing demand deposits, partially offset by a $490 million decrease in time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $502 million. Average short and long-term funding decreased $845 million between the first quarter periods, attributable to a $537 million decrease in securities sold under agreements to repurchase (“customer funding”) (driven by pricing strategies to shift funds away from customer funding and into more traditional deposit products) and a $216 million decrease in junior subordinated debentures.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,615,036	$50,712	3.66%	$4,828,953	$48,985	4.08%
Commercial real estate lending	3,592,509	35,864	4.04	3,187,150	34,502	4.35

Total commercial	9,207,545	86,576	3.81	8,016,103	83,487	4.19
Residential mortgage	3,622,455	30,481	3.37	3,239,087	30,964	3.83
Retail	2,618,152	29,381	4.53	3,055,251	35,511	4.67

Total loans	15,448,152	146,438	3.83	14,310,441	149,962	4.21
Investment securities	4,891,714	32,757	2.68	4,611,600	34,667	3.01
Other short-term investments	341,053	1,247	1.47	449,688	1,247	1.11

Investments and other (1)	5,232,767	34,004	2.60	5,061,288	35,914	2.84

Total earning assets	20,680,919	180,442	3.52	19,371,729	185,876	3.85
Other assets, net	2,357,789			2,287,410

Total assets	$23,038,708			$21,659,139

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,141,781	$208	0.07%	$1,029,390	$185	0.07%
Interest-bearing demand deposits	2,779,929	1,179	0.17	2,114,454	944	0.18
Money market deposits	7,044,344	3,615	0.21	5,688,567	3,558	0.25
Time deposits	1,994,406	3,539	0.72	2,484,302	7,349	1.19

Total interest-bearing deposits	12,960,460	8,541	0.27	11,316,713	12,036	0.43
Federal funds purchased and securities sold under agreements to repurchase	779,550	410	0.21	1,342,720	767	0.23
Other short-term funding	1,018,553	332	0.13	1,084,066	1,056	0.39
Long-term funding	960,820	8,416	3.51	1,176,914	12,046	4.10

Total short and long-term funding	2,758,923	9,158	1.33	3,603,700	13,869	1.54

Total interest-bearing liabilities	15,719,383	17,699	0.45	14,920,413	25,905	0.70

Noninterest-bearing demand deposits	4,185,924			3,683,854
Other liabilities	219,902			164,687
Stockholders’ equity	2,913,499			2,890,185

Total liabilities and equity	$23,038,708			$21,659,139

Interest rate spread			3.07%			3.15%
Net free funds			0.10			0.16

Net interest income, taxable equivalent, and net interest margin		$162,743	3.17%		$159,971	3.31%

Taxable equivalent adjustment		5,090			5,303

Net interest income		$157,653			$154,668

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2013 was $4 million, compared to $0 for the first quarter of 2012 and $3 million for the full year of 2012. Net charge offs were $14 million for the first quarter of 2013, compared to $22 million for the first quarter of 2012 and $84 million for the full year of 2012. Annualized net charge offs as a percent of average loans for the first quarter of 2013 were 0.38%, compared to 0.61% for the first quarter of 2012 and 0.57% for the full year of 2012. At March 31, 2013, the allowance for loan losses was $287 million, down from $356 million at March 31, 2012 and $297 million at December 31, 2012. The ratio of the allowance for loan losses to total loans was 1.84%, compared to 2.50% at March 31, 2012 and 1.93% at December 31, 2012. Nonaccrual loans at March 31, 2013, were $225 million, compared to $327 million at March 31, 2012, and $253 million at December 31, 2012. See Tables 7 and 8.

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

Noninterest Income

Noninterest income for the first quarter of 2013 was $82 million, up $4 million (5%) from the first quarter of 2012. For the remainder of 2013, the Corporation expects modest improvement in core fee-based revenues and lower mortgage banking revenues.

TABLE 3

Noninterest Income

($ in Thousands)

	1st Qtr. 2013	1st Qtr. 2012	Dollar Change	Percent Change
Trust service fees	$10,910	$9,787	$1,123	11.5%
Service charges on deposit accounts	16,829	18,042	(1,213)	(6.7)
Card-based and other nondeposit fees	11,950	10,879	1,071	9.8
Insurance commissions	11,763	11,590	173	1.5
Brokerage and annuity commissions	3,516	4,127	(611)	(14.8)

Core fee-based revenue	54,968	54,425	543	1.0
Mortgage banking income	17,538	21,700	(4,162)	(19.2)
Mortgage servicing rights expense	(227)	4,046	(4,273)	(105.6)

Mortgage banking, net	17,765	17,654	111	0.6
Capital market fees, net	2,583	3,716	(1,133)	(30.5)
Bank owned life insurance (“BOLI”) income	2,970	4,292	(1,322)	(30.8)
Other	2,578	1,913	665	34.8

Subtotal	80,864	82,000	(1,136)	(1.4)
Asset gains (losses), net	836	(3,594)	4,430	(123.3)
Investment securities gains, net	300	40	260	N/M

Total noninterest income	$82,000	$78,446	$3,554	4.5%

N/M – Not meaningful.

Trust service fees were $11 million for the first quarter of 2013, up $1 million (12%) from the comparable period in 2012. The market value of assets under management at March 31, 2013 and 2012 was $6.9 billion and $6.0 billion, respectively.

Service charges on deposit accounts were $17 million for the first quarter of 2013, down $1 million (7%) from the first quarter of 2012. The decrease was primarily due to lower service charges from business analyzed accounts.

Card-based and other nondeposit fees were $12 million for the first quarter of 2013, up $1 million (10%) from the first quarter of 2012, primarily attributable to higher commercial loan service charges due to year over year growth in commercial loan balances. Both insurance commissions and brokerage and annuity commissions were level at $12 million and $4 million, respectively, for the comparable first quarter periods of 2013 and 2012.

Net mortgage banking income was $18 million for both the first quarter of 2013 and the comparable quarter in 2012. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $18 million for the first quarter of 2013, a decrease of $4 million compared to the first quarter of 2012. This decrease was primarily attributable to the $3 million repurchase reserve provision for losses related to repurchases and loss reimbursements on previously sold mortgage loans in the first quarter of 2013, compared to $0 in the first quarter of 2012 (see Note 12, “Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities” of the notes to consolidated financial statements for additional information concerning this repurchase reserve). Secondary mortgage production was $681 million for the first quarter of 2013, compared to $564 million for the first quarter of 2012.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $4 million lower than the comparable quarter in 2012, with a $3 million favorable change to the valuation reserve (comprised of a $5 million recovery to the valuation reserve for the first quarter of 2013 compared to a $2 million recovery to the valuation reserve for the first quarter of 2012) and a $1 million reduction in base amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At March 31, 2013, the mortgage servicing rights asset, net of its valuation allowance, was $52 million, representing 69 bp of the $7.6 billion servicing portfolio, compared to a net mortgage servicing rights asset of $50 million, representing 69 bp of the $7.3 billion servicing portfolio at March 31, 2012. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7 “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $3 million for the first quarter of 2013, compared to $4 million for the comparable quarter in 2012 reflecting lower commercial lending volumes and related lower customer demand for interest rate swaps. Bank owned life insurance income was $3 million, down $1 million from the first quarter of 2012, primarily due to death benefits received during the first quarter of 2012, as well as the lower interest rates on the underlying assets of the BOLI investment. Other income was $3 million, an increase of $1 million versus the first quarter of 2012, primarily due to an increase in limited partnership income. Net asset gains of $1 million for the first quarter of 2013 were primarily attributable to the sale of miscellaneous assets, while net asset losses of $4 million for the first quarter of 2012 were primarily attributable to losses on sales and other write-downs of other real estate owned.

Noninterest Expense

Noninterest expense was $167 million for the first quarter of 2013, down $3 million (2%) from the comparable quarter in 2012. Personnel expense was up $4 million (4%), while nonpersonnel noninterest expenses were down $7 million (9%) on a combined basis. For the remainder of 2013, the Corporation expects flat year over year noninterest expense with reduced regulatory costs offset by continued investments in the franchise.

TABLE 4

Noninterest Expense

($ in Thousands)

	1st Qtr. 2013	1st Qtr. 2012	Dollar Change	Percent Change
Personnel expense	$97,907	$94,281	$3,626	3.8%
Occupancy	15,662	15,179	483	3.2
Equipment	6,167	5,468	699	12.8
Data processing	11,508	9,516	1,992	20.9
Business development and advertising	4,537	5,381	(844)	(15.7)
Other intangible amortization	1,011	1,049	(38)	(3.6)
Loan expense	3,284	2,910	374	12.9
Legal and professional fees	5,345	9,715	(4,370)	(45.0)
Losses other than loans	(316)	3,550	(3,866)	(108.9)
Foreclosure / OREO expense	2,422	3,362	(940)	(28.0)
FDIC expense	5,432	4,870	562	11.5
Other	13,956	14,481	(525)	(3.6)

Total noninterest expense	$166,915	$169,762	$(2,847)	(1.7)%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $98 million for the first quarter of 2013, up $4 million (4%) versus the first quarter of 2012. Average full-time equivalent employees were 4,841 for the first quarter of 2013, down 4% from 5,045 for the first quarter of 2012. Salary-related expenses increased $4 million (6%). This increase was primarily the result of higher compensation and commissions (up $3 million or 5%, attributable to merit increases between the years), and higher performance based incentives (up $2 million or 28%). Fringe benefit expenses were down $1 million (4%) versus the first quarter of 2012, primarily due to a decrease in health insurance costs.

Nonpersonnel noninterest expenses on a combined basis were $69 million, down $7 million (9%) compared to the comparable quarter in 2012. Occupancy, equipment and data processing were up $3 million (11%), due to strategic investments in our branch network, systems and infrastructure. Legal and professional fees decreased $4 million due to a decrease in consultant costs related to certain BSA regulatory compliance issues that were addressed in 2012. Losses other than loans decreased $4 million, primarily due to a $2 million decrease to the provision for losses on unfunded commitments reserve (a reduction to the reserve of $1 million for the first quarter of 2013 due to the release of a specific reserve on one commercial customer compared to a $1 million increase in the reserve for the first quarter of 2012), as well as a decrease of $1 million to the provision for reinsurance losses. Foreclosure / OREO expenses of $2 million decreased $1 million, primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. FDIC expense increased $1 million (12%) due to the overall balance sheet growth. All remaining noninterest expense categories on a combined basis were down $1 million (4%) compared to the first quarter of 2012.

Income Taxes

For both the first quarter of 2013 and the first quarter of 2012, the Corporation recognized income tax expense of $21 million. The effective tax rate was 31.06% for the first quarter of 2013, compared to an effective tax rate of 32.70% for the first quarter of 2012.

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

Balance Sheet

At March 31, 2013, total assets were $23.3 billion, down $210 million from December 31, 2012. Loans of $15.6 billion at March 31, 2013 were up $141 million from December 31, 2012, with increases in commercial loans accounting for the majority of the loan growth. See section “Credit Risk” for a detailed discussion of the changes in the loan portfolio and the related credit risk management for each loan type. Investment securities were $5.0 billion, up $38 million from year-end 2012.

At March 31, 2013, total deposits of $17.4 billion were up $481 million from December 31, 2012. Since December 31, 2012, interest- bearing demand deposits increased $412 million and money market deposits increased $319 million. Noninterest-bearing demand deposits decreased to $4.5 billion and represented 26% of total deposits, down from 28% of total deposits at December 31, 2012. Short and long-term funding of $2.7 billion was down $658 million since year-end 2012, with a decrease of $558 million in short-term funding and a decrease of $100 million in long-term funding.

Since March 31, 2012, loans increased $1.3 billion, with commercial loans up $1.5 billion and residential mortgage loans up $339 million, offset by a $403 million decline in home equity loans. Since March 31, 2012, deposits increased $1.8 billion, attributable to a $926 million increase in interest bearing demand deposits, a $660 million increase in money market deposits, and a $464 million increase in noninterest-bearing demand deposits, partially offset by a $383 million decrease in other time deposits. Given the increase in deposit balances, short and long-term funding declined $428 million, including a $523 million decrease in customer funding and the repayment of $211 million of junior subordinated debentures, partially offset by the issuance of $155 million of senior notes.

TABLE 5

Period End Loan Composition

($ in Thousands)

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$4,651,143	30%	$4,502,021	29%	$4,265,356	29%	$4,076,370	28%	$3,719,016	26%
Commercial real estate—owner occupied	1,199,513	8	1,219,747	8	1,197,517	8	1,116,815	8	1,074,755	8
Lease financing	57,908	—	64,196	1	60,818	—	62,750	—	61,208	—

Commercial and business lending	5,908,564	38	5,785,964	38	5,523,691	37	5,255,935	36	4,854,979	34
Commercial real estate—investor	2,900,167	18	2,906,759	19	2,787,158	19	2,810,521	19	2,664,251	19
Real estate construction	729,145	5	655,381	4	611,186	4	612,556	4	565,953	4

Commercial real estate lending	3,629,312	23	3,562,140	23	3,398,344	23	3,423,077	23	3,230,204	23

Total commercial	9,537,876	61	9,348,104	61	8,922,035	60	8,679,012	59	8,085,183	57
Home equity revolving lines of credit	904,187	6	936,065	6	988,800	7	1,009,634	7	1,031,974	7
Home equity loans first liens	940,017	6	1,013,757	6	1,079,075	7	1,116,093	8	1,146,651	8
Home equity loans junior liens	254,203	2	269,672	2	289,025	2	303,867	2	323,145	2

Home equity	2,098,407	14	2,219,494	14	2,356,900	16	2,429,594	17	2,501,770	17
Installment	447,445	3	466,727	3	482,451	3	510,831	3	537,628	4
Residential mortgage	3,467,834	22	3,376,697	22	3,204,828	21	3,079,465	21	3,129,144	22

Total consumer	6,013,686	39	6,062,918	39	6,044,179	40	6,019,890	41	6,168,542	43

Total loans	$15,551,562	100%	$15,411,022	100%	$14,966,214	100%	$14,698,902	100%	$14,253,725	100%

Farmland	$15,761	1%	$17,730	1%	$18,471	1%	$23,814	1%	$25,031	1%
Multi-family	905,268	31	905,372	31	827,096	30	802,212	28	756,737	28
Non-owner occupied	1,979,138	68	1,983,657	68	1,941,591	69	1,984,495	71	1,882,483	71

Commercial real estate—investor	$2,900,167	100%	$2,906,759	100%	$2,787,158	100%	$2,810,521	100%	$2,664,251	100%

1-4 family construction	$209,290	29%	$176,874	27%	$139,431	23%	$138,160	23%	$114,724	20%
All other construction	519,855	71	478,507	73	471,755	77	474,396	77	451,229	80

Real estate construction	$729,145	100%	$655,381	100%	$611,186	100%	$612,556	100%	$565,953	100%

Credit Risk

Total loans were $15.6 billion at March 31, 2013, an increase of $141 million or 1% from December 31, 2012. Commercial and business loans were $5.9 billion, up $123 million (2%) to represent 38% of total loans at March 31, 2013. Commercial real estate totaled $3.6 billion at March 31, 2013 and represented 23% of total loans, an increase of $67 million (2%) from December 31, 2012. Consumer loans were $6.0 billion, down $49 million (1%) from December 31, 2012, and represented 39% of total loans at March 31, 2013.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2012 and the first quarter of 2013. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $5.9 billion at March 31, 2013, up $123 million (2%) since year-end 2012. The commercial and business lending classification primarily includes commercial loans to middle market companies and small businesses. At March 31, 2013, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 7% of total loans and 19% of the total commercial and business loan portfolio. The next two largest industry groups within the commercial and business loan category included the wholesale trade sector and finance and insurance sector, which each represented 4% of total loans and 10% of the total commercial and business loan portfolio at March 31, 2013. The remaining portfolio is spread over a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $3.6 billion at March 31, 2013, up $67 million (2%) from December 31, 2012. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $2.9 billion at March 31, 2013, relatively unchanged from December 31, 2012. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multifamily projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multifamily projects. Credit risk is managed in a similar manner to commercial and industrial loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were $729 million, an increase of $74 million (11%) compared to December 31, 2012. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

The Corporation’s current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum loan-to-value (“LTV”), requirements for pre-leasing and / or presales, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land which has a 50% LTV maximum. The Corporation’s LTV guidelines are in compliance with regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts include interest reserves, which are built into the loans and sized to fund loan payments through construction and lease up and / or sell out.

Consumer loans totaled $6.0 billion at March 31, 2013, down $49 million (1%) compared to December 31, 2012. Loans in this classification include residential mortgage, home equity and installment loans. Residential mortgage loans totaled $3.5 billion at March 31, 2013, up $91 million (3%) from December 31, 2012. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The Corporation also retains a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At March 31, 2013, the residential mortgage portfolio was comprised of $1.3 billion of fixed-rate residential real estate mortgages and $2.2 billion of adjustable-rate residential real estate mortgages.

Home equity totaled $2.1 billion at March 31, 2013 down $121 million (6%) compared to December 31, 2012, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Loans and lines in a junior position at March 31, 2013 included approximately 38% for which the Corporation also owned or serviced the related first lien loan and approximately 62% where the Corporation did not service the related first lien loan.

The Corporation’s credit risk monitoring guidelines for home equity is based on an ongoing review of loan delinquency status, as well as a semi-annual review of FICO score deterioration and property devaluation. The Corporation does not routinely obtain appraisals on performing loans to update LTV ratios after origination; however, the Corporation monitors the local housing markets by reviewing the various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring process. For second lien home equity loans, the Corporation is unable to track the performance of the first lien loan if it does not own or service the first lien loan. However, the Corporation obtains a refreshed FICO score on a semi-annual basis and monitors this as part of its assessment of the home equity portfolio.

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 760. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required. At March 31, 2013, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Home equity lines are variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at March 31, 2013, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

Home Equity Lines of Credit—Revolving Period End Dates	$ in Thousands
Less than 1 year	$3,517
1—3 years	4,532
3—5 years	4,696
5—10 years	102,631
Over 10 years	788,811

Total home equity revolving lines of credit	$904,187

Installment loans totaled $447 million at March 31, 2013 down $19 million (4%) compared to December 31, 2012, and consist of educational loans, as well as short-term and other personal installment loans. The Corporation had $362 million and $374 million of education loans at March 31, 2013 and December 31, 2012, respectively, the majority of which are government guaranteed. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans consist of a combination of both borrower FICO and the loan-to-value (“LTV”) of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2013, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Noninterest-bearing demand	$4,453,109	26%	$4,759,556	28%	$4,320,437	26%	$3,874,429	26%	$3,989,156	26%
Savings	1,197,134	7	1,109,861	7	1,115,783	7	1,117,593	7	1,098,975	7
Interest-bearing demand	2,966,934	17	2,554,479	15	2,230,740	14	2,078,037	14	2,040,900	13
Money market	6,836,678	39	6,518,075	38	6,682,640	41	5,822,449	39	6,176,981	39
Brokered CDs	49,919	—	26,270	—	33,612	—	41,104	—	46,493	—
Other time	1,917,520	11	1,971,624	12	2,067,380	12	2,173,259	14	2,300,871	15

Total deposits	$17,421,294	100%	$16,939,865	100%	$16,450,592	100%	$15,106,871	100%	$15,653,376	100%
Customer repo sweeps	617,038		564,038		600,225		592,203		635,697
Customer repo term	4,882		115,032		448,782		619,897		509,332

Total customer funding	621,920		679,070		1,049,007		1,212,100		1,145,029

Total deposits and customer funding	$18,043,214		$17,618,935		$17,499,599		$16,318,971		$16,798,405

Network transaction deposits included above in interest-bearing demand and money market	$2,054,714		$1,684,745		$1,740,434		$1,234,010		$1,171,679
Total network transaction deposits and Brokered CDs	2,104,633		1,711,015		1,774,046		1,275,114		1,218,172
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,938,581		$15,907,920		$15,725,553		$15,043,857		$15,580,233

Allowance for Loan Losses

Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled “Credit Risk.”

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

The methodology used for the allocation of the allowance for loan losses at March 31, 2013 and December 31, 2012 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

At March 31, 2013, the allowance for loan losses was $287 million compared to $356 million at March 31, 2012, and $297 million at December 31, 2012. At March 31, 2013, the allowance for loan losses to total loans was 1.84% and covered 127% of nonaccrual loans, compared to 2.50% and 109%, respectively, at March 31, 2012, and 1.93% and 118%, respectively, at December 31, 2012. The provision for loan losses for the first quarter of 2013 was $4 million, compared to $0 for the first quarter of 2012, and $3 million for the full year 2012. Net charge offs were $14 million for the first quarter of 2013, $22 million for the comparable period ended March 31, 2012, and $84 million for the full year 2012. The ratio of net charge offs to average loans on an annualized basis was 0.38%, 0.61%, and 0.57% for the three months ended March 31, 2013, and 2012, and the full year 2012, respectively. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Credit quality continued to improve during the first quarter of 2013. Nonaccrual loans declined to $225 million (representing 1.45% of total loans), down 31% from March 31, 2012 and down 11% from December 31, 2012, due to organic portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $63 million at March 31, 2013, an increase of 2% from March 31, 2012 and a decrease of 2% from December 31, 2012, while potential problem loans declined to $344 million, a reduction from both the first quarter of 2012 and year-end 2012. For the remainder of 2013, the Corporation expects continuing improvement in credit trends and an increase in the provision for loan losses consistent with new loan growth.

Management believes the level of allowance for loan losses to be appropriate at March 31, 2013 and December 31, 2012.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $25 million) do not inherently create more risk, but can create wider fluctuations in net charge offs and credit quality. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 7

Allowance for Loan Losses

($ in Thousands)

	At and For the Three Months Ended March 31,				At and For the Year Ended December 31,
	2013		2012		2012
Allowance for Loan Losses:
Balance at beginning of period	$297,409		$378,151		$378,151
Provision for loan losses	4,000		—		3,000
Charge offs	(27,128)		(31,259)		(117,046)
Recoveries	12,642		9,406		33,304

Net charge offs	(14,486)		(21,853)		(83,742)

Balance at end of period	$286,923		$356,298		$297,409

Net loan charge offs:		(A)		(A)		(A)
Commercial and industrial	$696	6	$3,872	42	$24,877	63
Commercial real estate—owner occupied	1,518	51	415	16	3,627	33
Lease financing	(12)	(8)	(1,836)	N/M	(1,102)	N/M

Commercial and business lending	2,202	16	2,451	20	27,402	53
Commercial real estate—investor	163	2	7,354	113	9,204	33
Real estate construction	1,392	82	230	16	1,459	25

Commercial real estate lending	1,555	18	7,584	96	10,663	32

Total commercial	3,757	17	10,035	50	38,065	45
Home equity revolving lines of credit	3,615	159	5,604	215	16,011	159
Home equity loans 1st liens	765	32	806	29	3,700	34
Home equity loans junior liens	1,957	303	2,540	307	10,516	344

Home equity	6,337	119	8,950	144	30,227	125
Installment	177	16	101	7	1,823	36
Residential mortgage	4,215	47	2,767	34	13,627	41

Total consumer	10,729	70	11,818	76	45,677	73

Total net charge offs	$14,486	38	$21,853	61	$83,742	57

CRE & Construction Net Charge Off Detail:		(A)		(A)		(A)
Farmland	$398	N/M	$53	83	$(47)	(21)
Multi-family	(533)	(24)	(66)	(4)	103	1
Non-owner occupied	298	6	7,367	160	9,148	47

Commercial real estate—investor	$163	2	$7,354	113	$9,204	33

1-4 family construction	$141	29	$(605)	(225)	$(1,541)	N/M
All other construction	1,251	103	835	73	3,000	66

Real estate construction	$1,392	82	$230	16	$1,459	25

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M – Not meaningful.

Ratios:
Allowance for loan losses to total loans	1.84%		2.50%		1.93%
Allowance for loan losses to net charge offs (annualized)	4.9x		4.1x		3.6x

TABLE 7 (continued)

Allowance for Loan Losses

($ in Thousands)

Quarterly Trends:	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
Allowance for Loan Losses:
Balance at beginning of period	$297,409		$315,150		$332,658		$356,298		$378,151
Provision for loan losses	4,000		3,000		—		—		—
Charge offs	(27,128)		(30,417)		(25,030)		(30,340)		(31,259)
Recoveries	12,642		9,676		7,522		6,700		9,406

Net charge offs	(14,486)		(20,741)		(17,508)		(23,640)		(21,853)

Balance at end of period	$286,923		$297,409		$315,150		$332,658		$356,298

Net loan charge offs:		(A)		(A)		(A)		(A)		(A)
Commercial and industrial	$696	6	$2,630	25	$3,831	37	$14,544	151	$3,872	42
Commercial real estate—owner occupied	1,518	51	2,056	69	(8)	(0)	1,164	43	415	16
Lease financing	(12)	(8)	754	480	(20)	(13)	—	—	(1,836)	N/M

Commercial and business lending	2,202	16	5,440	40	3,803	29	15,708	126	2,451	20
Commercial real estate—investor	163	2	(232)	(3)	1,905	27	177	3	7,354	113
Real estate construction	1,392	82	858	54	(187)	(12)	558	40	230	16

Commercial real estate lending	1,555	18	626	7	1,718	20	735	9	7,584	96

Total commercial	3,757	17	6,066	27	5,521	25	16,443	79	10,035	50
Home equity revolving lines of credit	3,615	159	3,590	148	4,180	167	2,637	104	5,604	215
Home equity loans first liens	765	32	1,060	40	1,056	38	778	28	806	29
Home equity loans junior liens	1,957	303	3,421	486	2,686	361	1,869	240	2,540	307

Home equity	6,337	119	8,071	140	7,922	132	5,284	86	8,950	144
Installment	177	16	1,027	86	324	26	371	28	101	7
Residential mortgage	4,215	47	5,577	64	3,741	45	1,542	19	2,767	34

Total consumer	10,729	70	14,675	93	11,987	77	7,197	46	11,818	76

Total net charge offs	$14,486	38	$20,741	55	$17,508	47	$23,640	65	$21,853	61

CRE & Construction Net Charge Off Detail:		(A)		(A)		(A)		(A)		(A)
Farmland	$398	N/M	—	—	(100)	(195)	—	—	53	83
Multi-family	(533)	(24)	99	5	55	3	15	1	(66)	(4)
Non-owner occupied	298	6	(331)	(7)	1,950	39	162	3	7,367	160

Commercial real estate—investor	$163	2	(232)	(3)	1,905	27	177	3	7,354	113

1-4 family construction	$141	29	(295)	(73)	(530)	(145)	(111)	(35)	(605)	(225)
All other construction	1,251	103	1,153	98	343	30	669	62	835	73

Real estate construction	$1,392	82	858	54	(187)	(12)	558	40	230	16

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M – Not meaningful.

TABLE 8

Nonperforming Assets

($ in Thousands)

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
Nonperforming assets:
Nonaccrual loans:
Commercial	$137,548		$152,456		$177,988		$212,997		$217,070
Residential mortgage	52,181		59,359		58,824		60,292		62,760
Retail	35,707		41,053		41,360		44,583		47,255

Total nonaccrual loans (NALs)	225,436		252,868		278,172		317,872		327,085
Other real estate owned (OREO)	35,156		34,900		36,053		40,029		34,425

Total nonperforming assets (NPAs)	$260,592		$287,768		$314,225		$357,901		$361,510

Accruing loans past due 90 days or more:
Commercial	$4,595		$1,036		$1,667		$4,563		$1,874
Residential mortgage	144		144		—		—		—
Retail	951		1,109		667		661		623

Total accruing loans past due 90 days or more	$5,690		$2,289		$2,334		$5,224		$2,497

Restructured loans (accruing):
Commercial	$88,932		$88,182		$103,531		$90,677		$90,163
Residential mortgage	20,941		22,284		22,121		21,302		20,465
Retail	10,220		10,621		10,139		10,250		10,091

Total restructured loans (accruing)	$120,093		$121,087		$135,791		$122,229		$120,719

Nonaccrual restructured loans (included in nonaccrual loans)	$67,811		$80,590		$74,251		$86,395		$79,946
Ratios:
Nonaccrual loans to total loans	1.45%		1.64%		1.86%		2.16%		2.29%
NPAs to total loans plus OREO	1.67%		1.86%		2.09%		2.43%		2.53%
NPAs to total assets	1.12%		1.23%		1.38%		1.62%		1.65%
Allowance for loan losses to NALs	127.27%		117.61%		113.29%		104.65%		108.93%
Allowance for loan losses to total loans	1.84%		1.93%		2.11%		2.26%		2.50%

Nonperforming assets by type:		(A)		(A)		(A)		(A)		(A)
Commercial and industrial	$33,242	1%	$39,182	1%	$41,694	1%	$46,111	1%	$50,641	1%
Commercial real estate—owner occupied	23,199	2%	24,254	2%	27,161	2%	33,417	3%	31,888	3%
Lease financing	2,165	4%	3,031	5%	5,927	10%	8,260	13%	9,040	15%

Commercial and business lending	58,606	1%	66,467	1%	74,782	1%	87,788	2%	91,569	2%
Commercial real estate—investor	56,776	2%	58,687	2%	71,522	3%	88,806	3%	89,030	3%
Real estate construction	22,166	3%	27,302	4%	31,684	5%	36,403	6%	36,471	6%

Commercial real estate lending	78,942	2%	85,989	2%	103,206	3%	125,209	4%	125,501	4%

Total commercial	137,548	1%	152,456	2%	177,988	2%	212,997	2%	217,070	3%
Home equity revolving lines of credit	15,914	2%	20,446	2%	19,242	2%	22,651	2%	25,631	2%
Home equity loans first liens	8,626	1%	8,717	1%	9,425	1%	7,870	1%	8,286	1%
Home equity loans junior liens	9,405	4%	10,052	4%	9,800	3%	11,015	4%	10,711	3%

Home equity	33,945	2%	39,215	2%	38,467	2%	41,536	2%	44,628	2%
Installment	1,762	— %	1,838	— %	2,893	1%	3,047	1%	2,627	— %
Residential mortgage	52,181	2%	59,359	2%	58,824	2%	60,292	2%	62,760	2%

Total consumer	87,888	1%	100,412	2%	100,184	2%	104,875	2%	110,015	2%

Total nonaccrual loans	225,436	1%	252,868	2%	278,172	2%	317,872	2%	327,085	2%
Commercial real estate owned	15,142		16,664		15,984		18,670		20,119
Residential real estate owned	12,078		12,748		11,219		11,309		10,971
Bank properties real estate owned	7,936		5,488		8,850		10,050		3,335

Other real estate owned	35,156		34,900		36,053		40,029		34,425

Total nonperforming assets	$260,592		$287,768		$314,225		$357,901		$361,510

Commercial real estate & Real estate construction NALs Detail:
Farmland	$—	— %	$803	5%	$1,132	6%	$1,327	6%	$1,337	5%
Multi-family	8,306	1%	9,328	1%	11,448	1%	8,194	1%	6,920	1%
Non-owner occupied	48,470	2%	48,556	2%	58,942	3%	79,285	4%	80,773	4%

Commercial real estate—investor	$56,776	2%	$58,687	2%	$71,522	3%	$88,806	3%	$89,030	3%

1-4 family construction	$14,538	7%	$16,639	9%	$16,725	12%	$19,049	14%	$20,487	18%
All other construction	7,628	1%	10,663	2%	14,959	3%	17,354	4%	15,984	4%

Real estate construction	$22,166	3%	$27,302	4%	$31,684	5%	$36,403	6%	$36,471	6%

(A)	Ratio of nonaccrual loans by type to total loans by type.

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Loans 30-89 days past due by type:
Commercial and industrial	$10,263	$11,339	$3,795	$4,465	$12,643
Commercial real estate—owner occupied	6,804	11,053	4,843	2,125	7,532
Leasing	283	12	17	39	40

Commercial and business lending	17,350	22,404	8,655	6,629	20,215
Commercial real estate—investor	25,201	13,472	8,809	12,854	8,313
Real estate construction	2,287	3,155	1,254	1,618	1,736

Commercial real estate lending	27,488	16,627	10,063	14,472	10,049

Total commercial	44,838	39,031	18,718	21,101	30,264
Home equity revolving lines of credit	1,832	7,829	9,543	7,298	10,841
Home equity loans first liens	1,869	1,457	1,535	3,906	2,982
Home equity loans junior liens	2,848	4,252	3,745	4,098	4,184

Home equity	6,549	13,538	14,823	15,302	18,007
Installment	2,500	2,109	1,693	1,558	2,813
Residential mortgage	8,793	9,403	6,878	9,836	10,114

Total consumer	17,842	25,050	23,394	26,696	30,934

Total loans past due 30-89 days	$62,680	$64,081	$42,112	$47,797	$61,198

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$172	$101	$15	$—	$—
Multi-family	15,612	1,901	469	3,713	4,130
Non-owner occupied	9,417	11,470	8,325	9,141	4,183

Commercial real estate—investor	$25,201	$13,472	$8,809	$12,854	$8,313

1-4 family construction	$1,088	$503	$809	$1,191	$676
All other construction	1,199	2,652	445	427	1,060

Real estate construction	$2,287	$3,155	$1,254	$1,618	$1,736

Potential problem loans by type:
Commercial and industrial	$127,367	$128,434	$120,888	$121,764	$157,778
Commercial real estate—owner occupied	93,098	99,592	120,034	108,508	112,673
Leasing	251	264	214	324	487

Commercial and business lending	220,716	228,290	241,136	230,596	270,938
Commercial real estate—investor	101,775	107,068	133,046	142,453	167,339
Real estate construction	10,040	13,092	18,477	23,905	27,654

Commercial real estate lending	111,815	120,160	151,523	166,358	194,993

Total commercial	332,531	348,450	392,659	396,954	465,931
Home equity revolving lines of credit	450	520	518	919	608
Home equity loans first liens	—	—	—	—	—
Home equity loans junior liens	2,871	3,150	2,825	3,254	3,833

Home equity	3,321	3,670	3,343	4,173	4,441
Installment	99	111	131	127	142
Residential mortgage	7,882	8,762	8,197	8,658	9,580

Total consumer	11,302	12,543	11,671	12,958	14,163

Total potential problem loans	$343,833	$360,993	$404,330	$409,912	$480,094

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

Nonaccrual loans were $225 million at March 31, 2013, compared to $327 million at March 31, 2012 and $253 million at December 31, 2012. As shown in Table 8, total nonaccrual loans were down $102 million since March 31, 2012, with commercial nonaccrual loans down $80 million while consumer-related nonaccrual loans were down $22 million. Since December 31, 2012, total nonaccrual loans decreased $28 million, with commercial nonaccrual loans down $15 million and consumer nonaccrual loans down $13 million. The ratio of nonaccrual loans to total loans was 1.45% at March 31, 2013, compared to 2.29% at March 31, 2012 and 1.64% at December 31, 2012. The Corporation’s allowance for loan losses to nonaccrual loans was 127% at March 31, 2013, up from 109% at March 31, 2012 and 118% at December 31, 2012, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2013, accruing loans 90 days or more past due totaled $6 million compared to $2 million at March 31, 2012 and $2 million at December 31, 2012, respectively.

Troubled Debt Restructurings (“Restructured Loans”): Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment structure or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.

At March 31, 2013, the Corporation had total restructured loans of $188 million (including $68 million classified as nonaccrual and $120 million performing in accordance with the modified terms), compared to $201 million at March 31, 2012 (including $80 million classified as nonaccrual and $121 million performing in accordance with the modified terms) and $202 million at December 31, 2012 (including $81 million classified as nonaccrual and $121 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At March 31, 2013, potential problem loans totaled $344 million, compared to $480 million at March 31, 2012 and $361 million at December 31, 2012, respectively.

Other Real Estate Owned: Other real estate owned was $35 million at March 31, 2013, compared to $34 million at March 31, 2012 and $35 million at December 31, 2012, respectively. Write-downs on other real estate owned were $1 million and $3 million for the first quarter of 2013 and 2012, respectively, and $8 million for the full year 2012. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At March 31, 2013 the Corporation was in compliance with its internal liquidity objectives.

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

March 31, 2013
	Moody’s	S&P	Fitch	DBRS
Bank short-term	P2	—	F2	R2H
Bank long-term	A3	BBB+	BBB-	BBBH
Corporation short-term	P2	—	F3	R2M
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	POS	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In September 2012, the Corporation issued $155 million of senior notes due in March 2014 which bear a 1.875% fixed coupon. The Parent Company also has a $200 million commercial paper program, of which, $64 million was outstanding at March 31, 2013.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $238 million during the first quarter of 2013 from subsidiaries.

The Bank has established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.3 billion of Federal Home Loan Bank advances were outstanding at March 31, 2013). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2013, the majority of investment securities are classified as available for sale, with a very small portion of municipal securities (approximately 1% of the total investment securities portfolio) classified as held to maturity. Of the $5.0 billion investment securities portfolio at March 31, 2013, a portion of these securities were pledged to secure $2.0 billion of collateralized deposits and $622 million of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.1 billion could be pledged or sold to enhance liquidity, if necessary.

For the three months ended March 31, 2013, net cash provided by operating activities was $134 million while net cash used in investing and financing activities was $220 million and $224 million, respectively, for a net decrease in cash and cash equivalents of $310 million since year-end 2012. During the first three months of 2013, loans increased $141 million and investment securities increased $38 million. On the funding side, deposits increased $481 million, while short-term funding and long-term funding decreased $558 million and $100 million, respectively.

For the three months ended March 31, 2012, net cash provided by operating and investing activities was $112 million and $10 million, respectively, while net cash used in financing activities was $27 million, respectively, for a net increase in cash and cash equivalents of $95 million since year-end 2011. During the first three months of 2012, loans increased $223 million and investment securities decreased $268 million, as run-off from the investment securities portfolio was utilized to fund loan growth. On the funding side, deposits increased $563 million while short-term funding decreased $578 million (reflecting the Corporation’s strategy to shift funds away from repurchase agreements and into more traditional deposit products).

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

Policies established by the Corporation’s Asset / Liability Committee (“ALCO”) and approved by the Board of Directors are intended to limit these risks. The Board has delegated ALCO to monitor and manage market and interest rate risk for the Corporation. The primary objectives of market risk management are to minimize any adverse effect that changes in market risk factors may have on net interest income and to offset the risk of price changes for certain assets recorded at fair value.

Interest Rate Risk

In order to measure earnings sensitivity to changing rates, the Corporation uses a simulation model to measure the impact of various interest rate shocks and other yield curve scenarios on earnings and the fair value of the financial assets and liabilities of the Corporation. Comparisons between a static balance sheet and balance sheets with projected growth scenarios can quantify the potential impacts on earnings of various balance sheet management and business strategies.

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

The resulting simulations for March 31, 2013, and December 31, 2012 projected that net interest income would increase by approximately 2.4% and 3.4%, respectively, if rates rose by a 100 bp shock. As of March 31, 2013, the simulations of earnings results were within the Corporation’s interest rate risk policy.

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

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are also considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation process including factors such as future balance sheet growth, changes in yield curve relationships, and changing product spreads. As of March 31, 2013, the projected changes for the market value of equity were within the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2013, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at March 31, 2013, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$1,392,099	$338,770	$210,014	$26,556	$1,967,439
Short-term funding	1,769,552	—	—	—	1,769,552
Long-term funding	455,021	434,116	80	25,846	915,063
Operating leases	12,192	22,239	20,683	42,441	97,555
Commitments to extend credit	3,506,553	1,298,160	1,023,756	108,792	5,937,261

Total	$7,135,417	$2,093,285	$1,254,533	$203,635	$10,686,870

Capital

Stockholders’ equity at March 31, 2013 was $2.9 billion, relatively unchanged from December 31, 2012. At March 31, 2013, stockholders’ equity included $43 million of accumulated other comprehensive income compared to $49 million of accumulated other comprehensive income at December 31, 2012. Cash dividends of $0.08 per share were paid in the first quarter of 2013 and $0.05 per share were paid in the first quarter of 2012. Total stockholders’ equity to assets was 12.61% and 12.50% at March 31, 2013 and December 31, 2012, respectively.

On November 13, 2012, the Board of Directors approved the repurchase of up to an aggregate amount of $125 million of common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and / or for other corporate purposes, of which $65 million remains authorized for repurchase at March 31, 2013. During the first quarter of 2013, 2.1 million shares were repurchased for $30 million (or an average cost per common share of $14.31), while during 2012, 4.7 million shares were repurchased for $60 million (or an average cost per common share of $12.77). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2012 and the first quarter of 2013. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the first quarter of 2013. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, privately negotiated transactions, accelerated share repurchase programs, or similar facilities.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Total stockholders’ equity	$2,936,265	$2,936,399	$2,950,452	$2,909,621	$2,900,873
Tangible stockholders’ equity(1)	1,992,881	1,992,004	2,005,008	1,963,129	1,953,332
Tier 1 capital(2)	1,944,682	1,938,806	2,113,203	2,071,801	2,088,054
Tier 1 common equity(3)	1,881,410	1,875,534	1,869,931	1,828,529	1,819,782
Tangible common equity(1)	1,929,609	1,928,732	1,941,736	1,899,857	1,890,060
Total risk-based capital(2)	2,173,859	2,167,954	2,335,451	2,290,491	2,299,239
Tangible assets(1)	22,334,384	22,543,340	21,792,910	21,134,608	20,966,129
Risk weighted assets(2)	16,162,689	16,149,038	15,574,666	15,188,147	14,569,912
Market capitalization	2,546,953	2,221,268	2,259,006	2,263,549	2,427,965

Book value per common share	$17.13	$16.97	$16.82	$16.59	$16.32
Tangible book value per common share	11.51	11.39	11.31	11.07	10.87
Cash dividend per common share	0.08	0.08	0.05	0.05	0.05
Stock price at end of period	15.19	13.12	13.16	13.19	13.96
Low closing price for the period	13.46	12.19	12.04	11.76	11.43
High closing price for the period	15.30	13.54	13.79	13.97	14.63

Total stockholders’ equity / assets	12.61%	12.50%	12.98%	13.18%	13.24%
Tangible common equity / tangible assets (1)	8.64	8.56	8.91	8.99	9.01
Tangible stockholders’ equity / tangible assets (1)	8.92	8.84	9.20	9.29	9.32
Tier 1 common equity / risk-weighted assets (3)	11.64	11.61	12.01	12.04	12.49
Tier 1 leverage ratio(2)	8.78	8.98	9.99	9.95	10.03
Tier 1 risk-based capital ratio(2)	12.03	12.01	13.57	13.64	14.33
Total risk-based capital ratio(2)	13.45	13.42	15.00	15.08	15.78

Common shares outstanding (period end)	167,673	169,304	171,657	171,611	173,923
Basic common shares outstanding (average)	168,234	170,707	171,650	172,839	173,846
Diluted common shares outstanding (average)	168,404	170,896	171,780	172,841	173,848

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.
(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.
(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Summary of Operations:
Net interest income	$157,653	$161,455	$155,602	$154,267	$154,668
Provision for loan losses	4,000	3,000	—	—	—
Noninterest income
Trust service fees	10,910	10,429	10,396	10,125	9,787
Service charges on deposit accounts	16,829	16,817	17,290	16,768	18,042
Card-based and other nondeposit fees	11,950	12,690	12,209	12,084	10,879
Insurance commissions	11,763	10,862	11,650	12,912	11,590
Brokerage and annuity commissions	3,516	3,678	3,632	4,206	4,127

Total core fee-based revenue	54,968	54,476	55,177	56,095	54,425
Mortgage banking, net	17,765	13,530	15,581	16,735	17,654
Capital market fees, net	2,583	4,243	3,609	2,673	3,716
BOLI income	2,970	3,206	3,290	3,164	4,292
Asset gains (losses), net	836	(209)	(3,309)	(4,984)	(3,594)
Investment securities gains, net	300	152	3,506	563	40
Other	2,578	2,507	3,134	1,705	1,913

Total noninterest income	82,000	77,905	80,988	75,951	78,446
Noninterest expense
Personnel expense	97,907	98,073	95,231	93,819	94,281
Occupancy	15,662	17,273	14,334	14,008	15,179
Equipment	6,167	6,444	5,935	5,719	5,468
Data processing	11,508	11,706	11,022	11,304	9,516
Business development and advertising	4,537	5,395	5,059	5,468	5,381
Other intangible amortization	1,011	1,049	1,048	1,049	1,049
Loan expense	3,284	3,130	3,297	2,948	2,910
Legal and professional fees	5,345	8,174	7,686	5,657	9,715
Losses other than loans	(316)	3,071	3,577	2,060	3,550
Foreclosure / OREO expense	2,422	3,293	4,071	4,343	3,362
FDIC expense	5,432	4,813	5,017	4,778	4,870
Other	13,956	13,907	13,426	14,877	14,481

Total noninterest expense	166,915	176,328	169,703	166,030	169,762
Income tax expense	21,350	13,404	20,492	20,871	20,719

Net income	47,388	46,628	46,395	43,317	42,633
Preferred stock dividends and discount accretion	1,300	1,300	1,300	1,300	1,300

Net income available to common equity	$46,088	$45,328	$45,095	$42,017	$41,333

Taxable equivalent net interest income	$162,743	$166,676	$160,870	$159,521	$159,971
Net interest margin	3.17%	3.32%	3.26%	3.30%	3.31%
Effective tax rate	31.06%	22.33%	30.64%	32.52%	32.70%
Average Balances:
Assets	$23,038,708	$22,461,886	$22,016,748	$21,684,600	$21,659,139
Earning assets	20,680,919	20,032,432	19,659,796	19,386,046	19,371,729
Interest-bearing liabilities	15,719,383	14,840,162	14,940,697	14,922,006	14,920,413
Loans	15,448,152	15,131,102	14,916,793	14,602,602	14,310,441
Deposits	17,146,384	16,650,268	15,615,856	15,050,684	15,000,567
Short and long-term funding	2,758,923	2,638,661	3,286,943	3,566,346	3,603,700
Stockholders’ equity	$2,913,499	$2,978,618	$2,933,710	$2,915,322	$2,890,185

Sequential Quarter Results

The Corporation recorded net income of $47 million for both the first quarter of 2013 and the fourth quarter of 2012. Net income available to common equity was $46 million for the first quarter of 2013, or net income of $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2012, was $45 million, or net income of $0.26 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the first quarter of 2013 was $163 million, $4 million lower than the fourth quarter of 2012. Changes in the rate environment and product pricing decreased net interest income by $6 million and two less days in the first quarter decreased net interest income by $2 million; while changes in balance sheet volume and mix increased taxable equivalent net interest income by $4 million. The Federal funds target rate was unchanged for both quarters. The net interest margin between the sequential quarters was down 15 bp, to 3.17% in the first quarter of 2013. Average earning assets increased $648 million to $20.7 billion in the first quarter of 2013, with average investments and other short-term investments up $331 million and average loans up $317 million (predominantly in commercial loans). On the funding side, average interest-bearing deposits were up $759 million (primarily interest-bearing demand and money market) and average short and long-term funding was up $120 million; while noninterest-bearing demand deposits were down $263 million.

The Corporation reported another quarter of improving credit quality with nonaccrual loans of $225 million (1.45% of total loans) at March 31, 2013, down from $253 million (1.64% of total loans) at December 31, 2012 (see Table 8). Potential problem loans declined to $344 million, down $17 million from the fourth quarter of 2012. Annualized net charge offs represented 0.38% of average loans for the first quarter of 2013, compared to 0.55% for the fourth quarter of 2012. The allowance for loan losses to loans at March 31, 2013 was 1.84%, compared to 1.93% at December 31, 2012 (see Table 7). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the first quarter of 2013 increased $4 million (5%) to $82 million versus the fourth quarter of 2012. Net mortgage banking income was $18 million, up from net mortgage banking income of $14 million in the fourth quarter 2012, predominantly due a $3 million favorable change in the valuation allowance (from a recovery of $2 million in the fourth quarter of 2012 to a $5 million recovery in the first quarter of 2013).

On a sequential quarter basis, noninterest expense decreased $9 million (5%) to $167 million in the first quarter of 2013. Legal and professional fees decreased $3 million due to other professional consultant costs related to certain BSA regulatory compliance issues in 2012. Losses other than loans were down $3 million, partially due to the lower provision for losses on unfunded commitments reserve. Occupancy expense decreased $2 million due to lease breakage expense recognized in the fourth quarter of 2012 related to the Corporation’s efficiency initiatives. All remaining noninterest expense categories on a combined basis were down $1 million (1%).

For the first quarter of 2013, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $13 million for the fourth quarter of 2012 (due to a reversal of a tax reserve in the fourth quarter of 2012). The effective tax rate was 31.06% and 22.33% for the first quarter of 2013 and the fourth quarter of 2012, respectively.

Future Accounting Pronouncements

New accounting policies adopted by the Corporation are discussed in Note 2, “New Accounting Pronouncements Adopted,” of the notes to consolidated financial statements. At this time, there are not any new accounting pronouncements recently issued or proposed but not yet required to be adopted.

Recent Developments

On April 23, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.08 per common share, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock, payable on June 17, 2013, to shareholders of record at the close of business on June 3, 2013. These cash dividends have not been reflected in the accompanying consolidated financial statements.

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

As of March 31, 2013, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Bank intends to vigorously defend this lawsuit. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the first quarter of 2013. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
January 1, 2013—January 31, 2013	1,801,153	$14.31	1,801,153	—
February 1, 2013—February 28, 2013	295,327	14.31	295,327	—
March 1, 2013—March 31, 2013	—	—	—	—

Total	2,096,480	$14.31	2,096,480	4,279,131

(a)	During the first quarter of 2013, the Corporation repurchased 224,914 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On November 13, 2012, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $125 million of common stock, of which, $95 million remained available to repurchase as of December 31, 2012. After adjusting the common stock repurchase authorization for the $30 million repurchased during the first quarter of 2013 under this authorization (i.e. $65 million remains authorized for repurchase) and using the closing stock price on March 31, 2013 of $15.19, a total of approximately 4.3 million common shares remain available to be repurchased under this authorization as of March 31, 2013.

ITEM 6. Exhibits

(a)	Exhibits:

Exhibit (3), Amended and Restated Bylaws of Associated Banc-Corp, is attached hereto.

Exhibit (10), Supplemental Executive Retirement Plan, updated as of January 2013, is incorporated by reference to Exhibit 99.1 to the Corporation’s Current Report on Form 8-K filed on January 22, 2013.

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

Exhibit (101), Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. *

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

ASSOCIATED BANC-CORP
(Registrant)

Date: May 3, 2013	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: May 3, 2013	/s/ Christopher Del Moral-Niles
Christopher Del Moral-Niles
Chief Financial Officer

Date: May 3, 2013	/s/ Bryan R. McKeag
Bryan R. McKeag
Principal Accounting Officer