Form 10-Q
period 2013-06-30
ASSOCIATED BANC-CORP
filed 2013-08-02
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31343

Associated Banc-Corp

(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Main Street, Green Bay, Wisconsin	54301
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2013, was 165,947,367.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$422,779	$563,304
Interest-bearing deposits in other financial institutions	121,390	147,434
Federal funds sold and securities purchased under agreements to resell	10,800	27,135
Investment securities held to maturity, at amortized cost	75,946	39,877
Investment securities available for sale, at fair value	4,854,319	4,926,758
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,008	166,774
Loans held for sale	203,576	261,410
Loans	15,746,599	15,411,022
Allowance for loan losses	(277,218)	(297,409)

Loans, net	15,469,381	15,113,613
Premises and equipment, net	258,903	253,958
Goodwill	929,168	929,168
Other intangible assets, net	74,612	61,176
Trading assets	49,732	70,711
Other assets	965,330	926,417

Total assets	$23,616,944	$23,487,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,259,776	$4,759,556
Interest-bearing deposits	12,872,660	12,180,309

Total deposits	17,132,436	16,939,865
Federal funds purchased and securities sold under agreements to repurchase	545,740	750,455
Other short-term funding	2,218,760	1,576,484
Long-term funding	614,822	1,015,346
Trading liabilities	52,598	76,343
Accrued expenses and other liabilities	175,612	192,843

Total liabilities	20,739,968	20,551,336
Stockholders’ equity
Preferred equity	63,272	63,272
Common stock	1,750	1,750
Surplus	1,610,243	1,602,136
Retained earnings	1,330,737	1,281,811
Accumulated other comprehensive income (loss)	(25,015)	48,603
Treasury stock, at cost	(104,011)	(61,173)

Total stockholders’ equity	2,876,976	2,936,399

Total liabilities and stockholders’ equity	$23,616,944	$23,487,735

Preferred shares issued	65,000	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	7,628,961	4,773,146

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$146,896	$147,188	$292,423	$296,211
Interest and dividends on investment securities
Taxable	21,446	23,000	43,059	46,029
Tax exempt	6,785	7,135	13,750	14,409
Other interest	1,233	1,262	2,480	2,509

Total interest income	176,360	178,585	351,712	359,158
INTEREST EXPENSE
Interest on deposits	7,769	10,553	16,310	22,589
Interest on Federal funds purchased and securities sold under agreements to repurchase	333	612	743	1,379
Interest on other short-term funding	525	1,197	857	2,253
Interest on long-term funding	7,551	11,956	15,967	24,002

Total interest expense	16,178	24,318	33,877	50,223

NET INTEREST INCOME	160,182	154,267	317,835	308,935
Provision for loan losses	4,000	—	8,000	—

Net interest income after provision for loan losses	156,182	154,267	309,835	308,935
NONINTEREST INCOME
Trust service fees	11,405	10,125	22,315	19,912
Service charges on deposit accounts	17,443	16,768	34,272	34,810
Card-based and other nondeposit fees	12,591	12,084	24,541	22,963
Insurance commissions	9,631	12,912	21,394	24,502
Brokerage and annuity commissions	3,688	4,206	7,204	8,333
Mortgage banking, net	19,263	16,735	37,028	34,389
Capital market fees, net	5,074	2,673	7,657	6,389
Bank owned life insurance income	3,281	3,164	6,251	7,456
Asset gains (losses), net	(44)	(4,984)	792	(8,578)
Investment securities gains, net:
Realized gains, net	34	563	334	603
Other-than-temporary impairments	—	—	—	—
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—	—	—

Total investment securities gains, net	34	563	334	603
Other	1,944	1,705	4,522	3,618

Total noninterest income	84,310	75,951	166,310	154,397
NONINTEREST EXPENSE
Personnel expense	99,791	93,819	197,698	188,100
Occupancy	14,305	14,008	29,967	29,187
Equipment	6,462	5,719	12,629	11,187
Data processing	12,651	11,304	24,159	20,820
Business development and advertising	5,028	5,468	9,565	10,849
Other intangible asset amortization	1,011	1,049	2,022	2,098
Loan expense	3,044	2,948	6,328	5,858
Legal and professional fees	5,483	5,657	10,828	15,372
Losses other than loans	1,799	2,060	1,483	5,610
Foreclosure / OREO expense	2,302	4,343	4,724	7,705
FDIC expense	4,395	4,778	9,827	9,648
Other	13,725	14,877	27,681	29,358

Total noninterest expense	169,996	166,030	336,911	335,792

Income before income taxes	70,496	64,188	139,234	127,540
Income tax expense	22,608	20,871	43,958	41,590

Net income	47,888	43,317	95,276	85,950
Preferred stock dividends	1,300	1,300	2,600	2,600

Net income available to common equity	$46,588	$42,017	$92,676	$83,350

Earnings per common share:
Basic	$0.28	$0.24	$0.55	$0.48
Diluted	$0.28	$0.24	$0.55	$0.48
Average common shares outstanding:
Basic	166,605	172,839	167,415	173,343
Diluted	166,748	172,841	167,552	173,345

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Thousands)
Net income	$47,888	$43,317	$95,276	$85,950
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(111,829)	1,305	(121,760)	(609)
Reclassification adjustment for net gains realized in net income	(34)	(563)	(334)	(603)
Income tax (expense) benefit	43,188	(290)	47,138	472

Other comprehensive income (loss) on investment securities available for sale	(68,675)	452	(74,956)	(740)
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	17	60	35	120
Amortization of actuarial losses	1,073	640	2,145	1,280
Income tax expense	(421)	(273)	(842)	(546)

Other comprehensive income on pension and postretirement obligations	669	427	1,338	854
Derivatives used in cash flow hedging relationships:
Net unrealized losses	—	(24)	—	(14)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	—	727	—	1,458
Income tax expense	—	(281)	—	(581)

Other comprehensive income on cash flow hedging relationships	—	422	—	863

Total other comprehensive income (loss)	(68,006)	1,301	(73,618)	977

Comprehensive income (loss)	$(20,118)	$44,618	$21,658	$86,927

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
	Preferred	Common		Retained	Comprehensive	Treasury
	Equity	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2011	$63,272	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794
Comprehensive income:
Net income	—	—	—	85,950	—	—	85,950
Other comprehensive income	—	—	—	—	977	—	977

Comprehensive income							86,927

Common stock issued:
Stock-based compensation plans, net	—	4	650	(1,009)	—	500	145
Purchase of treasury stock	—	—	—	—	—	(31,210)	(31,210)
Cash dividends:
Common stock, $0.10 per share	—	—	—	(17,379)	—	—	(17,379)
Preferred stock	—	—	—	(2,600)	—	—	(2,600)
Stock-based compensation expense, net	—	—	7,939	—	—	—	7,939
Tax benefit of stock options	—	—	5	—	—	—	5

Balance, June 30, 2012	$63,272	$1,750	$1,594,995	$1,213,735	$66,579	$(30,710)	$2,909,621

Balance, December 31, 2012	$63,272	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399
Comprehensive income:
Net income	—	—	—	95,276	—	—	95,276
Other comprehensive loss	—	—	—	—	(73,618)	—	(73,618)

Comprehensive income							21,658

Common stock issued:
Stock-based compensation plans, net	—	—	387	(16,793)	—	20,401	3,995
Purchase of treasury stock	—	—	—	—	—	(63,239)	(63,239)
Cash dividends:
Common stock, $0.16 per share	—	—	—	(26,957)	—	—	(26,957)
Preferred stock	—	—	—	(2,600)	—	—	(2,600)
Stock-based compensation expense, net	—	—	7,571	—	—	—	7,571
Tax benefit of stock options	—	—	149	—	—	—	149

Balance, June 30, 2013	$63,272	$1,750	$1,610,243	$1,330,737	$(25,015)	$(104,011)	$2,876,976

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,276	$85,950
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,000	—
Depreciation and amortization	24,016	20,832
(Recovery of) addition to valuation allowance on mortgage servicing rights, net	(13,282)	2,036
Amortization of mortgage servicing rights	9,191	11,775
Amortization of other intangible assets	2,022	2,098
Amortization and accretion on earning assets, funding, and other, net	26,294	30,013
Tax impact of stock based compensation	149	5
Gain on sales of investment securities, net and impairment write-downs	(334)	(603)
(Gain) loss on sales of assets and impairment write-downs, net	(792)	8,578
Gain on mortgage banking activities, net	(14,808)	(29,459)
Mortgage loans originated and acquired for sale	(1,463,808)	(1,301,779)
Proceeds from sales of mortgage loans held for sale	1,525,083	1,409,805
(Increase) decrease in interest receivable	(2,581)	4,744
Decrease in interest payable	(1,177)	(4,601)
Net change in other assets and other liabilities	(88)	(3,637)

Net cash provided by operating activities	193,161	235,757

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(392,504)	(857,350)
Purchases of:
Investment securities	(947,634)	(592,477)
Premises, equipment, and software, net of disposals	(31,548)	(33,063)
FHLB stock	(28,399)	—
Other assets	(884)	(2,810)
Proceeds from:
Sales of investment securities	64,055	113,752
Sale of FHLB stock	14,399	15,314
Prepayments, calls, and maturities of investment securities	775,952	882,830
Sales, prepayments, calls, and maturities of other assets	21,100	11,092
Sales of loans originated for investment	12,172	124,903

Net cash used in investing activities	(513,291)	(337,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	192,571	136,061
Net decrease in deposits due to branch sales	—	(113,622)
Net increase in short-term funding	437,561	138,785
Repayment of long-term funding	(400,110)	(25,968)
Cash dividends on common stock	(26,957)	(17,379)
Cash dividends on preferred stock	(2,600)	(2,600)
Purchase of treasury stock	(63,239)	(31,210)

Net cash provided by financing activities	137,226	84,067

Net decrease in cash and cash equivalents	(182,904)	(17,985)
Cash and cash equivalents at beginning of period	737,873	616,595

Cash and cash equivalents at end of period	$554,969	$598,610

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,997	$54,812
Cash paid (received) for income taxes	20,419	(21,550)
Loans and bank premises transferred to other real estate owned	14,716	22,536
Capitalized mortgage servicing rights	11,367	13,147

See accompanying notes to consolidated financial statements.

ITEM 1.	Financial Statements Continued:

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

NOTE 2: New Accounting Pronouncements Adopted

In February 2013, the FASB issued an amendment requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These disclosures may be presented on the face of the income statement or in the notes to consolidated financial statements, depending upon the specific accounting guidance for the reclassification out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, or liquidity. See Note 16 for the required new disclosures on accumulated other comprehensive income.

In July 2012, the FASB issued amendments intended to simplify how entities test the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments permit an organization to make a qualitative evaluation about the likelihood of impairment of an indefinite-lived intangible asset to determine whether it should apply the quantitative test and calculate the fair value of the indefinite-lived intangible asset. The amendments do not change how an organization measures an impairment loss. Therefore, it is not expected to affect the information reported to users of the financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, or liquidity.

In December 2011, the FASB issued amendments to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, or liquidity. See Note 11 for the required new disclosures on balance sheet offsetting.

In September 2011, the FASB issued amendments intended to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying value. The amendments are effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Corporation adopted the accounting standard as of January 1, 2012, as required, with no material impact on its results of operations, financial position, or liquidity. See Note 7 for required disclosures on goodwill.

NOTE 3: Earnings Per Common Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants). Presented below are the calculations for basic and diluted earnings per common share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands, except per share data)
Net income	$47,888	$43,317	$95,276	$85,950
Preferred stock dividends	1,300	1,300	2,600	2,600

Net income available to common equity	$46,588	$42,017	$92,676	$83,350

Common shareholder dividends	(13,305)	(8,604)	(26,682)	(17,299)
Unvested share-based payment awards	(168)	(40)	(275)	(80)

Undistributed earnings	$33,115	$33,373	$65,719	$65,971

Undistributed earnings allocated to common shareholders	32,864	33,222	65,239	65,665
Undistributed earnings allocated to unvested share-based payment awards	251	151	480	306

Undistributed earnings	$33,115	$33,373	$65,719	$65,971

Basic
Distributed earnings to common shareholders	$13,305	$8,604	$26,682	$17,299
Undistributed earnings allocated to common shareholders	32,864	33,222	65,239	65,665

Total common shareholders earnings, basic	$46,169	$41,826	$91,921	$82,964

Diluted
Distributed earnings to common shareholders	$13,305	$8,604	$26,682	$17,299
Undistributed earnings allocated to common shareholders	32,864	33,222	65,239	65,665

Total common shareholders earnings, diluted	$46,169	$41,826	$91,921	$82,964

Weighted average common shares outstanding	166,605	172,839	167,415	173,343
Effect of dilutive common stock awards	143	2	137	2

Diluted weighted average common shares outstanding	166,748	172,841	167,552	173,345
Basic earnings per common share	$0.28	$0.24	$0.55	$0.48

Diluted earnings per common share	$0.28	$0.24	$0.55	$0.48

Options to purchase approximately 3 million shares were outstanding for both the three and six months ended June 30, 2013, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 9 million and 6 million shares were outstanding for the three and six months ended June 30, 2012, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

At June 30, 2013, the Corporation had one stock-based compensation plan. All stock awards granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the date the awards were granted.

The Corporation may issue restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”). The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over one, two, three, or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment, and performance-based awards are based on earnings per share performance goals and continued employment.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical and implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first six months of 2013 and full year 2012.

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2012 and for the six months ended June 30, 2013, is presented below.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)
Outstanding at December 31, 2011	7,055,274	$21.99
Granted	3,060,519	12.97
Exercised	(11,120)	13.16
Forfeited or expired	(1,464,115)	21.56

Outstanding at December 31, 2012	8,640,558	$18.88	6.40	$570

Options exercisable at December 31, 2012	4,603,963	$23.80	4.37	43

Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	14.02
Exercised	(244,407)	13.45
Forfeited or expired	(701,766)	21.98

Outstanding at June 30, 2013	8,715,364	$18.21	6.55	$12,164

Options exercisable at June 30, 2013	5,432,165	$21.08	5.21	5,293

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2012, and for the six months ended June 30, 2013.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value
Nonvested at December 31, 2011	2,431,339	$5.11
Granted	3,060,519	5.03
Vested	(1,097,571)	4.88
Forfeited	(357,692)	5.12

Nonvested at December 31, 2012	4,036,595	$5.11

Granted	1,020,979	3.80
Vested	(1,621,271)	5.12
Forfeited	(153,104)	5.18

Nonvested at June 30, 2013	3,283,199	$4.70

For the six months ended June 30, 2013 and for the year ended December 31, 2012, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $8 million for the first six months of 2013 and $5 million for the year ended December 31, 2012. For both the six months ended June 30, 2013 and 2012, the Corporation recognized compensation expense of $4 million for the vesting of stock options. For the full year 2012, the Corporation recognized compensation expense of $9 million for the vesting of stock options. At June 30, 2013, the Corporation had $12 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2015.

The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2012, and for the six months ended June 30, 2013.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value
Outstanding at December 31, 2011	1,013,765	$13.79
Granted	506,258	13.00
Vested	(533,014)	13.38
Forfeited	(54,584)	13.73

Outstanding at December 31, 2012	932,425	$13.60

Granted	1,244,820	14.03
Vested	(606,199)	13.72
Forfeited	(27,713)	13.95

Outstanding at June 30, 2013	1,543,333	$13.89

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 and 2012 to executive officers will vest ratably over a three year period. Restricted stock awards granted to non-executives during 2013 will vest ratably over a four year period, while restricted stock awards granted to non-executives during 2012 will vest ratably over a three year period. Expense for restricted stock awards of approximately $4 million was recognized for both the six months ended June 30, 2013 and 2012. The Corporation recognized approximately $7 million of expense for restricted stock awards for the full year 2012. The Corporation had $17 million of unrecognized compensation costs related to restricted stock awards at June 30, 2013 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2015.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options or the granting of restricted stock awards. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

		Gross	Gross
	Amortized	unrealized	unrealized
June 30, 2013:	cost	gains	losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,002	$2	$—	$1,004
Obligations of state and political subdivisions (municipal securities)	701,536	29,903	(1,206)	730,233
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,600,772	64,064	(59,806)	3,605,030
Private-label	3,403	37	(1)	3,439
GSE commercial mortgage-related securities	446,807	1,744	(17,299)	431,252
Other securities (debt and equity)	84,113	746	(1,498)	83,361

Total investment securities available for sale	$4,837,633	$96,496	$(79,810)	$4,854,319

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$75,946	$—	$(4,448)	$71,498

Total investment securities held to maturity	$75,946	$—	$(4,448)	$71,498

		Gross	Gross
	Amortized	unrealized	unrealized
December 31, 2012:	cost	gains	losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,003	$1	$—	$1,004
Obligations of state and political subdivisions (municipal securities)	755,644	45,599	(55)	801,188
Residential mortgage-related securities:
GSE	3,708,287	93,595	(3,727)	3,798,155
Private-label	6,002	147	—	6,149
GSE commercial mortgage-related securities	226,420	2,809	(1,063)	228,166
Other securities (debt and equity)	90,622	1,549	(75)	92,096

Total investment securities available for sale	$4,787,978	$143,700	$(4,920)	$4,926,758

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$39,877	$98	$(296)	$39,679

Total investment securities held to maturity	$39,877	$98	$(296)	$39,679

The amortized cost and fair values of investment securities available for sale and held to maturity at June 30, 2013, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$51,411	$51,364	$—	$—
Due after one year through five years	218,135	226,577	—	—
Due after five years through ten years	481,965	500,463	26,492	25,262
Due after ten years	35,122	36,149	49,454	46,236

Total debt securities	786,633	814,553	75,946	71,498
Residential mortgage-related securities:
GSE	3,600,772	3,605,030	—	—
Private label	3,403	3,439	—	—
GSE commercial mortgage-related securities	446,807	431,252	—	—
Equity securities	18	45	—	—

Total investment securities	$4,837,633	$4,854,319	$75,946	$71,498

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013.

	Less than 12 months			12 months or more			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Unrealized	Fair
June 30, 2013:	Securities	Losses	Value	Securities	Losses	Value	Losses	Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	101	$(1,188)	$40,506	2	$(18)	$511	$(1,206)	$41,017
Residential mortgage-related securities:
GSE	94	(59,806)	2,011,631	—	—	—	(59,806)	2,011,631
Private-label	2	(1)	30	1	—	42	(1)	72
GSE commercial mortgage-related securities	15	(17,299)	410,410	—	—	—	(17,299)	410,410
Other debt securities	4	(1,453)	5,042	1	(45)	142	(1,498)	5,184

Total		$(79,747)	$2,467,619		$(63)	$695	$(79,810)	$2,468,314

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	160	$(4,448)	$69,951	—	$—	$—	$(4,448)	$69,951

Total		$(4,448)	$69,951		$—	$—	$(4,448)	$69,951

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at June 30, 2013 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to non-agency residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage-related securities relate to government agency mortgage-related securities. At June 30, 2013, the unrealized loss position of 12 months or more on other debt securities was attributable to a pooled trust preferred debt security. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2012 and the six months ended June 30, 2013, respectively.

	Non-agency
	Mortgage- Related	Trust Preferred
	Securities	Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)		$(28,393)
Reduction due to credit impaired securities sold	17,026	4,499		21,525

Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	. $	(6,868)
Reduction due to credit impaired securities sold	532	—		532

Balance of credit-related other-than-temporary impairment at June 30, 2013	$—	$(6,336)	. $	(6,336)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Less than 12 months			12 months or more			Total
	Number			Number
	of	Unrealized		of	Unrealized		Unrealized
December 31, 2012:	Securities	Losses	Fair Value	Securities	Losses	Fair Value	Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	15	$(42)	$5,065	1	$(13)	$348	$(55)	$5,413
Residential mortgage-related securities:
GSE	30	(3,727)	892,964	—	—	—	(3,727)	892,964
Private label	—	—	—	1	—	50	—	50
GSE commercial mortgage-related securities	2	(1,063)	102,474	—	—	—	(1,063)	102,474
Other debt securities	—	—	—	1	(75)	111	(75)	111

Total		$(4,832)	$1,000,503		$(88)	$509	$(4,920)	$1,001,012

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	56	$(296)	$28,265	—	$—	$—	$(296)	$28,265

Total		$(296)	$28,265		$—	$—	$(296)	$28,265

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At June 30, 2013 and December 31, 2012, the Corporation had FHLB stock of $110 million and $96 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million at both June 30, 2013 and December 31, 2012.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2012 or the first six months of 2013. The FHLB of Chicago initiated tender offers for certain of its shares during the first quarter of 2013, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender offers and reduced its equity holdings in the FHLB of Chicago by $14 million during the first quarter of 2013. Based on the Corporation’s periodic review of FHLB stock required member holdings (which is based on asset size and other criteria), the Corporation purchased $28 million of additional equity holdings in the FHLB of Chicago during the second quarter of 2013.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition was as follows.

	June 30,	December 31,
	2013	2012
	($ in Thousands)
Commercial and industrial	$4,752,838	$4,502,021
Commercial real estate—owner occupied	1,174,866	1,219,747
Lease financing	55,084	64,196

Commercial and business lending	5,982,788	5,785,964
Commercial real estate—investor	3,010,992	2,906,759
Real estate construction	800,569	655,381

Commercial real estate lending	3,811,561	3,562,140

Total commercial	9,794,349	9,348,104
Home equity	1,986,233	2,219,494
Installment	434,029	466,727
Residential mortgage	3,531,988	3,376,697

Total consumer	5,952,250	6,062,918

Total loans	$15,746,599	$15,411,022

A summary of the changes in the allowance for loan losses was as follows.

	June 30,	December 31,
	2013	2012
	($ in Thousands)
Balance at beginning of period	$297,409	$378,151
Provision for loan losses	8,000	3,000
Charge offs	(49,032)	(117,046)
Recoveries	20,841	33,304

Net charge offs	(28,191)	(83,742)

Balance at end of period	$277,218	$297,409

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

A summary of the changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	12,848	(3,226)	(306)	3,276	3,289	(12,422)	(995)	5,536	8,000
Charge offs	(14,610)	(3,271)	(206)	(7,117)	(2,419)	(13,547)	(745)	(7,117)	(49,032)
Recoveries	12,437	179	202	3,955	1,122	1,710	502	734	20,841

Balance at Jun 30, 2013	$108,527	$21,071	$2,714	$63,295	$22,733	$32,567	$3,061	$23,250	$277,218

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$4,783	$576	$—	$3,205	$315	$138	$—	$336	$9,353
Ending balance impaired loans collectively evaluated for impairment	$6,240	$2,535	$3	$4,591	$2,824	$14,418	$735	$12,125	$43,471

Total impaired loans	$11,023	$3,111	$3	$7,796	$3,139	$14,556	$735	$12,461	$52,824
Ending balance all other loans collectively evaluated for impairment	$97,504	$17,960	$2,711	$55,499	$19,594	$18,011	$2,326	$10,789	$224,394

Total	$108,527	$21,071	$2,714	$63,295	$22,733	$32,567	$3,061	$23,250	$277,218

Loans:
Ending balance impaired loans individually evaluated for impairment	$18,030	$17,821	$—	$53,508	$17,222	$1,052	$—	$9,880	$117,513
Ending balance impaired loans collectively evaluated for impairment	$43,242	$20,518	$72	$44,571	$9,562	$37,015	$2,103	$61,963	$219,046

Total impaired loans	$61,272	$38,339	$72	$98,079	$26,784	$38,067	$2,103	$71,843	$336,559
Ending balance all other loans collectively evaluated for impairment	$4,691,566	$1,136,527	$55,012	$2,912,913	$773,785	$1,948,166	$431,926	$3,460,145	$15,410,040

Total	$4,752,838	$1,174,866	$55,084	$3,010,992	$800,569	$1,986,233	$434,029	$3,531,988	$15,746,599

The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations (used for both criticized and non-criticized loan categories), with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2012, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	(1,645)	(5,184)	(645)	(14,304)	873	16,909	(501)	7,497	3,000
Charge offs	(43,240)	(4,080)	(797)	(14,000)	(3,588)	(34,125)	(3,057)	(14,159)	(117,046)
Recoveries	18,363	453	1,899	4,796	2,129	3,898	1,234	532	33,304

Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$8,790	$654	$—	$5,241	$1,079	$868	$—	$155	$16,787
Ending balance impaired loans collectively evaluated for impairment	$4,951	$3,157	$—	$4,446	$2,332	$23,712	$1,155	$12,751	$52,504

Total impaired loans	$13,741	$3,811	$—	$9,687	$3,411	$24,580	$1,155	$12,906	$69,291
Ending balance all other loans collectively evaluated for impairment	$84,111	$23,578	$3,024	$53,494	$17,330	$32,246	$3,144	$11,191	$228,118

Total	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Loans:
Ending balance impaired loans individually evaluated for impairment	$27,213	$16,602	$3,024	$48,894	$20,794	$4,671	$—	$11,330	$132,528
Ending balance impaired loans collectively evaluated for impairment	$40,109	$21,504	$7	$51,453	$11,038	$44,512	$2,491	$70,313	$241,427

Total impaired loans	$67,322	$38,106	$3,031	$100,347	$31,832	$49,183	$2,491	$81,643	$373,955
Ending balance all other loans collectively evaluated for impairment	$4,434,699	$1,181,641	$61,165	$2,806,412	$623,549	$2,170,311	$464,236	$3,295,054	$15,037,067

Total	$4,502,021	$1,219,747	$64,196	$2,906,759	$655,381	$2,219,494	$466,727	$3,376,697	$15,411,022

The following table presents commercial loans by credit quality indicator at June 30, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,459,010	$105,174	$127,382	$61,272	$4,752,838
Commercial real estate—owner occupied	997,132	64,321	75,074	38,339	1,174,866
Lease financing	54,222	511	279	72	55,084

Commercial and business lending	5,510,364	170,006	202,735	99,683	5,982,788
Commercial real estate—investor	2,773,560	50,011	89,342	98,079	3,010,992
Real estate construction	761,487	3,114	9,184	26,784	800,569

Commercial real estate lending	3,535,047	53,125	98,526	124,863	3,811,561

Total commercial	$9,045,411	$223,131	$301,261	$224,546	$9,794,349

The following table presents commercial loans by credit quality indicator at December 31, 2012.
	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,208,478	$97,787	$128,434	$67,322	$4,502,021
Commercial real estate—owner occupied	1,030,632	51,417	99,592	38,106	1,219,747
Lease financing	58,099	2,802	264	3,031	64,196

Commercial and business lending	5,297,209	152,006	228,290	108,459	5,785,964
Commercial real estate—investor	2,634,035	65,309	107,068	100,347	2,906,759
Real estate construction	603,481	6,976	13,092	31,832	655,381

Commercial real estate lending	3,237,516	72,285	120,160	132,179	3,562,140

Total commercial	$8,534,725	$224,291	$348,450	$240,638	$9,348,104

The following table presents consumer loans by credit quality indicator at June 30, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,933,246	$12,305	$2,615	$38,067	$1,986,233
Installment	430,409	1,434	83	2,103	434,029
Residential mortgage	3,444,308	9,920	5,917	71,843	3,531,988

Total consumer	$5,807,963	$23,659	$8,615	$112,013	$5,952,250

The following table presents consumer loans by credit quality indicator at December 31, 2012.
	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,153,103	$13,538	$3,670	$49,183	$2,219,494
Installment	462,016	2,109	111	2,491	466,727
Residential mortgage	3,276,889	9,403	8,762	81,643	3,376,697

Total consumer	$5,892,008	$25,050	$12,543	$133,317	$6,062,918

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

The following table presents loans by past due status at June 30, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,718	$4,798	$147	$8,663	$4,713,873	$4,722,536
Commercial real estate—owner occupied	1,462	6,643	—	8,105	1,142,758	1,150,863
Lease financing	57	—	—	57	54,955	55,012

Commercial and business lending	5,237	11,441	147	16,825	5,911,586	5,928,411
Commercial real estate—investor	3,797	14,472	622	18,891	2,931,321	2,950,212
Real estate construction	541	256	—	797	778,353	779,150

Commercial real estate lending	4,338	14,728	622	19,688	3,709,674	3,729,362

Total commercial	9,575	26,169	769	36,513	9,621,260	9,657,773
Home equity	9,871	2,434	—	12,305	1,945,794	1,958,099
Installment	1,066	368	779	2,213	430,283	432,496
Residential mortgage	8,756	1,164	—	9,920	3,470,818	3,480,738

Total consumer	19,693	3,966	779	24,438	5,846,895	5,871,333

Total accruing loans	$29,268	$30,135	$1,548	$60,951	$15,468,155	$15,529,106

Nonaccrual loans
Commercial and industrial	$2,887	$3,098	$11,560	$17,545	$12,757	$30,302
Commercial real estate—owner occupied	1,148	1,037	7,552	9,737	14,266	24,003
Lease financing	—	—	72	72	—	72

Commercial and business lending	4,035	4,135	19,184	27,354	27,023	54,377
Commercial real estate—investor	5,120	1,658	37,590	44,368	16,412	60,780
Real estate construction	—	2,567	5,978	8,545	12,874	21,419

Commercial real estate lending	5,120	4,225	43,568	52,913	29,286	82,199

Total commercial	9,155	8,360	62,752	80,267	56,309	136,576
Home equity	1,721	1,572	16,974	20,267	7,867	28,134
Installment	122	113	417	652	881	1,533
Residential mortgage	3,045	4,222	30,854	38,121	13,129	51,250

Total consumer	4,888	5,907	48,245	59,040	21,877	80,917

Total nonaccrual loans	$14,043	$14,267	$110,997	$139,307	$78,186	$217,493

Total loans
Commercial and industrial	$6,605	$7,896	$11,707	$26,208	$4,726,630	$4,752,838
Commercial real estate—owner occupied	2,610	7,680	7,552	17,842	1,157,024	1,174,866
Lease financing	57	—	72	129	54,955	55,084

Commercial and business lending	9,272	15,576	19,331	44,179	5,938,609	5,982,788
Commercial real estate—investor	8,917	16,130	38,212	63,259	2,947,733	3,010,992
Real estate construction	541	2,823	5,978	9,342	791,227	800,569

Commercial real estate lending	9,458	18,953	44,190	72,601	3,738,960	3,811,561

Total commercial	18,730	34,529	63,521	116,780	9,677,569	9,794,349
Home equity	11,592	4,006	16,974	32,572	1,953,661	1,986,233
Installment	1,188	481	1,196	2,865	431,164	434,029
Residential mortgage	11,801	5,386	30,854	48,041	3,483,947	3,531,988

Total consumer	24,581	9,873	49,024	83,478	5,868,772	5,952,250

Total loans	$43,311	$44,402	$112,545	$200,258	$15,546,341	$15,746,599

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at June 30, 2013 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$9,557	$1,782	$79	$11,418	$4,451,421	$4,462,839
Commercial real estate—owner occupied	10,420	633	308	11,361	1,184,132	1,195,493
Lease financing	—	12	—	12	61,153	61,165

Commercial and business lending	19,977	2,427	387	22,791	5,696,706	5,719,497
Commercial real estate—investor	8,424	5,048	366	13,838	2,834,234	2,848,072
Real estate construction	1,628	1,527	283	3,438	624,641	628,079

Commercial real estate lending	10,052	6,575	649	17,276	3,458,875	3,476,151

Total commercial	30,029	9,002	1,036	40,067	9,155,581	9,195,648
Home equity	10,151	3,387	96	13,634	2,166,645	2,180,279
Installment	1,300	809	1,013	3,122	461,767	464,889
Residential mortgage	8,473	930	144	9,547	3,307,791	3,317,338

Total consumer	19,924	5,126	1,253	26,303	5,936,203	5,962,506

Total accruing loans	$49,953	$14,128	$2,289	$66,370	$15,091,784	$15,158,154

Nonaccrual loans
Commercial and industrial	$8,559	$791	$11,962	$21,312	$17,870	$39,182
Commercial real estate—owner occupied	1,489	1,749	11,819	15,057	9,197	24,254
Lease financing	15	—	9	24	3,007	3,031

Commercial and business lending	10,063	2,540	23,790	36,393	30,074	66,467
Commercial real estate—investor	197	3,072	30,928	34,197	24,490	58,687
Real estate construction	16	—	9,639	9,655	17,647	27,302

Commercial real estate lending	213	3,072	40,567	43,852	42,137	85,989

Total commercial	10,276	5,612	64,357	80,245	72,211	152,456
Home equity	1,456	2,518	28,474	32,448	6,767	39,215
Installment	153	141	586	880	958	1,838
Residential mortgage	2,135	4,321	38,739	45,195	14,164	59,359

Total consumer	3,744	6,980	67,799	78,523	21,889	100,412

Total nonaccrual loans	$14,020	$12,592	$132,156	$158,768	$94,100	$252,868

Total loans
Commercial and industrial	$18,116	$2,573	$12,041	$32,730	$4,469,291	$4,502,021
Commercial real estate—owner occupied	11,909	2,382	12,127	26,418	1,193,329	1,219,747
Lease financing	15	12	9	36	64,160	64,196

Commercial and business lending	30,040	4,967	24,177	59,184	5,726,780	5,785,964
Commercial real estate—investor	8,621	8,120	31,294	48,035	2,858,724	2,906,759
Real estate construction	1,644	1,527	9,922	13,093	642,288	655,381

Commercial real estate lending	10,265	9,647	41,216	61,128	3,501,012	3,562,140

Total commercial	40,305	14,614	65,393	120,312	9,227,792	9,348,104
Home equity	11,607	5,905	28,570	46,082	2,173,412	2,219,494
Installment	1,453	950	1,599	4,002	462,725	466,727
Residential mortgage	10,608	5,251	38,883	54,742	3,321,955	3,376,697

Total consumer	23,668	12,106	69,052	104,826	5,958,092	6,062,918

Total loans	$63,973	$26,720	$134,445	$225,138	$15,185,884	$15,411,022

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at June 30, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$54,100	$63,331	$11,023	$57,272	$827
Commercial real estate—owner occupied	23,890	26,742	3,111	25,362	440
Lease financing	72	72	3	99	—

Commercial and business lending	78,062	90,145	14,137	82,733	1,267
Commercial real estate—investor	67,040	78,864	7,796	68,667	1,052
Real estate construction	11,956	16,376	3,139	12,565	156

Commercial real estate lending	78,996	95,240	10,935	81,232	1,208

Total commercial	157,058	185,385	25,072	163,965	2,475
Home equity	37,770	44,686	14,556	39,376	709
Installment	2,103	2,482	735	2,226	57
Residential mortgage	63,961	75,150	12,461	65,713	856

Total consumer	103,834	122,318	27,752	107,315	1,622

Total loans	$260,892	$307,703	$52,824	$271,280	$4,097

Loans with no related allowance
Commercial and industrial	$7,172	$14,060	$—	$8,259	$41
Commercial real estate—owner occupied	14,449	16,862	—	14,694	45

Commercial and business lending	21,621	30,922	—	22,953	86
Commercial real estate—investor	31,039	43,825	—	33,716	124
Real estate construction	14,828	20,718	—	15,249	—

Commercial real estate lending	45,867	64,543	—	48,965	124

Total commercial	67,488	95,465	—	71,918	210
Home equity	297	333	—	322	3
Installment	—	—	—	—	—
Residential mortgage	7,882	9,602	—	7,870	112

Total consumer	8,179	9,935	—	8,192	115

Total loans	$75,667	$105,400	$—	$80,110	$325

Total
Commercial and industrial	$61,272	$77,391	$11,023	$65,531	$868
Commercial real estate—owner occupied	38,339	43,604	3,111	40,056	485
Lease financing	72	72	3	99	—

Commercial and business lending	99,683	121,067	14,137	105,686	1,353
Commercial real estate—investor	98,079	122,689	7,796	102,383	1,176
Real estate construction	26,784	37,094	3,139	27,814	156

Commercial real estate lending	124,863	159,783	10,935	130,197	1,332

Total commercial	224,546	280,850	25,072	235,883	2,685
Home equity	38,067	45,019	14,556	39,698	712
Installment	2,103	2,482	735	2,226	57
Residential mortgage	71,843	84,752	12,461	73,583	968

Total consumer	112,013	132,253	27,752	115,507	1,737

Total loans	$336,559	$413,103	$52,824	$351,390	$4,422

*	Interest income recognized included $3 million of interest income recognized on accruing restructured loans for the six months ended June 30, 2013.

The following table presents impaired loans at December 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,985	$65,521	$13,741	$56,508	$2,187
Commercial real estate—owner occupied	24,600	27,700	3,811	26,531	1,043
Lease financing	7	7	—	120	—

Commercial and business lending	82,592	93,228	17,552	83,159	3,230
Commercial real estate—investor	80,766	96,581	9,687	85,642	2,891
Real estate construction	16,299	22,311	3,411	19,122	437

Commercial real estate lending	97,065	118,892	13,098	104,764	3,328

Total commercial	179,657	212,120	30,650	187,923	6,558
Home equity	47,113	54,456	24,580	50,334	1,962
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	72,408	81,959	12,906	76,989	2,211

Total consumer	122,012	139,262	38,641	130,096	4,345

Total loans	$301,669	$351,382	$69,291	$318,019	$10,903

Loans with no related allowance
Commercial and industrial	$9,337	$16,339	$—	$10,883	$229
Commercial real estate—owner occupied	13,506	16,582	—	14,425	68
Lease financing	3,024	3,024	—	3,896	—

Commercial and business lending	25,867	35,945	—	29,204	297
Commercial real estate—investor	19,581	28,531	—	20,490	173
Real estate construction	15,533	24,724	—	18,350	109

Commercial real estate lending	35,114	53,255	—	38,840	282

Total commercial	60,981	89,200	—	68,044	579
Home equity	2,070	2,269	—	2,164	36
Installment	—	—	—	—	—
Residential mortgage	9,235	12,246	—	11,566	208

Total consumer	11,305	14,515	—	13,730	244

Total loans	$72,286	$103,715	$—	$81,774	$823

Total
Commercial and industrial	$67,322	$81,860	$13,741	$67,391	$2,416
Commercial real estate—owner occupied	38,106	44,282	3,811	40,956	1,111
Lease financing	3,031	3,031	—	4,016	—

Commercial and business lending	108,459	129,173	17,552	112,363	3,527
Commercial real estate—investor	100,347	125,112	9,687	106,132	3,064
Real estate construction	31,832	47,035	3,411	37,472	546

Commercial real estate lending	132,179	172,147	13,098	143,604	3,610

Total commercial	240,638	301,320	30,650	255,967	7,137
Home equity	49,183	56,725	24,580	52,498	1,998
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	81,643	94,205	12,906	88,555	2,419

Total consumer	133,317	153,777	38,641	143,826	4,589

Total loans	$373,955	$455,097	$69,291	$399,793	$11,726

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2012.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $28 million recorded investment in loans modified in a troubled debt restructuring for the six months ended June 30, 2013, of which, $13 million were in accrual status and $15 million were in nonaccrual pending a sustained period of repayment.

As of June 30, 2013 and December 31, 2012, there were $70 million and $81 million, respectively, of nonaccrual restructured loans, and $119 million and $121 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	June 30, 2013		December 31, 2012
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$30,970	$10,166	$28,140	$12,496
Commercial real estate—owner occupied	14,336	11,644	13,852	11,514
Commercial real estate—investor	37,299	20,540	41,660	25,221
Real estate construction	5,365	5,168	4,530	6,798
Home equity	9,933	6,529	9,968	6,698
Installment	570	603	653	674
Residential mortgage	20,593	15,704	22,284	17,189

Total	$119,066	$70,354	$121,087	$80,590

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and six months ended June 30, 2013, and the recorded investment and unpaid principal balance as of June 30, 2013.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	25	$4,323	$4,414	43	$6,401	$8,074
Commercial real estate—owner occupied	7	4,086	4,194	10	6,270	6,388
Commercial real estate—investor	3	1,801	1,948	8	3,822	4,029
Real estate construction	2	51	80	7	2,004	2,057
Home equity	29	2,114	2,640	62	3,580	4,192
Installment	1	34	34	2	199	202
Residential mortgage	26	3,482	3,879	56	5,365	6,072

Total	93	$15,891	$17,189	188	$27,641	$31,014

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and six months ended June 30, 2012, and the recorded investment and unpaid principal balance as of June 30, 2012.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	19	$5,525	$9,342	63	$13,297	$17,961
Commercial real estate—owner occupied	10	2,753	2,857	19	6,158	6,717
Commercial real estate—investor	18	7,526	7,964	26	10,302	10,751
Real estate construction	3	388	392	6	1,138	1,475
Home equity	8	311	320	22	939	954
Installment	3	87	87	6	118	118
Residential mortgage	5	660	683	13	2,768	2,872

Total	66	$17,250	$21,645	155	$34,720	$40,848

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), principal reduction, or some combination of these concessions. During the three and six months ended June 30, 2013, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions for the three and six months ended June 30, 2013.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2013, as well as the recorded investment in these restructured loans as of June 30, 2013.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	15	$711	22	$1,798
Commercial real estate—owner occupied	2	43	3	115
Commercial real estate—investor	2	82	5	1,598
Real estate construction	2	41	2	41
Home equity	10	633	13	740
Residential mortgage	7	952	10	1,405

Total	38	$2,462	55	$5,697

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2012, as well as the recorded investment in these restructured loans as of June 30, 2012.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	9	$1,157	15	$1,981
Commercial real estate—investor	9	5,770	13	7,053
Real estate construction	5	1,830	6	1,848
Home equity	4	254	6	314
Installment	2	334	2	333
Residential mortgage	6	584	6	584

Total	35	$9,929	48	$12,113

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 7: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

The Corporation conducted its annual impairment testing in May 2013, utilizing a qualitative assessment as permitted by recent accounting pronouncements (see Note 2 for additional information on this new accounting pronouncement). Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the Nasdaq bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2013 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. The annual impairment testing in prior years was based upon a quantitative measurement of the fair value of the reporting units. There were no impairment charges recorded in 2012, or through June 30, 2013. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At June 30, 2013, the Corporation had goodwill of $929 million, including goodwill of $428 million assigned to the Commercial Banking reporting unit and goodwill of $501 million assigned to the Consumer Banking reporting unit. There was no change in the carrying amount of goodwill during 2012 or through the first half of 2013.

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

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,231	$41,831
Accumulated amortization	(30,005)	(34,044)

Net book value	$6,226	$7,787

Amortization during the period	$1,561	$3,229
Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(12,304)	(11,843)

Net book value	$6,979	$7,440

Amortization during the period	$461	$966

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Six Months Ended	Year Ended
	June 30, 2013	December 31, 2012
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$61,425	$75,855
Additions	11,367	23,528
Amortization	(9,191)	(23,348)
Other-than-temporary impairment	—	(14,610)

Mortgage servicing rights at end of period	$63,601	$61,425

Valuation allowance at beginning of period	(15,476)	(27,703)
(Additions) / Recoveries, net	13,282	(2,383)
Other-than-temporary impairment	—	14,610

Valuation allowance at end of period	(2,194)	(15,476)

Mortgage servicing rights, net	$61,407	$45,949

Fair value of mortgage servicing rights	$65,485	$45,949
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	7,794,000	7,453,000
Mortgage servicing rights, net to servicing portfolio	0.79%	0.62%
Mortgage servicing rights expense(1)	$(4,091)	$25,731

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2013. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Six months ending December 31, 2013	$1,500	$500	$5,700
Year ending December 31, 2014	2,900	900	9,900
Year ending December 31, 2015	1,400	800	8,100
Year ending December 31, 2016	300	800	6,700
Year ending December 31, 2017	100	800	5,600
Year ending December 31, 2018	—	700	4,700

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	June 30, 2013	December 31, 2012
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$56,040	$71,385
Securities sold under agreements to repurchase	489,700	679,070

Federal funds purchased and securities sold under agreements to repurchase	545,740	750,455
Federal Home Loan Bank (“FHLB”) advances	2,150,000	1,525,000
Commercial paper	68,760	51,484

Other short-term funding	2,218,760	1,576,484

Total short-term funding	$2,764,500	$2,326,939

Long-Term Funding
FHLB advances	$353	$400,375
Senior notes, at par	585,000	585,000
Subordinated debt, at par	25,821	25,821
Other long-term funding and capitalized costs	3,648	4,150

Total long-term funding	$614,822	$1,015,346

Total short and long-term funding	$3,379,322	$3,342,285

Short-term funding:

The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily.

Long-term funding:

FHLB advances: At June 30, 2013, the long-term FHLB advances had a weighted-average interest rate of 5.06%, compared to 1.79% at December 31, 2012. These advances all had fixed interest rates at both June 30, 2013 and December 31, 2012. During the first half of 2013, $400 million of long-term FHLB advances matured.

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

NOTE 9: Income Taxes

For the first half of 2013, the Corporation recognized income tax expense of $44 million, compared to income tax expense of $42 million for the first half of 2012. The effective tax rate was 31.57% for the first half of 2013, compared to an effective tax rate of 32.61% for the first half of 2012.

NOTE 10: Derivative and Hedging Activities

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation may also use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $54 million of investment securities as collateral at June 30, 2013, and pledged $70 million of investment securities as collateral at December 31, 2012.

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

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
June 30, 2013
Interest rate-related instruments — customer and mirror	$1,808,002	$48,337	Trading assets	1.57%	1.57%	45	months
Interest rate-related instruments — customer and mirror	1,808,002	(51,299)	Trading liabilities	1.57	1.57	45	months
Interest rate lock commitments (mortgage)	333,668	(5,151)	Other liabilities	—	—		—
Forward commitments (mortgage)	507,000	20,313	Other assets	—	—		—
Foreign currency exchange forwards	46,853	1,395	Trading assets	—	—		—
Foreign currency exchange forwards	43,748	(1,299)	Trading liabilities	—	—		—
Purchased options (time deposit)	114,567	5,108	Other assets	—	—		—
Written options (time deposit)	114,567	(5,108)	Other liabilities	—	—		—
December 31, 2012
Interest rate-related instruments — customer and mirror	$1,728,545	$69,370	Trading assets	1.30%	1.30%	47	months
Interest rate-related instruments — customer and mirror	1,728,545	(75,131)	Trading liabilities	1.30	1.30	47	months
Interest rate lock commitments (mortgage)	351,786	7,794	Other assets	—	—		—
Forward commitments (mortgage)	520,000	(147)	Other liabilities	—	—		—
Foreign currency exchange forwards	39,763	1,341	Trading assets	—	—		—
Foreign currency exchange forwards	35,745	(1,212)	Trading liabilities	—	—		—
Purchased options (time deposit)	111,262	3,620	Other assets	—	—		—
Written options (time deposit)	111,262	(3,620)	Other liabilities	—	—		—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate-related instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Six Months Ended June 30, 2013
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$2,799
Interest rate lock commitments (mortgage)	Mortgage banking, net	(12,945)
Forward commitments (mortgage)	Mortgage banking, net	20,460
Foreign currency exchange forwards	Capital market fees, net	(33)
Six Months Ended June 30, 2012
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$174
Interest rate lock commitments (mortgage)	Mortgage banking, net	6,621
Forward commitments (mortgage)	Mortgage banking, net	1,850
Foreign currency exchange forwards	Capital market fees, net	(64)
Covered call options	Interest on investment securities	469

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

Other derivatives

During the second quarter of 2012, the Corporation began entering into covered call options. Under covered call options, the Corporation will sell options to a bank or dealer for the right to purchase certain securities held within the Corporation’s investment securities portfolio. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges, and, accordingly, the changes in fair value of these contracts are recognized in interest income. There were no covered call options outstanding as of June 30, 2013 or December 31, 2012.

NOTE 11: Balance Sheet Offsetting

Interest Rate-Related Instruments (“Interest Agreements”)

The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation mitigates this risk by entering into equal and offsetting interest rate-related instruments with highly rated third party financial institutions. The interest agreements are free-standing derivatives and are recorded at fair value in the Corporation’s consolidated balance sheet. The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all interest agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. See Note 10 for additional information on the Corporation’s derivative and hedging activities.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated balance sheet, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). In addition, the Corporation does not enter into reverse repurchase agreements; therefore, there is no such offsetting to be done with the repurchase agreements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2013 and December 31, 2012. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross	Gross amounts	Net amounts	Gross amounts not offset in the balance sheet
June 30, 2013	amounts recognized	offset in the balance sheet	presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$2,694	$—	$2,694	$(2,690)	$—	$4
Derivative liabilities:
Interest rate-related instruments	$47,897	$—	$47,897	$(2,690)	$(41,241)	$3,966

	Gross	Gross amounts	Net amounts	Gross amounts not offset in the balance sheet
December 31, 2012	amounts recognized	offset in the balance sheet	presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$66	$—	$66	$(66)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$73,067	$—	$73,067	$(66)	$(67,331)	$5,670

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

	June 30, 2013	December 31, 2012
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$5,676,656	$5,526,326
Commercial letters of credit (1)	132,802	85,689
Standby letters of credit (3)	276,110	303,705

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2013 or December 31, 2012.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both June 30, 2013 and December 31, 2012, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. For both June 30, 2013 and December 31, 2012, the Corporation had a reserve for losses on unfunded commitments totaling $22 million included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at June 30, 2013 was $33 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2012. Related to these investments, the Corporation had remaining commitments to fund of $17 million at June 30, 2013 and $18 million at December 31, 2012, respectively.

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

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements. In the second quarter of 2012, the Bank settled with an insurer for a $2.5 million contribution to the settlement amount and partial reimbursement of defense costs of up to $2.1 million.

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

The Bank is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 (“BSA”) compliance. The OCC has issued a written notice to the Bank related to the Bank’s past BSA deficiencies. After the OCC’s review of the Bank’s response, the OCC may impose a civil money penalty related to these deficiencies. The Corporation is currently not able to estimate a reasonable range of losses relating to that possibility.

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the government-sponsored enterprises (“GSEs”). The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Corporation may be obligated to repurchase the loan or reimburse the GSEs for losses incurred (collectively, “make whole requests”). The make whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. As a result of make whole requests, the Corporation has repurchased loans with principal balances of $3 million and $5 million for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively, and paid loss reimbursement claims of $2 million and $4 million during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. Make whole requests and claims had been relatively modest prior to 2012; however, similar to other banks, this activity steadily increased during the second half of 2012 and into the first half of 2013, and therefore, the Corporation had a repurchase reserve for potential claims on loans previously sold of $5 million at June 30, 2013, compared to $3 million at December 31, 2012. Make whole requests during 2012 and the first half of 2013 generally arose from loans sold during the period January 1, 2006 to June 30, 2013, which totaled $16.4 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2013, approximately $7.1 billion of these sold loans remain outstanding. Management will continue to monitor this activity in 2013 and its impact on the reserve. The following summarizes the changes in the mortgage repurchase reserve.

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
	($ in Thousands)
Balance at beginning of period	$3,300	$—
Repurchase provision expense	4,018	7,109
Charge offs	(2,118)	(3,809)

Balance at end of period	$5,200	$3,300

The Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2013, and December 31, 2012, there were approximately $51 million and $79 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances of repurchase for recourse under the limited recourse criteria.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2013 and December 31, 2012, there were $270 million and $321 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (“PMI”) provided by third party insurers. The Corporation entered into reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The Corporation’s reinsurance treaties typically provide that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. During the first half of 2013, the Corporation terminated its reinsurance treaties with all third party PMI mortgage reinsurance carriers. As a result, the Corporation’s estimated liability for reinsurance losses was $0 as of June 30, 2013, compared to $8 million at December 31, 2012.

Regulatory Matters

During the first quarter of 2012, the Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order required the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment and complete independent testing. The Bank has been working cooperatively with the OCC, and management believes it is in compliance with the Consent Order. The OCC has issued a written notice to the Bank related to the Bank’s past BSA deficiencies. After the OCC’s review of the Bank’s response, the OCC may impose a civil money penalty related to these deficiencies. The Corporation is currently not able to estimate a reasonable range of losses relating to that possibility.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2013, and December 31, 2012, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Obligations of state and political subdivisions (municipal securities)	730,233	—	730,233	—
GSE residential mortgage-related securities	3,605,030	—	3,605,030	—
Private label residential mortgage-related securities	3,439	—	3,439	—
GSE commercial mortgage-related securities	431,252	—	431,252	—
Other securities (debt and equity)	83,361	1,890	80,960	511

Total investment securities available for sale	$4,854,319	$2,894	$4,850,914	$511
Derivatives (trading and other assets)	$75,153	$—	$54,840	$20,313
Liabilities:
Derivatives (trading and other liabilities)	$62,857	$—	$57,706	$5,151

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Obligations of state and political subdivisions (municipal securities)	801,188	—	801,188	—
GSE residential mortgage-related securities	3,798,155	—	3,798,155	—
Private label residential mortgage-related securities	6,149	—	6,149	—
GSE commercial mortgage-related securities	228,166	—	228,166	—
Other securities (debt and equity)	92,096	2,841	88,775	480

Total investment securities available for sale	$4,926,758	$3,845	$4,922,433	$480
Derivatives (trading and other assets)	$82,125	$—	$74,331	$7,794
Liabilities:
Derivatives (trading and other liabilities)	$80,110	$—	$79,963	$147

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2012 and the six months ended June 30, 2013, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Investment Securities Available for Sale	Derivative Financial Instruments
Balance December 31, 2011	$856	$(200)
Total net gains included in income:
Mortgage derivative gain	—	7,847
Total net gains included in other comprehensive income:
Unrealized investment securities gains	49	—
Sales of investment securities	(425)	—

Balance December 31, 2012	$480	$7,647

Total net gains included in income:
Mortgage derivative gain	—	7,515
Total net gains included in other comprehensive income:
Unrealized investment securities gains	31	—

Balance June 30, 2013	$511	$15,162

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2013, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Investment securities available for sale – other securities (debt and equity): In valuing the investment securities available for sale classified within Level 3, the Corporation utilized a discounted cash flow model and incorporated its own assumptions about future cash flows and discount rates adjusting for credit and liquidity factors. The Corporation also reviewed the underlying collateral and other relevant data in developing the assumptions for these investment securities. The significant unobservable input used within the discounted cash flow analysis was the discount rate, which was based on the 3 month LIBOR forward curve (the 3 month LIBOR forward ranged from 0.35% to 3.07%) plus the investment security spread, at June 30, 2013.

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to Mortgage Risk Management Committee. At June 30, 2013, the closing ratio was 90%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in discounts of 0% to 50%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 14.4% and 9.6% at June 30, 2013, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	June 30, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$203,576	$—	$203,576	$—
Impaired loans (1)	108,160	—	—	108,160
Mortgage servicing rights	65,485	—	—	65,485

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$261,410	$—	$261,410	$—
Impaired loans (1)	115,741	—	—	115,741
Mortgage servicing rights	45,949	—	—	45,949

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first half of 2013 and the full year 2012, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $16 million for the first half of 2013 and $47 million for the year ended December 31, 2012, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $2 million, $5 million, and $8 million to asset losses, net for the six months ended June 30, 2013 and 2012, and the year ended December 31, 2012, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at June 30, 2013 and December 31, 2012, were as follows.

	June 30, 2013
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$422,779	$422,779	$422,779	$—	$—
Interest-bearing deposits in other financial institutions	121,390	121,390	121,390	—	—
Federal funds sold and securities purchased under agreements to resell	10,800	10,800	10,800	—	—
Investment securities held to maturity	75,946	71,498	—	71,498	—
Investment securities available for sale	4,854,319	4,854,319	2,894	4,850,914	511
FHLB and Federal Reserve Bank stocks	181,008	181,008	—	181,008	—
Loans held for sale	203,576	203,576	—	203,576	—
Loans, net	15,469,381	15,549,427	—	—	15,549,427
Bank owned life insurance	562,806	562,806	—	562,806	—
Accrued interest receivable	70,967	70,967	70,967	—	—
Interest rate-related agreements	48,337	48,337	—	48,337	—
Foreign currency exchange forwards	1,395	1,395	—	1,395	—
Forward commitments to sell residential mortgage loans	20,313	20,313	—	—	20,313
Purchased options (time deposit)	5,108	5,108	—	5,108	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,313,937	$15,313,937	$—	$—	$15,313,937
Brokered CDs and other time deposits	1,818,499	1,818,499	—	1,818,499	—
Short-term funding	2,764,500	2,764,500	—	2,764,500	—
Long-term funding	614,822	632,907	—	632,907	—
Accrued interest payable	9,031	9,031	9,031	—	—
Interest rate-related agreements	51,299	51,299	—	51,299	—
Foreign currency exchange forwards	1,299	1,299	—	1,299	—
Standby letters of credit (1)	4,012	4,012	—	4,012	—
Interest rate lock commitments to originate residential mortgage loans held for sale	5,151	5,151	—	—	5,151
Written options (time deposit)	5,108	5,108	—	5,108	—

	December 31, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$563,304	$563,304	$563,304	$—	$—
Interest-bearing deposits in other financial institutions	147,434	147,434	147,434	—	—
Federal funds sold and securities purchased under agreements to resell	27,135	27,135	27,135	—	—
Investment securities held to maturity	39,877	39,679	—	39,679	—
Investment securities available for sale	4,926,758	4,926,758	3,845	4,922,433	480
FHLB and Federal Reserve Bank stocks	166,774	166,774	—	166,774	—
Loans held for sale	261,410	265,914	—	265,914	—
Loans, net	15,113,613	14,873,851	—	—	14,873,851
Bank owned life insurance	556,556	556,556	—	556,556	—
Accrued interest receivable	68,386	68,386	68,386	—	—
Interest rate-related agreements	69,370	69,370	—	69,370	—
Foreign currency exchange forwards	1,341	1,341	—	1,341	—
Interest rate lock commitments to originate residential mortgage loans held for sale	7,794	7,794	—	—	7,794
Purchased options (time deposit)	3,620	3,620	—	3,620	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$14,941,971	$14,941,971	$—	$—	$14,941,971
Brokered CDs and other time deposits	1,997,894	1,997,894	—	1,997,894	—
Short-term funding	2,326,939	2,326,939	—	2,326,939	—
Long-term funding	1,015,346	1,041,550	—	1,041,550	—
Accrued interest payable	10,208	10,208	10,208	—	—
Interest rate-related agreements	75,131	75,131	—	75,131	—
Foreign currency exchange forwards	1,212	1,212	—	1,212	—
Standby letters of credit (1)	3,811	3,811	—	3,811	—
Forward commitments to sell residential mortgage loans	147	147	—	—	147
Written options (time deposit)	3,620	3,620	—	3,620	—

(1)	The commitment on standby letters of credit was $276 million and $304 million at June 30, 2013 and December 31, 2012, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

FHLB and Federal Reserve Bank stocks—The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).

Loans held for sale—The estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics.

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

NOTE 14: Retirement Plans

The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes. The RAP and a smaller acquired plan that was frozen in December 31, 2004, are collectively referred to below as the “Pension Plan.”

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2013 and 2012, and for the full year 2012 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2013	2012	2013	2012	2012
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,975	$2,612	$5,950	$5,225	$10,287
Interest cost	1,548	1,612	3,095	3,225	6,547
Expected return on plan assets	(4,305)	(3,557)	(8,610)	(7,115)	(14,713)
Amortization of prior service cost	17	18	35	35	72
Amortization of actuarial loss	1,073	640	2,145	1,280	2,708
Settlement Charge	—	—	—	—	408

Total net periodic benefit cost	$1,308	$1,325	$2,615	$2,650	$5,309

Postretirement Plan:
Interest cost	$40	$48	$80	$95	$182
Amortization of prior service cost	—	42	—	85	170

Total net periodic benefit cost	$40	$90	$80	$180	$352

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made a contribution of $10 million to its Pension Plan in the first half of 2013.

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

Risk Management and Shared Services—The Risk Management and Shared Services segment includes Corporate Risk Management, Finance, Treasury, Operations and Technology functions, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

Information about the Corporation’s segments is presented below.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Six Months Ended June 30, 2013
Net interest income	$156,509	$158,749	$2,577	$317,835
Noninterest income	47,207	109,696	9,407	166,310

Total revenue	203,716	268,445	11,984	484,145
Credit provision *	27,005	10,047	(29,052)	8,000
Noninterest expense	91,991	210,569	34,351	336,911
Income before income taxes	84,720	47,829	6,685	139,234
Income tax expense (benefit)	29,652	16,740	(2,434)	43,958
Net income	$55,068	$31,089	$9,119	$95,276
Return on average allocated capital (ROT1CE) **	14.5%	11.5%	2.4%	10.0%
Six Months Ended June 30, 2012
Net interest income	$141,360	$156,784	$10,791	$308,935
Noninterest income	38,909	107,199	8,289	154,397

Total revenue	180,269	263,983	19,080	463,332
Credit provision *	22,352	9,710	(32,062)	—
Noninterest expense	95,325	215,833	24,634	335,792
Income before income taxes	62,592	38,440	26,508	127,540
Income tax expense	21,907	13,454	6,229	41,590
Net income	$40,685	$24,986	$20,279	$85,950
Return on average allocated capital (ROT1CE) **	11.4%	9.0%	6.7%	9.2%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 2Q 2013
Average earning assets	$8,335,894	$7,258,455	$5,222,479	$20,816,828
Average loans	8,325,992	7,258,455	4,305	15,588,752
Average deposits	5,290,239	9,634,922	2,200,456	17,125,617
Average allocated capital (T1CE) **	$765,701	$544,188	$558,807	$1,868,696
Average Balances for YTD 2Q 2012
Average earning assets	$7,147,023	$7,286,684	$4,945,181	$19,378,888
Average loans	7,142,604	7,286,684	27,234	14,456,522
Average deposits	4,232,681	9,523,718	1,269,226	15,025,625
Average allocated capital (T1CE) **	$718,065	$561,000	$533,619	$1,812,684

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended June 30, 2013
Net interest income	$79,329	$79,557	$1,296	$160,182
Noninterest income	24,038	55,502	4,770	84,310

Total revenue	103,367	135,059	6,066	244,492
Credit provision *	14,570	5,103	(15,673)	4,000
Noninterest expense	45,569	108,528	15,899	169,996
Income before income taxes	43,228	21,428	5,840	70,496
Income tax expense (benefit)	15,130	7,500	(22)	22,608
Net income	$28,098	$13,928	$5,862	$47,888
Return on average allocated capital (ROT1CE) **	14.5%	10.3%	3.3%	9.9%
Three Months Ended June 30, 2012
Net interest income	$69,989	$77,250	$7,028	$154,267
Noninterest income	19,268	54,105	2,578	75,951

Total revenue	89,257	131,355	9,606	230,218
Credit provision *	11,427	4,837	(16,264)	—
Noninterest expense	47,507	109,135	9,388	166,030
Income before income taxes	30,323	17,383	16,482	64,188
Income tax expense	10,613	6,084	4,174	20,871
Net income	$19,710	$11,299	$12,308	$43,317
Return on average allocated capital (ROT1CE) **	10.9%	8.1%	8.2%	9.3%

Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 2Q 2013
Average earning assets	$8,513,663	$7,218,796	$5,218,785	$20,951,244
Average loans	8,504,175	7,218,796	4,836	15,727,807
Average deposits	5,206,773	9,671,089	2,227,216	17,105,078
Average allocated capital (T1CE) **	$777,270	$545,021	$558,535	$1,880,826
Average Balances for 2Q 2012
Average earning assets	$7,297,293	$7,276,234	$4,812,519	$19,386,046
Average loans	7,291,508	7,276,234	34,860	14,602,602
Average deposits	4,186,745	9,541,412	1,322,527	15,050,684
Average allocated capital (T1CE) **	$726,256	$560,604	$538,581	$1,825,441

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income at June 30, 2013 and 2012, changes during the six and three month periods then ended, and reclassifications out of accumulated other comprehensive income during the six and three month periods ended June 30, 2013 and 2012, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit plans are a component of personnel expense on the consolidated statements of income.

	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$86,109	$(37,506)	—	$48,603
Other comprehensive loss before reclassifications	(121,760)	—	—	(121,760)
Amounts reclassified from accumulated other comprehensive income (loss)	(334)	2,180	—	1,846
Income tax (expense) benefit	47,138	(842)	—	46,296

Net other comprehensive income (loss) during period	(74,956)	1,338	—	(73,618)

Balance June 30, 2013	$11,153	$(36,168)	$—	$(25,015)

Balance January 1, 2012	$99,761	$(33,173)	$(986)	$65,602
Other comprehensive loss before reclassifications	(609)	—	(14)	(623)
Amounts reclassified from accumulated other comprehensive income (loss)	(603)	1,400	1,458	2,255
Income tax (expense) benefit	472	(546)	(581)	(655)

Net other comprehensive income (loss) during period	(740)	854	863	977

Balance June 30, 2012	$99,021	$(32,319)	$(123)	$66,579

	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2013	$79,828	$(36,837)	—	$42,991
Other comprehensive loss before reclassifications	(111,829)	—	—	(111,829)
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	1,090	—	1,056
Income tax (expense) benefit	43,188	(421)	—	42,767

Net other comprehensive income (loss) during period	(68,675)	669	—	(68,006)

Balance June 30, 2013	$11,153	$(36,168)	—	$(25,015)

Balance April 1, 2012	$98,569	$(32,746)	$(545)	$65,278
Other comprehensive income (loss) before reclassifications	1,305	—	(24)	1,281
Amounts reclassified from accumulated other comprehensive income (loss)	(563)	700	727	864
Income tax expense	(290)	(273)	(281)	(844)

Net other comprehensive income during period	452	427	422	1,301

Balance June 30, 2012	$99,021	$(32,319)	$(123)	$66,579

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Goodwill Impairment Assessment: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one”. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill.

The Corporation conducted its annual impairment testing in May 2013, utilizing the qualitative assessment as permitted by recent accounting pronouncements (see Note 2, “New Accounting Pronouncements Adopted” of the notes to consolidated financial statements for additional information on this new accounting pronouncement). Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the Nasdaq bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2013 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. The annual impairment testing in prior years was based upon a quantitative measurement of the fair value of the reporting units.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at June 30, 2013 (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 11%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 10%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was $2 million at June 30, 2013. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 15 of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During the first half of 2013, certain organization and methodology changes were made and, accordingly, 2012 results have been restated and presented on a comparable basis.

Year to Date Segment Review

The Commercial Banking segment consists of lending and deposit solutions to businesses, governments / municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Commercial Banking segment had net income of $55 million for the first half of 2013, up $14 million compared to $41 million for the comparable period in 2012. The Corporation began providing resources in late 2011 to grow this segment, including investments to expand into new markets (Cincinnati, Indianapolis, and Michigan) and new industry lending segments (power, oil and gas). Primarily as a result of these investments, and lower other real estate owned losses and write-downs during the first half of 2013, segment revenue increased by $24 million to $204 million for the first half of 2013 compared to $180 million for the first half of 2012. The credit provision for loans increased $5 million to $27 million during the first half of 2013 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to the first half of 2012. Total noninterest expense for the first half of 2013 was $92 million, down $3 million from $95 million in the comparable period in 2012 as slightly higher direct costs were more than offset by lower Corporate overhead charges. Average loan balances were $8.3 billion for the first half of 2013, up $1.2 billion from an average balance of $7.1 billion for the first half of 2012, and average deposit balances were $5.3 billion for the first half of 2013, up $1.1 billion from average deposits of $4.2 billion in the first half of 2012, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $48 million to $766 million for the first half of 2013 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the first half of 2012.

The Consumer Banking segment consists of lending and deposit solutions to individuals and small businesses and also provides a variety of investment and fiduciary products and services. The Consumer Banking segment had net income of $31 million in the first half of 2013, up $6 million compared to $25 million in the first half of 2012. Earnings increased as segment revenue grew $4 million to $268 million for the first half of 2013, primarily due to higher mortgage banking income. The credit provision for loans was level at $10 million for the first half of 2013 and 2012. Total noninterest expense decreased $5 million to $211 million for the first half of 2013, as slightly higher direct costs were more than offset by lower allocated occupancy costs, reflecting a reduction in our branch network from branch closures. Average loan balances were level at $7.3 billion for both the first half of 2013 and 2012. Average deposits were $9.6 billion for the first half of 2013, up $111 million from $9.5 billion in the first half of 2012. Average allocated capital decreased $17 million to $544 million for the first half of 2013.

Risk Management and Shared Services had net income of $9 million in the first half of 2013, down $11 million compared to $20 million for the comparable period in 2012. The primary components of the decrease were a $3 million higher credit provision, reflecting the higher provision for loan losses at the consolidated level and a $9 million increase in noninterest expense primarily due to higher unallocated occupancy costs for unused and vacant space as a result of retail branch closures. Average earning asset balances were $5.2 billion for the first half of 2013, up $266 million from an average balance of $5.0 billion during the first half of 2012, reflecting the growth in the Corporation’s investment portfolio.

Comparable Quarter Segment Review

The Commercial Banking segment had net income of $28 million for the second quarter of 2013, up $8 million compared to $20 million for the comparable quarter in 2012. The Corporation began providing resources to grow this segment in late 2011, including investments to expand into new markets (Cincinnati, Indianapolis, and Michigan) and new industry lending segments (power, oil and gas). Primarily as a result of these investments, segment revenue increased by $14 million to $103 million during the second quarter of 2013 compared to $89 million for the second quarter of 2012. The credit provision for loans increased $3 million to $15 million during the second quarter of 2013 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to the second quarter of 2012. Total noninterest expense for the second quarter of 2013 was $46 million, down $2 million from $48 million in the comparable quarter in 2012 as higher direct costs were more than offset by lower Corporate overhead charges. Average loan balances were $8.5 billion for the second quarter of 2013, up $1.2 billion from an average balance of $7.3 billion for the second quarter of 2012, and average deposit balances were $5.2 billion for the second quarter of 2013, up $1 billion from average deposits of $4.2 billion in the second quarter of 2012, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $51 million to $777 million for the second quarter of 2013 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the second quarter of 2012.

The Consumer Banking segment had net income of $14 million in the second quarter of 2013, up $3 million compared to $11 million in the second quarter of 2012. Earnings increased as segment revenue grew $4 million to $135 million for the second quarter of 2013, primarily due to higher mortgage banking income. The credit provision for loans was level for the second quarter of 2013 and 2012 at $5 million. Total noninterest expense was down $1 million as increases in direct expenses were more than offset by a reduction in allocated occupancy costs due to the reduction in our branch network from branch closures Average loan balances were down $57 million to $7.2 billion for the second quarter of 2013 compared to $7.3 billion for the second quarter 2012. Average deposits were $9.7 billion for the second quarter of 2013, up $130 million from $9.5 billion in the second quarter of 2012. Average allocated capital decreased $16 million to $545 million for the second quarter of 2013.

Risk Management and Shared Services had net income of $6 million in the second quarter of 2013, down $6 million compared to $12 million for the comparable quarter in 2012. Primary components of the decrease were $1 million higher credit provision and a $7 million increase in noninterest expense, largely due to higher unallocated occupancy costs for unused and vacant space as a result of retail branch closures. Average deposit balances were $2.2 billion for the second quarter of 2013, up $905 million from an average balance of $1.3 billion during the second quarter of 2012, primarily from funding loan growth. Average allocated capital increased $20 million to $559 million for the second quarter of 2013.

Results of Operations – Summary

The Corporation recorded net income of $95 million for the six months ended June 30, 2013, compared to net income of $86 million for the six months ended June 30, 2012. Net income available to common equity was $93 million for the six months ended June 30, 2013, or net income of $0.55 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the six months ended June 30, 2012, was $83 million, or net income of $0.48 for both basic and diluted earnings per common share. The net interest margin for the six months ended June 30, 2013 was 3.17% compared to 3.31% for the six months ended June 30, 2012.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012
Net income (Quarter)	$47,888	$47,388	$46,628	$46,395	$43,317
Net income (Year-to-date)	95,276	47,388	178,973	132,345	85,950
Net income available to common equity (Quarter)	$46,588	$46,088	$45,328	$45,095	$42,017
Net income available to common equity (Year-to-date)	92,676	46,088	173,773	128,445	83,350
Earnings per common share – basic (Quarter)	$0.28	$0.27	$0.26	$0.26	$0.24
Earnings per common share – basic (Year-to-date)	0.55	0.27	1.00	0.74	0.48
Earnings per common share – diluted (Quarter)	$0.28	$0.27	$0.26	$0.26	$0.24
Earnings per common share – diluted (Year-to-date)	0.55	0.27	1.00	0.74	0.48
Return on average assets (Quarter)	0.82%	0.83%	0.83%	0.84%	0.80%
Return on average assets (Year-to-date)	0.83	0.83	0.81	0.81	0.80
Return on average equity (Quarter)	6.58%	6.60%	6.23%	6.29%	5.98%
Return on average equity (Year-to-date)	6.59	6.60	6.07	6.07	5.95
Return on average common equity (Quarter)	6.54%	6.56%	6.19%	6.25%	5.93%
Return on average common equity (Year-to-date)	6.55	6.56	6.02	6.02	5.90
Return on average Tier 1 common equity (Quarter) (1)	9.94%	10.07%	9.61%	9.69%	9.26%
Return on average Tier 1 common equity (Year-to-date) (1)	10.00	10.07	9.45	9.39	9.25
Efficiency ratio (Quarter) (2)	69.54%	69.74%	73.71%	72.81%	72.30%
Efficiency ratio (Year-to-date)(2)	69.64	69.74	72.92	72.65	72.57
Efficiency ratio, fully taxable equivalent (Quarter)(2)	67.73%	68.10%	71.65%	69.79%	68.77%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	67.91	68.10	69.99	69.43	69.25
Net interest margin (Quarter)	3.16%	3.17%	3.32%	3.26%	3.30%
Net interest margin (Year-to-date)	3.17	3.17	3.30	3.29	3.31

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012	2nd Qtr 2012
Efficiency ratio (Quarter) (a)	69.54%	69.74%	73.71%	72.81%	72.30%
Taxable equivalent adjustment (Quarter)	(1.39)	(1.46)	(1.57)	(1.61)	(1.62)
Asset gains (losses), net (Quarter)	(0.01)	0.24	(0.06)	(0.98)	(1.47)
Other intangible amortization (Quarter)	(0.41)	(0.42)	(0.43)	(0.43)	(0.44)
Efficiency ratio, fully taxable equivalent (Quarter) (b)	67.73%	68.10%	71.65%	69.79%	68.77%
Efficiency ratio (Year-to-date)(a)	69.64%	69.74%	72.92%	72.65%	72.57%
Taxable equivalent adjustment (Year-to-date)	(1.43)	(1.46)	(1.60)	(1.62)	(1.62)
Asset gains (losses), net (Year-to-date)	0.12	0.24	(0.90)	(1.16)	(1.26)
Other intangible amortization (Year-to-date)	(0.42)	(0.42)	(0.43)	(0.44)	(0.44)
Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	67.91%	68.10%	69.99%	69.43%	69.25%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense, excluding other intangible amortization, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset gains / losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the six months ended June 30, 2013, was $328 million, an increase of $8 million (3%) versus the first six months of 2012. The increase in taxable equivalent net interest income was attributable to favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $29 million), partially offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $21 million).

The net interest margin for the first half of 2013 was 3.17%, 14 bp lower than 3.31% for the same period in 2012. This comparable period decrease was comprised of a 9 bp decrease in interest rate spread (34 bp decrease in yield on earning assets offset by a decrease in the cost of interest-bearing liabilities of 25 bp) and a 5 bp lower contribution from net free funds.

The Federal Reserve left interest rates unchanged during 2012 and the first six months of 2013. For the remainder of 2013, the Corporation anticipates continued compression on the net interest margin.

The yield on earning assets was 3.49% for the first half of 2013, 34 bp lower than the comparable period last year. Loan yields were down 34 bp, (to 3.80%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 33 bp (to 2.58%), and was also impacted by the low interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.43% for the first half of 2013 was 25 bp lower than the same period in 2012. Rates on interest-bearing deposits were down 15 bp (to 0.25%, reflecting the low rate environment and a reduction of higher cost deposit products). The cost of short and long-term funding decreased 33 bp (to 1.21%), with the cost of long-term funding down 38 bp (due to the early redemption of higher costing junior subordinated debentures during 2012) while the cost of short-term funding decreased 14 bp.

Average earning assets were $20.8 billion for the first half of 2013, an increase of $1.4 billion (7%) from the comparable period last year. On average, loan balances increased $1.1 billion, including increases in commercial loans (up $1.2 billion) and residential mortgage loans (up $386 million), while retail loans decreased (down $473 million). Average investment securities and other short-term investments increased $306 million.

Average interest-bearing liabilities of $15.9 billion for the first half of 2013 increased $933 million from the first half of 2012. On average, interest-bearing deposits grew $1.6 billion (primarily attributable to a $1.2 billion increase in money market accounts and a $714 million increase in interest-bearing demand deposits, partially offset by a $432 million decrease in time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $499 million. Average short and long-term funding decreased $667 million between the comparable six month periods, attributable to a $496 million decrease in securities sold under agreements to repurchase (“customer funding”) (driven by pricing strategies to shift funds away from customer funding and into more traditional deposit products) and a $213 million decrease in junior subordinated debentures.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,738,404	$104,325	3.66%	$4,922,827	$97,569	3.98%
Commercial real estate lending	3,657,667	71,668	3.95	3,253,668	69,345	4.28

Total commercial	9,396,071	175,993	3.77	8,176,495	166,914	4.10
Residential mortgage	3,642,207	60,595	3.33	3,256,480	61,230	3.76
Retail	2,550,474	57,672	4.55	3,023,547	69,979	4.65

Total loans	15,588,752	294,260	3.80	14,456,522	298,123	4.14
Investment securities	4,904,764	65,058	2.65	4,507,200	69,083	3.07
Other short-term investments	323,312	2,480	1.54	415,166	2,509	1.21

Investments and other (1)	5,228,076	67,538	2.58	4,922,366	71,592	2.91

Total earning assets	20,816,828	361,798	3.49	19,378,888	369,715	3.83
Other assets, net	2,356,375			2,292,982

Total assets	$23,173,203			$21,671,870

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,175,053	$444	0.08%	$1,069,499	$396	0.07%
Interest-bearing demand deposits	2,823,969	2,369	0.17	2,109,947	1,861	0.18
Money market deposits	6,987,134	6,854	0.20	5,774,305	7,302	0.25
Time deposits	1,950,631	6,643	0.69	2,382,435	13,030	1.10

Total interest-bearing deposits	12,936,787	16,310	0.25	11,336,186	22,589	0.40
Federal funds purchased and securities sold under agreements to repurchase	728,238	743	0.21	1,228,842	1,379	0.23
Other short-term funding	1,326,792	857	0.13	1,181,692	2,253	0.38
Long-term funding	862,627	15,967	3.71	1,174,489	24,002	4.09

Total short and long-term funding	2,917,657	17,567	1.21	3,585,023	27,634	1.54

Total interest-bearing liabilities	15,854,444	33,877	0.43	14,921,209	50,223	0.68

Noninterest-bearing demand deposits	4,188,830			3,689,439
Other liabilities	212,662			158,468
Stockholders’ equity	2,917,267			2,902,754

Total liabilities and equity	$23,173,203			$21,671,870

Interest rate spread			3.06%			3.15%
Net free funds			0.11			0.16

Net interest income, taxable equivalent, and net interest margin		$327,921	3.17%		$319,492	3.31%

Taxable equivalent adjustment		10,086			10,557

Net interest income		$317,835			$308,935

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,860,416	$53,613	3.67%	$5,016,701	$48,584	3.89%
Commercial real estate lending	3,722,108	35,804	3.86	3,320,186	34,843	4.22

Total commercial	9,582,524	89,417	3.74	8,336,887	83,427	4.02
Residential mortgage	3,661,742	30,113	3.29	3,273,873	30,266	3.70
Retail	2,483,541	28,291	4.56	2,991,842	34,468	4.63

Total loans	15,727,807	147,821	3.77	14,602,602	148,161	4.07
Investment securities	4,917,671	32,303	2.63	4,402,800	34,416	3.13
Other short-term investments	305,766	1,232	1.61	380,644	1,262	1.33

Investments and other (1)	5,223,437	33,535	2.57	4,783,444	35,678	2.98

Total earning assets	20,951,244	181,356	3.47	19,386,046	183,839	3.80
Other assets, net	2,354,976			2,298,554

Total assets	$23,306,220			$21,684,600

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,207,959	$236	0.08%	$1,109,609	211	0.08%
Interest-bearing demand deposits	2,867,524	1,190	0.17	2,105,440	917	0.18
Money market deposits	6,930,554	3,239	0.19	5,860,043	3,744	0.26
Time deposits	1,907,337	3,104	0.65	2,280,568	5,681	1.00

Total interest-bearing deposits	12,913,374	7,769	0.24	11,355,660	10,553	0.37
Federal funds purchased and securities sold under agreements to repurchase	677,489	333	0.20	1,114,964	612	0.22
Other short-term funding	1,631,644	525	0.13	1,279,319	1,197	0.38
Long-term funding	765,514	7,551	3.95	1,172,063	11,956	4.08

Total short and long-term funding	3,074,647	8,409	1.09	3,566,346	13,765	1.55

Total interest-bearing liabilities	15,988,021	16,178	0.41	14,922,006	24,318	0.65
Noninterest-bearing demand deposits	4,191,704			3,695,024
Other liabilities	205,501			152,248
Stockholders’ equity	2,920,994			2,915,322

Total liabilities and equity	$23,306,220			$21,684,600

Interest rate spread			3.06%			3.15%
Net free funds			0.10			0.15

Net interest income, taxable equivalent, and net interest margin		$165,178	3.16%		$159,521	3.30%

Taxable equivalent adjustment		4,996			5,254

Net interest income		$160,182			$154,267

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses for the first half of 2013 was $8 million, compared to $0 for the first half of 2012 and $3 million for the full year of 2012. Net charge offs were $28 million for the first half of 2013, compared to $45 million for the first half of 2012 and $84 million for the full year of 2012. Annualized net charge offs as a percent of average loans for the first half of 2013 were 0.36%, compared to 0.63% for the first half of 2012 and 0.57% for the full year of 2012. At June 30, 2013, the allowance for loan losses was $277 million, down from $333 million at June 30, 2012 and $297 million at December 31, 2012. The ratio of the allowance for loan losses to total loans at June 30, 2013, was 1.76%, compared to 2.26% at June 30, 2012 and 1.93% at December 31, 2012. Nonaccrual loans at June 30, 2013 were $217 million, compared to $318 million at June 30, 2012, and $253 million at December 31, 2012. See Tables 7 and 8.

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

Noninterest Income

Noninterest income for the first half of 2013 was $166 million, up $12 million (8%) from the first half of 2012. For the remainder of 2013, the Corporation expects modest improvement in core fee-based revenues and lower mortgage banking revenues.

TABLE 3

Noninterest Income

($ in Thousands)

	2nd Qtr. 2013	2nd Qtr. 2012	Dollar Change	Percent Change	YTD 2013	YTD 2012	Dollar Change	Percent Change
Trust service fees	$11,405	$10,125	$1,280	12.6%	$22,315	$19,912	$2,403	12.1%
Service charges on deposit accounts	17,443	16,768	675	4.0	34,272	34,810	(538)	(1.5)
Card-based and other nondeposit fees	12,591	12,084	507	4.2	24,541	22,963	1,578	6.9
Insurance commissions	9,631	12,912	(3,281)	(25.4)	21,394	24,502	(3,108)	(12.7)
Brokerage and annuity commissions	3,688	4,206	(518)	(12.3)	7,204	8,333	(1,129)	(13.5)

Core fee-based revenue	54,758	56,095	(1,337)	(2.4)	109,726	110,520	(794)	(0.7)
Mortgage banking income	15,399	26,500	(11,101)	(41.9)	32,937	48,200	(15,263)	(31.7)
Mortgage servicing rights expense	(3,864)	9,765	(13,629)	N/M	(4,091)	13,811	(17,902)	N/M

Mortgage banking, net	19,263	16,735	2,528	15.1	37,028	34,389	2,639	7.7
Capital market fees, net	5,074	2,673	2,401	89.8	7,657	6,389	1,268	19.8
Bank owned life insurance (“BOLI”) income	3,281	3,164	117	3.7	6,251	7,456	(1,205)	(16.2)
Other	1,944	1,705	239	14.0	4,522	3,618	904	25.0

Subtotal	84,320	80,372	3,948	4.9	165,184	162,372	2,812	1.7
Asset gains (losses), net	(44)	(4,984)	4,940	(99.1)	792	(8,578)	9,370	(109.2)
Investment securities gains, net	34	563	(529)	(94.0)	334	603	(269)	(44.6)

Total noninterest income	$84,310	$75,951	$8,359	11.0%	$166,310	$154,397	$11,913	7.7%

N/M – Not meaningful.

Trust service fees were $22 million for the first half of 2013, up $2 million (12%) from the comparable period in 2012. The market value of assets under management at June 30, 2013 and 2012 was $6.9 billion and $5.9 billion, respectively.

Service charges on deposit accounts were $34 million for the first half of 2013, down slightly, $1 million (2%) from the first half of 2012. The decrease was primarily attributable to lower nonsufficient funds / overdraft fees.

Card-based and other nondeposit fees were $25 million for the first half of 2013, up $2 million (7%) from the first half of 2012, primarily attributable to higher commercial loan service charges due to year over year growth in commercial loan balances. Insurance commissions were $21 million, down $3 million (13%) from the first half of 2012, due to a $3 million reserve established in 2013 related to third party insurance products sold in prior years. Brokerage and annuity commissions were down $1 million (14%) for the comparable six month periods of 2013 and 2012, attributable to lower fixed and variable annuity commissions.

Net mortgage banking income was $37 million for the first half of 2013 and $34 million for the first half of 2012. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $33 million for the first half of 2013, a decrease of $15 million compared to the first half of 2012. This decrease was primarily attributable to lower gains on sales and related income (down $12 million) and a $4 million decrease due to the recognition of a repurchase reserve provision for losses related to repurchases and loss reimbursements on previously sold mortgage loans in the first half of 2013 versus none in the first half of 2012 (see Note 12, “Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities” of the notes to consolidated financial statements for additional information concerning this repurchase reserve). Secondary mortgage production was $1.5 billion for the first half of 2013, compared to $1.3 billion for the first half of 2012.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $18 million lower than the comparable six month period in 2012, with a $15 million favorable change to the valuation reserve (comprised of a $13 million recovery to the valuation reserve for the first half of 2013 compared to a $2 million addition to the valuation reserve for the first half of 2012) and a $3 million reduction in amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve and higher amortization. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve and lower amortization. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At June 30, 2013, the mortgage servicing rights asset, net of its valuation allowance, was $61 million, representing 79 bp of the $7.8 billion servicing portfolio, compared to a net mortgage servicing rights asset of $47 million, representing 63 bp of the $7.5 billion servicing portfolio at June 30, 2012. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7 “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Capital market fees, net (which include fee income from foreign currency and interest rate risk related services provided to our customers) were $8 million for the first half of 2013, compared to $6 million for the first half of 2012 reflecting a $3 million favorable change in the credit risk of interest-rate related derivative instruments, partially offset by a $1 million decline in fees due to lower commercial lending volumes and related lower customer demand for interest rate swaps. Bank owned life insurance income was $6 million, down $1 million from the first half of 2012, primarily due to death benefits received during the first half of 2012, as well as the lower interest rates on the underlying assets of the BOLI investment. Other income was $5 million, an increase of $1 million versus the first half of 2012, primarily due to an increase in limited partnership income. Net asset gains of $1 million for the first half of 2013 were primarily attributable to the sale of miscellaneous assets, partially offset by losses on sales and other write-downs of other real estate owned. Net asset losses of $9 million for the first half of 2012 were primarily attributable to a $6 million write-down on software placed into production during the second quarter of 2012, $6 million of losses on sales and other write-downs on other real estate owned, and a $3 million impairment charge on certain limited partnership investments, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois.

Noninterest Expense

Noninterest expense was $337 million for the first half of 2013, up $1 million (less than 1%) from the comparable period in 2012. Personnel expense was up $9 million (5%), while nonpersonnel noninterest expenses were down $8 million (6%) on a combined basis. For the remainder of 2013, the Corporation expects flat year over year noninterest expense with reduced regulatory costs offset by continued investments in the franchise.

TABLE 4

Noninterest Expense

($ in Thousands)

	2nd Qtr. 2013	2nd Qtr. 2012	Dollar Change	Percent Change	YTD 2013	YTD 2012	Dollar Change	Percent Change
Personnel expense	$99,791	$93,819	$5,972	6.4%	$197,698	$188,100	$9,598	5.1%
Occupancy	14,305	14,008	297	2.1	29,967	29,187	780	2.7
Equipment	6,462	5,719	743	13.0	12,629	11,187	1,442	12.9
Data processing	12,651	11,304	1,347	11.9	24,159	20,820	3,339	16.0
Business development and advertising	5,028	5,468	(440)	(8.0)	9,565	10,849	(1,284)	(11.8)
Other intangible asset amortization	1,011	1,049	(38)	(3.6)	2,022	2,098	(76)	(3.6)
Loan expense	3,044	2,948	96	3.3	6,328	5,858	470	8.0
Legal and professional fees	5,483	5,657	(174)	(3.1)	10,828	15,372	(4,544)	(29.6)
Losses other than loans	1,799	2,060	(261)	(12.7)	1,483	5,610	(4,127)	(73.6)
Foreclosure / OREO expense	2,302	4,343	(2,041)	(47.0)	4,724	7,705	(2,981)	(38.7)
FDIC expense	4,395	4,778	(383)	(8.0)	9,827	9,648	179	1.9
Other	13,725	14,877	(1,152)	(7.7)	27,681	29,358	(1,677)	(5.7)

Total noninterest expense	$169,996	$166,030	$3,966	2.4%	$336,911	$335,792	$1,119	0.3%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $198 million for the first half of 2013, up $9 million (5%) versus the first half of 2012. Average full-time equivalent employees were 4,816 for the first six months of 2013, down 4% from 4,998 for the comparable six month period of 2012. Salary-related expenses increased $11 million (8%). This increase was primarily the result of higher compensation (up $5 million or 4%) and higher performance based incentives (up $4 million or 10%). Fringe benefit expenses were down $2 million (5%) versus the first half of 2012, primarily due to a decrease in health insurance costs.

Nonpersonnel noninterest expenses on a combined basis were $139 million, down $8 million (6%) compared to the first half of 2012. Occupancy, equipment and data processing were up $6 million (9%), due to strategic investments in our branch network, systems and infrastructure. Legal and professional fees for the first half of 2013 were $11 million, down $5 million (30%) from the comparable six month period in 2012 due to a decrease in consultant costs related to certain BSA compliance issues. Losses other than loans decreased $4 million from the first half of 2012 primarily due to a $4 million decrease in the provision for losses on unfunded commitments and a $2 million decrease in the provision for reinsurance losses, as well as the receipt of a $2.5 million settlement in 2012 with the Corporation’s insurance carrier towards the Overdraft litigation. Foreclosure / OREO expenses of $5 million decreased $3 million, primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. All remaining noninterest expense categories on a combined basis were down $2 million (4%) compared to the first half of 2012.

Income Taxes

For the first half of 2013, the Corporation recognized income tax expense of $44 million, compared to income tax expense of $42 million for the first half of 2012. The effective tax rate was 31.57% for the first half of 2013, compared to an effective tax rate of 32.61% for the first half of 2012.

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

Balance Sheet

At June 30, 2013, total assets were $23.6 billion, up $129 million from December 31, 2012. Loans of $15.7 billion at June 30, 2013 were up $336 million from December 31, 2012, with increases in commercial loans of $446 million and residential mortgage loans of $155 million, partially offset by a decrease of $233 million in home equity loans. See section “Credit Risk” for a detailed discussion of the changes in the loan portfolio and the related credit risk management for each loan type. Investment securities were $4.9 billion at June 30, 2013 down $36 million from year-end 2012.

At June 30, 2013, total deposits of $17.1 billion were up $193 million from December 31, 2012. Since December 31, 2012, money market deposits increased $522 million and interest- bearing demand deposits increased $248 million, while other time deposits were down $212 million. Noninterest-bearing demand deposits decreased $500 million to $4.3 billion and represented 25% of total deposits, down from 28% of total deposits at December 31, 2012. Short and long-term funding of $3.4 billion was up $37 million since year-end 2012, with an increase of $438 million in short-term funding offset by a decrease of $401 million in long-term funding.

Since June 30, 2012, loans increased $1.0 billion, with commercial loans up $1.1 billion and residential mortgage loans up $453 million, offset by a $443 million decline in home equity loans. Since June 30, 2012, deposits increased $2.0 billion, attributable to a $1.2 billion increase in money market deposits, a $724 million increase in interest bearing demand deposits, and a $385 million increase in noninterest-bearing demand deposits, partially offset by a $414 million decrease in other time deposits. Given the increase in deposit balances, short and long-term funding declined $425 million, including a $722 million decrease in customer funding and the repayment of $186 million of junior subordinated debentures, partially offset by a net increase of $250 million in FHLB advances and the issuance of $155 million of senior notes.

TABLE 5

Period End Loan Composition

($ in Thousands)

	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial and industrial	$4,752,838	30%	$4,651,143	30%	$4,502,021	29%	$4,265,356	29%	$4,076,370	28%
Commercial real estate—owner occupied	1,174,866	8	1,199,513	8	1,219,747	8	1,197,517	8	1,116,815	8
Lease financing	55,084	—	57,908	—	64,196	1	60,818	—	62,750	—

Commercial and business lending	5,982,788	38	5,908,564	38	5,785,964	38	5,523,691	37	5,255,935	36
Commercial real estate—investor	3,010,992	19	2,900,167	18	2,906,759	19	2,787,158	19	2,810,521	19
Real estate construction	800,569	5	729,145	5	655,381	4	611,186	4	612,556	4

Commercial real estate lending	3,811,561	24	3,629,312	23	3,562,140	23	3,398,344	23	3,423,077	23

Total commercial	9,794,349	62	9,537,876	61	9,348,104	61	8,922,035	60	8,679,012	59
Home equity revolving lines of credit	888,162	6	904,187	6	936,065	6	988,800	7	1,009,634	7
Home equity loans first liens	863,779	5	940,017	6	1,013,757	6	1,079,075	7	1,116,093	8
Home equity loans junior liens	234,292	2	254,203	2	269,672	2	289,025	2	303,867	2

Home equity	1,986,233	13	2,098,407	14	2,219,494	14	2,356,900	16	2,429,594	17
Installment	434,029	3	447,445	3	466,727	3	482,451	3	510,831	3
Residential mortgage	3,531,988	22	3,467,834	22	3,376,697	22	3,204,828	21	3,079,465	21

Total consumer	5,952,250	38	6,013,686	39	6,062,918	39	6,044,179	40	6,019,890	41

Total loans	$15,746,599	100%	$15,551,562	100%	$15,411,022	100%	$14,966,214	100%	$14,698,902	100%

Farmland	$14,867	1%	$15,761	1%	$17,730	1%	$18,471	1%	$23,814	1%
Multi-family	965,373	32	905,268	31	905,372	31	827,096	30	802,212	28
Non-owner occupied	2,030,752	67	1,979,138	68	1,983,657	68	1,941,591	69	1,984,495	71

Commercial real estate—investor	$3,010,992	100%	$2,900,167	100%	$2,906,759	100%	$2,787,158	100%	$2,810,521	100%

1-4 family construction	$238,336	30%	$209,290	29%	$176,874	27%	$139,431	23%	$138,160	23%
All other construction	562,233	70	519,855	71	478,507	73	471,755	77	474,396	77

Real estate construction	$800,569	100%	$729,145	100%	$655,381	100%	$611,186	100%	$612,556	100%

Credit Risk

Total loans were $15.7 billion at June 30, 2013, an increase of $336 million or 2% from December 31, 2012. Commercial and business loans were $6.0 billion, up $197 million (3%) to represent 38% of total loans at June 30, 2013. Commercial real estate totaled $3.8 billion at June 30, 2013 and represented 24% of total loans, an increase of $249 million (7%) from December 31, 2012. Consumer loans were $6.0 billion, down $110 million (2%) from December 31, 2012, and represented 38% of total loans at June 30, 2013.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2012 and the first half of 2013. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $6.0 billion at June 30, 2013, up $197 million (3%) since year-end 2012. The commercial and business lending classification primarily includes commercial loans to middle market companies and small businesses. At June 30, 2013, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 8% of total loans and 20% of the total commercial and business loan portfolio. The next two largest industry groups within the commercial and business loan category included the finance and insurance sector, which represented 4% of total loans and 11% of the total commercial and business lending portfolio and the wholesale trade sector, which represented 4% of total loans and 10% of the total commercial and business loan portfolio at June 30, 2013. The remaining portfolio is spread over a diverse range of industries. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $3.8 billion at June 30, 2013, up $249 million (7%) from December 31, 2012. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $3.0 billion at June 30, 2013, an increase of $104 million (4%) from December 31, 2012. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multifamily projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multifamily projects. Credit risk is managed in a similar manner to commercial and industrial loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were $801 million, an increase of $145 million (22%) compared to December 31, 2012. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Consumer loans totaled $6.0 billion at June 30, 2013, down $110 million (2%) compared to December 31, 2012. Loans in this classification include residential mortgage, home equity and installment loans. Residential mortgage loans totaled $3.5 billion at June 30, 2013, up $155 million (5%) from December 31, 2012. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The Corporation also retains a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At June 30, 2013, the residential mortgage portfolio was comprised of $1.3 billion of fixed-rate residential real estate mortgages and $2.2 billion of adjustable-rate residential real estate mortgages.

Home equity totaled $2.0 billion at June 30, 2013 down $233 million (11%) compared to December 31, 2012, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Loans and lines in a junior position at June 30, 2013 included approximately 36% for which the Corporation also owned or serviced the related first lien loan and approximately 64% where the Corporation did not service the related first lien loan.

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

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 760. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required. As of June 30, 2013, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Home equity lines are variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at June 30, 2013, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

Home Equity Lines of Credit - Revolving Period End Dates	$ in Thousands
Less than 1 year	$5,134
1 - 3 years	4,114
3 - 5 years	6,940
5 - 10 years	145,698
Over 10 years	726,276

Total home equity revolving lines of credit	$888,162

Installment loans totaled $434 million at June 30, 2013 down $32 million (7%) compared to December 31, 2012, and consist of educational loans, as well as short-term and other personal installment loans. The Corporation had $351 million and $374 million of education loans at June 30, 2013 and December 31, 2012, respectively, the majority of which are government guaranteed. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans consist of a combination of both borrower FICO and the LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2013, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Noninterest-bearing demand	$4,259,776	25%	$4,453,109	26%	$4,759,556	28%	$4,320,437	26%	$3,874,429	26%
Savings	1,211,567	7	1,197,134	7	1,109,861	7	1,115,783	7	1,117,593	7
Interest-bearing demand	2,802,277	17	2,966,934	17	2,554,479	15	2,230,740	14	2,078,037	14
Money market	7,040,317	41	6,836,678	39	6,518,075	38	6,682,640	41	5,822,449	39
Brokered CDs	59,206	—	49,919	—	26,270	—	33,612	—	41,104	—
Other time	1,759,293	10	1,917,520	11	1,971,624	12	2,067,380	12	2,173,259	14

Total deposits	$17,132,436	100%	$17,421,294	100%	$16,939,865	100%	$16,450,592	100%	$15,106,871	100%
Customer repo sweeps	489,700		617,038		564,038		600,225		592,203
Customer repo term	—		4,882		115,032		448,782		619,897

Total customer funding	489,700		621,920		679,070		1,049,007		1,212,100

Total deposits and customer funding	$17,622,136		$18,043,214		$17,618,935		$17,499,599		$16,318,971

Network transaction deposits included above in interest-bearing demand and money market	$2,135,306		$2,054,714		$1,684,745		$1,740,434		$1,234,010
Total network transaction deposits and Brokered CDs	2,194,512		2,104,633		1,711,015		1,774,046		1,275,114
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,427,624		$15,938,581		$15,907,920		$15,725,553		$15,043,857

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

The methodology used for the allocation of the allowance for loan losses at June 30, 2013 and December 31, 2012 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

At June 30, 2013, the allowance for loan losses was $277 million compared to $333 million at June 30, 2012, and $297 million at December 31, 2012. At June 30, 2013, the allowance for loan losses to total loans was 1.76% and covered 127% of nonaccrual loans, compared to 2.26% and 105%, respectively, at June 30, 2012, and 1.93% and 118%, respectively, at December 31, 2012. The provision for loan losses for the first half of 2013 was $8 million, compared to $0 for the first half of 2012, and $3 million for the full year 2012. Net charge offs were $28 million for the first half of 2013, $45 million for the comparable period ended June 30, 2012, and $84 million for the full year 2012. The ratio of net charge offs to average loans on an annualized basis was 0.36%, 0.63%, and 0.57% for the six months ended June 30, 2013, and 2012, and the full year 2012, respectively. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Credit quality continued to improve during the first half of 2013. Nonaccrual loans declined to $217 million (representing 1.38% of total loans), down 32% from June 30, 2012 and down 14% from December 31, 2012, due to portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Loans past due 30-89 days totaled $59 million at June 30, 2013, an increase of 24% from June 30, 2012 and a decrease of 7% from December 31, 2012, while potential problem loans declined to $310 million, a reduction from both the first half of 2012 and year-end 2012. For the remainder of 2013, the Corporation expects modest improvement in credit trends and the provision for loan losses to increase based on quarterly loan growth.

Management believes the level of allowance for loan losses to be appropriate at June 30, 2013 and December 31, 2012.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships do not inherently create more risk, but can create wider fluctuations in net charge offs and credit quality. As an integral part of their examination process, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.

TABLE 7

Allowance for Loan Losses

($ in Thousands)

	At and For the Six Months Ended June 30,							At and For the Year Ended December 31,
	2013			2012				2012
Allowance for Loan Losses:
Balance at beginning of period	$		297,409	$		378,151		$		378,151
Provision for loan losses			8,000		—				3,000
Charge offs			(49,032)		(61,599)				(117,046)
Recoveries			20,841		16,106				33,304

Net charge offs			(28,191)		(45,493)				(83,742)

Balance at end of period	$		277,218	$		332,658		$		297,409

Net loan charge offs:			(A )			(A	)			(A	)
Commercial and industrial		$2,173	10		$18,416	98			$24,877	63
Commercial real estate—owner occupied		3,092	53		1,579	29			3,627	33
Lease financing		4	1		(1,836)	N/M			(1,102)	N/M

Commercial and business lending		5,269	19		18,159	74			27,402	53
Commercial real estate—investor		3,162	22		7,531	56			9,204	33
Real estate construction		1,297	36		788	28			1,459	25

Commercial real estate lending		4,459	25		8,319	51			10,663	32

Total commercial		9,728	21		26,478	65			38,065	45
Home equity revolving lines of credit		6,127	136		8,241	160			16,011	159
Home equity loans 1st liens		1,719	37		1,584	28			3,700	34
Home equity loans junior liens		3,991	319		4,409	275			10,516	344

Home equity		11,837	114		14,234	115			30,227	125
Installment		243	11		472	18			1,823	36
Residential mortgage		6,383	35		4,309	27			13,627	41

Total consumer		18,463	60		19,015	61			45,677	73

Total net charge offs		$28,191	36		$45,493	63			$83,742	57

CRE & Construction Net Charge Off Detail:			(A )			(A	)			(A	)
Farmland		$366	N/M		$53	42			$(47)	(21)
Multi-family		409	9		(51)	(1)			103	1
Non-owner occupied		2,387	24		7,529	80			9,148	47

Commercial real estate—investor		$3,162	22		$7,531	56			$9,204	33

1-4 family construction		$(208)	(20)		$(716)	(121)			$(1,541)	N/M
All other construction		1,505	58		1,504	68			3,000	66

Real estate construction		$1,297	36		$788	28			$1,459	25

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M - Not meaningful.

Ratios:
Allowance for loan losses to total loans		1.76%			2.26%				1.93%
Allowance for loan losses to net charge offs (annualized)		4.9x			3.6x				3.6x

TABLE 7 (continued)

Allowance for Loan Losses

($ in Thousands)

	June 30,			March 31,				December 31,			September 30,			June 30,
Quarterly Trends:	2013			2013				2012			2012			2012
Allowance for Loan Losses:
Balance at beginning of period	$		286,923	$		297,409		$		315,150	$		332,658	$		356,298
Provision for loan losses		4,000			4,000				3,000			—			—
Charge offs		(21,904)			(27,128)				(30,417)			(25,030)			(30,340)
Recoveries		8,199			12,642				9,676			7,522			6,700

Net charge offs		(13,705)			(14,486)				(20,741)			(17,508)			(23,640)

Balance at end of period	$		277,218	$		286,923		$		297,409	$		315,150	$		332,658

Net loan charge offs:			(A )			(A	)			(A )			(A )			(A	)
Commercial and industrial		$1,477	13		$696	6			$2,630	25		$3,831	37		$14,544	151
Commercial real estate—owner occupied		1,574	54		1,518	51			2,056	69		(8)	(0)		1,164	43
Lease financing		16	12		(12)	(8)			754	480		(20)	(13)		—	—

Commercial and business lending		3,067	21		2,202	16			5,440	40		3,803	29		15,708	126
Commercial real estate—investor		2,999	41		163	2			(232)	(3)		1,905	27		177	3
Real estate construction		(95)	(5)		1,392	82			858	54		(187)	(12)		558	40

Commercial real estate lending		2,904	31		1,555	18			626	7		1,718	20		735	9

Total commercial		5,971	25		3,757	17			6,066	27		5,521	25		16,443	79
Home equity revolving lines of credit		2,512	112		3,615	159			3,590	148		4,180	167		2,637	104
Home equity loans first liens		954	42		765	32			1,060	40		1,056	38		778	28
Home equity loans junior liens		2,034	336		1,957	303			3,421	486		2,686	361		1,869	240

Home equity		5,500	108		6,337	119			8,071	140		7,922	132		5,284	86
Installment		66	6		177	16			1,027	86		324	26		371	28
Residential mortgage		2,168	24		4,215	47			5,577	64		3,741	45		1,542	19

Total consumer		7,734	50		10,729	70			14,675	93		11,987	77		7,197	46

Total net charge offs		$13,705	35		$14,486	38			$20,741	55		$17,508	47		$23,640	65

CRE & Construction Net Charge Off Detail:			(A )			(A	)			(A )			(A )			(A	)
Farmland		$(32)	(84)		398	N/M			—	—		(100)	(195)		—	—
Multi-family		942	40		(533)	(24)			99	5		55	3		15	1
Non-owner occupied		2,089	42		298	6			(331)	(7)		1,950	39		162	3

Commercial real estate—investor		$2,999	41		163	2			(232)	(3)		1,905	27		177	3

1-4 family construction		$(349)	(62)		141	29			(295)	(73)		(530)	(145)		(111)	(35)
All other construction		254	19		1,251	103			1,153	98		343	30		669	62

Real estate construction		$(95)	(5)		1,392	82			858	54		(187)	(12)		558	40

(A)	– Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M – Not meaningful.

TABLE 8

Nonperforming Assets

($ in Thousands)

	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
Nonperforming assets:
Nonaccrual loans:
Commercial	$136,576		$137,548		$152,456		$177,988		$212,997
Residential mortgage	51,250		52,181		59,359		58,824		60,292
Retail	29,667		35,707		41,053		41,360		44,583

Total nonaccrual loans (NALs)	217,493		225,436		252,868		278,172		317,872
Other real estate owned (OREO)	27,407		35,156		34,900		36,053		40,029

Total nonperforming assets (NPAs)	$244,900		$260,592		$287,768		$314,225		$357,901

Accruing loans past due 90 days or more:
Commercial	$770		$4,595		$1,036		$1,667		$4,563
Residential mortgage	—		144		144		—		—
Retail	778		951		1,109		667		661

Total accruing loans past due 90 days or more	$1,548		$5,690		$2,289		$2,334		$5,224

Restructured loans (accruing):
Commercial	$87,970		$88,932		$88,182		$103,531		$90,677
Residential mortgage	20,593		20,941		22,284		22,121		21,302
Retail	10,503		10,220		10,621		10,139		10,250

Total restructured loans (accruing)	$119,066		$120,093		$121,087		$135,791		$122,229

Nonaccrual restructured loans (included in nonaccrual loans)	$70,354		$67,811		$80,590		$74,251		$86,395
Ratios:
Nonaccrual loans to total loans	1.38	%	1.45	%	1.64	%	1.86	%	2.16	%
NPAs to total loans plus OREO	1.55	%	1.67	%	1.86	%	2.09	%	2.43	%
NPAs to total assets	1.04	%	1.12	%	1.23	%	1.38	%	1.62	%
Allowance for loan losses to NALs	127.46	%	127.27	%	117.61	%	113.29	%	104.65	%
Allowance for loan losses to total loans	1.76	%	1.84	%	1.93	%	2.11	%	2.26	%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$30,302	1%	$33,242	1%	$39,182	1%	$41,694	1%	$46,111	1%
Commercial real estate—owner occupied	24,003	2%	23,199	2%	24,254	2%	27,161	2%	33,417	3%
Lease financing	72	—%	2,165	4%	3,031	5%	5,927	10%	8,260	13%

Commercial and business lending	54,377	1%	58,606	1%	66,467	1%	74,782	1%	87,788	2%
Commercial real estate—investor	60,780	2%	56,776	2%	58,687	2%	71,522	3%	88,806	3%
Real estate construction	21,419	3%	22,166	3%	27,302	4%	31,684	5%	36,403	6%

Commercial real estate lending	82,199	2%	78,942	2%	85,989	2%	103,206	3%	125,209	4%

Total commercial	136,576	1%	137,548	1%	152,456	2%	177,988	2%	212,997	2%
Home equity revolving lines of credit	12,940	1%	15,914	2%	20,446	2%	19,242	2%	22,651	2%
Home equity loans first liens	7,898	1%	8,626	1%	8,717	1%	9,425	1%	7,870	1%
Home equity loans junior liens	7,296	3%	9,405	4%	10,052	4%	9,800	3%	11,015	4%

Home equity	28,134	1%	33,945	2%	39,215	2%	38,467	2%	41,536	2%
Installment	1,533	—%	1,762	—%	1,838	—%	2,893	1%	3,047	1%
Residential mortgage	51,250	1%	52,181	2%	59,359	2%	58,824	2%	60,292	2%

Total consumer	80,917	1%	87,888	1%	100,412	2%	100,184	2%	104,875	2%

Total nonaccrual loans	217,493	1%	225,436	1%	252,868	2%	278,172	2%	317,872	2%
Commercial real estate owned	11,696		15,142		16,664		15,984		18,670
Residential real estate owned	9,087		12,078		12,748		11,219		11,309
Bank properties real estate owned	6,624		7,936		5,488		8,850		10,050

Other real estate owned	27,407		35,156		34,900		36,053		40,029

Total nonperforming assets	$244,900		$260,592		$287,768		$314,225		$357,901

Commercial real estate & Real estate construction NALs Detail:
Farmland	$70	—%	$—	—%	$803	5%	$1,132	6%	$1,327	6%
Multi-family	6,726	1%	8,306	1%	9,328	1%	11,448	1%	8,194	1%
Non-owner occupied	53,984	3%	48,470	2%	48,556	2%	58,942	3%	79,285	4%

Commercial real estate—investor	$60,780	2%	$56,776	2%	$58,687	2%	$71,522	3%	$88,806	3%

1-4 family construction	$14,222	6%	$14,538	7%	$16,639	9%	$16,725	12%	$19,049	14%
All other construction	7,197	1%	7,628	1%	10,663	2%	14,959	3%	17,354	4%

Real estate construction	$21,419	3%	$22,166	3%	$27,302	4%	$31,684	5%	$36,403	6%

(A)	Ratio of nonaccrual loans by type to total loans by type.

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Loans 30-89 days past due by type:
Commercial and industrial	$8,516	$10,263	$11,339	$3,795	$4,465
Commercial real estate—owner occupied	8,105	6,804	11,053	4,843	2,125
Lease financing	57	283	12	17	39

Commercial and business lending	16,678	17,350	22,404	8,655	6,629
Commercial real estate—investor	18,269	25,201	13,472	8,809	12,854
Real estate construction	797	2,287	3,155	1,254	1,618

Commercial real estate lending	19,066	27,488	16,627	10,063	14,472

Total commercial	35,744	44,838	39,031	18,718	21,101
Home equity revolving lines of credit	7,739	1,832	7,829	9,543	7,298
Home equity loans first liens	1,857	1,869	1,457	1,535	3,906
Home equity loans junior liens	2,709	2,848	4,252	3,745	4,098

Home equity	12,305	6,549	13,538	14,823	15,302
Installment	1,434	2,500	2,109	1,693	1,558
Residential mortgage	9,920	8,793	9,403	6,878	9,836

Total consumer	23,659	17,842	25,050	23,394	26,696

Total loans past due 30-89 days	$59,403	$62,680	$64,081	$42,112	$47,797

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$455	$172	$101	$15	$—
Multi-family	14,533	15,612	1,901	469	3,713
Non-owner occupied	3,281	9,417	11,470	8,325	9,141

Commercial real estate—investor	$18,269	$25,201	$13,472	$8,809	$12,854

1-4 family construction	$449	$1,088	$503	$809	$1,191
All other construction	348	1,199	2,652	445	427

Real estate construction	$797	$2,287	$3,155	$1,254	$1,618

Potential problem loans by type:
Commercial and industrial	$127,382	$127,367	$128,434	$120,888	$121,764
Commercial real estate—owner occupied	75,074	93,098	99,592	120,034	108,508
Lease financing	279	251	264	214	324

Commercial and business lending	202,735	220,716	228,290	241,136	230,596
Commercial real estate—investor	89,342	101,775	107,068	133,046	142,453
Real estate construction	9,184	10,040	13,092	18,477	23,905

Commercial real estate lending	98,526	111,815	120,160	151,523	166,358

Total commercial	301,261	332,531	348,450	392,659	396,954
Home equity revolving lines of credit	308	450	520	518	919
Home equity loans first liens	—	—	—	—	—
Home equity loans junior liens	2,307	2,871	3,150	2,825	3,254

Home equity	2,615	3,321	3,670	3,343	4,173
Installment	83	99	111	131	127
Residential mortgage	5,917	7,882	8,762	8,197	8,658

Total consumer	8,615	11,302	12,543	11,671	12,958

Total potential problem loans	$309,876	$343,833	$360,993	$404,330	$409,912

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

Nonaccrual loans were $217 million at June 30, 2013, compared to $318 million at June 30, 2012 and $253 million at December 31, 2012. As shown in Table 8, total nonaccrual loans were down $100 million (32%) since June 30, 2012, with commercial nonaccrual loans down $76 million while consumer-related nonaccrual loans were down $24 million. Since December 31, 2012, total nonaccrual loans decreased $35 million (14%), with commercial nonaccrual loans down $16 million and consumer nonaccrual loans down $19 million. The ratio of nonaccrual loans to total loans was 1.38% at June 30, 2013, compared to 2.16% at June 30, 2012 and 1.64% at December 31, 2012. The Corporation’s allowance for loan losses to nonaccrual loans was 127% at June 30, 2013, up from 105% at June 30, 2012 and 118% at December 31, 2012, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2013, accruing loans 90 days or more past due totaled $2 million compared to $5 million at June 30, 2012 and $2 million at December 31, 2012, respectively.

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

At June 30, 2013, the Corporation had total restructured loans of $189 million (including $70 million classified as nonaccrual and $119 million performing in accordance with the modified terms), compared to $209 million at June 30, 2012 (including $87 million classified as nonaccrual and $122 million performing in accordance with the modified terms) and $202 million at December 31, 2012 (including $81 million classified as nonaccrual and $121 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2013, potential problem loans totaled $310 million, compared to $410 million at June 30, 2012 and $361 million at December 31, 2012, respectively.

Other Real Estate Owned: Other real estate owned was $27 million at June 30, 2013, compared to $40 million at June 30, 2012 and $35 million at December 31, 2012, respectively. Write-downs on other real estate owned were $2 million and $5 million for the first half of 2013 and 2012, respectively, and $8 million for the full year 2012. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At June 30, 2013 the Corporation was in compliance with its internal liquidity objectives.

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

June 30, 2013
	Moody’s	S&P	Fitch	DBRS
Bank short-term	P2	—	F2	R2H
Bank long-term	A3	BBB+	BBB-	BBBH
Corporation short-term	P2	—	F3	R2M
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	POS	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In September 2012, the Corporation issued $155 million of senior notes due in March 2014 which bear a 1.875% fixed coupon. The Parent Company also has a $200 million commercial paper program, of which, $69 million was outstanding at June 30, 2013.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $246 million during the first half of 2013 from subsidiaries.

The Bank has established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($2.2 billion of Federal Home Loan Bank advances were outstanding at June 30, 2013). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2013, the majority of investment securities are classified as available for sale, with a very small portion of municipal securities (approximately 2% of the total investment securities portfolio) classified as held to maturity. Of the $4.9 billion investment securities portfolio at June 30, 2013, a portion of these securities were pledged to secure $2.1 billion of collateralized deposits and $490 million of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.0 billion could be pledged or sold to enhance liquidity, if necessary.

For the six months ended June 30, 2013, net cash provided by operating activities and financing activities was $193 million and $137 million, respectively, while net cash used in investing activities was $513 million, for a net decrease in cash and cash equivalents of $183 million since year-end 2012. During the first half of 2013, loans increased $336 million and investment securities decreased $36 million. On the funding side, deposits increased $193 million and short-term funding increased $438 million, while long-term funding decreased $401 million.

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

Policies established by the Corporation’s Asset / Liability Committee (“ALCO”) and approved by the Board of Directors are intended to limit these risks. The Board has delegated day-to-day responsibility for managing market and interest rate risk to ALCO. The primary objectives of market risk management is to minimize any adverse effect that changes in market risk factors may have on net interest income and to offset the risk of price changes for certain assets recorded at fair value.

Interest Rate Risk

In order to measure earnings sensitivity to changing market interest rates, the Corporation uses a simulation model to measure the impact of various interest rate shocks and other yield curve scenarios on earnings and the fair value of the financial assets and liabilities of the Corporation. The Corporation compares earnings between a static balance sheet scenario and balance sheets with projected growth scenarios to quantify potential impacts on such earnings of various balance sheet management and business strategies.

Simulation of earnings: Determining the sensitivity of short-term future earnings is accomplished through the use of simulation modeling. Assumptions involving projected balance sheet growth, market spreads, prepayments of rate-sensitive instruments, and the cash flows from maturing assets and liabilities are incorporated in these simulation analyses. These analyses are designed to project net interest income based on various interest rate scenarios, compared to a baseline scenario. The Corporation runs numerous scenarios including instantaneous and gradual changes to market interest rates as well as yield curve slope changes. It then compares such scenarios to the baseline scenario to quantify its earnings sensitivity.

The resulting simulations for June 30, 2013, and December 31, 2012 projected that net interest income would increase by approximately 1.2% and 3.4%, respectively, if rates rose by a 100 bp shock. As of June 30, 2013, the simulations of earnings results were within the Corporation’s interest rate risk policy.

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

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation assumption set. These potentially mitigating factors include future balance sheet growth, changes in yield curve relationships, and changing product spreads. As of June 30, 2013, the projected changes for the market value of equity were within the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2013, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at June 30, 2013, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$1,247,377	$349,338	$190,936	$30,848	$1,818,499
Short-term funding	2,764,500	—	—	—	2,764,500
Long-term funding	155,023	433,870	76	25,853	614,822
Operating leases	12,192	22,239	20,683	42,441	97,555
Commitments to extend credit	3,426,140	1,407,003	1,069,439	107,742	6,010,324

Total	$7,605,232	$2,212,450	$1,281,134	$206,884	$11,305,700

Capital

Stockholders’ equity at June 30, 2013 was $2.9 billion, down slightly ($59 million) from December 31, 2012. At June 30, 2013, stockholders’ equity included $25 million of accumulated other comprehensive loss compared to $49 million of accumulated other comprehensive income at December 31, 2012. Cash dividends of $0.16 per share were paid in the first half of 2013 and $0.10 per share were paid in the first half of 2012. The ratio of total stockholders’ equity to assets was 12.18% and 12.50% at June 30, 2013 and December 31, 2012, respectively.

On November 13, 2012, the Board of Directors approved the repurchase of up to an aggregate amount of $125 million of common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and / or for other corporate purposes, of which $35 million remained authorized for repurchase at June 30, 2013. On July 23, 2013, the Board of Directors approved the repurchase of up $120 million of common stock. The July 2013 repurchase authorization is in addition to the $35 million remaining under the November 2012 authorization. See Section, “Recent Developments,” for additional information on the July 2013 common stock repurchase authorization. During the first half of 2013, 4.1 million shares were repurchased for $60 million (or an average cost per common share of $14.69), while during 2012, 4.7 million shares were repurchased for $60 million (or an average cost per common share of $12.77). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2012 and the first half of 2013. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the second quarter of 2013. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

Basel III Capital Rules. In July 2013, the Federal Reserve and the OCC, the primary federal regulators for the Corporation and the Bank, respectively, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Corporation and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Corporation and the Bank on January 1, 2015 (subject to a phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions / adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions / adjustments from capital as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Corporation and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

Management believes that, as of June 30, 2013, the Corporation and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Total stockholders’ equity	$2,876,976	$2,936,265	$2,936,399	$2,950,452	$2,909,621
Tangible stockholders’ equity(1)	1,934,603	1,992,881	1,992,004	2,005,008	1,963,129
Tier 1 capital(2)	1,957,146	1,944,682	1,938,806	2,113,203	2,071,801
Tier 1 common equity(3)	1,893,875	1,881,410	1,875,534	1,869,931	1,828,529
Tangible common equity(1)	1,871,331	1,929,609	1,928,732	1,941,736	1,899,857
Total risk-based capital(2)	2,190,127	2,173,859	2,167,954	2,335,451	2,290,491
Tangible assets(1)	22,674,751	22,334,384	22,543,340	21,792,910	21,134,608
Risk weighted assets(2)	16,479,374	16,162,689	16,149,038	15,574,666	15,188,147
Market capitalization	2,578,765	2,546,953	2,221,268	2,259,006	2,263,549

Book value per common share	$16.97	$17.13	$16.97	$16.82	$16.59
Tangible book value per common share	11.28	11.51	11.39	11.31	11.07
Cash dividend per common share	0.08	0.08	0.08	0.05	0.05
Stock price at end of period	15.55	15.19	13.12	13.16	13.19
Low closing price for the period	13.81	13.46	12.19	12.04	11.76
High closing price for the period	15.69	15.30	13.54	13.79	13.97

Total stockholders’ equity / assets	12.18%	12.61%	12.50%	12.98%	13.18%
Tangible common equity / tangible assets (1)	8.25	8.64	8.56	8.91	8.99
Tangible stockholders’ equity / tangible assets (1)	8.53	8.92	8.84	9.20	9.29
Tier 1 common equity / risk-weighted assets (3)	11.49	11.64	11.61	12.01	12.04
Tier 1 leverage ratio(2)	8.73	8.78	8.98	9.99	9.95
Tier 1 risk-based capital ratio(2)	11.88	12.03	12.01	13.57	13.64
Total risk-based capital ratio(2)	13.29	13.45	13.42	15.00	15.08

Common shares outstanding (period end)	165,837	167,673	169,304	171,657	171,611
Basic common shares outstanding (average)	166,605	168,234	170,707	171,650	172,839
Diluted common shares outstanding (average)	166,748	168,404	170,896	171,780	172,841

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.
(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.
(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

Comparable Second Quarter Results

The Corporation recorded net income of $48 million for the three months ended June 30, 2013, compared to net income of $43 million for the three months ended June 30, 2012. Net income available to common equity was $47 million for the three months ended June 30, 2013, or net income of $0.28 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended June 30, 2012, was $42 million, or net income of $0.24 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the second quarter of 2013 was $165 million, $6 million higher than the second quarter of 2012 (see Table 2). Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $15 million, while changes in the rate environment and product pricing lowered net interest income by $9 million. The Federal funds target rate was unchanged for both the second quarter of 2013 and the second quarter of 2012. The net interest margin between the comparable quarters was down 14 bp, to 3.16% in the second quarter of 2013. Average earning assets increased $1.6 billion to $21.0 billion in the second quarter of 2013, with average loans up $1.1 billion (predominantly in commercial loans) and investments up $440 million. On the funding side, average interest-bearing deposits were up $1.6 billion and average demand deposits increased $497 million, while average short and long-term funding was down $492 million (primarily attributable to a $454 million decrease in repurchase agreements).

Credit quality continued to improve with nonaccrual loans declining to $217 million (1.38% of total loans) at June 30, 2013, compared to $318 million (2.16% of total loans) at June 30, 2012 (see Table 8). Compared to the second quarter of 2012, potential problem loans were down 24% to $310 million. The provision for loan losses for the second quarter of 2013 was $4 million (or $10 million less than net charge offs), compared to $0 (or $24 million less than net charge offs) in the second quarter of 2012 (see Table 7). Annualized net charge offs represented 0.35% of average loans for the second quarter of 2013 compared to 0.65% for the second quarter of 2012. The allowance for loan losses to loans at June 30, 2013 was 1.76%, compared to 2.26% at June 30, 2012. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the second quarter of 2013 increased $8 million (11%) to $84 million versus the second quarter of 2012. Core fee-based revenue was down $1 million (2%) from the second quarter of 2012 as improvements in most fee categories were more than offset by a $3 million decline in insurance commissions due to a $3 million reserve established in the second quarter of 2013 related to third party insurance products sold in prior years. Net mortgage banking increased $3 million from the second quarter of 2012, predominantly due to a $12 million favorable change in the valuation allowance (from an addition of $4 million in the second quarter of 2012 to a recovery of $8 million in second quarter of 2013), partially offset by $11 million lower gains on sales. Capital market fees, net increased $2 million primarily due to a favorable change in the credit risk of interest related derivative instruments. Net asset losses for the second quarter of 2013 were primarily attributable to a $2 million write-down on real estate as the Corporation continues to identify cost efficiency opportunities within its footprint, partially offset by gains from the sale of miscellaneous assets. Net asset losses of $5 million for the second quarter of 2012 were primarily attributable to a $6 million write-down on software placed into production during the second quarter of 2012, $3 million of losses on sales and other write-downs on other real estate owned, and a $3 million impairment charge on certain limited partnership investments, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois.

On a comparable quarter basis, noninterest expense increased $4 million (2%) to $170 million in the second quarter of 2013. Personnel expense increased $6 million (6%) from the second quarter of 2012, primarily in salary-related expenses (reflecting an increase in performance based incentives and merit increases between the years). Equipment and data processing combined were up $2 million (12%) from the second quarter of 2012, primarily attributable to strategic investments in our branch network, systems and infrastructure. During the second quarter of 2013 foreclosure / OREO expense decreased $2 million, due to a decline in legal and collection expenses related to the overall improvement in credit quality. All remaining noninterest expense categories on a combined basis were down $2 million (4%).

For the second quarter of 2013, the Corporation recognized income tax expense of $23 million, compared to income tax expense of $21 million for the second quarter of 2012. The effective tax rate was 32.07% and 32.52% for the second quarter of 2013 and the second quarter of 2012, respectively.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Summary of Operations:
Net interest income	$160,182	$157,653	$161,455	$155,602	$154,267
Provision for loan losses	4,000	4,000	3,000	—	—
Noninterest income
Trust service fees	11,405	10,910	10,429	10,396	10,125
Service charges on deposit accounts	17,443	16,829	16,817	17,290	16,768
Card-based and other nondeposit fees	12,591	11,950	12,690	12,209	12,084
Insurance commissions	9,631	11,763	10,862	11,650	12,912
Brokerage and annuity commissions	3,688	3,516	3,678	3,632	4,206

Total core fee-based revenue	54,758	54,968	54,476	55,177	56,095
Mortgage banking, net	19,263	17,765	13,530	15,581	16,735
Capital market fees, net	5,074	2,583	4,243	3,609	2,673
BOLI income	3,281	2,970	3,206	3,290	3,164
Asset gains (losses), net	(44)	836	(209)	(3,309)	(4,984)
Investment securities gains, net	34	300	152	3,506	563
Other	1,944	2,578	2,507	3,134	1,705

Total noninterest income	84,310	82,000	77,905	80,988	75,951
Noninterest expense
Personnel expense	99,791	97,907	98,073	95,231	93,819
Occupancy	14,305	15,662	17,273	14,334	14,008
Equipment	6,462	6,167	6,444	5,935	5,719
Data processing	12,651	11,508	11,706	11,022	11,304
Business development and advertising	5,028	4,537	5,395	5,059	5,468
Other intangible amortization	1,011	1,011	1,049	1,048	1,049
Loan expense	3,044	3,284	3,130	3,297	2,948
Legal and professional fees	5,483	5,345	8,174	7,686	5,657
Losses other than loans	1,799	(316)	3,071	3,577	2,060
Foreclosure / OREO expense	2,302	2,422	3,293	4,071	4,343
FDIC expense	4,395	5,432	4,813	5,017	4,778
Other	13,725	13,956	13,907	13,426	14,877

Total noninterest expense	169,996	166,915	176,328	169,703	166,030
Income tax expense	22,608	21,350	13,404	20,492	20,871

Net income	47,888	47,388	46,628	46,395	43,317
Preferred stock dividends	1,300	1,300	1,300	1,300	1,300

Net income available to common equity	$46,588	$46,088	$45,328	$45,095	$42,017

Taxable equivalent net interest income	$165,178	$162,743	$166,676	$160,870	$159,521
Net interest margin	3.16%	3.17%	3.32%	3.26%	3.30%
Effective tax rate	32.07%	31.06%	22.33%	30.64%	32.52%
Average Balances:
Assets	$23,306,220	$23,038,708	$22,461,886	$22,016,748	$21,684,600
Earning assets	20,951,244	20,680,919	20,032,432	19,659,796	19,386,046
Interest-bearing liabilities	15,988,021	15,719,383	14,840,162	14,940,697	14,922,006
Loans	15,727,807	15,448,152	15,131,102	14,916,793	14,602,602
Deposits	17,105,078	17,146,384	16,650,268	15,615,856	15,050,684
Short and long-term funding	3,074,647	2,758,923	2,638,661	3,286,943	3,566,346
Stockholders’ equity	$2,920,994	$2,913,499	$2,978,618	$2,933,710	$2,915,322

Sequential Quarter Results

The Corporation recorded net income of $48 million for the three months ended June 30, 2013, compared to net income of $47 million for the three months ended March 31, 2013. Net income available to common equity was $47 million for the second quarter of 2013, or net income of $0.28 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2013, was $46 million, or net income of $0.27 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the second quarter of 2013 was $165 million, $2 million higher than the first quarter of 2013. Changes in the balance sheet volume and mix increased the taxable equivalent net interest income by $1 million and one extra day in the second quarter increased net interest income by $1 million, while changes in the rate environment and product pricing were relatively level. The Federal funds target rate was unchanged for both quarters. The net interest margin between the sequential quarters was down 1 bp, to 3.16% in the second quarter of 2013. Average earning assets increased $270 million to $21.0 billion in the second quarter of 2013, with average loans up $280 million (predominantly in commercial loans) and average investments and other short-term investments down $10 million. On the funding side, average short and long-term funding was up $316 million and average interest-bearing deposits were down $47 million (primarily money market and time deposits).

The Corporation reported another quarter of improving credit quality with nonaccrual loans of $217 million (1.38% of total loans) at June 30, 2013, down from $225 million (1.45% of total loans) at March 31, 2013 (see Table 8). Potential problem loans declined to $310 million, down $34 million from the first quarter of 2013. Annualized net charge offs represented 0.35% of average loans for the second quarter of 2013, compared to 0.38% for the first quarter of 2013. The allowance for loan losses to loans at June 30, 2013 was 1.76%, compared to 1.84% at March 31, 2013 (see Table 7). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the second quarter of 2013 increased $2 million (3%) to $84 million versus the first quarter of 2013. Core fee-based revenue was flat to the prior quarter as improvements in trust service fees, service charges on deposits accounts, card-based and other nondeposit fees, and brokerage and annuity commissions were offset by a decline in insurance commissions due to a $3 million reserve established in the second quarter of 2013 related to third party insurance products sold in prior years. Net mortgage banking income was $19 million, up from net mortgage banking income of $18 million in the first quarter 2013, predominantly due to a $3 million favorable change in the valuation allowance (from a recovery of $5 million in the first quarter of 2013 to an $8 million recovery in the second quarter of 2013), partially offset by $2 million lower gains on sales. Net capital market fees increased $2 million primarily due to a favorable change in the credit risk of interest related derivative instruments. The $1 million decline in asset gains / losses, net was primarily related to a $2 million real estate write-down during the second quarter of 2013 as the Corporation continues to identify cost efficiency opportunities within its footprint.

On a sequential quarter basis, noninterest expense increased by $3 million (2%) to $170 million in the second quarter of 2013. Personnel expense increased $2 million. Salary-related expenses increased $5 million, reflecting an increase in performance based incentives and severance payments, while fringe benefit expenses were down $3 million, reflecting a decrease in unemployment taxes and lower health insurance costs. Losses other than loans were up $2 million, primarily due to an increase in the provision for losses on unfunded commitments. All remaining noninterest expense categories on a combined basis were down $1 million (1%).

For the second quarter of 2013, the Corporation recognized income tax expense of $23 million, compared to income tax expense of $21 million for the first quarter of 2013. The effective tax rate was 32.07% and 31.06% for the second quarter of 2013 and the first quarter of 2013, respectively.

Future Accounting Pronouncements

New accounting policies adopted by the Corporation are discussed in Note 2, “New Accounting Pronouncements Adopted,” of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to the consolidated financial statements.

In July 2013, the FASB issued an amendment to permit an entity to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate (“OIS”), as a benchmark interest rate. The OIS will be included as a U.S. benchmark interest rate for hedge accounting purposes. Prior to this amendment, only interest rates on direct treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”) swap rate were considered benchmark interest rates. In addition, the amendment removes the restriction on using different benchmark rates for similar hedges. This amendment is effective immediately, and can be applied on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

Recent Developments

On July 23, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.08 per common share, payable on September 16, 2013, to shareholders of record at the close of business on September 3, 2013. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock, payable on September 16, 2013, to shareholders of record at the close of business on September 3, 2013. These cash dividends have not been reflected in the accompanying consolidated financial statements.

The Board of Directors also authorized the repurchase of up to $120 million of Associated Banc-Corp common stock. This repurchase authorization is in addition to the $35 million remaining under the previously authorized common stock repurchase program announced on November 13, 2012. Repurchases under such programs are subject to regulatory approval and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs or similar facilities.

The Board of Directors also authorized the following, subject to regulatory approval where applicable:

•	the redemption of all of Associated Banc-Corp’s 9.25% Subordinated Notes due 2018 at the first redemption date; and

•	the purchase of up to $10 million of Associated Banc-Corp’s 8.0% Perpetual Preferred Stock, Series B.

On August 1, 2013, the Bank’s settlement agreement relating to In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida received final approval from the court. See Item 1. Legal Proceedings.

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

As of June 30, 2013, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2013. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The following is a description of the Corporation’s material pending legal proceedings.

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received preliminary approval from the court on July 26, 2012. By entering into such an agreement, we have not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements. In the second quarter of 2012, the Bank settled with an insurer for a $2.5 million contribution to the settlement amount and partial reimbursement of defense costs of up to $2.1 million.

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

The Bank is currently subject to a Consent Order with the OCC relating to its BSA compliance. The OCC has issued a written notice to the Bank related to the Bank’s past BSA deficiencies. After the OCC’s review of the Bank’s response, the OCC may impose a civil money penalty related to these deficiencies. The Corporation is currently not able to estimate a reasonable range of losses relating to that possibility.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the second quarter of 2013. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)(c)
April 1, 2013 -April 30, 2013	—	$—	—	—
May 1, 2013 - May 31, 2013	1,751,927	15.09	1,751,927	—
June 1, 2013 - June 30, 2013	236,171	15.09	236,171	—

Total	1,988,098	$15.09	1,988,098	2,250,804

(a)	During the second quarter of 2013, the Corporation repurchased 7,801 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On November 13, 2012, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $125 million of common stock, of which, $65 million remained available to repurchase as of March 31, 2013. After adjusting the common stock repurchase authorization for the $30 million repurchased during the second quarter of 2013 under this authorization (i.e. $35 million remains authorized for repurchase) and using the closing stock price on June 30, 2013 of $15.55, a total of approximately 2.3 million common shares remained available to be repurchased under this authorization as of June 30, 2013.
(c)	The amounts presented exclude the fact that on July 23, 2013, the Board of Directors also authorized the repurchase of up to an additional $120 million of common stock, which is in addition to the $35 million remaining under the November 2012 common stock repurchase authorization. See section “Recent Developments” in Part I, Item 2 for additional information on the July 23, 2013 repurchase authorization.

ITEM 6. Exhibits

(a)	Exhibits:

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

ASSOCIATED BANC-CORP
(Registrant)

Date: August 2, 2013	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: August 2, 2013	/s/ Christopher Del Moral-Niles
Christopher Del Moral-Niles
Chief Financial Officer

Date: August 2, 2013	/s/ Bryan R. McKeag
Bryan R. McKeag
Principal Accounting Officer