Form 10-Q
period 2013-09-30
ASSOCIATED BANC-CORP
filed 2013-11-01
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 22, 2013, was 162,529,064.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$526,009	$563,304
Interest-bearing deposits in other financial institutions	277,761	147,434
Federal funds sold and securities purchased under agreements to resell	25,400	27,135
Investment securities held to maturity, at amortized cost	125,095	39,877
Investment securities available for sale, at fair value	4,840,035	4,926,758
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,129	166,774
Loans held for sale	102,052	261,410
Loans	15,585,854	15,411,022
Allowance for loan losses	(271,724)	(297,409)

Loans, net	15,314,130	15,113,613
Premises and equipment, net	265,636	253,958
Goodwill	929,168	929,168
Other intangible assets, net	75,730	61,176
Trading assets	49,402	70,711
Other assets	977,128	926,417

Total assets	$23,688,675	$23,487,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,453,663	$4,759,556
Interest-bearing deposits	13,884,245	12,180,309

Total deposits	18,337,908	16,939,865
Federal funds purchased and securities sold under agreements to repurchase	580,479	750,455
Other short-term funding	1,046,401	1,576,484
Long-term funding	614,568	1,015,346
Trading liabilities	52,430	76,343
Accrued expenses and other liabilities	184,607	192,843

Total liabilities	20,816,393	20,551,336
Stockholders’ equity
Preferred equity	62,737	63,272
Common stock	1,750	1,750
Surplus	1,614,516	1,602,136
Retained earnings	1,361,498	1,281,811
Accumulated other comprehensive income (loss)	(37,120)	48,603
Treasury stock, at cost	(131,099)	(61,173)

Total stockholders’ equity	2,872,282	2,936,399

Total liabilities and stockholders’ equity	$23,688,675	$23,487,735

Preferred shares issued	64,450	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	9,175,725	4,773,146

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$146,219	$149,647	$438,642	$445,858
Interest and dividends on investment securities
Taxable	21,544	20,548	64,603	66,577
Tax exempt	6,711	7,127	20,461	21,536
Other interest	1,260	1,334	3,740	3,843

Total interest income	175,734	178,656	527,446	537,814
INTEREST EXPENSE
Interest on deposits	7,617	9,751	23,927	32,340
Interest on Federal funds purchased and securities sold under agreements to repurchase	308	750	1,051	2,129
Interest on other short-term funding	434	815	1,291	3,068
Interest on long-term funding	6,866	11,738	22,833	35,740

Total interest expense	15,225	23,054	49,102	73,277

NET INTEREST INCOME	160,509	155,602	478,344	464,537
Provision for loan losses	—	—	8,000	—

Net interest income after provision for loan losses	160,509	155,602	470,344	464,537
NONINTEREST INCOME
Trust service fees	11,380	10,396	33,695	30,308
Service charges on deposit accounts	18,407	17,290	52,679	52,100
Card-based and other nondeposit fees	12,688	12,209	37,229	35,172
Insurance commissions	11,356	11,650	32,750	36,152
Brokerage and annuity commissions	3,792	3,632	10,996	11,965
Mortgage banking, net	3,542	15,581	40,570	49,970
Capital market fees, net	2,652	3,609	10,309	9,998
Bank owned life insurance income	2,817	3,290	9,068	10,746
Asset gains (losses), net	1,934	(3,309)	2,726	(11,887)
Investment securities gains, net:
Realized gains, net	248	3,506	582	4,109
Other-than-temporary impairments	—	(59)	—	(59)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	59	—	59

Total investment securities gains, net	248	3,506	582	4,109
Other	2,100	3,134	6,622	6,752

Total noninterest income	70,916	80,988	237,226	235,385
NONINTEREST EXPENSE
Personnel expense	98,102	95,231	295,800	283,331
Occupancy	14,758	14,334	44,725	43,521
Equipment	6,213	5,935	18,842	17,122
Data processing	12,323	11,022	36,482	31,842
Business development and advertising	5,947	5,059	15,512	15,908
Other intangible asset amortization	1,010	1,048	3,032	3,146
Loan expense	3,157	3,297	9,485	9,155
Legal and professional fees	3,482	7,686	14,310	23,058
Losses other than loans	(1,400)	3,577	83	9,187
Foreclosure / OREO expense	2,515	4,071	7,239	11,776
FDIC expense	4,755	5,017	14,582	14,665
Other	13,509	13,426	41,190	42,784

Total noninterest expense	164,371	169,703	501,282	505,495

Income before income taxes	67,054	66,887	206,288	194,427
Income tax expense	21,396	20,492	65,354	62,082

Net income	45,658	46,395	140,934	132,345
Preferred stock dividends	1,285	1,300	3,885	3,900

Net income available to common equity	$44,373	$45,095	$137,049	$128,445

Earnings per common share:
Basic	$0.27	$0.26	$0.82	$0.74
Diluted	$0.27	$0.26	$0.82	$0.74
Average common shares outstanding:
Basic	164,954	171,650	166,586	172,774
Diluted	165,443	171,780	166,760	172,848

See accompanying notes to consolidated financial statements.

ITEM 1: Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Thousands)
Net income	$45,658	$46,395	$140,934	$132,345
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(20,558)	3,479	(142,318)	2,870
Reclassification adjustment for net gains realized in net income	(248)	(3,506)	(582)	(4,109)
Income tax benefit	8,031	11	55,169	483

Other comprehensive loss on investment securities available for sale	(12,775)	(16)	(87,731)	(756)
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	17	60	52	180
Amortization of actuarial losses	1,073	640	3,218	1,920
Income tax expense	(420)	(273)	(1,262)	(819)

Other comprehensive income on pension and postretirement obligations	670	427	2,008	1,281
Derivatives used in cash flow hedging relationships:
Net unrealized gains	—	20	—	6
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	—	496	—	1,954
Income tax expense	—	(203)	—	(784)

Other comprehensive income on cash flow hedging relationships	—	313	—	1,176

Total other comprehensive income (loss)	(12,105)	724	(85,723)	1,701

Comprehensive income	$33,553	$47,119	$55,211	$134,046

See accompanying notes to consolidated financial statements.

ITEM 1: Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2011	$63,272	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794
Comprehensive income:
Net income	—	—	—	132,345	—	—	132,345
Other comprehensive income	—	—	—	—	1,701	—	1,701

Comprehensive income							134,046

Common stock issued:
Stock-based compensation plans, net	—	4	743	(1,020)	—	420	147
Purchase of treasury stock	—	—	—	—	—	(31,552)	(31,552)
Cash dividends:
Common stock, $0.15 per share	—	—	—	(26,009)	—	—	(26,009)
Preferred stock	—	—	—	(3,900)	—	—	(3,900)
Stock-based compensation expense, net	—	—	11,921	—	—	—	11,921
Tax benefit of stock options	—	—	5	—	—	—	5

Balance, September 30, 2012	$63,272	$1,750	$1,599,070	$1,250,189	$67,303	$(31,132)	$2,950,452

Balance, December 31, 2012	$63,272	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399
Comprehensive income:
Net income	—	—	—	140,934	—	—	140,934
Other comprehensive loss	—	—	—	—	(85,723)	—	(85,723)

Comprehensive income							55,211

Common stock issued:
Stock-based compensation plans, net	—	—	564	(17,057)	—	23,368	6,875
Purchase of treasury stock	—	—	—	—	—	(93,294)	(93,294)
Cash dividends:
Common stock, $0.24 per share	—	—	—	(40,223)	—	—	(40,223)
Preferred stock	—	—	—	(3,885)	—	—	(3,885)
Purchase of preferred stock	(535)			(82)			(617)
Stock-based compensation expense, net	—	—	11,368	—	—	—	11,368
Tax benefit of stock options	—	—	448	—	—	—	448

Balance, September 30, 2013	$62,737	$1,750	$1,614,516	$1,361,498	$(37,120)	$(131,099)	$2,872,282

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,934	$132,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,000	—
Depreciation and amortization	36,738	31,737
(Recovery of) addition to valuation allowance on mortgage servicing rights, net	(14,097)	4,477
Amortization of mortgage servicing rights	12,479	17,326
Amortization of other intangible assets	3,032	3,146
Amortization and accretion on earning assets, funding, and other, net	36,973	45,400
Tax impact of stock based compensation	448	5
Gain on sales of investment securities, net and impairment write-downs	(582)	(4,109)
Gain (loss) on sales of assets and impairment write-downs, net	(2,726)	11,887
Gain on mortgage banking activities, net	(31,539)	(46,655)
Mortgage loans originated and acquired for sale	(1,977,357)	(2,016,963)
Proceeds from sales of mortgage loans held for sale	2,152,286	2,137,051
Pension Contributions	(28,000)	(32,000)
Increase in interest receivable	739	3,336
Decrease in interest payable	(8,293)	(11,446)
Net change in other assets and other liabilities	42,521	42,441

Net cash provided by operating activities	371,556	317,978

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(233,755)	(1,151,440)
Purchases of:
Investment securities	(1,390,729)	(1,175,405)
Premises, equipment, and software, net of disposals	(49,139)	(58,865)
FHLB stock	(28,399)	—
Other assets	(1,401)	(3,846)
Proceeds from:
Sales of investment securities	135,809	286,336
Sale of FHLB stock	14,399	25,381
Prepayments, calls, and maturities of investment securities	1,082,290	1,271,031
Sales, prepayments, calls, and maturities of other assets	30,857	28,366
Sales of loans originated for investment	—	124,903

Net cash used in investing activities	(440,068)	(653,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,398,043	1,479,782
Net decrease in deposits due to branch sales	—	(113,622)
Net decrease in short-term funding	(700,059)	(761,200)
Repayment of long-term funding	(400,156)	(25,979)
Proceeds from issuance of long-term funding	—	154,738
Purchase of preferred stock	(617)	—
Cash dividends on common stock	(40,223)	(26,009)
Cash dividends on preferred stock	(3,885)	(3,900)
Purchase of treasury stock	(93,294)	(31,552)

Net cash provided by financing activities	159,809	672,258

Net increase in cash and cash equivalents	91,297	336,697
Cash and cash equivalents at beginning of period	737,873	616,595

Cash and cash equivalents at end of period	$829,170	$953,292

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,310	$84,699
Cash paid (received) for income taxes	29,700	(32,050)
Loans and bank premises transferred to other real estate owned	21,962	29,957
Capitalized mortgage servicing rights	15,968	18,669

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

NOTE 2: New Accounting Pronouncements Adopted

In July 2013, the FASB issued an amendment to permit an entity to designate the Fed Funds Effective Swap Rate, also referred to as the overnight index swap rate (“OIS”), as a benchmark interest rate. The OIS will be included as a U.S. benchmark interest rate for hedge accounting purposes. Prior to this amendment, only interest rates on direct treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”) swap rate were considered benchmark interest rates. In addition, the amendment removes the restriction on using different benchmark rates for similar hedges. This amendment can be applied on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Corporation adopted the accounting standard during the third quarter of 2013, as required, with no material impact on its results of operations, financial position, or liquidity.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands, except per share data)
Net income	$45,658	$46,395	$140,934	$132,345
Preferred stock dividends	1,285	1,300	3,885	3,900

Net income available to common equity	$44,373	$45,095	$137,049	$128,445

Common shareholder dividends	(13,167)	(8,594)	(39,849)	(25,893)
Unvested share-based payment awards	(100)	(36)	(374)	(116)

Undistributed earnings	$31,106	$36,465	$96,826	$102,436

Undistributed earnings allocated to common shareholders	30,873	36,311	96,112	101,975
Undistributed earnings allocated to unvested share-based payment awards	233	154	714	461

Undistributed earnings	$31,106	$36,465	$96,826	$102,436

Basic
Distributed earnings to common shareholders	$13,167	$8,594	$39,849	$25,893
Undistributed earnings allocated to common shareholders	30,873	36,311	96,112	101,975

Total common shareholders earnings, basic	$44,040	$44,905	$135,961	$127,868

Diluted
Distributed earnings to common shareholders	$13,167	$8,594	$39,849	$25,893
Undistributed earnings allocated to common shareholders	30,873	36,311	96,112	101,975

Total common shareholders earnings, diluted	$44,040	$44,905	$135,961	$127,868

Weighted average common shares outstanding	164,954	171,650	166,586	172,774
Effect of dilutive common stock awards	489	130	174	74

Diluted weighted average common shares outstanding	165,443	171,780	166,760	172,848
Basic earnings per common share	$0.27	$0.26	$0.82	$0.74

Diluted earnings per common share	$0.27	$0.26	$0.82	$0.74

Options to purchase approximately 3 million shares were outstanding for both the three and nine months ended September 30, 2013, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 9 million and 6 million shares were outstanding for the three and nine months ended September 30, 2012, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

At September 30, 2013, the Corporation had one stock-based compensation plan. All stock awards granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the date the awards were granted.

The Corporation may issue restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”). The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over one, two, three, or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals and continued employment or meeting the requirements for retirement.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical and implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2013 and full year 2012.

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2012 and for the nine months ended September 30, 2013, is presented below.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)
Outstanding at December 31, 2011	7,055,274	$21.99
Granted	3,060,519	12.97
Exercised	(11,120)	13.16
Forfeited or expired	(1,464,115)	21.56

Outstanding at December 31, 2012	8,640,558	$18.88	6.40	$570

Options exercisable at December 31, 2012	4,603,963	$23.80	4.37	43

Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	14.02
Exercised	(461,840)	13.42
Forfeited or expired	(838,213)	21.92

Outstanding at September 30, 2013	8,361,484	$18.28	6.31	$11,236

Options exercisable at September 30, 2013	5,139,583	$21.30	4.92	4,690

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2012, and for the nine months ended September 30, 2013.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value
Nonvested at December 31, 2011	2,431,339	$5.11
Granted	3,060,519	5.03
Vested	(1,097,571)	4.88
Forfeited	(357,692)	5.12

Nonvested at December 31, 2012	4,036,595	$5.11

Granted	1,020,979	3.80
Vested	(1,649,614)	5.12
Forfeited	(186,059)	5.18

Nonvested at September 30, 2013	3,221,901	$4.69

For the nine months ended September 30, 2013 the intrinsic value of stock options exercised was $1 million. For the year ended December 31, 2012, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $8 million for the first nine months of 2013 and $5 million for the year ended December 31, 2012. For the nine months ended September 30, 2013 and 2012, the Corporation recognized compensation expense of $6 million and $7 million, respectively, for the vesting of stock options. For the full year 2012, the Corporation recognized compensation expense of $9 million for the vesting of stock options. At September 30, 2013, the Corporation had $10 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2015.

The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2012, and for the nine months ended September 30, 2013.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value
Outstanding at December 31, 2011	1,013,765	$13.79
Granted	506,258	13.00
Vested	(533,014)	13.38
Forfeited	(54,584)	13.73

Outstanding at December 31, 2012	932,425	$13.60

Granted	1,254,648	14.05
Vested	(615,968)	13.70
Forfeited	(40,301)	13.97

Outstanding at September 30, 2013	1,530,804	$13.92

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 and 2012 to executive officers will vest ratably over a three year period. Restricted stock awards granted to non-executives during 2013 will vest ratably over a four year period, while restricted stock awards granted to non-executives during 2012 will vest ratably over a three year period. Expense for restricted stock awards of approximately $6 million and $5 million was recognized for the nine months ended September 30, 2013 and 2012, respectively. The Corporation recognized approximately $7 million of expense for restricted stock awards for the full year 2012. The Corporation had $15 million of unrecognized compensation costs related to restricted stock awards at September 30, 2013 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2015.

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

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

		Gross	Gross
	Amortized	unrealized	unrealized
September 30, 2013:	cost	gains	losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1	$—	$1,003
Obligations of state and political subdivisions (municipal securities)	678,130	25,747	(1,150)	702,727
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,631,288	64,987	(79,195)	3,617,080
Private-label	3,175	20	(36)	3,159
GSE commercial mortgage-related securities	444,534	1,611	(17,037)	429,108
Asset-backed securities (1)	24,913	11	—	24,924
Other securities (debt and equity)	61,113	993	(72)	62,034

Total investment securities available for sale	$4,844,155	$93,370	$(97,490)	$4,840,035

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$125,095	$645	$(4,251)	$121,489

Total investment securities held to maturity	$125,095	$645	$(4,251)	$121,489

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

		Gross	Gross
	Amortized	unrealized	unrealized
December 31, 2012:	cost	gains	losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,003	$1	$—	$1,004
Obligations of state and political subdivisions (municipal securities)	755,644	45,599	(55)	801,188
Residential mortgage-related securities:
GSE	3,708,287	93,595	(3,727)	3,798,155
Private-label	6,002	147	—	6,149
GSE commercial mortgage-related securities	226,420	2,809	(1,063)	228,166
Other securities (debt and equity)	90,622	1,549	(75)	92,096

Total investment securities available for sale	$4,787,978	$143,700	$(4,920)	$4,926,758

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$39,877	$98	$(296)	$39,679

Total investment securities held to maturity	$39,877	$98	$(296)	$39,679

The amortized cost and fair values of investment securities available for sale and held to maturity at September 30, 2013, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$42,180	$42,342	$—	$—
Due after one year through five years	212,136	221,290	233	232
Due after five years through ten years	455,572	470,875	49,861	48,655
Due after ten years	30,339	31,197	75,001	72,602

Total debt securities	740,227	765,704	125,095	121,489
Residential mortgage-related securities:
GSE	3,631,288	3,617,080	—	—
Private label	3,175	3,159	—	—
GSE commercial mortgage-related securities	444,534	429,108	—	—
Asset-backed securities	24,913	24,924	—	—
Equity securities	18	60	—	—

Total investment securities	$4,844,155	$4,840,035	$125,095	$121,489

Ratio of Fair Value to Amortized Cost		99.9%		97.1%

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013.

	Less than 12 months			12 months or more			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Unrealized	Fair
September 30, 2013:	Securities	Losses	Value	Securities	Losses	Value	Losses	Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	104	$(1,139)	$41,004	1	$(11)	$348	$(1,150)	$41,352
Residential mortgage-related securities:
GSE	88	(73,511)	1,769,200	3	(5,684)	89,503	(79,195)	1,858,703
Private-label	2	(36)	2,129	1	—	38	(36)	2,167
GSE commercial mortgage-related securities	15	(17,037)	408,495	—	—	—	(17,037)	408,495
Other debt securities	5	(32)	6,463	1	(40)	146	(72)	6,609

Total		$(91,755)	$2,227,291		$(5,735)	$90,035	$(97,490)	$2,317,326

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	184	$(4,169)	$79,830	3	$(82)	$1,029	$(4,251)	$80,859

Total		$(4,169)	$79,830		$(82)	$1,029	$(4,251)	$80,859

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2013 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to private-label residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage-related securities relate to government agency mortgage-related securities. At September 30, 2013, the unrealized loss position of 12 months or more on other debt securities was attributable to a pooled trust preferred debt security. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for 2012 and the nine months ended September 30, 2013, respectively.

	Private-label Mortgage- Related Securities	Trust Preferred Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)
Reduction due to credit impaired securities sold	17,026	4,499	21,525

Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)
Reduction due to credit impaired securities sold	532	—	532

Balance of credit-related other-than-temporary impairment at September 30, 2013	$—	$(6,336)	$(6,336)

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At September 30, 2013 and December 31, 2012, the Corporation had FHLB stock of $110 million and $96 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million at both September 30, 2013 and December 31, 2012.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2012 or the first nine months of 2013. The FHLB of Chicago initiated tender offers for certain of its shares during the first quarter of 2013, whereby the FHLB would repurchase its shares at par. The Corporation participated in the tender offers and reduced its equity holdings in the FHLB of Chicago by $14 million during the first quarter of 2013. Based on the Corporation’s periodic review of FHLB stock required member holdings (which is based on asset size and other criteria), the Corporation purchased $28 million of additional equity holdings in the FHLB of Chicago during the second quarter of 2013.

NOTE 6: Loans, Allowance for Loan Losses, and Credit Quality

The period end loan composition was as follows.

	September 30, 2013	December 31, 2012
	($ in Thousands)
Commercial and industrial	$4,703,056	$4,502,021
Commercial real estate—owner occupied	1,147,352	1,219,747
Lease financing	51,727	64,196

Commercial and business lending	5,902,135	5,785,964
Commercial real estate—investor	2,847,152	2,906,759
Real estate construction	834,744	655,381

Commercial real estate lending	3,681,896	3,562,140

Total commercial	9,584,031	9,348,104
Home equity	1,891,378	2,219,494
Installment	420,268	466,727
Residential mortgage	3,690,177	3,376,697

Total consumer	6,001,823	6,062,918

Total loans	$15,585,854	$15,411,022

A summary of the changes in the allowance for loan losses was as follows.

	September 30, 2013	December 31, 2012
	($ in Thousands)
Balance at beginning of period	$297,409	$378,151
Provision for loan losses	8,000	3,000
Charge offs	(69,320)	(117,046)
Recoveries	35,635	33,304

Net charge offs	(33,685)	(83,742)

Balance at end of period	$271,724	$297,409

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

A summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	5,765	(381)	(1,507)	671	4,079	(10,325)	(1,383)	11,081	8,000
Charge offs	(25,091)	(5,384)	(206)	(7,376)	(3,147)	(17,251)	(1,065)	(9,800)	(69,320)
Recoveries	23,365	216	202	4,628	2,153	3,283	698	1,090	35,635

Balance at Sep 30, 2013	$101,891	$21,840	$1,513	$61,104	$23,826	$32,533	$2,549	$26,468	$271,724

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$2,986	$992	$—	$4,031	$265	$130	$—	$165	$8,569
Ending balance impaired loans collectively evaluated for impairment	$5,146	$2,700	$41	$4,297	$2,642	$13,689	$557	$11,786	$40,858

Total impaired loans	$8,132	$3,692	$41	$8,328	$2,907	$13,819	$557	$11,951	$49,427
Ending balance all other loans collectively evaluated for impairment	$93,759	$18,148	$1,472	$52,776	$20,919	$18,714	$1,992	$14,517	$222,297

Total	$101,891	$21,840	$1,513	$61,104	$23,826	$32,533	$2,549	$26,468	$271,724

Loans:
Ending balance impaired loans individually evaluated for impairment	$24,931	$21,160	$—	$43,513	$15,152	$990	$—	$9,619	$115,365
Ending balance impaired loans collectively evaluated for impairment	$43,319	$21,566	$99	$41,401	$8,343	$34,312	$1,685	$58,547	$209,272

Total impaired loans	$68,250	$42,726	$99	$84,914	$23,495	$35,302	$1,685	$68,166	$324,637
Ending balance all other loans collectively evaluated for impairment	$4,634,806	$1,104,626	$51,628	$2,762,238	$811,249	$1,856,076	$418,583	$3,622,011	$15,261,217

Total	$4,703,056	$1,147,352	$51,727	$2,847,152	$834,744	$1,891,378	$420,268	$3,690,177	$15,585,854

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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	(1,645)	(5,184)	(645)	(14,304)	873	16,909	(501)	7,497	3,000
Charge offs	(43,240)	(4,080)	(797)	(14,000)	(3,588)	(34,125)	(3,057)	(14,159)	(117,046)
Recoveries	18,363	453	1,899	4,796	2,129	3,898	1,234	532	33,304

Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$8,790	$654	$—	$5,241	$1,079	$868	$—	$155	$16,787
Ending balance impaired loans collectively evaluated for impairment	$4,951	$3,157	$—	$4,446	$2,332	$23,712	$1,155	$12,751	$52,504

Total impaired loans	$13,741	$3,811	$—	$9,687	$3,411	$24,580	$1,155	$12,906	$69,291
Ending balance all other loans collectively evaluated for impairment	$84,111	$23,578	$3,024	$53,494	$17,330	$32,246	$3,144	$11,191	$228,118

Total	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Loans:
Ending balance impaired loans individually evaluated for impairment	$27,213	$16,602	$3,024	$48,894	$20,794	$4,671	$—	$11,330	$132,528
Ending balance impaired loans collectively evaluated for impairment	$40,109	$21,504	$7	$51,453	$11,038	$44,512	$2,491	$70,313	$241,427

Total impaired loans	$67,322	$38,106	$3,031	$100,347	$31,832	$49,183	$2,491	$81,643	$373,955
Ending balance all other loans collectively evaluated for impairment	$4,434,699	$1,181,641	$61,165	$2,806,412	$623,549	$2,170,311	$464,236	$3,295,054	$15,037,067

Total	$4,502,021	$1,219,747	$64,196	$2,906,759	$655,381	$2,219,494	$466,727	$3,376,697	$15,411,022

The following table presents commercial loans by credit quality indicator at September 30, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,359,412	$162,447	$112,947	$68,250	$4,703,056
Commercial real estate—owner occupied	988,166	55,204	61,256	42,726	1,147,352
Lease financing	50,176	1,245	207	99	51,727

Commercial and business lending	5,397,754	218,896	174,410	111,075	5,902,135
Commercial real estate—investor	2,617,045	57,667	87,526	84,914	2,847,152
Real estate construction	800,000	3,709	7,540	23,495	834,744

Commercial real estate lending	3,417,045	61,376	95,066	108,409	3,681,896

Total commercial	$8,814,799	$280,272	$269,476	$219,484	$9,584,031

The following table presents commercial loans by credit quality indicator at December 31, 2012.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,208,478	$97,787	$128,434	$67,322	$4,502,021
Commercial real estate—owner occupied	1,030,632	51,417	99,592	38,106	1,219,747
Lease financing	58,099	2,802	264	3,031	64,196

Commercial and business lending	5,297,209	152,006	228,290	108,459	5,785,964
Commercial real estate—investor	2,634,035	65,309	107,068	100,347	2,906,759
Real estate construction	603,481	6,976	13,092	31,832	655,381

Commercial real estate lending	3,237,516	72,285	120,160	132,179	3,562,140

Total commercial	$8,534,725	$224,291	$348,450	$240,638	$9,348,104

The following table presents consumer loans by credit quality indicator at September 30, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,843,939	$9,900	$2,237	$35,302	$1,891,378
Installment	417,346	1,170	67	1,685	420,268
Residential mortgage	3,609,947	6,722	5,342	68,166	3,690,177

Total consumer	$5,871,232	$17,792	$7,646	$105,153	$6,001,823

The following table presents consumer loans by credit quality indicator at December 31, 2012.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$2,153,103	$13,538	$3,670	$49,183	$2,219,494
Installment	462,016	2,109	111	2,491	466,727
Residential mortgage	3,276,889	9,403	8,762	81,643	3,376,697

Total consumer	$5,892,008	$25,050	$12,543	$133,317	$6,062,918

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, nonaccrual and charge off policies.

For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. Any remaining risk is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses that may jeopardize liquidation of the debt, and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and impaired are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at September 30, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,327	$3,191	$—	$6,518	$4,660,433	$4,666,951
Commercial real estate—owner occupied	5,231	3,274	727	9,232	1,109,819	1,119,051
Lease financing	1,000	—	—	1,000	50,628	51,628

Commercial and business lending	9,558	6,465	727	16,750	5,820,880	5,837,630
Commercial real estate—investor	21,667	80	—	21,747	2,775,564	2,797,311
Real estate construction	617	203	471	1,291	814,783	816,074

Commercial real estate lending	22,284	283	471	23,038	3,590,347	3,613,385

Total commercial	31,842	6,748	1,198	39,788	9,411,227	9,451,015
Home equity	7,170	2,730	32	9,932	1,856,003	1,865,935
Installment	831	339	723	1,893	417,106	418,999
Residential mortgage	5,906	816	110	6,832	3,635,479	3,642,311

Total consumer	13,907	3,885	865	18,657	5,908,588	5,927,245

Total accruing loans	$45,749	$10,633	$2,063	$58,445	$15,319,815	$15,378,260

Nonaccrual loans
Commercial and industrial	$510	$2,510	$12,264	$15,284	$20,821	$36,105
Commercial real estate—owner occupied	1,515	962	11,028	13,505	14,796	28,301
Lease financing	—	—	99	99	—	99

Commercial and business lending	2,025	3,472	23,391	28,888	35,617	64,505
Commercial real estate—investor	2,571	151	36,503	39,225	10,616	49,841
Real estate construction	9,006	94	2,379	11,479	7,191	18,670

Commercial real estate lending	11,577	245	38,882	50,704	17,807	68,511

Total commercial	13,602	3,717	62,273	79,592	53,424	133,016
Home equity	1,588	1,977	13,988	17,553	7,890	25,443
Installment	182	118	291	591	678	1,269
Residential mortgage	2,771	3,409	27,123	33,303	14,563	47,866

Total consumer	4,541	5,504	41,402	51,447	23,131	74,578

Total nonaccrual loans	$18,143	$9,221	$103,675	$131,039	$76,555	$207,594

Total loans
Commercial and industrial	$3,837	$5,701	$12,264	$21,802	$4,681,254	$4,703,056
Commercial real estate—owner occupied	6,746	4,236	11,755	22,737	1,124,615	1,147,352
Lease financing	1,000	—	99	1,099	50,628	51,727

Commercial and business lending	11,583	9,937	24,118	45,638	5,856,497	5,902,135
Commercial real estate—investor	24,238	231	36,503	60,972	2,786,180	2,847,152
Real estate construction	9,623	297	2,850	12,770	821,974	834,744

Commercial real estate lending	33,861	528	39,353	73,742	3,608,154	3,681,896

Total commercial	45,444	10,465	63,471	119,380	9,464,651	9,584,031
Home equity	8,758	4,707	14,020	27,485	1,863,893	1,891,378
Installment	1,013	457	1,014	2,484	417,784	420,268
Residential mortgage	8,677	4,225	27,233	40,135	3,650,042	3,690,177

Total consumer	18,448	9,389	42,267	70,104	5,931,719	6,001,823

Total loans	$63,892	$19,854	$105,738	$189,484	$15,396,370	$15,585,854

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at September 30, 2013 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$9,557	$1,782	$79	$11,418	$4,451,421	$4,462,839
Commercial real estate—owner occupied	10,420	633	308	11,361	1,184,132	1,195,493
Lease financing	—	12	—	12	61,153	61,165

Commercial and business lending	19,977	2,427	387	22,791	5,696,706	5,719,497
Commercial real estate—investor	8,424	5,048	366	13,838	2,834,234	2,848,072
Real estate construction	1,628	1,527	283	3,438	624,641	628,079

Commercial real estate lending	10,052	6,575	649	17,276	3,458,875	3,476,151

Total commercial	30,029	9,002	1,036	40,067	9,155,581	9,195,648
Home equity	10,151	3,387	96	13,634	2,166,645	2,180,279
Installment	1,300	809	1,013	3,122	461,767	464,889
Residential mortgage	8,473	930	144	9,547	3,307,791	3,317,338

Total consumer	19,924	5,126	1,253	26,303	5,936,203	5,962,506

Total accruing loans	$49,953	$14,128	$2,289	$66,370	$15,091,784	$15,158,154

Nonaccrual loans
Commercial and industrial	$8,559	$791	$11,962	$21,312	$17,870	$39,182
Commercial real estate—owner occupied	1,489	1,749	11,819	15,057	9,197	24,254
Lease financing	15	—	9	24	3,007	3,031

Commercial and business lending	10,063	2,540	23,790	36,393	30,074	66,467
Commercial real estate—investor	197	3,072	30,928	34,197	24,490	58,687
Real estate construction	16	—	9,639	9,655	17,647	27,302

Commercial real estate lending	213	3,072	40,567	43,852	42,137	85,989

Total commercial	10,276	5,612	64,357	80,245	72,211	152,456
Home equity	1,456	2,518	28,474	32,448	6,767	39,215
Installment	153	141	586	880	958	1,838
Residential mortgage	2,135	4,321	38,739	45,195	14,164	59,359

Total consumer	3,744	6,980	67,799	78,523	21,889	100,412

Total nonaccrual loans	$14,020	$12,592	$132,156	$158,768	$94,100	$252,868

Total loans
Commercial and industrial	$18,116	$2,573	$12,041	$32,730	$4,469,291	$4,502,021
Commercial real estate—owner occupied	11,909	2,382	12,127	26,418	1,193,329	1,219,747
Lease financing	15	12	9	36	64,160	64,196

Commercial and business lending	30,040	4,967	24,177	59,184	5,726,780	5,785,964
Commercial real estate—investor	8,621	8,120	31,294	48,035	2,858,724	2,906,759
Real estate construction	1,644	1,527	9,922	13,093	642,288	655,381

Commercial real estate lending	10,265	9,647	41,216	61,128	3,501,012	3,562,140

Total commercial	40,305	14,614	65,393	120,312	9,227,792	9,348,104
Home equity	11,607	5,905	28,570	46,082	2,173,412	2,219,494
Installment	1,453	950	1,599	4,002	462,725	466,727
Residential mortgage	10,608	5,251	38,883	54,742	3,321,955	3,376,697

Total consumer	23,668	12,106	69,052	104,826	5,958,092	6,062,918

Total loans	$63,973	$26,720	$134,445	$225,138	$15,185,884	$15,411,022

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at September 30, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$48,117	$56,577	$8,132	$51,752	$1,215
Commercial real estate—owner occupied	24,639	26,548	3,692	25,947	741
Lease financing	99	99	41	141	—

Commercial and business lending	72,855	83,224	11,865	77,840	1,956
Commercial real estate—investor	57,611	69,331	8,328	60,358	1,717
Real estate construction	10,685	15,350	2,907	11,872	221

Commercial real estate lending	68,296	84,681	11,235	72,230	1,938

Total commercial	141,151	167,905	23,100	150,070	3,894
Home equity	35,044	41,052	13,819	36,665	1,067
Installment	1,685	2,064	557	1,935	77
Residential mortgage	60,037	69,327	11,951	61,807	1,337

Total consumer	96,766	112,443	26,327	100,407	2,481

Total loans	$237,917	$280,348	$49,427	$250,477	$6,375

Loans with no related allowance
Commercial and industrial	$20,133	$32,474	$—	$25,558	$591
Commercial real estate—owner occupied	18,087	20,762	—	18,508	237
Lease financing	—	—	—	—	—

Commercial and business lending	38,220	53,236	—	44,066	828
Commercial real estate—investor	27,303	38,512	—	29,256	139
Real estate construction	12,810	18,426	—	13,447	—

Commercial real estate lending	40,113	56,938	—	42,703	139

Total commercial	78,333	110,174	—	86,769	967
Home equity	258	333	—	305	4
Installment	—	—	—	—	—
Residential mortgage	8,129	9,712	—	8,111	153

Total consumer	8,387	10,045	—	8,416	157

Total loans	$86,720	$120,219	$—	$95,185	$1,124

Total
Commercial and industrial	$68,250	$89,051	$8,132	$77,310	$1,806
Commercial real estate—owner occupied	42,726	47,310	3,692	44,455	978
Lease financing	99	99	41	141	—

Commercial and business lending	111,075	136,460	11,865	121,906	2,784
Commercial real estate—investor	84,914	107,843	8,328	89,614	1,856
Real estate construction	23,495	33,776	2,907	25,319	221

Commercial real estate lending	108,409	141,619	11,235	114,933	2,077

Total commercial	219,484	278,079	23,100	236,839	4,861
Home equity	35,302	41,385	13,819	36,970	1,071
Installment	1,685	2,064	557	1,935	77
Residential mortgage	68,166	79,039	11,951	69,918	1,490

Total consumer	105,153	122,488	26,327	108,823	2,638

Total loans	$324,637	$400,567	$49,427	$345,662	$7,499

*	Interest income recognized included $4 million of interest income recognized on accruing restructured loans for the nine months ended September 30, 2013.

The following table presents impaired loans at December 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,985	$65,521	$13,741	$56,508	$2,187
Commercial real estate—owner occupied	24,600	27,700	3,811	26,531	1,043
Lease financing	7	7	—	120	—

Commercial and business lending	82,592	93,228	17,552	83,159	3,230
Commercial real estate—investor	80,766	96,581	9,687	85,642	2,891
Real estate construction	16,299	22,311	3,411	19,122	437

Commercial real estate lending	97,065	118,892	13,098	104,764	3,328

Total commercial	179,657	212,120	30,650	187,923	6,558
Home equity	47,113	54,456	24,580	50,334	1,962
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	72,408	81,959	12,906	76,989	2,211

Total consumer	122,012	139,262	38,641	130,096	4,345

Total loans	$301,669	$351,382	$69,291	$318,019	$10,903

Loans with no related allowance
Commercial and industrial	$9,337	$16,339	$—	$10,883	$229
Commercial real estate—owner occupied	13,506	16,582	—	14,425	68
Lease financing	3,024	3,024	—	3,896	—

Commercial and business lending	25,867	35,945	—	29,204	297
Commercial real estate—investor	19,581	28,531	—	20,490	173
Real estate construction	15,533	24,724	—	18,350	109

Commercial real estate lending	35,114	53,255	—	38,840	282

Total commercial	60,981	89,200	—	68,044	579
Home equity	2,070	2,269	—	2,164	36
Installment	—	—	—	—	—
Residential mortgage	9,235	12,246	—	11,566	208

Total consumer	11,305	14,515	—	13,730	244

Total loans	$72,286	$103,715	$—	$81,774	$823

Total
Commercial and industrial	$67,322	$81,860	$13,741	$67,391	$2,416
Commercial real estate—owner occupied	38,106	44,282	3,811	40,956	1,111
Lease financing	3,031	3,031	—	4,016	—

Commercial and business lending	108,459	129,173	17,552	112,363	3,527
Commercial real estate—investor	100,347	125,112	9,687	106,132	3,064
Real estate construction	31,832	47,035	3,411	37,472	546

Commercial real estate lending	132,179	172,147	13,098	143,604	3,610

Total commercial	240,638	301,320	30,650	255,967	7,137
Home equity	49,183	56,725	24,580	52,498	1,998
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	81,643	94,205	12,906	88,555	2,419

Total consumer	133,317	153,777	38,641	143,826	4,589

Total loans	$373,955	$455,097	$69,291	$399,793	$11,726

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2012.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $39 million recorded investment in loans modified in a troubled debt restructuring for the nine months ended September 30, 2013, of which, $20 million were in accrual status and $19 million were in nonaccrual pending a sustained period of repayment.

As of September 30, 2013 and December 31, 2012, there were $69 million and $81 million, respectively, of nonaccrual restructured loans, and $117 million and $121 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	September 30, 2013		December 31, 2012
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$32,145	$12,078	$28,140	$12,496
Commercial real estate—owner occupied	14,425	14,004	13,852	11,514
Commercial real estate—investor	35,073	17,249	41,660	25,221
Real estate construction	4,825	4,912	4,530	6,798
Home equity	9,859	5,930	9,968	6,698
Installment	416	523	653	674
Residential mortgage	20,300	14,615	22,284	17,189

Total	$117,043	$69,311	$121,087	$80,590

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and nine months ended September 30, 2013, and the recorded investment and unpaid principal balance as of September 30, 2013.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	19	$5,479	$6,384	58	$11,379	$14,028
Commercial real estate—owner occupied	7	3,373	3,488	17	9,313	9,596
Commercial real estate—investor	10	1,222	1,304	18	5,013	5,320
Real estate construction	3	227	248	9	2,006	2,084
Home equity	16	933	985	74	4,149	4,554
Installment	—	—	—	2	187	193
Residential mortgage	19	1,664	1,826	71	6,744	7,619

Total	74	$12,898	$14,235	249	$38,791	$43,394

(1) Represents post-modification outstanding recorded investment. (2) Represents pre-modification outstanding recorded investment.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and nine months ended September 30, 2012, and the recorded investment and unpaid principal balance as of September 30, 2012.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	27	$4,984	$5,165	82	$15,956	$19,053
Commercial real estate—owner occupied	11	5,747	5,958	29	11,371	12,116
Commercial real estate—investor	3	3,201	3,583	25	12,514	13,400
Real estate construction	3	45	48	8	864	1,214
Home equity	9	619	652	33	1,796	1,845
Installment	5	138	140	10	219	222
Residential mortgage	1	108	108	15	3,145	3,329

Total	59	$14,842	$15,654	202	$45,865	$51,179

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three and nine months ended September 30, 2013, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three and nine months ended September 30, 2013.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2013, as well as the recorded investment in these restructured loans as of September 30, 2013.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	8	$506	18	$1,626
Commercial real estate—owner occupied	2	464	4	578
Commercial real estate—investor	1	405	5	1,992
Real estate construction	1	118	2	158
Home equity	4	147	12	699
Residential mortgage	8	1,150	15	2,385

Total	24	$2,790	56	$7,438

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2012, as well as the recorded investment in these restructured loans as of September 30, 2012.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	6	$847	19	$2,103
Commercial real estate—owner occupied	4	572	8	2,734
Commercial real estate—investor	4	3,678	12	8,487
Real estate construction	2	432	6	2,079
Home equity	8	1,829	12	2,065
Installment	—	—	2	333
Residential mortgage	5	609	11	1,157

Total	29	$7,967	70	$18,958

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

The Corporation conducted its annual impairment testing in May 2013, utilizing a qualitative assessment as permitted by recent accounting pronouncements (see Note 2 for additional information on this new accounting pronouncement). Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the Nasdaq bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2013 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. The annual impairment testing in prior years was based upon a quantitative measurement of the fair value of the reporting units. There were no impairment charges recorded in 2012 or through September 30, 2013. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At September 30, 2013, the Corporation had goodwill of $929 million, including goodwill of $428 million assigned to the Commercial Banking reporting unit and goodwill of $501 million assigned to the Consumer Banking reporting unit. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2013, and the year ended December 31, 2012.

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

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,231	$41,831
Accumulated amortization	(30,785)	(34,044)

Net book value	$5,446	$7,787

Amortization during the period	$2,341	$3,229
Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(12,534)	(11,843)

Net book value	$6,749	$7,440

Amortization during the period	$691	$966

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$61,425	$75,855
Additions	15,968	23,528
Amortization	(12,479)	(23,348)
Other-than-temporary impairment	—	(14,610)

Mortgage servicing rights at end of period	$64,914	$61,425

Valuation allowance at beginning of period	(15,476)	(27,703)
(Additions) / Recoveries, net	14,097	(2,383)
Other-than-temporary impairment	—	14,610

Valuation allowance at end of period	(1,379)	(15,476)

Mortgage servicing rights, net	$63,535	$45,949

Fair value of mortgage servicing rights	$69,214	$45,949
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	8,014,000	7,453,000
Mortgage servicing rights, net to servicing portfolio	0.79%	0.62%
Mortgage servicing rights expense(1)	$(1,618)	$25,731

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2013. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three months ending December 31, 2013	$780	$231	$2,884
Year ending December 31, 2014	2,868	879	10,412
Year ending December 31, 2015	1,405	839	8,554
Year ending December 31, 2016	281	803	7,090
Year ending December 31, 2017	112	770	5,900
Year ending December 31, 2018	—	740	4,930
Beyond 2018	—	2,487	25,144

Total Estimated Amortization Expense	5,446	6,749	64,914

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	September 30, 2013	December 31, 2012
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$64,924	$71,385
Securities sold under agreements to repurchase	515,555	679,070

Federal funds purchased and securities sold under agreements to repurchase	580,479	750,455
Federal Home Loan Bank (“FHLB”) advances	1,000,000	1,525,000
Commercial paper	46,401	51,484

Other short-term funding	1,046,401	1,576,484

Total short-term funding	$1,626,880	$2,326,939

Long-Term Funding
FHLB advances	$306	$400,375
Senior notes, at par	585,000	585,000
Subordinated debt, at par	25,821	25,821
Other long-term funding and capitalized costs	3,441	4,150

Total long-term funding	$614,568	$1,015,346

Total short and long-term funding	$2,241,448	$3,342,285

Short-term funding:

The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily.

Long-term funding:

FHLB advances: At September 30, 2013, the long-term FHLB advances had a weighted-average interest rate of 5.22%, compared to 1.79% at December 31, 2012. These advances all had fixed interest rates at both September 30, 2013 and December 31, 2012. During the first nine months of 2013, $400 million of long-term FHLB advances matured.

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

Subordinated debt: In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year, no-call provision. The subordinated debt was issued at a discount, has a fixed coupon interest rate of 9.25%, and is callable beginning in September 2013. The Corporation redeemed the outstanding subordinated debt effective October 15, 2013.

NOTE 9: Income Taxes

For the first nine months of 2013, the Corporation recognized income tax expense of $65 million, compared to income tax expense of $62 million for the first nine months of 2012. The effective tax rate was 31.68% for the first nine months of 2013, compared to an effective tax rate of 31.93% for the first nine months of 2012.

NOTE 10: Derivative and Hedging Activities

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation may also use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $47 million of investment securities as collateral at September 30, 2013, and pledged $70 million of investment securities as collateral at December 31, 2012.

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

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
September 30, 2013
Interest rate-related instruments—customer and mirror	$1,827,810	$48,390	Trading assets	1.56%	1.56%	45 months
Interest rate-related instruments—customer and mirror	1,827,810	(51,551)	Trading liabilities	1.56	1.56	45 months
Interest rate lock commitments (mortgage)	147,232	3,560	Other assets	—	—	—
Forward commitments (mortgage)	243,050	(4,553)	Other liabilities	—	—	—
Foreign currency exchange forwards	40,064	1,012	Trading assets	—	—	—
Foreign currency exchange forwards	36,715	(879)	Trading liabilities	—	—	—
Purchased options (time deposit)	116,158	5,578	Other assets	—	—	—
Written options (time deposit)	116,158	(5,578)	Other liabilities	—	—	—
December 31, 2012
Interest rate-related instruments—customer and mirror	$1,728,545	$69,370	Trading assets	1.30%	1.30%	47 months
Interest rate-related instruments—customer and mirror	1,728,545	(75,131)	Trading liabilities	1.30	1.30	47 months
Interest rate lock commitments (mortgage)	351,786	7,794	Other assets	—	—	—
Forward commitments (mortgage)	520,000	(147)	Other liabilities	—	—	—
Foreign currency exchange forwards	39,763	1,341	Trading assets	—	—	—
Foreign currency exchange forwards	35,745	(1,212)	Trading liabilities	—	—	—
Purchased options (time deposit)	111,262	3,620	Other assets	—	—	—
Written options (time deposit)	111,262	(3,620)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate-related instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
		($ in Thousands)
Nine Months Ended September 30, 2013
Interest rate-related instruments—customer and mirror, net	Capital market fees, net	$2,600
Interest rate lock commitments (mortgage)	Mortgage banking, net	(4,234)
Forward commitments (mortgage)	Mortgage banking, net	(4,406)
Foreign currency exchange forwards	Capital market fees, net	4
Nine Months Ended September 30, 2012
Interest rate-related instruments—customer and mirror, net	Capital market fees, net	$102
Interest rate lock commitments (mortgage)	Mortgage banking, net	12,995
Forward commitments (mortgage)	Mortgage banking, net	(3,396)
Foreign currency exchange forwards	Capital market fees, net	(71)
Covered call options	Interest on investment securities	469

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

Written and purchased option derivatives (time deposit)

The Corporation periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets. During September 2013, the Corporation terminated its Power CD product.

Other derivatives

During the second quarter of 2012, the Corporation began entering into covered call options. Under covered call options, the Corporation will sell options to a bank or dealer for the right to purchase certain securities held within the Corporation’s investment securities portfolio. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges, and, accordingly, the changes in fair value of these contracts are recognized in interest income. There were no covered call options outstanding as of September 30, 2013 or December 31, 2012.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2013 and December 31, 2012. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

September 30, 2013				Gross amounts not offset
	Gross	Gross amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in	Financial
	recognized	balance sheet	the balance sheet	instruments	Collateral	Net amount
	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$1,583	$—	$1,583	$(1,580)	$—	$3
Derivative liabilities:
Interest rate-related instruments	$49,082	$—	$49,082	$(1,580)	$(41,585)	$5,917

December 31, 2012				Gross amounts not offset
	Gross	Gross amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in	Financial
	recognized	balance sheet	the balance sheet	instruments	Collateral	Net amount
	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$66	$—	$66	$(66)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$73,067	$—	$73,067	$(66)	$(67,331)	$5,670

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

	September 30, 2013	December 31, 2012
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,125,756	$5,526,326
Commercial letters of credit (1)	129,258	85,689
Standby letters of credit (3)	271,627	303,705

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2013 or December 31, 2012.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both September 30, 2013 and December 31, 2012, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. For both September 30, 2013 and December 31, 2012, the Corporation had a reserve for losses on unfunded commitments totaling $22 million included in other liabilities on the consolidated balance sheets.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2013 was $34 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2012. Related to these investments, the Corporation had remaining commitments to fund of $16 million at September 30, 2013 and $18 million at December 31, 2012, respectively.

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

Resolution of legal claims is inherently unpredictable, and in many legal proceedings various factors exacerbate this inherent unpredictability, including where the damages sought are unsubstantiated or indeterminate, it is unclear whether a case brought as a class action will be allowed to proceed on that basis, discovery is not complete, the proceeding is not yet in its final stages, the matters present legal uncertainties, there are significant facts in dispute, there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants), or there is a wide range of potential results.

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received final approval from the court on August 1, 2013. By entering into such an agreement, the Bank has not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements. In the second quarter of 2012, the Bank settled with an insurer for a $2.5 million contribution to the settlement amount and partial reimbursement of defense costs of up to $2.1 million.

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Bank intends to vigorously defend this lawsuit. The court granted the Bank’s motion to dismiss the complaint on September 30, 2013. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

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

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the government-sponsored enterprises (“GSEs”). The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Corporation may be obligated to repurchase the loan or reimburse the GSEs for losses incurred (collectively, “make whole requests”). The make whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. As a result of make whole requests, the Corporation has repurchased loans with principal balances of $3 million and $5 million during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively, and paid loss reimbursement claims of

$3 million and $4 million during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. Make whole requests and claims had been relatively modest prior to 2012; however, similar to other banks, this activity steadily increased during the second half of 2012 and into the first nine months of 2013, and therefore, the Corporation had a repurchase reserve for potential claims on loans previously sold of $6 million at September 30, 2013, compared to $3 million at December 31, 2012. Make whole requests during 2012 and the first nine months of 2013 generally arose from loans sold during the period January 1, 2006 to September 30, 2013, which totaled $17.3 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2013, approximately $7.4 billion of these sold loans remain outstanding. Management will continue to monitor this activity and its impact on the reserve. The following summarizes the changes in the mortgage repurchase reserve.

	For the Nine
	Months Ended	For the Year Ended
	September 30, 2013	December 31, 2012
	($ in Thousands)
Balance at beginning of period	$3,300	$—
Repurchase provision expense	5,729	7,109
Charge offs	(2,829)	(3,809)

Balance at end of period	$6,200	$3,300

The Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2013, and December 31, 2012, there were approximately $57 million and $79 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

In October 2004, the Corporation acquired a thrift. Prior to the acquisition, this thrift retained a subordinate position to the FHLB in the credit risk on the underlying residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2013 and December 31, 2012, there were $249 million and $321 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (“PMI”) provided by third party insurers. The Corporation was previously a party to reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The reinsurance treaties typically provided that the Corporation would assume liability for losses once they exceeded 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. During the first half of 2013, the Corporation terminated its reinsurance treaties with all third party PMI mortgage reinsurance carriers. As a result, the Corporation’s estimated liability for reinsurance losses was $0 as of September 30, 2013, compared to $8 million at December 31, 2012.

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

Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury securities, certain Federal agency securities, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include certain Federal agency securities, obligations of state and political subdivisions (municipal securities), mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include pooled trust preferred debt securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 5, “Investment Securities,” for additional disclosure regarding the Corporation’s investment securities.

Derivative financial instruments (interest rate-related instruments): The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps, caps, collars, and corridors) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 10, “Derivative and Hedging Activities,” for additional disclosure regarding the Corporation’s derivative financial instruments.

The discounted cash flow analysis component in the fair value measurement reflects the contractual terms of the derivative financial instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. More specifically, the fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments), with the variable cash payments (or receipts) based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Likewise, the fair values of interest rate options (i.e., interest rate caps, collars, and corridors) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (or rise above) the strike rate of the floors (or caps), with the variable interest rates used in the calculation of projected receipts on the floor (or cap) based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2013, and December 31, 2012, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	September 30, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,003	$1,003	$—	$—
Obligations of state and political subdivisions (municipal securities)	702,727	—	702,727	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,617,080	—	3,617,080	—
Private-label	3,159	—	3,159	—
GSE commercial mortgage-related securities	429,108	—	429,108	—
Asset-backed securities	24,924	—	24,924	—
Other securities (debt and equity)	62,034	3,425	58,093	516

Total investment securities available for sale	$4,840,035	$4,428	$4,835,091	$516
Derivatives (trading and other assets)	$58,540	$—	$54,980	$3,560
Liabilities:
Derivatives (trading and other liabilities)	$62,561	$—	$58,008	$4,553

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Obligations of state and political subdivisions (municipal securities)	801,188	—	801,188	—
Residential mortgage-related securities:
GSE	3,798,155	—	3,798,155	—
Private-label	6,149	—	6,149	—
GSE commercial mortgage-related securities	228,166	—	228,166	—
Other securities (debt and equity)	92,096	2,841	88,775	480

Total investment securities available for sale	$4,926,758	$3,845	$4,922,433	$480
Derivatives (trading and other assets)	$82,125	$—	$74,331	$7,794
Liabilities:
Derivatives (trading and other liabilities)	$80,110	$—	$79,963	$147

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2012 and the nine months ended September 30, 2013, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

Using Significant Unobservable Inputs (Level 3)

($ in Thousands)	Investment Securities Available for Sale	Derivative Financial Instruments
Balance December 31, 2011	$856	$(200)
Total net gains included in income:
Mortgage derivative gain	—	7,847
Total net gains included in other comprehensive income:
Unrealized investment securities gains	49	—
Sales of investment securities	(425)	—

Balance December 31, 2012	$480	$7,647

Total net losses included in income:
Mortgage derivative loss	—	(8,640)
Total net gains included in other comprehensive income:
Unrealized investment securities gains	36	—

Balance September 30, 2013	$516	$(993)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2013, the Corporation utilized the following valuation techniques and significant unobservable inputs.

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

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to Mortgage Risk Management Committee. At September 30, 2013, the closing ratio was 82%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in discounts of 0% to 40%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 15.0% and 10.1% at September 30, 2013, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	September 30, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$102,052	$—	$102,052	$—
Impaired loans (1)	106,796	—	—	106,796
Mortgage servicing rights	69,214	—	—	69,214

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$261,410	$—	$261,410	$—
Impaired loans (1)	115,741	—	—	115,741
Mortgage servicing rights	45,949	—	—	45,949

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first nine months of 2013 and the full year 2012, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $25 million for the first nine months of 2013 and $47 million for the year ended December 31, 2012, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $2 million, $8 million, and $8 million to asset losses, net for the nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at September 30, 2013 and December 31, 2012, were as follows.

	September 30, 2013
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$526,009	$526,009	$526,009	$—	$—
Interest-bearing deposits in other financial institutions	277,761	277,761	277,761	—	—
Federal funds sold and securities purchased under agreements to resell	25,400	25,400	25,400	—	—
Investment securities held to maturity	125,095	121,489	—	121,489	—
Investment securities available for sale	4,840,035	4,840,035	4,428	4,835,091	516
FHLB and Federal Reserve Bank stocks	181,129	181,129	—	181,129	—
Loans held for sale	102,052	104,060	—	104,060	—
Loans, net	15,314,130	15,515,381	—	—	15,515,381
Bank owned life insurance	565,623	565,623	—	565,623	—
Accrued interest receivable	67,647	67,647	67,647	—	—
Interest rate-related agreements	48,390	48,390	—	48,390	—
Foreign currency exchange forwards	1,012	1,012	—	1,012	—
Interest rate lock commitments to originate residential mortgage loans held for sale	3,560	3,560	—	—	3,560
Purchased options (time deposit)	5,578	5,578	—	5,578	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$16,584,417	$16,584,417	$—	$—	$16,584,417
Brokered CDs and other time deposits	1,753,491	1,757,843	—	1,757,843	—
Short-term funding	1,626,880	1,626,880	—	1,626,880	—
Long-term funding	614,568	631,958	—	631,958	—
Accrued interest payable	1,915	1,915	1,915	—	—
Interest rate-related agreements	51,551	51,551	—	51,551	—
Foreign currency exchange forwards	879	879	—	879	—
Standby letters of credit (1)	3,934	3,934	—	3,934	—
Forward commitments to sell residential mortgage loans	4,553	4,553	—	—	4,553
Written options (time deposit)	5,578	5,578	—	5,578	—

	December 31, 2012
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$563,304	$563,304	$563,304	$—	$—
Interest-bearing deposits in other financial institutions	147,434	147,434	147,434	—	—
Federal funds sold and securities purchased under agreements to resell	27,135	27,135	27,135	—	—
Investment securities held to maturity	39,877	39,679	—	39,679	—
Investment securities available for sale	4,926,758	4,926,758	3,845	4,922,433	480
FHLB and Federal Reserve Bank stocks	166,774	166,774	—	166,774	—
Loans held for sale	261,410	265,914	—	265,914	—
Loans, net	15,113,613	14,873,851	—	—	14,873,851
Bank owned life insurance	556,556	556,556	—	556,556	—
Accrued interest receivable	68,386	68,386	68,386	—	—
Interest rate-related agreements	69,370	69,370	—	69,370	—
Foreign currency exchange forwards	1,341	1,341	—	1,341	—
Interest rate lock commitments to originate residential mortgage loans held for sale	7,794	7,794	—	—	7,794
Purchased options (time deposit)	3,620	3,620	—	3,620	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$14,941,971	$14,941,971	$—	$—	$14,941,971
Brokered CDs and other time deposits	1,997,894	1,997,894	—	1,997,894	—
Short-term funding	2,326,939	2,326,939	—	2,326,939	—
Long-term funding	1,015,346	1,041,550	—	1,041,550	—
Accrued interest payable	10,208	10,208	10,208	—	—
Interest rate-related agreements	75,131	75,131	—	75,131	—
Foreign currency exchange forwards	1,212	1,212	—	1,212	—
Standby letters of credit (1)	3,811	3,811	—	3,811	—
Forward commitments to sell residential mortgage loans	147	147	—	—	147
Written options (time deposit)	3,620	3,620	—	3,620	—

(1)	The commitment on standby letters of credit was $272 million and $304 million at September 30, 2013 and December 31, 2012, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Interest rate-related agreements—The fair value of interest rate-related instruments (swap, cap, collar, and corridor agreements) is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Purchased and written options— The fair value of the Corporation’s purchased and written options is determined using quoted prices of the underlying stocks.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2013 and 2012, and for the full year 2012 were as follows.

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2013	2012	2013	2012	2012
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,975	$2,613	$8,925	$7,838	$10,287
Interest cost	1,548	1,613	4,643	4,838	6,547
Expected return on plan assets	(4,305)	(3,558)	(12,915)	(10,673)	(14,713)
Amortization of prior service cost	17	17	52	52	72
Amortization of actuarial loss	1,073	640	3,218	1,920	2,708
Settlement Charge	—	—	—	—	408

Total net periodic benefit cost	$1,308	$1,325	$3,923	$3,975	$5,309

Postretirement Plan:
Interest cost	$40	$47	$120	$142	$182
Amortization of prior service cost	—	43	—	128	170

Total net periodic benefit cost	$40	$90	$120	$270	$352

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made contributions of $28 million and $32 million to its Pension Plan in the first nine months of 2013 and 2012, respectively.

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

Commercial Banking—The Commercial Banking segment serves a wide range of customers including, businesses, non-profits, municipalities, and financial institutions. Business customers in this segment include companies with a sales size from $10 million to over $500 million and delivery of services is provided through our regional and middle market units, our commercial real estate unit, as well as our specialized industries and commercial financial services area. The financial solutions provided to our customers include but are not limited to: (1) Lending solutions, such as business loans and lines of credit, business credit cards, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending. For our largest clients we also offer syndications to meet their lending needs (2) Deposit and cash management solutions such as business checking and interest-bearing deposit products, safe deposit and night depository services, liquidity solutions, payables and receivables solutions, and information services (3) Specialized financial services such as insurance and benefits related products and services, risk management, and international banking solutions. In serving the commercial banking segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services.

Consumer Banking—The Consumer Banking segment serves individuals and small businesses (up to $10 million in sales size) through our various Retail Banking and Private Client offices, and provides companies of varying sizes with fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management. The services provided to our individual and small business customers include but are not limited to: (1) Transactional solutions such as checking, debit and pre-paid cards, online banking and bill pay, and money transfer services (2) Lending solutions such as residential mortgages, home equity loans and lines of credit, business loans and lines, and personal and installment loans (3) Investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, market linked certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; as well as trust and investment management accounts. In serving the consumer banking segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances.

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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Nine Months Ended September 30, 2013
Net interest income	$237,071	$239,338	$1,935	$478,344
Noninterest income	70,665	152,746	13,815	237,226

Total revenue	307,736	392,084	15,750	715,570
Credit provision *	41,105	15,085	(48,190)	8,000
Noninterest expense	139,007	317,595	44,680	501,282
Income before income taxes	127,624	59,404	19,260	206,288
Income tax expense (benefit)	44,668	20,792	(106)	65,354
Net income	$82,956	$38,612	$19,366	$140,934
Return on average allocated capital (ROT1CE) **	14.4%	9.6%	3.7%	9.8%
Nine Months Ended September 30, 2012
Net interest income	$214,298	$229,955	$20,284	$464,537
Noninterest income	62,509	158,597	14,279	235,385

Total revenue	276,807	388,552	34,563	699,922
Credit provision *	34,298	14,539	(48,837)	—
Noninterest expense	143,856	324,795	36,844	505,495
Income before income taxes	98,653	49,218	46,556	194,427
Income tax expense	34,529	17,226	10,327	62,082
Net income	$64,124	$31,992	$36,229	$132,345
Return on average allocated capital (ROT1CE) **	11.8%	7.6%	8.0%	9.4%
Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 3Q 2013
Average earning assets	$8,411,966	$7,227,350	$5,252,541	$20,891,857
Average loans	8,403,176	7,227,350	3,927	15,634,453
Average deposits	5,376,970	9,637,856	2,273,966	17,288,792
Average allocated capital (T1CE) **	$770,005	$539,531	$566,473	$1,876,009
Average Balances for YTD 3Q 2012
Average earning assets	$7,416,060	$7,175,895	$4,881,252	$19,473,207
Average loans	7,409,822	7,175,895	25,348	14,611,065
Average deposits	4,405,655	9,397,577	1,420,573	15,223,805
Average allocated capital (T1CE) **	$725,564	$560,405	$540,301	$1,826,270

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Segment Income Statement Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended September 30, 2013
Net interest income	$80,561	$80,590	$(642)	$160,509
Noninterest income	23,458	43,050	4,408	70,916

Total revenue	104,019	123,640	3,766	231,425
Credit provision *	14,100	5,038	(19,138)	—
Noninterest expense	47,016	107,026	10,329	164,371
Income before income taxes	42,903	11,576	12,575	67,054
Income tax expense	15,016	4,052	2,328	21,396
Net income	$27,887	$7,524	$10,247	$45,658
Return on average allocated capital (ROT1CE) **	14.2%	5.6%	6.1%	9.3%
Three Months Ended September 30, 2012
Net interest income	$72,939	$73,171	$9,492	$155,602
Noninterest income	23,600	51,398	5,990	80,988

Total revenue	96,539	124,569	15,482	236,590
Credit provision *	11,946	4,828	(16,774)	—
Noninterest expense	48,531	108,963	12,209	169,703
Income before income taxes	36,062	10,778	20,047	66,887
Income tax expense	12,622	3,772	4,098	20,492
Net income	$23,440	$7,006	$15,949	$46,395
Return on average allocated capital (ROT1CE) **	12.6%	5.0%	10.6%	9.7%
Segment Balance Sheet Data

($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 3Q 2013
Average earning assets	$8,561,628	$7,166,154	$5,311,685	$21,039,467
Average loans	8,555,028	7,166,154	3,183	15,724,365
Average deposits	5,547,603	9,643,630	2,418,586	17,609,819
Average allocated capital (T1CE) **	$778,470	$530,368	$581,560	$1,890,398
Average Balances for 3Q 2012
Average earning assets	$7,752,013	$7,152,997	$4,754,786	$19,659,796
Average loans	7,742,175	7,152,997	21,621	14,916,793
Average deposits	4,622,499	9,346,068	1,647,289	15,615,856
Average allocated capital (T1CE) **	$740,400	$559,226	$550,984	$1,850,610

*	The consolidated credit provision is equal to the actual reported provision for loan losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) at September 30, 2013 and 2012, changes during the nine and three month periods then ended, and reclassifications out of accumulated other comprehensive income during the nine and three month periods ended September 30, 2013 and 2012, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and post retirement obligations are a component of personnel expense on the consolidated statements of income.

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2013	$86,109	$(37,506)	—	$48,603
Other comprehensive loss before reclassifications	(142,318)	—	—	(142,318)
Amounts reclassified from accumulated other comprehensive income (loss)	(582)	3,270	—	2,688
Income tax (expense) benefit	55,169	(1,262)	—	53,907

Net other comprehensive income (loss) during period	(87,731)	2,008	—	(85,723)

Balance September 30, 2013	$(1,622)	$(35,498)	$—	$(37,120)

Balance January 1, 2012	$99,761	$(33,173)	$(986)	$65,602
Other comprehensive income before reclassifications	2,870	—	6	2,876
Amounts reclassified from accumulated other comprehensive income (loss)	(4,109)	2,100	1,954	(55)
Income tax (expense) benefit	483	(819)	(784)	(1,120)

Net other comprehensive income (loss) during period	(756)	1,281	1,176	1,701

Balance September 30, 2012	$99,005	$(31,892)	$190	$67,303

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2013	$11,153	$(36,168)	—	$(25,015)
Other comprehensive loss before reclassifications	(20,558)	—	—	(20,558)
Amounts reclassified from accumulated other comprehensive income (loss)	(248)	1,090	—	842
Income tax (expense) benefit	8,031	(420)	—	7,611

Net other comprehensive income (loss) during period	(12,775)	670	—	(12,105)

Balance September 30, 2013	$(1,622)	$(35,498)	—	$(37,120)

Balance July 1, 2012	$99,021	$(32,319)	$(123)	$66,579
Other comprehensive income before reclassifications	3,479	—	20	3,499
Amounts reclassified from accumulated other comprehensive income (loss)	(3,506)	700	496	(2,310)
Income tax (expense) benefit	11	(273)	(203)	(465)

Net other comprehensive income (loss) during period	(16)	427	313	724

Balance September 30, 2012	$99,005	$(31,892)	$190	$67,303

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at September 30, 2013 (holding all other factors unchanged), if refinance interest rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 12%) lower. Conversely, if refinance interest rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 11%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was $1 million at September 30, 2013. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Segment Review

As discussed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Consumer Banking and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 15, “Segment Reporting,” of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During the first nine months of 2013, certain organization and methodology changes were made and, accordingly, 2012 results have been restated and presented on a comparable basis.

Year to Date Segment Review

The Commercial Banking segment consists of lending and deposit solutions to businesses, non-profits, municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Commercial Banking segment had net income of $83 million for the first nine months of 2013, up $19 million compared to $64 million for the comparable period in 2012. The Corporation began providing resources in late 2011 to grow this segment, including investments to expand into new markets (Cincinnati, Indianapolis, and Michigan) and new industry lending segments (power, oil and gas). Primarily as a result of these investments, segment revenue increased by $31 million to $308 million for the first nine months of 2013 compared to $277 million for the first nine months of 2012. The credit provision for loans increased $7 million to $41 million during the first nine months of 2013 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to the first nine months of 2012. Total noninterest expense for the first nine months of 2013 was $139 million, down $5 million from $144 million in the comparable period in 2012 as higher direct costs were more than offset by lower Corporate overhead charges. Average loan balances were $8.4 billion for the first nine months of 2013, up $1.0 billion from an average balance of $7.4 billion for the first nine months of 2012, and average deposit balances were $5.4 billion for the first nine months of 2013, up $1.0 billion from average deposits of $4.4 billion in the first nine months of 2012, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $44 million to $770 million for the first nine months of 2013 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the first nine months of 2012.

The Consumer Banking segment consists of lending and deposit solutions to individuals and small businesses and also provides a variety of investment and fiduciary products and services. The Consumer Banking segment had net income of $39 million in the first nine months of 2013, up $7 million compared to $32 million in the first nine months of 2012. Segment revenue grew $3 million to $392 million for the first nine months of 2013, primarily due to higher net interest income as increases in long-term funding rates favorably impacted the credits provided to the Consumer Banking segment on growth in deposit funding sources. The credit provision for loans was level at $15 million for the first nine months of 2013 and 2012. Total noninterest expense decreased $7 million to $318 million for the first nine months of 2013, as slightly higher direct costs were more than offset by lower allocated occupancy costs, reflecting a reduction in our branch network from branch closures. Average loan balances were level at $7.2 billion for both the first nine months of 2013 and 2012. Average deposits were $9.6 billion for the first nine months of 2013, up $240 million from $9.4 billion in the first nine months of 2012. Average allocated capital decreased $20 million to $540 million for the first nine months of 2013.

Risk Management and Shared Services had net income of $19 million in the first nine months of 2013, down $17 million compared to $36 million for the comparable period in 2012. The primary components of the decrease were an $18 million decrease in net interest income due to market changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating the net interest income and an $8 million increase in noninterest expense primarily due to higher unallocated occupancy costs for unused and vacant space as a result of retail branch closures. Average earning asset balances were $5.3 billion for the first nine months of 2013, up $371 million from an average balance of $4.9 billion during the first nine months of 2012, reflecting the growth in the Corporation’s investment portfolio.

Comparable Quarter Segment Review

The Commercial Banking segment had net income of $28 million for the third quarter of 2013, up $5 million compared to $23 million for the comparable quarter in 2012. The Corporation began providing resources to grow this segment in late 2011, including investments to expand into new markets (Cincinnati, Indianapolis, and Michigan) and new industry lending segments (power, oil and gas). Primarily as a result of these investments, segment revenue increased by $7 million to $104 million during the third quarter of 2013 compared to $97 million for the third quarter of 2012. The credit provision for loans increased $2 million to $14 million during the third quarter of 2013 due to the growth in the segment’s loan balances. Average loan balances were $8.6 billion for the third quarter of 2013, up $813 million from an average balance of $7.7 billion for the third quarter of 2012, and average deposit balances were $5.5 billion for the third quarter of 2013, up $925 million from average deposits of $4.6 billion in the third quarter of 2012, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $38 million to $778 million for the third quarter of 2013 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to the third quarter of 2012.

The Consumer Banking segment had net income of $8 million in the third quarter of 2013, up $1 million compared to $7 million in the third quarter of 2012. Segment revenue decreased $1 million to $124 million for the third quarter of 2013, primarily due to lower mortgage banking income, partially offset by higher net interest income as increases in long-term funding rates favorably impacted the credits provided to the Consumer Banking segment on growth in deposit funding sources. The credit provision for loans was level for the third quarter of 2013 and 2012 at $5 million. Total noninterest expense was down $2 million primarily due to a reduction in allocated occupancy costs due to the reduction in our branch network from branch closures. Average loan balances were level at $7.2 billion for the comparable third quarter periods. Average deposits were $9.6 billion for the third quarter of 2013, up $298 million from $9.3 billion in the third quarter of 2012. Average allocated capital decreased $29 million to $530 million for the third quarter of 2013.

Risk Management and Shared Services had net income of $10 million in the third quarter of 2013, down $6 million compared to $16 million for the comparable quarter in 2012. Primary components of the decrease were a $12 million decrease in total revenue and a $2 million higher credit provision partially offset by a $2 million decrease in income tax expense. Average deposit balances were $2.4 billion for the third quarter of 2013, up $771 million from an average balance of $1.6 billion during the third quarter of 2012, primarily from funding loan growth.

Results of Operations – Summary

The Corporation recorded net income of $141 million for the nine months ended September 30, 2013, compared to net income of $132 million for the nine months ended September 30, 2012. Net income available to common equity was $137 million for the nine months ended September 30, 2013, or net income of $0.82 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the nine months ended September 30, 2012, was $128 million, or net income of $0.74 for both basic and diluted earnings per common share. The net interest margin for the nine months ended September 30, 2013 was 3.15% compared to 3.29% for the nine months ended September 30, 2012.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	3rd Qtr 2013	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012
Net income (Quarter)	$45,658	$47,888	$47,388	$46,628	$46,395
Net income (Year-to-date)	140,934	95,276	47,388	178,973	132,345
Net income available to common equity (Quarter)	$44,373	$46,588	$46,088	$45,328	$45,095
Net income available to common equity (Year-to-date)	137,049	92,676	46,088	173,773	128,445
Earnings per common share – basic (Quarter)	$0.27	$0.28	$0.27	$0.26	$0.26
Earnings per common share – basic (Year-to-date)	0.82	0.55	0.27	1.00	0.74
Earnings per common share – diluted (Quarter)	$0.27	$0.28	$0.27	$0.26	$0.26
Earnings per common share – diluted (Year-to-date)	0.82	0.55	0.27	1.00	0.74
Return on average assets (Quarter)	0.78%	0.82%	0.83%	0.83%	0.84%
Return on average assets (Year-to-date)	0.81	0.83	0.83	0.81	0.81
Return on average equity (Quarter)	6.33%	6.58%	6.60%	6.23%	6.29%
Return on average equity (Year-to-date)	6.50	6.59	6.60	6.07	6.07
Return on average tangible common equity (Quarter)	9.48%	9.76%	9.81%	9.15%	9.32%
Return on average tangible common equity (Year-to-date)	9.68	9.78	9.81	8.96	9.02
Return on average Tier 1 common equity (Quarter) (1)	9.31%	9.94%	10.07%	9.61%	9.69%
Return on average Tier 1 common equity (Year-to-date) (1)	9.77	10.00	10.07	9.45	9.39
Efficiency ratio (Quarter) (2)	71.10%	69.54%	69.74%	73.71%	72.81%
Efficiency ratio (Year-to-date)(2)	70.11	69.64	69.74	72.92	72.65
Efficiency ratio, fully taxable equivalent (Quarter)(2)	69.75%	67.73%	68.10%	71.65%	69.79%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	68.51	67.91	68.10	69.99	69.43
Net interest margin (Quarter)	3.13%	3.16%	3.17%	3.32%	3.26%
Net interest margin (Year-to-date)	3.15	3.17	3.17	3.30	3.29

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	3rd Qtr 2013	2nd Qtr 2013	1st Qtr 2013	4th Qtr 2012	3rd Qtr 2012
Efficiency ratio (Quarter) (a)	71.10%	69.54%	69.74%	73.71%	72.81%
Taxable equivalent adjustment (Quarter)	(1.49)	(1.39)	(1.46)	(1.57)	(1.61)
Asset gains (losses), net (Quarter)	0.58	(0.01)	0.24	(0.06)	(0.98)
Other intangible amortization (Quarter)	(0.44)	(0.41)	(0.42)	(0.43)	(0.43)
Efficiency ratio, fully taxable equivalent (Quarter) (b)	69.75%	67.73%	68.10%	71.65%	69.79%
Efficiency ratio (Year-to-date)(a)	70.11%	69.64%	69.74%	72.92%	72.65%
Taxable equivalent adjustment (Year-to-date)	(1.44)	(1.43)	(1.46)	(1.60)	(1.62)
Asset gains (losses), net (Year-to-date)	0.26	0.12	0.24	(0.90)	(1.16)
Other intangible amortization (Year-to-date)	(0.42)	(0.42)	(0.42)	(0.43)	(0.44)
Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	68.51%	67.91%	68.10%	69.99%	69.43%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense, excluding other intangible amortization, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset gains / losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2013, was $493 million, an increase of $13 million (3%) versus the first nine months of 2012. The increase in taxable equivalent net interest income was attributable to favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $42 million), partially offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing reduced taxable equivalent net interest income by $29 million).

The net interest margin for the first nine months of 2013 was 3.15%, 14 bp lower than 3.29% for the same period in 2012. This comparable period decrease was comprised of a 7 bp decrease in interest rate spread (32 bp decrease in yield on earning assets offset by a decrease in the cost of interest-bearing liabilities of 25 bp) and a 7 bp lower contribution from net free funds.

The Federal Reserve left interest rates unchanged during 2012 and the first nine months of 2013. For the remainder of 2013, the Corporation anticipates continued pressure on the net interest margin as earning asset yields will continue to compress, while the ability to manage deposit and funding costs lower will become more challenging.

The yield on earning assets was 3.47% for the first nine months of 2013, 32 bp lower than the comparable period last year. Loan yields were down 33 bp, (to 3.77%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 32 bp (to 2.56%), and was also impacted by the low interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.41% for the first nine months of 2013 was 25 bp lower than the same period in 2012. Rates on interest-bearing deposits were down 14 bp (to 0.24%, reflecting the low rate environment and a reduction of higher cost deposit products). The cost of short and long-term funding decreased 38 bp (to 1.19%), with the cost of short-term funding down 15 bp (to 0.15%), while long-term funding decreased 14 bp (due to the early redemption of higher costing junior subordinated debentures during 2012).

Average earning assets were $20.9 billion for the first nine months of 2013, an increase of $1.4 billion (7%) from the comparable period last year. On average, loan balances increased $1.0 billion, including increases in commercial loans (up $1.1 billion) and residential mortgage loans (up $389 million), while retail loans decreased (down $488 million). Average investment securities and other short-term investments increased $395 million.

Average interest-bearing liabilities of $15.9 billion for the first nine months of 2013 increased $979 million from the first nine months of 2012. On average, interest-bearing deposits grew $1.6 billion (primarily attributable to a $1.2 billion increase in money market accounts and a $701 million increase in interest-bearing demand deposits, partially offset by a $417 million decrease in time deposits), while noninterest-bearing demand deposits (a principal component of net free funds) were up $433 million. Average short and long-term funding decreased $652 million between the comparable nine month periods, attributable to a $539 million decrease in securities sold under agreements to repurchase (“customer funding”) (driven by pricing strategies to shift funds away from customer funding and into more traditional deposit products) and a $205 million decrease in junior subordinated debentures.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,785,024	$156,541	3.62%	$5,041,098	$149,001	3.95%
Commercial real estate lending	3,695,150	109,298	3.95	3,316,306	105,259	4.24

Total commercial	9,480,174	265,839	3.75	8,357,404	254,260	4.06
Residential mortgage	3,666,556	91,074	3.31	3,277,879	91,273	3.71
Retail	2,487,723	84,487	4.54	2,975,782	103,230	4.63

Total loans	15,634,453	441,400	3.77	14,611,065	448,763	4.10
Investment securities	4,930,195	97,340	2.63	4,444,144	101,033	3.03
Other short-term investments	327,209	3,740	1.53	417,998	3,843	1.23

Investments and other (1)	5,257,404	101,080	2.56	4,862,142	104,876	2.88

Total earning assets	20,891,857	542,480	3.47	19,473,207	553,639	3.79
Other assets, net	2,328,652			2,314,461

Total assets	$23,220,509			$21,787,668

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,185,059	$693	0.08%	$1,085,514	$626	0.08%
Interest-bearing demand deposits	2,819,585	3,470	0.16	2,118,789	2,788	0.18
Money market deposits	7,178,857	10,304	0.19	5,930,870	11,233	0.25
Time deposits	1,891,026	9,460	0.67	2,307,642	17,693	1.02

Total interest-bearing deposits	13,074,527	23,927	0.24	11,442,815	32,340	0.38
Federal funds purchased and securities sold under agreements to repurchase	696,343	1,051	0.20	1,241,652	2,129	0.23
Other short-term funding	1,357,230	1,291	0.13	1,066,063	3,068	0.38
Long-term funding	779,079	22,833	3.91	1,177,223	35,740	4.05

Total short and long-term funding	2,832,652	25,175	1.19	3,484,938	40,937	1.57

Total interest-bearing liabilities	15,907,179	49,102	0.41	14,927,753	73,277	0.66

Noninterest-bearing demand deposits	4,214,265			3,780,990
Other liabilities	200,123			165,777
Stockholders’ equity	2,898,942			2,913,148

Total liabilities and equity	$23,220,509			$21,787,668

Interest rate spread			3.06%			3.13%
Net free funds			0.09			0.16

Net interest income, taxable equivalent, and net interest margin		$493,378	3.15%		$480,362	3.29%

Taxable equivalent adjustment		15,034			15,825

Net interest income		$478,344			$464,537

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$5,876,745	$52,215	3.53%	$5,275,069	$51,432	3.88%
Commercial real estate lending	3,768,895	37,630	3.96	3,440,220	35,913	4.16

Total commercial	9,645,640	89,845	3.70	8,715,289	87,345	3.99
Residential mortgage	3,714,459	30,479	3.28	3,320,212	30,044	3.62
Retail	2,364,266	26,816	4.51	2,881,292	33,251	4.60

Total loans	15,724,365	147,140	3.72	14,916,793	150,640	4.02
Investment securities	4,980,228	32,282	2.59	4,319,404	31,950	2.96
Other short-term investments	334,874	1,260	1.51	423,599	1,334	1.26

Investments and other (1)	5,315,102	33,542	2.52	4,743,003	33,284	2.81

Total earning assets	21,039,467	180,682	3.42	19,659,796	183,924	3.73
Other assets, net	2,274,110			2,356,952

Total assets	$23,313,577			$22,016,748

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,204,743	$249	0.08%	$1,117,194	229	0.08%
Interest-bearing demand deposits	2,810,962	1,101	0.16	2,136,280	926	0.17
Money market deposits	7,556,050	3,449	0.18	6,240,596	3,932	0.25
Time deposits	1,773,760	2,818	0.63	2,159,684	4,664	0.86

Total interest-bearing deposits	13,345,515	7,617	0.23	11,653,754	9,751	0.33
Federal funds purchased and securities sold under agreements to repurchase	633,594	308	0.19	1,266,995	750	0.24
Other short-term funding	1,417,113	434	0.12	837,316	815	0.39
Long-term funding	614,708	6,866	4.47	1,182,632	11,738	3.97

Total short and long-term funding	2,665,415	7,608	1.14	3,286,943	13,303	1.62

Total interest-bearing liabilities	16,010,930	15,225	0.38	14,940,697	23,054	0.62
Noninterest-bearing demand deposits	4,264,304			3,962,102
Other liabilities	175,453			180,239
Stockholders’ equity	2,862,890			2,933,710

Total liabilities and equity	$23,313,577			$22,016,748

Interest rate spread			3.04%			3.11%
Net free funds			0.09			0.15

Net interest income, taxable equivalent, and net interest margin		$165,457	3.13%		$160,870	3.26%

Taxable equivalent adjustment		4,948			5,268

Net interest income		$160,509			$155,602

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2013 was $8 million, compared to $0 for the first nine months of 2012 and $3 million for the full year of 2012. Net charge offs were $34 million for the first nine months of 2013, compared to $63 million for the first nine months of 2012 and $84 million for the full year of 2012. Annualized net charge offs as a percent of average loans for the first nine months of 2013 were 0.29%, compared to 0.58% for the first nine months of 2012 and 0.57% for the full year of 2012. At September 30, 2013, the allowance for loan losses was $272 million, down from $315 million at September 30, 2012 and $297 million at December 31, 2012. The ratio of the allowance for loan losses to total loans at September 30, 2013, was 1.74%, compared to 2.11% at September 30, 2012 and 1.93% at December 31, 2012. Nonaccrual loans at September 30, 2013 were $208 million, compared to $278 million at September 30, 2012, and $253 million at December 31, 2012. See Tables 7 and 8.

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

Noninterest Income

Noninterest income for the first nine months of 2013 was $237 million, up $2 million (1%) from the first nine months of 2012.

TABLE 3

Noninterest Income

($ in Thousands)

	3rd Qtr	3rd Qtr	Dollar	Percent	YTD	YTD	Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
Trust service fees	$11,380	$10,396	$984	9.5%	$33,695	$30,308	$3,387	11.2%
Service charges on deposit accounts	18,407	17,290	1,117	6.5	52,679	52,100	579	1.1
Card-based and other nondeposit fees	12,688	12,209	479	3.9	37,229	35,172	2,057	5.8
Insurance commissions	11,356	11,650	(294)	(2.5)	32,750	36,152	(3,402)	(9.4)
Brokerage and annuity commissions	3,792	3,632	160	4.4	10,996	11,965	(969)	(8.1)

Core fee-based revenue	57,623	55,177	2,446	4.4	167,349	165,697	1,652	1.0
Mortgage banking income	6,015	23,573	(17,558)	(74.5)	38,952	71,773	(32,821)	(45.7)
Mortgage servicing rights expense	2,473	7,992	(5,519)	(69.1)	(1,618)	21,803	(23,421)	(107.4)

Mortgage banking, net	3,542	15,581	(12,039)	(77.3)	40,570	49,970	(9,400)	(18.8)
Capital market fees, net	2,652	3,609	(957)	(26.5)	10,309	9,998	311	3.1
Bank owned life insurance (“BOLI”) income	2,817	3,290	(473)	(14.4)	9,068	10,746	(1,678)	(15.6)
Other	2,100	3,134	(1,034)	(33.0)	6,622	6,752	(130)	(1.9)

Subtotal	68,734	80,791	(12,057)	(14.9)	233,918	243,163	(9,245)	(3.8)
Asset gains (losses), net	1,934	(3,309)	5,243	(158.4)	2,726	(11,887)	14,613	(122.9)
Investment securities gains, net	248	3,506	(3,258)	(92.9)	582	4,109	(3,527)	(85.8)

Total noninterest income	$70,916	$80,988	$(10,072)	(12.4)%	$237,226	$235,385	$1,841	0.8%

Trust service fees were $34 million for the first nine months of 2013, up $3 million (11%) from the comparable period in 2012. The market value of assets under management at September 30, 2013 and 2012 was $7.1 billion and $5.9 billion, respectively.

Card-based and other nondeposit fees were $37 million for the first nine months of 2013, up $2 million (6%) from the first nine months of 2012, primarily attributable to higher commercial loan service charges due to year over year growth in commercial loan balances. Insurance commissions were $33 million, down $3 million (9%) from the first nine months of 2012, due to a $3 million reserve established in 2013 related to third party insurance products sold in prior years. Brokerage and annuity commissions were down $1 million (8%) for the comparable nine month periods of 2013 and 2012, attributable to lower fixed and variable annuity commissions.

Net mortgage banking income was $41 million for the first nine months of 2013 and $50 million for the first nine months of 2012. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $39 million for the first nine months of 2013, a decrease of $33 million compared to the first nine months of 2012. This decrease was primarily attributable to lower gains on sales and related income (down $27 million) and a $6 million repurchase reserve provision for losses related to repurchases and loss reimbursements on previously sold mortgage loans in the first nine months of 2013 versus none in the first nine months of 2012 (see Note 12, “Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities” of the notes to consolidated financial statements for additional information concerning this repurchase reserve). Secondary mortgage production was $2.0 billion for both the first nine months of 2013 and 2012.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $23 million lower than the comparable nine month period in 2012, with a $18 million favorable change to the valuation reserve (comprised of a $14 million recovery to the valuation reserve for the first nine months of 2013 compared to a $4 million addition to the valuation reserve for the first nine months of 2012) and a $5 million reduction in amortization. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve and higher amortization. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve and lower amortization. Mortgage servicing rights, net of any valuation allowance, are carried in other intangible assets, net, on the consolidated balance sheets at the lower of amortized cost or estimated fair value. At September 30, 2013, the mortgage servicing rights asset, net of its valuation allowance, was $64 million, representing 79 bp of the $8.0 billion servicing portfolio, compared to a net mortgage servicing rights asset of $45 million, representing 60 bp of the $7.5 billion servicing portfolio at September 30, 2012. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7 “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Bank owned life insurance income was $9 million, down $2 million from the first nine months of 2012, primarily due to death benefits received during the first nine months of 2012, as well as the lower interest rates on the underlying assets of the BOLI investment. Net asset gains of $3 million for the first nine months of 2013 were primarily attributable to gains of $5 million on the sale of real estate and miscellaneous assets, partially offset by losses of $2 million on the sales and other write-downs of other real estate owned. Net asset losses of $12 million for the first nine months of 2012 were primarily attributable to a $6 million write-down on software placed into production during the second quarter of 2012, $9 million of losses on sales and other write-downs on other real estate owned, and a $3 million impairment charge on certain limited partnership investments, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois.

Noninterest Expense

Noninterest expense was $501 million for the first nine months of 2013, down $4 million (1%) from the comparable period in 2012. Personnel expense was up $12 million (4%), while nonpersonnel noninterest expenses were down $16 million (8%) on a combined basis. For 2013, the Corporation expects flat year over year noninterest expense.

TABLE 4

Noninterest Expense

($ in Thousands)

	3rd Qtr	3rd Qtr	Dollar	Percent	YTD	YTD	Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
Personnel expense	$98,102	$95,231	$2,871	3.0%	$295,800	$283,331	$12,469	4.4%
Occupancy	14,758	14,334	424	3.0	44,725	43,521	1,204	2.8
Equipment	6,213	5,935	278	4.7	18,842	17,122	1,720	10.0
Data processing	12,323	11,022	1,301	11.8	36,482	31,842	4,640	14.6
Business development and advertising	5,947	5,059	888	17.6	15,512	15,908	(396)	(2.5)
Other intangible asset amortization	1,010	1,048	(38)	(3.6)	3,032	3,146	(114)	(3.6)
Loan expense	3,157	3,297	(140)	(4.2)	9,485	9,155	330	3.6
Legal and professional fees	3,482	7,686	(4,204)	(54.7)	14,310	23,058	(8,748)	(37.9)
Losses other than loans	(1,400)	3,577	(4,977)	(139.1)	83	9,187	(9,104)	(99.1)
Foreclosure / OREO expense	2,515	4,071	(1,556)	(38.2)	7,239	11,776	(4,537)	(38.5)
FDIC expense	4,755	5,017	(262)	(5.2)	14,582	14,665	(83)	(0.6)
Other	13,509	13,426	83	0.6	41,190	42,784	(1,594)	(3.7)

Total noninterest expense	$164,371	$169,703	$(5,332)	(3.1)%	$501,282	$505,495	$(4,213)	(0.8)%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $296 million for the first nine months of 2013, up $12 million (4%) versus the first nine months of 2012. Average full-time equivalent employees were 4,776 for the first nine months of 2013, down 4% from 4,987 for the comparable nine month period of 2012. Salary-related expenses increased $15 million (7%). This increase was primarily the result of higher compensation (up $8 million or 5%) and higher performance based incentives (up $4 million or 6%). Fringe benefit expenses were down $3 million (5%) versus the first nine months of 2012, primarily due to a decrease in health insurance costs.

Nonpersonnel noninterest expenses on a combined basis were $205 million, down $16 million (8%) compared to the first nine months of 2012. Occupancy, equipment and data processing were up $8 million (8%), due to strategic investments in our branch network, systems and infrastructure. Legal and professional fees for the first nine months of 2013 were $14 million, down $9 million (38%) from the comparable nine month period in 2012 due to a decrease in consultant costs related to certain BSA compliance issues. Losses other than loans decreased $9 million from the first nine months of 2012 primarily due to a $5 million decrease in the provision for losses on unfunded commitments and a $3 million decrease in the provision for reinsurance losses. Foreclosure / OREO expenses of $7 million decreased $5 million, primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. All remaining noninterest expense categories on a combined basis were down $2 million (2%) compared to the first nine months of 2012.

Income Taxes

For the first nine months of 2013, the Corporation recognized income tax expense of $65 million, compared to income tax expense of $62 million for the first nine months of 2012. The effective tax rate was 31.68% for the first nine months of 2013, compared to an effective tax rate of 31.93% for the first nine months of 2012. During the fourth quarter of 2013, the Corporation expects to record a $6 million net decrease in the reserve for uncertain tax positions related to the settlement of a tax issue and the expiration of various statutes of limitations.

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

Balance Sheet

At September 30, 2013, total assets were $23.7 billion, up $201 million (1%) from December 31, 2012. Loans of $15.6 billion at September 30, 2013 were up $175 million (1%) from December 31, 2012, with increases in residential mortgage loans of $313 million and commercial loans of $236 million, partially offset by a decrease of $328 million in home equity loans. See section “Credit Risk” for a detailed discussion of the changes in the loan portfolio and the related credit risk management for each loan type. Investment securities were $5.0 billion at September 30, 2013, unchanged from year-end 2012.

At September 30, 2013, total deposits of $18.3 billion were up $1.4 billion (8%) from December 31, 2012. Since December 31, 2012, money market deposits increased $1.7 billion and interest- bearing demand deposits increased $181 million, while other time deposits were down $274 million. Noninterest-bearing demand deposits decreased $306 million to $4.5 billion and represented 24% of total deposits, down from 28% of total deposits at December 31, 2012. Given the increase in deposit balances, short and long-term funding declined $1.1 billion (33%) since year-end 2012, including a decrease of $925 million in FHLB advances.

Since September 30, 2012, loans increased $620 million (4%), with commercial loans up $662 million and residential mortgage loans up $485 million, offset by a $466 million decline in home equity loans. Since September 30, 2012, deposits increased $1.9 billion (11%), attributable to a $1.5 billion increase in money market deposits, a $505 million increase in interest bearing demand deposits, and a $133 million increase in noninterest-bearing demand deposits, partially offset by a $370 million decrease in other time deposits. Given the increase in deposit balances, short and long-term funding declined $817 million (27%), including a $533 million decrease in customer funding, the repayment of $186 million of junior subordinated debentures, and a net decrease of $100 million in FHLB advances.

TABLE 5

Period End Loan Composition

($ in Thousands)

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial and industrial	$4,703,056	30%	$4,752,838	30%	$4,651,143	30%	$4,502,021	29%	$4,265,356	29%
Commercial real estate—owner occupied	1,147,352	8	1,174,866	8	1,199,513	8	1,219,747	8	1,197,517	8
Lease financing	51,727	—	55,084	—	57,908	—	64,196	1	60,818	—

Commercial and business lending	5,902,135	38	5,982,788	38	5,908,564	38	5,785,964	38	5,523,691	37
Commercial real estate—investor	2,847,152	18	3,010,992	19	2,900,167	18	2,906,759	19	2,787,158	19
Real estate construction	834,744	5	800,569	5	729,145	5	655,381	4	611,186	4

Commercial real estate lending	3,681,896	23	3,811,561	24	3,629,312	23	3,562,140	23	3,398,344	23

Total commercial	9,584,031	61	9,794,349	62	9,537,876	61	9,348,104	61	8,922,035	60
Home equity revolving lines of credit	875,703	6	888,162	6	904,187	6	936,065	6	988,800	7
Home equity loans first liens	794,912	5	863,779	5	940,017	6	1,013,757	6	1,079,075	7
Home equity loans junior liens	220,763	1	234,292	2	254,203	2	269,672	2	289,025	2

Home equity	1,891,378	12	1,986,233	13	2,098,407	14	2,219,494	14	2,356,900	16
Installment	420,268	3	434,029	3	447,445	3	466,727	3	482,451	3
Residential mortgage	3,690,177	24	3,531,988	22	3,467,834	22	3,376,697	22	3,204,828	21

Total consumer	6,001,823	39	5,952,250	38	6,013,686	39	6,062,918	39	6,044,179	40

Total loans	$15,585,854	100%	$15,746,599	100%	$15,551,562	100%	$15,411,022	100%	$14,966,214	100%

Farmland	$14,278	1%	$14,867	1%	$15,761	1%	$17,730	1%	$18,471	1%
Multi-family	896,819	31	965,373	32	905,268	31	905,372	31	827,096	30
Non-owner occupied	1,936,055	68	2,030,752	67	1,979,138	68	1,983,657	68	1,941,591	69

Commercial real estate—investor	$2,847,152	100%	$3,010,992	100%	$2,900,167	100%	$2,906,759	100%	$2,787,158	100%

1-4 family construction	$248,294	30%	$238,336	30%	$209,290	29%	$176,874	27%	$139,431	23%
All other construction	586,450	70	562,233	70	519,855	71	478,507	73	471,755	77

Real estate construction	$834,744	100%	$800,569	100%	$729,145	100%	$655,381	100%	$611,186	100%

Credit Risk

Total loans were $15.6 billion at September 30, 2013, an increase of $175 million or 1% from December 31, 2012. Commercial and business loans were $5.9 billion, up $116 million (2%) from December 31, 2012, to represent 38% of total loans at September 30, 2013. Commercial real estate totaled $3.7 billion at September 30, 2013 and represented 23% of total loans, an increase of $120 million (3%) from December 31, 2012. Consumer loans were $6.0 billion, down $61 million (1%) from December 31, 2012, and represented 39% of total loans at September 30, 2013.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2012 and the first nine months of 2013. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $5.9 billion at September 30, 2013, up $116 million (2%) since year-end 2012. The commercial and business lending classification primarily includes commercial loans to middle market companies and small businesses. At September 30, 2013, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 8% of total loans and 21% of the total commercial and business loan portfolio. The next largest industry group within the commercial and business loan category included the wholesale trade sector, which represented 4% of total loans and 11% of the total commercial and business loan portfolio at September 30, 2013. The remaining portfolio is spread over a diverse range of industries, none of which exceeds 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $3.7 billion at September 30, 2013, up $120 million (3%) from December 31, 2012. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $2.8 billion at September 30, 2013, a decrease of $60 million (2%) from December 31, 2012. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multifamily projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multifamily projects. Credit risk is managed in a similar manner to commercial and industrial loans and real estate construction by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were $835 million, an increase of $179 million (27%) compared to December 31, 2012. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, underwriting the loans to meet the requirements of institutional investors in the secondary market, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Consumer loans totaled $6.0 billion at September 30, 2013, down $61 million (1%) compared to December 31, 2012. Loans in this classification include residential mortgage, home equity and installment loans. Residential mortgage loans totaled $3.7 billion at September 30, 2013, up $313 million (9%) from December 31, 2012. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. PMI insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, generally the

Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The Corporation also retains a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At September 30, 2013, the residential mortgage portfolio was comprised of $1.4 billion of fixed-rate residential real estate mortgages and $2.3 billion of adjustable-rate residential real estate mortgages.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans consist of a combination of both borrower FICO and the LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

Home equity totaled $1.9 billion at September 30, 2013, down $328 million (15%) compared to December 31, 2012, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Loans and lines in a junior position at September 30, 2013 included approximately 36% for which the Corporation also owned or serviced the related first lien loan and approximately 64% where the Corporation did not service the related first lien loan.

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

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 760. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required. As of September 30, 2013, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Home equity lines are variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at September 30, 2013, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

Home Equity Lines of Credit—Revolving Period End Dates	$ in Thousands
Less than 1 year	$4,810
1 - 3 years	4,145
3 - 5 years	6,678
5 - 10 years	142,187
Over 10 years	717,883

Total home equity revolving lines of credit	$875,703

Installment loans totaled $420 million at September 30, 2013 down $46 million (10%) compared to December 31, 2012, and consist of educational loans, as well as short-term and other personal installment loans. The Corporation had $339 million and $374 million of education loans at September 30, 2013 and December 31, 2012, respectively, the majority of which are government guaranteed. Credit risk for these types of loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2013, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Noninterest-bearing demand	$4,453,663	24%	$4,259,776	25%	$4,453,109	26%	$4,759,556	28%	$4,320,437	26%
Savings	1,195,944	7	1,211,567	7	1,197,134	7	1,109,861	7	1,115,783	7
Interest-bearing demand	2,735,529	15	2,802,277	17	2,966,934	17	2,554,479	15	2,230,740	14
Money market	8,199,281	45	7,040,317	41	6,836,678	39	6,518,075	38	6,682,640	41
Brokered CDs	56,024	—	59,206	—	49,919	—	26,270	—	33,612	—
Other time	1,697,467	9	1,759,293	10	1,917,520	11	1,971,624	12	2,067,380	12

Total deposits	$18,337,908	100%	$17,132,436	100%	$17,421,294	100%	$16,939,865	100%	$16,450,592	100%
Customer repo sweeps	515,555		489,700		617,038		564,038		600,225
Customer repo term	—		—		4,882		115,032		448,782

Total customer funding	515,555		489,700		621,920		679,070		1,049,007

Total deposits and customer funding	$18,853,463		$17,622,136		$18,043,214		$17,618,935		$17,499,599

Network transaction deposits included above in interest-bearing demand and money market	$2,222,810		$2,135,306		$2,054,714		$1,684,745		$1,740,434
Total network transaction deposits and Brokered CDs	2,278,834		2,194,512		2,104,633		1,711,015		1,774,046
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$16,574,629		$15,427,624		$15,938,581		$15,907,920		$15,725,553

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

The methodology used for the allocation of the allowance for loan losses at September 30, 2013 and December 31, 2012 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

At September 30, 2013, the allowance for loan losses was $272 million compared to $315 million at September 30, 2012, and $297 million at December 31, 2012. At September 30, 2013, the allowance for loan losses to total loans was 1.74% and covered 131% of nonaccrual loans, compared to 2.11% and 113%, respectively, at September 30, 2012, and 1.93% and 118%, respectively, at December 31, 2012. The provision for loan losses for the first nine months of 2013 was $8 million, compared to $0 for the first nine months of 2012, and $3 million for the full year 2012. Net charge offs were $34 million for the first nine months of 2013, $63 million for the comparable period ended September 30, 2012, and $84 million for the full year 2012. The ratio of net charge offs to average loans on an annualized basis was 0.29%, 0.58%, and 0.57% for the nine months ended September 30, 2013, and 2012, and the full year 2012, respectively. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Credit quality continued to improve during the first nine months of 2013. Nonaccrual loans declined to $208 million (representing 1.33% of total loans), down 25% from September 30, 2012 and down 18% from December 31, 2012, due to portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Accruing loans past due 30-89 days totaled $56 million at September 30, 2013, an increase of 34% from September 30, 2012 and a decrease of 12% from December 31, 2012, while potential problem loans declined to $277 million, a reduction from both the first nine months of 2012 and year-end 2012. For the remainder of 2013, the Corporation expects modest improvement in credit trends and the provision for loan losses to generally be consistent with quarterly loan growth.

Management believes the level of allowance for loan losses to be appropriate at September 30, 2013 and December 31, 2012.

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

TABLE 7

Allowance for Loan Losses

($ in Thousands)

	At and For the Nine Months Ended						At and For the Year
	September 30,						Ended December 31,
	2013			2012			2012
Allowance for Loan Losses:
Balance at beginning of period	$297,409			$378,151			$378,151
Provision for loan losses	8,000			—			3,000
Charge offs	(69,320)			(86,629)			(117,046)
Recoveries	35,635			23,628			33,304

Net charge offs	(33,685)			(63,001)			(83,742)

Balance at end of period	$271,724			$315,150			$297,409

Net loan charge offs:		(A	)		(A	)		(A	)
Commercial and industrial	$1,726	5		$22,247	76		$24,877	63
Commercial real estate—owner occupied	5,168	59		1,571	19		3,627	33
Lease financing	4	1		(1,856)	N/M		(1,102)	N/M

Commercial and business lending	6,898	16		21,962	58		27,402	53
Commercial real estate—investor	2,748	13		9,436	46		9,204	33
Real estate construction	994	17		601	14		1,459	25

Commercial real estate lending	3,742	14		10,037	40		10,663	32

Total commercial	10,640	15		31,999	51		38,065	45
Home equity revolving lines of credit	6,894	102		12,421	163		16,011	159
Home equity loans first liens	2,283	34		2,640	32		3,700	34
Home equity loans junior liens	4,791	263		7,095	302		10,516	344

Home equity	13,968	91		22,156	121		30,227	125
Installment	367	11		796	20		1,823	36
Residential mortgage	8,710	32		8,050	33		13,627	41

Total consumer	23,045	50		31,002	66		45,677	73

Total net charge offs	$33,685	29		$63,001	58		$83,742	57

CRE & Construction Net Charge Off Detail:		(A	)		(A	)		(A	)
Farmland	$366	318		$(47)	(27)		$(47)	(21)
Multi-family	536	8		4	—		103	1
Non-owner occupied	1,846	12		9,479	65		9,148	47

Commercial real estate—investor	$2,748	13		$9,436	46		$9,204	33

1-4 family construction	$(1,112)	(66)		$(1,246)	(130)		$(1,541)	N/M
All other construction	2,106	52		1,847	55		3,000	66

Real estate construction	$994	17		$601	14		$1,459	25

(A)—Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M—Not meaningful.

Ratios:
Allowance for loan losses to total loans	1.74%			2.11%			1.93%
Allowance for loan losses to net charge offs (annualized)	6.0x			3.7x			3.6x

TABLE 7 (continued)

Allowance for Loan Losses

($ in Thousands)

Quarterly Trends:	September 30,		June 30,		March 31,			December 31,		September 30,
	2013		2013		2013			2012		2012
Allowance for Loan Losses:
Balance at beginning of period	$277,218		$286,923		$297,409			$315,150		$332,658
Provision for loan losses	—		4,000		4,000			3,000		—
Charge offs	(20,288)		(21,904)		(27,128)			(30,417)		(25,030)
Recoveries	14,794		8,199		12,642			9,676		7,522

Net charge offs	(5,494)		(13,705)		(14,486)			(20,741)		(17,508)

Balance at end of period	$271,724		$277,218		$286,923			$297,409		$315,150

Net loan charge offs:		(A )		(A )		(A	)		(A )		(A )
Commercial and industrial	$(447)	(4)	$1,477	13	$696	6		$2,630	25	$3,831	37
Commercial real estate - owner occupied	2,076	72	1,574	54	1,518	51		2,056	69	(8)	(0)
Lease financing	—	—	16	12	(12)	(8)		754	480	(20)	(13)

Commercial and business lending	1,629	11	3,067	21	2,202	16		5,440	40	3,803	29
Commercial real estate - investor	(414)	(6)	2,999	41	163	2		(232)	(3)	1,905	27
Real estate construction	(303)	(15)	(95)	(5)	1,392	82		858	54	(187)	(12)

Commercial real estate lending	(717)	(8)	2,904	31	1,555	18		626	7	1,718	20

Total commercial	912	4	5,971	25	3,757	17		6,066	27	5,521	25
Home equity revolving lines of credit	767	34	2,512	112	3,615	159		3,590	148	4,180	167
Home equity loans first liens	564	27	954	42	765	32		1,060	40	1,056	38
Home equity loans junior liens	800	140	2,034	336	1,957	303		3,421	486	2,686	361

Home equity	2,131	44	5,500	108	6,337	119		8,071	140	7,922	132
Installment	124	11	66	6	177	16		1,027	86	324	26
Residential mortgage	2,327	25	2,168	24	4,215	47		5,577	64	3,741	45

Total consumer	4,582	30	7,734	50	10,729	70		14,675	93	11,987	77

Total net charge offs	$5,494	14	$13,705	35	$14,486	38		$20,741	55	$17,508	47

CRE & Construction Net Charge Off Detail:		(A )		(A )		(A	)		(A )		(A )
Farmland	$—	—	(32)	(84)	398	N/M		—	—	(100)	(195)
Multi-family	127	5	942	40	(533)	(24)		99	5	55	3
Non-owner occupied	(541)	(11)	2,089	42	298	6		(331)	(7)	1,950	39

Commercial real estate - investor	$(414)	(6)	2,999	41	163	2		(232)	(3)	1,905	27

1-4 family construction	$(904)	(143)	(349)	(62)	141	29		(295)	(73)	(530)	(145)
All other construction	601	41	254	19	1,251	103		1,153	98	343	30

Real estate construction	$(303)	(15)	(95)	(5)	1,392	82		858	54	(187)	(12)

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M – Not meaningful.

TABLE 8

Nonperforming Assets

($ in Thousands)

	September 30,		June 30,		March 31,		December 31,		September 30,
	2013		2013		2013		2012		2012
Nonperforming assets:
Nonaccrual loans:
Commercial	$133,016		$136,576		$137,548		$152,456		$177,988
Residential mortgage	47,866		51,250		52,181		59,359		58,824
Retail	26,712		29,667		35,707		41,053		41,360

Total nonaccrual loans (NALs)	207,594		217,493		225,436		252,868		278,172
Other real estate owned (OREO)	25,077		27,407		35,156		34,900		36,053

Total nonperforming assets (NPAs)	$232,671		$244,900		$260,592		$287,768		$314,225

Accruing loans past due 90 days or more:
Commercial	$1,198		$770		$4,595		$1,036		$1,667
Residential mortgage	110		—		144		144		—
Retail	755		778		951		1,109		667

Total accruing loans past due 90 days or more	$2,063		$1,548		$5,690		$2,289		$2,334

Restructured loans (accruing):
Commercial	$86,468		$87,970		$88,932		$88,182		$103,531
Residential mortgage	20,300		20,593		20,941		22,284		22,121
Retail	10,275		10,503		10,220		10,621		10,139

Total restructured loans (accruing)	$117,043		$119,066		$120,093		$121,087		$135,791

Nonaccrual restructured loans (included in nonaccrual loans)	$69,311		$70,354		$67,811		$80,590		$74,251
Ratios:
Nonaccrual loans to total loans	1.33%		1.38%		1.45%		1.64%		1.86%
NPAs to total loans plus OREO	1.49%		1.55%		1.67%		1.86%		2.09%
NPAs to total assets	0.98%		1.04%		1.12%		1.23%		1.38%
Allowance for loan losses to NALs	130.89%		127.46%		127.27%		117.61%		113.29%
Allowance for loan losses to total loans	1.74%		1.76%		1.84%		1.93%		2.11%

Nonperforming assets by type:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$36,105	1%	$30,302	1%	$33,242	1%	$39,182	1%	$41,694	1%
Commercial real estate - owner occupied	28,301	2%	24,003	2%	23,199	2%	24,254	2%	27,161	2%
Lease financing	99	—%	72	—%	2,165	4%	3,031	5%	5,927	10%

Commercial and business lending	64,505	1%	54,377	1%	58,606	1%	66,467	1%	74,782	1%
Commercial real estate - investor	49,841	2%	60,780	2%	56,776	2%	58,687	2%	71,522	3%
Real estate construction	18,670	2%	21,419	3%	22,166	3%	27,302	4%	31,684	5%

Commercial real estate lending	68,511	2%	82,199	2%	78,942	2%	85,989	2%	103,206	3%

Total commercial	133,016	1%	136,576	1%	137,548	1%	152,456	2%	177,988	2%
Home equity revolving lines of credit	11,991	1%	12,940	1%	15,914	2%	20,446	2%	19,242	2%
Home equity loans first liens	6,131	1%	7,898	1%	8,626	1%	8,717	1%	9,425	1%
Home equity loans junior liens	7,321	3%	7,296	3%	9,405	4%	10,052	4%	9,800	3%

Home equity	25,443	1%	28,134	1%	33,945	2%	39,215	2%	38,467	2%
Installment	1,269	—%	1,533	—%	1,762	—%	1,838	—%	2,893	1%
Residential mortgage	47,866	1%	51,250	1%	52,181	2%	59,359	2%	58,824	2%

Total consumer	74,578	1%	80,917	1%	87,888	1%	100,412	2%	100,184	2%

Total nonaccrual loans	207,594	1%	217,493	1%	225,436	1%	252,868	2%	278,172	2%
Commercial real estate owned	10,003		11,696		15,142		16,664		15,984
Residential real estate owned	8,975		9,087		12,078		12,748		11,219
Bank properties real estate owned	6,099		6,624		7,936		5,488		8,850

Other real estate owned	25,077		27,407		35,156		34,900		36,053

Total nonperforming assets	$232,671		$244,900		$260,592		$287,768		$314,225

Commercial real estate & Real estate construction NALs Detail:
Farmland	$109	1%	$70	—%	$—	—%	$803	5%	$1,132	6%
Multi-family	5,260	1%	6,726	1%	8,306	1%	9,328	1%	11,448	1%
Non-owner occupied	44,472	2%	53,984	3%	48,470	2%	48,556	2%	58,942	3%

Commercial real estate - investor	$49,841	2%	$60,780	2%	$56,776	2%	$58,687	2%	$71,522	3%

1-4 family construction	$12,654	5%	$14,222	6%	$14,538	7%	$16,639	9%	$16,725	12%
All other construction	6,016	1%	7,197	1%	7,628	1%	10,663	2%	14,959	3%

Real estate construction	$18,670	2%	$21,419	3%	$22,166	3%	$27,302	4%	$31,684	5%

(A)	Ratio of nonaccrual loans by type to total loans by type.

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Loans 30-89 days past due by type:
Commercial and industrial	$6,518	$8,516	$10,263	$11,339	$3,795
Commercial real estate— owner occupied	8,505	8,105	6,804	11,053	4,843
Lease financing	1,000	57	283	12	17

Commercial and business lending	16,023	16,678	17,350	22,404	8,655
Commercial real estate— investor	21,747	18,269	25,201	13,472	8,809
Real estate construction	820	797	2,287	3,155	1,254

Commercial real estate lending	22,567	19,066	27,488	16,627	10,063

Total commercial	38,590	35,744	44,838	39,031	18,718
Home equity revolving lines of credit	6,318	7,739	1,832	7,829	9,543
Home equity loans first liens	1,376	1,857	1,869	1,457	1,535
Home equity loans junior liens	2,206	2,709	2,848	4,252	3,745

Home equity	9,900	12,305	6,549	13,538	14,823
Installment	1,170	1,434	2,500	2,109	1,693
Residential mortgage	6,722	9,920	8,793	9,403	6,878

Total consumer	17,792	23,659	17,842	25,050	23,394

Total loans past due 30-89 days	$56,382	$59,403	$62,680	$64,081	$42,112

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$—	$455	$172	$101	$15
Multi-family	216	14,533	15,612	1,901	469
Non-owner occupied	21,531	3,281	9,417	11,470	8,325

Commercial real estate— investor	$21,747	$18,269	$25,201	$13,472	$8,809

1-4 family construction	$579	$449	$1,088	$503	$809
All other construction	241	348	1,199	2,652	445

Real estate construction	$820	$797	$2,287	$3,155	$1,254

Potential problem loans by type:
Commercial and industrial	$112,947	$127,382	$127,367	$128,434	$120,888
Commercial real estate— owner occupied	61,256	75,074	93,098	99,592	120,034
Lease financing	207	279	251	264	214

Commercial and business lending	174,410	202,735	220,716	228,290	241,136
Commercial real estate— investor	87,526	89,342	101,775	107,068	133,046
Real estate construction	7,540	9,184	10,040	13,092	18,477

Commercial real estate lending	95,066	98,526	111,815	120,160	151,523

Total commercial	269,476	301,261	332,531	348,450	392,659
Home equity revolving lines of credit	170	308	450	520	518
Home equity loans first liens	—	—	—	—	—
Home equity loans junior liens	2,067	2,307	2,871	3,150	2,825

Home equity	2,237	2,615	3,321	3,670	3,343
Installment	67	83	99	111	131
Residential mortgage	5,342	5,917	7,882	8,762	8,197

Total consumer	7,646	8,615	11,302	12,543	11,671

Total potential problem loans	$277,122	$309,876	$343,833	$360,993	$404,330

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

Nonaccrual loans were $208 million at September 30, 2013, compared to $278 million at September 30, 2012 and $253 million at December 31, 2012. As shown in Table 8, total nonaccrual loans were down $71 million (25%) since September 30, 2012, with commercial nonaccrual loans down $45 million while consumer-related nonaccrual loans were down $26 million. Since December 31, 2012, total nonaccrual loans decreased $45 million (18%), with commercial nonaccrual loans down $19 million and consumer nonaccrual loans down $26 million. The ratio of nonaccrual loans to total loans was 1.33% at September 30, 2013, compared to 1.86% at September 30, 2012 and 1.64% at December 31, 2012. The Corporation’s allowance for loan losses to nonaccrual loans was 131% at September 30, 2013, up from 113% at September 30, 2012 and 118% at December 31, 2012, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At September 30, 2013, accruing loans 90 days or more past due totaled $2 million, relatively unchanged from both September 30, 2012 and December 31, 2012.

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

At September 30, 2013, the Corporation had total restructured loans of $186 million (including $69 million classified as nonaccrual and $117 million performing in accordance with the modified terms), compared to $210 million at September 30, 2012 (including $74 million classified as nonaccrual and $136 million performing in accordance with the modified terms) and $202 million at December 31, 2012 (including $81 million classified as nonaccrual and $121 million performing in accordance with the modified terms).

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2013, potential problem loans totaled $277 million, compared to $404 million at September 30, 2012 and $361 million at December 31, 2012, respectively.

Other Real Estate Owned: Other real estate owned was $25 million at September 30, 2013, compared to $36 million at September 30, 2012 and $35 million at December 31, 2012, respectively. Write-downs on other real estate owned were $2 million and $8 million for the first nine months of 2013 and 2012, respectively, and $8 million for the full year 2012. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At September 30, 2013 the Corporation was in compliance with its internal liquidity objectives.

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

September 30, 2013
	Moody’s	S&P	Fitch	DBRS
Bank short-term	P2	—	F2	R2H
Bank long-term	A3	BBB+	BBB-	BBBH
Corporation short-term	P2	—	F3	R2M
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	POS	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In September 2012, the Parent Company issued $155 million of senior notes due in March 2014 which bear a 1.875% fixed coupon. The Parent Company also has a $200 million commercial paper program, of which, $46 million was outstanding at September 30, 2013.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $254 million during the first nine months of 2013 from subsidiaries.

The Bank has established federal funds lines with counterparty banks and the ability to borrow from the Federal Home Loan Bank ($1.0 billion of Federal Home Loan Bank advances were outstanding at September 30, 2013). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. The Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2013, the majority of investment securities are classified as available for sale, with a very small portion of municipal securities (approximately 3% of the total investment securities portfolio) classified as held to maturity. Of the $5.0 billion investment securities portfolio at September 30, 2013, a portion of these securities were pledged to secure $2.8 billion of collateralized deposits and $516 million of repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $1.2 billion could be pledged or sold to enhance liquidity, if necessary.

For the nine months ended September 30, 2013, net cash provided by operating activities and financing activities was $371 million and $160 million, respectively, while net cash used in investing activities was $440 million, for a net increase in cash and cash equivalents of $91 million since year-end 2012. During the first nine months of 2013, loans increased $175 million and loans held for sale decreased $159 million, while investment securities were relatively flat (down $2 million). On the funding side, deposits increased $1.4 billion, while short-term funding decreased $700 million and long-term funding decreased $401 million. The net increase in funding during 2013 was used to fund $90 million of common stock repurchases and $44 million of cash dividends to the Corporation’s stockholders (common and preferred stock).

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

The resulting simulations for September 30, 2013, and December 31, 2012 projected that net interest income would increase by approximately 0.9% and 3.4%, respectively, if rates rose by a 100 bp shock. As of September 30, 2013, the simulations of earnings results were within the Corporation’s interest rate risk policy.

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

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation assumption set. These potentially mitigating factors include future balance sheet growth, changes in yield curve relationships, and changing product spreads. As of September 30, 2013, the projected changes for the market value of equity were within the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2013, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at September 30, 2013, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$1,206,416	$362,858	$156,838	$27,379	$1,753,491
Short-term funding	1,626,880	—	—	—	1,626,880
Long-term funding	154,997	433,640	71	25,860	614,568
Operating leases	12,192	22,239	20,683	42,441	97,555
Commitments to extend credit	3,629,869	1,430,543	1,106,407	106,169	6,272,988

Total	$6,630,354	$2,249,280	$1,283,999	$201,849	$10,365,482

Capital

Stockholders’ equity at September 30, 2013 was $2.9 billion, down slightly ($64 million) from December 31, 2012. At September 30, 2013, stockholders’ equity included $37 million of accumulated other comprehensive loss compared to $49 million of accumulated other comprehensive income at December 31, 2012. Cash dividends of $0.24 per share were paid in the first nine months of 2013 and $0.15 per share were paid in the first nine months of 2012. The ratio of total stockholders’ equity to assets was 12.13% and 12.50% at September 30, 2013 and December 31, 2012, respectively.

On November 13, 2012, the Board of Directors approved the repurchase of up to an aggregate amount of $125 million of common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and / or for other corporate purposes, of which $5 million remained authorized for repurchase at September 30, 2013. On July 23, 2013, the Board of Directors approved the repurchase of up to $120 million of common stock. The July 2013 repurchase authorization is in addition to the $5 million remaining under the November 2012 authorization. During the first nine months of 2013, 5.8 million shares were repurchased for $90 million (or an average cost per common share of $15.41), while during 2012, 4.7 million shares were repurchased for $60 million (or an average cost per common share of $12.77). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2012 and the first nine months of 2013. On October 4, 2013, the Corporation repurchased an additional 1.8 million shares under an accelerated share repurchase program. See section, “Recent Developments,” for additional information on the October 2013 common stock repurchase. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the third quarter of 2013. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions / adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions / adjustments from capital as compared to existing regulations.

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

Management believes that, as of September 30, 2013, the Corporation and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Total stockholders’ equity	$2,872,282	$2,876,976	$2,936,265	$2,936,399	$2,950,452
Tangible stockholders’ equity(1)	1,930,919	1,934,603	1,992,881	1,992,004	2,005,008
Tier 1 capital(2)	1,966,797	1,957,146	1,944,682	1,938,806	2,113,203
Tier 1 common equity(3)	1,904,060	1,893,875	1,881,410	1,875,534	1,869,931
Tangible common equity(1)	1,868,182	1,871,331	1,929,609	1,928,732	1,941,736
Total risk-based capital(2)	2,198,219	2,190,127	2,173,859	2,167,954	2,335,451
Tangible assets(1)	22,747,312	22,674,571	22,334,384	22,543,340	21,792,910
Risk weighted assets(2)	16,358,823	16,479,374	16,162,689	16,149,038	15,574,666
Market capitalization	2,545,053	2,578,765	2,546,953	2,221,268	2,259,006

Book value per common share	$17.10	$16.97	$17.13	$16.97	$16.82
Tangible book value per common share	11.37	11.28	11.51	11.39	11.31
Cash dividend per common share	0.08	0.08	0.08	0.08	0.05
Stock price at end of period	15.49	15.55	15.19	13.12	13.16
Low closing price for the period	15.29	13.81	13.46	12.19	12.04
High closing price for the period	17.60	15.69	15.30	13.54	13.79

Total stockholders’ equity / assets	12.13%	12.18%	12.61%	12.50%	12.98%
Tangible common equity / tangible assets (1)	8.21	8.25	8.64	8.56	8.91
Tangible stockholders’ equity / tangible assets (1)	8.49	8.53	8.92	8.84	9.20
Tier 1 common equity / risk-weighted assets (3)	11.64	11.49	11.64	11.61	12.01
Tier 1 leverage ratio(2)	8.76	8.73	8.78	8.98	9.99
Tier 1 risk-based capital ratio(2)	12.02	11.88	12.03	12.01	13.57
Total risk-based capital ratio(2)	13.44	13.29	13.45	13.42	15.00

Common shares outstanding (period end)	164,303	165,837	167,673	169,304	171,657
Basic common shares outstanding (average)	164,954	166,605	168,234	170,707	171,650
Diluted common shares outstanding (average)	165,443	166,748	168,404	170,896	171,780

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.
(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.
(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

Comparable Third Quarter Results

The Corporation recorded net income of $46 million for both the three months ended September 30, 2013 and for the three months ended September 30, 2012. Net income available to common equity was $44 million for the three months ended September 30, 2013, or net income of $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended September 30, 2012, was $45 million, or net income of $0.26 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2013 was $165 million, $5 million higher than the third quarter of 2012 (see Table 2). Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $13 million, while changes in the rate environment and product pricing lowered net interest income by $8 million. The Federal funds target rate was unchanged for both the third quarter of 2013 and the third quarter of 2012. The net interest margin between the comparable quarters was down 13 bp, to 3.13% in the third quarter of 2013. Average earning assets increased $1.4 billion to $21.0 billion in the third quarter of 2013, with average loans up $808 million (predominantly in commercial loans) and investments up $572 million. On the funding side, average interest-bearing deposits were up $1.7 billion and average demand deposits increased $302 million, while average short and long-term funding was down $622 million (primarily attributable to a $624 million decrease in repurchase agreements).

Credit quality continued to improve with nonaccrual loans declining to $208 million (1.33% of total loans) at September 30, 2013, compared to $278 million (1.86% of total loans) at September 30, 2012 (see Table 8). Compared to the third quarter of 2012, potential problem loans were down 32% to $277 million. The provision for loan losses was $0 for both the third quarter of 2013 and the third quarter of 2012 (see Table 7). Annualized net charge offs represented 0.14% of average loans for the third quarter of 2013 compared to 0.47% for the third quarter of 2012. The allowance for loan losses to loans at September 30, 2013 was 1.74%, compared to 2.11% at September 30, 2012. See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2013 decreased $10 million (12%) to $71 million versus the third quarter of 2012. Core fee-based revenue was up $2 million (4%) from the third quarter of 2012 with improvements in most fee categories. Net mortgage banking decreased $12 million (77%) from the third quarter of 2012, predominantly due to a decrease of $16 million in gain on sales, related to the decrease in the mortgage refinancing activity partially offset by a decrease of $5 million in mortgage servicing rights expense (including a $3 million favorable change to the valuation reserve and a $2 million reduction in amortization). Gain on sale of investment securities was down $3 million primarily due to gains on various securities (equity, mortgage-related, and trust preferred debt securities) during the third quarter of 2012. Net asset gains of $2 million for the third quarter of 2013 were primarily attributable to the sale of real estate. Net asset losses of $3 million for the third quarter of 2012 were due to losses on sales and other write-downs on other real estate owned.

On a comparable quarter basis, noninterest expense decreased $5 million (3%) to $164 million in the third quarter of 2013. Personnel expense increased $3 million (3%) from the third quarter of 2012, primarily in salary-related expenses (reflecting an increase in performance based incentives and merit increases between the years). During the third quarter of 2013, losses other than loans decreased $5 million primarily due to a $2 million favorable change in the provision for losses on unfunded commitments and a $1 million favorable change to the provision for reinsurance losses. Legal and professional fees decreased $4 million during third quarter of 2013 due to a decrease in consultant costs related to certain BSA compliance issues. All remaining noninterest expense categories on a combined basis were up $1 million (less than 2%).

For the third quarter of 2013, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $20 million for the third quarter of 2012. The effective tax rate was 31.91% and 30.64% for the third quarter of 2013 and the third quarter of 2012, respectively.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Summary of Operations:
Net interest income	$160,509	$160,182	$157,653	$161,455	$155,602
Provision for loan losses	—	4,000	4,000	3,000	—
Noninterest income
Trust service fees	11,380	11,405	10,910	10,429	10,396
Service charges on deposit accounts	18,407	17,443	16,829	16,817	17,290
Card-based and other nondeposit fees	12,688	12,591	11,950	12,690	12,209
Insurance commissions	11,356	9,631	11,763	10,862	11,650
Brokerage and annuity commissions	3,792	3,688	3,516	3,678	3,632

Total core fee-based revenue	57,623	54,758	54,968	54,476	55,177
Mortgage banking, net	3,542	19,263	17,765	13,530	15,581
Capital market fees, net	2,652	5,074	2,583	4,243	3,609
BOLI income	2,817	3,281	2,970	3,206	3,290
Asset gains (losses), net	1,934	(44)	836	(209)	(3,309)
Investment securities gains, net	248	34	300	152	3,506
Other	2,100	1,944	2,578	2,507	3,134

Total noninterest income	70,916	84,310	82,000	77,905	80,988
Noninterest expense
Personnel expense	98,102	99,791	97,907	98,073	95,231
Occupancy	14,758	14,305	15,662	17,273	14,334
Equipment	6,213	6,462	6,167	6,444	5,935
Data processing	12,323	12,651	11,508	11,706	11,022
Business development and advertising	5,947	5,028	4,537	5,395	5,059
Other intangible amortization	1,010	1,011	1,011	1,049	1,048
Loan expense	3,157	3,044	3,284	3,130	3,297
Legal and professional fees	3,482	5,483	5,345	8,174	7,686
Losses other than loans	(1,400)	1,799	(316)	3,071	3,577
Foreclosure / OREO expense	2,515	2,302	2,422	3,293	4,071
FDIC expense	4,755	4,395	5,432	4,813	5,017
Other	13,509	13,725	13,956	13,907	13,426

Total noninterest expense	164,371	169,996	166,915	176,328	169,703
Income tax expense	21,396	22,608	21,350	13,404	20,492

Net income	45,658	47,888	47,388	46,628	46,395
Preferred stock dividends	1,285	1,300	1,300	1,300	1,300

Net income available to common equity	$44,373	$46,588	$46,088	$45,328	$45,095

Taxable equivalent net interest income	$165,457	$165,178	$162,743	$166,676	$160,870
Net interest margin	3.13%	3.16%	3.17%	3.32%	3.26%
Effective tax rate	31.91%	32.07%	31.06%	22.33%	30.64%
Average Balances:
Assets	$23,313,577	$23,306,220	$23,038,708	$22,461,886	$22,016,748
Earning assets	21,039,467	20,951,244	20,680,919	20,032,432	19,659,796
Interest-bearing liabilities	16,010,930	15,988,021	15,719,383	14,840,162	14,940,697
Loans	15,724,365	15,727,807	15,448,152	15,131,102	14,916,793
Deposits	17,609,819	17,105,078	17,146,384	16,650,268	15,615,856
Short and long-term funding	2,665,415	3,074,647	2,758,923	2,638,661	3,286,943
Stockholders’ equity	$2,862,890	$2,920,994	$2,913,499	$2,978,618	$2,933,710

Sequential Quarter Results

The Corporation recorded net income of $46 million for the three months ended September 30, 2013, compared to net income of $48 million for the three months ended June 30, 2013. Net income available to common equity was $44 million for the third quarter of 2013, or net income of $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2013, was $47 million, or net income of $0.28 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2013 and for the second quarter of 2013 was $165 million. The Federal funds target rate was unchanged for both quarters. The net interest margin in the third quarter of 2013 was down 3 bp, to 3.13%. Average earning assets increased $88 million to $21.0 billion in the third quarter of 2013, with average investments and other short-term investments up $91 million and average loans down $3 million. On the funding side, average short and long-term funding was down $409 million, as growth in deposits reduced the need for other funding sources, with average interest-bearing deposits were up $432 million (primarily money market deposits).

The Corporation reported another quarter of improving credit quality with nonaccrual loans of $208 million (1.33% of total loans) at September 30, 2013, down from $217 million (1.38% of total loans) at June 30, 2013 (see Table 8). Potential problem loans declined to $277 million, down $33 million from the second quarter of 2013. The provision for loan losses for the third quarter of 2013 was $0, compared to $4 million in the second quarter of 2013 (see Table 7). Annualized net charge offs represented 0.14% of average loans for the third quarter of 2013, compared to 0.35% for the second quarter of 2013. The allowance for loan losses to loans at September 30, 2013 was 1.74%, compared to 1.76% at June 30, 2013 (see Table 8). See discussion under sections, “Provision for Loan Losses,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2013 decreased $13 million (16%) to $71 million versus the second quarter of 2013. Core fee-based revenue increased $3 million (5%) from the second quarter of 2013 primarily due to a $2 million increase in insurance commissions (as the second quarter of 2013 included a $3 million reserve established for third party insurance products sold in prior years). Net mortgage banking income was $4 million, down $16 million (82%) from the second quarter of 2013, predominantly due to a $9 million decrease in gain on sale of loans consistent with the decline in mortgage refinancing activity and an increase of $6 million in mortgage servicing rights expense primarily due to an unfavorable change in the valuation reserve (from a recovery of $8 million in second quarter 2013 to a recovery of $1 million in third quarter of 2013). Net capital market fees decreased $2 million primarily due to a favorable change in the credit risk of interest rate related derivative instruments during the second quarter of 2013 versus none in the current quarter. The $2 million increase in gain on assets was due to the sale of real estate.

On a sequential quarter basis, noninterest expense decreased by $6 million (3%) to $164 million in the third quarter of 2013. Personnel expense decreased $2 million due to a reduction in full-time equivalent (FTE) employees. Losses other than loans was down $3 million mainly due to a more favorable than expected resolution of a litigation matter as well as a $2 million decrease in the provision for losses on unfunded commitments. Legal and professional fees decreased by $2 million due to a decrease in BSA consultant expenses. All remaining noninterest expense categories on a combined basis were up $1 million (2%).

For the third quarter of 2013, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $23 million for the second quarter of 2013. The effective tax rate was 31.91% and 32.07% for the third quarter of 2013 and the second quarter of 2013, respectively.

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

In July 2013, the FASB issued an amendment to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. Early adoption and retrospective application is permitted. The Corporation will adopt the accounting standard during the first quarter of 2014, as required, with no material impact on its results of operations, financial position, or liquidity.

Recent Developments

On October 4, 2013, the Corporation repurchased 1.8 million shares of common stock for $30 million under an accelerated share repurchase program. After this common stock repurchase, the Corporation has $95 million remaining under repurchase authorizations previously approved by the Board of Directors.

On October 10, 2013, the Corporation announced its decision to consolidate eight branch locations located throughout its three-state footprint. The Corporation also announced its decision to consolidate several support functions currently located in La Crosse, Wisconsin, into other support operations within its three-state footprint. The analysis of branch locations, transaction trends and strategic fit is an ongoing process at Associated and throughout banking, especially as it pertains to evolving customer banking preferences. Associated will continue to evaluate its network of branches as part of its ongoing efforts to increase efficiency and rationalize distribution.

On October 15, 2013, the Corporation redeemed $26 million of outstanding subordinated debt.

On October 22, 2013, the Board of Directors declared a regular quarterly cash dividend of $0.09 per common share, payable on December 16, 2013, to shareholders of record at the close of business on December 2, 2013. This is an increase of $0.01 per common share from the previous quarterly cash dividend of $0.08 per common share. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock to shareholders of record at the close of business on December 2, 2013, with a dividend payable date of December 15, 2013, and an actual payment date of December 16, 2013. These cash dividends have not been reflected in the accompanying consolidated financial statements.

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

As of September 30, 2013, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The following is a description of the Corporation’s material pending legal proceedings.

A putative class action lawsuit, Harris v. Associated Bank, N.A. (the “Bank”), was filed in the United States District Court for the Western District of Wisconsin in April 2010, alleging that the Bank unfairly assessed and collected overdraft fees and seeking restitution of the overdraft fees, compensatory, consequential and punitive damages, and costs. The case was subsequently consolidated into the Multi District Litigation (“MDL”), In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida. A settlement agreement which requires payment by the Bank of $13 million for a full and complete release of all claims brought against the Bank received final approval from the court on August 1, 2013. By entering into such an agreement, the Bank has not admitted any liability with respect to the lawsuit. The settlement amount was previously accrued for in the financial statements. In the second quarter of 2012, the Bank settled with an insurer for a $2.5 million contribution to the settlement amount and partial reimbursement of defense costs of up to $2.1 million.

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The Bank intends to vigorously defend this lawsuit. The court granted the Bank’s motion to dismiss the complaint on September 30, 2013. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the third quarter of 2013. For a discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
July 1, 2013—July 31, 2013	—	$—	—	—
August 1, 2013—August 31, 2013	1,755,577	17.09	1,755,577	—
September 1, 2013—September 30, 2013	—	—	—	—

Total	1,755,577	$17.09	1,755,577	8,069,722

(a)	During the third quarter of 2013, the Corporation repurchased 3,225 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On November 13, 2012, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $125 million of common stock, of which, $35 million remained available to repurchase as of June 30, 2013. After adjusting the common stock repurchase authorization for the $30 million repurchased during the third quarter of 2013 under this authorization, $5 million remains authorized for repurchase. On July 23, 2013, the Board of Directors also authorized the repurchase of up to an additional $120 million of common stock, which is in addition to the $5 million remaining under the November 2012 common stock repurchase authorization. Using the closing stock price on September 30, 2013 of $15.49, a total of approximately 8.1 million common shares remained available to be repurchased under both authorizations as of September 30, 2013.

ITEM 6. Exhibits

(a)	Exhibits:

Exhibit (3), Amended and Restated Bylaws of Associated Banc-Corp.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: November 1, 2013	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: November 1, 2013	/s/ Christopher Del Moral-Niles
Christopher Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer