Form 10-K
period 2013-12-31
ASSOCIATED BANC-CORP
filed 2014-02-05
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended December 31, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from to

Commission file number: 001-31343

ASSOCIATED BANC-CORP

(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Main Street Green Bay, Wisconsin	54301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (920) 491-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

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

Yes  ☐        No  ☑

As of June 30, 2013, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,553,187,000. This excludes approximately $25,576,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $59,221,000 of market value representing 2.30% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 24, 2014, 161,072,785 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document: Proxy Statement for Annual Meeting of Shareholders on April 22, 2014	Part of Form 10-K Into Which Portions of Documents are Incorporated: Part III

ASSOCIATED BANC-CORP

2013 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from those we described in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading “Risk Factors” in this document and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following:

•	credit risks, including changes in economic conditions and risk relating to our allowance for loan losses;

•	liquidity and interest rate risks, including the impact of capital markets conditions and changes in monetary policy on our borrowings and net interest income;

•	operational risks, including processing, information systems, vendor problems, business interruption, and fraud risks;

•	strategic and external risks, including economic, political, and competitive forces impacting our business;

•	legal, compliance, and reputational risks, including regulatory and litigation risks; and

•	the risk that our analyses of these risks and forces could be incorrect and / or that the strategies developed to address them could be unsuccessful.

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

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our bank subsidiary traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to acquire three banks. At December 31, 2013, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin and serving local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 19 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint that are closely related or incidental to the business of banking. Measured by total assets reported at December 31, 2013, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50, publicly traded, bank holding companies headquartered in the U.S.

Services

Through our banking subsidiary Associated Bank, National Association (“Associated Bank” or the “Bank”), and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through over 200 banking offices serving more than 100 communities, primarily within our three-state branch footprint (Wisconsin, Illinois, and Minnesota). Our business is primarily relationship-driven and is organized into three reportable segments: Commercial Banking, Consumer Banking, and Risk Management and Shared Services. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information concerning our reportable segments.

Commercial Banking — The Commercial Banking segment serves a wide range of customers including, businesses, developers, non-profits, municipalities, and financial institutions. Business customers in this segment typically include companies with annual sales over $10 million and delivery of services is provided through our regional and middle market units, our commercial real estate unit, as well as our specialized industries and commercial financial services area. The financial solutions provided to our customers include but are not limited to: (1) Lending solutions, such as business loans and lines of credit, business credit cards, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending. For our larger clients we also offer syndicated loans to meet their lending needs; (2) Deposit and cash management solutions such as business checking and interest-bearing deposit products, safe deposit and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) Specialized financial services such as insurance and benefits related products and services, risk management, and international banking solutions. In serving the commercial banking segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services.

Consumer Banking — The Consumer Banking segment serves individuals and small businesses (typically entities with less than $10 million in annual sales) through our various Retail Banking and Private Client offices, and provides companies of varying sizes with fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management. The services provided to our individual and small business customers include but are not limited to: (1) Transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (2) Lending solutions such as residential mortgages, home equity loans and lines of credit, business loans and lines, and personal and installment loans; and (3) Investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, market linked certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; as well as trust and investment management accounts. In serving the consumer banking segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances.

Risk Management and Shared Services — The Risk Management and Shared Services segment includes Corporate Risk Management, Credit Administration, Finance, Treasury, Operations, and Technology, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us. No material portion of our business is seasonal.

Employees

At December 31, 2013, we had approximately 4,600 full-time equivalent employees. None of our employees are represented by unions.

Competition

The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products. Competition involves efforts to retain current customers and to obtain new loans and deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from subsidiaries of bank holding companies that have far greater assets and resources than ours.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Corporation (the “FDIC”) has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. In addition, the Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans, the establishment of the Consumer Financial Protection Bureau (“CFPB”), and restrictions on proprietary trading (the “Volcker Rule”). The Dodd-Frank Act may have a material impact on the Corporation’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See Part I, Item 1A, “Risk Factors” for a more extensive discussion of this topic.

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

Capital, Liquidity and Stress Testing Requirements

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

The Basel Committee on Banking Supervision has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III.” In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital and create a new capital measure called “Tier 1 Common Equity,” which must constitute at least 4.5% of risk-weighted assets;

•	specify that Tier 1 capital consists only of Tier 1 Common Equity and certain “Additional Tier 1 Capital” instruments meeting specified requirements;

•	increase the minimum Tier 1 capital ratio requirement from 4% to 6%;

•	retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;

•	permit most banking organizations, including the Parent Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;

•

implement a new capital conservation buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% common equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016 which buffer is generally required to make capital distributions and pay executive bonuses;

•	increase capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;

•

require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of common equity Tier 1 capital in each category and 15% of common equity Tier 1 capital in the aggregate; and

•	remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.

Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations including the Parent Company and Associated Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We are still in the process of assessing the impacts of these complex final rules; however, we believe we will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Liquidity” and “Capital,” and under Part II, Item 8, Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. However, the Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon.

On October 30, 2013, the federal banking agencies published a notice of proposed joint rulemaking (the “LCR Proposal”) that would create standardized minimum liquidity requirements for internationally active banking organizations (those with over $250 billion in total assets or over $10 billion in on-balance sheet foreign exposure), as well as modified liquidity requirements for bank holding companies and depository institutions that have more than $50 billion in total assets but are not internationally active banking organizations. The LCR Proposal is generally consistent with the proposed Basel III framework; however, it is more stringent in certain areas and requires an earlier transition period. The LCR Proposal would require certain banking entities to maintain an adequate level of unencumbered high quality liquid assets (“HQLA”) equal to or greater than its expected net cash outflow during a short-term stress period. For certain banks with more than $50 billion in total assets that are not internationally active banking organizations, the LCR would be calculated using a 21-calendar day stress scenario and would equal HQLA divided by total net cash outflows during this period. The LCR Proposal has a phase-in period that would require a minimum LCR ratio of: 80% beginning January 1, 2015, 90% beginning January 1, 2016 and 100% beginning January 1, 2017. The LCR Proposal is subject to further regulatory action and interpretation as well as a comment period ending January 31, 2014. As of December 31, 2013, the Parent Company had $24 billion of total assets, and therefore, is not specifically within the scope of the LCR Proposal as currently drafted.

Capital Planning and Stress Testing Requirements

On October 12, 2012, the Federal Reserve published two Final Rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act: one for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion, and one for U.S. bank holding companies with total consolidated assets of $50 billion or more. Under the Rule applicable to the Parent Company, which became effective November 15, 2012, we are required to conduct annual company-run stress tests using data as of September 30 of each year and different scenarios provided by the Federal Reserve. Submissions are due to the Federal Reserve during the first quarter of each following year. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact our net income and our return on equity. The Corporation intends to submit its initial stress test report in March 2014.

Enforcement Powers of the Federal Banking Agencies; Prompt Corrective Action

The Federal Reserve, the OCC, and the CFPB have extensive supervisory authority over their regulated institutions, including, among other things, the power to compel higher reserves, the ability to assess civil money penalties, the ability to issue cease-and-desist or removal orders and the ability to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations or for unsafe or unsound banking practices. Other actions or inactions by the Parent Company may provide the basis for enforcement action, including misleading or untimely reports.

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

Finally, bank regulatory agencies have the ability to impose higher than normal capital requirements known as individual minimum capital requirement (“IMCR”) for institutions with a high-risk profile.

At December 31, 2013, the Bank satisfied the requirements as “well capitalized”. The imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.

Deposit Insurance Premiums

Associated Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessment rates on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 basis points to 45 basis points for large institutions. Premiums for Associated Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.

The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2013, the FICO assessment was equal to 0.640 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

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

Community Reinvestment Act Requirements

Our national bank subsidiary, Associated Bank, is subject to periodic Community Reinvestment Act (“CRA”) reviews by the OCC. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition or the establishment of a branch office. An unsatisfactory rating may be used as the basis for denial of such an application.

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

On February 23, 2012, Associated Bank entered into a Consent Order with the OCC regarding its BSA compliance. The Consent Order required, among other things, that the Bank: (1) create a Compliance Committee of at least three directors; (2) create a BSA-focused action plan to supplement existing customer due diligence policies and procedures; (3) review, update and implement an ongoing BSA risk assessment; (4) review and update risk-based processes to obtain and analyze appropriate customer due diligence information at the time of account opening and on an ongoing basis; (5) ensure adherence to a written program of policies and procedures to provide compliance with the BSA; (6) complete independent testing; (7) ensure it has a permanent, qualified, and experienced BSA Officer; (8) develop and implement a comprehensive, ongoing BSA and OFAC training program; and (9) submit certain reports to the OCC. The Bank has been working cooperatively with the OCC and believes it is in compliance with all provisions of the Consent Order.

In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities. The Corporation believes it is in compliance with the Patriot Act requirements.

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

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds. The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Parent Company and Associated Bank. The Final Rules are effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. The Corporation has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.

Under the Final Rules, banking entities would have been prohibited from owning certain Collateralized Debt Obligations (CDOs) backed by Trust Preferred Securities (TruPS) as of July 21, 2015, which could have forced banking entities to recognize unrealized market losses based on the inability to hold any such investments to maturity. However, on January 14, 2014, the U.S. financial regulators issued an interim rule (“Interim Rule”), effective April 1, 2014, exempting TruPS CDOs from the Volcker Rule if (i) the CDO was established prior to May 19, 2010, (ii) the banking entity reasonably believes that the offering proceeds of the CDO were used to invest primarily in TruPS issued by banks with less than $15 billion in assets, and (iii) the banking entity acquired the CDO on or before December 10, 2013. The Corporation currently does not have any impermissible holdings of TruPS CDOs under the Interim Rule, and therefore, will not be required to divest of any such investments or change the accounting treatment. However, regulators are soliciting comments to the Interim Rule, and this exemption could change prior to its effective date.

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

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z as implemented by the Truth in Lending Act, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Corporation is predominantly an originator of compliant qualified mortgages.

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

In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the Federal Reserve, it is difficult to predict the impact of possible future changes in interest rates, deposit levels, and loan demand, or their effect on our business and earnings or on the financial condition of our various customers.

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

Our principal internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing, telephoning, or e-mailing us using the following information: Associated Banc-Corp, Attn: Shareholder Relations, 433 Main Street, Green Bay, WI 54301; phone 920-491-7059; or e-mail to shareholders@associatedbank.com. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and committee charters for standing committees of the Board are all available on our website, www.associatedbank.com/About Us/Investor Relations/Corporate Governance. We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

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

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.

Credit Risks

Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.    Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient.    All borrowers have the potential to default and our remedies to recover (seizure and / or sale of collateral, legal actions, guarantees, etc.) may not fully satisfy the debt owed to us. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on our financial condition and results of operations.

We are subject to lending concentration risks.    As of December 31, 2013, approximately 62% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or retail loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and retail loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

Although management believes it has implemented effective asset and liability management strategies, including the potential use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

The impact of interest rates on our mortgage banking business can have a significant impact on revenues.    Changes in interest rates can impact our mortgage related revenues and net revenues associated with mortgage pipeline derivative activities. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

Changes in interest rates could reduce the value of our investment securities holdings.    The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2013 was $5.4 billion and the duration of the aggregate portfolio was 3.9 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s securities portfolio, one would expect a market value change of approximately $213 million for a one percent change in market rates.

Changes in interest rates could also reduce the value of our residential mortgage-related securities and mortgage servicing rights, which could negatively affect our earnings.    We have a portfolio of mortgage servicing rights. A mortgage servicing right (“MSR”) is the right to service a mortgage loan (i.e., collect principal, interest, escrow amounts, etc.) for a fee. We acquire MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

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

Operational Risks

We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.    We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems, compliance failures, business continuation and disaster recovery issues, and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation.

Our information systems may experience an interruption or breach in security.    We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot completely ensure that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.    As part of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.    We outsource certain information system and data management and processing functions to third party providers, including, among others, Fiserv, Inc. and its affiliates. These third party service providers are also sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.

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

Our internal controls may be ineffective.    Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2013, the annual impairment test conducted in May indicated that the fair value of all of the Corporation’s reporting units exceeded the fair value of their assets and liabilities. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2013, we had goodwill of $929 million, representing approximately 32% of stockholders’ equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. At December 31, 2013, net deferred tax assets were approximately $46 million. The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

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

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for regulatory and compliance issues;

•	exposure to potential asset quality issues of the target company;

•	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

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

Further evidence of this oversight includes the April 2010 Memorandum of Understanding between the Corporation and the Federal Reserve Bank of Chicago requiring the Corporation to submit various plans and reports and obtain approval prior to taking specified actions, which was terminated in March 2012, and the February 2012 Consent Order between the Bank and the OCC, which is described in detail under Part 1, Item 1, “Business — Supervision and Regulation — Bank Secrecy Act / Anti-Money Laundering.”

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

•

Pursuant to the Dodd-Frank Act, the CFPB issued a final rule effective January 10, 2014, requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

Based on the text of the Dodd-Frank Act and the implementing regulations (both published and yet-to-be-published), it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly which could adversely affect the Corporation’s results of operations, financial condition or liquidity.

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.    The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is relatively new under the law. Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services may produce significant, material effects on the Bank’s (and the Corporation’s) profitability.

The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.    In the wake of the mortgage crisis of the last few years, federal and state banking regulators are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Should the OCC or the Federal Reserve have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our profits.

We may experience unanticipated losses as a result of residential mortgage loan repurchase or reimbursement obligations under agreements with secondary market purchasers.    We may be required to repurchase residential mortgage loans, or to reimburse the purchaser for losses with respect to residential mortgage loans, which have been sold to secondary market purchasers in the event there are breaches of certain representations and warranties contained within the sales agreements, such as representations and warranties related to credit information, loan documentation, collateral and insurability. Consequently, we are exposed to credit risk, and potentially funding risk, associated with sold loans. Although we had only seen a limited number of repurchase and reimbursement claims in prior years, this activity has increased and as a result we have established reserves in our consolidated financial statements for potential losses related to the residential mortgage loans we have sold. The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and reimbursement requests, the actual success rate of claimants, actual recoveries on the collateral and macroeconomic conditions. Due to uncertainties relating to these factors, there can be no assurance that the reserves we establish will be adequate or that the total amount of losses incurred will not have a material adverse effect on our financial condition or results of operations.

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

Risks Related to an Investment in Our Securities

The price of our securities can be volatile.    Price volatility may make it more difficult for you to sell your securities when you want and at prices you find attractive. Our securities prices can fluctuate widely in response to a variety of factors including, among other things:

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

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our securities prices to decrease regardless of our operating results.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our securities.    We are not restricted from issuing additional securities, including common stock and securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of an equity offering, as well as other sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur. Both we and our regulators perform a variety of analyses of our assets, including the preparation of stress case scenarios, and as a result of those assessments we could determine, or our regulators could require us, to raise additional capital.

In addition, the exercise of the common stock warrants originally issued to the U.S. Department of the Treasury (the “UST”) under TARP, which have been sold by the UST in a public offering, would dilute the ownership interest of our existing shareholders. See also Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on the common stock warrants issued to the UST.

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

During 2013, our corporate headquarters moved to downtown Green Bay. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin, in an owned facility with approximately 118,000 square feet of office space making this our largest owned facility. The Corporation owns two additional large properties located in the Green Bay area and Stevens Point, Wisconsin with approximately 91,000 and 96,000 square feet, respectively. Our largest leased location, at 96,000 square feet, is our Milwaukee corporate site located in downtown Milwaukee. In late 2013, multiple leased Chicago locations relocated into one centralized Chicago location with 35,000 square feet, which is also leased.

At December 31, 2013, our bank subsidiary occupied over 200 banking locations serving more than 100 different communities within Illinois, Minnesota, and Wisconsin. The main office of Associated Bank, National Association, at 200 North Adams Street in Green Bay, Wisconsin, is owned. Most bank subsidiary branch offices are freestanding buildings that provide adequate customer parking, including drive-through facilities of various numbers and types for customer convenience and are mostly owned. Some bank branch offices are in office towers, supermarket locations or in retirement communities; such properties are generally leased. As of December 31, 2013, 65% of our branches were owned and 35% were leased. In addition, we own other real property that, when considered in aggregate, is not material to our financial position.

ITEM 3.	LEGAL PROCEEDINGS

The following is a description of the Corporation’s material pending legal proceedings.

A class action lawsuit regarding overdraft fees, consolidated into In re: Checking Account Overdraft Litigation MDL No. 2036 in the United States District Court for the Southern District of Florida, was settled by the Bank for $13 million for a full and complete release of all claims brought against the Bank. The settlement amount was accrued for in 2011, and, in 2012, the Bank settled with an insurer for a $2.5 million contribution to the settlement amount and partial reimbursement of defense costs of up to $2.1 million.

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The court granted the Bank’s motion to dismiss the complaint on September 30, 2013, and the plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit. The Bank intends to vigorously defend this lawsuit. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

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

INFORMATION ABOUT THE EXECUTIVE OFFICERS

The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 1, 2014.

Philip B. Flynn - Age: 56

Philip B. Flynn has been President and Chief Executive Officer of Associated and a member of the Board of Directors since December 2009. Mr. Flynn has more than 30 years of financial services industry experience. Prior to joining Associated, he served as Vice Chairman and Chief Operating Officer of Union Bank. During his nearly 30-year career with Union Bank, he held a broad range of executive positions, including chief credit officer and head of commercial banking, specialized lending and wholesale banking. He served as a member of Union Bank’s board of directors from 2004 to 2009.

Oliver Buechse - Age: 45

Oliver Buechse has been Executive Vice President, Chief Strategy Officer, of Associated and Associated Bank, National Association since February 2010. He is also a director of Associated Banc-Corp Foundation. From February 2004 to January 2010, he was Senior Vice President, Strategy and Special Projects at Union Bank, and from January 2009 to January 2010, he also served as Senior Vice President, Vision and Strategy, North American Strategy Office at The Bank of Tokyo —Mitsubishi UFJ. He began his career at McKinsey & Company, working in the U.S., Germany, and Austria.

Christopher J. Del Moral-Niles - Age: 43

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

Patrick J. Derpinghaus - Age: 58

Patrick J. Derpinghaus has been Executive Vice President, Chief Audit Executive, of Associated and Associated Bank, National Association since April 2011. Mr. Derpinghaus has over 34 years of banking experience serving in various executive finance and audit positions. From March 2008 until March 2011, Mr. Derpinghaus served as Audit Director for U.S. Bank in Minneapolis, Minnesota. Prior to his position at U.S. Bank, Mr. Derpinghaus served as Executive Vice President and Chief Financial Officer of The Bankers Bank in Atlanta, Georgia from October 2005 to December 2007.

Judith M. Docter - Age: 52

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

Randall J. Erickson - Age: 54

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

Breck Hanson - Age: 65

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

Arthur G. Heise - Age: 65

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

Scott S. Hickey - Age: 58

Scott S. Hickey has been Executive Vice President, Chief Credit Officer, of Associated and Associated Bank, National Association since October 2008. He was with U.S. Bank from 1985 to 2008, and served as Chief Approval Officer from 2002 to 2008.

Timothy J. Lau - Age: 51

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

Donna N. Smith - Age: 62

Donna N. Smith has been Executive Vice President, Head of Commercial Banking, of Associated and Associated Bank, National Association since June 2011. She joined Associated in June 2010, overseeing the commercial and industrial business line for Associated’s southern region, which includes Chicago, southern Illinois, Missouri and Indiana. Prior to joining Associated, she served as a market executive at Bank of America from October 2007 to June 2010 and as a Senior Vice President at one of its predecessors, LaSalle Bank, from March 2003 to October 2007. She has more than 30 years of commercial banking experience, having previously held leadership roles at Bank of America, LaSalle Bank, Harris Bank and Fifth Third.

David L. Stein - Age: 50

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

John A. Utz - Age: 45

John A. Utz has been Executive Vice President, Head of Specialized Financial Services Group, of Associated and Associated Bank, National Association since June 2011. He joined Associated in March 2010 with upwards of 20 years of banking experience, having previously served as President of Union Bank’s UnionBanCal Equities and head of its Capital Markets division from September 2007 to March 2010, and as head of the National Banking and Asset Management teams from October 2002 to September 2007.

James Yee - Age: 61

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

The number of shareholders of record of the Corporation’s common stock, $.01 par value, as of January 24, 2014, was approximately 10,200. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 20,200.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The aggregate amount of the quarterly dividends was $0.33 per common share for 2013 and $0.23 per common share for 2012.

Following are the Corporation’s monthly common stock purchases during the fourth quarter of 2013. For a detailed discussion of the common stock repurchases during 2013 and 2012, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this document.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
October 1 — October 31, 2013	1,807,618	$16.07	1,807,618	—
November 1 — November 30, 2013	59,429	16.07	59,429	—
December 1 — December 31, 2013	—	—	—	—

Total	1,867,047	$16.07	1,867,047	5,459,770

(a)	During the fourth quarter of 2013, the Corporation repurchased 3,275 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)	On November 13, 2012, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $125 million of common stock, of which none remained available to repurchase as of December 31, 2013. On July 23, 2013, the Board of Directors also authorized the repurchase of up to an additional $120 million of common stock, of which $95 million remained available to repurchase as of December 31, 2013. Using the closing stock price on December 31, 2013 of $17.40, a total of approximately 5.5 million common shares remained available to be repurchased under the July 2013 authorization as of December 31, 2013.

Market Information

The following represents selected market information of the Corporation’s common stock for 2013 and 2012.

			Market Price Range Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close
2013
4th Quarter	$0.09	$17.40	$17.56	$15.34	$17.40
3rd Quarter	0.08	17.10	17.60	15.29	15.49
2nd Quarter	0.08	16.97	15.69	13.81	15.55
1st Quarter	0.08	17.13	15.30	13.46	15.19

2012
4th Quarter	$0.08	$16.97	$13.54	$12.19	$13.12
3rd Quarter	0.05	16.82	13.79	12.04	13.16
2nd Quarter	0.05	16.59	13.97	11.76	13.19
1st Quarter	0.05	16.32	14.63	11.43	13.96

Total Shareholder Return Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on Associated’s common stock with the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for the period of five fiscal years commencing on January 1, 2009, and ending December 31, 2013. The Nasdaq Bank Index is prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago. The graph assumes that the value of the investment in Common Stock for each index was $100 on December 31, 2008. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

5 Year Trend

Source: Bloomberg	2008	2009	2010	2011	2012	2013
Associated Banc-Corp	100.0	54.8	75.7	56.0	66.9	90.4
S&P 500	100.0	125.9	144.6	147.6	171.1	225.9
Nasdaq Bank Index	100.0	83.6	95.3	85.3	101.2	143.0

The Total Shareholder Return Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent Associated specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED	FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years Ended December 31,	2013	2012	2011	2010	2009
Interest income	$708,983	$718,284	$741,622	$806,126	$981,256
Interest expense	63,440	92,292	128,791	172,347	255,251

Net interest income	645,543	625,992	612,831	633,779	726,005
Provision for loan losses	10,000	3,000	52,000	390,010	750,645

Net interest income (loss) after provision for loan losses	635,543	622,992	560,831	243,769	(24,640)
Noninterest income	313,099	313,290	273,119	335,462	336,573
Noninterest expense	680,749	681,823	650,523	620,259	597,032

Income (loss) before income taxes	267,893	254,459	183,427	(41,028)	(285,099)
Income tax expense (benefit)	79,201	75,486	43,728	(40,172)	(153,240)

Net income (loss)	188,692	178,973	139,699	(856)	(131,859)
Preferred stock dividends and discount accretion	5,158	5,200	24,830	29,531	29,348

Net income (loss) available to common equity	$183,534	$173,773	$114,869	$(30,387)	$(161,207)

Earnings (loss) per common share:
Basic(1)	$1.10	$1.00	$0.66	$(0.18)	$(1.26)
Diluted(1)	1.10	1.00	0.66	(0.18)	(1.26)
Cash dividends per share(1)	0.33	0.23	0.04	0.04	0.47
Weighted average common shares outstanding:(1):
Basic	165,584	172,255	173,370	171,230	127,858
Diluted	165,802	172,357	173,372	171,230	127,858
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$15,896,261	$15,411,022	$14,031,071	$12,616,735	$14,128,625
Allowance for loan losses	268,315	297,409	378,151	476,813	573,533
Investment securities	5,425,795	4,966,635	4,937,483	6,101,341	5,835,533
Total assets	24,226,920	23,487,735	21,924,217	21,785,596	22,874,142
Deposits	17,267,167	16,939,865	15,090,655	15,225,393	16,728,613
Short and long-term funding	3,828,193	3,342,285	3,691,556	3,160,987	3,180,851
Tier 1 common equity(2)	1,913,320	1,875,534	1,783,515	1,657,505	1,202,131
Stockholders’ equity	2,891,290	2,936,399	2,865,794	3,158,791	2,738,608
Book value per common share(1)	17.40	16.97	16.15	15.28	17.42
Tangible book value per common share(1)	11.62	11.39	10.68	9.77	9.93

Average Balances:
Loans	$15,663,145	$14,741,785	$13,278,848	$13,186,712	$15,595,636
Investment securities	4,995,331	4,469,541	5,497,297	5,439,729	5,502,786
Earning assets	20,980,128	19,613,777	19,442,263	20,568,495	21,337,382
Total assets	23,305,758	21,976,357	21,588,620	22,625,065	23,609,471
Deposits	17,438,195	15,582,369	14,401,127	16,946,301	15,959,046
Interest-bearing liabilities	15,964,647	14,905,735	15,120,824	16,304,220	17,659,282
Stockholders’ equity	2,892,312	2,948,988	2,997,290	3,183,572	2,902,911

Financial Ratios:
Return on average assets	0.81%	0.81%	0.65%	—%	(0.56)%
Return on average tangible common equity(3)	9.73	8.96	6.45	(1.77)	(11.25)
Return on average tier 1 common equity(2)	9.77	9.45	6.71	(1.95)	(11.89)
Tangible common equity to tangible assets(3)	8.11	8.56	8.84	8.12	5.79
Tier 1 common equity to risk-weighted assets(2)	11.46	11.61	12.24	12.26	7.85

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Tier 1 common equity is Tier 1 capital excluding qualifying perpetual preferred stock and trust preferred securities.

(3)	Tangible common equity is common equity excluding goodwill and other intangible assets. Tangible assets is assets excluding goodwill and other intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2013 results compared to 2012. Discussion of 2012 results compared to 2011 is predominantly in section “2012 Compared to 2011.”

Overview

The Corporation is a bank holding company headquartered in Wisconsin, providing a broad array of banking and nonbanking products and services to businesses and consumers primarily within our three-state footprint. The Corporation’s primary sources of revenue, through the Bank, are net interest income (predominantly from loans and investment securities), and noninterest income, principally fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits. Business volumes and pricing drive revenue potential, and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth, and competitive conditions within the marketplace.

2013 was another successful year for the Corporation. Net income available to common equity for 2013 was $184 million, an increase of $10 million from a year ago. Earnings per common share were $1.10 per common share in 2013, an increase of 10% over 2012. Average loan balances increased $921 million (6%) during 2013 with growth in most loan categories, while average deposit balances grew $1.9 billion (12%). The net interest margin for 2013 was 3.17%, while net interest income increased $20 million (3%). Total revenue grew 2% to $959 million and noninterest expense was down slightly from 2012. Credit quality continued to improve with net charge offs, nonaccrual loans, past due loans, and potential problem loans all declining year over year. The Corporation repurchased $120 million, or approximately 7.7 million shares of common stock, at an average cost per share of $15.57 during 2013. Total dividends per common share were $0.33, an increase of 43% from 2012.

Performance Summary

•

Net income available to common equity for 2013 was $184 million (compared to net income available to common equity of $174 million for 2012) or diluted earnings per common share of $1.10 (versus diluted earnings per common share of $1.00 for 2012).

•

Total loans increased $485 million (3%) between year-end 2013 and 2012, with growth in most loan categories. On average, loans increased $921 million (6%). For 2014, the Corporation expects mid single digit average loan growth.

•

Total deposits increased $327 million (2%) between year-end 2013 and 2012. On average, total deposits increased $1.9 billion (12%) from 2012. For 2014, the Corporation expects high single digit average deposit and other funding growth.

•

Credit quality continued to improve during 2013 with net charge offs, nonaccrual loans, past due loans, and potential problem loans all declining year over year. For 2014, the Corporation anticipates the provision for loan losses will grow based on expected loan growth.

•

The net interest margin for 2013 was 3.17%, 13 bp lower than 3.30% in 2012, while taxable equivalent net interest income was $666 million for 2013, $19 million (3%) higher than 2012. For 2014, the Corporation anticipates continued modest compression on the net interest margin.

•

Noninterest income was $313 million for 2013, relatively unchanged from 2012. Core fee-based revenues (including trust service fees, service charges on deposit accounts, card-based and other nondeposit fees, insurance commissions, and brokerage and annuity commissions) totaled $224 million for 2013, up $4 million or 2% from $220 million for 2012. Collectively, all remaining noninterest income categories were $89 million, down $4 million compared to 2012. For additional discussion concerning noninterest income see section, “Noninterest Income.” For 2014, the Corporation expects noninterest income to be down slightly with declines in net mortgage banking offset by growth in core fee-based revenues.

•

Noninterest expense of $681 million decreased $1 million from 2012. Personnel expense was $397 million, up $16 million (4%) versus 2012, while nonpersonnel noninterest expenses on an aggregate basis were down modestly (6%) compared to 2012. The efficiency ratio was 69.57% for 2013 and 69.99% for 2012, respectively. For additional discussion regarding noninterest expense see section, “Noninterest Expense.” For 2014, the Corporation expects flat year over year noninterest expense with continued focus on efficiency initiatives.

•

Income tax expense for 2013 was $79 million, compared to income tax expense of $75 million for 2012. The effective tax rate was 29.6% for 2013, compared to an effective tax rate of 29.7% for 2012. For additional discussion concerning income tax see section, “Income Taxes.”

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2013. Tables 3 and 4 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $646 million in 2013 compared to $626 million in 2012. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $20 million and $21 million for 2013 and 2012, respectively, resulted in fully taxable equivalent net interest income of $666 million in 2013 and $647 million in 2012.

Taxable equivalent net interest income of $666 million for 2013 was $19 million or 3% higher than 2012. The increase in taxable equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $53 million) and unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $34 million). See sections “Interest Rate Risk” and “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of interest rate risk and market risk.

The net interest margin for 2013 was 3.17%, compared to 3.30% in 2012. The 13 bp decline in net interest margin was attributable to an 8 bp decrease in interest rate spread (the net of a 30 bp decrease in the yield on earning assets and a 22 bp decrease in the cost of interest-bearing liabilities), and a 5 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

The Federal Reserve left the targeted Federal funds rate unchanged at 0.25% during 2013 and 2012. In December 2013, the Federal Reserve affirmed that it is unlikely that the short-term interest rates will increase until 2015.

For 2013, the yield on average earning assets of 3.47% was 30 bp lower than 2012. Loan yields decreased 30 bp (to 3.77%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on securities and short-term investments decreased 27 bp to 2.59%, and was also impacted by the low interest rate environment and prepayment speeds of mortgage-related securities purchased at a premium.

The cost of average interest-bearing liabilities of 0.40% in 2013 was 22 bp lower than 2012. The average cost of interest-bearing deposits was 0.24% in 2013, 12 bp lower than 2012, reflecting the low rate environment and a reduction of higher cost deposit products. The cost of short and long-term funding decreased 39 bp to 1.16% for 2013, with short-term funding down 13 bp, while long-term funding decreased 62 bp.

Average earning assets of $21.0 billion in 2013 were $1.4 billion (7%) higher than 2012. Average loans increased $921 million (6%), including a $1.0 billion increase in commercial loans and a $384 million increase in residential mortgage loans, partially offset by a $489 million decrease in retail loans. Average securities and short-term investments increased $445 million.

Average interest-bearing liabilities of $16.0 billion in 2013 were up $1.1 billion (7%) versus 2012. On average, interest-bearing deposits increased $1.6 billion, while average noninterest-bearing demand deposits (a principal component of net free funds) increased by $300 million. Average short and long-term funding decreased $496 million, consisting of a $239 million decrease in short-term funding and a $257 million decrease in long-term funding.

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$5,809,578	$208,039	3.58%	$5,139,155	$202,444	3.94%	$4,301,377	$182,362	4.24%
Commercial real estate lending	3,705,526	149,539	4.04	3,350,190	140,881	4.21	2,973,351	132,789	4.47

Total commercial	9,515,104	357,578	3.76	8,489,345	343,325	4.04	7,274,728	315,151	4.33
Residential mortgage	3,714,544	123,275	3.32	3,330,123	121,399	3.65	2,819,702	116,207	4.12
Retail	2,433,497	110,338	4.53	2,922,317	135,094	4.62	3,184,418	154,793	4.86

Total loans	15,663,145	591,191	3.77	14,741,785	599,818	4.07	13,278,848	586,151	4.41
Investment securities:
Taxable	4,202,478	88,919	2.12	3,676,914	86,945	2.36	4,701,482	123,371	2.62
Tax-exempt(1)	792,853	43,752	5.52	792,627	45,848	5.78	795,815	47,899	6.02
Other short-term investments	321,652	5,193	1.61	402,451	6,719	1.67	666,118	5,575	0.84

Investments and other	5,316,983	137,864	2.59	4,871,992	139,512	2.86	6,163,415	176,845	2.87

Total earning assets	$20,980,128	$729,055	3.47%	$19,613,777	$739,330	3.77%	$19,442,263	$762,996	3.92%
Allowance for loan losses	(282,880)			(342,313)			(442,034)
Cash and due from banks	354,897			352,735			318,650
Other assets	2,253,613			2,352,158			2,269,741

Total assets	$23,305,758			$21,976,357			$21,588,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$1,188,910	$942	0.08%	$1,096,692	$851	0.08%	$987,198	$1,091	0.11%
Interest-bearing demand deposits	2,827,778	4,517	0.16	2,148,459	3,741	0.17	1,947,506	3,429	0.18
Money market deposits	7,322,476	13,702	0.19	6,148,663	15,336	0.25	5,147,437	16,385	0.32
Time deposits	1,849,718	12,106	0.65	2,239,709	21,503	0.96	2,937,858	44,843	1.53

Total interest-bearing deposits	13,188,882	31,267	0.24	11,633,523	41,431	0.36	11,019,999	65,748	0.60
Federal funds purchased and securities sold under agreements to repurchase	675,574	1,322	0.20	1,177,105	2,687	0.23	1,926,474	6,196	0.32
Other short-term funding	1,198,264	1,519	0.13	936,376	3,294	0.35	767,230	6,215	0.81

Total short-term funding	1,873,838	2,841	0.15	2,113,481	5,981	0.28	2,693,704	12,411	0.46
Long-term funding	901,927	29,332	3.25	1,158,731	44,880	3.87	1,407,121	50,632	3.60

Total short and long-term funding	2,775,765	32,173	1.16	3,272,212	50,861	1.55	4,100,825	63,043	1.54

Total interest-bearing liabilities	$15,964,647	$63,440	0.40%	$14,905,735	$92,292	0.62%	$15,120,824	$128,791	0.85%
Noninterest-bearing demand deposits	4,249,313			3,948,846			3,381,128
Accrued expenses and other liabilities	199,486			172,788			89,378
Stockholders’ equity	2,892,312			2,948,988			2,997,290

Total liabilities and stockholders’ equity	$23,305,758			$21,976,357			$21,588,620

Net interest income and rate spread(1)		$665,615	3.07%		$647,038	3.15%		$634,205	3.07%

Net interest margin(1)			3.17%			3.30%			3.26%

Taxable equivalent adjustment		$20,072			$21,046			$21,374

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

TABLE 3: Rate/Volume Analysis(1)

	2013 Compared to 2012 Increase (Decrease) Due to			2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	($ in Thousands)
Interest income:
Loans:(2)
Commercial and business lending	$24,994	$(19,399)	$5,595	$33,726	$(13,644)	$20,082
Commercial real estate lending	14,506	(5,848)	8,658	16,186	(8,094)	8,092

Total commercial	39,500	(25,247)	14,253	49,912	(21,738)	28,174
Residential mortgage	13,307	(11,431)	1,876	19,552	(14,360)	5,192
Retail	(22,208)	(2,548)	(24,756)	(12,350)	(7,349)	(19,699)

Total loans	30,599	(39,226)	(8,627)	57,114	(43,447)	13,667
Investment securities
Taxable	14,737	(12,763)	1,974	(30,639)	(5,787)	(36,426)
Tax-exempt(2)	13	(2,109)	(2,096)	(191)	(1,860)	(2,051)
Other short-term investments	(1,311)	(215)	(1,526)	(2,832)	3,976	1,144

Investments and other	13,439	(15,087)	(1,648)	(33,662)	(3,671)	(37,333)

Total earning assets(2)	$44,038	$(54,313)	$(10,275)	$23,452	$(47,118)	$(23,666)

Interest expense:
Savings deposits	$73	$18	$91	$112	$(352)	$(240)
Interest-bearing demand deposits	1,105	(329)	776	350	(38)	312
Money market deposits	2,611	(4,245)	(1,634)	2,870	(3,919)	(1,049)
Time deposits	(3,331)	(6,066)	(9,397)	(8,589)	(14,751)	(23,340)

Total interest-bearing deposits	458	(10,622)	(10,164)	(5,257)	(19,060)	(24,317)
Federal funds purchased and securities sold under agreements to repurchase	(1,023)	(342)	(1,365)	(2,010)	(1,499)	(3,509)
Other short-term funding	742	(2,517)	(1,775)	1,159	(4,080)	(2,921)

Total short-term funding	(281)	(2,859)	(3,140)	(851)	(5,579)	(6,430)
Long-term funding	(9,021)	(6,527)	(15,548)	(9,429)	3,677	(5,752)

Total short and long-term funding	(9,302)	(9,386)	(18,688)	(10,280)	(1,902)	(12,182)

Total interest-bearing liabilities	$(8,844)	$(20,008)	$(28,852)	$(15,537)	$(20,962)	$(36,499)

Net interest income(2)	$52,882	$(34,305)	$18,577	$38,989	$(26,156)	$12,833

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2013 Average				2012 Average				2011 Average
	Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate
	($ in Thousands)
Total loans	$15,663,145	74.7%	3.77%		$14,741,785	75.2%	4.07%		$13,278,848	68.3%	4.41%
Securities and short-term investments	5,316,983	25.3%	2.59%		4,871,992	24.8%	2.86%		6,163,415	31.7%	2.87%

Earning assets	$20,980,128	100.0%	3.47%		$19,613,777	100.0%	3.77%		$19,442,263	100.0%	3.92%

Financed by:
Interest-bearing funds	$15,964,647	76.1%	0.40%		$14,905,735	76.0%	0.62%		$15,120,824	77.8%	0.85%
Noninterest-bearing funds	5,015,481	23.9%			4,708,042	24.0%			4,321,439	22.2%

Total funds sources	$20,980,128	100.0%	0.30%		$19,613,777	100.0%	0.47%		$19,442,263	100.0%	0.66%

Interest rate spread			3.07%				3.15%				3.07%
Contribution from net free funds			0.10%				0.15%				0.19%

Net interest margin			3.17%				3.30%				3.26%

Average prime rate*			3.25%				3.25%				3.25%
Average effective federal funds rate*			0.11%				0.15%				0.11%
Average spread			314	bp			310	bp			314	bp

*	Source: Bloomberg

Provision for Loan Losses

The provision for loan losses in 2013 was $10 million, compared to $3 million in 2012. Net charge offs were $39 million (representing 0.25% of average loans) for 2013, compared to $84 million (representing 0.57% of average loans) for 2012. At December 31, 2013, the allowance for loan losses was $268 million. In comparison, the allowance for loan losses was $297 million at December 31, 2012. The ratio of the allowance for loan losses to total loans was 1.69% and 1.93% at December 31, 2013, and 2012, respectively. Nonaccrual loans at December 31, 2013, were $185 million, compared to $253 million at December 31, 2012, representing 1.17% and 1.64% of total loans, respectively.

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

Noninterest Income

Noninterest income was $313 million for 2013, relatively flat from 2012. “Fee income” (defined in Table 5 below) as a percentage of “total revenue” (defined as taxable equivalent net interest income plus fee income) was 32% for 2013 compared to 33% for 2012.

TABLE 5: Noninterest Income

	Years Ended December 31,			Change From Prior Year
	2013	2012	2011	$ Change 2013	% Change 2013	$ Change 2012	% Change 2012
	($ in Thousands)
Trust service fees	$45,633	$40,737	$39,145	$4,896	12.0%	$1,592	4.1%
Service charges on deposit accounts	70,009	68,917	75,908	1,092	1.6	(6,991)	(9.2)
Card-based and other nondeposit fees	49,913	47,862	57,905	2,051	4.3	(10,043)	(17.3)
Insurance commissions	44,024	47,014	45,554	(2,990)	(6.4)	1,460	3.2
Brokerage and annuity commissions	14,877	15,643	17,230	(766)	(4.9)	(1,587)	(9.2)

Core fee-based revenue	224,456	220,173	235,742	4,283	1.9	(15,569)	(6.6)
Mortgage banking income	49,772	89,231	45,956	(39,459)	(44.2)	43,275	94.2
Mortgage servicing rights expense	925	25,731	33,233	(24,806)	(96.4)	(7,502)	(22.6)

Mortgage banking, net	48,847	63,500	12,723	(14,653)	(23.1)	50,777	N/M
Capital market fees, net	13,080	14,241	8,711	(1,161)	(8.2)	5,530	63.5
Bank owned life insurance income	11,855	13,952	14,896	(2,097)	(15.0)	(944)	(6.3)
Other	8,884	9,259	14,358	(375)	(4.1)	(5,099)	(35.5)

Subtotal (“fee income”)	307,122	321,125	286,430	(14,003)	(4.4)	34,695	12.1
Asset gains (losses), net	5,413	(12,096)	(12,199)	17,509	(144.8)	103	(0.8)
Investment securities gains (losses), net	564	4,261	(1,112)	(3,697)	(86.8)	5,373	N/M

Total noninterest income	$313,099	$313,290	$273,119	$(191)	(0.1)%	$40,171	14.7%

N/M=not meaningful

Notable contributions to the change in 2013 noninterest income were:

•

Trust service fees for 2013 were $46 million, up $5 million (12%) from 2012, primarily attributable to an increase in personal trust fees and retirement plan services. The market value of assets under management at December 31, 2013, was $7.4 billion compared to $6.5 billion at December 31, 2012.

•

Card-based and other nondeposit fees were $50 million for 2013, an increase of $2 million (4%) from 2012 primarily attributable to higher commercial loan service charges due to year over year growth in commercial loan balances. Insurance commissions were $44 million for 2013, down $3 million (6%) from 2012, primarily due to a $3 million reserve established in 2013 related to third party insurance products sold in prior years.

•

Net mortgage banking income for 2013 was $49 million, down $15 million (23%) compared to 2012. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the mortgage repurchase reserve provision, and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on the mortgage derivatives (collectively “gains on sales and related income”) and was $50 million in 2013, a decrease of $39 million (44%) compared to 2012. This decrease was primarily attributable to lower gains on sales and related income (down $38 million) and a $1 million increase in the repurchase reserve provision for losses related to repurchases and loss reimbursements on previously sold mortgage loans (see section “Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” and Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,”

of the notes to consolidated financial statements for additional information concerning this repurchase reserve). Secondary mortgage production was $2.3 billion for 2013, compared to $2.8 billion for 2012.

•

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $1 million for 2013 compared to $26 million for 2012, an improvement of $25 million; with a $17 million favorable change to the valuation reserve (comprised of a $15 million recovery to the valuation reserve in 2013, compared to a $2 million addition to the valuation reserve during 2012) and an $8 million reduction in amortization. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” for the Corporation’s accounting policy for mortgage servicing rights, Note 4, “Goodwill and Intangible Assets,” and Note 17, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

•

Net asset gains of $5 million for 2013 were primarily attributable to a $2 million gain on the sale of branches, and a $3 million net gain on the sale of real estate and miscellaneous assets. Net asset losses of $12 million for 2012 were primarily attributable to write-downs of $8 million on impaired and abandoned software during 2012 and $10 million of losses on sales and other write-downs on other real estate owned, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois. Net investment securities gains were less than $1 million in 2013; while net investment securities gains of $4 million for 2012 were primarily attributable to gains on sales of equity, mortgage-related and trust preferred debt securities.

Noninterest Expense

Noninterest expense for 2013 was $681 million, a decrease of $1 million from 2012. Personnel expense increased $16 million (4%), while nonpersonnel noninterest expenses decreased $17 million (6%) compared to 2012.

TABLE 6: Noninterest Expense

	Years Ended December 31,			Change From Prior Year
	2013	2012	2011	$ Change 2013	% Change 2013	$ Change 2012	% Change 2012
	($ in Thousands)
Personnel expense	$397,015	$381,404	$360,144	$15,611	4.1%	$21,260	5.9%
Occupancy	59,409	60,794	55,939	(1,385)	(2.3)	4,855	8.7
Equipment	25,351	23,566	19,873	1,785	7.6	3,693	18.6
Technology	49,445	43,548	32,475	5,897	13.5	11,073	34.1
Business development and advertising	23,346	21,303	23,038	2,043	9.6	(1,735)	(7.5)
Other intangible amortization	4,043	4,195	4,714	(152)	(3.6)	(519)	(11.0)
Loan expense	13,162	12,285	12,008	877	7.1	277	2.3
Legal and professional fees	20,226	31,232	18,205	(11,006)	(35.2)	13,027	71.6
Losses other than loans	1,942	12,258	17,921	(10,316)	(84.2)	(5,663)	(31.6)
Foreclosure / OREO expense	10,068	15,069	21,393	(5,001)	(33.2)	(6,324)	(29.6)
FDIC expense	19,461	19,478	28,484	(17)	(0.1)	(9,006)	(31.6)
Other	57,281	56,691	56,329	590	1.0	362	0.6

Total noninterest expense	$680,749	$681,823	$650,523	$(1,074)	(0.2)%	$31,300	4.8%

Personnel expense to total noninterest expense	58.3%	55.9%	55.4%

Notable contributions to the change in 2013 noninterest expense were:

•

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $397 million for 2013, up $16 million (4%) from 2012. Average full-time equivalent employees were 4,728 for 2013, down 5% from 4,968 employees for 2012. Salary-related expenses increased $18 million (6%). This increase was primarily the result of higher compensation (up $16 million or 7%). Fringe benefit expenses decreased $2 million (3%), primarily due to a decrease in health insurance costs.

•

Nonpersonnel noninterest expenses on a combined basis were $284 million, down $17 million (6%) compared to 2012. Equipment and technology were up $8 million (11%) due to strategic investments in our systems and infrastructure. Business development and advertising expenses increased $2 million (10%) from 2012 as the Corporation increased advertising related to our brand campaign. Legal and professional fees decreased $11 million due to a decrease in consultant costs related to certain BSA compliance issues. Losses other than loans decreased $10 million primarily due to a $7 million decrease in the provision for losses on unfunded commitments and a $3 million decrease in the provision for reinsurance losses. Foreclosure / OREO expenses of $10 million decreased $5 million, primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. All remaining noninterest expense categories on a combined basis were relatively flat compared to 2012.

Income Taxes

The Corporation recognized income tax expense of $79 million for 2013 compared to income tax expense of $75 million for 2012. The change in income tax expense was primarily due to the increase in the level of pretax income between the years. The effective tax rate was 29.6% for 2013, compared to an effective tax rate of 29.7% for 2012. During 2013, the Corporation recorded a $6 million net decrease in the reserve for uncertain tax positions related to the settlement of a tax issue and the expiration of various statutes of limitation. During 2012, the Corporation recorded a $5 million net decrease in the reserve for uncertain tax positions related to the settlement of a tax issue and the expiration of various statutes of limitations. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law and rates.

See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section “Critical Accounting Policies.” Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or the reserve for uncertain tax positions if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for more information.

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

TABLE 7: Loan Composition

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$4,822,680	31%	$4,502,021	29%	$3,724,736	27%	$3,049,752	24%	$3,450,632	24%
Commercial real estate — owner occupied	1,114,715	7	1,219,747	8	1,086,829	8	1,049,798	9	1,198,075	9
Lease financing	55,483	—	64,196	1	58,194	—	60,254	—	95,851	1

Commercial and business lending	5,992,878	38	5,785,964	38	4,869,759	35	4,159,804	33	4,744,558	34
Commercial real estate — investor	2,939,456	18	2,906,759	19	2,563,767	18	2,339,415	18	2,618,991	18
Real estate construction	896,248	6	655,381	4	584,046	4	553,069	4	1,397,493	10

Commercial real estate lending	3,835,704	24	3,562,140	23	3,147,813	22	2,892,484	22	4,016,484	28

Total commercial	9,828,582	62	9,348,104	61	8,017,572	57	7,052,288	55	8,761,042	62
Home equity revolving lines of credit	874,840	5	936,065	6	1,059,865	8	1,153,406	9	1,294,154	9
Home equity loans first liens	742,120	5	1,013,757	6	1,104,674	8	956,618	8	721,231	5
Home equity loans junior liens	208,054	1	269,672	2	340,165	2	413,033	3	530,782	4

Home equity	1,825,014	11	2,219,494	14	2,504,704	18	2,523,057	20	2,546,167	18
Installment	407,074	3	466,727	3	557,782	4	695,383	6	873,568	6
Residential mortgage	3,835,591	24	3,376,697	22	2,951,013	21	2,346,007	19	1,947,848	14

Total consumer	6,067,679	38	6,062,918	39	6,013,499	43	5,564,447	45	5,367,583	38

Total loans	$15,896,261	100%	$15,411,022	100%	$14,031,071	100%	$12,616,735	100%	$14,128,625	100%

Commercial real estate and Real estate construction loan detail:
Farmland	$8,591	—%	$17,730	1%	$26,221	1%	$36,741	2%	$47,514	2%
Multi-family	951,348	33	905,372	31	694,056	27	485,977	21	543,936	21
Non-owner occupied	1,979,517	67	1,983,657	68	1,843,490	72	1,816,697	77	2,027,541	77

Commercial real estate — investor	$2,939,456	100%	$2,906,759	100%	$2,563,767	100%	$2,339,415	100%	$2,618,991	100%

1-4 family construction	$259,031	29%	$176,874	27%	$120,170	21%	$96,296	17%	$251,307	18%
All other construction	637,217	71	478,507	73	463,876	79	456,773	83	1,146,186	82

Real estate construction	$896,248	100%	$655,381	100%	$584,046	100%	$553,069	100%	$1,397,493	100%

Loans

Total loans were $15.9 billion at December 31, 2013, an increase of $485 million or 3% from December 31, 2012. Commercial and business loans were $6.0 billion, up $207 million (4%) from December 31, 2012, to represent 38% of total loans at December 31, 2013. Commercial real estate totaled $3.8 billion at December 31, 2013 and represented 24% of total loans, an increase of $274 million (8%) from December 31, 2012. Consumer loans were $6.1 billion at December 31, 2013, relatively unchanged from December 31, 2012, and represented 38% of total loans at December 31, 2013.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2012 and 2013. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $6.0 billion at December 31, 2013 up $207 million (4%) since year-end 2012. The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. At December 31, 2013, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 8% of total loans and 22% of the total commercial and business loan portfolio. The next largest industry group within the commercial and business loan category included the wholesale trade sector, which represented 4% of total loans and 11% of the total commercial and business loan portfolio at December 31, 2013. The remaining portfolio is spread over a diverse range of industries, none of which exceed 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $3.8 billion at December 31, 2013, up $274 million (8%) from December 31, 2012. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $2.9 billion at December 31, 2013, relatively unchanged from December 31, 2012. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multifamily projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multifamily projects. Credit risk is managed in a similar manner to commercial and business loans by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were $896 million, an increase of $241 million (37%) compared to December 31, 2012. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Consumer loans totaled $6.1 billion at December 31, 2013, relatively unchanged from December 31, 2012. Loans in this classification include residential mortgage, home equity and installment loans. Residential mortgage loans totaled $3.8 billion at December 31, 2013, up $459 million (14%) from December 31, 2012. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. private mortgage insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The Corporation also retains a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At December 31, 2013, the residential mortgage portfolio was comprised of $1.4 billion of fixed-rate residential real estate mortgages and $2.4 billion of variable-rate residential real estate mortgages, compared to $1.3 billion of fixed-rate mortgages and $2.1 billion variable-rate mortgages at December 31, 2012.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

Home equity totaled $1.8 billion at December 31, 2013, down $394 million (18%) compared to December 31, 2012, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Home equity balances declined as customers continued to deleverage and refinance into lower-priced, first lien residential mortgage loans. Loans and lines in a junior position at December 31, 2013 included approximately 35% for which the Corporation also owned or serviced the related first lien loan and approximately 65% where the Corporation did not service the related first lien loan.

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

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 700. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required. As of December 31, 2013, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Home equity lines are variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at December 31, 2013, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

Table 8: Home Equity Lines of Credit — Revolving Period End Dates

	$ in Thousands	% to Total
Less than 1 year	$4,674	1%
1 — 3 years	4,242	0%
3 — 5 years	6,317	1%
5 — 10 years	141,981	16%
Over 10 years	717,626	82%

Total home equity revolving lines of credit	$874,840	100%

Installment loans totaled $407 million at December 31, 2013 down $60 million (13%) compared to December 31, 2012, and consist of student loans, as well as short-term and other personal installment loans. The Corporation had $330 million and $374 million of student loans at December 31, 2013, and December 31, 2012, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on the smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2013, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 9: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)
December 31, 2013	Within 1 Year(2)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$3,709,379	$832,982	$280,319	$4,822,680	49%
Commercial real estate — investor	1,049,838	1,735,055	154,563	2,939,456	30%
Commercial real estate — owner occupied	398,343	570,596	145,776	1,114,715	12%
Real estate construction	520,374	334,889	40,985	896,248	9%

Total	$5,677,934	$3,473,522	$621,643	$9,773,099	100%

Fixed rate	$2,359,568	$1,292,253	$345,456	$3,997,277	41%
Floating or adjustable rate	3,318,366	2,181,269	276,187	5,775,822	59%

Total	$5,677,934	$3,473,522	$621,643	$9,773,099	100%

Percent by maturity distribution	58%	36%	6%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $5.8 billion (59%) at December 31, 2013. Including the $2.4 billion of fixed rate loans due within one year, the total percentage of the commercial loan portfolio noted above that reprices or resets within one year is 83%.

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

The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies” and further discussion in this section. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and see Note 3, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 7 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.

At December 31, 2013, the allowance for loan losses was $268 million, compared to $297 million at December 31, 2012. The allowance for loan losses to total loans was 1.69% and 1.93% at December 31, 2013, and 2012, respectively, and the allowance for loan losses covered 145% and 118% of nonaccrual loans at December 31, 2013, and 2012, respectively. The provision for loan losses for 2013 was $10 million, compared to a provision for loan losses of $3 million for 2012. Net charge offs were $39 million for 2013 and $84 million for 2012. The ratio of net charge offs to average loans was 0.25% and 0.57% for 2013 and 2012, respectively. Management believes the level of allowance for loan losses to be appropriate at December 31, 2013 and December 31, 2012.

Although improving, the economy remained fragile during 2013, as accelerating real estate values, record high corporate profit margins, and improved (but relatively elevated) levels of unemployment were countered by stagnant growth and public sector fiscal concerns in the United States and lingering European economic concerns.

The national unemployment rate declined to 7.0% at November 2013 versus 7.8% twelve months earlier, though some of the unemployment rate improvement is attributed to the 63% labor force participation rate — the lowest level since 1978. The Midwest jobless rate paralleled that trend in 2013 and remains slightly below the national level, as the Midwest unemployment rate was 6.9% at November 2013 compared with 7.1% at November 2012, according to the Bureau of Labor Statistics.

Real GDP growth continued at the disappointing 2% range in 2013, the same pace that has prevailed throughout the recovery since the Great Recession. The economic drag from past fiscal policy was approximated to be a substantial 1.5 percentage points of GDP in 2013, which is expected to dissipate in 2014 and beyond.

Residential real estate markets experienced significant gains both nationally and within the Corporation’s core footprint. Based on the Case Shiller Home Price Index, residential home prices increased nearly 15% across the U.S. and approximately 10% within the core footprint states. Foreclosures remain elevated over pre-recession levels but declined significantly in 2013 which will mitigate the downward price pressure of residential home prices going forward.

Commercial real estate values (based on the Commercial Repeat Sales Index — CCRSI) continued to advance nationally during 2013 as evidenced by growth just shy of 10% for all commercial property types. Likewise to the residential real estate market, the percentage of commercial property selling at distressed price nationally dropped to near 10% at the end of 2013 compared to 24% a year ago. On a regional level, the Midwest still has 23% of property selling at distressed levels although pricing in the region has begun to stabilize after bottoming out in 2012, more than a year later than the other regions. Multifamily and retail commercial property types continue to buoy the Midwest region despite relatively stagnant office type prices and an eroding industrial property sector.

In an improving yet challenging real estate market, such as currently exists as described above, the value of the collateral securing the loans continues to be one of the most important factors in determining the appropriate amount of allowance for estimated loan losses to record at the balance sheet date.

Credit quality continued to improve during 2013. Nonaccrual loans declined to $185 million (representing 1.17% of total loans), down 27% from December 31, 2012, due to portfolio improvements, including a lower level of loans moving into the nonaccrual and potential problem loan categories. Accruing loans past due 30-89 days totaled $53 million at December 31, 2013, a decrease of 17% from December 31, 2012, while potential problem loans declined to $235 million, a reduction of 35% from year-end 2012.

TABLE 10: Loan Loss Experience

	Years Ended December 31,
($ in Thousands)	2013		2012			2011			2010			2009
Allowance for loan losses, at beginning of year	$297,409		$378,151			$476,813			$573,533			$265,378
Provision for loan losses	10,000		3,000			52,000			390,010			750,645
Loans charged off:
Commercial and industrial	35,146		43,240			38,662			121,179			161,260
Commercial real estate — owner occupied	6,474		4,080			9,485			20,871			7,889
Lease financing	206		797			173			11,081			1,575

Commercial and business lending	41,826		48,117			48,320			153,131			170,724
Commercial real estate — investor	9,846		14,000			29,479			96,530			49,399
Real estate construction	3,375		3,588			38,222			204,728			157,752

Commercial real estate lending	13,221		17,588			67,701			301,258			207,151

Total commercial	55,047		65,705			116,021			454,389			377,875
Home equity revolving lines of credit(3)	10,855		18,736			25,679
Home equity loans first liens(3)	2,759		3,758			1,603
Home equity loans junior liens(3)	7,015		11,631			15,341

Home equity(3)	20,629		34,125			42,623			51,132			49,674
Installment	1,389		3,057			16,134			9,787			10,364
Residential mortgage	10,996		14,159			14,954			13,184			14,293

Total consumer	33,014		51,341			73,711			74,103			74,331

Total loans charged off(1)(2)	88,061		117,046			189,732			528,492			452,206
Recoveries of loans previously charged off:
Commercial and industrial	28,865		18,363			16,350			20,609			5,583
Commercial real estate — owner occupied	339		453			2,509			308			537
Lease financing	218		1,899			1,955			25			5

Commercial and business lending	29,422		20,715			20,814			20,942			6,125
Commercial real estate — investor	6,961		4,796			5,666			10,141			512
Real estate construction	5,511		2,129			7,521			6,040			555

Commercial real estate lending	12,472		6,925			13,187			16,181			1,067

Total commercial	41,894		27,640			34,001			37,123			7,192
Home equity revolving lines of credit(3)	2,995		2,725			1,867
Home equity loans first liens(3)	104		58			44
Home equity loans junior liens(3)	1,113		1,115			1,290

Home equity(3)	4,212		3,898			3,201			2,733			884
Installment	1,633		1,234			1,584			1,669			1,525
Residential mortgage	1,228		532			284			237			115

Total consumer	7,073		5,664			5,069			4,639			2,524

Total recoveries(1)(2)	48,967		33,304			39,070			41,762			9,716

Total net charge offs(1)(2)	39,094		83,742			150,662			486,730			442,490

Allowance for loan losses, at end of year	$268,315		$297,409			$378,151			$476,813			$573,533

Ratios at end of year:
Allowance for loan losses to total loans	1.69%		1.93%			2.70%			3.78%			4.06%
Allowance for loan losses to net charge offs	6.9x		3.6x			2.5x			1.0x			1.3x

Net loan charge offs (recoveries):		(A )		(A	)		(A	)		(A	)		(A	)
Commercial and industrial	$6,281	14	$24,877	63		$22,312	70		$100,570	330		$155,677	401
Commercial real estate — owner occupied	6,135	53	3,627	33		6,976	67		20,563	183		7,352	58
Lease financing	(12)	(2)	(1,102)	N/M		(1,782)	N/M		11,056	N/M		1,570	144

Commercial and business lending	12,404	21	27,402	53		27,506	64		132,189	310		164,599	312
Commercial real estate — investor	2,885	10	9,204	33		23,813	98		86,389	346		48,887	197
Real estate construction	(2,136)	(27)	1,459	25		30,701	N/M		198,688	N/M		157,197	N/M

Commercial real estate lending	749	2	10,663	32		54,514	183		285,077	N/M		206,084	468

Total commercial	13,153	14	38,065	45		82,020	113		417,266	536		370,683	383
Home equity revolving lines of credit(3)	7,860	88	16,011	159		23,812	215
Home equity loans first liens(3)	2,655	31	3,700	34		1,559	14
Home equity loans junior liens(3)	5,902	250	10,516	344		14,051	374

Home equity(3)	16,417	82	30,227	125		39,422	153		48,399	195		48,790	181
Installment	(244)	(6)	1,823	36		14,550	237		8,118	95		8,839	103
Residential mortgage	9,768	26	13,627	41		14,670	52		12,947	63		14,178	60

Total consumer	25,941	42	45,677	73		68,642	114		69,464	129		71,807	121

Total net charge offs(1)(2)	$39,094	25	$83,742	57		$150,662	113		$486,730	369		$442,490	284

Commercial real estate and Real estate construction net charge off detail:
Farmland	$366	25	$(47)	(21)		$704	225		$377	89		$146	28
Multi-family	499	5	103	1		4,531	77		13,516	256		6,225	119
Non-owner occupied	2,020	10	9,148	47		18,578	103		72,496	377		42,516	224

Commercial real estate — investor	$2,885	10	$9,204	33		$23,813	98		$86,389	346		$48,887	197

1-4 family construction	$(3,796)	(163)	$(1,541)	N/M		$11,888	N/M		$41,748	N/M		$38,662	N/M
All other construction	1,660	30	3,000	66		18,813	N/M		156,940	N/M		118,535	N/M

Real estate construction	$(2,136)	(27)	$1,459	25		$30,701	N/M		$198,688	N/M		$157,197	N/M

(A)	Ratio of net charge offs to average loans by loan type in basis points.

N/M	Not meaningful

(1)	Charge offs for the year ended December 31, 2010 include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.

(2)	Charge offs for the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

(3)	A break-down between home equity categories is not available for 2010 and 2009.

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
	2013		2012		2011		2010		2009
	($ in Thousands)
Allowance allocation:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$104,501	2.17%	$97,852	2.17%	$124,374	3.34%	$137,770	4.52%	$196,637	5.70%
Commercial real estate — owner occupied	19,476	1.75	27,389	2.25	36,200	3.33	54,320	5.17	52,275	4.36
Lease financing	1,607	2.90	3,024	4.71	2,567	4.41	7,396	12.27	8,303	8.66

Commercial and business lending	125,584	2.10	128,265	2.22	163,141	3.35	199,486	4.80	257,215	5.42
Commercial real estate — investor	58,156	1.98	63,181	2.17	86,689	3.38	111,264	4.76	110,162	4.21
Real estate construction	23,418	2.61	20,741	3.16	21,327	3.65	56,772	10.26	118,708	8.49

Commercial real estate lending	81,574	2.13	83,922	2.36	108,016	3.43	168,036	5.81	228,870	5.70

Total commercial	207,158	2.11	212,187	2.27	271,157	3.38	367,522	5.21	486,085	5.55
Home equity	32,196	1.76	56,826	2.56	70,144	2.80	55,090	2.18	43,783	1.72
Installment	2,416	0.59	4,299	0.92	6,623	1.19	17,328	2.49	11,298	1.29
Residential mortgage	26,545	0.69	24,097	0.71	30,227	1.02	36,873	1.57	32,367	1.66

Total consumer	61,157	1.01	85,222	1.41	106,994	1.78	109,291	1.96	87,448	1.63

Total allowance for loan losses	$268,315	1.69%	$297,409	1.93%	$378,151	2.70%	$476,813	3.78%	$573,533	4.06%

	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )	(B )	(C )
Commercial and industrial	39%	31%	33%	29%	33%	27%	29%	24%	34%	24%
Commercial real estate — owner occupied	7	7	9	8	10	8	11	9	9	9
Lease financing	1	—	1	1	—	—	2	—	2	1

Commercial and business lending	47	38	43	38	43	35	42	33	45	34
Commercial real estate — investor	21	18	21	19	23	18	23	18	19	18
Real estate construction	9	6	7	4	6	4	12	4	21	10

Commercial real estate lending	30	24	28	23	29	22	35	22	40	28

Total commercial	77	62	71	61	72	57	77	55	85	62
Home equity	12	11	19	14	18	18	11	20	7	18
Installment	1	3	2	3	2	4	4	6	2	6
Residential mortgage	10	24	8	22	8	21	8	19	6	14

Total consumer	23	38	29	39	28	43	23	45	15	38

Total allowance for loan losses	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

(A)	Allowance for loan losses category as a percentage of total loans by category.

(B)	Allowance for loan losses category as a percentage of total allowance for loan losses.

(C)	Total loans by category as a percentage of total loans.

The methodology used for the allocation of the allowance for loan losses at December 31, 2013, 2012, and 2011 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

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

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned

	Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in Thousands)
Accruing loans past due 90 days or more:
Commercial	$1,199	$1,036	$4,236	$2,096	$9,394
Consumer	1,151	1,253	689	1,322	15,587

Total accruing loans past due 90 days or more	$2,350	$2,289	$4,925	$3,418	$24,981

Restructured loans (accruing):
Commercial	$94,265	$88,182	$85,084	$48,124	$480
Consumer	29,720	32,905	28,080	31,811	18,557

Total restructured loans (accruing)	$123,985	$121,087	$113,164	$79,935	$19,037

Restructured loans included in nonaccrual loans	$59,585	$80,590	$87,493	$35,939	$9,393
Ratios at year end:
Nonaccrual loans to total loans	1.17%	1.64%	2.54%	4.55%	7.63%
NPAs to total loans plus OREO	1.28%	1.86%	2.83%	4.89%	8.07%
NPAs to total assets	0.84%	1.23%	1.82%	2.84%	5.01%
AFLL to nonaccrual loans	145%	118%	106%	83%	53%
AFLL to total loans at end of year	1.69%	1.93%	2.70%	3.78%	4.06%

Nonperforming assets by type:
Commercial and industrial	$37,719	$39,182	$56,075	$99,845	$230,000
Commercial real estate — owner occupied	29,664	24,254	35,718	59,317	59,785
Lease financing	69	3,031	10,644	17,080	19,506

Commercial and business lending	67,452	66,467	102,437	176,242	309,291
Commercial real estate — investor	37,596	58,687	99,352	164,610	246,308
Real estate construction	6,467	27,302	41,806	94,929	409,289

Commercial real estate lending	44,063	85,989	141,158	259,539	655,597

Total commercial	111,515	152,456	243,595	435,781	964,888
Home equity revolving lines of credit(A)	11,883	20,446	27,239
Home equity loans first liens(A)	6,135	8,717	7,452
Home equity loans junior liens(A)	7,149	10,052	12,216

Home equity(A)	25,167	39,215	46,907	51,712	24,452
Installment	1,114	1,838	2,715	10,544	6,648
Residential mortgage	47,632	59,359	63,555	76,319	81,811

Total consumer	73,913	100,412	113,177	138,575	112,911

Total nonaccrual loans	185,428	252,868	356,772	574,356	1,077,799
Commercial real estate owned	8,359	16,664	24,795	31,830	52,468
Residential real estate owned	5,217	12,748	13,285	9,090	11,572
Bank properties real estate owned	4,542	5,488	3,491	3,410	4,401

Other real estate owned	18,118	34,900	41,571	44,330	68,441

Total nonperforming assets	$203,546	$287,768	$398,343	$618,686	$1,146,240

Commercial real estate & Real estate construction nonaccrual loans Detail:
Farmland	$—	$803	$1,907	$4,734	$1,524
Multi-family	3,782	9,328	7,909	23,864	17,867
Non-owner occupied	33,814	48,556	89,536	136,012	226,917

Commercial real estate — investor	$37,596	$58,687	$99,352	$164,610	$246,308

1-4 family construction	$1,915	$16,639	$21,717	$23,963	$77,645
All other construction	4,552	10,663	20,089	70,966	331,644

Real estate construction	$6,467	$27,302	$41,806	$94,929	$409,289

(A)	The break-down of home equity categories is not available for the years 2010 and 2009.

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned (continued)

	Years Ended December 31,
	2013	2012	2011	2010	2009
	($ in Thousands)
Accruing loans 30-89 days past due by type:
Commercial and industrial	$6,826	$11,339	$8,743	$33,013	$64,369
Commercial real estate — owner occupied	3,106	11,053	7,092	9,295	30,043
Lease financing	—	12	104	132	823

Commercial and business lending	9,932	22,404	15,939	42,440	95,235
Commercial real estate — investor	23,215	13,472	4,970	37,191	51,932
Real estate construction	1,954	3,155	996	8,016	56,559

Commercial real estate lending	25,169	16,627	5,966	45,207	108,491

Total commercial	35,101	39,031	21,905	87,647	203,726
Home equity revolving lines of credit(A)	6,728	7,829	5,059
Home equity loans first liens(A)	1,110	1,457	2,890
Home equity loans junior liens(A)	2,842	4,252	4,240

Home equity(A)	10,680	13,538	12,189	13,886	14,304
Installment	1,150	2,109	2,592	9,624	8,499
Residential mortgage	6,118	9,403	7,224	8,722	14,226

Total consumer	17,948	25,050	22,005	32,232	37,029

Total accruing loans 30-89 days past due	$53,049	$64,081	$43,910	$119,879	$240,755

Commercial real estate & real estate construction loans 30-89 days past due:
Farmland	$—	$101	$—	$47	$1,338
Multi-family	14,755	1,901	407	2,758	7,669
Non-owner occupied	8,460	11,470	4,563	34,386	42,925

Commercial real estate — investor	$23,215	$13,472	$4,970	$37,191	$51,932

1-4 family construction	$987	$503	$475	$930	$38,555
All other construction	967	2,652	521	7,086	18,004

Real estate construction	$1,954	$3,155	$996	$8,016	$56,559

Potential problem loans by type:
Commercial and industrial	$113,669	$128,434	$153,306	$354,284	$563,836
Commercial real estate — owner occupied	56,789	99,592	136,366	193,819	251,312
Lease financing	1,784	264	158	2,617	8,367

Commercial and business lending	172,242	228,290	289,830	550,720	823,515
Commercial real estate — investor	52,429	107,068	230,206	298,959	346,825
Real estate construction	5,263	13,092	27,649	91,618	391,105

Commercial real estate lending	57,692	120,160	257,855	390,577	737,930

Total commercial	229,934	348,450	547,685	941,297	1,561,445
Home equity revolving lines of credit(A)	303	520	1,291
Home equity loans first liens(A)	—	—	—
Home equity loans junior liens(A)	1,810	3,150	4,160

Home equity(A)	2,113	3,670	5,451	3,057	13,400
Installment	50	111	233	703	1,524
Residential mortgage	3,312	8,762	13,037	18,672	19,150

Total consumer	5,475	12,543	18,721	22,432	34,074

Total potential problem loans	$235,409	$360,993	$566,406	$963,729	$1,595,519

Nonaccrual loans were $185 million at December 31, 2013, compared to $253 million at December 31, 2012. As shown in Table 12, total nonaccrual loans were down $68 million since year-end 2012, with commercial nonaccrual loans down $41 million and consumer-related nonaccrual loans down $27 million. The ratio of nonaccrual loans to total loans at the end of 2013 was 1.17%, as compared to 1.64% December 31, 2012. The ratio of the Corporation’s allowance for loan losses to nonaccrual loans was 145% at year-end 2013, up from 118% at year-end 2012.

Accruing Loans Past Due 90 Days or More

Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At December 31, 2013 accruing loans 90 days or more past due totaled $2 million, relatively unchanged from December 31, 2012.

Troubled Debt Restructurings (“Restructured Loans”)

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

At December 31, 2013, the Corporation had total restructured loans of $184 million (including $60 million classified as nonaccrual and $124 million performing in accordance with the modified terms), compared to $202 million at December 31, 2012 (including $81 million classified as nonaccrual and $121 million performing in accordance with the modified terms).

Potential Problem Loans

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At December 31, 2013, potential problem loans totaled $235 million, compared to $361 million at December 31, 2012. The $126 million decrease in potential problem loans since December 31, 2012, was primarily due to a $62 million decrease in commercial real estate lending and a $56 million decrease in commercial and business lending.

Other Real Estate Owned

Other real estate owned decreased to $18 million at December 31, 2013, compared to $35 million at December 31, 2012. Net gains on sales of other real estate owned were $1 million for 2013, while net losses on sales of other real estate owned were $2 million in 2012. Write-downs on other real estate owned were $4 million and $8 million for 2013, and 2012, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2013	2012	2011
	($ in Thousands)
Interest income in accordance with original terms	$16,338	$24,644	$31,463
Interest income recognized	(10,137)	(11,726)	(13,414)

Reduction in interest income	$6,201	$12,918	$18,049

Investment Securities Portfolio

The investment securities portfolio is intended to provide the Corporation with adequate liquidity, flexibility in asset / liability management, a source of stable income, and is structured with minimal credit exposure to the Corporation. At the time of purchase, the Corporation classifies its investment purchases as available for sale or held to maturity, consistent with these investment objectives, including possible securities sales in response to changes in interest rates or prepayment risk, the need to manage liquidity or regulatory capital, and other factors. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheet, while investment securities classified as held to maturity are shown at amortized cost in the consolidated balance sheet.

At December 31, 2013, the Corporation’s investment securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity or approximately $145 million.

The Corporation did not recognize any credit-related other-than-temporary impairment write-downs during 2013 or 2012. See Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Investment Securities,” of the notes to consolidated financial statements for additional information.

The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds. The Volcker Rule will not have a material impact on the Corporation’s investment securities portfolio. See Part I, Item 1, “Business,” for additional information on the Volcker Rule.

TABLE 14: Investment Securities Portfolio

	At December 31,
	2013	% of Total	2012	% of Total	2011	% of Total
	($ in Thousands)
Investment Securities Available for Sale:
Amortized Cost:
U.S. Treasury securities	$1,001	<1%	$1,003	<1%	$1,000	<1%
Federal agency securities	—	—	—	—	24,031	1
Obligations of state and political subdivisions	653,758	12	755,644	16	797,691	17
Residential mortgage-related securities
Government-sponsored enterprise (“GSE”)	3,855,467	73	3,708,287	77	3,633,803	76
Private-label	3,035	<1	6,002	<1	40,893	1
GSE commercial mortgage-related securities	673,555	13	226,420	5	16,647	<1
Asset-backed securities	23,049	<1	—	—	188,439	4
Other securities (debt and equity)	60,711	1	90,622	2	72,896	1

Total amortized cost	$5,270,576	100%	$4,787,978	100%	$4,775,400	100%

Fair Value:
U.S. Treasury securities	$1,002	<1%	$1,004	<1%	$1,001	<1%
Federal agency securities	—	—	—	—	24,049	1
Obligations of state and political subdivisions	676,080	13	801,188	16	847,246	17
Residential mortgage-related securities
GSE	3,838,430	73	3,798,155	77	3,745,816	77
Private-label	3,014	<1	6,149	<1	39,774	—
GSE commercial mortgage-related securities	647,477	12	228,166	5	18,543	<1
Asset-backed securities	23,059	<1	—	—	187,732	4
Other securities (debt and equity)	61,523	1	92,096	2	73,322	1

Total fair value and carrying value	$5,250,585	100%	$4,926,758	100%	$4,937,483	100%

Net unrealized holding gains (losses)	$(19,991)		$138,780		$162,083

Investment Securities Held to maturity:
Amortized Cost:
Obligations of state and political subdivisions	$175,210	100%	$39,877	100%	$—	—%

Total amortized cost and carrying value	$175,210	100%	$39,877	100%	$—	—%

Fair Value:
Obligations of state and political subdivisions	$169,889	100%	$39,679	100%	$—	—%

Total fair value	$169,889	100%	$39,679	100%	$—	—%

Net unrealized holding losses	$(5,321)		$(198)		$—

Available for Sale

At December 31, 2013, the total carrying value of investment securities available for sale was $5.3 billion, up $324 million from December 31, 2012, and represented 22% of total assets, compared to 21% of total assets at December 31, 2012. On average, the investment securities available for sale portfolio was $4.9 billion for 2013, up $446 million (10%) compared to 2012, and represented 23% of average earning assets for both 2013 and 2012.

Obligations of State and Political Subdivisions (Municipal Securities): At December 31, 2013 and 2012, municipal securities were $676 million and $801 million, and represented 13% and 16%, respectively, of total investment securities based on fair value. Municipal bond insurance company downgrades have resulted in credit downgrades in certain municipal securities; however, due to the large number of small investments in these obligations (general obligation, essential services, etc.) the loss exposure on any particular obligation is mitigated. As of December 31, 2013, the total fair value of municipal securities reflected a net unrealized gain of approximately $22 million.

Residential and Commercial Mortgage-related Securities: At both December 31, 2013 and 2012, residential mortgage-related securities (which include predominantly GSE mortgage-backed securities and collateralized mortgage obligations (“CMOs”)) were $3.8 billion and represented 73% and 77%, respectively, of total investment securities based on fair value, while at December 31, 2013 GSE commercial mortgage-related securities were $647 million and represented 12% of total investment securities compared to $228 million and 5% of total investment securities at December 31, 2012. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities.

Asset-backed Securities: Asset-backed securities are largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program. At December 31, 2013, the asset-backed securities totaled $23 million.

Other Securities (Debt and Equity): At December 31, 2013 and 2012, other securities were $62 million and $92 million, respectively, and were primarily comprised of debt securities. Debt securities primarily include corporate bonds which mature within 3 years and a rating of A or AA, while equity securities include preferred and common equity securities.

Held to Maturity

At December 31, 2013, the total carrying value of investment securities held to maturity was $175 million, an increase of $135 million from December 31, 2012. During the third quarter of 2012, the Corporation began reinvesting the proceeds from the maturities of available for sale municipal securities into purchases of held to maturity municipal securities in anticipation of the new Basel III requirements.

Regulatory Stock

In addition to the available for sale and held to maturity investment securities noted above, the Corporation is also required to hold certain regulatory stock. The Corporation is required to maintain Federal Reserve stock and Federal Home Loan Bank (“FHLB”) stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. At December 31, 2013, and 2012, the Corporation had FHLB stock of $110 million and $96 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million at both December 31, 2013 and 2012.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — December 31 2013

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
	Within one year		After one but within five years		After five but within ten years		After ten years		Mortgage-related and equity securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in Thousands)
U. S. Treasury securities	$1,001	0.30%	$—	0.00%	$—	—	$—	—	$—	—	$1,001	0.30%	$1,002
Obligations of states and political subdivisions(2)	11,711	6.02%	189,750	5.63%	429,242	5.34%	23,055	6.00%	—	—	653,758	5.46%	676,080
Other debt securities	18,692	0.83%	42,001	1.98%	—	—	—	0.00%	—	—	60,693	1.63%	61,466
Residential mortgage-related securities:
GSE	—	—	—	—	—	—	—	—	3,855,467	2.60%	3,855,467	2.60%	3,838,430
Private-label	—	—	—	—	—	—	—	—	3,035	3.00%	3,035	3.00%	3,014
GSE commercial mortgage-related securities	—	—	—	—	—	—	—	—	673,555	2.10%	673,555	2.10%	647,477
Asset-backed securities	—	—	—	—	—	—	—	—	23,049	0.56%	23,049	0.56%	23,059
Other equity securities	—	—	—	—	—	—	—	—	18	0.00%	18	0.00%	57

Total amortized cost	$31,404	2.75%	$231,751	4.97%	$429,242	5.34%	$23,055	6.00%	$4,555,124	2.52%	$5,270,576	2.87%	$5,250,585

Total fair value and carrying value	$31,503		$240,398		$441,137		$25,510		$4,512,037				$5,250,585

	Investment Securities Held to Maturity - Maturity Distribution and Weighted Average Yield
	Within one year		After one but within five years		After five but within ten years		After ten years		Mortgage-related and equity securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in Thousands)
Obligations of states and political subdivisions(2)	$—	—	$232	1.99%	$68,394	3.49%	$106,584	4.32%	$—	—	$175,210	3.99%	$169,889

Total amortized cost and carrying value	$—	—	$232	1.99%	$68,394	3.49%	$106,584	4.32%	$—	—	$175,210	3.99%	$169,889

Total fair value	$—		$233		$66,100		$103,556		$—				$169,889

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 6, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2013. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2013 is shown in Table 17. Table 16 summarizes the distribution of average deposit balances. See also section “Liquidity.”

The Corporation competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Competition for deposits remains high. Challenges to deposit growth include a usual cyclical decline in deposits historically experienced during the first quarter (noted as a challenge since the return of deposit balances may not be timely or by as much as the outflow), price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customers choosing higher-cost deposit products or non-deposit investment alternatives.

At December 31, 2013, deposits were $17.3 billion, up $327 million or 2% from December 31, 2012. The increase in total deposits included a $388 million increase in money market deposits and a $335 million increase in interest-bearing demand deposits, offset by a $337 million decrease in other time deposits. Average deposit balances were $17.4 billion for 2013, up $1.9 billion or 12% from 2012. Similar to period end deposits, the increase in average deposits included a $1.2 billion increase in money market deposits (growing to represent 42% of average deposits for 2013 compared to 39% for 2012) and a $679 million increase in average interest-bearing demand deposits (representing 16% of average deposits for 2013 compared to 14% for 2012), offset by a $390 million decrease in time deposits (declining to 11% of average total deposits in 2013 versus 15% of average total deposits in 2012).

TABLE 16: Average Deposits Distribution

	2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Noninterest-bearing demand deposits	$4,249,313	24%	$3,948,846	25%	$3,381,128	23%
Savings deposits	1,188,910	7%	1,096,692	7%	987,198	7%
Interest-bearing demand deposits	2,827,778	16%	2,148,459	14%	1,947,506	14%
Money market deposits	7,322,476	42%	6,148,663	39%	5,147,437	36%
Time deposits	1,849,718	11%	2,239,709	15%	2,937,858	20%

Total deposits	17,438,195	100%	15,582,369	100%	14,401,127	100%
Customer repo sweeps	549,029		624,351		860,831
Customer repo term	16,193		430,264		932,844

Total customer funding	565,222		1,054,615		1,793,675

Total deposits and customer funding	$18,003,417		$16,636,984		$16,194,802

Network transaction deposits included above in interest-bearing demand and money market	$2,094,984		$1,343,595		$952,825
Brokered certificates of deposit	55,045		55,574		290,226

Total network and brokered funding	$2,150,029		$1,399,169		$1,243,051

Net customer deposits and funding	$15,853,388		$15,237,815		$14,951,751

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2013
	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
	($ in Thousands)
Three months or less	$116,706	$34,635	$151,341
Over three months through six months	45,406	23,092	68,498
Over six months through twelve months	75,319	40,195	115,514
Over twelve months	101,977	40,368	142,345

Total	$339,408	$138,290	$477,698

Other Funding Sources

Other funding sources, including short-term and long-term funding, were $3.8 billion at December 31, 2013 and $3.3 billion at December 31, 2012. See also section “Liquidity.” Long-term funding at December 31, 2013, was $3.1 billion, an increase of $2.1 billion from December 31, 2012. The increase in long-term funding was primarily attributable to the borrowing of $2.5 billion of five year, putable, variable rate FHLB advances, as the Corporation took advantage of favorable interest rates, partially offset by the maturity of $400 million in fixed rate FHLB advances during the first half of 2013. See Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding.

Short-term funding is comprised primarily of short-term FHLB advances; securities sold under agreements to repurchase; Federal funds purchased and commercial paper. Short-term funding sources at December 31, 2013 were $741 million, $1.6 billion lower than December 31, 2012. The decrease in short-term funding was primarily due to a $1.3 billion reduction in FHLB advances as the Corporation took advantage of favorable interest rates on long-term FHLB advances, reducing the need for short-term funding. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 7, “Short-term Funding,” of the notes to consolidated financial statements for additional information on short-term funding, and Table 18 for specific disclosures required for major short-term funding categories.

On average, short and long-term funding totaled $2.8 billion for 2013, down $496 million or 15% from 2012, including a $239 million decrease in short-term funding and a $257 million decrease in long-term funding. Within the short-term funding categories, average federal funds purchased and securities sold under agreements to repurchase decreased $501 million, while average short-term FHLB advances increased $212 million. Key changes within average long-term funding included a $201 million decrease in FHLB advances and a $157 million decrease in junior subordinated debentures (related to the early retirement of trust preferred securities and the related junior subordinated debentures during 2012), partially offset by a $107 million increase in average senior notes.

TABLE 18: Short-Term Funding

	December 31,
	2013	2012	2011
	($ in Thousands)
Securities sold under agreements to repurchase:
Balance end of year	$419,247	$679,070	$1,359,755
Average amounts outstanding during year	565,222	1,054,614	1,793,675
Maximum month-end amounts outstanding	662,477	1,212,100	2,078,038
Average interest rates on amounts outstanding at end of year	0.18%	0.24%	0.28%
Average interest rates on amounts outstanding during year	0.21%	0.24%	0.34%
FHLB advances
Balance end of year	$200,000	$1,525,000	$1,000,000
Average amounts outstanding during year	1,131,384	918,962	751,370
Maximum month-end amounts outstanding	2,150,000	1,575,000	1,150,000
Average interest rates on amounts outstanding at end of year	0.11%	0.07%	0.36%
Average interest rates on amounts outstanding during year	0.11%	0.35%	0.83%

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At December 31, 2013, the Corporation was in compliance with its internal liquidity objectives.

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

December 31, 2013
	Moody’s	S&P	Fitch	DBRS
Bank short-term deposits	P2	—	F2	R2H
Bank long-term	A3	BBB+	BBB-	BBBH
Corporation short-term	P2	—	F3	R2M
Corporation long-term	Baa1	BBB	BBB-	BBB
Outlook	Stable	Stable	POS	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company filed a “shelf” registration in January 2012, under which the Parent Company may offer any combination of the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In September 2012, the Corporation issued $155 million of senior notes due in March 2014 which bear a 1.875% fixed coupon. The Corporation has called the 2012 senior notes for redemption, at par plus accrued interest, in February 2014. The Parent Company also has a $200 million commercial paper program, of which, $65 million was outstanding at December 31, 2013.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $262 million during 2013 from subsidiaries. See Note 18, “Regulatory Matters,” for additional information on regulatory requirements for the Bank.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank ($2.7 billion of Federal Home Loan Bank advances were outstanding at December 31, 2013). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2013, the majority of the investment securities are classified as available for sale, with only a portion of municipal securities (less than 25%) classified as held to maturity. Of the $5.4 billion investment securities portfolio at December 31, 2013, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.5 billion could be pledged or sold to enhance liquidity, if necessary.

As reflected in Table 20, the Corporation has various financial obligations, including contractual obligations and other commitments, which may require future cash payments. The time deposits with shorter maturities could imply near-term liquidity risk if such deposit balances do not rollover at maturity into new time or non-time deposits at the Corporation. As evidenced in Table 16, average time deposits were 11% of total average deposits for 2013, compared to 15% of total average deposits for 2012. Many short-term borrowings, also shown in Table 20, particularly Federal funds purchased and securities sold under agreements to repurchase, can be reissued and, therefore, do not represent an immediate need for cash. See additional discussion in sections, “Net Interest Income,” “Investment Securities Portfolio,” and “Interest Rate Risk,” and in Note 2, “Investment Securities,” of the notes to consolidated financial statements. As a financial services provider, the Corporation routinely enters into commitments to extend credit. While contractual obligations represent future cash requirements of the Corporation, a significant portion of commitments to extend credit may expire without being drawn upon.

For the year ended December 31, 2013, net cash provided by operating and financing activities was $487 million and $630 million, respectively, while investing activities used net cash of $1.3 billion, for a net decrease in cash and cash equivalents of $136 million since year-end 2012. Generally, during 2013, net assets increased to $24.2 billion (up $739 million or 3%) compared to year-end 2012, primarily due to a $485 million increase in loans and a $459 million increase in investments. On the funding side, deposits increased $327 million and long-term funding increased $2.1 billion, partially offset by a decrease of $1.6 billion in short-term funding.

For the year ended December 31, 2012, net cash provided by operating activities and financing activities was $350 million and $1.4 billion, respectively, while investing activities used net cash of $1.6 billion, for a net increase in cash and cash equivalents of $121 million since year-end 2011. Generally, during 2012, net assets increased to $23.5 billion (up $1.6 billion or 7%) compared to year-end 2011, primarily due to a $1.4 billion increase in loans. On the funding side, deposits increased $1.8 billion while short-term funding decreased $188 million and long-term funding decreased $162 million.

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

Interest Rate Risk

In order to measure earnings sensitivity to changing market interest rates, the Corporation uses a simulation model to measure the impact of various interest rate shocks and other yield curve scenarios on earnings and the fair value of the financial assets and liabilities of the Corporation. The Corporation compares earnings between a static balance sheet scenario and balance sheets with projected growth scenarios to quantify the potential impact on such earnings of various balance sheet management and business strategies.

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

The resulting simulations for December 31, 2013, and December 31, 2012 projected that net interest income would increase by approximately 0.4% and 3.4%, respectively, if rates rose instantaneously by a 100 bp shock and projected that net interest income would increase by approximately 0.9% and 6.8%, respectively, if rates rose instantaneously by a 200 bp shock. As of December 31, 2013, the simulations of earnings results were within the limits of the Corporation’s interest rate risk policy.

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

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation assumption set. These potentially mitigating factors include future balance sheet growth, changes in yield curve relationships, and changing product spreads. As of December 31, 2013, the projected changes for the market value of equity were within the limits of the Corporation’s interest rate risk policy.

The Corporation provides derivative products to commercial customers who use them to manage their own interest rate risk profiles. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative products is hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms, and indices. Derivative financial instruments are further discussed in Note 13, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 20 summarizes significant contractual obligations and other commitments at December 31, 2013, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

Table 20: Contractual Obligations and Other Commitments

December 31, 2013	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	6	$1,155,159	$335,907	$179,845	$14,285	$1,685,196
Short-term funding	7	740,926	—	—	—	740,926
Long-term funding	8	155,001	431,974	2,500,067	225	3,087,267
Operating leases	5	10,699	21,505	17,759	33,206	83,169
Commitments to extend credit	15	3,783,255	1,478,750	1,099,770	108,221	6,469,996

Total		$5,845,040	$2,268,136	$3,797,441	$155,937	$12,066,554

The Corporation also has obligations under its retirement plans as described in Note 11, “Retirement Plans,” of the notes to consolidated financial statements. To a lesser degree, the Corporation also has commitments to fund various investments and other projects as discussed further in Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements.

As of December 31, 2013, the net liability for uncertain tax positions, including associated interest and penalties, was $6 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 20. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to uncertain tax positions.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation routinely enters into lending-related commitments, including commitments to extend credit, interest rate lock commitments to originate residential mortgage loans held for sale (discussed further below), commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates. The Corporation has $6.5 billion of outstanding commitments to extend credit (see Table 20) at December 31, 2013. In addition, the Corporation had a reserve for losses on unfunded loan and letters of credit commitments totaling $22 million at December 31, 2013. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2013, the Corporation had $133 million and $250 million of commercial and standby letters of credit, respectively. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

The Corporation’s derivative interest rate-related instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 20. The Corporation’s mortgage derivatives included $102 million of interest rate lock commitments to originate residential mortgage loans held for sale (included in Table 20 as part of commitments to extend credit) and forward commitments to sell $135 million of residential mortgage loans to various investors as of December 31, 2013. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 13, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the GSEs. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold. At December 31, 2013, the Corporation had a repurchase reserve for potential claims on loans previously sold of $6 million. The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met). At December 31, 2013, there were approximately $56 million of residential mortgage loans sold with limited recourse risk. See Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information on residential mortgage loans sold.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2013, there were $233 million of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. The aggregate carrying value of these investments at December 31, 2013, was $33 million, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $16 million at December 31, 2013. See Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information on these investments. The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 capital in private equity and hedge funds. The Volcker Rule will not have a material impact on the Corporation’s investments in such funds. See Part I, Item 1, “Business,” for additional information on the Volcker Rule.

Capital

Stockholders’ equity at December 31, 2013 was $2.9 billion, down slightly ($45 million) from December 31, 2012. Stockholders’ equity is also described in Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements. Cash dividends paid in 2013 were $0.33 per common share, compared with $0.23 per common share in 2012. At December 31, 2013, stockholders’ equity included $24 million of accumulated other comprehensive loss compared to $49 million of accumulated other comprehensive income at December 31, 2012. The $73 million decrease in accumulated other comprehensive income resulted primarily from the change in the unrealized gain/loss position, net of the tax effect, on investment securities available for sale. Stockholders’ equity to assets at December 31, 2013, was 11.93%, compared to 12.50% at December 31, 2012.

On November 13, 2012, the Board of Directors approved the repurchase of up to an aggregate amount of $125 million of common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and / or for other corporate purposes. On July 23, 2013, the Board of Directors approved the repurchase of up to an additional $120 million of common stock. At December 31, 2013, $95 million remained authorized for repurchase under the July 2013 Board of Director authorization, while none remained authorized for repurchase under the November 2012 Board of Directors authorization. During 2013, 7.7 million shares were repurchased for $120 million (or an average cost per common share of $15.57), while during 2012, 4.7 million shares were repurchased for $60 million (or an average cost per common share of $12.77). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2013 and 2012. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on the common stock repurchased during the fourth quarter of 2013. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, regulatory constraints, and other investment opportunities. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

Basel III Capital Rules.  In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. See Part I, Item 1, “Business,” for additional information on Basel III and the Dodd-Frank Act.

Management believes that, as of December 31, 2013, the Corporation and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. The capital ratios of the Corporation and its banking affiliate were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 21.

Table 21: Capital

	At or for the Year Ended December 31,
	2013	2012	2011
	(In Thousands, except per share data)
Total stockholders’ equity	$2,891,290	$2,936,399	$2,865,794
Tangible stockholders’ equity(1)	1,950,938	1,992,004	1,917,204
Tier 1 capital(2)	1,975,182	1,938,806	2,051,787
Tier 1 common equity(3)	1,913,320	1,875,534	1,783,515
Tangible common equity(1)	1,889,076	1,928,732	1,853,932
Total risk-based capital(2)	2,184,884	2,167,954	2,263,065
Tangible assets(1)	23,286,568	22,543,340	20,975,627
Risk weighted assets(2)	16,694,148	16,149,038	14,568,330
Market capitalization	2,829,640	2,221,268	1,938,833

Book value per common share	$17.40	$16.97	$16.15
Tangible book value per common share	11.62	11.39	10.68
Cash dividends per common share	0.33	0.23	0.04
Stock price at end of period	17.40	13.12	11.17
Low closing price for the period	13.46	11.43	8.95
High closing price for the period	17.60	14.63	15.36

Total stockholders’ equity / assets	11.93%	12.50%	13.07%
Tangible common equity / tangible assets(1)	8.11	8.56	8.84
Tangible stockholders’ equity / tangible assets(1)	8.38	8.84	9.14
Tier 1 common equity / risk-weighted assets(3)	11.46	11.61	12.24
Tier 1 leverage ratio(2)	8.70	8.98	9.81
Tier 1 risk-based capital ratio(2)	11.83	12.01	14.08
Total risk-based capital ratio(2)	13.09	13.42	15.53

Return on average equity	6.52%	6.07%	4.66%
Return on average tangible common equity	9.73	8.96	6.45
Return on average Tier 1 common equity	9.77	9.45	6.71
Return on average assets	0.81	0.81	0.65
Dividend payout ratio(4)	30.00	23.00	6.06

Common shares outstanding (period end)	162,623	169,304	173,575
Basic common shares outstanding (average)	165,584	172,255	173,370
Diluted common shares outstanding (average)	165,802	172,357	173,372

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.

(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.

(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

(4)	Ratio is based upon basic earnings per common share.

Segment Review

As discussed in Note 20 of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Consumer Banking and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 1, “Summary of Significant Accounting Policies,” and Note 20, “Segment Reporting,” of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective, and unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2013, certain organization and methodology changes were made and, accordingly, 2012 and 2011 results have been restated and presented on a comparable basis.

Segment Review 2013 Compared to 2012

The Commercial Banking segment consists of lending and deposit solutions to businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Commercial Banking segment had net income of $111 million in 2013, up $22 million compared to $89 million in 2012. The Corporation began providing resources in late 2011 to grow this segment, including investments to expand into new markets (Cincinnati, Indianapolis, and Michigan) and new industry lending segments (power, oil and gas). Primarily as a result of these investments, segment revenue grew $35 million to $413 million in 2013 compared to $378 million in 2012. The credit provision for loans increased $9 million in 2013 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to 2012. Total noninterest expense in 2013 was $187 million, down $7 million from $194 million in 2012 as higher expenses were more than offset by lower Corporate overhead charges. Average loan balances were $8.4 billion for 2013, up $899 million from an average balance of $7.5 billion for 2012, and average deposit balances were $5.5 billion in 2013, up $866 million from average deposits of $4.6 billion in 2012, reflecting our investments and strategy to expand and grow the Commercial Banking segment. Average allocated capital increased $46 million to $778 million in 2013 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to 2012.

The Consumer Banking segment consists of lending and deposit solutions to individuals and small businesses and also provides a variety of investment and fiduciary products and services. The Consumer Banking segment had net income of $45 million in 2013, up $13 million compared to $32 million in 2012. Segment revenue grew $10 million to $519 million for 2013 compared to $509 million for 2012, primarily due to higher net interest income as increases in long-term funding rates favorably impacted the credits provided to the Consumer Banking segment for deposit funding sources. The credit provision for loans increased $1 million to $20 million for 2013 due to the growth in the segment’s loan balances, partially offset by an improvement in credit quality as compared to 2012. Total noninterest expense for 2013 was $429 million, down $12 million from $441 million in 2012, as slightly higher direct expenses were more than offset by lower allocated occupancy costs, reflecting a reduction in our branch network from branch closures. Average loan balances were level at $7.2 billion in 2013 and 2012. Average deposits were $9.7 billion in 2013, up $234 million from 2012. Average allocated capital decreased $26 million to $536 million for 2013.

The Risk Management and Shared Services segment had net income of $33 million in 2013, down $25 million compared to $58 million in 2012. The primary components of the decrease were a $24 million decrease in net interest income due to market changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating net interest income credits to the Commercial and Consumer segments, and an $18 million increase in noninterest expense primarily due to higher unallocated occupancy costs for unused and vacant space as a result of retail branch closures. Average earning asset balances were $5.3 billion for 2013, up $420 million from an average balance of $4.9 billion in 2012. Average deposits were $2.3 billion in 2013, up $756 million from 2012. Average allocated capital increased $20 million to $564 million for 2013.

Segment Review 2012 Compared to 2011

The Commercial Banking segment had net income of $89 million in 2012, up $11 million compared to $78 million in 2011. As a result of investments made in late 2011 to grow this segment through new markets and new industry lending segments, segment revenue grew $27 million to $378 million in 2012 compared to $351 million in 2011. The credit provision for loans increased to $47 million in 2012 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to 2011. Total noninterest expense in 2012 was $194 million, up $3 million from $191 million in 2011 as the segment hired additional commercial bankers to support new markets and to enhance its presence in existing markets. Average loan balances were $7.5 billion for 2012, up $1.0 billion from an average balance of $6.5 billion for 2011, and average deposit balances were $4.6 billion in 2012, up $928 million from average deposits of $3.7 billion in 2011. Average allocated capital increased $26 million to $732 million in 2012 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to 2011.

The Consumer Banking segment had net income of $32 million in 2012, up $10 million compared to $22 million in 2011. Segment revenue increased $16 million to $509 million for 2012 compared to $493 million for 2011, primarily due to much higher mortgage banking income, offset by lower net interest income as a result of the lower rate environment and lower service charge and card-based fee income due to changes in customer behavior and regulatory changes. The credit provision for loans increased $1 million to $19 million for 2012 due to the growth in the segment’s loan balances, partially offset by an improvement in credit quality as compared to 2011. Total noninterest expense was level at $441 million for 2012 and 2011. Average loan balances were $7.2 billion in 2012, up $529 million from $6.7 billion in 2011. The segment’s loan growth was primarily in the residential mortgage portfolio. Average deposits were level at $9.4 billion for 2012 and 2011. Average allocated capital increased $39 million to $562 million for 2012 reflecting the increase in the segment’s loan balances and change in loan product mix.

The Risk Management and Shared Services segment had net income of $58 million in 2012, up $18 million compared to $40 million in 2011. The primary components of the increase was a $57 million lower credit provision, reflecting the much lower provision at the consolidated total level, offset by a $29 million increase in noninterest expenses due to unallocated costs incurred to address certain BSA regulatory compliance issues, personnel expense, and other corporate expense items. Average earning asset balances were $4.9 billion for 2012, down $1.4 billion from an average balance of $6.3 billion for 2011, reflecting the reduction in the Corporation’s investment portfolio.

Fourth Quarter 2013 Results

The Corporation recorded net income of $48 million for the fourth quarter of 2013, compared to net income of $47 million for the fourth quarter of 2012. Net income available to common equity for the fourth quarter of 2013 was $46 million, or $0.28 for both basic and diluted earnings per common share. Comparatively, net income available to common equity was $45 million for the fourth quarter of 2012, or $0.26 for both basic and diluted earnings per common share. See Table 22 for selected quarterly information.

Taxable equivalent net interest income for the fourth quarter of 2013 was $172 million, $6 million higher than the fourth quarter of 2012. Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $9 million, while changes in the rate environment and product pricing lowered net interest income by $3 million. The Federal funds target interest rate was unchanged for both fourth quarter periods. The net interest margin between the comparable quarters was down 9 bp to 3.23% in the fourth quarter of 2013, comprised of a 4 bp lower interest rate spread (to 3.15%, as the yield on earning assets declined 20 bp and the rate on interest-bearing liabilities fell 16 bp) and a 5 bp lower contribution from net free funds (to 0.08%, as lower rates on interest-bearing liabilities decreased the value of noninterest-bearing funds).

Average earning assets were $21.2 billion for the fourth quarter of 2013, an increase of $1.2 billion from the fourth quarter of 2012, with average loans up $617 million (including increases in commercial and residential mortgages, of $736 million and $371 million, respectively, offset by a decrease of $490 million in retail) and investments up $592 million (primarily in mortgage-related securities). On the funding side, average interest-bearing deposits were up $1.3 billion, while average demand deposits decreased $95 million and average short and long-term funding balances decreased slightly (down $32 million).

Credit quality continued to improve during 2013 with nonaccrual loans declining to $185 million (1.17% of total loans) at December 31, 2013, compared to $253 million (1.64% of total loans) at December 31, 2012. Compared to the fourth quarter of 2012, potential problem loans were down 35% to $235 million. Annualized net charge offs represented 0.14% of average loans for the fourth quarter of 2013, compared to 0.55% for the fourth quarter of 2012. The allowance for loan losses to loans at December 31, 2013 was 1.69%, compared to 1.93% at December 31, 2012. See sections, “Loans,” “Allowance for Loan Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional discussion.

Noninterest income for the fourth quarter of 2013 decreased $2 million (3%) to $76 million versus the fourth quarter of 2012. Core fee-based revenues of $57 million were up $3 million (5%) versus the comparable quarter in 2012, with increases in most categories. Net mortgage banking decreased $5 million due to the year-over-year slowdown in mortgage loan refinance activity. All remaining noninterest income categories on a combined basis were up 6% from the fourth quarter of 2012.

On a comparable quarter basis, noninterest expense increased $3 million (2%) to $179 million in the fourth quarter of 2013. Personnel expense increased $3 million (3%) from the fourth quarter of 2012, primarily salary-related expenses. Business development and advertising expense increased $2 million (primarily advertising related to our brand campaign), while legal and professional fees decreased $2 million (due to a decrease in consultant costs). All remaining noninterest expense categories on a combined basis were relatively flat compared to the fourth quarter of 2012.

For the fourth quarter of 2013, the Corporation recognized income tax expense of $14 million, compared to income tax expense of $13 million for the fourth quarter of 2012. The change in income tax was primarily due to the level of pretax income between the comparable quarters, as well as a reversal of certain prior years’ tax reserves during both the fourth quarter of 2013 and 2012. The effective tax rate was 22.5% for the fourth quarter of 2013, compared to an effective tax rate of 22.3% for the fourth quarter of 2012.

TABLE 22: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2013 and 2012.

	2013 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$181,537	$175,734	$176,360	$175,352
Interest expense	14,338	15,225	16,178	17,699

Net interest income	167,199	160,509	160,182	157,653
Provision for loan losses	2,000	—	4,000	4,000
Investment securities gains (losses), net	(18)	248	34	300
Income before income taxes	61,605	67,054	70,496	68,738
Net income available to common equity	46,485	44,373	46,588	46,088

Basic earnings per common share	$0.28	$0.27	$0.28	$0.27
Diluted earnings per common share	$0.28	$0.27	$0.28	$0.27
Basic weighted average common shares outstanding	162,611	164,954	166,605	168,234
Diluted weighted average common shares outstanding	163,235	165,443	166,748	168,404

	2012 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$180,470	$178,656	$178,585	$180,573
Interest expense	19,015	23,054	24,318	25,905

Net interest income	161,455	155,602	154,267	154,668
Provision for loan losses	3,000	—	—	—
Investment securities gains, net	152	3,506	563	40
Income before income taxes	60,032	66,887	64,188	63,352
Net income available to common equity	45,328	45,095	42,017	41,333

Basic earnings per common share	$0.26	$0.26	$0.24	$0.24
Diluted earnings per common share	$0.26	$0.26	$0.24	$0.24
Basic weighted average common shares outstanding	170,707	171,650	172,839	173,846
Diluted weighted average common shares outstanding	170,896	171,780	172,841	173,848

2012 Compared to 2011

The Corporation recorded net income available to common equity for 2012 of $174 million, or diluted earnings per common share of $1.00. For 2011, net income available to common equity was $115 million, or net income of $0.66 for diluted earnings per common share. Cash dividends of $0.23 per common share were paid in 2012, compared to cash dividends of $0.04 per common share paid in 2011. Key factors behind these results are discussed below.

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

Taxable equivalent net interest income was $647 million for 2012, $13 million or 2% higher than 2011, including favorable volume variances (increasing taxable equivalent net interest income by $39 million), partially offset by unfavorable rate variances (decreasing taxable equivalent net interest income by $26 million). The net interest margin for 2012 was 3.30%, 4 bp higher than 3.26% in 2011, attributable to an 8 bp increase in interest rate spread, partially offset by a 4 bp lower contribution from net free funds.

Average earning assets of $19.6 billion in 2012 were $172 million or 1% higher than 2011. Average loans increased $1.5 billion or 11%, including a $1.2 billion increase in commercial loans and a $510 million increase in residential mortgage loans, partially offset by a $262 million decrease in retail loans. Average securities and short-term investments decreased $1.3 billion, reflecting the Corporation’s strategy of funding loan growth primarily through investment securities run-off. Average interest-bearing liabilities of $14.9 billion in 2012 were down $215 million (1%) versus 2011. On average, interest-bearing deposits increased $614 million, while average noninterest-bearing demand deposits increased by $568 million. Average short and long-term funding decreased $829 million, consisting of a $580 million decrease in short-term funding and a $249 million decrease in long-term funding.

At December 31, 2012, total loans were $15.4 billion, up 10% from year-end 2011, with growth in most loan categories (commercial and business lending was up $916 million, commercial real estate lending was up $414 million, and residential mortgage loans were up $426 million, while retail loans decreased $376 million). Total deposits at December 31, 2012, were $16.9 billion, up 12% from year-end 2011. Money market deposits and noninterest-bearing demand deposits increased (up 27% and 21%, respectively), while brokered CDs and other time deposits decreased (down 27%).

Noninterest income was $313 million for 2012, $40 million or 15% higher than 2011. Core fee-based revenues totaled $220 million for 2012, down $16 million or 7% from $236 million for 2011. Net mortgage banking income was $64 million for 2012, an increase of $51 million from 2011. Collectively, all remaining noninterest income categories were $30 million, up $5 million compared to 2011.

Noninterest expense for 2012 was $682 million, an increase of $31 million or 5% over 2011. Personnel expense was $381 million, up $21 million (6%) over 2011, while nonpersonnel noninterest expenses on an aggregate basis were up modestly (3%) compared to 2011. The efficiency ratio was 69.99% for 2012 and 70.15% for 2011, respectively.

Income tax expense for 2012 was $75 million, compared to income tax expense of $44 million for 2011. The increase in income tax was primarily due to the increase in pretax income between the years. The effective tax rate was 29.7% for 2012, compared to an effective rate of 23.8% for 2011.

Recent Developments

On January 28, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.09 per common share, payable on March 17, 2014, to shareholders of record at the close of business on March 3, 2014. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock to shareholders of record at the close of business on March 3, 2014, with a dividend payable date of March 15, 2014, and an actual payment date of March 17, 2014. These cash dividends have not been reflected in the accompanying consolidated financial statements.

On January 17, 2014, the Corporation repurchased approximately 1.6 million shares of common stock under an accelerated share repurchase program. After this common stock repurchase, the Corporation has $65 million remaining under repurchase authorizations previously approved by the Board of Directors.

On January 10, 2014, the Board of Directors approved the early redemption of $155 million of senior notes due March 12, 2014, at par. The $155 million of senior notes will be redeemed in February, 2014.

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

The Corporation conducted its annual impairment testing in May 2013, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the Nasdaq bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2013 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. The annual impairment testing in prior years was based upon a quantitative measurement of the fair value of the reporting units. There were no impairment charges recorded in 2011, 2012, or 2013, respectively. See also Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at December 31, 2013, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 12%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 9%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was $1 million at December 31, 2013. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See also Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

Derivative Financial Instruments and Hedging Activities:  In various aspects of its business, the Corporation may use derivative financial instruments to modify exposures to changes in interest rates and market prices for other financial instruments. Derivative instruments are required to be carried at fair value on the balance sheet with changes in the fair value recorded directly in earnings or accumulated other comprehensive income, as appropriate. To qualify for and maintain hedge accounting, the Corporation must meet formal documentation and effectiveness evaluation requirements both at the hedge’s inception and on an ongoing basis. If in the future derivative financial instruments used by the Corporation no longer qualify for hedge accounting, the impact on the consolidated results of operations and reported earnings could be significant. See also Note 1, “Summary of Significant Accounting Policies,” Note 13, “Derivative and Hedging Activities,” and Note 17, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Interest Rate Risk.”

Income Taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes.

There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s deferred tax assets. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 12, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

Future Accounting Pronouncements

New accounting policies adopted by the Corporation during 2013 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In January 2014, the FASB issued an amendment to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2015, as required, with no expected material impact on its results of operations, financial position, or liquidity.

In January 2014, the FASB issued an amendment which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Corporation intends to adopt the accounting standard during the first quarter of 2015, as required, with no expected material impact on its results of operations, financial position, or liquidity.

In July 2013, the FASB issued an amendment to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. Early adoption and retrospective application is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2014, as required, with no expected material impact on its results of operations, financial position, or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED BANC-CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$455,482	$563,304
Interest-bearing deposits in other financial institutions	126,018	147,434
Federal funds sold and securities purchased under agreements to resell	20,745	27,135
Investment securities held to maturity, at amortized cost	175,210	39,877
Investment securities available for sale, at fair value	5,250,585	4,926,758
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,249	166,774
Loans held for sale	64,738	261,410
Loans	15,896,261	15,411,022
Allowance for loan losses	(268,315)	(297,409)
Loans, net	15,627,946	15,113,613
Premises and equipment, net	270,890	253,958
Goodwill	929,168	929,168
Other intangible assets, net	74,464	61,176
Trading assets	43,728	70,711
Other assets	1,006,697	926,417
Total assets	$24,226,920	$23,487,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,626,312	$4,759,556
Interest-bearing deposits	12,640,855	12,180,309
Total deposits	17,267,167	16,939,865
Federal funds purchased and securities sold under agreements to repurchase	475,442	750,455
Other short-term funding	265,484	1,576,484
Long-term funding	3,087,267	1,015,346
Trading liabilities	46,470	76,343
Accrued expenses and other liabilities	193,800	192,843
Total liabilities	21,335,630	20,551,336
Stockholders’ equity
Preferred equity	61,862	63,272
Common stock	1,750	1,750
Surplus	1,617,990	1,602,136
Retained earnings	1,392,508	1,281,811
Accumulated other comprehensive income (loss)	(24,244)	48,603
Treasury stock, at cost	(158,576)	(61,173)
Total stockholders’ equity	2,891,290	2,936,399
Total liabilities and stockholders’ equity	$24,226,920	$23,487,735

Preferred shares issued	63,549	65,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	10,874,182	4,773,146

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$587,526	$595,965	$582,739
Interest and dividends on investment securities
Taxable	88,919	86,945	123,371
Tax exempt	27,345	28,655	29,937
Other interest	5,193	6,719	5,575
Total interest income	708,983	718,284	741,622
INTEREST EXPENSE
Interest on deposits	31,267	41,431	65,748
Interest on Federal funds purchased and securities sold under agreements to repurchase	1,322	2,687	6,196
Interest on other short-term funding	1,519	3,294	6,215
Interest on long-term funding	29,332	44,880	50,632
Total interest expense	63,440	92,292	128,791
NET INTEREST INCOME	645,543	625,992	612,831
Provision for loan losses	10,000	3,000	52,000
Net interest income after provision for loan losses	635,543	622,992	560,831
NONINTEREST INCOME
Trust service fees	45,633	40,737	39,145
Service charges on deposit accounts	70,009	68,917	75,908
Card-based and other nondeposit fees	49,913	47,862	57,905
Insurance commissions	44,024	47,014	45,554
Brokerage and annuity commissions	14,877	15,643	17,230
Mortgage banking, net	48,847	63,500	12,723
Capital market fees, net	13,080	14,241	8,711
Bank owned life insurance income	11,855	13,952	14,896
Asset gains (losses), net	5,413	(12,096)	(12,199)
Investment securities gains (losses), net:
Realized gains (losses), net	564	4,261	(228)
Other-than-temporary impairments	—	(59)	(2,417)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	59	1,533
Total investment securities gains (losses), net	564	4,261	(1,112)
Other	8,884	9,259	14,358
Total noninterest income	313,099	313,290	273,119
NONINTEREST EXPENSE
Personnel expense	397,015	381,404	360,144
Occupancy	59,409	60,794	55,939
Equipment	25,351	23,566	19,873
Technology	49,445	43,548	32,475
Business development and advertising	23,346	21,303	23,038
Other intangible amortization	4,043	4,195	4,714
Loan expense	13,162	12,285	12,008
Legal and professional fees	20,226	31,232	18,205
Losses other than loans	1,942	12,258	17,921
Foreclosure / OREO expense	10,068	15,069	21,393
FDIC expense	19,461	19,478	28,484
Other	57,281	56,691	56,329
Total noninterest expense	680,749	681,823	650,523
Income before income taxes	267,893	254,459	183,427
Income tax expense	79,201	75,486	43,728
Net income	188,692	178,973	139,699
Preferred stock dividends and discount accretion	5,158	5,200	24,830
Net income available to common equity	$183,534	$173,773	$114,869

Earnings per common share:
Basic	$1.10	$1.00	$0.66
Diluted	$1.10	$1.00	$0.66
Average common shares outstanding:
Basic	165,584	172,255	173,370
Diluted	165,802	172,357	173,372

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
	($ in Thousands)
Net income	$188,692	$178,973	$139,699
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(158,207)	(19,042)	71,606
Reclassification adjustment for net (gains) losses realized in net income	(564)	(4,261)	1,112
Income tax (expense) benefit	61,266	9,651	(28,566)
Other comprehensive income (loss) on investment securities available for sale	(97,505)	(13,652)	44,152
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	72	242	467
Net gain (loss), net of amortization	40,148	(6,941)	(14,810)
Income tax (expense) benefit	(15,562)	2,366	5,674
Other comprehensive income (loss) on pension and postretirement obligations	24,658	(4,333)	(8,669)
Derivatives used in cash flow hedging relationships:
Net unrealized gains (losses)	—	6	(557)
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	—	1,954	4,708
Income tax expense	—	(974)	(1,658)
Other comprehensive income on cash flow hedging relationships	—	986	2,493
Total other comprehensive income (loss)	(72,847)	(16,999)	37,976
Comprehensive income	$115,845	$161,974	$177,675

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Preferred Equity		Common Stock		Surplus	Retained Earnings		Treasury Stock	Total
	Shares	Amount	Shares	Amount
	(In Thousands, except per share data)
Balance, December 31, 2010	525	$514,388	173,887	$1,739	$1,573,372	$1,041,666	$27,626	$—	$3,158,791

Comprehensive income:
Net income	—	—	—	—	—	139,699	—	—	139,699
Other comprehensive income	—	—	—	—	—	—	37,976	—	37,976

Comprehensive income									177,675
Common stock issued:
Stock-based compensation plans, net	—	—	704	7	4,350	(785)	—	659	4,231
Purchase of treasury stock	—	—	—	—	—	—	—	(659)	(659)
Cash dividends:
Common stock, $0.04 per share	—	—	—	—	—	(6,977)	—	—	(6,977)
Preferred stock	—	—	—	—	—	(14,218)	—	—	(14,218)
Issuance of preferred stock	65	63,272	—	—	—	—	—	—	63,272
Redemption of preferred stock	(525)	(525,000)	—	—	—	—	—	—	(525,000)
Accretion of preferred stock discount	—	10,612	—	—	—	(10,612)	—	—	—
Stock-based compensation expense, net	—	—	—	—	11,024	—	—	—	11,024
Tax impact of stock-based compensation	—	—	—	—	(2,345)	—	—	—	(2,345)

Balance, December 31, 2011	65	$63,272	174,591	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794

Comprehensive income:
Net income	—	—	—	—	—	178,973	—	—	178,973
Other comprehensive loss	—	—	—	—	—	—	(16,999)	—	(16,999)

Comprehensive income									161,974

Common stock issued:
Stock-based compensation plans, net	—	—	422	4	761	(1,101)	—	481	145
Purchase of treasury stock	—	—	—	—	—	—	—	(61,654)	(61,654)
Cash dividends:
Common stock, $0.23 per share	—	—	—	—	—	(39,634)	—	—	(39,634)
Preferred stock	—	—	—	—	—	(5,200)	—	—	(5,200)
Stock-based compensation expense, net	—	—	—	—	15,759	—	—	—	15,759
Tax impact of stock-based compensation	—	—	—	—	(785)	—	—	—	(785)

Balance, December 31, 2012	65	$63,272	175,013	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399

Comprehensive income:
Net income	—	—	—	—	—	188,692	—	—	188,692
Other comprehensive loss	—	—	—	—	—	—	(72,847)	—	(72,847)

Comprehensive income									115,845

Common stock issued:
Stock-based compensation plans, net	—	—	—	—	989	(17,630)	—	25,946	9,305
Purchase of treasury stock	—	—	—	—	—	—	—	(123,349)	(123,349)
Cash dividends:
Common stock, $0.33 per share	—	—	—	—	—	(54,991)	—	—	(54,991)
Preferred stock	—	—	—	—	—	(5,158)	—	—	(5,158)
Purchase of preferred stock	(1)	(1,410)	—	—	—	(216)	—	—	(1,626)
Stock-based compensation expense, net	—	—	—	—	14,840	—	—	—	14,840
Tax benefit of stock-based compensation	—	—	—	—	25	—	—	—	25

Balance, December 31, 2013	64	$61,862	175,013	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$188,692	$178,973	$139,699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,000	3,000	52,000
Depreciation and amortization	49,711	43,611	33,628
(Recovery of) addition to valuation allowance on mortgage servicing rights, net	(14,563)	2,383	7,403
Amortization of mortgage servicing rights	15,488	23,348	25,830
Amortization of other intangible assets	4,043	4,195	4,714
Amortization and accretion on earning assets, funding, and other, net	44,965	55,101	65,670
Deferred income taxes	25,920	54,294	34,742
Tax impact of stock based compensation	25	(785)	(2,345)
(Gain) loss on sales of investment securities, net, and impairment write-downs	(564)	(4,261)	1,112
(Gain) loss on sales of assets and impairment write-downs, net	(5,413)	12,096	12,199
Gain on mortgage banking activities, net	(34,268)	(60,312)	(31,628)
Mortgage loans originated and acquired for sale	(2,304,006)	(2,797,431)	(1,855,037)
Proceeds from sales of mortgage loans held for sale	2,516,690	2,822,000	1,764,801
Pension Contributions	(28,000)	(40,000)	(26,000)
Decrease in interest receivable	2,078	534	5,062
Decrease in interest payable	(2,214)	(5,723)	(1,232)
Net change in other assets and other liabilities	18,679	59,461	79,169
Net cash provided by operating activities	487,263	350,484	309,787
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(593,591)	(1,637,901)	(1,754,499)
Purchases of:
Available for sale securities	(1,954,936)	(2,084,500)	(777,309)
Premises, equipment, and software, net of disposals	(67,723)	(83,973)	(76,648)
FHLB stock	(28,399)	(6,601)	—
Held to maturity securities	(135,785)	(39,925)	—
Other assets	(2,098)	(5,968)	(3,061)
Proceeds from:
Available for sale securities	136,152	299,782	176,267
Prepayments, calls, and maturities of available for sale securities	1,298,077	1,692,076	1,776,245
Sale of FHLB stock	14,399	31,428	—
Prepayments, calls and maturities of other assets	41,668	70,920	50,417
Sales of loans originated for investment	39,002	130,940	136,051
Net cash used in investing activities	(1,253,234)	(1,633,722)	(472,537)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	394,340	1,969,055	(134,738)
Net decrease in deposits due to branch sales	(65,430)	(113,622)	—
Net increase (decrease) in short-term funding	(1,586,013)	(187,546)	767,103
Repayment of long-term funding	(427,430)	(311,621)	(670,104)
Proceeds from issuance of long-term funding	2,500,000	154,738	432,504
Proceeds from issuance of preferred shares	—	—	63,272
Purchase of preferred stock	(1,626)	—	(525,000)
Cash dividends on common stock	(54,991)	(39,634)	(6,977)
Cash dividends on preferred stock	(5,158)	(5,200)	(14,218)
Purchase of treasury stock	(123,349)	(61,654)	(659)
Net cash provided by (used in) financing activities	630,343	1,404,516	(88,817)
Net increase (decrease) in cash and cash equivalents	(135,628)	121,278	(251,567)
Cash and cash equivalents at beginning of period	737,873	616,595	868,162
Cash and cash equivalents at end of period	$602,245	$737,873	$616,595

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,552	$97,938	$129,720
Cash paid (received) for income taxes	49,200	(9,722)	(10,839)
Loans and bank premises transferred to other real estate owned	26,151	39,511	48,752
Capitalized mortgage servicing rights	18,256	23,528	17,476

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012, and 2011

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to general practice within the financial services industry. The following is a description of the more significant of those policies.

Business

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation”) is a bank holding company headquartered in Wisconsin. The Corporation provides a full range of banking and related financial services to consumer and commercial customers through its network of bank and nonbank subsidiaries. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state agencies and is subject to periodic examinations by those agencies.

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

Investment Securities

Securities are classified as held to maturity or available for sale at the time of purchase. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, the Corporation considers the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income. See Note 2 for additional information on investment securities.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks

The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. See Note 2 for additional information on the FHLB and Federal Reserve Bank Stocks.

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

Troubled Debt Restructurings (“Restructured Loans”)

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

All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. See Note 3 for additional information on restructured loans.

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income. At December 31, 2013 the carrying value of loans held for sale included a market valuation adjustment of $442,000, while at December 31, 2012, there was no market valuation adjustment to loans held for sale. Holding costs are treated as period costs.

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

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the fair value of the underlying property collateral, less estimated selling costs. This fair value becomes the new cost basis for the foreclosed asset. The initial write-down, if any, will be recorded as a charge off against the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed as incurred. Other real estate owned also includes bank premises formerly but no longer used for banking as well as property originally acquired for future expansion but no longer intended to be used for that purpose. Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred. Other real estate owned totaled $18 million and $35 million at December 31, 2013 and 2012, respectively.

Reserve for Unfunded Commitments

A reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities in the consolidated balance sheets. The determination of the appropriate level of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the reserve for unfunded commitments are included in losses other than loans in the consolidated statements of income. See Note 15 for additional information on the reserve for unfunded commitments.

Mortgage Repurchase Reserve

The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under the usual underwriting procedures, and are most often sold on a nonrecourse basis. The Corporation’s agreements to sell residential mortgage loans usually require general representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Corporation to indemnify or repurchase certain loans affected. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby indemnification or repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan (“put back” requests), as well as loss reimbursements, indemnification, and other settlement resolutions (“make whole” payments). See Note 15 for additional information on the mortgage repurchase reserve.

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

Land Improvements	3 to 15 years
Buildings	5 to 39 years
Computers	3 to 5 years
Furniture, fixtures, and other equipment	3 to 15 years

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

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 14 years for both 2013 and 2012). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying fair value of goodwill exceeds the implied fair value of goodwill. See Note 4 for additional information on goodwill and other intangible assets.

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

It is the Corporation’s policy to provide for uncertain tax positions as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2013 and 2012, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 12 for additional information on income taxes.

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

The Corporation measures the effectiveness of its hedges, where applicable, at inception and each quarter on an on-going basis. For a fair value hedge, the cumulative change in the fair value of the hedge instrument attributable to the risk being hedged versus the cumulative fair value change of the hedged item attributable to the risk being hedged is considered to be the “ineffective” portion, which is recorded as an increase or decrease in the related income statement classification of the item being hedged (i.e., net interest income). For a cash flow hedge, the ineffective portions of changes in the fair value are recognized immediately in the related income statement account. See Note 13 for additional information on derivative financial instruments and hedging activities.

Stock-Based Compensation

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair value of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income. See Note 10 for additional information on stock-based compensation.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in net unrealized gain / loss on securities available for sale, changes in net actuarial gain / loss on defined benefit post-retirement plans, and changes in net unrealized gain / loss on effective cash flow hedging instruments. Comprehensive income is reported in the accompanying consolidated statements of changes in stockholder’s equity and consolidated statements of comprehensive income. See Note 21 for additional information on accumulated other comprehensive income (loss).

Fair Value Measurements

Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). As there is no active market for many of the Corporation’s financial instruments, estimates are made using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. See Note 17 for additional information on fair value measurements. Below is a brief description of each fair value level.

Level 1 — Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Corporation has the ability to access.

Level 2 — Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell.

Per Share Computations

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants). Also see Notes 9 and 19.

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

In February 2013, the FASB issued an amendment requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. These disclosures may be presented on the face of the income statement or in the notes to consolidated financial statements, depending upon the specific accounting guidance for the reclassification out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012 with early adoption permitted. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, or liquidity. See Note 21 for the required new disclosures on accumulated other comprehensive income.

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

In December 2011, the FASB issued amendments to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements with certain financial instruments and derivative instruments. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, with retrospective application to the disclosures of all comparative periods presented. The Corporation adopted the accounting standard during the first quarter of 2013, as required, with no material impact on its results of operations, financial position, or liquidity. See Note 14 for the required new disclosures on balance sheet offsetting.

NOTE 2    INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale and held to maturity were as follows.

December 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	653,758	23,855	(1,533)	676,080
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,855,467	61,542	(78,579)	3,838,430
Private-label	3,035	16	(37)	3,014
GSE commercial mortgage-related securities	673,555	1,764	(27,842)	647,477
Asset-backed securities(1)	23,049	10	—	23,059
Other securities (debt and equity)	60,711	855	(43)	61,523

Total investment securities available for sale	$5,270,576	$88,043	$(108,034)	$5,250,585

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$175,210	$401	$(5,722)	$169,889

Total investment securities held to maturity	$175,210	$401	$(5,722)	$169,889

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

December 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,003	$1	$—	$1,004
Obligations of state and political subdivisions (municipal securities)	755,644	45,599	(55)	801,188
Residential mortgage-related securities:
GSE	3,708,287	93,595	(3,727)	3,798,155
Private-label	6,002	147	—	6,149
GSE commercial mortgage-related securities	226,420	2,809	(1,063)	228,166
Other securities (debt and equity)	90,622	1,549	(75)	92,096

Total investment securities available for sale	$4,787,978	$143,700	$(4,920)	$4,926,758

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$39,877	$98	$(296)	$39,679

Total investment securities held to maturity	$39,877	$98	$(296)	$39,679

The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2013, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$31,404	$31,503	$—	$—
Due after one year through five years	231,751	240,398	232	233
Due after five years through ten years	429,242	441,137	68,394	66,100
Due after ten years	23,055	25,510	106,584	103,556

Total debt securities	715,452	738,548	175,210	169,889
Residential mortgage-related securities:
GSE	3,855,467	3,838,430	—	—
Private-label	3,035	3,014	—	—
GSE commercial mortgage-related securities	673,555	647,477	—	—
Asset-backed securities	23,049	23,059	—	—
Equity securities	18	57	—	—

Total investment securities	$5,270,576	$5,250,585	$175,210	$169,889

For 2013, net investment securities gains of $1 million were primarily attributable to gains on sales of municipal and debt securities. Net investment securities gains of $4 million for 2012, were primarily attributable to gains on sales of equity, mortgage-related, and trust preferred debt securities. Net investment securities losses of $1 million for 2011 were primarily attributable to credit-related other-than-temporary write-downs on the Corporation’s holding of various investment securities (including write-downs on trust preferred debt securities and various equity securities).

Total proceeds and gross realized gains and losses from sales and write-downs of investment securities (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were as follows.

	2013	2012	2011
	($ in Thousands)
Gross gains	$637	$4,481	$—
Gross losses	(73)	(220)	(1,112)

Investment securities gains (losses), net	$564	$4,261	$(1,112)
Proceeds from sales of investment securities	136,152	299,782	176,267

Pledged securities with a carrying value of approximately $2.9 billion and $2.6 billion at December 31, 2013, and December 31, 2012, respectively, were pledged to secure certain deposits, FHLB advances, or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Less than 12 months			12 months or more			Total

December 31, 2013	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)

Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	113	$(1,525)	$47,044	1	$(8)	$273	$(1,533)	$47,317
Residential mortgage-related securities:
GSE	106	(57,393)	1,887,784	15	(21,186)	421,082	(78,579)	2,308,866
Private-label	2	(37)	2,105	1	—	35	(37)	2,140
GSE commercial mortgage-related securities	19	(23,854)	443,462	1	(3,988)	45,950	(27,842)	489,412
Other debt securities	5	(43)	6,452	—	—	—	(43)	6,452

Total		$(82,852)	$2,386,847		$(25,182)	$467,340	$(108,034)	$2,854,187

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	298	$(5,339)	$124,435	10	$(383)	$5,010	$(5,722)	$129,445

Total		$(5,339)	$124,435		$(383)	$5,010	$(5,722)	$129,445

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at December 31, 2013, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to private-label residential mortgage-related securities as well as residential mortgage-related securities issued by government agencies such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage related securities relate to government agency mortgage-related securities. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities during 2012 and 2013.

	Private-label Mortgage-Related Securities	Trust Preferred Debt Securities	Total

	$ in Thousands
Balance of credit-related other-than-temporary impairment at December 31, 2011	$(17,558)	$(10,835)	$(28,393)
Reduction due to credit impaired securities sold	17,026	4,499	21,525

Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)
Reduction due to credit impaired securities sold	532	57	589

Balance of credit-related other-than-temporary impairment at December 31, 2013	$—	$(6,279)	$(6,279)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012.

	Less than 12 months			12 months or more			Total

December 31, 2012	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	15	$(42)	$5,065	1	$(13)	$348	$(55)	$5,413
Residential mortgage-related securities:
GSE	30	(3,727)	892,964	—	—	—	(3,727)	892,964
Private-label	—	—	—	1	—	50	—	50
GSE commercial mortgage-related securities	2	(1,063)	102,474	—	—	—	(1,063)	102,474
Other securities (debt)	—	—	—	1	(75)	111	(75)	111

Total		$(4,832)	$1,000,503		$(88)	$509	$(4,920)	$1,001,012

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	56	$(296)	$28,265	—	$—	$—	$(296)	$28,265

Total		$(296)	$28,265		$—	$—	$(296)	$28,265

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At December 31, 2013, and 2012, the Corporation had FHLB stock of $110 million and $96 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million at both December 31, 2013 and 2012.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2013, 2012, or 2011, respectively.

NOTE 3    LOANS:

Loans at December 31 are summarized below.

	2013	2012
	($ in Thousands)
Commercial and industrial	$4,822,680	$4,502,021
Commercial real estate — owner occupied	1,114,715	1,219,747
Lease financing	55,483	64,196

Commercial and business lending	5,992,878	5,785,964
Commercial real estate — investor	2,939,456	2,906,759
Real estate construction	896,248	655,381

Commercial real estate lending	3,835,704	3,562,140

Total commercial	9,828,582	9,348,104
Home equity	1,825,014	2,219,494
Installment	407,074	466,727
Residential mortgage	3,835,591	3,376,697

Total consumer	6,067,679	6,062,918

Total loans	$15,896,261	$15,411,022

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below.

2013
($ in Thousands)
Balance at beginning of year	$36,971
New loans	15,887
Repayments	(14,219)

Balance at end of year	$38,639

A summary of the changes in the allowance for loan losses for the years indicated was as follows.

	2013	2012	2011
	($ in Thousands)
Balance at beginning of year	$297,409	$378,151	$476,813
Provision for loan losses	10,000	3,000	52,000
Charge offs	(88,061)	(117,046)	(189,732)
Recoveries	48,967	33,304	39,070

Net charge offs	(39,094)	(83,742)	(150,662)

Balance at end of year	$268,315	$297,409	$378,151

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

A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2013, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment	Residential mortgage	Total

Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	12,930	(1,778)	(1,429)	(2,140)	541	(8,213)	(2,127)	12,216	10,000
Charge offs	(35,146)	(6,474)	(206)	(9,846)	(3,375)	(20,629)	(1,389)	(10,996)	(88,061)
Recoveries	28,865	339	218	6,961	5,511	4,212	1,633	1,228	48,967

Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,994	$1,019	$—	$3,932	$254	$123	$—	$315	$13,637
Ending balance impaired loans collectively evaluated for impairment	$3,923	$1,936	$29	$3,963	$2,162	$13,866	$487	$11,872	$38,238

Total impaired loans	$11,917	$2,955	$29	$7,895	$2,416	$13,989	$487	$12,187	$51,875
Ending balance all other loans collectively evaluated for impairment	$92,584	$16,521	$1,578	$50,261	$21,002	$18,207	$1,929	$14,358	$216,440

Total	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Loans:
Ending balance impaired loans individually evaluated for impairment	$29,343	$24,744	$—	$32,367	$3,777	$929	$—	$10,526	$101,686
Ending balance impaired loans collectively evaluated for impairment	$40,893	$17,929	$69	$50,175	$6,483	$33,871	$1,360	$56,947	$207,727

Impaired loan subtotal	$70,236	$42,673	$69	$82,542	$10,260	$34,800	$1,360	$67,473	$309,413
Ending balance all other loans collectively evaluated for impairment	$4,752,444	$1,072,042	$55,414	$2,856,914	$885,988	$1,790,214	$405,714	$3,768,118	$15,586,848

Total	$4,822,680	$1,114,715	$55,483	$2,939,456	$896,248	$1,825,014	$407,074	$3,835,591	$15,896,261

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

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment	Residential mortgage	Total

Balance at Dec 31, 2011	$124,374	$36,200	$2,567	$86,689	$21,327	$70,144	$6,623	$30,227	$378,151
Provision for loan losses	(1,645)	(5,184)	(645)	(14,304)	873	16,909	(501)	7,497	3,000
Charge offs	(43,240)	(4,080)	(797)	(14,000)	(3,588)	(34,125)	(3,057)	(14,159)	(117,046)
Recoveries	18,363	453	1,899	4,796	2,129	3,898	1,234	532	33,304

Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$8,790	$654	$—	$5,241	$1,079	$868	$—	$155	$16,787
Ending balance impaired loans collectively evaluated for impairment	$4,951	$3,157	$—	$4,446	$2,332	$23,712	$1,155	$12,751	$52,504

Total impaired loans	$13,741	$3,811	$—	$9,687	$3,411	$24,580	$1,155	$12,906	$69,291
Ending balance all other loans collectively evaluated for impairment	$84,111	$23,578	$3,024	$53,494	$17,330	$32,246	$3,144	$11,191	$228,118

Total	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409

Loans:
Ending balance impaired loans individually evaluated for impairment	$27,213	$16,602	$3,024	$48,894	$20,794	$4,671	$—	$11,330	$132,528
Ending balance impaired loans collectively evaluated for impairment	$40,109	$21,504	$7	$51,453	$11,038	$44,512	$2,491	$70,313	$241,427

Impaired loan subtotal	$67,322	$38,106	$3,031	$100,347	$31,832	$49,183	$2,491	$81,643	$373,955
Ending balance all other loans collectively evaluated for impairment	$4,434,699	$1,181,641	$61,165	$2,806,412	$623,549	$2,170,311	$464,236	$3,295,054	$15,037,067

Total	$4,502,021	$1,219,747	$64,196	$2,906,759	$655,381	$2,219,494	$466,727	$3,376,697	$15,411,022

The following table presents commercial loans by credit quality indicator at December 31, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total

	($ Thousands)
Commercial and industrial	$4,485,160	$153,615	113,669	$70,236	$4,822,680
Commercial real estate — owner occupied	959,849	55,404	56,789	42,673	1,114,715
Lease financing	52,733	897	1,784	69	55,483

Commercial and business lending	5,497,742	209,916	172,242	112,978	5,992,878
Commercial real estate — investor	2,740,255	64,230	52,429	82,542	2,939,456
Real estate construction	877,911	2,814	5,263	10,260	896,248

Commercial real estate lending	3,618,166	67,044	57,692	92,802	3,835,704

Total commercial	$9,115,908	$276,960	$229,934	$205,780	$9,828,582

The following table presents commercial loans by credit quality indicator at December 31, 2012.

	Pass	Special Mention	Potential Problem	Impaired	Total

	($ Thousands)
Commercial and industrial	$4,208,478	$97,787	128,434	$67,322	$4,502,021
Commercial real estate — owner occupied	1,030,632	51,417	99,592	38,106	1,219,747
Lease financing	58,099	2,802	264	3,031	64,196

Commercial and business lending	5,297,209	152,006	228,290	108,459	5,785,964
Commercial real estate — investor	2,634,035	65,309	107,068	100,347	2,906,759
Real estate construction	603,481	6,976	13,092	31,832	655,381

Commercial real estate lending	3,237,516	72,285	120,160	132,179	3,562,140

Total commercial	$8,534,725	$224,291	$348,450	$240,638	$9,348,104

The following table presents consumer loans by credit quality indicator at December 31, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total

	($ Thousands)
Home equity	$1,777,421	$10,680	2,113	$34,800	$1,825,014
Installment	404,514	1,150	50	1,360	407,074
Residential mortgage	3,758,688	6,118	3,312	67,473	3,835,591

Total consumer	$5,940,623	$17,948	$5,475	$103,633	$6,067,679

The following table presents consumer loans by credit quality indicator at December 31, 2012.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total

	($ Thousands)
Home equity	$2,153,103	$13,538	3,670	$49,183	$2,219,494
Installment	462,016	2,109	111	2,491	466,727
Residential mortgage	3,276,889	9,403	8,762	81,643	3,376,697

Total consumer	$5,892,008	$25,050	$12,543	$133,317	$6,062,918

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, nonaccrual and charge off policies.

For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and impaired are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted. See Note 1 for the Corporation’s accounting policy for loans.

The following table presents loans by past due status at December 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$3,390	$3,436	$1,199	$8,025	$4,776,936	$4,784,961
Commercial real estate — owner occupied	1,015	2,091	—	3,106	1,081,945	1,085,051
Lease financing	—	—	—	—	55,414	55,414

Commercial and business lending	4,405	5,527	1,199	11,131	5,914,295	5,925,426
Commercial real estate — investor	9,081	14,134	—	23,215	2,878,645	2,901,860
Real estate construction	836	1,118	—	1,954	887,827	889,781

Commercial real estate lending	9,917	15,252	—	25,169	3,766,472	3,791,641

Total commercial	14,322	20,779	1,199	36,300	9,680,767	9,717,067
Home equity	8,611	2,069	346	11,026	1,788,821	1,799,847
Installment	885	265	637	1,787	404,173	405,960
Residential mortgage	5,253	865	168	6,286	3,781,673	3,787,959

Total consumer	14,749	3,199	1,151	19,099	5,974,667	5,993,766

Total accruing loans	$29,071	$23,978	$2,350	$55,399	$15,655,434	$15,710,833

Nonaccrual loans
Commercial and industrial	$998	$1,764	$9,765	$12,527	$25,192	$37,719
Commercial real estate — owner occupied	2,482	1,724	11,125	15,331	14,333	29,664
Lease financing	—	—	69	69	—	69

Commercial and business lending	3,480	3,488	20,959	27,927	39,525	67,452
Commercial real estate — investor	3,408	899	20,466	24,773	12,823	37,596
Real estate construction	2,376	—	2,267	4,643	1,824	6,467

Commercial real estate lending	5,784	899	22,733	29,416	14,647	44,063

Total commercial	9,264	4,387	43,692	57,343	54,172	111,515
Home equity	1,725	1,635	14,331	17,691	7,476	25,167
Installment	129	24	289	442	672	1,114
Residential mortgage	3,199	3,257	26,201	32,657	14,975	47,632

Total consumer	5,053	4,916	40,821	50,790	23,123	73,913

Total nonaccrual loans	$14,317	$9,303	$84,513	$108,133	$77,295	$185,428

Total loans
Commercial and industrial	$4,388	$5,200	$10,964	$20,552	$4,802,128	$4,822,680
Commercial real estate — owner occupied	3,497	3,815	11,125	18,437	1,096,278	1,114,715
Lease financing	—	—	69	69	55,414	55,483

Commercial and business lending	7,885	9,015	22,158	39,058	5,953,820	5,992,878
Commercial real estate — investor	12,489	15,033	20,466	47,988	2,891,468	2,939,456
Real estate construction	3,212	1,118	2,267	6,597	889,651	896,248

Commercial real estate lending	15,701	16,151	22,733	54,585	3,781,119	3,835,704

Total commercial	23,586	25,166	44,891	93,643	9,734,939	9,828,582
Home equity	10,336	3,704	14,677	28,717	1,796,297	1,825,014
Installment	1,014	289	926	2,229	404,845	407,074
Residential mortgage	8,452	4,122	26,369	38,943	3,796,648	3,835,591

Total consumer	19,802	8,115	41,972	69,889	5,997,790	6,067,679

Total loans	$43,388	$33,281	$86,863	$163,532	$15,732,729	$15,896,261

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2013 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2012.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$9,557	$1,782	$79	$11,418	$4,451,421	$4,462,839
Commercial real estate — owner occupied	10,420	633	308	11,361	1,184,132	1,195,493
Lease financing	—	12	—	12	61,153	61,165

Commercial and business lending	19,977	2,427	387	22,791	5,696,706	5,719,497
Commercial real estate — investor	8,424	5,048	366	13,838	2,834,234	2,848,072
Real estate construction	1,628	1,527	283	3,438	624,641	628,079

Commercial real estate lending	10,052	6,575	649	17,276	3,458,875	3,476,151

Total commercial	30,029	9,002	1,036	40,067	9,155,581	9,195,648
Home equity	10,151	3,387	96	13,634	2,166,645	2,180,279
Installment	1,300	809	1,013	3,122	461,767	464,889
Residential mortgage	8,473	930	144	9,547	3,307,791	3,317,338

Total consumer	19,924	5,126	1,253	26,303	5,936,203	5,962,506

Total accruing loans	$49,953	$14,128	$2,289	$66,370	$15,091,784	$15,158,154

Nonaccrual loans
Commercial and industrial	$8,559	$791	$11,962	$21,312	$17,870	$39,182
Commercial real estate — owner occupied	1,489	1,749	11,819	15,057	9,197	24,254
Lease financing	15	—	9	24	3,007	3,031

Commercial and business lending	10,063	2,540	23,790	36,393	30,074	66,467
Commercial real estate — investor	197	3,072	30,928	34,197	24,490	58,687
Real estate construction	16	—	9,639	9,655	17,647	27,302

Commercial real estate lending	213	3,072	40,567	43,852	42,137	85,989

Total commercial	10,276	5,612	64,357	80,245	72,211	152,456
Home equity	1,456	2,518	28,474	32,448	6,767	39,215
Installment	153	141	586	880	958	1,838
Residential mortgage	2,135	4,321	38,739	45,195	14,164	59,359

Total consumer	3,744	6,980	67,799	78,523	21,889	100,412

Total nonaccrual loans	$14,020	$12,592	$132,156	$158,768	$94,100	$252,868

Total loans
Commercial and industrial	$18,116	$2,573	$12,041	$32,730	$4,469,291	$4,502,021
Commercial real estate — owner occupied	11,909	2,382	12,127	26,418	1,193,329	1,219,747
Lease financing	15	12	9	36	64,160	64,196

Commercial and business lending	30,040	4,967	24,177	59,184	5,726,780	5,785,964
Commercial real estate — investor	8,621	8,120	31,294	48,035	2,858,724	2,906,759
Real estate construction	1,644	1,527	9,922	13,093	642,288	655,381

Commercial real estate lending	10,265	9,647	41,216	61,128	3,501,012	3,562,140

Total commercial	40,305	14,614	65,393	120,312	9,227,792	9,348,104
Home equity	11,607	5,905	28,570	46,082	2,173,412	2,219,494
Installment	1,453	950	1,599	4,002	462,725	466,727
Residential mortgage	10,608	5,251	38,883	54,742	3,321,955	3,376,697

Total consumer	23,668	12,106	69,052	104,826	5,958,092	6,062,918

Total loans	$63,973	$26,720	$134,445	$225,138	$15,185,884	$15,411,022

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2012 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at December 31, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*

	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,857	$65,443	$11,917	$61,000	$1,741
Commercial real estate — owner occupied	22,651	25,072	2,955	24,549	995
Lease financing	69	69	29	76	—

Commercial and business lending	80,577	90,584	14,901	85,625	2,736
Commercial real estate — investor	64,647	68,228	7,895	68,776	2,735
Real estate construction	8,815	12,535	2,416	9,796	236

Commercial real estate lending	73,462	80,763	10,311	78,572	2,971

Total commercial	154,039	171,347	25,212	164,197	5,707
Home equity	34,707	40,344	13,989	36,623	1,518
Installment	1,360	1,676	487	1,753	100
Residential mortgage	60,157	69,699	12,187	62,211	1,861

Total consumer	96,224	111,719	26,663	100,587	3,479

Total loans	$250,263	$283,066	$51,875	$264,784	$9,186

Loans with no related allowance
Commercial and industrial	$12,379	$19,556	$—	$14,291	$306
Commercial real estate — owner occupied	20,022	22,831	—	20,602	315
Lease financing	—	—	—	—	—

Commercial and business lending	32,401	42,387	—	34,893	621
Commercial real estate — investor	17,895	25,449	—	19,354	130
Real estate construction	1,445	1,853	—	1,576	13

Commercial real estate lending	19,340	27,302	—	20,930	143

Total commercial	51,741	69,689	—	55,823	764
Home equity	93	92	—	94	2
Installment	—	—	—	—	—
Residential mortgage	7,316	8,847	—	7,321	185

Total consumer	7,409	8,939	—	7,415	187

Total loans	$59,150	$78,628	$—	$63,238	$951

Total
Commercial and industrial	$70,236	$84,999	$11,917	$75,291	$2,047
Commercial real estate — owner occupied	42,673	47,903	2,955	45,151	1,310
Lease financing	69	69	29	76	—

Commercial and business lending	112,978	132,971	14,901	120,518	3,357
Commercial real estate — investor	82,542	93,677	7,895	88,130	2,865
Real estate construction	10,260	14,388	2,416	11,372	249

Commercial real estate lending	92,802	108,065	10,311	99,502	3,114

Total commercial	205,780	241,036	25,212	220,020	6,471
Home equity	34,800	40,436	13,989	36,717	1,520
Installment	1,360	1,676	487	1,753	100
Residential mortgage	67,473	78,546	12,187	69,532	2,046

Total consumer	103,633	120,658	26,663	108,002	3,666

Total loans	$309,413	$361,694	$51,875	$328,022	$10,137

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2013.

The following table presents impaired loans at December 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,985	$65,521	$13,741	$56,508	$2,187
Commercial real estate — owner occupied	24,600	27,700	3,811	26,531	1,043
Lease financing	7	7	—	120	—

Commercial and business lending	82,592	93,228	17,552	83,159	3,230
Commercial real estate — investor	80,766	96,581	9,687	85,642	2,891
Real estate construction	16,299	22,311	3,411	19,122	437

Commercial real estate lending	97,065	118,892	13,098	104,764	3,328

Total commercial	179,657	212,120	30,650	187,923	6,558
Home equity	47,113	54,456	24,580	50,334	1,962
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	72,408	81,959	12,906	76,989	2,211

Total consumer	122,012	139,262	38,641	130,096	4,345

Total loans	$301,669	$351,382	$69,291	$318,019	$10,903

Loans with no related allowance
Commercial and industrial	$9,337	$16,339	$—	$10,883	$229
Commercial real estate — owner occupied	13,506	16,582	—	14,425	68
Lease financing	3,024	3,024	—	3,896	—

Commercial and business lending	25,867	35,945	—	29,204	297
Commercial real estate — investor	19,581	28,531	—	20,490	173
Real estate construction	15,533	24,724	—	18,350	109

Commercial real estate lending	35,114	53,255	—	38,840	282

Total commercial	60,981	89,200	—	68,044	579
Home equity	2,070	2,269	—	2,164	36
Installment	—	—	—	—	—
Residential mortgage	9,235	12,246	—	11,566	208

Total consumer	11,305	14,515	—	13,730	244

Total loans	$72,286	$103,715	$—	$81,774	$823

Total
Commercial and industrial	$67,322	$81,860	$13,741	$67,391	$2,416
Commercial real estate — owner occupied	38,106	44,282	3,811	40,956	1,111
Lease financing	3,031	3,031	—	4,016	—

Commercial and business lending	108,459	129,173	17,552	112,363	3,527
Commercial real estate — investor	100,347	125,112	9,687	106,132	3,064
Real estate construction	31,832	47,035	3,411	37,472	546

Commercial real estate lending	132,179	172,147	13,098	143,604	3,610

Total commercial	240,638	301,320	30,650	255,967	7,137
Home equity	49,183	56,725	24,580	52,498	1,998
Installment	2,491	2,847	1,155	2,773	172
Residential mortgage	81,643	94,205	12,906	88,555	2,419

Total consumer	133,317	153,777	38,641	143,826	4,589

Total loans	$373,955	$455,097	$69,291	$399,793	$11,726

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2012.

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 for the Corporation’s accounting policy for troubled debt restructurings. The Corporation had a $64 million recorded investment in loans modified in a troubled debt restructuring during the year ended December 31, 2013, of which, $42 million were in accrual status and $22 million were in nonaccrual status pending a sustained period of repayment. As of December 31, 2013, there were $8 million of commitments to lend additional funds to borrowers with restructured loans. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	December 31, 2013		December 31, 2012
	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*
	($ in Thousands)
Commercial and industrial	$32,517	$6,900	$28,140	$12,496
Commercial real estate — owner occupied	13,009	10,999	13,852	11,514
Commercial real estate — investor	44,946	18,069	41,660	25,221
Real estate construction	3,793	2,065	4,530	6,798
Home equity	9,633	5,419	9,968	6,698
Installment	246	451	653	674
Residential mortgage	19,841	15,682	22,284	17,189

	$123,985	$59,585	$121,087	$80,590

*	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2013 and 2012, respectively, and the recorded investment and unpaid principal balance as of December 31, 2013 and 2012, respectively.

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)
	($ in Thousands)
Commercial and industrial	48	$11,833	$14,543	85	$12,827	$15,834
Commercial real estate — owner occupied	12	8,823	9,035	27	11,978	12,766
Commercial real estate — investor	25	26,480	28,516	25	12,379	13,569
Real estate construction	9	1,822	1,961	31	2,955	3,549
Home equity	88	4,642	4,958	111	4,870	6,143
Installment	3	193	200	13	298	302
Residential mortgage	93	10,259	12,106	121	14,292	16,787

	278	$64,052	$71,319	413	$59,599	$68,950

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2013, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the year ended December 31, 2013.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the years ended December 31, 2013 and 2012, respectively, as well as the recorded investment in these restructured loans as of December 31, 2013 and 2012, respectively.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	15	$1,493	16	$1,736
Commercial real estate — owner occupied	4	542	10	4,729
Commercial real estate — investor	4	1,784	13	10,854
Real estate construction	4	80	5	1,695
Home equity	14	1,220	14	2,049
Installment	—	—	1	12
Residential mortgage	23	4,137	10	1,499

	64	$9,256	69	$22,574

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 4    GOODWILL AND INTANGIBLE ASSETS:

Goodwill:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 1 for the Corporation’s accounting policy for goodwill and other intangible assets.

The Corporation conducted its annual impairment testing in May 2013, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the Nasdaq bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2013 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. The annual impairment testing in prior years was based upon a quantitative measurement of the fair value of the reporting units. There were no impairment charges recorded in 2011, 2012 or 2013. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.
At December 31, 2013, the Corporation had goodwill of $929 million, including goodwill of $428 million assigned to the Commercial Banking reporting unit and goodwill of $501 million assigned to the Consumer Banking reporting unit. There was no change in the carrying amount of goodwill for the years ended December 31, 2013, 2012 or 2011.

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

	2013	2012	2011
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$41,831	$41,831
Accumulated amortization	(31,565)	(34,044)	(30,815)

Net book value	$4,665	$7,787	$11,016

Amortization during the year	$3,122	$3,229	$3,695
Other intangibles:
Gross carrying amount	$19,283	$19,283	$19,283
Accumulated amortization	(12,764)	(11,843)	(10,877)

Net book value	$6,519	$7,440	$8,406

Amortization during the year	$921	$966	$1,019

The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. See Note 1 for the Corporation’s accounting policy for mortgage servicing rights. See Note 15, for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 17, which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	2013	2012	2011
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$61,425	$75,855	$84,209
Additions	18,256	23,528	17,476
Amortization	(15,488)	(23,348)	(25,830)
Other-than-temporary impairment	—	(14,610)	—

Mortgage servicing rights at end of year	$64,193	$61,425	$75,855

Valuation allowance at beginning of year	(15,476)	(27,703)	(20,300)
(Additions) recoveries, net	14,563	(2,383)	(7,403)
Other-than-temporary impairment	—	14,610	—

Valuation allowance at end of year	(913)	(15,476)	(27,703)

Mortgage servicing rights, net	$63,280	$45,949	$48,152

Fair value of mortgage servicing rights	$74,444	$45,949	$48,152
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,084,000	$7,453,000	$7,321,000
Mortgage servicing rights, net to servicing portfolio	0.78%	0.62%	0.66%
Mortgage servicing rights expense(1)	$925	$25,731	$33,233

1)	Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense for the next five years are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2013. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2014	$2,868	$879	$10,009
2015	1,404	839	8,412
2016	281	803	7,058
2017	112	770	5,952
2018	—	740	5,033
Beyond 2018	—	2,488	27,729

Total Estimated Amortization Expense	$4,665	$6,519	$64,193

NOTE 5    PREMISES AND EQUIPMENT:

A summary of premises and equipment at December 31 was as follows.

	Estimated Useful Lives	2013			2012
		Cost	Accumulated Depreciation	Net Book Value	Net Book Value
		($ in Thousands)
Land	—	$50,668	$—	$50,668	$46,378
Land improvements	3 – 15 years	10,642	4,152	6,490	6,412
Buildings	5 – 39 years	248,394	117,622	130,772	121,496
Computers	3 – 5 years	45,532	35,135	10,397	11,428
Furniture, fixtures and other equipment	3 – 15 years	162,746	104,487	58,259	57,667
Leasehold improvements	5 – 30 years	35,829	21,525	14,304	10,577

Total premises and equipment		$553,811	$282,921	$270,890	$253,958

Depreciation and amortization of premises and equipment totaled $33 million in 2013, $30 million in 2012, and $24 million in 2011.

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

($ in Thousands)
2014	$10,699
2015	10,842
2016	10,663
2017	9,476
2018	8,283
Thereafter	33,206

Total	$83,169

Total rental expense under leases, net of sublease income, totaled $14 million in 2013, $15 million in 2012, and $15 million in 2011, respectively.

NOTE 6    DEPOSITS:

The distribution of deposits at December 31 was as follows.

	2013	2012
	($ in Thousands)
Noninterest-bearing demand deposits	$4,626,312	$4,759,556
Savings deposits	1,159,512	1,109,861
Interest-bearing demand deposits	2,889,705	2,554,479
Money market deposits	6,906,442	6,518,075
Brokered certificates of deposit	50,450	26,270
Other time deposits	1,634,746	1,971,624

Total deposits	$17,267,167	$16,939,865

Time deposits of $100,000 or more were $478 million and $612 million at December 31, 2013 and 2012, respectively.

Aggregate annual maturities of all time deposits at December 31, 2013, are as follows.

Maturities During Year Ending December 31,	($ in Thousands)
2014	$1,155,159
2015	198,481
2016	137,426
2017	120,545
2018	59,300
Thereafter	14,285

Total	$1,685,196

NOTE 7    SHORT-TERM FUNDING:

Short-term funding at December 31 was as follows.

	2013	2012
	($ in Thousands)
Federal funds purchased	$56,195	$71,385
Securities sold under agreements to repurchase	419,247	679,070

Federal funds purchased and securities sold under agreements to repurchase	475,442	750,455
FHLB advances	200,000	1,525,000
Commercial paper	65,484	51,484

Other short-term funding	265,484	1,576,484

Total short-term funding	$740,926	$2,326,939

Short-term funding includes funding with original contractual maturities of one year or less. The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily.

NOTE 8    LONG-TERM FUNDING:

Long-term funding (funding with original contractual maturities greater than one year) at December 31 was as follows.

	2013	2012
	($ in Thousands)
FHLB advances	$2,500,297	$400,375
Senior notes, at par	585,000	585,000
Subordinated debt, at par	—	25,821
Other long-term funding and capitalized costs	1,970	4,150

Total long-term funding	$3,087,267	$1,015,346

FHLB advances:  At December 31, 2013, the long-term FHLB advances had a weighted average interest rate of 0.10%, compared to 1.79% at December 31, 2012. During the fourth quarter of 2013, the Corporation executed $2.5 billion of five year, variable rate FHLB advances that are putable, at our option, without penalty after six months. The FHLB advances are indexed to the FHLB discount note plus 6 basis points and reprice at varying intervals, including $1.0 billion repricing at four week intervals, $750 million repricing at 13 week intervals, and $750 million repricing daily. These advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.

Senior notes:  In March 2011, the Corporation issued $300 million of senior notes at a discount. In September 2011, the Corporation issued an additional $130 million of senior notes at a premium. The 2011 senior note issuances mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%. In September 2012, the Corporation issued $155 million of senior notes at a discount. The 2012 senior note issuance has a fixed coupon interest rate of 1.875%, matures on March 12, 2014, and is callable beginning in February 2014. The Corporation plans to early retire the 2012 senior note issuance at par on the call date in February 2014.

Subordinated debt:  In September 2008, the Corporation issued $26 million of 10-year subordinated debt with a 5-year no-call provision. The subordinated debt was issued at a discount, had a fixed coupon interest rate of 9.25%, and was called in September 2013. The Corporation redeemed the outstanding subordinated debt effective October 15, 2013.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2013.

Year	($ in Thousands)
2014	$155,001
2015	30
2016	431,944
2017	67
2018	2,500,000
Thereafter	225

Total long-term funding	$3,087,267

Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances. At December 31, 2013, the Corporation had $3.5 billion of total collateral capacity supported by residential mortgage and home equity loans. Total short-term and long-term FHLB advances outstanding at December 31, 2013, was $2.7 billion.

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

On July 23, 2013, the Board of Directors authorized the purchase of up to $10 million of the Corporation’s 8.00% Perpetual Preferred Stock, Series B. During 2013, the Corporation repurchased approximately 58,000 depository shares for $1.6 million.

Common Stock Warrants:  In November 2008, under the Capital Purchase Program, the Corporation issued a 10-year warrant to purchase approximately 4 million shares of common stock. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). On December 6, 2011, the U.S. Department of Treasury closed an underwritten secondary public offering of the warrants, each representing the right to purchase one share of common stock, par value $0.01 per share, of the Corporation. The public offering price and the allocation of the warrants in the secondary public warrant offering by the U.S. Treasury were determined by an auction process and the Corporation received no proceeds from the public offering.

Subsidiary Equity:  At December 31, 2013, subsidiary equity equaled $3.1 billion. See Note 18 for additional information on regulatory requirements for the Bank.

Stock Repurchases:  On November 13, 2012, the Board of Directors approved the repurchase of up to an aggregate amount of $125 million of common stock to be made available for reissuance in connection with the Corporation’s employee incentive plans and / or for other corporate purposes. On July 23, 2013, the Board of Directors approved the repurchase of up to an additional $120 million of common stock. At December 31, 2013, $95 million remained authorized for repurchase under the July 2013 Board of Directors authorization, while none remained authorized for repurchase under the November 2012 Board of Directors authorization. During 2013, the Corporation repurchased 7.7 million shares for $120 million (or an average cost per common share of $15.57), while during 2012, the Corporation repurchased 4.7 million shares for $60 million (or an average cost per common share of $12.77). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation during 2012 and 2013. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on the common stock repurchased during the fourth quarter of 2013. The repurchase of shares will be based on market opportunities, capital levels, growth prospects, regulatory constraints, and other investment opportunities. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

Other Comprehensive Income:  See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income.

NOTE 10    STOCK-BASED COMPENSATION:

At December 31, 2013, the Corporation had one stock-based compensation plan. All stock awards granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the date the awards were granted.

The Corporation may issue restricted common stock and restricted common stock units with restrictions to certain key employees (collectively referred to as “restricted stock awards”). The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over one, two, three, or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals and continued employment or meeting the requirements for retirement.

Stock-Based Compensation Plan:

In March 2010, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2010 Incentive Compensation Plan (“2010 Plan”). Under the 2010 Plan, options are generally exercisable up to 10 years from the date of grant and vest ratably over three or four years, while restricted stock awards vest ratably over three or four years. As of December 31, 2013, no shares remained available for grant under the 2010 Plan.

In March 2013, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2013 Incentive Compensation Plan (“2013 Plan”). Under the 2013 Plan, options are generally exercisable up to 10 years from the date of grant and vest ratably over four years, while restricted stock awards vest ratably over four years. As of December 31, 2013, approximately 19 million shares remained available for grant under the 2013 Plan.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the historical and implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2013, 2012 and 2011.

	2013	2012	2011
Dividend yield	2.00%	2.00%	2.00%
Risk-free interest rate	0.99%	1.20%	2.27%
Weighted average expected volatility	34.35%	48.94%	47.24%
Weighted average expected life	6 years	6 years	6 years
Weighted average per share fair value of options	$3.80	$5.03	$5.56

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

A summary of the Corporation’s stock option activity for 2013, 2012, and 2011, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2010	7,301,458	$24.33
Granted	1,624,369	14.20
Exercised	(23,437)	12.66
Forfeited or expired	(1,847,116)	24.51

Outstanding at December 31, 2011	7,055,274	$21.99	5.61	$27

Options exercisable at December 31, 2011	4,623,935	$26.10	4.01	$7

Outstanding at December 31, 2011	7,055,274	$21.99
Granted	3,060,519	$12.97
Exercised	(11,120)	$13.16
Forfeited or expired	(1,464,115)	$21.56

Outstanding at December 31, 2012	8,640,558	$18.88	6.40	$570

Options exercisable at December 31, 2012	4,603,963	$23.80	4.37	$43

Outstanding at December 31, 2012	8,640,558	18.88
Granted	1,020,979	14.02
Exercised	(642,202)	13.43
Forfeited or expired	(985,092)	21.49

Outstanding at December 31, 2013	8,034,243	$18.37	6.03	$20,838

Options exercisable at December 31, 2013	4,923,720	$21.48	4.62	$8,580

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2013.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
Range of Exercise Prices:
$0.00 — $10.00	2,000	$9.26	5.56	2,000	$9.26
$10.01 — $15.00	5,248,844	13.46	7.76	2,138,321	13.45
$15.01 — $20.00	608,806	17.42	4.83	608,806	17.42
$20.01 — $25.00	554,576	24.89	3.84	554,576	24.89
$25.01 — $30.00	307,172	29.03	0.21	307,172	29.03
Over $30.00	1,312,845	33.25	1.98	1,312,845	33.25

Total	8,034,243	$18.37	6.03	4,923,720	$21.48

The following table summarizes information about the Corporation’s nonvested stock option activity for 2013, 2012, and 2011.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	2,025,720	$4.09
Granted	1,624,369	5.56
Vested	(955,454)	3.77
Forfeited	(263,296)	4.85

Nonvested at December 31, 2011	2,431,339	$5.11

Nonvested at December 31, 2011	2,431,339	$5.11
Granted	3,060,519	5.03
Vested	(1,097,571)	4.88
Forfeited	(357,692)	5.12

Nonvested at December 31, 2012	4,036,595	$5.11

Nonvested at December 31, 2012	4,036,595	$5.11
Granted	1,020,979	3.80
Vested	(1,680,981)	5.10
Forfeited	(266,070)	5.05

Nonvested at December 31, 2013	3,110,523	$4.69

For the year ended December 31, 2013 the intrinsic value of stock options exercised was $2 million. For the years ended December 31, 2012, and 2011, the intrinsic value of stock options exercised was immaterial. (Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.) The total fair value of stock options that vested was $9 million, $5 million and $4 million, respectively, for the years ended December 31, 2013, 2012, and 2011. For the years ended December 31, 2013, 2012, and 2011, the Corporation recognized compensation expense of $8 million, $9 million, and $5 million respectively, for the vesting of stock options. At December 31, 2013, the Corporation had $8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2015.

The following table summarizes information about the Corporation’s restricted stock activity for 2013, 2012, and 2011.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	772,262	$13.94
Granted	593,437	14.27
Vested	(169,499)	17.74
Forfeited	(182,435)	13.86

Outstanding at December 31, 2011	1,013,765	$13.79

Outstanding at December 31, 2011	1,013,765	$13.79
Granted	506,258	13.00
Vested	(533,014)	13.38
Forfeited	(54,584)	13.73

Outstanding at December 31, 2012	932,425	$13.60

Outstanding at December 31, 2012	932,425	$13.60
Granted	1,276,868	14.03
Vested	(626,480)	13.68
Forfeited	(71,048)	13.92

Outstanding at December 31, 2013	1,511,765	$13.92

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 and 2012 to the executive officers will vest ratably over a three year period. Restricted stock awards granted to non-executives during 2013 will vest ratably over a four year period, while restricted stock awards granted to non-executives during 2012 will vest ratably over a three year period. Expense for restricted stock awards of approximately $7 million, $7 million, and $6 million was recorded for the years ended December 31, 2013, 2012, and 2011, respectively. The Corporation had $13 million of unrecognized compensation expense related to restricted stock awards at December 31, 2013, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2015.

The Corporation issues shares from treasury, when available, or new shares upon the exercise of stock options or the granting of restricted stock awards. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

The funded status and amounts recognized in the 2013 and 2012 consolidated balance sheets, as measured on December 31, 2013 and 2012, respectively, for the Pension and Postretirement Plans were as follows.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2013	2013	2012	2012
	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$224,426	$—	$173,422	$—
Actual return on plan assets	42,400	—	20,781	—
Employer contributions	28,000	351	40,000	495
Gross benefits paid	(12,826)	(351)	(9,777)	(495)

Fair value of plan assets at end of year	$282,000	$—	$224,426	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$159,748	$3,935	$136,846	$3,969
Service cost	12,078	—	10,287	—
Interest cost	6,237	142	6,547	182
Curtailments, Settlements, Special Termination Benefits	—	—	42	—
Actuarial (gain) loss	(10,613)	(438)	15,803	279
Gross benefits paid	(12,826)	(351)	(9,777)	(495)

Net benefit obligation at end of year	$154,624	$3,288	$159,748	$3,935

Funded (unfunded) status	$127,376	$(3,288)	$64,678	$(3,935)

Noncurrent assets	$127,376	$—	$67,878	$—
Current liabilities	—	(343)	—	(458)
Noncurrent liabilities	—	(2,945)	(3,200)	(3,477)

Asset (Liability) Recognized in the Consolidated Balance Sheets	$127,376	$(3,288)	$64,678	$(3,935)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2013 and 2012 follow.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2013	2013	2012	2012
	($ in Thousands)
Prior service cost	$188	$—	$232	$—
Net actuarial gain	12,894	235	37,240	35

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive income	$13,082	$235	$37,472	$35

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2013 and 2012 were as follows.

	Pension Plan 2013	Postretirement Plan 2013	Pension Plan 2012	Postretirement Plan 2012
	($ in Thousands)
Net gain (loss)	$35,366	$438	$(9,735)	$(279)
Amortization of prior service cost	72	—	72	170
Amortization of actuarial gain	4,344	—	3,073	—
Income tax (expense) benefit	(15,394)	(168)	2,324	42

Total Recognized in OCI	$24,388	$270	$(4,266)	$(67)

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2013, 2012, and 2011 were as follows.

	Pension Plan 2013	Postretirement Plan 2013	Pension Plan 2012	Postretirement Plan 2012	Pension Plan 2011	Postretirement Plan 2011
			($ in Thousands)
Service cost	$12,078	$—	$10,287	$—	$9,898	$—
Interest cost	6,237	142	6,547	182	6,414	198
Expected return on plan assets	(17,647)	—	(14,713)	—	(12,896)	—
Amortization of:
Prior service cost	72	—	72	170	72	395
Actuarial gain	4,344	—	2,708	—	2,024	—
Settlement charge	—	—	408	—	—	—

Total net pension cost	$5,084	$142	$5,309	$352	$5,512	$593

As of December 31, 2013, the estimated actuarial losses and prior service cost that will be amortized during 2014 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $1 million and $0.1 million, respectively.

	Pension Plan 2013	Postretirement Plan 2013	Pension Plan 2012	Postretirement Plan 2012
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.80%	4.80%	4.00%	4.00%
Rate of increase in compensation levels	4.00	N/A	4.00	N/A
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	4.00%	4.00%	4.90%	4.90%
Rate of increase in compensation levels	4.00	N/A	4.00	N/A
Expected long-term rate of return on plan assets	7.50	N/A	7.50	N/A

The overall expected long-term rates of return on the Pension Plan assets were 7.50% at December 31, 2013 and 2012. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Pension Plan assets was 18.54% and 12.46% for 2013 and 2012, respectively.

The Pension Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio that will provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 55-65%, debt securities 35-45%, other cash equivalents 0-5%, and alternative securities 0-15%. Given current market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2013 and 2012 measurement dates, respectively, by asset category were as follows.

Asset Category	2013	2012
Equity securities	70%	66%
Debt securities	27	30
Other	3	4

Total	100%	100%

The Pension Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments as of December 31, 2013 and 2012.

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$7,127	$7,127	$—	$—
Mutual funds	187,958	187,958	—	—
Common /collective trust funds	86,915	—	86,915	—

Total Pension Plan Investments	$282,000	$195,085	$86,915	$—

		Fair Value Measurements Using
	December 31, 2012	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$9,958	$9,958	$—	$—
Mutual funds	124,620	124,620	—	—
Common /collective trust funds	89,848	—	89,848	—

Total Pension Plan Investments	$224,426	$134,578	$89,848	$—

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $28 million and $40 million to its Pension Plan during 2013 and 2012, respectively. The Corporation regularly reviews the funding of its Pension Plan. At this time, the Corporation does not expect to make a contribution in 2014.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2013, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)
Estimated future benefit payments:
2014	$13,408	$343
2015	14,007	330
2016	13,348	313
2017	13,160	279
2018	13,450	255
2019-2023	73,305	1,173

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 9.5% for 2013, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2022 and future years. The health care trend rate assumption for post-65 coverage is 9.0% for 2013, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2021 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2013		2012
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)
Effect on total of service and interest cost	$14	$(12)	$15	$(13)
Effect on postretirement benefit obligation	$290	$(255)	$364	$(315)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $11 million, $10 million, and $9 million in 2013, 2012, and 2011, respectively.

NOTE 12    INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows.

	Years Ended December 31,
	2013	2012	2011
	($ in Thousands)
Current:
Federal	$50,628	$19,724	$9,336
State	2,653	1,468	(350)

Total current	53,281	21,192	8,986
Deferred:
Federal	16,409	41,908	37,553
State	9,511	12,386	(2,811)

Total deferred	25,920	54,294	34,742

Total income tax expense	$79,201	$75,486	$43,728

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows.

	2013	2012
	($ in Thousands)
Gross deferred tax assets:
Allowance for loan losses	$104,944	$115,128
Allowance for other losses	13,790	18,205
Accrued liabilities	6,101	6,055
Deferred compensation	28,911	27,073
Securities valuation adjustment	1,724	2,258
Benefit of tax loss and credit carryforwards	32,552	46,376
Nonaccrual interest	4,431	1,112
Other	9,433	8,518

Total gross deferred tax assets	201,886	224,725
Gross deferred tax liabilities:
FHLB stock dividends	6,425	7,602
Prepaid expenses	61,225	55,944
Intangible amortization	28,914	28,478
Mortgage banking activities	14,497	6,257
Deferred loan fee income	25,480	26,800
State income taxes	12,754	16,083
Leases	2,525	2,269
Depreciation	17,931	22,386
Other	1,374	2,225

Total gross deferred tax liabilities	171,125	168,044

Net deferred tax assets	30,761	56,681

Tax effect of unrealized (gain) loss related to available for sale securities	7,685	(53,579)
Tax effect of unrealized loss related to pension and postretirement benefits	8,024	23,586

	15,709	(29,993)

Net deferred tax assets including items with tax effect recorded directly to OCI	$46,470	$26,688

At December 31, 2013 and 2012, there was no valuation allowance for deferred tax assets.

At December 31, 2013, the Corporation had state net operating losses of $406 million (of which, $35 million was acquired from various acquisitions) that will expire in the years 2024 through 2031. $235 million of these state net operating loss carryforwards do not expire until after 2031.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows.

	2013	2012	2011
Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(4.5)	(4.9)	(7.0)
State income taxes (net of federal income taxes)	2.9	3.6	3.8
Bank owned life insurance	(1.5)	(1.9)	(2.8)
Valuation allowance	—	—	(3.3)
Federal tax credits	(1.0)	(1.2)	(1.7)
Tax reserve adjustments	(1.9)	(1.8)	(0.6)
Compensation deduction limitations	0.1	0.4	0.7
Other	0.5	0.5	(0.3)

Effective income tax rate	29.6%	29.7%	23.8%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2013. If income taxes had been provided, the deferred tax liability would have been approximately $40 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2010 tax return year and forward. Generally, tax return years prior to the 2007 tax return year are no longer subject to state and local income tax examination.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows.

	2013	2012
	($ in Millions)
Balance at beginning of year	$13	$21
Changes in tax positions for prior years	1	—
Statute expiration	(8)	(8)

Balance at end of year	$6	$13

At December 31, 2013 and 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $4 million and $8 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. As of December 31, 2013, the Corporation had $2 million of interest and penalties (including a $3 million net reduction of previously accrued interest and penalties during 2013) on unrecognized tax benefits of which $2 million had an impact on the effective tax rate. As of December 31, 2012, the Corporation had $5 million of interest and penalties (including a $1 million net reduction of previously accrued interest and penalties during 2012) on unrecognized tax benefits of which $3 million had an impact on the effective tax rate. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

NOTE 13    DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation may also use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps, caps, collars, and corridors), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $42 million of investment securities as collateral at December 31, 2013, and pledged $70 million of investment securities as collateral at December 31, 2012.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. The fair value of the Corporation’s interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 17 for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average
($ in Thousands)				Receive Rate(1)	Pay Rate(1)	Maturity
December 31, 2013
Interest rate-related instruments — customer and mirror	$1,821,787	$42,980	Trading assets	1.63%	1.63%	45 months
Interest rate-related instruments — customer and mirror	1,821,787	(45,815)	Trading liabilities	1.63%	1.63%	45 months
Interest rate lock commitments (mortgage)	102,225	416	Other assets	—	—	—
Forward commitments (mortgage)	135,000	1,301	Other assets	—	—	—
Foreign currency exchange forwards	25,747	748	Trading assets	—	—	—
Foreign currency exchange forwards	24,413	(655)	Trading liabilities	—	—	—
Purchased options (time deposit)	115,953	7,328	Other assets	—	—	—
Written options (time deposit)	115,953	(7,328)	Other liabilities	—	—	—

December 31, 2012
Interest rate-related instruments — customer and mirror	$1,728,545	$69,370	Trading assets	1.30%	1.30%	47 months
Interest rate-related instruments — customer and mirror	1,728,545	(75,131)	Trading liabilities	1.30%	1.30%	47 months
Interest rate lock commitments (mortgage)	351,786	7,794	Other assets	—	—	—
Forward commitments (mortgage)	520,000	(147)	Other liabilities	—	—	—
Foreign currency exchange forwards	39,763	1,341	Trading assets	—	—	—
Foreign currency exchange forwards	35,745	(1,212)	Trading liabilities	—	—	—
Purchased options (time deposit)	111,262	3,620	Other assets
Written options (time deposit)	111,262	(3,620)	Other liabilities

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
	($ in Thousands)
Year ended December 31, 2013
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	2,926
Interest rate lock commitments (mortgage)	Mortgage banking, net	(7,378)
Forward commitments (mortgage)	Mortgage banking, net	1,448
Foreign currency exchange forwards	Capital market fees, net	(36)

Year ended December 31, 2012
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	1,160
Interest rate lock commitments (mortgage)	Mortgage banking, net	3,223
Forward commitments (mortgage)	Mortgage banking, net	4,624
Foreign currency exchange forwards	Capital market fees, net	(59)
Covered call options	Interest on investment securities	469

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

Other derivatives

During the second quarter of 2012, the Corporation began entering into covered call options. Under covered call options, the Corporation will sell options to a bank or dealer for the right to purchase certain securities held within the Corporation’s investment securities portfolio. These option transactions are designed primarily to increase the total return associated with the investment securities portfolio. These options do not qualify as hedges, and, accordingly, the changes in fair value of these contracts are recognized in interest income. There were no covered call options outstanding as of December 31, 2013 or December 31, 2012.

NOTE 14:    BALANCE SHEET OFFSETTING

Interest Rate-Related Instruments (“Interest Agreements”)

The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation mitigates this risk by entering into equal and offsetting interest rate-related instruments with highly rated third party financial institutions. The interest agreements are free-standing derivatives and are recorded at fair value in the Corporation’s consolidated balance sheet. The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all interest agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of investment securities, is posted by the counterparty with net liability positions in accordance with contract thresholds. See Note 13 for additional information on the Corporation’s derivative and hedging activities.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2013 and December 31, 2012. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
December 31, 2013
Derivative assets:
Interest rate-related instruments	$3,084	$—	$3,084	$(3,082)	$—	$2
Derivative liabilities:
Interest rate-related instruments	$41,786	$—	$41,786	$(3,082)	$(33,405)	$5,299

December 31, 2012
Derivative assets:
Interest rate-related instruments	$66	$—	$66	$(66)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$73,067	$—	$73,067	$(66)	$(67,331)	$5,670

NOTE 15    COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 13). The following is a summary of lending-related commitments.

	2013	2012
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,367,771	$5,526,326
Commercial letters of credit(1)	132,777	85,689
Standby letters of credit(3)	$250,030	$303,705

1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2013 or 2012.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 13.

3)	The Corporation has established a liability of $4 million at both December 31, 2013 and 2012, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. For both December 31, 2013 and December 31, 2012, the Corporation had a reserve for losses on unfunded commitments totaling $22 million included in other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy on the reserve for unfunded commitments.

Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 13. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2013, was $33 million, included in other assets on the consolidated balance sheets, compared to $35 million at December 31, 2012. Related to these investments, the Corporation had remaining commitments to fund of $16 million at December 31, 2013, and $18 million at December 31, 2012, respectively.

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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. At this early stage of the lawsuit, it is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. The court granted the Bank’s motion to dismiss the complaint on September 30, 2013, and the plaintiff has appealed the dismissal to the U.S. Court of Appeals for the Eighth Circuit. The Bank intends to vigorously defend this lawsuit. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

The Bank is currently subject to a Consent Order with the OCC relating to its Bank Secrecy Act of 1970 (“BSA”) compliance. Please see “Regulatory Matters” below for additional information.

The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the government-sponsored enterprises (“GSEs”). The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Corporation may be obligated to repurchase the loan or reimburse the GSEs for losses incurred (collectively, “make whole requests”). The make whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. See Note 1 for the Corporation’s accounting policy on the mortgage repurchase reserve.

As a result of make whole requests, the Corporation has repurchased loans with principal balances of $3 million and $5 million during the years ended December 31, 2013 and 2012, respectively, and paid loss reimbursement claims of $3 million and $4 million for the years ended December 31, 2013 and 2012, respectively. The Corporation had a repurchase reserve for potential claims on loans previously sold of $6 million at December 31, 2013, compared to $3 million at December 31, 2012. Make whole requests during 2012 and 2013 generally arose from loans sold during the period of January 1, 2006 to December 31, 2013, which total $17.6 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2013, approximately $7.5 billion of these sold loans remain outstanding. Management will continue to monitor this activity and its impact on the reserve. The following summarizes the changes in the mortgage repurchase reserve.

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
	($ in Thousands)
Balance at beginning of year	$3,300	$—
Repurchase provision expense	5,909	7,109
Charge offs	(3,509)	(3,809)

Balance at end of year	$5,700	$3,300

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2013, and December 31, 2012, there were approximately $56 million and $79 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2013 and December 31, 2012, there were $233 million and $321 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

For certain mortgage loans originated by the Corporation, borrowers may be required to obtain Private Mortgage Insurance (PMI) provided by third-party insurers. The Corporation was previously a party to reinsurance treaties with certain PMI carriers which provided, among other things, for a sharing of losses within a specified range of the total PMI coverage in exchange for a portion of the PMI premiums. The reinsurance treaties typically provided that the Corporation will assume liability for losses once they exceed 5% of the aggregate risk exposure up to a maximum of 10% of the aggregate risk exposure. As of January 1, 2009, the Corporation discontinued providing reinsurance coverage for new loans in exchange for a portion of the PMI premium. During the first half of 2013, the Corporation terminated its reinsurance treaties with all third party PMI mortgage reinsurance carriers. As a result, the Corporation’s estimated liability for reinsurance losses was $0 as of December 31, 2013, compared to $8 million at December 31, 2012.

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

NOTE 16    PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company.

BALANCE SHEETS

	2013	2012
	($ in Thousands)
ASSETS
Cash and due from banks	$148,327	$159,725
Investment securities available for sale, at fair value	163,679	200,800
Notes receivable from subsidiaries	46,594	47,455
Investment in subsidiaries	3,161,153	3,250,667
Other assets	81,529	74,507

Total assets	$3,601,282	$3,733,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper	$65,484	$51,245
Senior notes, at par	585,000	585,000
Subordinated debt, at par	—	25,821
Long-term funding capitalized costs	1,941	2,590

Total long-term funding	586,941	613,411
Accrued expenses and other liabilities	57,567	132,099

Total liabilities	709,992	796,755
Preferred equity	61,862	63,272
Common equity	2,829,428	2,873,127

Total stockholders’ equity	2,891,290	2,936,399

Total liabilities and stockholders’ equity	$3,601,282	$3,733,154

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
	($ in Thousands)
INCOME
Dividends from subsidiaries	$262,000	$169,500	$—
Management and service fees from subsidiaries	—	—	54,242
Interest income on notes receivable	1,988	1,807	2,306
Other income	7,742	5,762	5,289

Total income	271,730	177,069	61,837

EXPENSE
Interest expense on short and long-term funding	26,769	37,066	39,072
Personnel expense	—	36	38,258
Other expense	8,427	12,873	16,603

Total expense	35,196	49,975	93,933

Income (loss) before income tax benefit and equity in undistributed net income (loss) of subsidiaries	236,534	127,094	(32,096)
Income tax benefit	(7,086)	(17,948)	(17,788)

Income (loss) before equity in undistributed net income (loss) of subsidiaries	243,620	145,042	(14,308)
Equity in undistributed net income (loss) of subsidiaries	(54,928)	33,931	154,007

Net income	188,692	178,973	139,699
Preferred stock dividends and discount accretion	5,158	5,200	24,830

Net income available to common equity	$183,534	$173,773	$114,869

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	($ in Thousands)
OPERATING ACTIVITIES
Net income	$188,692	$178,973	$139,699
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	54,928	(33,931)	(154,007)
Depreciation and amortization	63	132	171
(Gain) loss on sales of investment securities, net of impairment write-downs	(456)	(530)	81
(Gain) loss on sales of assets, net	(1,007)	1,365	(13)
Net change in other assets and other liabilities	(94,712)	142,900	25,356

Net cash provided by operating activities	147,508	288,909	11,287

INVESTING ACTIVITIES
Proceeds from sales of investment securities	55,445	49,819	14,667
Purchase of investment securities	(23,101)	(186,432)	(75,221)
Net (increase) decrease in notes receivable	3,049	(225)	391,996
Purchase of other assets, net of disposals	2,407	(7,336)	4,977

Net cash provided by (used in) investing activities	37,800	(144,174)	336,419

FINANCING ACTIVITIES
Net increase in short-term funding	14,239	51,245	—
Proceeds from issuance of long-term funding	—	154,738	432,504
Repayment of long-term funding	(25,821)	(211,340)	(170,000)
Proceeds from issuance of preferred stock	—	—	63,272
Purchase of preferred stock	(1,626)	—	(525,000)
Cash dividends	(60,149)	(44,834)	(21,195)
Purchase of treasury stock	(123,349)	(61,654)	(659)

Net cash used in financing activities	(196,706)	(111,845)	(221,078)

Net increase (decrease) in cash and cash equivalents	(11,398)	32,890	126,628
Cash and cash equivalents at beginning of year	159,725	126,835	207

Cash and cash equivalents at end of year	$148,327	$159,725	$126,835

NOTE 17    FAIR VALUE MEASUREMENTS:

Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). See Note 1 for the Corporation’s accounting policy for fair value measurements.

Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Investment securities available for sale:  Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, certain Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include certain Federal agency securities, obligations of state and political subdivisions (municipal securities), mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include pooled trust preferred debt securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 2 for additional disclosure regarding the Corporation’s investment securities.

Derivative financial instruments (interest rate-related instruments):  The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps, caps, collars, and corridors) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 13 for additional disclosure regarding the Corporation’s derivative financial instruments.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2013, and 2012, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

Derivative financial instruments (foreign currency exchange forwards):  The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. See Note 13 for additional disclosures regarding the Corporation’s foreign currency exchange forwards.

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

The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 13 for additional disclosure regarding the Corporation’s mortgage derivatives.

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

Mortgage servicing rights:  Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The valuation model incorporates prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 4 for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2013	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Obligations of state and political subdivisions (municipal securities)	676,080	—	676,080	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,838,430	—	3,838,430	—
Private-label	3,014	—	3,014	—
GSE commercial mortgage-related securities	647,477	—	647,477	—
Asset-backed securities	23,059	—	23,059	—
Other securities (debt and equity)	61,523	3,238	57,986	299

Total investment securities available for sale	$5,250,585	$4,240	$5,246,046	$299
Derivatives (trading and other assets)	52,773	—	51,056	1,717
Liabilities:
Derivatives (trading and other liabilities)	$53,798	$—	$53,798	$—

	December 31, 2012	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,004	$1,004	$—	$—
Obligations of state and political subdivisions (municipal securities)	801,188	—	801,188	—
Residential mortgage-related securities:
GSE	3,798,155	—	3,798,155	—
Private-label	6,149	—	6,149	—
GSE commercial mortgage-related securities	228,166	—	228,166	—
Other securities (debt and equity)	92,096	2,841	88,775	480

Total investment securities available for sale	$4,926,758	$3,845	$4,922,433	$480
Derivatives (trading and other assets)	82,125	—	74,331	7,794
Liabilities:
Derivatives (trading and other liabilities)	$80,110	$—	$79,963	$147

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2013 and 2012, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2011	$856	$(200)
Total net gains included in income:
Mortgage derivative gains	—	7,847
Total net gains included in other comprehensive income:
Unrealized investment securities gains	49	—
Sales of investment securities	(425)	—

Balance December 31, 2012	$480	$7,647

Total net losses included in income:
Mortgage derivative loss	—	(5,930)
Total net losses included in other comprehensive income:
Unrealized investment securities losses	(70)	—
Sales of investment securities	(111)	—

Balance December 31, 2013	$299	$1,717

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2013, the Corporation utilized the following valuation techniques and significant unobservable inputs.

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

Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At December 31, 2013, the closing ratio was 91%.

Impaired loans:  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in an average discount of 25% to 30%.

Mortgage servicing rights:  The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 12.7% and 10.1% at December 31, 2013, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	December 31, 2013	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$64,738	$—	$64,738	$—
Impaired loans(1)	88,049	—	—	88,049
Mortgage servicing rights	74,444	—	—	74,444

	December 31, 2012	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$261,410	$—	$261,410	$—
Impaired loans(1)	115,741	—	—	115,741
Mortgage servicing rights	45,949	—	—	45,949

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During 2013 and 2012, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $29 million and $47 million for the years ended December 31, 2013 and 2012, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $4 million and $8 million to asset losses, net for the years ended December 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments were as follows.

	December 31, 2013
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$455,482	$455,482	$455,482	$—	$—
Interest-bearing deposits in other financial institutions	126,018	126,018	126,018	—	—
Federal funds sold and securities purchased under agreements to resell	20,745	20,745	20,745	—	—
Investment securities held to maturity	175,210	169,889	—	169,889	—
Investment securities available for sale	5,250,585	5,250,585	4,240	5,246,046	299
FHLB and Federal Reserve Bank stocks	181,249	181,249	—	181,249	—
Loans held for sale	64,738	64,738	—	64,738	—
Loans, net	15,627,946	15,599,094	—	—	15,599,094
Bank owned life insurance	568,413	568,413	—	568,413	—
Accrued interest receivable	66,308	66,308	66,308	—	—
Interest rate-related instruments	42,980	42,980	—	42,980	—
Foreign currency exchange forwards	748	748	—	748	—
Interest rate lock commitments to originate residential mortgage loans held for sale	416	416	—	—	416
Forward commitments to sell residential mortgage loans	1,301	1,301	—	—	1,301
Purchased options (time deposit)	7,328	7,328	—	7,328	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,581,971	$15,581,971	$—	$—	$15,581,971
Brokered CDs and other time deposits	1,685,196	1,687,198	—	1,687,198	—
Short-term funding	740,926	740,926	—	740,926	—
Long-term funding	3,087,267	3,085,893	—	3,085,893	—
Accrued interest payable	7,994	7,994	7,994	—	—
Interest rate-related instruments	45,815	45,815	—	45,815	—
Foreign currency exchange forwards	655	655	—	655	—
Standby letters of credit(1)	3,754	3,754	—	3,754	—
Written options (time deposit)	7,328	7,328	—	7,328	—

	December 31, 2012
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$563,304	$563,304	$563,304	$—	$—
Interest-bearing deposits in other financial institutions	147,434	147,434	147,434	—	—
Federal funds sold and securities purchased under agreements to resell	27,135	27,135	27,135	—	—
Investment securities held to maturity	39,877	39,679	—	39,679	—
Investment securities available for sale	4,926,758	4,926,758	3,845	4,922,433	480
FHLB and Federal Reserve Bank stocks	166,774	166,774	—	166,774	—
Loans held for sale	261,410	265,914	—	265,914	—
Loans, net	15,113,613	14,873,851	—	—	14,873,851
Bank owned life insurance	556,556	556,556	—	556,556	—
Accrued interest receivable	68,386	68,386	68,386	—	—
Interest rate-related instruments	69,370	69,370	—	69,370	—
Foreign currency exchange forwards	1,341	1,341	—	1,341	—
Interest rate lock commitments to originate residential mortgage loans held for sale	7,794	7,794	—	—	7,794
Purchased options (time deposit)	3,620	3,620	—	3,620	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$14,941,971	$14,941,971	$—	$—	$14,941,971
Brokered CDs and other time deposits	1,997,894	1,997,894	—	1,997,894	—
Short-term funding	2,326,939	2,326,939	—	2,326,939	—
Long-term funding	1,015,346	1,041,550	—	1,041,550	—
Accrued interest payable	10,208	10,208	10,208	—	—
Interest rate-related instruments	75,131	75,131	—	75,131	—
Foreign currency exchange forwards	1,212	1,212	—	1,212	—
Standby letters of credit(1)	3,811	3,811	—	3,811	—
Forward commitments to sell residential mortgage loans	147	147	—	—	147
Written options (time deposit)	3,620	3,620	—	3,620	—

(1)	The commitment on standby letters of credit was $250 million and $304 million at December 31, 2013 and 2012, respectively. See Note 15 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Interest rate-related instruments—The fair value of interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

NOTE 18    REGULATORY MATTERS:

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $45 million at December 31, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Corporation meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve and the OCC, the primary federal regulators for the Corporation and the Bank, respectively, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act. For additional information on Basel III and the Dodd-Frank Act, see Part I, Item 1.

As of December 31, 2013 and 2012, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2013 or 2012.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions:(2)
($ in Thousands)	Amount	Ratio(1)	Amount	Ratio(1)		Amount	Ratio(1)
As of December 31, 2013:
Associated Banc-Corp
Total Capital	$2,184,884	13.09%	$1,335,532	≥	8.00%
Tier 1 Capital	1,975,182	11.83	667,766	≥	4.00%
Leverage	1,975,182	8.70	907,937	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,425,188	14.70%	$1,319,765	≥	8.00%	$1,649,707	≥	10.00%
Tier 1 Capital	2,217,987	13.44	659,883	≥	4.00%	989,824	≥	6.00%
Leverage	2,217,987	9.90	896,419	≥	4.00%	1,120,524	≥	5.00%
As of December 31, 2012:
Associated Banc-Corp
Total Capital	$2,167,954	13.42%	$1,291,923	≥	8.00%
Tier 1 Capital	1,938,806	12.01	645,962	≥	4.00%
Leverage	1,938,806	8.98	863,674	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,448,280	15.34%	$1,277,222	≥	8.00%	$1,596,527	≥	10.00%
Tier 1 Capital	2,247,307	14.08	638,611	≥	4.00%	957,916	≥	6.00%
Leverage	2,247,307	10.53	853,553	≥	4.00%	1,066,941	≥	5.00%

1)	Total Capital ratio is defined as Tier 1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets.

2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income	$188,692	$178,973	$139,699
Preferred stock dividends and discount accretion	(5,158)	(5,200)	(24,830)

Net income available to common equity	$183,534	$173,773	$114,869

Common shareholder dividends	(54,505)	(39,462)	(6,935)
Unvested share-based payment awards	(486)	(172)	(42)

Undistributed earnings	$128,543	$134,139	$107,892

Undistributed earnings allocated to common shareholders	127,592	133,549	107,231
Undistributed earnings allocated to unvested share-based payment awards	951	590	661

Undistributed earnings	$128,543	$134,139	$107,892

Basic
Distributed earnings to common shareholders	$54,505	$39,462	$6,935
Undistributed earnings allocated to common shareholders	127,592	133,549	107,231

Total common shareholders earnings, basic	$182,097	$173,011	$114,166

Diluted
Distributed earnings to common shareholders	$54,505	$39,462	$6,935
Undistributed earnings allocated to common shareholders	127,592	133,549	107,231

Total common shareholders earnings, diluted	$182,097	$173,011	$114,166

Weighted average common shares outstanding	165,584	172,255	173,370
Effect of dilutive common stock awards	218	102	2

Diluted weighted average common shares outstanding	165,802	172,357	173,372
Basic earnings per common share	$1.10	$1.00	$0.66

Diluted earnings per common share	$1.10	$1.00	$0.66

Options to purchase approximately 3 million, 9 million, and 8 million shares were outstanding at December 31, 2013, 2012, and 2011, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 20    SEGMENT REPORTING:

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

The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in Note 1, with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for loan losses is determined using the methodologies described in Note 1 to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2013, certain organization and methodology changes were made and, accordingly, 2012 and 2011 results have been restated and presented on a comparable basis.

A description of each business segment is presented below.

Commercial Banking — The Commercial Banking segment serves a wide range of customers including, businesses, developers, non-profits, municipalities, and financial institutions. Business customers in this segment typically include companies with annual sales over $10 million and delivery of services is provided through our regional and middle market units, our commercial real estate unit, as well as our specialized industries and commercial financial services area. The financial solutions provided to our customers include but are not limited to: (1) Lending solutions, such as business loans and lines of credit, business credit cards, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending. For our larger clients we also offer syndicated loans to meet their lending needs; (2) Deposit and cash management solutions such as business checking and interest-bearing deposit products, safe deposit and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) Specialized financial services such as insurance and benefits related products and services, risk management, and international banking solutions. In serving the commercial banking segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services.

Consumer Banking — The Consumer Banking segment serves individuals and small businesses (typically entities with less than $10 million in annual sales) through our various Retail Banking and Private Client offices, and provides companies of varying sizes with fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management. The services provided to our individual and small business customers include but are not limited to: (1) Transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (2) Lending solutions such as residential mortgages, home equity loans and lines of credit, business loans and lines, and personal and installment loans; and (3) Investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, market linked certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; as well as trust and investment management accounts. In serving the consumer banking segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances.

Risk Management and Shared Services — The Risk Management and Shared Services segment includes Corporate Risk Management, Credit Administration, Finance, Treasury, Operations, and Technology, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
2013
Net interest income	$318,377	$317,016	$10,150	$645,543
Noninterest income	94,450	201,634	17,015	313,099

Total revenue	412,827	518,650	27,165	958,642
Credit provision*	55,198	20,122	(65,320)	10,000
Noninterest expense	187,277	428,591	64,881	680,749
Income before income taxes	170,352	69,937	27,604	267,893
Income tax expense (benefit)	59,623	24,478	(4,900)	79,201
Net income	$110,729	$45,459	$32,504	$188,692
Return on average allocated capital (ROT1CE)**	14.2%	8.5%	4.8%	9.8%

2012
Net interest income	$290,594	$301,807	$33,591	$625,992
Noninterest income	86,912	207,234	19,144	313,290

Total revenue	377,506	509,041	52,735	939,282
Credit provision*	46,563	19,419	(62,982)	3,000
Noninterest expense	194,327	440,611	46,885	681,823
Income before income taxes	136,616	49,011	68,832	254,459
Income tax expense	47,816	17,154	10,516	75,486
Net income	$88,800	$31,857	$58,316	$178,973
Return on average allocated capital (ROT1CE)**	12.1%	5.7%	9.8%	9.5%

2011
Net interest income	$264,728	$317,020	$31,083	$612,831
Noninterest income	86,087	176,236	10,796	273,119

Total revenue	350,815	493,256	41,879	885,950
Credit provision*	40,259	17,988	(6,247)	52,000
Noninterest expense	191,038	441,468	18,017	650,523
Income before income taxes	119,518	33,800	30,109	183,427
Income tax expense (benefit)	41,831	11,830	(9,933)	43,728
Net income	$77,687	$21,970	$40,042	$139,699
Return on average allocated capital (ROT1CE)**	11.0%	4.2%	3.1%	6.7%

Segment Balance Sheet Data
($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
2013
Average earning assets	$8,443,203	$7,225,943	$5,310,982	$20,980,128
Average loans	8,433,389	7,225,943	3,813	15,663,145
Average deposits	5,479,567	9,675,302	2,283,326	17,438,195
Average allocated capital (T1CE)**	$778,098	$535,783	$564,490	$1,878,371

2012
Average earning assets	$7,540,502	$7,182,766	$4,890,509	$19,613,777
Average loans	7,534,026	7,182,766	24,993	14,741,785
Average deposits	4,613,215	9,441,330	1,527,824	15,582,369
Average allocated capital (T1CE)**	$731,943	$562,125	$544,356	$1,838,424

2011
Average earning assets	$6,498,071	$6,653,451	$6,290,741	$19,442,263
Average loans	6,494,133	6,653,451	131,264	13,278,848
Average deposits	3,685,191	9,446,488	1,269,448	14,401,127
Average allocated capital (T1CE)**	$705,775	$523,168	$484,212	$1,713,155

*	The consolidated credit provision is equal to the actual reported provision for loan losses.

**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 21:    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2013, 2012, and 2011, changes during the years then ended, and reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2013, 2012, and 2011, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and post retirement obligations are a component of personnel expense on the consolidated statements of income.

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$55,609	$(24,504)	$(3,479)	$27,626
Other comprehensive income (loss) before reclassifications	71,606	(16,834)	(557)	54,215
Amounts reclassified from accumulated other comprehensive income (loss)	1,112	2,491	4,708	8,311
Income tax (expense) benefit	(28,566)	5,674	(1,658)	(24,550)

Net other comprehensive income (loss) during period	44,152	(8,669)	2,493	37,976

Balance December 31, 2011	$99,761	$(33,173)	$(986)	$65,602

Other comprehensive income (loss) before reclassifications	(19,042)	(10,014)	6	(29,050)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,261)	3,315	1,954	1,008
Income tax (expense) benefit	9,651	2,366	(974)	11,043

Net other comprehensive income (loss) during period	(13,652)	(4,333)	986	(16,999)

Balance December 31, 2012	$86,109	$(37,506)	$—	$48,603

Other comprehensive income (loss) before reclassifications	(158,207)	35,804	—	(122,403)
Amounts reclassified from accumulated other comprehensive income (loss)	(564)	4,416	—	3,852
Income tax (expense) benefit	61,266	(15,562)	—	45,704

Net other comprehensive income (loss) during period	(97,505)	24,658	—	(72,847)

Balance December 31, 2013	$(11,396)	$(12,848)	$—	$(24,244)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois

February 5, 2014

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

As of December 31, 2013, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Associated Banc-Corp is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of December 31, 2013, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2013, was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited Associated Banc-Corp’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 5, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

February 5, 2014

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Election of Directors” and “Information About the Board of Directors”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE	COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation,” “Director Compensation,” and “Compensation and Benefits Committee Interlocks and Insider Participation,” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,034,243	$18.37	18,844,283
Equity compensation plans not approved by security holders	—	—	—

Total	8,034,243	$18.37	18,844,283

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Related Party Transactions,” and “Information about the Board of Directors,” is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2013 and 2012

Consolidated Statements of Income — For the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 8.00% Perpetual Preferred Stock, Series B, dated September 12, 2011	Exhibit (3.1) to Report on Form 8-K filed on September 15, 2011

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1, 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(d)	Amended and Restated Bylaws	Exhibit (3) to Report on Form 10-Q filed on November 1, 2013

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Deposit Agreement, dated September 14, 2011, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and Form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 15, 2011

(4)(f)	Warrant Agreement for 3,983,308 Warrants, dated as of November 30, 2011, between Associated Banc-Corp and Wells Fargo Bank, N.A.	Exhibit (4.1) to Report on Form 8-A filed on December 1, 2011

Exhibit Number	Description

(4)(g)	Specimen Warrant for 3,983,308 Warrants	Exhibit (4.2) to Report on Form 8-A filed on December 1, 2011

(4)(h)	Global Note dated as of September 12, 2012 representing $155,000,000 1.875% Senior Notes due 2014	Exhibit (4.1) to Report on Form 8-K filed on September 13, 2012

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(g)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(h)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(i)	Form of Restricted Stock Unit Agreement Pursuant to Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.6) to Report on Form 8-K filed on April 29, 2010

*(10)(j)	Form of Restricted Stock Agreement	Exhibit (99.2) to Report on Form 8-K filed on January 27, 2012

*(10)(k)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(l)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(m)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(n)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (99.1) to Report on Form 8-K filed on January 27, 2012

*(10)(o)	Supplemental Executive Retirement Plan, restated as of January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

Exhibit Number	Description

(11)	Statement Re Computation of Per Share Earnings	See Note 19 in Part II Item 8

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

*	Management contracts and arrangements.

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

ASSOCIATED BANC-CORP

Date: February 5, 2014	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 5, 2014

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer and Principal Accounting Officer	February 5, 2014
Christopher J. Del Moral-Niles

Directors: John F. Bergstrom, Ruth M. Crowley, Philip B. Flynn, Ronald R. Harder, William R. Hutchinson, Robert A. Jeffe, Eileen A. Kamerick, Richard T. Lommen, Cory L. Nettles, J. Douglas Quick, Karen T. van Lith and John B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.