Form 10-Q
period 2014-03-31
ASSOCIATED BANC-CORP
filed 2014-05-02
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(920) 491-7500

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2014, was 159,454,049.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$526,951	$455,482
Interest-bearing deposits in other financial institutions	92,071	126,018
Federal funds sold and securities purchased under agreements to resell	4,400	20,745
Investment securities held to maturity, at amortized cost	193,759	175,210
Investment securities available for sale, at fair value	5,277,908	5,250,585
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,360	181,249
Loans held for sale	46,529	64,738
Loans	16,441,444	15,896,261
Allowance for loan losses	(267,916)	(268,315)

Loans, net	16,173,528	15,627,946
Premises and equipment, net	269,257	270,890
Goodwill	929,168	929,168
Other intangible assets, net	72,629	74,464
Trading assets	40,822	43,728
Other assets	997,815	1,006,697

Total assets	$24,806,197	$24,226,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,478,981	$4,626,312
Interest-bearing deposits	13,030,946	12,640,855

Total deposits	17,509,927	17,267,167
Federal funds purchased and securities sold under agreements to repurchase	939,254	475,442
Other short-term funding	308,652	265,484
Long-term funding	2,932,040	3,087,267
Trading liabilities	43,450	46,470
Accrued expenses and other liabilities	171,850	193,800

Total liabilities	21,905,173	21,335,630
Stockholders’ equity
Preferred equity	61,158	61,862
Common stock	1,750	1,750
Surplus	1,623,323	1,617,990
Retained earnings	1,402,549	1,392,508
Accumulated other comprehensive loss	(11,577)	(24,244)
Treasury stock, at cost	(176,179)	(158,576)

Total stockholders’ equity	2,901,024	2,891,290

Total liabilities and stockholders’ equity	$24,806,197	$24,226,920

Preferred shares issued	62,826	63,549
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	11,867,756	10,874,182

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$143,387	$145,527
Interest and dividends on investment securities
Taxable	26,257	21,613
Tax exempt	6,971	6,965
Other interest	1,449	1,247

Total interest income	178,064	175,352
INTEREST EXPENSE
Interest on deposits	6,159	8,541
Interest on Federal funds purchased and securities sold under agreements to repurchase	305	410
Interest on other short-term funding	116	332
Interest on long-term funding	6,511	8,416

Total interest expense	13,091	17,699

NET INTEREST INCOME	164,973	157,653
Provision for credit losses	5,000	3,300

Net interest income after provision for credit losses	159,973	154,353
NONINTEREST INCOME
Trust service fees	11,711	10,910
Service charges on deposit accounts	16,400	16,829
Card-based and other nondeposit fees	12,509	11,950
Insurance commissions	12,317	11,763
Brokerage and annuity commissions	4,033	3,516
Mortgage banking, net	6,361	17,765
Capital market fees, net	2,322	2,583
Bank owned life insurance income	4,320	2,970
Asset gains, net	728	836
Investment securities gains, net	378	300
Other	2,442	2,578

Total noninterest income	73,521	82,000
NONINTEREST EXPENSE
Personnel expense	97,698	97,907
Occupancy	15,560	15,662
Equipment	6,276	6,167
Technology	12,724	11,508
Business development and advertising	5,062	4,537
Other intangible amortization	991	1,011
Loan expense	2,787	3,284
Legal and professional fees	4,188	5,345
Losses other than loans	544	384
Foreclosure / OREO expense	1,896	2,422
FDIC expense	5,001	5,432
Other	14,931	13,956

Total noninterest expense	167,658	167,615

Income before income taxes	65,836	68,738
Income tax expense	20,637	21,350

Net income	45,199	47,388
Preferred stock dividends	1,244	1,300

Net income available to common equity	$43,955	$46,088

Earnings per common share:
Basic	$0.27	$0.27
Diluted	$0.27	$0.27
Average common shares outstanding:
Basic	161,467	168,234
Diluted	162,188	168,404

See accompanying notes to consolidated financial statements.

ITEM 1: Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Net income	$45,199	$47,388
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	20,627	(9,931)
Reclassification adjustment for net gains realized in net income	(378)	(300)
Income tax (expense) benefit	(7,786)	3,950

Other comprehensive income (loss) on investment securities available for sale	12,463	(6,281)
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	15	17
Amortization of actuarial losses	316	1,073
Income tax expense	(127)	(421)

Other comprehensive income on pension and postretirement obligations	204	669

Total other comprehensive income (loss)	12,667	(5,612)

Comprehensive income	$57,866	$41,776

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2012	$63,272	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399
Comprehensive income:
Net income	—	—	—	47,388	—	—	47,388
Other comprehensive loss	—	—	—	—	(5,612)	—	(5,612)

Comprehensive income							41,776

Common stock issued:
Stock-based compensation plans, net	—	—	9	(16,724)	—	18,892	2,177
Purchase of treasury stock	—	—	—	—	—	(33,125)	(33,125)
Cash dividends:
Common stock, $0.08 per share	—	—	—	(13,483)	—	—	(13,483)
Preferred stock	—	—	—	(1,300)	—	—	(1,300)
Stock-based compensation expense, net	—	—	3,762	—	—	—	3,762
Tax benefit of stock options	—	—	59	—	—	—	59

Balance, March 31, 2013	$63,272	$1,750	$1,605,966	$1,297,692	$42,991	$(75,406)	$2,936,265

Balance, December 31, 2013	$61,862	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290
Comprehensive income:
Net income	—	—	—	45,199	—	—	45,199
Other comprehensive income	—	—	—	—	12,667	—	12,667

Comprehensive income							57,866

Common stock issued:
Stock-based compensation plans, net	—	—	376	(19,173)	—	24,596	5,799
Purchase of treasury stock	—	—	—	—	—	(42,199)	(42,199)
Cash dividends:
Common stock, $0.09 per share	—	—	—	(14,639)	—	—	(14,639)
Preferred stock	—	—	—	(1,244)	—	—	(1,244)
Purchase of preferred stock	(704)	—		(102)			(806)
Stock-based compensation expense, net	—	—	4,412	—	—	—	4,412
Tax benefit of stock options	—	—	545	—	—	—	545

Balance, March 31, 2014	$61,158	$1,750	$1,623,323	$1,402,549	$(11,577)	$(176,179)	$2,901,024

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,199	$47,388
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,000	3,300
Depreciation and amortization	13,094	11,968
Recovery of valuation allowance on mortgage servicing rights, net	(156)	(5,216)
Amortization of mortgage servicing rights	2,725	4,989
Amortization of other intangible assets	991	1,011
Amortization and accretion on earning assets, funding, and other, net	6,537	14,069
Tax impact of stock based compensation	545	59
Gain on sales of investment securities, net	(378)	(300)
Gain on sales of assets and impairment write-downs, net	(728)	(836)
Gain on mortgage banking activities, net	(4,100)	(15,493)
Mortgage loans originated and acquired for sale	(203,764)	(681,410)
Proceeds from sales of mortgage loans held for sale	224,348	779,022
Increase in interest receivable	(3,009)	(3,226)
Decrease in interest payable	(6,474)	(7,276)
Net change in other assets and other liabilities	(6,165)	(14,637)

Net cash provided by operating activities	73,665	133,412

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(555,979)	(179,438)
Purchases of:
Available for sale securities	(273,627)	(511,419)
Premises, equipment, and software, net of disposals	(10,848)	(16,223)
FHLB stock	(111)	—
Held to maturity securities	(18,857)	(13,240)
Other assets	(850)	(797)
Proceeds from:
Sales of available for sale securities	80,025	61,457
Prepayments, calls, and maturities of available for sale securities	180,880	403,763
FHLB stock	—	14,399
Prepayments, calls, and maturities of other assets	11,036	9,385
Sales of loans originated for investment	—	12,172

Net cash used in investing activities	(588,331)	(219,941)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	242,760	481,429
Net increase (decrease) in short-term funding	506,980	(557,387)
Repayment of long-term funding	(155,009)	(100,076)
Purchase of preferred stock	(806)	—
Cash dividends on common stock	(14,639)	(13,483)
Cash dividends on preferred stock	(1,244)	(1,300)
Purchase of treasury stock	(42,199)	(33,125)

Net cash provided by (used in) financing activities	535,843	(223,942)

Net increase (decrease) in cash and cash equivalents	21,177	(310,471)
Cash and cash equivalents at beginning of period	602,245	737,873

Cash and cash equivalents at end of period	$623,422	$427,402

Supplemental disclosures of cash flow information:
Cash paid for interest	$19,578	$24,946
Cash paid for income taxes	4,165	—
Loans and bank premises transferred to other real estate owned	6,343	12,408
Capitalized mortgage servicing rights	1,725	5,902

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2013 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.

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

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform with the current period’s presentation. The consolidated statements of income were modified from prior periods’ presentation to conform with the current period presentation, which shows a new provision for credit losses line item comprised of the provision for loan losses and the provision for unfunded commitments. In prior periods’ presentation, the provision for unfunded commitments was reported as a component of losses other than loans in the consolidated statements of income. The presentation of the consolidated balance sheets remains unchanged with the allowance for loan losses presented as a valuation allowance with the related loan asset, while the allowance for unfunded commitments is included in accrued expenses and other liabilities.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. Management has evaluated subsequent events for potential recognition or disclosure.

NOTE 2: New Accounting Pronouncements Adopted

In July 2013, the FASB issued an amendment to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and should be applied prospectively. The Corporation adopted the accounting standard during the first quarter of 2014, as required, with no material impact on its results of operations, financial position, or liquidity.

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

	Three Months Ended March 31,
	2014	2013
	(In Thousands, except per share data)
Net income	$45,199	$47,388
Preferred stock dividends	(1,244)	(1,300)

Net income available to common equity	$43,955	$46,088

Common shareholder dividends	(14,488)	(13,377)
Unvested share-based payment awards	(151)	(107)

Undistributed earnings	$29,316	$32,604

Undistributed earnings allocated to common shareholders	$29,126	$32,375
Undistributed earnings allocated to unvested share-based payment awards	190	229

Undistributed earnings	$29,316	$32,604

Basic
Distributed earnings to common shareholders	$14,488	$13,377
Undistributed earnings allocated to common shareholders	29,126	32,375

Total common shareholders earnings, basic	$43,614	$45,752

Diluted
Distributed earnings to common shareholders	$14,488	$13,377
Undistributed earnings allocated to common shareholders	29,126	32,375

Total common shareholders earnings, diluted	$43,614	$45,752

Weighted average common shares outstanding	161,467	168,234
Effect of dilutive common stock awards	721	170

Diluted weighted average common shares outstanding	162,188	168,404

Basic earnings per common share	$0.27	$0.27

Diluted earnings per common share	$0.27	$0.27

Options to purchase approximately 3 million shares were outstanding for both March 31, 2014 and March 31, 2013, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

At March 31, 2014, the Corporation had one stock-based compensation plan, the 2013 Incentive Compensation Plan. The plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirements meet the early retirement or normal retirement definitions under the plan (“retirement eligible colleagues”). All stock awards granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date.

The Corporation may issue restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”). The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions primarily lapse over three or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals and continued employment or meeting the requirements for retirement.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first three months of 2014 and full year 2013.

	2014	2013
Dividend yield	2.00%	2.00%
Risk-free interest rate	2.00%	0.99%
Weighted average expected volatility	20.00%	34.35%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$3.00	$3.80

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2013 and for the three months ended March 31, 2014, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	14.02
Exercised	(642,202)	13.43
Forfeited or expired	(985,092)	21.49

Outstanding at December 31, 2013	8,034,243	$18.37	6.03	$20,838

Options exercisable at December 31, 2013	4,923,720	$21.48	4.62	8,580

Outstanding at December 31, 2013	8,034,243	$18.37
Granted	1,389,452	17.45
Exercised	(368,965)	13.71
Forfeited or expired	(408,865)	26.34

Outstanding at March 31, 2014	8,645,865	$18.05	6.62	$23,581

Options exercisable at March 31, 2014	5,649,013	$19.51	5.34	15,290

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2013, and for the three months ended March 31, 2014.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	4,036,595	$5.11
Granted	1,020,979	3.80
Vested	(1,680,981)	5.10
Forfeited	(266,070)	5.05

Nonvested at December 31, 2013	3,110,523	$4.69

Granted	1,389,452	3.00
Vested	(1,451,304)	4.96
Forfeited	(51,819)	4.85

Nonvested at March 31, 2014	2,996,852	$3.77

For the three months ended March 31, 2014 the intrinsic value of stock options exercised was $1 million. For the year ended December 31, 2013, the intrinsic value of stock options exercised was $2 million. The total fair value of stock options that vested was $7 million for the first three months of 2014 and $9 million for the year ended December 31, 2013. For both the three months ended March 31, 2014 and 2013, the Corporation recognized compensation expense of $2 million for the vesting of stock options. For the full year 2013, the Corporation recognized compensation expense of $8 million for the vesting of stock options. Included in compensation expense for 2014 was approximately $250,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At March 31, 2014, the Corporation had $10 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.

The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2013, and for the three months ended March 31, 2014.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	932,425	$13.60
Granted	1,276,868	14.03
Vested	(626,480)	13.68
Forfeited	(71,048)	13.92

Outstanding at December 31, 2013	1,511,765	$13.92

Granted	1,116,086	17.41
Vested	(477,210)	13.94
Forfeited	(21,566)	14.00

Outstanding at March 31, 2014	2,129,075	$15.74

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 to executive officers will vest ratably over a three year period, while restricted stock awards granted during 2014 will vest ratably over a four year period. Restricted stock awards granted to non-executives during 2014 and 2013 will vest ratably over a four year period. Expense for restricted stock awards of approximately $3 million and $2 million was recognized for the three months ended March 31, 2014 and 2013, respectively. The Corporation recognized approximately $7 million of expense for restricted stock awards for the full year 2013. Included in compensation expense for 2014 was approximately $950,000 of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $29 million of unrecognized compensation costs related to restricted stock awards at March 31, 2014 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.

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

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

March 31, 2014:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	640,433	25,539	(628)	665,344
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,767,991	60,240	(58,989)	3,769,242
Private-label	2,699	16	(18)	2,697
GNMA commercial mortgage-related securities	839,488	1,703	(27,624)	813,567
Asset-backed securities (1)	21,318	—	(36)	21,282
Other securities (debt and equity)	4,720	62	(8)	4,774

Total investment securities available for sale	$5,277,650	$87,561	$(87,303)	$5,277,908

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$193,759	$2,372	$(2,985)	$193,146

Total investment securities held to maturity	$193,759	$2,372	$(2,985)	$193,146

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

December 31, 2013:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	653,758	23,855	(1,533)	676,080
Residential mortgage-related securities:
GSE	3,855,467	61,542	(78,579)	3,838,430
Private-label	3,035	16	(37)	3,014
GNMA commercial mortgage-related securities	673,555	1,764	(27,842)	647,477
Asset-backed securities (1)	23,049	10	—	23,059
Other securities (debt and equity)	60,711	855	(43)	61,523

Total investment securities available for sale	$5,270,576	$88,043	$(108,034)	$5,250,585

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$175,210	$401	$(5,722)	$169,889

Total investment securities held to maturity	$175,210	$401	$(5,722)	$169,889

The amortized cost and fair values of investment securities available for sale and held to maturity at March 31, 2014, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,534	$23,714	$—	$—
Due after one year through five years	202,811	212,978	230	231
Due after five years through ten years	404,168	418,321	82,187	81,033
Due after ten years	15,623	16,054	111,342	111,882

Total debt securities	646,136	671,067	193,759	193,146
Residential mortgage-related securities:
GSE	3,767,991	3,769,242	—	—
Private label	2,699	2,697	—	—
GNMA commercial mortgage-related securities	839,488	813,567	—	—
Asset-backed securities	21,318	21,282	—	—
Equity securities	18	53	—	—

Total investment securities	$5,277,650	$5,277,908	$193,759	$193,146

Ratio of Fair Value to Amortized Cost		100.00%		99.7%

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014.

	Less than 12 months			12 months or more			Total
March 31, 2014:	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	86	$(620)	$36,357	1	$(8)	$271	$(628)	$36,628
Residential mortgage-related securities:
GSE	86	(36,552)	1,439,729	19	(22,437)	555,664	(58,989)	1,995,393
Private-label	1	(17)	1,917	2	(1)	38	(18)	1,955
GNMA commercial mortgage-related securities	17	(12,541)	425,310	7	(15,083)	209,336	(27,624)	634,646
Asset backed securities	2	(36)	21,282	—	—	—	(36)	21,282
Other debt securities	3	(8)	1,492	—	—	—	(8)	1,492

Total		$(49,774)	$1,926,087		$(37,529)	$765,309	$(87,303)	$2,691,396

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	168	$(2,377)	$76,708	25	$(608)	$11,272	$(2,985)	$87,980

Total		$(2,377)	$76,708		$(608)	$11,272	$(2,985)	$87,980

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2014 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to private-label residential mortgage-related securities as well as residential mortgage-related securities issued by government-sponsored enterprises such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage-related securities relate to government agency issued securities, Government National Mortgage Association (“GNMA”). The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for the year ended December 31, 2013 and the three months ended March 31, 2014, respectively.

	Private-label Mortgage- Related	Trust Preferred
	Securities	Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)
Reduction due to credit impaired securities sold	532	57	589

Balance of credit-related other-than-temporary impairment at December 31, 2013	$—	$(6,279)	$(6,279)
Reduction due to credit impaired securities sold	—	765	765

Balance of credit-related other-than-temporary impairment at March 31, 2014	$—	$(5,514)	$(5,514)

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Less than 12 months			12 months or more			Total
December 31, 2013:	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	113	$(1,525)	$47,044	1	$(8)	$273	$(1,533)	$47,317
Residential mortgage-related securities:
GSE	106	(57,393)	1,887,784	15	(21,186)	421,082	(78,579)	2,308,866
Private label	2	(37)	2,105	1	—	35	(37)	2,140
GNMA commercial mortgage-related securities	19	(23,854)	443,462	—	(3,988)	45,950	(27,842)	489,412
Other debt securities	5	(43)	6,452	1	—	—	(43)	6,452

Total		$(82,852)	$2,386,847		$(25,182)	$467,340	$(108,034)	$2,854,187

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	298	$(5,339)	$124,435	10	$(383)	$5,010	$(5,722)	$129,445

Total		$(5,339)	$124,435		$(383)	$5,010	$(5,722)	$129,445

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $110 million at both March 31, 2014 and December 31, 2013 and Federal Reserve Bank stock of $71 million at both March 31, 2014 and December 31, 2013.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2013 or the first three months of 2014.

NOTE 6: Loans, Allowance for Credit Losses, and Credit Quality

The period end loan composition was as follows.

	March 31, 2014	December 31, 2013
	($ in Thousands)
Commercial and industrial	$5,222,141	$4,822,680
Commercial real estate — owner occupied	1,098,089	1,114,715
Lease financing	52,500	55,483

Commercial and business lending	6,372,730	5,992,878
Commercial real estate — investor	3,001,219	2,939,456
Real estate construction	969,617	896,248

Commercial real estate lending	3,970,836	3,835,704

Total commercial	10,343,566	9,828,582
Home equity	1,762,002	1,825,014
Installment	393,321	407,074
Residential mortgage	3,942,555	3,835,591

Total consumer	6,097,878	6,067,679

Total loans	$16,441,444	$15,896,261

A summary of the changes in the allowance for credit losses was as follows.

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$268,315	$297,409
Provision for loan losses	5,000	10,000
Charge offs	(11,361)	(88,061)
Recoveries	5,962	48,967

Net charge offs	(5,399)	(39,094)

Balance at end of period	$267,916	$268,315

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900	$21,800
Provision for unfunded commitments	—	100

Balance at end of period	$21,900	$21,900

Allowance for Credit Losses	$289,816	$290,215

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

The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. The determination of the appropriate level of the allowance is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the allowance for unfunded commitments are included in provision for credit losses in the consolidated statements of income. See Note 12 for additional information on the allowance for unfunded commitments.

A summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315
Provision for loan losses	9,593	(97)	374	(3,325)	(2,341)	495	96	205	5,000
Charge offs	(5,334)	(163)	—	(302)	(271)	(3,581)	(307)	(1,403)	(11,361)
Recoveries	2,609	287	—	1,333	158	1,134	194	247	5,962

Balance at Mar 31, 2014	$111,369	$19,503	$1,981	$55,862	$20,964	$30,244	$2,399	$25,594	$267,916

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$6,978	$1,322	$—	$3,983	$203	$4	$—	$259	$12,749
Ending balance impaired loans collectively evaluated for impairment	$3,667	$1,864	$69	$4,141	$1,947	$13,095	$448	$11,829	$37,060

Total impaired loans	$10,645	$3,186	$69	$8,124	$2,150	$13,099	$448	$12,088	$49,809
Ending balance all other loans collectively evaluated for impairment	$100,724	$16,317	$1,912	$47,738	$18,814	$17,145	$1,951	$13,506	$218,107

Total	$111,369	$19,503	$1,981	$55,862	$20,964	$30,244	$2,399	$25,594	$267,916

Loans:
Ending balance impaired loans individually evaluated for impairment	$31,526	$21,580	$—	$28,790	$3,930	$427	$—	$9,966	$96,219
Ending balance impaired loans collectively evaluated for impairment	$34,738	$16,734	$172	$50,841	$5,691	$31,630	$1,140	$57,737	$198,683

Total impaired loans	$66,264	$38,314	$172	$79,631	$9,621	$32,057	$1,140	$67,703	$294,902
Ending balance all other loans collectively evaluated for impairment	$5,155,877	$1,059,775	$52,328	$2,921,588	$959,996	$1,729,945	$392,181	$3,874,852	$16,146,542

Total	$5,222,141	$1,098,089	$52,500	$3,001,219	$969,617	$1,762,002	$393,321	$3,942,555	$16,441,444

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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	12,930	(1,778)	(1,429)	(2,140)	541	(8,213)	(2,127)	12,216	10,000
Charge offs	(35,146)	(6,474)	(206)	(9,846)	(3,375)	(20,629)	(1,389)	(10,996)	(88,061)
Recoveries	28,865	339	218	6,961	5,511	4,212	1,633	1,228	48,967

Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,994	$1,019	$—	$3,932	$254	$123	$—	$315	$13,637
Ending balance impaired loans collectively evaluated for impairment	$3,923	$1,936	$29	$3,963	$2,162	$13,866	$487	$11,872	$38,238

Total impaired loans	$11,917	$2,955	$29	$7,895	$2,416	$13,989	$487	$12,187	$51,875
Ending balance all other loans collectively evaluated for impairment	$92,584	$16,521	$1,578	$50,261	$21,002	$18,207	$1,929	$14,358	$216,440

Total	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Loans:
Ending balance impaired loans individually evaluated for impairment	$29,343	$24,744	$—	$32,367	$3,777	$929	$—	$10,526	$101,686
Ending balance impaired loans collectively evaluated for impairment	$40,893	$17,929	$69	$50,175	$6,483	$33,871	$1,360	$56,947	$207,727

Total impaired loans	$70,236	$42,673	$69	$82,542	$10,260	$34,800	$1,360	$67,473	$309,413
Ending balance all other loans collectively evaluated for impairment	$4,752,444	$1,072,042	$55,414	$2,856,914	$885,988	$1,790,214	$405,714	$3,768,118	$15,586,848

Total	$4,822,680	$1,114,715	$55,483	$2,939,456	$896,248	$1,825,014	$407,074	$3,835,591	$15,896,261

The following table presents commercial loans by credit quality indicator at March 31, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,923,304	$123,546	$109,027	$66,264	$5,222,141
Commercial real estate — owner occupied	938,769	56,221	64,785	38,314	1,098,089
Lease financing	46,892	2,371	3,065	172	52,500

Commercial and business lending	5,908,965	182,138	176,877	104,750	6,372,730
Commercial real estate — investor	2,835,903	50,895	34,790	79,631	3,001,219
Real estate construction	951,759	3,367	4,870	9,621	969,617

Commercial real estate lending	3,787,662	54,262	39,660	89,252	3,970,836

Total commercial	$9,696,627	$236,400	$216,537	$194,002	$10,343,566

The following table presents commercial loans by credit quality indicator at December 31, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,485,160	$153,615	$113,669	$70,236	$4,822,680
Commercial real estate — owner occupied	959,849	55,404	56,789	42,673	1,114,715
Lease financing	52,733	897	1,784	69	55,483

Commercial and business lending	5,497,742	209,916	172,242	112,978	5,992,878
Commercial real estate — investor	2,740,255	64,230	52,429	82,542	2,939,456
Real estate construction	877,911	2,814	5,263	10,260	896,248

Commercial real estate lending	3,618,166	67,044	57,692	92,802	3,835,704

Total commercial	$9,115,908	$276,960	$229,934	$205,780	$9,828,582

The following table presents consumer loans by credit quality indicator at March 31, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,719,075	$9,819	$1,051	$32,057	$1,762,002
Installment	390,912	1,269	—	1,140	393,321
Residential mortgage	3,868,263	4,498	2,091	67,703	3,942,555

Total consumer	$5,978,250	$15,586	$3,142	$100,900	$6,097,878

The following table presents consumer loans by credit quality indicator at December 31, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,777,421	$10,680	$2,113	$34,800	$1,825,014
Installment	404,514	1,150	50	1,360	407,074
Residential mortgage	3,758,688	6,118	3,312	67,473	3,835,591

Total consumer	$5,940,623	$17,948	$5,475	$103,633	$6,067,679

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, nonaccrual and charge off policies.

For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and impaired are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at March 31, 2014.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,484	$642	$16	$4,142	$5,179,511	$5,183,653
Commercial real estate — owner occupied	5,292	50	—	5,342	1,066,012	1,071,354
Lease financing	567	—	—	567	51,761	52,328

Commercial and business lending	9,343	692	16	10,051	6,297,284	6,307,335
Commercial real estate — investor	5,582	1,606	—	7,188	2,960,420	2,967,608
Real estate construction	295	384	—	679	962,271	962,950

Commercial real estate lending	5,877	1,990	—	7,867	3,922,691	3,930,558

Total commercial	15,220	2,682	16	17,918	10,219,975	10,237,893
Home equity	8,114	1,705	68	9,887	1,729,630	1,739,517
Installment	1,004	265	586	1,855	390,551	392,406
Residential mortgage	3,968	530	53	4,551	3,889,099	3,893,650

Total consumer	13,086	2,500	707	16,293	6,009,280	6,025,573

Total accruing loans	$28,306	$5,182	$723	$34,211	$16,229,255	$16,263,466

Nonaccrual loans
Commercial and industrial	$3,395	$1,613	$4,131	$9,139	$29,349	$38,488
Commercial real estate — owner occupied	1,040	987	3,641	5,668	21,067	26,735
Lease financing	29	—	10	39	133	172

Commercial and business lending	4,464	2,600	7,782	14,846	50,549	65,395
Commercial real estate — investor	1,832	3,915	17,037	22,784	10,827	33,611
Real estate construction	21	24	2,529	2,574	4,093	6,667

Commercial real estate lending	1,853	3,939	19,566	25,358	14,920	40,278

Total commercial	6,317	6,539	27,348	40,204	65,469	105,673
Home equity	1,824	2,216	11,678	15,718	6,767	22,485
Installment	86	200	133	419	496	915
Residential mortgage	3,817	3,536	24,194	31,547	17,358	48,905

Total consumer	5,727	5,952	36,005	47,684	24,621	72,305

Total nonaccrual loans	$12,044	$12,491	$63,353	$87,888	$90,090	$177,978

Total loans
Commercial and industrial	$6,879	$2,255	$4,147	$13,281	$5,208,860	$5,222,141
Commercial real estate — owner occupied	6,332	1,037	3,641	11,010	1,087,079	1,098,089
Lease financing	596	—	10	606	51,894	52,500

Commercial and business lending	13,807	3,292	7,798	24,897	6,347,833	6,372,730
Commercial real estate — investor	7,414	5,521	17,037	29,972	2,971,247	3,001,219
Real estate construction	316	408	2,529	3,253	966,364	969,617

Commercial real estate lending	7,730	5,929	19,566	33,225	3,937,611	3,970,836

Total commercial	21,537	9,221	27,364	58,122	10,285,444	10,343,566
Home equity	9,938	3,921	11,746	25,605	1,736,397	1,762,002
Installment	1,090	465	719	2,274	391,047	393,321
Residential mortgage	7,785	4,066	24,247	36,098	3,906,457	3,942,555

Total consumer	18,813	8,452	36,712	63,977	6,033,901	6,097,878

Total loans	$40,350	$17,673	$64,076	$122,099	$16,319,345	$16,441,444

*	The recorded investment in loans past due 90 days or more and still accruing totaled $723 thousand at March 31, 2014 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,390	$3,436	$1,199	$8,025	$4,776,936	$4,784,961
Commercial real estate — owner occupied	1,015	2,091	—	3,106	1,081,945	1,085,051
Lease financing	—	—	—	—	55,414	55,414

Commercial and business lending	4,405	5,527	1,199	11,131	5,914,295	5,925,426
Commercial real estate — investor	9,081	14,134	—	23,215	2,878,645	2,901,860
Real estate construction	836	1,118	—	1,954	887,827	889,781

Commercial real estate lending	9,917	15,252	—	25,169	3,766,472	3,791,641

Total commercial	14,322	20,779	1,199	36,300	9,680,767	9,717,067
Home equity	8,611	2,069	346	11,026	1,788,821	1,799,847
Installment	885	265	637	1,787	404,173	405,960
Residential mortgage	5,253	865	168	6,286	3,781,673	3,787,959

Total consumer	14,749	3,199	1,151	19,099	5,974,667	5,993,766

Total accruing loans	$29,071	$23,978	$2,350	$55,399	$15,655,434	$15,710,833

Nonaccrual loans
Commercial and industrial	$998	$1,764	$9,765	$12,527	$25,192	$37,719
Commercial real estate — owner occupied	2,482	1,724	11,125	15,331	14,333	29,664
Lease financing	—	—	69	69	—	69

Commercial and business lending	3,480	3,488	20,959	27,927	39,525	67,452
Commercial real estate — investor	3,408	899	20,466	24,773	12,823	37,596
Real estate construction	2,376	—	2,267	4,643	1,824	6,467

Commercial real estate lending	5,784	899	22,733	29,416	14,647	44,063

Total commercial	9,264	4,387	43,692	57,343	54,172	111,515
Home equity	1,725	1,635	14,331	17,691	7,476	25,167
Installment	129	24	289	442	672	1,114
Residential mortgage	3,199	3,257	26,201	32,657	14,975	47,632

Total consumer	5,053	4,916	40,821	50,790	23,123	73,913

Total nonaccrual loans	$14,317	$9,303	$84,513	$108,133	$77,295	$185,428

Total loans
Commercial and industrial	$4,388	$5,200	$10,964	$20,552	$4,802,128	$4,822,680
Commercial real estate — owner occupied	3,497	3,815	11,125	18,437	1,096,278	1,114,715
Lease financing	—	—	69	69	55,414	55,483

Commercial and business lending	7,885	9,015	22,158	39,058	5,953,820	5,992,878
Commercial real estate — investor	12,489	15,033	20,466	47,988	2,891,468	2,939,456
Real estate construction	3,212	1,118	2,267	6,597	889,651	896,248

Commercial real estate lending	15,701	16,151	22,733	54,585	3,781,119	3,835,704

Total commercial	23,586	25,166	44,891	93,643	9,734,939	9,828,582
Home equity	10,336	3,704	14,677	28,717	1,796,297	1,825,014
Installment	1,014	289	926	2,229	404,845	407,074
Residential mortgage	8,452	4,122	26,369	38,943	3,796,648	3,835,591

Total consumer	19,802	8,115	41,972	69,889	5,997,790	6,067,679

Total loans	$43,388	$33,281	$86,863	$163,532	$15,732,729	$15,896,261

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2013 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at March 31, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$56,650	$62,196	$10,645	$58,237	$347
Commercial real estate — owner occupied	21,746	24,807	3,186	21,918	164
Lease financing	172	10	69	10	—

Commercial and business lending	78,568	87,013	13,900	80,165	511
Commercial real estate — investor	66,402	76,331	8,124	66,761	529
Real estate construction	7,972	11,841	2,150	8,228	43

Commercial real estate lending	74,374	88,172	10,274	74,989	572

Total commercial	152,942	175,185	24,174	155,154	1,083
Home equity	31,742	36,421	13,099	32,014	336
Installment	1,140	1,392	448	1,167	14
Residential mortgage	59,396	63,493	12,088	59,786	416

Total consumer	92,278	101,306	25,635	92,967	766

Total loans	$245,220	$276,491	$49,809	$248,121	$1,849

Loans with no related allowance
Commercial and industrial	$9,614	$16,994	$—	$11,622	$9
Commercial real estate — owner occupied	16,568	19,084	—	16,786	5
Lease financing	—	—	—	—	—

Commercial and business lending	26,182	36,078	—	28,408	14
Commercial real estate — investor	13,229	17,725	—	13,311	45
Real estate construction	1,649	2,078	—	1,707	3

Commercial real estate lending	14,878	19,803	—	15,018	48

Total commercial	41,060	55,881	—	43,426	62
Home equity	315	315	—	315	3
Installment	—	—	—	—	—
Residential mortgage	8,307	8,426	—	8,353	27

Total consumer	8,622	8,741	—	8,668	30

Total loans	$49,682	$64,622	$—	$52,094	$92

Total
Commercial and industrial	$66,264	$79,190	$10,645	$69,859	$356
Commercial real estate — owner occupied	38,314	43,891	3,186	38,704	169
Lease financing	172	10	69	10	—

Commercial and business lending	104,750	123,091	13,900	108,573	525
Commercial real estate — investor	79,631	94,056	8,124	80,072	574
Real estate construction	9,621	13,919	2,150	9,935	46

Commercial real estate lending	89,252	107,975	10,274	90,007	620

Total commercial	194,002	231,066	24,174	198,580	1,145
Home equity	32,057	36,736	13,099	32,329	339
Installment	1,140	1,392	448	1,167	14
Residential mortgage	67,703	71,919	12,088	68,139	443

Total consumer	100,900	110,047	25,635	101,635	796

Total loans	$294,902	$341,113	$49,809	$300,215	$1,941

*	Interest income recognized included $1 million of interest income recognized on accruing restructured loans for the three months ended March 31, 2014.

The following table presents impaired loans at December 31, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,857	$65,443	$11,917	$61,000	$1,741
Commercial real estate — owner occupied	22,651	25,072	2,955	24,549	995
Lease financing	69	69	29	76	—

Commercial and business lending	80,577	90,584	14,901	85,625	2,736
Commercial real estate — investor	64,647	68,228	7,895	68,776	2,735
Real estate construction	8,815	12,535	2,416	9,796	236

Commercial real estate lending	73,462	80,763	10,311	78,572	2,971

Total commercial	154,039	171,347	25,212	164,197	5,707
Home equity	34,707	40,344	13,989	36,623	1,518
Installment	1,360	1,676	487	1,753	100
Residential mortgage	60,157	69,699	12,187	62,211	1,861

Total consumer	96,224	111,719	26,663	100,587	3,479

Total loans	$250,263	$283,066	$51,875	$264,784	$9,186

Loans with no related allowance
Commercial and industrial	$12,379	$19,556	$—	$14,291	$306
Commercial real estate — owner occupied	20,022	22,831	—	20,602	315
Lease financing	—	—	—	—	—

Commercial and business lending	32,401	42,387	—	34,893	621
Commercial real estate — investor	17,895	25,449	—	19,354	130
Real estate construction	1,445	1,853	—	1,576	13

Commercial real estate lending	19,340	27,302	—	20,930	143

Total commercial	51,741	69,689	—	55,823	764
Home equity	93	92	—	94	2
Installment	—	—	—	—	—
Residential mortgage	7,316	8,847	—	7,321	185

Total consumer	7,409	8,939	—	7,415	187

Total loans	$59,150	$78,628	$—	$63,238	$951

Total
Commercial and industrial	$70,236	$84,999	$11,917	$75,291	$2,047
Commercial real estate — owner occupied	42,673	47,903	2,955	45,151	1,310
Lease financing	69	69	29	76	—

Commercial and business lending	112,978	132,971	14,901	120,518	3,357
Commercial real estate — investor	82,542	93,677	7,895	88,130	2,865
Real estate construction	10,260	14,388	2,416	11,372	249

Commercial real estate lending	92,802	108,065	10,311	99,502	3,114

Total commercial	205,780	241,036	25,212	220,020	6,471
Home equity	34,800	40,436	13,989	36,717	1,520
Installment	1,360	1,676	487	1,753	100
Residential mortgage	67,473	78,546	12,187	69,532	2,046

Total consumer	103,633	120,658	26,663	108,002	3,666

Total loans	$309,413	$361,694	$51,875	$328,022	$10,137

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2013.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $14 million recorded investment in loans modified in a troubled debt restructuring for the three months ended March 31, 2014, of which, $2 million were in accrual status and $12 million were in nonaccrual pending a sustained period of repayment.

As of March 31, 2014 and December 31, 2013, there were $74 million and $60 million, respectively, of nonaccrual restructured loans, and $117 million and $124 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	March 31, 2014		December 31, 2013
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$27,776	$8,781	$32,517	$6,900
Commercial real estate — owner occupied	11,579	15,697	13,009	10,999
Commercial real estate — investor	46,020	14,619	44,946	18,069
Real estate construction	2,954	2,558	3,793	2,065
Home equity	9,572	7,785	9,633	5,419
Installment	225	419	246	451
Residential mortgage	18,798	24,372	19,841	15,682

Total	$116,924	$74,231	$123,985	$59,585

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three months ended March 31, 2014 and 2013, and the recorded investment and unpaid principal balance as of March 31, 2014 and 2013.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	8	$3,446	$7,218	22	$2,844	$5,315
Commercial real estate — owner occupied	4	5,298	5,781	3	2,217	2,228
Commercial real estate — investor	4	1,643	1,676	5	2,035	2,087
Real estate construction	—	—	—	5	1,960	1,980
Home equity	30	935	1,218	28	1,301	1,385
Installment	1	10	20	1	175	175
Residential mortgage	21	2,750	2,920	25	1,564	1,842

Total	68	$14,082	$18,833	89	$12,096	$15,012

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2014, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2014.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2014 and 2013, as well as the recorded investment in these restructured loans as of March 31, 2014 and 2013.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	—	$—	7	$1,170
Commercial real estate — owner occupied	—	—	1	74
Commercial real estate — investor	—	—	3	1,781
Real estate construction	1	161	—	—
Home equity	7	388	3	109
Installment	1	10	—	—
Residential mortgage	12	1,761	3	624

Total	21	$2,320	17	$3,758

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.

NOTE 7: Goodwill and Other Intangible Assets

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.

The Corporation conducted its annual impairment testing in May 2013, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the Nasdaq bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2013 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2013 or through March 31, 2014. It is possible that a future conclusion could be reached that all or a portion of the Corporation’s goodwill may be impaired, in which case a non-cash charge for the amount of such impairment would be recorded in earnings. Such a charge, if any, would have no impact on tangible capital and would not affect the Corporation’s “well-capitalized” designation.

At March 31, 2014, the Corporation had goodwill of $929 million, including goodwill of $428 million assigned to the Commercial Banking reporting unit and goodwill of $501 million assigned to the Consumer Banking reporting unit. There was no change in the carrying amount of goodwill for the three months ended March 31, 2014, and the year ended December 31, 2013.

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

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$36,230
Accumulated amortization	(32,336)	(31,565)

Net book value	$3,894	$4,665

Amortization during the period	$771	$3,122

Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(12,984)	(12,764)

Net book value	$6,299	$6,519

Amortization during the period	$220	$921

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 12 for a discussion of the recourse provisions on serviced residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$64,193	$61,425
Additions	1,725	18,256
Amortization	(2,725)	(15,488)

Mortgage servicing rights at end of period	$63,193	$64,193

Valuation allowance at beginning of period	(913)	(15,476)
Recoveries, net	156	14,563

Valuation allowance at end of period	(757)	(913)

Mortgage servicing rights, net	$62,436	$63,280

Fair value of mortgage servicing rights	$71,987	$74,444
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	8,084,000	8,084,000
Mortgage servicing rights, net to servicing portfolio	0.77%	0.78%
Mortgage servicing rights expense (1)	$2,569	$925

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2014. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine months ending December 31, 2014	$2,097	$659	$7,685
Year ending December 31, 2015	1,404	839	8,777
Year ending December 31, 2016	281	803	7,345
Year ending December 31, 2017	112	770	6,171
Year ending December 31, 2018	—	740	5,197
Year ending December 31, 2019	—	441	4,397
Beyond 2019	—	2,047	23,621

Total Estimated Amortization Expense	$3,894	$6,299	$63,193

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	March 31, 2014	December 31, 2013
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$391,075	$56,195
Securities sold under agreements to repurchase	548,179	419,247

Federal funds purchased and securities sold under agreements to repurchase	939,254	475,442
FHLB advances	225,000	200,000
Commercial paper	83,652	65,484

Other short-term funding	308,652	265,484

Total short-term funding	$1,247,906	$740,926

Long-Term Funding
FHLB advances	$2,500,288	$2,500,297
Senior notes, at par	430,000	585,000
Other long-term funding and capitalized costs	1,752	1,970

Total long-term funding	$2,932,040	$3,087,267

Total short and long-term funding	$4,179,946	$3,828,193

Short-term funding:

The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies and mature daily.

Long-term funding:

FHLB advances: At March 31, 2014, the long-term FHLB advances had a weighted-average interest rate of 0.11%, compared to 0.10% at December 31, 2013. During the fourth quarter of 2013, the Corporation executed $2.5 billion of five year, variable rate FHLB advances that are putable, at our option, without penalty after six months. The FHLB advances are indexed to the FHLB discount note plus 6 basis points and reprice at varying intervals, including $1.0 billion repricing at four week intervals, $750 million repricing at 13 week intervals, and $750 million repricing daily. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.

Senior notes: In March 2011, the Corporation issued $300 million of senior notes at a discount. In September 2011, the Corporation issued an additional $130 million of senior notes at a premium. The 2011 senior note issuances mature on March 28, 2016 and have a fixed coupon interest rate of 5.125%. In September 2012, the Corporation issued $155 million of senior notes at a discount. The Corporation redeemed the 2012 senior notes during February 2014.

NOTE 9: Income Taxes

The Corporation recognized income tax expense of $21 million for both the first quarter of 2014 and the first quarter of 2013. The effective tax rate was 31.35% for the first quarter of 2014, compared to an effective tax rate of 31.06% for the first quarter of 2013.

NOTE 10: Derivative and Hedging Activities

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation may also use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $39 million of investment securities as collateral at March 31, 2014, and pledged $42 million of investment securities as collateral at December 31, 2013. Under the Dodd-Frank legislation, as of June 10, 2013, the Corporation must clear all LIBOR interest rate swaps through a clearing house. As such, the Corporation is required to pledge cash collateral for the margin. At March 31, 2014, the Corporation posted cash collateral for the margin of $9 million, compared to $6 million at December 31, 2013.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. The fair value of the Corporation’s interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 13 for additional fair value information and disclosures.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
March 31, 2014
Interest rate-related instruments — customer and mirror	$1,805,140	$40,078	Trading assets	1.59%	1.59%	44 months
Interest rate-related instruments — customer and mirror	1,805,140	(42,843)	Trading liabilities	1.59%	1.59%	44 months
Interest rate lock commitments (mortgage)	131,294	791	Other assets	—	—	—
Forward commitments (mortgage)	148,750	512	Other assets	—	—	—
Foreign currency exchange forwards	49,084	744	Trading assets	—	—	—
Foreign currency exchange forwards	41,241	(607)	Trading liabilities	—	—	—
Purchased options (time deposit)	114,716	7,490	Other assets	—	—	—
Written options (time deposit)	114,716	(7,490)	Other liabilities	—	—	—

December 31, 2013
Interest rate-related instruments — customer and mirror	$1,821,787	$42,980	Trading assets	1.63%	1.63%	45 months
Interest rate-related instruments — customer and mirror	1,821,787	(45,815)	Trading liabilities	1.63%	1.63%	45 months
Interest rate lock commitments (mortgage)	102,225	416	Other assets	—	—	—
Forward commitments (mortgage)	135,000	1,301	Other assets	—	—	—
Foreign currency exchange forwards	25,747	748	Trading assets	—	—	—
Foreign currency exchange forwards	24,413	(655)	Trading liabilities	—	—	—
Purchased options (time deposit)	115,953	7,328	Other assets	—	—	—
Written options (time deposit)	115,953	(7,328)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain /(Loss) Recognized in Income	Gain /(Loss) Recognized in Income
		($ in Thousands)
Three Months Ended March 31, 2014
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$70
Interest rate lock commitments (mortgage)	Mortgage banking, net	375
Forward commitments (mortgage)	Mortgage banking, net	(789)
Foreign currency exchange forwards	Capital market fees, net	44

Three Months Ended March 31, 2013
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$381
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,526)
Forward commitments (mortgage)	Mortgage banking, net	(696)
Foreign currency exchange forwards	Capital market fees, net	29

Free standing derivatives

The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheet with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps and caps).

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

Written and purchased option derivatives (time deposit)

The Corporation has periodically entered into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”). During September 2013, the Corporation terminated its Power CD product. The Power CD was a time deposit that provided the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation received a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2014 and December 31, 2013. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross	Gross amounts	Net amounts	Gross amounts not offset in the balance sheet
	amounts recognized	offset in the balance sheet	presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
March 31, 2014

Derivative assets:
Interest rate-related instruments	$2,069	$—	$2,069	$(2,068)	$—	$1

Derivative liabilities:
Interest rate-related instruments	$39,884	$—	$39,884	$(2,068)	$(32,136)	$5,680

December 31, 2013
Derivative assets:
Interest rate-related instruments	$3,084	$—	$3,084	$(3,082)	$—	$2

Derivative liabilities:
Interest rate-related instruments	$41,786	$—	$41,786	$(3,082)	$(33,405)	$5,299

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

	March 31, 2014	December 31, 2013
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (1)(2)	$6,235,837	$6,367,771
Commercial letters of credit (1)	132,590	132,777
Standby letters of credit (3)	258,919	250,030

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2014 or December 31, 2013.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both March 31, 2014 and December 31, 2013, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). For both March 31, 2014 and December 31, 2013, the Corporation had an allowance for unfunded commitments totaling $22 million included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 6 for additional information on the allowance for unfunded commitments.

Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 10. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at March 31, 2014 was $32 million, included in other assets on the consolidated balance sheets, compared to $33 million at December 31, 2013. Related to these investments, the Corporation had remaining commitments to fund of $14 million at March 31, 2014 and $16 million at December 31, 2013, respectively.

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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013, and the plaintiff has appealed such dismissal to the U.S. Court of Appeals for the Eighth Circuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

A purported class action lawsuit, Wanda Boone v. Associated Banc-Corp, was filed on April 10, 2014 in the United States District Court for the Eastern District of Wisconsin. The lawsuit claims that loan coordinators employed by the Bank were not compensated for all hours worked, including the payment of overtime, in violation of the Fair Labor Standards Act of 1938 and Wisconsin wage laws. The lawsuit seeks monetary damages and attorneys’ fees. The Corporation intends to vigorously defend the lawsuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time.

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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of $1 million and $3 million during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively, and paid loss reimbursement claims of $274 thousand and $3 million during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The Corporation had a repurchase reserve for potential claims on loans previously sold of $5 million at March 31, 2014, compared to $6 million at December 31, 2013. Make whole requests during 2013 and the first three months of 2014 generally arose from loans sold during the period January 1, 2006 to March 31, 2014, which totaled $17.9 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2014, approximately $7.6 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
	($ in Thousands)
Balance at beginning of period	$5,700	$3,300
Repurchase provision expense	(638)	5,909
Charge offs	(262)	(3,509)

Balance at end of period	$4,800	$5,700

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2014, and December 31, 2013, there were approximately $43 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2014 and December 31, 2013, there were $219 million and $233 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

Regulatory Matters

In July 2013, the Office of the Comptroller of the Currency (the “OCC”) notified the Bank that it was considering imposing a civil money penalty related to the Bank’s past Bank Secrecy Act (“BSA”) deficiencies which were the subject of a Consent Order. The

Consent Order was subsequently terminated in March, 2014. The Bank has responded to such notice, and after considering the Bank’s response, the OCC may impose a civil money penalty related to such deficiencies. The Corporation has also been informed by the OCC that the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) is also considering imposing a civil money penalty related to the same past BSA deficiencies. It is not possible for management to estimate a reasonable range of exposure relating to these potential civil money penalties at this time.

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

Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, certain Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include certain Federal agency securities, obligations of state and political subdivisions (municipal securities), mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include pooled trust preferred debt securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 5 for additional disclosure regarding the Corporation’s investment securities.

Derivative financial instruments (interest rate-related instruments): The Corporation uses interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 10 for additional disclosure regarding the Corporation’s derivative financial instruments.

The discounted cash flow analysis component in the fair value measurements reflects the contractual terms of the derivative financial instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. More specifically, the fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments), with the variable cash payments (or receipts) based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Likewise, the fair values of interest rate options (i.e., interest rate caps) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (or rise above) the strike rate of the floors (or caps), with the variable interest rates used in the calculation of projected receipts on the floor (or cap) based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2014, and December 31, 2013, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

Derivative financial instruments (foreign currency exchange forwards): The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. See Note 10 for additional disclosures regarding the corporation’s foreign currency exchange forwards.

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

The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 10 for additional disclosure regarding the Corporation’s mortgage derivatives.

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

Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. See Note 6 for additional information regarding the Corporation’s impaired loans.

Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The valuation model incorporates prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 7 for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	March 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Obligations of state and political subdivisions (municipal securities)	665,344	—	665,344	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,769,242	—	3,769,242	—
Private-label	2,697	—	2,697	—
GNMA commercial mortgage-related securities	813,567	—	813,567	—
Asset-backed securities	21,282	—	21,282	—
Other securities (debt and equity)	4,774	3,247	1,300	227

Total investment securities available for sale	$5,277,908	$4,249	$5,273,432	$227
Derivatives (trading and other assets)	$49,615	$—	$48,312	$1,303
Liabilities:
Derivatives (trading and other liabilities)	$50,940	$—	$50,940	$—

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Obligations of state and political subdivisions (municipal securities)	676,080	—	676,080	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,838,430	—	3,838,430	—
Private-label	3,014	—	3,014	—
GNMA commercial mortgage-related securities	647,477	—	647,477	—
Asset-backed securities	23,059	—	23,059	—
Other securities (debt and equity)	61,523	3,238	57,986	299

Total investment securities available for sale	$5,250,585	$4,240	$5,246,046	$299
Derivatives (trading and other assets)	$52,773	$—	$51,056	$1,717
Liabilities:
Derivatives (trading and other liabilities)	$53,798	$—	$53,798	$—

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2013 and the three months ended March 31, 2014, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)

	Investment Securities Available for Sale	Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2012	$480	$7,647
Total net losses included in income:
Mortgage derivative loss	—	(5,930)
Total net losses included in other comprehensive income:
Unrealized investment securities loss	(70)	—
Sales of investment securities	(111)	—

Balance December 31, 2013	$299	$1,717

Total net losses included in income:
Mortgage derivative loss	—	(414)
Total net losses included in other comprehensive income:
Unrealized investment securities loss	(78)	—
Sales of investment securities	6	—

Balance March 31, 2014	$227	$1,303

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2014, the Corporation utilized the following valuation techniques and significant unobservable inputs.

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

Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At March 31, 2014, the closing ratio was 90%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in average discounts of 20% to 25%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 12.9% and 10.1% at March 31, 2014, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	March 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$46,529	$—	$46,529	$—
Impaired loans (1)	83,470	—	—	83,470
Mortgage servicing rights	71,987	—	—	71,987

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$64,738	$—	$64,738	$—
Impaired loans (1)	88,049	—	—	88,049
Mortgage servicing rights	74,444	—	—	74,444

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first three months of 2014 and the full year 2013, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $6 million for the first three months of 2014 and $29 million for the year ended December 31, 2013. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $1 million and $4 million to asset losses, net for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at March 31, 2014 and December 31, 2013, were as follows.

	March 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$526,951	$526,951	$526,951	$—	$—
Interest-bearing deposits in other financial institutions	92,071	92,071	92,071	—	—
Federal funds sold and securities purchased under agreements to resell	4,400	4,400	4,400	—	—
Investment securities held to maturity	193,759	193,146	—	193,146	—
Investment securities available for sale	5,277,908	5,277,908	4,249	5,273,432	227
FHLB and Federal Reserve Bank stocks	181,360	181,360	—	181,360	—
Loans held for sale	46,529	46,529	—	46,529	—
Loans, net	16,173,528	16,224,051	—	—	16,224,051
Bank owned life insurance	568,631	568,631	—	568,631	—
Accrued interest receivable	69,317	69,317	69,317	—	—
Interest rate-related instruments	40,078	40,078	—	40,078	—
Foreign currency exchange forwards	744	744	—	744	—
Interest rate lock commitments to originate residential mortgage loans held for sale	791	791	—	—	791
Forward commitments to sell residential mortgage loans	512	512	—	—	512
Purchased options (time deposit)	7,490	7,490	—	7,490	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,885,280	$15,885,280	$—	$—	$15,885,280
Brokered CDs and other time deposits	1,624,647	1,626,978	—	1,626,978	—
Short-term funding	1,247,906	1,247,906	—	1,247,906	—
Long-term funding	2,932,040	2,924,315	—	2,924,315	—
Accrued interest payable	1,520	1,520	1,520	—	—
Interest rate-related instruments	42,843	42,843	—	42,843	—
Foreign currency exchange forwards	607	607	—	607	—
Standby letters of credit (1)	3,844	3,844	—	3,844	—
Written options (time deposit)	7,490	7,490	—	7,490	—

	December 31, 2013
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$455,482	$455,482	$455,482	$—	$—
Interest-bearing deposits in other financial institutions	126,018	126,018	126,018	—	—
Federal funds sold and securities purchased under agreements to resell	20,745	20,745	20,745	—	—
Investment securities held to maturity	175,210	169,889	—	169,889	—
Investment securities available for sale	5,250,585	5,250,585	4,240	5,246,046	299
FHLB and Federal Reserve Bank stocks	181,249	181,249	—	181,249	—
Loans held for sale	64,738	64,738	—	64,738	—
Loans, net	15,627,946	15,599,094	—	—	15,599,094
Bank owned life insurance	568,413	568,413	—	568,413	—
Accrued interest receivable	66,308	66,308	66,308	—	—
Interest rate-related instruments	42,980	42,980	—	42,980	—
Foreign currency exchange forwards	748	748	—	748	—
Interest rate lock commitments to originate residential mortgage loans held for sale	416	416	—	—	416
Forward commitments to sell residential mortgage loans	1,301	1,301	—	—	1,301
Purchased options (time deposit)	7,328	7,328	—	7,328	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,581,971	$15,581,971	$—	$—	$15,581,971
Brokered CDs and other time deposits	1,685,196	1,687,198	—	1,687,198	—
Short-term funding	740,926	740,926	—	740,926	—
Long-term funding	3,087,267	3,085,893	—	3,085,893	—
Accrued interest payable	7,994	7,994	7,994	—	—
Interest rate-related instruments	45,815	45,815	—	45,815	—
Foreign currency exchange forwards	655	655	—	655	—
Standby letters of credit (1)	3,754	3,754	—	3,754	—
Written options (time deposit)	7,328	7,328	—	7,328	—

(1)	The commitment on standby letters of credit was $259 million and $250 million at March 31, 2014 and December 31, 2013, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities (held to maturity and available for sale) — The fair value of investment securities is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

FHLB and Federal Reserve Bank stocks — The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).

Loans held for sale — The estimated fair value of the residential mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics.

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

Interest rate-related instruments — The fair value of interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Foreign currency exchange forwards — The fair value of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate.

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

Purchased and written options — The fair value of the Corporation’s purchased and written options is determined using quoted prices of the underlying stocks.

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

NOTE 14: Retirement Plans

The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes. In connection with the First Federal acquisition in October 2004, the Corporation assumed the First Federal pension plan (the “First Federal Plan”). The First Federal Plan was frozen on December 31, 2004 and qualified participants in the First Federal Plan became eligible to participate in the RAP as of January 1, 2005. Additional discussion and information on the RAP and the First Federal Plan are collectively referred to below as the “Pension Plan”.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2014 and 2013, and for the full year 2013 were as follows.

	Three Months Ended March 31,		Year Ended December 31,
	2014	2013	2013
Components of Net Periodic Benefit Cost	($ in Thousands)
Pension Plan:
Service cost	$2,975	$2,975	$12,078
Interest cost	1,790	1,548	6,237
Expected return on plan assets	(4,855)	(4,305)	(17,647)
Amortization of prior service cost	15	17	72
Amortization of actuarial loss	325	1,073	4,344

Total net periodic benefit cost	$250	$1,308	$5,084

Postretirement Plan:
Interest cost	$39	$40	$142
Amortization of actuarial gain	(9)	—	—

Total net periodic benefit cost	$30	$40	$142

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

The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2013 annual report on Form 10-K with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in the Corporation’s 2013 annual report on Form 10-K to assess the overall appropriateness of the allowance for credit losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2013, certain organization and methodology changes were made and, accordingly, 2013 results have been restated and presented on a comparable basis.

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

Consumer Banking — The Consumer Banking segment serves individuals and small businesses (typically entities with less than $10 million in annual sales) through our various Retail Banking and Private Client offices, and provides companies of varying sizes with fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management. The services provided to our individual and small business customers include but are not limited to: (1) Transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (2) Lending solutions such as residential mortgages, home equity loans and lines of credit, business loans and lines, and personal and installment loans; and (3) Investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; as well as trust and investment management accounts. In serving the consumer banking segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances.

Risk Management and Shared Services — The Risk Management and Shared Services segment includes Corporate Risk Management, Credit Administration, Finance, Treasury, Operations and Technology, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2014
Net interest income	$73,543	$71,997	$19,433	$164,973
Noninterest income	24,234	43,448	5,839	73,521

Total revenue	97,777	115,445	25,272	238,494
Credit provision *	13,032	4,948	(12,980)	5,000
Noninterest expense	47,268	99,482	20,908	167,658

Income before income taxes	37,477	11,015	17,344	65,836
Income tax expense	13,117	3,855	3,665	20,637

Net income	$24,360	$7,160	$13,679	$45,199

Return on average allocated capital (ROT1CE) **	12.5%	5.9%	8.1%	9.4%
Three Months Ended March 31, 2013
Net interest income	$77,180	$79,191	$1,282	$157,653
Noninterest income	23,169	54,195	4,636	82,000

Total revenue	100,349	133,386	5,918	239,653
Credit provision *	12,213	4,472	(13,385)	3,300
Noninterest expense	46,644	102,513	18,458	167,615

Income before income taxes	41,492	26,401	845	68,738
Income tax expense (benefit)	14,522	9,240	(2,412)	21,350

Net income	$26,970	$17,161	$3,257	$47,388

Return on average allocated capital (ROT1CE) **	14.5%	12.8%	1.4%	10.1%

Segment Balance Sheet Data
($ in Thousands)	Commercial Banking	Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 1Q 2014
Average earning assets	$8,850,984	$7,230,394	$5,811,125	$21,892,503
Average loans	8,843,070	7,230,394	91,153	16,164,617
Average deposits	5,241,027	9,539,887	2,209,358	16,990,272
Average allocated capital (T1CE) **	$787,257	$488,425	$623,853	$1,899,535
Average Balances for 1Q 2013
Average earning assets	$8,156,150	$7,298,554	$5,226,215	$20,680,919
Average loans	8,145,829	7,298,554	3,769	15,448,152
Average deposits	5,374,633	9,598,352	2,173,399	17,146,384
Average allocated capital (T1CE) **	$754,004	$543,345	$559,082	$1,856,431

*	The consolidated credit provision is equal to the actual reported provision for credit losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) at March 31, 2014 and 2013, changes during the three month periods then ended, and reclassifications out of accumulated other comprehensive income during the three month periods ended March 31, 2014 and 2013, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and post retirement obligations are a component of personnel expense on the consolidated statements of income.

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(11,396)	$(12,848)	$(24,244)
Other comprehensive income before reclassifications	20,627	—	20,627
Amounts reclassified from accumulated other comprehensive income (loss)	(378)	331	(47)
Income tax expense	(7,786)	(127)	(7,913)

Net other comprehensive income during period	12,463	204	12,667

Balance March 31, 2014	$1,067	$(12,644)	$(11,577)

Balance January 1, 2013	$86,109	$(37,506)	$48,603
Other comprehensive loss before reclassifications	(9,931)	—	(9,931)
Amounts reclassified from accumulated other comprehensive income (loss)	(300)	1,090	790
Income tax (expense) benefit	3,950	(421)	3,529

Net other comprehensive income (loss) during period	(6,281)	669	(5,612)

Balance March 31, 2013	$79,828	$(36,837)	$42,991

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

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, in Item 1A of Part II of this report, and as may be described from time to time in the Corporation’s subsequent SEC filings.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes.

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

Allowance for Credit Losses: Management’s evaluation process used to determine the appropriateness of the allowance for credit losses (which includes the allowance for loan losses and the allowance for unfunded commitments) is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for credit losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses. Such agencies may require additions to the allowances for credit losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements. See Note 6, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements and section “Allowance for Credit Losses.”

Goodwill Impairment Assessment: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one”. If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.

The Corporation conducted its annual impairment testing in May 2013, utilizing the qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2013 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2013 or through March 31, 2014. See also Note 7, “Goodwill and Other Intangible Assets”, of the notes to consolidated financial statements.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at March 31, 2014 (holding all other factors unchanged), if refinance interest rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $11 million (or 15%) lower. Conversely, if refinance interest rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $5 million (or 8%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was $1 million at March 31, 2014. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Segment Review

As discussed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability measurement system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Commercial Banking, Consumer Banking and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 15, “Segment Reporting,” of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2013, certain organization and methodology changes were made and, accordingly, 2013 results have been restated and presented on a comparable basis.

Comparable Quarter Segment Review

The Commercial Banking segment consists of lending and deposit solutions to businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Commercial Banking segment had net income of $24 million for the first quarter of 2014, down $3 million compared to $27 million for the comparable quarter in 2013. Segment revenue decreased $2 million to $98 million during the first quarter of 2014 compared to $100 million for the first quarter of 2013 primarily due to lower spreads on loan and deposit products. The credit provision increased $1 million to $13 million during the first quarter of 2014, due to the growth in the segment’s loan balances. Average loan balances were $8.8 billion for the first quarter of 2014, up $697 million from an average balance of $8.1 billion for the first quarter of 2013, while average deposit balances were $5.2 billion for the first quarter of 2014, down $134 million from average deposits of $5.4 billion in the first quarter of 2013. Average allocated capital increased $33 million to $787 million for the first quarter of 2014 reflecting the increase in the segment’s loan balances.

The Consumer Banking segment consists of lending and deposit solutions to individuals and small businesses and also provides a variety of investment and fiduciary products and services. The Consumer Banking segment had net income of $7 million for the first quarter of 2014, down $10 million compared to $17 million for the first quarter of 2013. Segment revenue decreased $18 million to $115 million for the first quarter of 2014, primarily due to lower mortgage banking income as refinancing activity has drastically slowed and lower net interest income due to lower deposit spreads. The credit provision increased to $5 million during the first quarter of 2014. Total noninterest expense was down $3 million primarily due to a reduction in full time equivalent employees. Average loan balances decreased $68 million to $7.2 billion for first quarter of 2014 compared to $7.3 billion for the first quarter of 2013. Average deposits were $9.5 billion for the first quarter of 2014, down $58 million from $9.6 billion in the first quarter of 2013. Average allocated capital decreased $55 million to $488 million for the first quarter of 2014.

The Risk Management and Shared Services segment had net income of $14 million for the first quarter of 2014, up $11 million compared to $3 million for the comparable quarter in 2013. The primary component of the increase was a $19 million increase in total revenue primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating net interest income credits to the Commercial and Consumer segments. Average earning asset balances were $5.8 billion for the first quarter of 2014, up $585 million from an average balance of $5.2 billion for the comparable quarter in 2013.

Results of Operations — Summary

The Corporation recorded net income of $45 million for the three months ended March 31, 2014, compared to net income of $47 million for the three months ended March 31, 2013. Net income available to common equity was $44 million for the three months ended March 31, 2014, or net income of $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended March 31, 2013, was $46 million, or net income of $0.27 for both basic and diluted earnings per common share. The net interest margin for the three months ended March 31, 2014 was 3.12% compared to 3.17% for the three months ended March 31, 2013.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	1st Qtr 2014	4th Qtr 2013	3rd Qtr 2013	2nd Qtr 2013	1st Qtr 2013
Net income (Quarter)	$45,199	$47,758	$45,658	$47,888	$47,388
Net income (Year-to-date)	45,199	188,692	140,934	95,276	47,388

Net income available to common equity (Quarter)	$43,955	$46,485	$44,373	$46,588	$46,088
Net income available to common equity (Year-to-date)	43,955	183,534	137,049	92,676	46,088

Earnings per common share — basic (Quarter)	$0.27	$0.28	$0.27	$0.28	$0.27
Earnings per common share — basic (Year-to-date)	0.27	1.10	0.82	0.55	0.27

Earnings per common share — diluted (Quarter)	$0.27	$0.28	$0.27	$0.28	$0.27
Earnings per common share — diluted (Year-to-date)	0.27	1.10	0.82	0.55	0.27

Return on average assets (Quarter)	0.76%	0.80%	0.78%	0.82%	0.83%
Return on average assets (Year-to-date)	0.76	0.81	0.81	0.83	0.83

Return on average equity (Quarter)	6.35%	6.60%	6.33%	6.58%	6.60%
Return on average equity (Year-to-date)	6.35	6.52	6.50	6.59	6.60

Return on average tangible common equity (Quarter)	9.45%	9.87%	9.48%	9.76%	9.81%
Return on average tangible common equity (Year-to-date)	9.45	9.73	9.68	9.78	9.81

Return on average Tier 1 common equity (Quarter) (1)	9.38%	9.78%	9.31%	9.94%	10.07%
Return on average Tier 1 common equity (Year-to-date) (1)	9.38	9.77	9.77	10.00	10.07

Efficiency ratio (Quarter) (2)	70.41%	73.70%	71.45%	69.01%	70.03%
Efficiency ratio (Year-to-date) (2)	70.41	71.04	70.14	69.51	70.03

Efficiency ratio, fully taxable equivalent (Quarter) (2)	68.86%	72.59%	70.10%	67.21%	68.39%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	68.86	69.56	68.53	67.79	68.39

Net interest margin (Quarter)	3.12%	3.23%	3.13%	3.16%	3.17%
Net interest margin (Year-to-date)	3.12	3.17	3.15	3.17	3.17

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	1st Qtr 2014	4th Qtr 2013	3rd Qtr 2013	2nd Qtr 2013	1st Qtr 2013
Efficiency ratio (Quarter) (a)	70.41%	73.70%	71.45%	69.01%	70.03%
Taxable equivalent adjustment (Quarter)	(1.35)	(1.49)	(1.50)	(1.38)	(1.46)
Asset gains (losses), net (Quarter)	0.22	0.80	0.59	(0.01)	0.24
Other intangible amortization (Quarter)	(0.42)	(0.42)	(0.44)	(0.41)	(0.42)
Efficiency ratio, fully taxable equivalent (Quarter) (b)	68.86%	72.59%	70.10%	67.21%	68.39%
Efficiency ratio (Year-to-date) (a)	70.41%	71.04%	70.14%	69.51%	70.03%
Taxable equivalent adjustment (Year-to-date)	(1.35)	(1.45)	(1.45)	(1.42)	(1.46)
Asset gains, net (Year-to-date)	0.22	0.39	0.27	0.11	0.24
Other intangible amortization (Year-to-date)	(0.42)	(0.42)	(0.43)	(0.41)	(0.42)
Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	68.86%	69.56%	68.53%	67.79%	68.39%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense, excluding other intangible amortization, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset gains / losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the quarter ended March 31, 2014, was $170 million, an increase of $7 million (4%) versus the comparable quarter last year. The increase in taxable equivalent net interest income was attributable to favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $6 million), and favorable rate variances (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $1 million).

The net interest margin for the first quarter of 2014 was 3.12%, 5 bp lower than 3.17% for the same quarter in 2013. This comparable period decrease was comprised of a 3 bp lower contribution from net free funds and a 2 bp decrease in interest rate spread (the net of a 16 bp decrease in yield on earning assets and a 14 bp decrease in the cost of interest-bearing liabilities).

The Federal Reserve left interest rates unchanged during 2013 and the first quarter of 2014. The Federal Reserve affirmed that it is unlikely that the short-term interest rates will increase. For 2014, the Corporation anticipates continued modest compression of the net interest margin.

The yield on earning assets was 3.36% for the first quarter of 2014, 16 bp lower than the comparable period last year. Loan yields were down 22 bp, (to 3.61%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments increased 8 bp (to 2.68%), and was also impacted by the low interest rate environment and slowing prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.31% for the first quarter of 2014 was 14 bp lower than the same period in 2013. Rates on interest-bearing deposits were down 8 bp (to 0.19%, reflecting the low interest rate environment and a reduction of higher cost deposit products). The cost of short and long-term funding decreased 66 bp (to 0.67%) with the cost of short-term funding relatively unchanged (down 2 bp to 0.15%), while long-term funding decreased 264 bp (to 0.87%) mainly due to favorable rates on FHLB advances executed during the fourth quarter of 2013.

Average earning assets were $21.9 billion for the first quarter of 2014, an increase of $1.2 billion (6%) from the comparable period last year. Average loans increased $716 million, including increases in commercial loans (up $831 million) and residential mortgage loans (up $304 million), while retail loans decreased (down $419 million). Average investment securities and other short-term investments increased $495 million, primarily in mortgage-related securities.

Average interest-bearing liabilities of $17.0 billion for the first quarter of 2014 increased $1.2 billion (8%) from the first quarter of 2013. On average, short and long-term funding increased $1.4 billion between the comparable three month periods, attributable to a $2.0 billion increase in long-term funding partially offset by a $664 million decrease in short-term funding. Average interest-bearing deposits decreased $136 million, while noninterest bearing deposits decreased $20 million.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1) (2) (3)
Commercial and business lending	$6,131,185	$51,681	3.42%	$5,615,036	$50,712	3.66%
Commercial real estate lending	3,907,363	35,591	3.69	3,592,509	35,864	4.04

Total commercial	10,038,548	87,272	3.52	9,207,545	86,576	3.81
Residential mortgage	3,926,734	32,664	3.33	3,622,455	30,481	3.37
Retail	2,199,335	24,413	4.48	2,618,152	29,381	4.53

Total loans	16,164,617	144,349	3.61	15,448,152	146,438	3.83
Investment securities	5,450,066	36,922	2.71	4,891,714	32,757	2.68
Other short-term investments	277,820	1,449	2.09	341,053	1,247	1.47

Investments and other (1)	5,727,886	38,371	2.68	5,232,767	34,004	2.60

Total earning assets	21,892,503	182,720	3.36	20,680,919	180,442	3.52
Other assets, net	2,320,710			2,357,789

Total assets	$24,213,213			$23,038,708

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,195,337	$220	0.07%	$1,141,781	$208	0.07%
Interest-bearing demand deposits	2,796,247	823	0.12	2,779,929	1,179	0.17
Money market deposits	7,173,106	2,825	0.16	7,044,344	3,615	0.21
Time deposits	1,659,277	2,291	0.56	1,994,406	3,539	0.72

Total interest-bearing deposits	12,823,967	6,159	0.19	12,960,460	8,541	0.27
Federal funds purchased and securities sold under agreements to repurchase	805,187	305	0.15	779,550	410	0.21
Other short-term funding	328,516	116	0.14	1,018,553	332	0.13
Long-term funding	3,004,520	6,511	0.87	960,820	8,416	3.51

Total short and long-term funding	4,138,223	6,932	0.67	2,758,923	9,158	1.33

Total interest-bearing liabilities	16,962,190	13,091	0.31	15,719,383	17,699	0.45

Noninterest-bearing demand deposits	4,166,305			4,185,924
Other liabilities	195,950			219,902
Stockholders’ equity	2,888,768			2,913,499

Total liabilities and equity	$24,213,213			$23,038,708

Interest rate spread			3.05%			3.07%
Net free funds			0.07			0.10

Net interest income, taxable equivalent, and net interest margin		$169,629	3.12%		$162,743	3.17%

Taxable equivalent adjustment		4,656			5,090

Net interest income		$164,973			$157,653

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Credit Losses

The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the first three months of 2014 was $5 million, compared to $3 million for the first three months of 2013 and $10 million for the full year of 2013. Net charge offs were $5 million for the first three months of 2014, compared to $14 million for the first three months of 2013 and $39 million for the full year of 2013. Annualized net charge offs as a percent of average loans for the first three months of 2014 were 0.14%, compared to 0.38% for the first three months of 2013 and 0.25% for the full year of 2013. At March 31, 2014, the allowance for credit losses was $290 million, down from $308 million at March 31, 2013 and relatively unchanged compared to December 31, 2013. The ratio of the allowance for loan losses to total loans at March 31, 2014, was 1.63%, compared to 1.84% at March 31, 2013 and 1.69% at December 31, 2013. Nonaccrual loans at March 31, 2014 were $178 million, compared to $225 million at March 31, 2013, and $185 million at December 31, 2013. See Tables 7 and 8.

The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for credit losses (which includes the allowance for loan losses and the allowance for unfunded commitments). This reserving methodology focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest Income

Noninterest income for the first quarter of 2014 was $74 million, down $8 million (10%) from the first quarter of 2013, primarily due to declines in net mortgage banking income as refinancing activity has drastically slowed. For 2014, the Corporation expects noninterest income to be down slightly with declines in net mortgage banking offset by growth in other fee categories.

TABLE 3

Noninterest Income

($ in Thousands)

	1st Qtr. 2014	1st Qtr. 2013	Dollar Change	Percent Change
Trust service fees	$11,711	$10,910	$801	7.3%
Service charges on deposit accounts	16,400	16,829	(429)	(2.5)
Card-based and other nondeposit fees	12,509	11,950	559	4.7
Insurance commissions	12,317	11,763	554	4.7
Brokerage and annuity commissions	4,033	3,516	517	14.7

Core fee-based revenue	56,970	54,968	2,002	3.6
Mortgage banking income	8,930	17,538	(8,608)	(49.1)
Mortgage servicing rights expense	2,569	(227)	2,796	N/M

Mortgage banking, net	6,361	17,765	(11,404)	(64.2)
Capital market fees, net	2,322	2,583	(261)	(10.1)
Bank owned life insurance (“BOLI”) income	4,320	2,970	1,350	45.5
Other	2,442	2,578	(136)	(5.3)

Subtotal	72,415	80,864	(8,449)	(10.4)
Asset gains, net	728	836	(108)	(12.9)
Investment securities gains, net	378	300	78	26.0

Total noninterest income	$73,521	$82,000	$(8,479)	(10.3)%

N/M — Not meaningful.

Core fee-based revenue was $57 million, an increase of $2 million (4%) versus the first quarter of 2013. Trust service fees were $12 million for the first quarter of 2014, up $1 million (7%) from the first quarter in 2013. The market value of assets under management at March 31, 2014 and 2013 was $7.5 billion and $6.9 billion, respectively. All remaining core-fee based revenue categories on a combined basis were up $1 million (3%).

Net mortgage banking income was $6 million for the first quarter of 2014 and $18 million for the first quarter of 2013. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income (which includes servicing fees and the gain or loss on sales of mortgage loans to the secondary market, related fees and fair value marks on derivatives (collectively “gains on sales and related income”)) was $9 million for the first quarter of 2014, a decrease of $9 million compared to the first quarter of 2013. This decrease was primarily attributable to lower gains on sales and related income (down $12 million) partially offset by a $4 million reduction in the mortgage loan repurchase reserve provision (see Note 12 “Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this repurchase reserve). Secondary mortgage production was $204 million and $681 million for the first quarters of 2014 and 2013, respectively.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $3 million higher than the first quarter in 2013, with a $5 million lower recovery of the valuation reserve, partially offset by a $2 million reduction in amortization due to slower prepayments. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7 “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Bank owned life insurance income was $4 million, up $1 million from the first quarter of 2013, primarily due to death benefits received during the first quarter of 2014. All remaining noninterest income categories on a combined basis were $6 million, down 7% from the comparable quarter last year.

Noninterest Expense

Noninterest expense was $168 million for the first quarter of 2014, relatively unchanged from the comparable period in 2013. For 2014, the Corporation expects flat year over year noninterest expense with continued focus on efficiency initiatives.

TABLE 4

Noninterest Expense

($ in Thousands)

	1st Qtr. 2014	1st Qtr. 2013	Dollar Change	Percent Change
Personnel expense	$97,698	$97,907	$(209)	(0.2)%
Occupancy	15,560	15,662	(102)	(0.7)
Equipment	6,276	6,167	109	1.8
Technology	12,724	11,508	1,216	10.6
Business development and advertising	5,062	4,537	525	11.6
Other intangible amortization	991	1,011	(20)	(2.0)
Loan expense	2,787	3,284	(497)	(15.1)
Legal and professional fees	4,188	5,345	(1,157)	(21.6)
Losses other than loans	544	384	160	41.7
Foreclosure / OREO expense	1,896	2,422	(526)	(21.7)
FDIC expense	5,001	5,432	(431)	(7.9)
Other	14,931	13,956	975	7.0

Total noninterest expense	$167,658	$167,615	$43	—%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $98 million for the first quarter of 2014, relatively unchanged (down 0.2%) from the first quarter of 2013. Average full-time equivalent employees were 4,517 for the first quarter of 2014, down 7% from 4,841 for the first quarter of 2013. Salary-related expenses increased $3 million (3%). This increase was primarily the result of higher compensation and performance based incentives. Fringe benefit expenses were down $3 million (14%) versus the first quarter of 2013, primarily due to a decrease in health insurance costs.

Nonpersonnel noninterest expenses on a combined basis were $70 million, flat compared to the first quarter of 2013. Equipment and technology was up $1 million (7%), due to investments in our systems and infrastructure. Legal and professional fees for the first quarter of 2014 were $4 million, down $1 million (22%) from the first quarter in 2013 due to a decrease in consultant costs. All remaining noninterest expense categories on a combined basis were relatively unchanged (up 0.2%) compared to the first quarter of 2013.

Income Taxes

The Corporation recognized income tax expense of $21 million for both the first quarter of 2014 and the first quarter of 2013. The effective tax rate was 31.35% for the first quarter of 2014, compared to an effective tax rate of 31.06% for the first quarter of 2013.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertain tax positions if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 9, “Income Taxes,” of the notes to consolidated financial statements and section “Critical Accounting Policies.”

Balance Sheet

At March 31, 2014, total assets were $24.8 billion, up $579 million (2%) from December 31, 2013. Loans of $16.4 billion at March 31, 2014 were up $545 million (3%) from December 31, 2013, with increases in commercial loans of $515 million and residential mortgage loans of $107 million, partially offset by continued run off in home equity and installment balances of $77 million. See section “Credit Risk” for a detailed discussion of the changes in the loan portfolio and the related credit risk management for each loan type. Investment securities were $5.5 billion at March 31, 2014, an increase of $46 million (1%) from year-end 2013.

At March 31, 2014, total deposits of $17.5 billion were up $243 million (1%) from December 31, 2013. Since December 31, 2013, interest-bearing accounts increased $390 million (3%), primarily in interest-bearing demand and money market accounts. Noninterest-bearing demand deposits decreased $147 million to $4.5 billion and represented 26% of total deposits, down from 27% of total deposits at December 31, 2013. Short and long-term funding increased $352 million (9%) since year-end 2013, including an increase of $507 million in short-term funding (primarily Federal funds purchased), partially offset by a decrease of $155 million in long-term funding due to the early retirement of $155 million of senior notes in February 2014.

Since March 31, 2013, loans increased $890 million (6%), with commercial loans up $806 million and residential mortgage loans up $475 million, offset by a $391 million decline in home equity and installment loan balances. Deposits increased $89 million (1%) since March 31, 2013, attributable to a $63 million increase in interest-bearing accounts and a $26 million increase in noninterest-bearing demand deposits. Short and long-term funding increased $1.5 billion (56%), including a $2.0 billion increase in long-term funding as the Corporation took advantage of favorable interest rates on five year, putable, variable rate FHLB advances, partially offset by a $522 million reduction in short-term funding.

TABLE 5

Period End Loan Composition

($ in Thousands)

	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$5,222,141	32%	$4,822,680	31%	$4,703,056	30%	$4,752,838	30%	$4,651,143	30%
Commercial real estate — owner occupied	1,098,089	7	1,114,715	7	1,147,352	8	1,174,866	8	1,199,513	8
Lease financing	52,500	—	55,483	—	51,727	—	55,084	—	57,908	—

Commercial and business lending	6,372,730	39	5,992,878	38	5,902,135	38	5,982,788	38	5,908,564	38
Commercial real estate — investor	3,001,219	18	2,939,456	18	2,847,152	18	3,010,992	19	2,900,167	18
Real estate construction	969,617	6	896,248	6	834,744	5	800,569	5	729,145	5

Commercial real estate lending	3,970,836	24	3,835,704	24	3,681,896	23	3,811,561	24	3,629,312	23

Total commercial	10,343,566	63	9,828,582	62	9,584,031	61	9,794,349	62	9,537,876	61
Home equity revolving lines of credit	856,679	5	874,840	5	875,703	6	888,162	6	904,187	6
Home equity loans first liens	705,835	4	742,120	5	794,912	5	863,779	5	940,017	6
Home equity loans junior liens	199,488	1	208,054	1	220,763	1	234,292	2	254,203	2

Home equity	1,762,002	10	1,825,014	11	1,891,378	12	1,986,233	13	2,098,407	14
Installment	393,321	3	407,074	3	420,268	3	434,029	3	447,445	3
Residential mortgage	3,942,555	24	3,835,591	24	3,690,177	24	3,531,988	22	3,467,834	22

Total consumer	6,097,878	37	6,067,679	38	6,001,823	39	5,952,250	38	6,013,686	39

Total loans	$16,441,444	100%	$15,896,261	100%	$15,585,854	100%	$15,746,599	100%	$15,551,562	100%

Farmland	$8,286	—%	$8,591	—%	$14,278	1%	$14,867	1%	$15,761	1%
Multi-family	965,568	32	951,348	33	896,819	31	965,373	32	905,268	31
Non-owner occupied	2,027,365	68	1,979,517	67	1,936,055	68	2,030,752	67	1,979,138	68

Commercial real estate — investor	$3,001,219	100%	$2,939,456	100%	$2,847,152	100%	$3,010,992	100%	$2,900,167	100%

1-4 family construction	$273,470	28%	$259,031	29%	$248,294	30%	$238,336	30%	$209,290	29%
All other construction	696,147	72	637,217	71	586,450	70	562,233	70	519,855	71

Real estate construction	$969,617	100%	$896,248	100%	$834,744	100%	$800,569	100%	$729,145	100%

Credit Risk

Total loans were $16.4 billion at March 31, 2014, an increase of $545 million or 3% from December 31, 2013. Commercial and business loans were $6.3 billion, up $380 million (6%) from December 31, 2013, to represent 39% of total loans at March 31, 2014. Commercial real estate totaled $4.0 billion at March 31, 2014 and represented 24% of total loans, an increase of $135 million (4%) from December 31, 2013. Consumer loans were $6.1 billion, up $30 million (1%) from December 31, 2013, and represented 37% of total loans at March 31, 2014.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2013 and the first three months of 2014. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $6.3 billion at March 31, 2014, up $380 million (6%) since year-end 2013. The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. At March 31, 2014, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 9% of total loans and 23% of the total commercial and business loan portfolio. The next largest industry group within the commercial and business loan category was the wholesale trade sector, which represented 5% of total loans and 12% of the total commercial and business loan portfolio at March 31, 2014. The remaining portfolio is spread over a diverse range of industries, none of which exceeds 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $4.0 billion at March 31, 2014, up $135 million (4%) from December 31, 2013. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $3.0 billion at March 31, 2014, an increase of $62 million (2%) from December 31, 2013. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multi-family projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multi-family projects. Credit risk is managed in a similar manner to commercial and business loans by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were $970 million, an increase of $73 million (8%) compared to December 31, 2013. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multi-family projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Consumer loans totaled $6.1 billion at March 31, 2014, up $30 million (1%) compared to December 31, 2013. Loans in this classification include residential mortgage, home equity and installment loans. Residential mortgage loans totaled $3.9 billion at March 31, 2014, up $107 million (3%) from December 31, 2013. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. private mortgage insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The Corporation also retains a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At March 31, 2014, the residential mortgage portfolio was comprised of $1.4 billion of fixed-rate residential real estate mortgages and $2.5 billion of adjustable-rate residential real estate mortgages.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

Home equity totaled $1.8 billion at March 31, 2014, down $63 million (4%) compared to December 31, 2013, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Home equity balances declined as customers continued to deleverage and refinance into lower-priced, first lien residential mortgage loans. Loans and lines in a junior position at March 31, 2014 included approximately 35% for which the Corporation also owned or serviced the related first lien loan and approximately 65% where the Corporation did not service the related first lien loan.

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

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 700. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required. As of March 31, 2014, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Home equity lines are variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at March 31, 2014, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

Home Equity Lines of Credit — Revolving Period End Dates	$ in Thousands	% to Total
Less than 1 year	$4,221	<1%
1 — 3 years	4,057	<1%
3 — 5 years	5,926	1%
5 — 10 years	136,511	16%
Over 10 years	705,964	82%

Total home equity revolving lines of credit	$856,679	100%

Installment loans totaled $393 million at March 31, 2014 down $14 million (3%) compared to December 31, 2013, and consist of student loans, as well as short-term and other personal installment loans. The Corporation had $319 million and $330 million of student loans at March 31, 2014 and December 31, 2013, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for credit losses, nonaccrual and charge off policies.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2014, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,478,981	26%	$4,626,312	27%	$4,453,663	24%	$4,259,776	25%	$4,453,109	26%
Savings	1,252,669	7	1,159,512	7	1,195,944	7	1,211,567	7	1,197,134	7
Interest-bearing demand	3,084,457	18	2,889,705	17	2,735,529	15	2,802,277	17	2,966,934	17
Money market	7,069,173	40	6,906,442	40	8,199,281	45	7,040,317	41	6,836,678	39
Brokered CDs	51,235	—	50,450	—	56,024	—	59,206	—	49,919	—
Other time	1,573,412	9	1,634,746	9	1,697,467	9	1,759,293	10	1,917,520	11

Total deposits	$17,509,927	100%	$17,267,167	100%	$18,337,908	100%	$17,132,436	100%	$17,421,294	100%
Customer repo sweeps	548,179		419,247		515,555		489,700		617,038
Customer repo term	—		—		—		—		4,882

Total customer funding	548,179		419,247		515,555		489,700		621,920

Total deposits and customer funding	$18,058,106		$17,686,414		$18,853,463		$17,622,136		$18,043,214

Network transaction deposits included above in interest-bearing demand and money market	$2,141,976		$1,936,403		$2,222,810		$2,135,306		$2,054,714
Total network transaction deposits and Brokered CDs	2,193,211		1,986,853		2,278,834		2,194,512		2,104,633
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,864,895		$15,699,561		$16,574,629		$15,427,624		$15,938,581

Allowance for Credit Losses

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

The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets.

The level of the allowance for credit losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. In general, the change in the allowance for credit losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 5), net charge offs (see Table 7) and nonperforming assets (see Table 8). The Corporation’s process, designed to assess the appropriateness of the allowance for credit losses, focuses on an evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for credit losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Management considers the allowance for credit losses a critical accounting policy (see section “Critical Accounting Policies”), as assessing these numerous factors involves significant judgment.

The methodology used for the allowance for loan losses at March 31, 2014 and December 31, 2013 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

The methodology used for the allowance for unfunded commitments at March 31, 2014 and December 31, 2013 was also generally comparable. Management evaluated the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan.

At March 31, 2014, the allowance for credit losses was $290 million compared to $308 million at March 31, 2013, and relatively unchanged from $290 million at December 31, 2013. At March 31, 2014, the allowance for loan losses to total loans was 1.63% and covered 151% of nonaccrual loans, compared to 1.84% and 127%, respectively, at March 31, 2013, and 1.69% and 145%, respectively, at December 31, 2013. The ratio of net charge offs to average loans on an annualized basis was 0.14%, 0.38%, and 0.25% for the three months ended March 31, 2014, and 2013, and the full year 2013, respectively. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Management believes the level of allowance for credit losses to be appropriate at March 31, 2014 and December 31, 2013. For the remainder of 2014, the Corporation expects the provision for credit losses will grow based on expected loan growth.

TABLE 7

Allowance for Credit Losses

($ in Thousands)

	At and For the Three Months Ended March 31,				At and For the Year Ended December 31,

	2014		2013		2013
Allowance for Loan Losses:
Balance at beginning of period	$268,315		$297,409		$297,409
Provision for loan losses	5,000		4,000		10,000
Charge offs	(11,361)		(27,128)		(88,061)
Recoveries	5,962		12,642		48,967

Net charge offs	(5,399)		(14,486)		(39,094)

Balance at end of period	$267,916		$286,923		$268,315

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900		$21,800		$21,800
Provision for unfunded commitments	—		(700)		100

Balance at end of period	$21,900		$21,100		$21,900

Allowance for Credit Losses	$289,816		$308,023		$290,215

Net loan charge offs:		(A)		(A)		(A)
Commercial and industrial	$2,725	[22]	$696	[6]	$6,281	[14]
Commercial real estate — owner occupied	(124)	(5)	1,518	[51]	6,135	[53]
Lease financing	—	–	(12	) (8)	(12	) (2)

Commercial and business lending	2,601	[17]	2,202	[16]	12,404	[21]
Commercial real estate—investor	(1,031	) (14)	163	[2]	2,885	[10]
Real estate construction	113	[5]	1,392	[82]	(2,136	)(27)

Commercial real estate lending	(918	) (10)	1,555	[18]	749	[2]

Total commercial	1,683	[7]	3,757	[17]	13,153	[14]
Home equity revolving lines of credit	1,182	[55]	3,615	159	7,860	[88]
Home equity loans first liens	406	[23]	765	[32]	2,655	[31]
Home equity loans junior liens	859	171	1,957	303	5,902	250

Home equity	2,447	[55]	6,337	119	16,417	[82]
Installment	113	[11]	177	[16]	(244	) (6)
Residential mortgage	1,156	[12]	4,215	[47]	9,768	[26]

Total consumer	3,716	[25]	10,729	[70]	25,941	[42]

Total net charge offs	$5,399	[14]	$14,486	[38]	$39,094	[25]

CRE & Construction Net Charge Off Detail:		(A)		(A)		(A)
Farmland	$—	-	$398	N/M	$366	252
Multi-family	(49	) (2)	(533	) (24)	499	[5]
Non-owner occupied	(982	) (20)	298	[6]	2,020	[10]

Commercial real estate — investor	$(1,031	) (14)	$163	[2]	$2,885	[10]

1-4 family construction	$(121	) (18)	$141	[29]	$(3,796	) (163)
All other construction	234	[15]	1,251	103	1,660	[30]

Real estate construction	$113	[5]	$1,392	[82]	$(2,136	) (27)

(A) — Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M — Not meaningful.
Ratios:
Allowance for loan losses to total loans	1.63%		1.84%		1.69%
Allowance for loan losses to net charge offs (annualized)	12.2x		4.9x		6.9x

TABLE 7 (continued)

Allowance for Credit Losses

($ in Thousands)

Quarterly Trends:	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
Allowance for Loan Losses:
Balance at beginning of period	$268,315		$271,724		$277,218		$286,923		$297,409
Provision for loan losses	5,000		2,000		—		4,000		4,000
Charge offs	(11,361)		(18,742)		(20,288)		(21,904)		(27,128)
Recoveries	5,962		13,333		14,794		8,199		12,642

Net charge offs	(5,399)		(5,409)		(5,494)		(13,705)		(14,486)

Balance at end of period	$267,916		$268,315		$271,724		$277,218		$286,923

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900		$21,600		$22,400		$21,100		$21,800
Provision for unfunded commitments	—		300		(800)		1,300		(700)

Balance at end of period	$21,900		$21,900		$21,600		$22,400		$21,100

Allowance for credit losses	$289,816		$290,215		$293,324		$299,618		$308,023

Net loan charge offs:		(A)		(A)		(A)		(A)		(A)
Commercial and industrial	$2,725	[22]	$4,555	[38]	$(447	) (4)	$1,477	[13]	$696	[6]
Commercial real estate — owner occupied	(124	) (5)	967	[34]	2,076	[72]	1,574	[54]	1,518	[51]
Lease financing	—	—	(16	) (12)	—	—	16	[12]	(12	) (8)

Commercial and business lending	2,601	[17]	5,506	[37]	1,629	[11]	3,067	[21]	2,202	[16]
Commercial real estate — investor	(1,031	) (14)	137	[2]	(414	) (6)	2,999	[41]	163	[2]
Real estate construction	113	[5]	(3,130	) (145)	(303	) (15)	(95	) (5)	1,392	[82]

Commercial real estate lending	(918	) (10)	(2,993	) (32)	(717	) (8)	2,904	[31]	1,555	[18]

Total commercial	1,683	[7]	2,513	[10]	912	[4]	5,971	[25]	3,757	[17]
Home equity revolving lines of credit	1,182	[55]	966	[44]	767	[34]	2,512	112	3,615	159
Home equity loans first liens	406	[23]	372	[19]	564	[27]	954	[42]	765	[32]
Home equity loans junior liens	859	171	1,111	205	800	140	2,034	336	1,957	303

Home equity	2,447	[55]	2,449	[52]	2,131	[44]	5,500	108	6,337	119
Installment	113	[11]	(611	) (59)	124	[11]	66	[6]	177	[16]
Residential mortgage	1,156	[12]	1,058	[11]	2,327	[25]	2,168	[24]	4,215	[47]

Total consumer	3,716	[25]	2,896	[19]	4,582	[30]	7,734	[50]	10,729	[70]

Total net charge offs	$5,399	[14]	$5,409	[14]	$5,494	[14]	$13,705	[35]	$14,486	[38]

CRE & Construction Net Charge Off Detail:		(A)		(A)		(A)		(A)		(A)
Farmland	$—	—	—	—	—	—	(32	) (84)	398	N/M
Multi-family	(49	) (2)	(37	) (2)	127	[5]	942	[40]	(533	) (24)
Non-owner occupied	(982	) (20)	174	[4]	(541	) (11)	2,089	[42]	298	[6]

Commercial real estate — investor	$(1,031	) (14)	137	[2]	(414	) (6)	2,999	[41]	163	[2]

1-4 family construction	$(121	) (18)	(2,684	) (413)	(904	) (143)	(349	) (62)	141	[29]
All other construction	234	[15]	(446	) (29)	601	[41]	254	[19]	1,251	103

Real estate construction	$113	[5]	(3,130	) (145)	(303	) (15)	(95	) (5)	1,392	[82]

(A) – Annualized ratio of net charge offs to average loans by loan type in basis points.

N/M – Not meaningful.

TABLE 8

Nonperforming Assets

($ in Thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Nonperforming assets by type:
Commercial and industrial	$38,488	$37,719	$36,105	$30,302	$33,242
Commercial real estate — owner occupied	26,735	29,664	28,301	24,003	23,199
Lease financing	172	69	99	72	2,165

Commercial and business lending	65,395	67,452	64,505	54,377	58,606
Commercial real estate — investor	33,611	37,596	49,841	60,780	56,776
Real estate construction	6,667	6,467	18,670	21,419	22,166

Commercial real estate lending	40,278	44,063	68,511	82,199	78,942

Total commercial	105,673	111,515	133,016	136,576	137,548
Home equity revolving lines of credit	10,356	11,883	11,991	12,940	15,914
Home equity loans first liens	5,341	6,135	6,131	7,898	8,626
Home equity loans junior liens	6,788	7,149	7,321	7,296	9,405

Home equity	22,485	25,167	25,443	28,134	33,945
Installment	915	1,114	1,269	1,533	1,762
Residential mortgage	48,905	47,632	47,866	51,250	52,181

Total consumer	72,305	73,913	74,578	80,917	87,888

Total nonaccrual loans (“NALs”)	177,978	185,428	207,594	217,493	225,436
Commercial real estate owned	8,224	8,359	10,003	11,696	15,142
Residential real estate owned	6,313	5,217	8,975	9,087	12,078
Bank properties real estate owned	4,636	4,542	6,099	6,624	7,936

Other real estate owned (“OREO”)	19,173	18,118	25,077	27,407	35,156

Total nonperforming assets (“NPAs”)	$197,151	$203,546	$232,671	$244,900	$260,592

Commercial real estate & Real estate construction NALs Detail:
Farmland	$—	$—	$109	$70	$—
Multi-family	3,713	3,782	5,260	6,726	8,306
Non-owner occupied	29,898	33,814	44,472	53,984	48,470

Commercial real estate — investor	$33,611	$37,596	$49,841	$60,780	$56,776

1-4 family construction	$1,900	$1,915	$12,654	$14,222	$14,538
All other construction	4,767	4,552	6,016	7,197	7,628

Real estate construction	$6,667	$6,467	$18,670	$21,419	$22,166

Accruing loans past due 90 days or more:
Commercial	$16	$1,199	$1,198	$770	$4,595
Consumer	707	1,151	865	778	1,095

Total accruing loans past due 90 days or more	$723	$2,350	$2,063	$1,548	$5,690

Restructured loans (accruing):
Commercial	$88,329	$94,265	$86,468	$87,970	$88,932
Consumer	28,595	29,720	30,575	31,096	31,161

Total restructured loans (accruing)	$116,924	$123,985	$117,043	$119,066	$120,093

Nonaccrual restructured loans (included in nonaccrual loans)	$74,231	$59,585	$69,311	$70,354	$67,811
Ratios:
Nonaccrual loans to total loans	1.08%	1.17%	1.33%	1.38%	1.45%
NPAs to total loans plus OREO	1.20%	1.28%	1.49%	1.55%	1.67%
NPAs to total assets	0.79%	0.84%	0.98%	1.04%	1.12%
Allowance for loan losses to NALs	150.53%	144.70%	130.89%	127.46%	127.27%
Allowance for loan losses to total loans	1.63%	1.69%	1.74%	1.76%	1.84%

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Loans 30-89 days past due by type:
Commercial and industrial	$4,126	$6,826	$6,518	$8,516	$10,263
Commercial real estate — owner occupied	5,342	3,106	8,505	8,105	6,804
Lease financing	567	—	1,000	57	283

Commercial and business lending	10,035	9,932	16,023	16,678	17,350
Commercial real estate — investor	7,188	23,215	21,747	18,269	25,201
Real estate construction	679	1,954	820	797	2,287

Commercial real estate lending	7,867	25,169	22,567	19,066	27,488

Total commercial	17,902	35,101	38,590	35,744	44,838
Home equity revolving lines of credit	5,344	6,728	6,318	7,739	1,832
Home equity loans first liens	1,469	1,110	1,376	1,857	1,869
Home equity loans junior liens	3,006	2,842	2,206	2,709	2,848

Home equity	9,819	10,680	9,900	12,305	6,549
Installment	1,269	1,150	1,170	1,434	2,500
Residential mortgage	4,498	6,118	6,722	9,920	8,793

Total consumer	15,586	17,948	17,792	23,659	17,842

Total loans past due 30-89 days	$33,488	$53,049	$56,382	$59,403	$62,680

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$—	$—	$—	$455	$172
Multi-family	2,524	14,755	216	14,533	15,612
Non-owner occupied	4,664	8,460	21,531	3,281	9,417

Commercial real estate — investor	$7,188	$23,215	$21,747	$18,269	$25,201

1-4 family construction	$327	$987	$579	$449	$1,088
All other construction	352	967	241	348	1,199

Real estate construction	$679	$1,954	$820	$797	$2,287

Potential problem loans by type:
Commercial and industrial	$109,027	$113,669	$112,947	$127,382	$127,367
Commercial real estate — owner occupied	64,785	56,789	61,256	75,074	93,098
Lease financing	3,065	1,784	207	279	251

Commercial and business lending	176,877	172,242	174,410	202,735	220,716
Commercial real estate — investor	34,790	52,429	87,526	89,342	101,775
Real estate construction	4,870	5,263	7,540	9,184	10,040

Commercial real estate lending	39,660	57,692	95,066	98,526	111,815

Total commercial	216,537	229,934	269,476	301,261	332,531
Home equity revolving lines of credit	310	303	170	308	450
Home equity loans first liens	—	—	—	—	—
Home equity loans junior liens	741	1,810	2,067	2,307	2,871

Home equity	1,051	2,113	2,237	2,615	3,321
Installment	—	50	67	83	99
Residential mortgage	2,091	3,312	5,342	5,917	7,882

Total consumer	3,142	5,475	7,646	8,615	11,302

Total potential problem loans	$219,679	$235,409	$277,122	$309,876	$343,833

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

Nonaccrual loans were $178 million at March 31, 2014, compared to $225 million at March 31, 2013 and $185 million at December 31, 2013. Total nonaccrual loans were down $47 million (21%) since March 31, 2013, and decreased $7 million (4%) from December 31, 2013. The ratio of nonaccrual loans to total loans was 1.08% at March 31, 2014, compared to 1.45% at March 31, 2013 and 1.17% at December 31, 2013. The Corporation’s allowance for loan losses to nonaccrual loans was 151% at March 31, 2014, up from 127% at March 31, 2013 and 145% at December 31, 2013, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2014, accruing loans 90 days or more past due totaled $1 million down from $6 million at March 31, 2013 and $2 million at December 31, 2013.

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

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for credit losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At March 31, 2014, potential problem loans totaled $220 million, compared to $344 million at March 31, 2013 and $235 million at December 31, 2013, respectively.

Other Real Estate Owned: Other real estate owned was $19 million at March 31, 2014, compared to $35 million at March 31, 2013 and $18 million at December 31, 2013, respectively. Write-downs on other real estate owned were relatively unchanged at $1 million for the first three months of 2014 and 2013, and $4 million for the full year 2013. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At March 31, 2014, the Corporation was in compliance with its internal liquidity objectives.

While core deposits and loan and investment securities repayments are principal sources of liquidity, funding diversification is another key element of liquidity management. Diversity is achieved by strategically varying depositor type, term, funding market, and instrument. The Parent Company and its subsidiary bank are rated by Moody’s, Standard and Poor’s (“S&P”), and Dominion Bond Rating Service (“DBRS”). Credit ratings by these nationally recognized statistical rating agencies are an important component of the Corporation’s liquidity profile. Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The senior credit ratings of the Parent Company and its subsidiary bank are displayed below.

March 31, 2014
	Moody’s	S&P	DBRS
Bank short-term	P2	—	R2H
Bank long-term	A3	BBB+	BBBH
Corporation short-term	P2	—	R2M
Corporation long-term	Baa1	BBB	BBB
Outlook	Stable	Stable	POS

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. On April 4, 2014, the Parent Company filed a shelf registration with the SEC. Pending effectiveness, the Parent Company may, from time to time, offer shares of the Corporation’s common stock under the shelf registration statement at the time of our acquisition of businesses, assets or securities of other companies. The Parent Company has filed shelf registration statements, under which the Parent Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, $84 million was outstanding at March 31, 2014.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $23 million during the first three months of 2014 from subsidiaries.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank ($2.7 billion of Federal Home Loan Bank advances were outstanding at March 31, 2014). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2014, the majority of investment securities are classified as available for sale, with a only a portion of municipal securities (less than 25%) classified as held to maturity. Of the $5.5 billion investment securities portfolio at March 31, 2014, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $1.9 billion could be pledged or sold to enhance liquidity, if necessary.

For the three months ended March 31, 2014, net cash provided by operating activities and financing activities was $73 million and $536 million, respectively, while net cash used in investing activities was $588 million, for a net increase in cash and cash equivalents of $21 million since year-end 2013. During the first three months of 2014, loans increased $545 million and investment securities increased $46 million. On the funding side, deposits increased $243 million and short-term funding increased $507 million, while long-term funding decreased $155 million.

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

The resulting simulations for March 31, 2014, and December 31, 2013 projected that net interest income would increase by approximately 1.3% and 0.4%, respectively, if rates rose instantaneously by a 100 bp shock and projected that net interest income would increase by approximately 2.8% and 0.9%, respectively, if rates rose instantaneously by a 200 bp shock. As of March 31, 2014, the simulations of earnings results were within the limits of the Corporation’s interest rate risk policy.

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

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation assumption set. These potentially mitigating factors include future balance sheet growth, changes in yield curve relationships, and changing product spreads. As of March 31, 2014, the projected changes for the market value of equity were within the limits of the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2014, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at March 31, 2014, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$1,103,394	$324,843	$185,421	$10,989	$1,624,647
Short-term funding	1,247,906	—	—	—	1,247,906
Long-term funding	4	431,752	2,500,062	222	2,932,040
Operating leases	10,699	21,505	17,759	33,206	83,169
Commitments to extend credit	3,679,751	1,522,611	1,000,404	164,365	6,367,131

Total	$6,041,754	$2,300,711	$3,703,646	$208,782	$12,254,893

Capital

Stockholders’ equity at March 31, 2014 was $2.9 billion, up slightly ($10 million) from December 31, 2013. At March 31, 2014, stockholders’ equity included $12 million of accumulated other comprehensive loss compared to $24 million of accumulated other comprehensive loss at December 31, 2013. Cash dividends of $0.09 per share were paid in the first quarter of 2014 and $0.08 per share were paid in the first quarter of 2013. The ratio of total stockholders’ equity to assets was 11.69% and 11.93% at March 31, 2014 and December 31, 2013, respectively.

On July 23, 2013, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $120 million of common stock, of which, $56 million remained available to repurchase as of March 31, 2014. On March 18, 2014, the Board of Directors also authorized the repurchase of up to an additional $120 million of common stock, which is in addition to the $56 million remaining under the July 2013 common stock repurchase authorization. During the first quarter of 2014, 2.3 million shares were repurchased for $39 million (or an average cost per common share of $17.20), while during the full year 2013, 7.7 million shares were repurchased for $120 million (or an average cost per common share of $15.57). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation totaling approximately $3 million (182,331 shares at an average cost per common share of $17.05) during the first quarter of 2014, relatively unchanged from the minimum tax withholding settlements on equity compensation totaling approximately $3 million (239,215 shares at an average cost per common share of $14.00) for the full year 2013. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the first quarter of 2014. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total stockholders’ equity	$2,901,024	$2,891,290	$2,872,282	$2,876,976	$2,936,265
Tangible stockholders’ equity (1)	1,961,663	1,950,938	1,930,919	1,934,603	1,992,881
Tier 1 capital (2)	1,973,240	1,975,182	1,966,797	1,957,146	1,944,682
Tier 1 common equity (3)	1,912,083	1,913,320	1,904,060	1,893,875	1,881,410
Tangible common equity (1)	1,900,505	1,889,076	1,868,182	1,871,331	1,929,609
Total risk-based capital (2)	2,187,637	2,184,884	2,198,219	2,190,127	2,173,859
Tangible assets (1)	23,866,836	23,286,568	22,747,312	22,674,571	22,334,384
Risk weighted assets (2)	17,075,004	16,694,148	16,358,823	16,479,374	16,162,689
Market capitalization	2,907,877	2,829,640	2,545,053	2,578,765	2,546,953

Book value per common share	$17.64	$17.40	$17.10	$16.97	$17.13
Tangible book value per common share	11.80	11.62	11.37	11.28	11.51
Cash dividend per common share	0.09	0.09	0.08	0.08	0.08
Stock price at end of period	18.06	17.40	15.49	15.55	15.19
Low closing price for the period	15.58	15.34	15.29	13.81	13.46
High closing price for the period	18.35	17.56	17.60	15.69	15.30

Total stockholders’ equity / assets	11.69%	11.93%	12.13%	12.18%	12.61%
Tangible common equity / tangible assets (1)	7.96	8.11	8.21	8.25	8.64
Tangible stockholders’ equity / tangible assets (1)	8.22	8.38	8.49	8.53	8.92
Tier 1 common equity / risk-weighted assets (3)	11.20	11.46	11.64	11.49	11.64
Tier 1 leverage ratio (2)	8.46	8.70	8.76	8.73	8.78
Tier 1 risk-based capital ratio (2)	11.56	11.83	12.02	11.88	12.03
Total risk-based capital ratio (2)	12.81	13.09	13.44	13.29	13.45

Common shares outstanding (period end)	161,012	162,623	164,303	165,837	167,673
Basic common shares outstanding (average)	161,467	162,611	164,954	166,605	168,234
Diluted common shares outstanding (average)	162,188	163,235	165,443	166,748	168,404

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.
(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.
(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Summary of Operations:
Net interest income	$164,973	$167,199	$160,509	$160,182	$157,653
Provision for credit losses	5,000	2,300	(800)	5,300	3,300
Noninterest income
Trust service fees	11,711	11,938	11,380	11,405	10,910
Service charges on deposit accounts	16,400	17,330	18,407	17,443	16,829
Card-based and other nondeposit fees	12,509	12,684	12,688	12,591	11,950
Insurance commissions	12,317	11,274	11,356	9,631	11,763
Brokerage and annuity commissions	4,033	3,881	3,792	3,688	3,516

Total core fee-based revenue	56,970	57,107	57,623	54,758	54,968
Mortgage banking, net	6,361	8,277	3,542	19,263	17,765
Capital market fees, net	2,322	2,771	2,652	5,074	2,583
BOLI income	4,320	2,787	2,817	3,281	2,970
Asset gains (losses), net	728	2,687	1,934	(44)	836
Investment securities gains (losses), net	378	(18)	248	34	300
Other	2,442	2,262	2,100	1,944	2,578

Total noninterest income	73,521	75,873	70,916	84,310	82,000
Noninterest expense
Personnel expense	97,698	101,215	98,102	99,791	97,907
Occupancy	15,560	14,684	14,758	14,305	15,662
Equipment	6,276	6,509	6,213	6,462	6,167
Technology	12,724	12,963	12,323	12,651	11,508
Business development and advertising	5,062	7,834	5,947	5,028	4,537
Other intangible amortization	991	1,011	1,010	1,011	1,011
Loan expense	2,787	3,677	3,157	3,044	3,284
Legal and professional fees	4,188	5,916	3,482	5,483	5,345
Losses other than loans	544	1,559	(600)	499	384
Foreclosure / OREO expense	1,896	2,829	2,515	2,302	2,422
FDIC expense	5,001	4,879	4,755	4,395	5,432
Other	14,931	16,091	13,509	13,725	13,956

Total noninterest expense	167,658	179,167	165,171	168,696	167,615
Income tax expense	20,637	13,847	21,396	22,608	21,350

Net income	45,199	47,758	45,658	47,888	47,388
Preferred stock dividends	1,244	1,273	1,285	1,300	1,300

Net income available to common equity	$43,955	$46,485	$44,373	$46,588	$46,088

Taxable equivalent net interest income	$169,629	$172,237	$165,457	$165,178	$162,743
Net interest margin	3.12%	3.23%	3.13%	3.16%	3.17%
Effective tax rate	31.35%	22.48%	31.91%	32.07%	31.06%
Average Balances:
Assets	$24,213,213	$23,558,725	$23,313,577	$23,306,220	$23,038,708
Earning assets	21,892,503	21,242,065	21,039,467	20,951,244	20,680,919
Interest-bearing liabilities	16,962,190	16,135,174	16,010,930	15,988,021	15,719,383
Loans	16,164,617	15,748,284	15,724,365	15,727,807	15,448,152
Deposits	16,990,272	17,881,531	17,609,819	17,105,078	17,146,384
Short and long-term funding	4,138,223	2,606,958	2,665,415	3,074,647	2,758,923
Stockholders’ equity	$2,888,768	$2,872,638	$2,862,890	$2,920,994	$2,913,499

Sequential Quarter Results

The Corporation recorded net income of $45 million for the three months ended March 31, 2014, compared to net income of $48 million for the three months ended December 31, 2013. Net income available to common equity was $44 million for the first quarter of 2014, or net income of $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2013, was $46 million, or net income of $0.28 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the first quarter of 2014 was $170 million, $3 million lower than the fourth quarter of 2013, due to lower interest recoveries and the day count difference between quarters. The Federal funds target rate was unchanged for both quarters. The net interest margin in the first quarter of 2014 was down 11 bp, to 3.12%. Average earning assets increased $650 million to $21.9 billion in the first quarter of 2014, with average loans up $416 million and average investments and other short-term investments up $234 million. On the funding side, average short and long-term funding was up $1.5 billion (primarily long-term FHLB advances), while average interest-bearing deposits were down $704 million (primarily money market deposits).

The Corporation reported another quarter of improving credit quality with nonaccrual loans of $178 million (1.08% of total loans) at March 31, 2014, down from $185 million (1.17% of total loans) at December 31, 2013 (see Table 8). Potential problem loans declined to $220 million, down $16 million from the fourth quarter of 2013. The provision for credit losses for the first quarter of 2014 was $5 million, compared to $2 million in the fourth quarter of 2013 (see Table 7). Annualized net charge offs represented 0.14% of average loans for both the first quarter of 2014 and the fourth quarter of 2013. The allowance for loan losses to loans at March 31, 2014 was 1.63%, compared to 1.69% at December 31, 2013 (see Table 8). See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the first quarter of 2014 decreased $2 million (3%) to $74 million versus the fourth quarter of 2013. Net asset gains decreased $2 million primarily due to the sale of four branches in the fourth of 2013. Net mortgage banking income was $6 million, down $2 million (23%) from the fourth quarter of 2013, predominantly due to a decline in the gain on sales of mortgage loans. Bank owned life insurance income increased $2 million primarily due to the death benefits received during the first quarter of 2014.

On a sequential quarter basis, noninterest expense decreased $12 million (6%) to $168 million in the first quarter of 2014. Personnel expense decreased $4 million due to a reduction in full-time equivalent (FTE) employees. Business development and advertising was down $3 million mainly due to the fall advertising related to the brand campaign. Legal and professional fees decreased by $2 million due to a decrease in consultant costs. Losses other than loans decreased $1 million primarily due to a more favorable than expected resolution of a few litigation matters. All remaining noninterest expense categories on a combined basis were down $2 million (4%).

For the first quarter of 2014, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $14 million for the fourth quarter of 2013 as the fourth quarter of 2013 included a $6 million tax benefit related to a settlement of a tax issue and the expiration of various statutes of limitations. The effective tax rate was 31.35% and 22.48% for the first quarter of 2014 and the fourth quarter of 2013, respectively.

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

Recent Developments

On April 22, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.09 per common share, payable on June 16, 2014, to shareholders of record at the close of business on June 2, 2014. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock payable on June 16, 2014, to shareholders of record at the close of business on June 2, 2014. These cash dividends have not been reflected in the accompanying consolidated financial statements.

On April 4, 2014, the Parent Company filed a shelf registration statement. Pending effectiveness, the Parent Company may offer shares of the Corporation’s common stock under the shelf registration statement at the time of our acquisition of businesses, assets or securities of other companies.

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

As of March 31, 2014, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

The following is a description of the Corporation’s material pending legal proceedings.

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013, and the plaintiff has appealed such dismissal to the U.S. Court of Appeals for the Eighth Circuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

In July 2013, the OCC notified the Bank that it was considering imposing a civil money penalty related to the Bank’s past BSA deficiencies which were the subject of a Consent Order. The Consent Order was subsequently terminated in March, 2014. The Bank has responded to such notice, and after considering the Bank’s response, the OCC may impose a civil money penalty related to such deficiencies. The Corporation has also been informed by the OCC that the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) is also considering imposing a civil money penalty related to the same past BSA deficiencies. It is not possible for management to estimate a reasonable range of exposure relating to these potential civil money penalties at this time.

A purported class action lawsuit, Wanda Boone v. Associated Banc-Corp, was filed on April 10, 2014 in the United States District Court for the Eastern District of Wisconsin. The lawsuit claims that loan coordinators employed by the Bank were not compensated for all hours worked, including the payment of overtime, in violation of the Fair Labor Standards Act of 1938 and Wisconsin wage laws. The lawsuit seeks monetary damages and attorneys’ fees. The Corporation intends to vigorously defend the lawsuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time.

Item 1A. Risk Factors

The following risk factor is added to those set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. Except as described below, the material risks and uncertainties that management believes effect the Corporation have not changed materially from those described in the Form 10-K.

Acquisitions may be delayed, impeded, or prohibited by regulatory authorities due to regulatory issues. Acquisitions by the Corporation, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). These regulatory approvals could be delayed, impeded, or denied due to existing or new regulatory issues the Corporation has, or may have, with regulatory agencies, including, without limitation, issues related to AML/BSA compliance, fair lending laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act (CRA) issues, and other similar laws and regulations. Problems with acquisitions due to such issues could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the first quarter of 2014. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2014 — January 31, 2014	1,623,188	$17.13	1,623,188	—
February 1, 2014 — February 28, 2014	128,258	17.13	128,258	—
March 1, 2014 — March 31, 2014	521,519	17.43	521,519	—

Total	2,272,965	$17.20	2,272,965	9,740,301

(a)	During the first quarter of 2014, the Corporation repurchased 182,331 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On July 23, 2013, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $120 million of common stock, of which, $56 million remained available to repurchase as of March 31, 2014. On March 18, 2014, the Board of Directors also authorized the repurchase of up to an additional $120 million of common stock, which is in addition to the $56 million remaining under the July 2013 common stock repurchase authorization. Using the closing stock price on March 31, 2014 of $18.06, a total of approximately 9.7 million common shares remained available to be repurchased under both authorizations as of March 31, 2014.

ITEM 6. Exhibits

(a)	Exhibits:

Exhibit (11), Statement regarding computation of per-share earnings. See Note 3 of the notes to consolidated financial statements in Part I Item 1.

Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer, is attached hereto.

Exhibit (31.2), Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer, is attached hereto.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: May 2, 2014	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: May 2, 2014	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer