Form 10-Q
period 2014-06-30
ASSOCIATED BANC-CORP
filed 2014-08-04
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2014, was 154,864,826.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$549,883	$455,482
Interest-bearing deposits in other financial institutions	78,233	126,018
Federal funds sold and securities purchased under agreements to resell	18,135	20,745
Investment securities held to maturity, at amortized cost	246,050	175,210
Investment securities available for sale, at fair value	5,506,379	5,250,585
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	186,247	181,249
Loans held for sale	78,657	64,738
Loans	17,045,052	15,896,261
Allowance for loan losses	(271,851)	(268,315)

Loans, net	16,773,201	15,627,946
Premises and equipment, net	264,735	270,890
Goodwill	929,168	929,168
Other intangible assets, net	70,538	74,464
Trading assets	40,630	43,728
Other assets	985,930	1,006,697

Total assets	$25,727,786	$24,226,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,211,057	$4,626,312
Interest-bearing deposits	13,105,202	12,640,855

Total deposits	17,316,259	17,267,167
Federal funds purchased and securities sold under agreements to repurchase	959,051	475,442
Other short-term funding	1,378,120	265,484
Long-term funding	2,931,809	3,087,267
Trading liabilities	43,311	46,470
Accrued expenses and other liabilities	169,290	193,800

Total liabilities	22,797,840	21,335,630
Stockholders’ equity
Preferred equity	61,024	61,862
Common stock	1,750	1,750
Surplus	1,628,356	1,617,990
Retained earnings	1,432,518	1,392,508
Accumulated other comprehensive income (loss)	10,494	(24,244)
Treasury stock, at cost	(204,196)	(158,576)

Total stockholders’ equity	2,929,946	2,891,290

Total liabilities and stockholders’ equity	$25,727,786	$24,226,920

Preferred shares issued	62,689	63,549
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,012,686	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	13,464,882	10,874,182

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$146,629	$146,896	$290,016	$292,423
Interest and dividends on investment securities
Taxable	26,109	21,446	52,366	43,059
Tax exempt	7,030	6,785	14,001	13,750
Other interest	1,862	1,233	3,311	2,480

Total interest income	181,630	176,360	359,694	351,712
INTEREST EXPENSE
Interest on deposits	6,195	7,769	12,354	16,310
Interest on Federal funds purchased and securities sold under agreements to repurchase	306	333	611	743
Interest on other short-term funding	280	525	396	857
Interest on long-term funding	6,146	7,551	12,657	15,967

Total interest expense	12,927	16,178	26,018	33,877

NET INTEREST INCOME	168,703	160,182	333,676	317,835
Provision for credit losses	5,000	5,300	10,000	8,600

Net interest income after provision for credit losses	163,703	154,882	323,676	309,235
NONINTEREST INCOME
Trust service fees	12,017	11,405	23,728	22,315
Service charges on deposit accounts	17,412	17,443	33,812	34,272
Card-based and other nondeposit fees	12,577	12,591	25,086	24,541
Insurance commissions	13,651	9,631	25,968	21,394
Brokerage and annuity commissions	4,520	3,688	8,553	7,204
Mortgage banking, net	5,362	19,263	11,723	37,028
Capital market fees, net	2,099	5,074	4,421	7,657
Bank owned life insurance income	3,011	3,281	7,331	6,251
Asset gains (losses), net	899	(44)	1,627	792
Investment securities gains, net	34	34	412	334
Other	665	1,944	3,107	4,522

Total noninterest income	72,247	84,310	145,768	166,310
NONINTEREST EXPENSE
Personnel expense	97,793	99,791	195,491	197,698
Occupancy	13,785	14,305	29,345	29,967
Equipment	6,227	6,462	12,503	12,629
Technology	14,594	12,651	27,318	24,159
Business development and advertising	5,077	5,028	10,139	9,565
Other intangible asset amortization	991	1,011	1,982	2,022
Loan expense	3,620	3,044	6,407	6,328
Legal and professional fees	4,436	5,483	8,624	10,828
Losses other than loans	381	499	925	883
Foreclosure / OREO expense	1,575	2,302	3,471	4,724
FDIC expense	4,945	4,395	9,946	9,827
Other	14,501	13,725	29,432	27,681

Total noninterest expense	167,925	168,696	335,583	336,311

Income before income taxes	68,025	70,496	133,861	139,234
Income tax expense	21,660	22,608	42,297	43,958

Net income	46,365	47,888	91,564	95,276
Preferred stock dividends	1,278	1,300	2,522	2,600

Net income available to common equity	$45,087	$46,588	$89,042	$92,676

Earnings per common share:
Basic	$0.28	$0.28	$0.55	$0.55
Diluted	$0.28	$0.28	$0.55	$0.55
Average common shares outstanding:
Basic	159,940	166,605	160,699	167,415
Diluted	160,838	166,748	161,513	167,552

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Thousands)
Net income	$46,365	$47,888	$91,564	$95,276
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	35,557	(111,829)	56,184	(121,760)
Reclassification adjustment for net gains realized in net income	(34)	(34)	(412)	(334)
Income tax (expense) benefit	(13,655)	43,188	(21,441)	47,138

Other comprehensive income (loss) on investment securities available for sale	21,868	(68,675)	34,331	(74,956)
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	15	17	30	35
Amortization of actuarial losses	316	1,073	632	2,145
Income tax expense	(128)	(421)	(255)	(842)

Other comprehensive income on pension and postretirement obligations	203	669	407	1,338

Total other comprehensive income (loss)	22,071	(68,006)	34,738	(73,618)

Comprehensive income (loss)	$68,436	$(20,118)	$126,302	$21,658

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2012	$63,272	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399
Comprehensive income:
Net income	—	—	—	95,276	—	—	95,276
Other comprehensive loss	—	—	—	—	(73,618)	—	(73,618)

Comprehensive income							21,658

Common stock issued:
Stock-based compensation plans, net	—	—	387	(16,793)	—	20,401	3,995
Purchase of treasury stock	—	—	—	—	—	(63,239)	(63,239)
Cash dividends:
Common stock, $0.16 per share	—	—	—	(26,957)	—	—	(26,957)
Preferred stock	—	—	—	(2,600)	—	—	(2,600)
Stock-based compensation expense, net	—	—	7,571	—	—	—	7,571
Tax benefit of stock options	—	—	149	—	—	—	149

Balance, June 30, 2013	$63,272	$1,750	$1,610,243	$1,330,737	$(25,015)	$(104,011)	$2,876,976

Balance, December 31, 2013	$61,862	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290
Comprehensive income:
Net income	—	—	—	91,564	—	—	91,564
Other comprehensive income	—	—	—	—	34,738	—	34,738

Comprehensive income							126,302

Common stock issued:
Stock-based compensation plans, net	—	—	1,071	(19,735)	—	27,027	8,363
Purchase of treasury stock	—	—	—	—	—	(72,647)	(72,647)
Cash dividends:
Common stock, $0.18 per share	—	—	—	(29,175)	—	—	(29,175)
Preferred stock	—	—	—	(2,522)	—	—	(2,522)
Purchase of preferred stock	(838)	—	—	(122)	—	—	(960)
Stock-based compensation expense, net	—	—	8,468	—	—	—	8,468
Tax benefit of stock options	—	—	827	—	—	—	827

Balance, June 30, 2014	$61,024	$1,750	$1,628,356	$1,432,518	$10,494	$(204,196)	$2,929,946

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,564	$95,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,000	8,600
Depreciation and amortization	25,834	24,016
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	119	(13,282)
Amortization of mortgage servicing rights	5,545	9,191
Amortization of other intangible assets	1,982	2,022
Amortization and accretion on earning assets, funding, and other, net	13,788	26,294
Tax impact of stock based compensation	827	149
Gain on sales of investment securities, net	(412)	(334)
Gain on sales of assets and impairment write-downs, net	(1,627)	(792)
Gain on mortgage banking activities, net	(8,169)	(14,808)
Mortgage loans originated and acquired for sale	(479,449)	(1,463,808)
Proceeds from sales of mortgage loans held for sale	478,688	1,525,083
Pension contributions	—	(10,000)
Increase in interest receivable	(1,617)	(2,581)
Decrease in interest payable	(880)	(1,177)
Net change in other assets and other liabilities	(19,677)	9,312

Net cash provided by operating activities	116,516	193,161

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,166,685)	(392,504)
Purchases of:
Available for sale securities	(673,073)	(911,453)
Premises, equipment, and software, net of disposals	(19,365)	(31,548)
FHLB stock	(4,997)	(28,399)
Held to maturity securities	(70,581)	(36,181)
Other assets	(461)	(884)
Proceeds from:
Sales of available for sale securities	80,362	64,055
Prepayments, calls, and maturities of available for sale securities	373,692	775,952
Prepayments, calls, and maturities of held to maturity securities	5,670	—
FHLB stock	—	14,399
Prepayments, calls, and maturities of other assets	17,913	21,100
Sales of loans originated for investment	—	12,172

Net cash used in investing activities	(1,457,525)	(513,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	49,092	192,571
Net increase in short-term funding	1,596,245	437,561
Repayment of long-term funding	(155,018)	(400,110)
Purchase of preferred stock	(960)	—
Cash dividends on common stock	(29,175)	(26,957)
Cash dividends on preferred stock	(2,522)	(2,600)
Purchase of treasury stock	(72,647)	(63,239)

Net cash provided by financing activities	1,385,015	137,226

Net increase (decrease) in cash and cash equivalents	44,006	(182,904)
Cash and cash equivalents at beginning of period	602,245	737,873

Cash and cash equivalents at end of period	$646,251	$554,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,971	$34,997
Cash paid for income taxes	38,667	20,419
Loans and bank premises transferred to other real estate owned	12,049	14,716
Capitalized mortgage servicing rights	3,720	11,367

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

NOTE 3: Earnings Per Common Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock, and outstanding stock warrants). Presented below are the calculations for basic and diluted earnings per common share.

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(In Thousands, except per share data)
Net income	$46,365	$47,888	$91,564	$95,276
Preferred stock dividends	(1,278)	(1,300)	(2,522)	(2,600)

Net income available to common equity	$45,087	$46,588	$89,042	$92,676

Common shareholder dividends	(14,393)	(13,305)	(28,881)	(26,682)
Dividends on unvested share-based payment awards	(143)	(168)	(294)	(275)

Undistributed earnings	$30,551	$33,115	$59,867	$65,719

Undistributed earnings allocated to common shareholders	30,247	32,864	59,375	65,239
Undistributed earnings allocated to unvested share-based payment awards	304	251	492	480

Undistributed earnings	$30,551	$33,115	$59,867	$65,719

Basic
Distributed earnings to common shareholders	$14,393	$13,305	$28,881	$26,682
Undistributed earnings allocated to common shareholders	30,247	32,864	59,375	65,239

Total common shareholders earnings, basic	$44,640	$46,169	$88,256	$91,921

Diluted
Distributed earnings to common shareholders	$14,393	$13,305	$28,881	$26,682
Undistributed earnings allocated to common shareholders	30,247	32,864	59,375	65,239

Total common shareholders earnings, diluted	$44,640	$46,169	$88,256	$91,921

Weighted average common shares outstanding	159,940	166,605	160,699	167,415
Effect of dilutive common stock awards	898	143	814	137

Diluted weighted average common shares outstanding	160,838	166,748	161,513	167,552
Basic earnings per common share	$0.28	$0.28	$0.55	$0.55

Diluted earnings per common share	$0.28	$0.28	$0.55	$0.55

Options to purchase approximately 3 million and 2 million shares were outstanding for the three and six months ended June 30, 2014, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 3 million shares were outstanding for both the three and six months ended June 30, 2013, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

At June 30, 2014, the Corporation had one stock-based compensation plan, the 2013 Incentive Compensation Plan. All stock options granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date.

The Corporation may issue restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”). The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions primarily lapse over three or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals, total shareholder return, and continued employment or meeting the requirements for retirement.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first six months of 2014 and full year 2013.

	2014	2013
Dividend yield	2.00%	2.00%
Risk-free interest rate	2.00%	0.99%
Weighted average expected volatility	20.00%	34.35%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$3.00	$3.80

The Corporation is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. The plan provides that restricted common stock and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirements meet the early retirement or normal retirement definitions under the plan (“retirement eligible colleagues”).

A summary of the Corporation’s stock option activity for the year ended December 31, 2013 and for the six months ended June 30, 2014, is presented below.

			Weighted Average	Aggregate Intrinsic
		Weighted Average	Remaining	Value
Stock Options	Shares	Exercise Price	Contractual Term	(000s)
Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	14.02
Exercised	(642,202)	13.43
Forfeited or expired	(985,092)	21.49

Outstanding at December 31, 2013	8,034,243	$18.37	6.03	$20,838

Options exercisable at December 31, 2013	4,923,720	$21.48	4.62	8,580

Outstanding at December 31, 2013	8,034,243	$18.37
Granted	1,389,452	17.45
Exercised	(554,339)	13.76
Forfeited or expired	(511,411)	25.19

Outstanding at June 30, 2014	8,357,945	$18.11	6.40	$22,723

Options exercisable at June 30, 2014	5,434,125	$19.61	5.10	14,646

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2013, and for the six months ended June 30, 2014.

		Weighted Average
Stock Options	Shares	Grant Date Fair Value
Nonvested at December 31, 2012	4,036,595	$5.11
Granted	1,020,979	3.80
Vested	(1,680,981)	5.10
Forfeited	(266,070)	5.05

Nonvested at December 31, 2013	3,110,523	$4.69

Granted	1,389,452	3.00
Vested	(1,476,283)	4.95
Forfeited	(99,872)	4.44

Nonvested at June 30, 2014	2,923,820	$3.76

For both the six months ended June 30, 2014 and the year ended December 31, 2013, the intrinsic value of stock options exercised was $2 million. The total fair value of stock options that vested was $7 million for the first six months of 2014 and $9 million for the year ended December 31, 2013. For the six months ended June 30, 2014 and 2013, the Corporation recognized compensation expense for the vesting of stock options of $3 million and $4 million, respectively. For the full year 2013, the Corporation recognized compensation expense of $8 million for the vesting of stock options. Included in compensation expense for 2014 was approximately $250,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At June 30, 2014, the Corporation had $8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.

The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2013, and for the six months ended June 30, 2014.

		Weighted Average
Restricted Stock	Shares	Grant Date Fair Value
Outstanding at December 31, 2012	932,425	$13.60
Granted	1,276,868	14.03
Vested	(626,480)	13.68
Forfeited	(71,048)	13.92

Outstanding at December 31, 2013	1,511,765	$13.92

Granted	1,135,580	17.41
Vested	(518,017)	14.10
Forfeited	(68,333)	14.62

Outstanding at June 30, 2014	2,060,995	$15.77

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 to executive officers will vest ratably over a three year period, while restricted stock awards granted during 2014 will vest ratably over a four year period. Restricted stock awards granted to non-executives during 2014 and 2013 will vest ratably over a four year period. Expense for restricted stock awards of approximately $5 million and $4 million was recognized for the six months ended June 30, 2014 and 2013, respectively. The Corporation recognized approximately $7 million of expense for restricted stock awards for the full year 2013. Included in compensation expense for 2014 was approximately $950,000 of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $27 million of unrecognized compensation costs related to restricted stock awards at June 30, 2014 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.

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

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

		Gross	Gross
	Amortized	unrealized	unrealized
June 30, 2014:	cost	gains	losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,000	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	626,798	27,344	(102)	654,040
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,852,274	69,798	(40,151)	3,881,921
Private-label	2,597	18	(1)	2,614
GNMA commercial mortgage-related securities	961,507	2,516	(23,681)	940,342
Asset-backed securities (1)	19,396	—	(1)	19,395
Other securities (debt and equity)	7,026	41	—	7,067

Total investment securities available for sale	$5,470,598	$99,717	$(63,936)	$5,506,379

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$246,050	$4,645	$(1,466)	$249,229

Total investment securities held to maturity	$246,050	$4,645	$(1,466)	$249,229

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

		Gross	Gross
	Amortized	unrealized	unrealized
December 31, 2013:	cost	gains	losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	653,758	23,855	(1,533)	676,080
Residential mortgage-related securities:
GSE	3,855,467	61,542	(78,579)	3,838,430
Private-label	3,035	16	(37)	3,014
GNMA commercial mortgage-related securities	673,555	1,764	(27,842)	647,477
Asset-backed securities (1)	23,049	10	—	23,059
Other securities (debt and equity)	60,711	855	(43)	61,523

Total investment securities available for sale	$5,270,576	$88,043	$(108,034)	$5,250,585

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$175,210	$401	$(5,722)	$169,889

Total investment securities held to maturity	$175,210	$401	$(5,722)	$169,889

The amortized cost and fair values of investment securities available for sale and held to maturity at June 30, 2014, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$22,819	$23,062	$500	$501
Due after one year through five years	227,162	238,489	229	230
Due after five years through ten years	375,089	390,394	94,136	94,505
Due after ten years	9,736	10,112	151,185	153,993

Total debt securities	634,806	662,057	246,050	249,229
Residential mortgage-related securities:
GSE	3,852,274	3,881,921	—	—
Private-label	2,597	2,614	—	—
GNMA commercial mortgage-related securities	961,507	940,342	—	—
Asset-backed securities	19,396	19,395	—	—
Equity securities	18	50	—	—

Total investment securities	$5,470,598	$5,506,379	$246,050	$249,229

Ratio of Fair Value to Amortized Cost		100.7%		101.3%

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014.

	Less than 12 months			12 months or more			Total
	Number of	Unrealized	Fair	Number of	Unrealized	Fair	Unrealized	Fair
June 30, 2014:	Securities	Losses	Value	Securities	Losses	Value	Losses	Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	13	$(11)	$5,281	21	$(91)	$9,066	$(102)	$14,347
Residential mortgage-related securities:
GSE	8	(131)	47,505	63	(40,020)	1,452,736	(40,151)	1,500,241
Private-label	—	—	—	2	(1)	34	(1)	34
GNMA commercial mortgage-related securities	9	(1,081)	216,723	15	(22,600)	396,357	(23,681)	613,080
Asset backed securities	2	(1)	19,395	—	—	—	(1)	19,395

Total		$(1,224)	$288,904		$(62,712)	$1,858,193	$(63,936)	$2,147,097

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	44	$(168)	$19,880	132	$(1,298)	$59,720	$(1,466)	$79,600

Total		$(168)	$19,880		$(1,298)	$59,720	$(1,466)	$79,600

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

		Less than 12 months			12 months or more		Total
	Number			Number
	of	Unrealized		of	Unrealized		Unrealized
December 31, 2013:	Securities	Losses	Fair Value	Securities	Losses	Fair Value	Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	113	$(1,525)	$47,044	1	$(8)	$273	$(1,533)	$47,317
Residential mortgage-related securities:
GSE	106	(57,393)	1,887,784	15	(21,186)	421,082	(78,579)	2,308,866
Private-label	2	(37)	2,105	1	—	35	(37)	2,140
GNMA commercial mortgage-related securities	19	(23,854)	443,462	1	(3,988)	45,950	(27,842)	489,412
Other debt securities	5	(43)	6,452	—	—	—	(43)	6,452

Total		$(82,852)	$2,386,847		$(25,182)	$467,340	$(108,034)	$2,854,187

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	298	$(5,339)	$124,435	10	$(383)	$5,010	$(5,722)	$129,445

Total		$(5,339)	$124,435		$(383)	$5,010	$(5,722)	$129,445

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at June 30, 2014 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to private-label residential mortgage-related securities as well as residential mortgage-related securities issued by government-sponsored enterprises such as the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage-related securities relate to securities issued by GNMA. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The improvement in the unrealized loss position of the investment securities portfolio was due to a reduction in the overall level of interest rates from December 31, 2013 to June 30, 2014, as well as spread compression on mortgage-related and municipal securities, which increased the fair value of investment securities.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for the year ended December 31, 2013 and the six months ended June 30, 2014, respectively.

	Private-label
	Mortgage- Related	Trust Preferred
	Securities	Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)
Reduction due to credit impaired securities sold	532	57	589

Balance of credit-related other-than-temporary impairment at December 31, 2013	$—	$(6,279)	$(6,279)
Reduction due to credit impaired securities sold	—	4,279	4,279

Balance of credit-related other-than-temporary impairment at June 30, 2014	$—	$(2,000)	$(2,000)

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $115 million at June 30, 2014 and $110 million at December 31, 2013 and Federal Reserve Bank stock of $71 million at both June 30, 2014 and December 31, 2013.

The Corporation reviewed these securities for impairment, including but not limited to, consideration of operating performance, the severity and duration of market value declines, as well as its liquidity and funding position. After evaluating all of these considerations, the Corporation believes the cost of these investments will be recovered and no impairment has been recorded on these securities during 2013 or the first six months of 2014.

NOTE 6: Loans, Allowance for Credit Losses, and Credit Quality

The period end loan composition was as follows.

	June 30,	December 31,
	2014	2013
	($ in Thousands)
Commercial and industrial	$5,616,205	$4,822,680
Commercial real estate—owner occupied	1,070,463	1,114,715
Lease financing	51,873	55,483

Commercial and business lending	6,738,541	5,992,878
Commercial real estate—investor	2,990,732	2,939,456
Real estate construction	1,000,421	896,248

Commercial real estate lending	3,991,153	3,835,704

Total commercial	10,729,694	9,828,582
Home equity	1,713,372	1,825,014
Installment and credit cards	469,203	407,074
Residential mortgage	4,132,783	3,835,591

Total consumer	6,315,358	6,067,679

Total loans	$17,045,052	$15,896,261

A summary of the changes in the allowance for credit losses was as follows.

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$268,315	$297,409
Provision for loan losses	11,500	10,000
Charge offs	(20,468)	(88,061)
Recoveries	12,504	48,967

Net charge offs	(7,964)	(39,094)

Balance at end of period	$271,851	$268,315

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900	$21,800
Provision for unfunded commitments	(1,500)	100

Balance at end of period	$20,400	$21,900

Allowance for Credit Losses	$292,251	$290,215

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

A summary of the changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315
Provision for loan losses	18,684	1,638	674	(6,232)	(3,092)	133	(628)	323	11,500
Charge offs	(7,912)	(437)	(29)	(775)	(1,232)	(7,056)	(690)	(2,337)	(20,468)
Recoveries	6,564	1,111	—	2,045	324	1,833	330	297	12,504

Balance at Jun 30, 2014	$121,837	$21,788	$2,252	$53,194	$19,418	$27,106	$1,428	$24,828	$271,851

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$8,329	$2,524	$620	$3,598	$162	$5	$—	$27	$15,265
Ending balance impaired loans collectively evaluated for impairment	$2,985	$2,312	$3	$3,520	$1,368	$11,668	$282	$11,082	$33,220

Total impaired loans	$11,314	$4,836	$623	$7,118	$1,530	$11,673	$282	$11,109	$48,485
Ending balance all other loans collectively evaluated for impairment	$110,523	$16,952	$1,629	$46,076	$17,888	$15,433	$1,146	$13,719	$223,366

Total	$121,837	$21,788	$2,252	$53,194	$19,418	$27,106	$1,428	$24,828	$271,851

Loans:
Ending balance impaired loans individually evaluated for impairment	$34,371	$24,998	$1,532	$23,958	$4,045	$1,039	$—	$10,069	$100,012
Ending balance impaired loans collectively evaluated for impairment	$35,324	$18,895	$9	$45,935	$4,167	$30,278	$1,956	$57,031	$193,595

Total impaired loans	$69,695	$43,893	$1,541	$69,893	$8,212	$31,317	$1,956	$67,100	$293,607
Ending balance all other loans collectively evaluated for impairment	$5,546,510	$1,026,570	$50,332	$2,920,839	$992,209	$1,682,055	$467,247	$4,065,683	$16,751,445

Total	$5,616,205	$1,070,463	$51,873	$2,990,732	$1,000,421	$1,713,372	$469,203	$4,132,783	$17,045,052

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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	12,930	(1,778)	(1,429)	(2,140)	541	(8,213)	(2,127)	12,216	10,000
Charge offs	(35,146)	(6,474)	(206)	(9,846)	(3,375)	(20,629)	(1,389)	(10,996)	(88,061)
Recoveries	28,865	339	218	6,961	5,511	4,212	1,633	1,228	48,967

Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,994	$1,019	$—	$3,932	$254	$123	$—	$315	$13,637
Ending balance impaired loans collectively evaluated for impairment	$3,923	$1,936	$29	$3,963	$2,162	$13,866	$487	$11,872	$38,238

Total impaired loans	$11,917	$2,955	$29	$7,895	$2,416	$13,989	$487	$12,187	$51,875
Ending balance all other loans collectively evaluated for impairment	$92,584	$16,521	$1,578	$50,261	$21,002	$18,207	$1,929	$14,358	$216,440

Total	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Loans:
Ending balance impaired loans individually evaluated for impairment	$29,343	$24,744	$—	$32,367	$3,777	$929	$—	$10,526	$101,686
Ending balance impaired loans collectively evaluated for impairment	$40,893	$17,929	$69	$50,175	$6,483	$33,871	$1,360	$56,947	$207,727

Total impaired loans	$70,236	$42,673	$69	$82,542	$10,260	$34,800	$1,360	$67,473	$309,413
Ending balance all other loans collectively evaluated for impairment	$4,752,444	$1,072,042	$55,414	$2,856,914	$885,988	$1,790,214	$405,714	$3,768,118	$15,586,848

Total	$4,822,680	$1,114,715	$55,483	$2,939,456	$896,248	$1,825,014	$407,074	$3,835,591	$15,896,261

The following table presents commercial loans by credit quality indicator at June 30, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,230,000	$129,259	$187,251	$69,695	$5,616,205
Commercial real estate—owner occupied	928,380	40,433	57,757	43,893	1,070,463
Lease financing	46,724	1,328	2,280	1,541	51,873

Commercial and business lending	6,205,104	171,020	247,288	115,129	6,738,541
Commercial real estate—investor	2,843,155	45,781	31,903	69,893	2,990,732
Real estate construction	984,294	3,442	4,473	8,212	1,000,421

Commercial real estate lending	3,827,449	49,223	36,376	78,105	3,991,153

Total commercial	$10,032,553	$220,243	$283,664	$193,234	$10,729,694

The following table presents commercial loans by credit quality indicator at December 31, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,485,160	$153,615	$113,669	$70,236	$4,822,680
Commercial real estate—owner occupied	959,849	55,404	56,789	42,673	1,114,715
Lease financing	52,733	897	1,784	69	55,483

Commercial and business lending	5,497,742	209,916	172,242	112,978	5,992,878
Commercial real estate—investor	2,740,255	64,230	52,429	82,542	2,939,456
Real estate construction	877,911	2,814	5,263	10,260	896,248

Commercial real estate lending	3,618,166	67,044	57,692	92,802	3,835,704

Total commercial	$9,115,908	$276,960	$229,934	$205,780	$9,828,582

The following table presents consumer loans by credit quality indicator at June 30, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,670,147	$10,809	$1,099	$31,317	$1,713,372
Installment and credit cards	464,669	1,734	844	1,956	469,203
Residential mortgage	4,056,168	7,070	2,445	67,100	4,132,783

Total consumer	$6,190,984	$19,613	$4,388	$100,373	$6,315,358

The following table presents consumer loans by credit quality indicator at December 31, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,777,421	$10,680	$2,113	$34,800	$1,825,014
Installment	404,514	1,150	50	1,360	407,074
Residential mortgage	3,758,688	6,118	3,312	67,473	3,835,591

Total consumer	$5,940,623	$17,948	$5,475	$103,633	$6,067,679

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

The following table presents loans by past due status at June 30, 2014.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$1,447	$1,072	$289	$2,808	$5,572,551	$5,575,359
Commercial real estate—owner occupied	3,087	3,236	—	6,323	1,032,415	1,038,738
Lease financing	—	556	—	556	49,776	50,332

Commercial and business lending	4,534	4,864	289	9,687	6,654,742	6,664,429
Commercial real estate—investor	772	2,222	—	2,994	2,959,603	2,962,597
Real estate construction	258	—	—	258	993,175	993,433

Commercial real estate lending	1,030	2,222	—	3,252	3,952,778	3,956,030

Total commercial	5,564	7,086	289	12,939	10,607,520	10,620,459
Home equity	8,299	2,510	—	10,809	1,681,690	1,692,499
Installment and credit cards	1,054	680	1,435	3,169	465,263	468,432
Residential mortgage	6,954	116	53	7,123	4,077,313	4,084,436

Total consumer	16,307	3,306	1,488	21,101	6,224,266	6,245,367

Total accruing loans	$21,871	$10,392	$1,777	$34,040	$16,831,786	$16,865,826

Nonaccrual loans
Commercial and industrial	$772	$1,575	$4,775	$7,122	$33,724	$40,846
Commercial real estate—owner occupied	807	184	12,684	13,675	18,050	31,725
Lease financing	—	1,532	9	1,541	—	1,541

Commercial and business lending	1,579	3,291	17,468	22,338	51,774	74,112
Commercial real estate—investor	—	1,238	14,616	15,854	12,281	28,135
Real estate construction	178	51	1,776	2,005	4,983	6,988

Commercial real estate lending	178	1,289	16,392	17,859	17,264	35,123

Total commercial	1,757	4,580	33,860	40,197	69,038	109,235
Home equity	1,631	1,936	10,214	13,781	7,092	20,873
Installment and credit cards	97	40	216	353	418	771
Residential mortgage	3,014	5,440	21,676	30,130	18,217	48,347

Total consumer	4,742	7,416	32,106	44,264	25,727	69,991

Total nonaccrual loans	$6,499	$11,996	$65,966	$84,461	$94,765	$179,226

Total loans
Commercial and industrial	$2,219	$2,647	$5,064	$9,930	$5,606,275	$5,616,205
Commercial real estate—owner occupied	3,894	3,420	12,684	19,998	1,050,465	1,070,463
Lease financing	—	2,088	9	2,097	49,776	51,873

Commercial and business lending	6,113	8,155	17,757	32,025	6,706,516	6,738,541
Commercial real estate—investor	772	3,460	14,616	18,848	2,971,884	2,990,732
Real estate construction	436	51	1,776	2,263	998,158	1,000,421

Commercial real estate lending	1,208	3,511	16,392	21,111	3,970,042	3,991,153

Total commercial	7,321	11,666	34,149	53,136	10,676,558	10,729,694
Home equity	9,930	4,446	10,214	24,590	1,688,782	1,713,372
Installment and credit cards	1,151	720	1,651	3,522	465,681	469,203
Residential mortgage	9,968	5,556	21,729	37,253	4,095,530	4,132,783

Total consumer	21,049	10,722	33,594	65,365	6,249,993	6,315,358

Total loans	$28,370	$22,388	$67,743	$118,501	$16,926,551	$17,045,052

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at June 30, 2014 (the same as the reported balances for the accruing loans noted above).

The following table presents loans by past due status at December 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,390	$3,436	$1,199	$8,025	$4,776,936	$4,784,961
Commercial real estate—owner occupied	1,015	2,091	—	3,106	1,081,945	1,085,051
Lease financing	—	—	—	—	55,414	55,414

Commercial and business lending	4,405	5,527	1,199	11,131	5,914,295	5,925,426
Commercial real estate—investor	9,081	14,134	—	23,215	2,878,645	2,901,860
Real estate construction	836	1,118	—	1,954	887,827	889,781

Commercial real estate lending	9,917	15,252	—	25,169	3,766,472	3,791,641

Total commercial	14,322	20,779	1,199	36,300	9,680,767	9,717,067
Home equity	8,611	2,069	346	11,026	1,788,821	1,799,847
Installment	885	265	637	1,787	404,173	405,960
Residential mortgage	5,253	865	168	6,286	3,781,673	3,787,959

Total consumer	14,749	3,199	1,151	19,099	5,974,667	5,993,766

Total accruing loans	$29,071	$23,978	$2,350	$55,399	$15,655,434	$15,710,833

Nonaccrual loans
Commercial and industrial	$998	$1,764	$9,765	$12,527	$25,192	$37,719
Commercial real estate—owner occupied	2,482	1,724	11,125	15,331	14,333	29,664
Lease financing	—	—	69	69	—	69

Commercial and business lending	3,480	3,488	20,959	27,927	39,525	67,452
Commercial real estate—investor	3,408	899	20,466	24,773	12,823	37,596
Real estate construction	2,376	—	2,267	4,643	1,824	6,467

Commercial real estate lending	5,784	899	22,733	29,416	14,647	44,063

Total commercial	9,264	4,387	43,692	57,343	54,172	111,515
Home equity	1,725	1,635	14,331	17,691	7,476	25,167
Installment	129	24	289	442	672	1,114
Residential mortgage	3,199	3,257	26,201	32,657	14,975	47,632

Total consumer	5,053	4,916	40,821	50,790	23,123	73,913

Total nonaccrual loans	$14,317	$9,303	$84,513	$108,133	$77,295	$185,428

Total loans
Commercial and industrial	$4,388	$5,200	$10,964	$20,552	$4,802,128	$4,822,680
Commercial real estate—owner occupied	3,497	3,815	11,125	18,437	1,096,278	1,114,715
Lease financing	—	—	69	69	55,414	55,483

Commercial and business lending	7,885	9,015	22,158	39,058	5,953,820	5,992,878
Commercial real estate—investor	12,489	15,033	20,466	47,988	2,891,468	2,939,456
Real estate construction	3,212	1,118	2,267	6,597	889,651	896,248

Commercial real estate lending	15,701	16,151	22,733	54,585	3,781,119	3,835,704

Total commercial	23,586	25,166	44,891	93,643	9,734,939	9,828,582
Home equity	10,336	3,704	14,677	28,717	1,796,297	1,825,014
Installment	1,014	289	926	2,229	404,845	407,074
Residential mortgage	8,452	4,122	26,369	38,943	3,796,648	3,835,591

Total consumer	19,802	8,115	41,972	69,889	5,997,790	6,067,679

Total loans	$43,388	$33,281	$86,863	$163,532	$15,732,729	$15,896,261

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2013 (the same as the reported balances for the accruing loans noted above).

The following table presents impaired loans at June 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized(a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$61,673	$68,860	$11,314	$63,375	$574
Commercial real estate—owner occupied	26,477	29,237	4,836	27,144	380
Lease financing	1,541	1,541	623	1,548	—

Commercial and business lending	89,691	99,638	16,773	92,067	954
Commercial real estate—investor	60,614	64,582	7,118	61,367	1,126
Real estate construction	6,407	10,249	1,530	6,847	53

Commercial real estate lending	67,021	74,831	8,648	68,214	1,179

Total commercial	156,712	174,469	25,421	160,281	2,133
Home equity	30,456	34,346	11,673	31,114	704
Installment and credit cards	1,956	2,180	282	2,033	30
Residential mortgage	58,169	62,548	11,109	58,824	888

Total consumer	90,581	99,074	23,064	91,971	1,622

Total loans	$247,293	$273,543	$48,485	$252,252	$3,755

Loans with no related allowance
Commercial and industrial	$8,022	$13,598	$—	$9,749	$9
Commercial real estate—owner occupied	17,416	20,810	—	17,867	35
Lease financing	—	—	—	—	—

Commercial and business lending	25,438	34,408	—	27,616	44
Commercial real estate—investor	9,279	13,400	—	9,406	44
Real estate construction	1,805	2,953	—	2,379	24

Commercial real estate lending	11,084	16,353	—	11,785	68

Total commercial	36,522	50,761	—	39,401	112
Home equity	861	865	—	869	14
Installment and credit cards	—	—	—	—	—
Residential mortgage	8,931	9,050	—	8,971	59

Total consumer	9,792	9,915	—	9,840	73

Total loans	$46,314	$60,676	$—	$49,241	$185

Total
Commercial and industrial	$69,695	$82,458	$11,314	$73,124	$583
Commercial real estate—owner occupied	43,893	50,047	4,836	45,011	415
Lease financing	1,541	1,541	623	1,548	—

Commercial and business lending	115,129	134,046	16,773	119,683	998
Commercial real estate—investor	69,893	77,982	7,118	70,773	1,170
Real estate construction	8,212	13,202	1,530	9,226	77

Commercial real estate lending	78,105	91,184	8,648	79,999	1,247

Total commercial	193,234	225,230	25,421	199,682	2,245
Home equity	31,317	35,211	11,673	31,983	718
Installment and credit cards	1,956	2,180	282	2,033	30
Residential mortgage	67,100	71,598	11,109	67,795	947

Total consumer	100,373	108,989	23,064	101,811	1,695

Total loans(b)	$293,607	$334,219	$48,485	$301,493	$3,940

(a)	Interest income recognized included $3 million of interest income recognized on accruing restructured loans for the six months ended June 30, 2014.
(b)	The fair value mark on impaired loans at June 30, 2014, was 73%. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

The following table presents impaired loans at December 31, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,857	$65,443	$11,917	$61,000	$1,741
Commercial real estate—owner occupied	22,651	25,072	2,955	24,549	995
Lease financing	69	69	29	76	—

Commercial and business lending	80,577	90,584	14,901	85,625	2,736
Commercial real estate—investor	64,647	68,228	7,895	68,776	2,735
Real estate construction	8,815	12,535	2,416	9,796	236

Commercial real estate lending	73,462	80,763	10,311	78,572	2,971

Total commercial	154,039	171,347	25,212	164,197	5,707
Home equity	34,707	40,344	13,989	36,623	1,518
Installment	1,360	1,676	487	1,753	100
Residential mortgage	60,157	69,699	12,187	62,211	1,861

Total consumer	96,224	111,719	26,663	100,587	3,479

Total loans	$250,263	$283,066	$51,875	$264,784	$9,186

Loans with no related allowance
Commercial and industrial	$12,379	$19,556	$—	$14,291	$306
Commercial real estate—owner occupied	20,022	22,831	—	20,602	315
Lease financing	—	—	—	—	—

Commercial and business lending	32,401	42,387	—	34,893	621
Commercial real estate—investor	17,895	25,449	—	19,354	130
Real estate construction	1,445	1,853	—	1,576	13

Commercial real estate lending	19,340	27,302	—	20,930	143

Total commercial	51,741	69,689	—	55,823	764
Home equity	93	92	—	94	2
Installment	—	—	—	—	—
Residential mortgage	7,316	8,847	—	7,321	185

Total consumer	7,409	8,939	—	7,415	187

Total loans	$59,150	$78,628	$—	$63,238	$951

Total
Commercial and industrial	$70,236	$84,999	$11,917	$75,291	$2,047
Commercial real estate—owner occupied	42,673	47,903	2,955	45,151	1,310
Lease financing	69	69	29	76	—

Commercial and business lending	112,978	132,971	14,901	120,518	3,357
Commercial real estate—investor	82,542	93,677	7,895	88,130	2,865
Real estate construction	10,260	14,388	2,416	11,372	249

Commercial real estate lending	92,802	108,065	10,311	99,502	3,114

Total commercial	205,780	241,036	25,212	220,020	6,471
Home equity	34,800	40,436	13,989	36,717	1,520
Installment	1,360	1,676	487	1,753	100
Residential mortgage	67,473	78,546	12,187	69,532	2,046

Total consumer	103,633	120,658	26,663	108,002	3,666

Total loans (b)	$309,413	$361,694	$51,875	$328,022	$10,137

(a)	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2013.
(b)	The fair value mark on impaired loans at December 31, 2013, was 71%. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

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

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $17 million recorded investment in loans modified in a troubled debt restructuring for the six months ended June 30, 2014, of which $2 million were in accrual status and $15 million were in nonaccrual pending a sustained period of repayment.

As of June 30, 2014 and December 31, 2013, there were $72 million and $60 million, respectively, of nonaccrual restructured loans, and $114 million and $124 million, respectively, of performing restructured loans, included within impaired loans. All restructured loans are considered impaired in the calendar year of restructuring. In subsequent years, a restructured loan may cease being classified as impaired if the loan was modified at a market rate and has performed according to the modified terms for at least six months. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	June 30, 2014		December 31, 2013
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$28,849	$8,150	$32,517	$6,900
Commercial real estate—owner occupied	12,168	15,126	13,009	10,999
Commercial real estate—investor	41,758	15,627	44,946	18,069
Real estate construction	1,224	3,028	3,793	2,065
Home equity	10,444	6,736	9,633	5,419
Installment and credit cards	1,185	249	246	451
Residential mortgage	18,753	23,472	19,841	15,682

Total	$114,381	$72,388	$123,985	$59,585

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and six months ended June 30, 2014, and the recorded investment and unpaid principal balance as of June 30, 2014.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	3	$526	$534	11	$3,889	$7,736
Commercial real estate—owner occupied	1	894	894	5	6,096	6,652
Commercial real estate—investor	—	—	—	1	493	508
Real estate construction	1	6	6	1	6	6
Home equity	35	1,630	1,723	62	2,476	2,693
Installment and credit cards	1	16	16	2	25	35
Residential mortgage	28	1,942	2,435	48	4,430	5,103

Total	69	$5,014	$5,608	130	$17,415	$22,733

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

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

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three and six months ended June 30, 2014, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three and six months ended June 30, 2014.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2014, as well as the recorded investment in these restructured loans as of June 30, 2014.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	2	$135	2	$135
Commercial real estate—owner occupied	2	612	2	612
Commercial real estate—investor	1	1,291	1	1,291
Real estate construction	—	—	1	161
Home equity	13	414	18	651
Installment and credit cards	1	16	2	25
Residential mortgage	20	1,565	32	3,334

Total	39	$4,033	58	$6,209

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

The Corporation conducted its annual impairment testing in May 2014, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the Nasdaq bank index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2013 or through June 30, 2014.

At June 30, 2014, the Corporation had goodwill of $929 million, including goodwill of $428 million assigned to the Corporate and Commercial Banking reporting unit and goodwill of $501 million assigned to the Community and Consumer Banking reporting unit. There was no change in the carrying amount of goodwill for the six months ended June 30, 2014, and the year ended December 31, 2013.

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

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$36,230
Accumulated amortization	(33,107)	(31,565)

Net book value	$3,123	$4,665

Amortization during the period	$1,542	$3,122
Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(13,204)	(12,764)

Net book value	$6,079	$6,519

Amortization during the period	$440	$921

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$64,193	$61,425
Additions	3,720	18,256
Amortization	(5,545)	(15,488)

Mortgage servicing rights at end of period	$62,368	$64,193

Valuation allowance at beginning of period	(913)	(15,476)
(Additions) recoveries, net	(119)	14,563

Valuation allowance at end of period	(1,032)	(913)

Mortgage servicing rights, net	$61,336	$63,280

Fair value of mortgage servicing rights	$67,699	$74,444
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	8,052,000	8,084,000
Mortgage servicing rights, net to servicing portfolio	0.76%	0.78%
Mortgage servicing rights expense (1)	$5,664	$925

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2014. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

	Core Deposit	Other	Mortgage Servicing
	Intangibles	Intangibles	Rights
	($ in Thousands)
Estimated amortization expense:
Six months ending December 31, 2014	$1,326	$439	$5,603
Year ending December 31, 2015	1,404	839	9,662
Year ending December 31, 2016	281	803	7,934
Year ending December 31, 2017	112	770	6,550
Year ending December 31, 2018	—	740	5,431
Year ending December 31, 2019	—	441	4,530
Beyond 2019	—	2,047	22,658

Total Estimated Amortization Expense	$3,123	$6,079	$62,368

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	June 30,	December 31,
	2014	2013
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$269,165	$56,195
Securities sold under agreements to repurchase	689,886	419,247

Federal funds purchased and securities sold under agreements to repurchase	959,051	475,442
FHLB advances	1,300,000	200,000
Commercial paper	78,120	65,484

Other short-term funding	1,378,120	265,484

Total short-term funding	$2,337,171	$740,926

Long-Term Funding
FHLB advances	$2,500,278	$2,500,297
Senior notes, at par	430,000	585,000
Other long-term funding and capitalized costs	1,531	1,970

Total long-term funding	$2,931,809	$3,087,267

Total short and long-term funding	$5,268,980	$3,828,193

Short-term funding:

The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies.

Long-term funding:

FHLB advances: At June 30, 2014, the long-term FHLB advances had a weighted-average interest rate of 0.12%, compared to 0.10% at December 31, 2013. During the fourth quarter of 2013, the Corporation executed $2.5 billion of five year, variable rate FHLB advances that are putable, at our option, without penalty after six months. The FHLB advances are indexed to the FHLB discount note plus 6 basis points and reprice at varying intervals, including $1.0 billion repricing at four week intervals, $750 million repricing at 13 week intervals, and $750 million repricing daily. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.

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

NOTE 9: Income Taxes

The Corporation recognized income tax expense of $42 million for the first half of 2014, compared to income tax expense of $44 million for the first half of 2013. The effective tax rate was 31.60% for the first half of 2014, compared to an effective tax rate of 31.57% for the first half of 2013.

NOTE 10: Derivative and Hedging Activities

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation may also use derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $26 million of investment securities as collateral at June 30, 2014, and pledged $42 million of investment securities as collateral at December 31, 2013. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of June 10, 2013, the Corporation must clear all LIBOR interest rate swaps through a clearing house. As such, the Corporation is required to pledge cash collateral for the margin. At June 30, 2014, the Corporation posted cash collateral for the margin of $12 million, compared to $6 million at December 31, 2013.

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

				Weighted Average
($ in Thousands)	Notional	Fair	Balance Sheet	Receive	Pay
	Amount	Value	Category	Rate(1)	Rate(1)	Maturity
June 30, 2014
Interest rate-related instruments—customer and mirror	$1,713,968	$39,839	Trading assets	1.55%	1.55%	44	months
Interest rate-related instruments—customer and mirror	1,713,968	(42,683)	Trading liabilities	1.55%	1.55%	44	months
Interest rate lock commitments (mortgage)	144,568	2,050	Other assets	—	—		—
Forward commitments (mortgage)	199,450	(1,658)	Other liabilities	—	—		—
Foreign currency exchange forwards	60,973	791	Trading assets	—	—		—
Foreign currency exchange forwards	53,978	(628)	Trading liabilities	—	—		—
Purchased options (time deposit)	112,048	8,355	Other assets	—	—		—
Written options (time deposit)	112,048	(8,355)	Other liabilities	—	—		—
December 31, 2013
Interest rate-related instruments—customer and mirror	$1,821,787	$42,980	Trading assets	1.63%	1.63%	45	months
Interest rate-related instruments—customer and mirror	1,821,787	(45,815)	Trading liabilities	1.63%	1.63%	45	months
Interest rate lock commitments (mortgage)	102,225	416	Other assets	—	—		—
Forward commitments (mortgage)	135,000	1,301	Other assets	—	—		—
Foreign currency exchange forwards	25,747	748	Trading assets	—	—		—
Foreign currency exchange forwards	24,413	(655)	Trading liabilities	—	—		—
Purchased options (time deposit)	115,953	7,328	Other assets	—	—		—
Written options (time deposit)	115,953	(7,328)	Other liabilities	—	—		—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of	Gain / (Loss)
	Gain / (Loss) Recognized in Income	Recognized in Income
		($ in Thousands)
Six Months Ended June 30, 2014
Interest rate-related instruments—customer and mirror, net	Capital market fees, net	$(9)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,634
Forward commitments (mortgage)	Mortgage banking, net	(2,959)
Foreign currency exchange forwards	Capital market fees, net	70
Six Months Ended June 30, 2013
Interest rate-related instruments—customer and mirror, net	Capital market fees, net	$2,799
Interest rate lock commitments (mortgage)	Mortgage banking, net	(12,945)
Forward commitments (mortgage)	Mortgage banking, net	20,460
Foreign currency exchange forwards	Capital market fees, net	(33)

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

NOTE 11: Balance Sheet Offsetting

Interest Rate-Related Instruments (“Interest Agreements”)

The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation mitigates this risk by entering into equal and offsetting interest rate-related instruments with highly rated third party financial institutions. The interest agreements are free-standing derivatives and are recorded at fair value in the Corporation’s consolidated balance sheet. The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all interest agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. See Note 10 for additional information on the Corporation’s derivative and hedging activities.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2014 and December 31, 2013. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

June 30, 2014				Gross amounts not offset
	Gross	Gross amounts	Net amounts	in the balance sheet
	amounts	offset in the	presented in	Financial
	recognized	balance sheet	the balance sheet	instruments	Collateral	Net amount
			($ in Thousands)
Derivative assets:
Interest rate-related instruments	$519	$—	$519	$(519)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$41,197	$—	$41,197	$(519)	$(37,982)	$2,696

December 31, 2013
Derivative assets:
Interest rate-related instruments	$3,084	$—	$3,084	$(3,082)	$—	$2
Derivative liabilities:
Interest rate-related instruments	$41,786	$—	$41,786	$(3,082)	$(33,405)	$5,299

NOTE 12: Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) and derivative instruments (see Note 10). During the second quarter of 2014, the Corporation reclassified certain letters of credit from commercial letters of credit to standby letters of credit. The letters of credit balances for December 31, 2013, have also been adjusted to reflect this change in classification. The following is a summary of lending-related commitments.

	June 30, 2014	December 31, 2013
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,256,686	$6,367,771
Commercial letters of credit (1)	8,668	12,034
Standby letters of credit (3)	369,331	370,773

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2014 or December 31, 2013.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both June 30, 2014 and December 31, 2013, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). For June 30, 2014 and December 31, 2013, the Corporation had an allowance for unfunded commitments totaling $20 million and $22 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 6 for additional information on the allowance for unfunded commitments.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at June 30, 2014 was $31 million, included in other assets on the consolidated balance sheets, compared to $33 million at December 31, 2013. Related to these investments, the Corporation had remaining commitments to fund of $16 million at both June 30, 2014 and December 31, 2013.

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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of Associated Bank, N.A. (the “Bank”). The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013, and the plaintiff has appealed such dismissal to the U.S. Court of Appeals for the Eighth Circuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

A purported class action lawsuit, Wanda Boone v. Associated Banc-Corp, was filed on April 10, 2014 in the United States District Court for the Eastern District of Wisconsin. The lawsuit claims that loan coordinators employed by the Bank were not compensated for all hours worked, including the payment of overtime, in violation of the Fair Labor Standards Act of 1938 and Wisconsin wage laws. The lawsuit seeks monetary damages and attorneys’ fees. The Corporation filed a motion to dismiss on June 5, 2014. On July 29, 2014, the parties entered into a Joint Stipulation to Dismiss Case which provided for the dismissal of the case with prejudice. As part of the resolution of this matter, the Corporation made an immaterial payment to the plaintiff.

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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of $2 million and $3 million during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, and paid loss reimbursement claims of $424,000 and $3 million during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. The Corporation had a mortgage repurchase reserve for potential claims on loans previously sold of $3 million at June 30, 2014, compared to $6 million at December 31, 2013. Make whole requests during 2013 and the first six months of 2014 generally arose from loans sold during the period January 1, 2006 to June 30, 2014, which totaled $18.1 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2014, approximately $7.6 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For the Six
	Months Ended	For the Year Ended
	June 30, 2014	December 31, 2013
	($ in Thousands)
Balance at beginning of period	$5,700	$3,300
Repurchase provision expense	(2,009)	5,909
Charge offs	(391)	(3,509)

Balance at end of period	$3,300	$5,700

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2014, and December 31, 2013, there were approximately $38 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2014 and December 31, 2013, there were $206 million and $233 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

Regulatory Matters

The Bank entered into a Stipulation and Consent Order for a Civil Money Penalty with the Office of the Comptroller of the Currency (the “OCC”) dated June 26, 2014, which provides for the payment by the Bank of a civil money penalty of $500,000. The civil money penalty, which was paid in June 2014, relates to BSA/AML deficiencies which were the subject of a Consent Order dated February 23, 2012. The Consent Order was subsequently terminated in March, 2014.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2014, and December 31, 2013, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Loans Held for Sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

		Fair Value Measurements Using
	June 30, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,000	$1,000	$—	$—
Obligations of state and political subdivisions (municipal securities)	654,040	—	654,040	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,881,921	—	3,881,921	—
Private-label	2,614	—	2,614	—
GNMA commercial mortgage-related securities	940,342	—	940,342	—
Asset-backed securities	19,395	—	19,395	—
Other securities (debt and equity)	7,067	3,867	3,000	200

Total investment securities available for sale	$5,506,379	$4,867	$5,501,312	$200
Derivatives (trading and other assets)	$51,035	$—	$48,985	$2,050
Liabilities:
Derivatives (trading and other liabilities)	$53,324	$—	$51,666	$1,658

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Obligations of state and political subdivisions (municipal securities)	676,080	—	676,080	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,838,430	—	3,838,430	—
Private-label	3,014	—	3,014	—
GNMA commercial mortgage-related securities	647,477	—	647,477	—
Asset-backed securities	23,059	—	23,059	—
Other securities (debt and equity)	61,523	3,238	57,986	299

Total investment securities available for sale	$5,250,585	$4,240	$5,246,046	$299
Derivatives (trading and other assets)	$52,773	$—	$51,056	$1,717
Liabilities:
Derivatives (trading and other liabilities)	$53,798	$—	$53,798	$—

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2013 and the six months ended June 30, 2014, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value

Using Significant Unobservable Inputs (Level 3)

	Investment Securities Available for Sale	Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2012	$480	$7,647
Total net losses included in income:
Mortgage derivative loss	—	(5,930)
Total net losses included in other comprehensive income:
Unrealized investment securities loss	(70)	—
Sales of investment securities	(111)	—

Balance December 31, 2013	$299	$1,717

Total net losses included in income:
Mortgage derivative loss	—	(1,325)
Sales of investment securities	(99)	—

Balance June 30, 2014	$200	$392

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2014, the Corporation utilized the following valuation techniques and significant unobservable inputs.

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

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Typically the higher the closing ratio on the IRLC’s will result in an increase in the fair value if in a gain position or a decrease in fair value if in a loss position. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At June 30, 2014, the closing ratio was 86%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in average discounts of 20% to 30%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 14.5% and 10.1% at June 30, 2014, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement. Although the prepayment rate and discount rate are not directly interrelated, they will generally move in opposite directions.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
	June 30, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$79,744	$—	$79,744	$—
Impaired loans (1)	84,747	—	—	84,747
Mortgage servicing rights	67,699	—	—	67,699

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$64,738	$—	$64,738	$—
Impaired loans (1)	88,049	—	—	88,049
Mortgage servicing rights	74,444	—	—	74,444

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first half of 2014 and the full year 2013, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $13 million for the first half of 2014 and $29 million for the year ended December 31, 2013. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $1 million and $4 million to asset losses, net for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at June 30, 2014 and December 31, 2013, were as follows.

	June 30, 2014
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$549,883	$549,883	$549,883	$—	$—
Interest-bearing deposits in other financial institutions	78,233	78,233	78,233	—	—
Federal funds sold and securities purchased under agreements to resell	18,135	18,135	18,135	—	—
Investment securities held to maturity	246,050	249,229	—	249,229	—
Investment securities available for sale	5,506,379	5,506,379	4,867	5,501,312	200
FHLB and Federal Reserve Bank stocks	186,247	186,247	—	186,247	—
Loans held for sale	78,657	78,657	—	78,657	—
Loans, net	16,773,201	16,825,491	—	—	16,825,491
Bank owned life insurance	570,323	570,323	—	570,323	—
Accrued interest receivable	67,925	67,925	67,925	—	—
Interest rate-related instruments	39,839	39,839	—	39,839	—
Foreign currency exchange forwards	791	791	—	791	—
Interest rate lock commitments to originate residential mortgage loans held for sale	2,050	2,050	—	—	2,050
Purchased options (time deposit)	8,355	8,355	—	8,355	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,754,100	$15,754,100	$—	$—	$15,754,100
Brokered CDs and other time deposits	1,562,159	1,562,721	—	1,562,721	—
Short-term funding	2,337,171	2,337,171	—	2,337,171	—
Long-term funding	2,931,809	2,925,691	—	2,925,691	—
Accrued interest payable	7,114	7,114	7,114	—	—
Interest rate-related instruments	42,683	42,683	—	42,683	—
Foreign currency exchange forwards	628	628	—	628	—
Standby letters of credit (1)	3,709	3,709	—	3,709	—
Forward commitments to sell residential mortgage loans	1,658	1,658	—	—	1,658
Written options (time deposit)	8,355	8,355	—	8,355	—

	December 31, 2013
	Carrying		Fair Value Measurements Using
	Amount	Fair Value	Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$455,482	$455,482	$455,482	$—	$—
Interest-bearing deposits in other financial institutions	126,018	126,018	126,018	—	—
Federal funds sold and securities purchased under agreements to resell	20,745	20,745	20,745	—	—
Investment securities held to maturity	175,210	169,889	—	169,889	—
Investment securities available for sale	5,250,585	5,250,585	4,240	5,246,046	299
FHLB and Federal Reserve Bank stocks	181,249	181,249	—	181,249	—
Loans held for sale	64,738	64,738	—	64,738	—
Loans, net	15,627,946	15,599,094	—	—	15,599,094
Bank owned life insurance	568,413	568,413	—	568,413	—
Accrued interest receivable	66,308	66,308	66,308	—	—
Interest rate-related instruments	42,980	42,980	—	42,980	—
Foreign currency exchange forwards	748	748	—	748	—
Interest rate lock commitments to originate residential mortgage loans held for sale	416	416	—	—	416
Forward commitments to sell residential mortgage loans	1,301	1,301	—	—	1,301
Purchased options (time deposit)	7,328	7,328	—	7,328	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,581,971	$15,581,971	$—	$—	$15,581,971
Brokered CDs and other time deposits	1,685,196	1,687,198	—	1,687,198	—
Short-term funding	740,926	740,926	—	740,926	—
Long-term funding	3,087,267	3,085,893	—	3,085,893	—
Accrued interest payable	7,994	7,994	7,994	—	—
Interest rate-related instruments	45,815	45,815	—	45,815	—
Foreign currency exchange forwards	655	655	—	655	—
Standby letters of credit (1)	3,754	3,754	—	3,754	—
Written options (time deposit)	7,328	7,328	—	7,328	—

(1)	The commitment on standby letters of credit was $369 million and $371 million at June 30, 2014 and December 31, 2013, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Loans held for sale –The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics.

Loans, net—The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate (owner occupied and investor), lease financing, residential mortgage, home equity, other installment, and credit cards. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2014 and 2013, and for the full year 2013 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,975	$2,975	$5,950	$5,950	$12,078
Interest cost	1,790	1,548	3,580	3,095	6,237
Expected return on plan assets	(4,855)	(4,305)	(9,710)	(8,610)	(17,647)
Amortization of prior service cost	15	17	30	35	72
Amortization of actuarial loss	325	1,073	650	2,145	4,344

Total net periodic benefit cost	$250	$1,308	$500	$2,615	$5,084

Postretirement Plan:
Interest cost	$39	$40	$78	$80	$142
Amortization of actuarial gain	(9)	—	(18)	—	—

Total net periodic benefit cost	$30	$40	$60	$80	$142

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan.

NOTE 15: Segment Reporting

The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Banking, Community and Consumer Banking, and Risk Management and Shared Services, with no segment representing more than half of the assets, liabilities or Tier 1 common equity of the Corporation as a whole.

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

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2014, certain organization and methodology changes were made and, accordingly, 2013 results have been restated and presented on a comparable basis.

A description of each business segment is presented below.

Corporate and Commercial Banking – The Corporate and Commercial Banking segment serves a wide range of customers including, businesses, developers, non-profits, municipalities, and financial institutions. Customers in this segment typically include companies with annual sales over $10 million and delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services area. The financial solutions provided to our customers include but are not limited to: (1) Lending solutions, such as commercial loans and lines of credit, business credit cards, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending. For our larger clients we also offer syndicated loans to meet their lending needs; (2) Deposit and cash management solutions such as business checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) Specialized financial services such as insurance and benefits related products and services, risk management, and international banking solutions. In serving the commercial banking segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services.

Community and Consumer Banking – The Community and Consumer Banking segment serves individuals and small businesses (typically entities with less than $10 million in annual sales) through our various Consumer Banking, Community Banking, and Private Client offices, and provides companies of varying sizes with fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management. The services provided to our individual, small business, and community banking customers include but are not limited to: (1) Transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (2) Lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, commercial real estate financing, business loans, and business lines of credit; and (3) Investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; as well as trust and investment management accounts. In serving the consumer banking segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances.

Risk Management and Shared Services – The Risk Management and Shared Services segment includes Corporate Risk Management, Credit Administration, Finance, Treasury, Operations and Technology, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio and capital includes both allocated as well as any remaining unallocated capital.

Information about the Corporation’s segments is presented below.

Segment Income Statement Data

($ in Thousands)	Corporate and Commercial Banking	Community and Consumer Banking	Risk Management and Shared Services	Consolidated Total
Six Months Ended June 30, 2014
Net interest income	$147,343	$144,924	$41,409	$333,676
Noninterest income	49,872	87,897	7,999	145,768

Total revenue	197,215	232,821	49,408	479,444
Credit provision *	25,947	9,760	(25,707)	10,000
Noninterest expense	98,828	199,405	37,350	335,583
Income before income taxes	72,440	23,656	37,765	133,861
Income tax expense	24,840	8,279	9,178	42,297
Net income	$47,600	$15,377	$28,587	$91,564
Return on average allocated capital (ROT1CE) **	12.0%	6.3%	8.7%	9.5%

Six Months Ended June 30, 2013
Net interest income	$156,506	$158,752	$2,577	$317,835
Noninterest income	47,260	109,643	9,407	166,310

Total revenue	203,766	268,395	11,984	484,145
Credit provision *	27,196	10,452	(29,048)	8,600
Noninterest expense	91,354	210,610	34,347	336,311
Income before income taxes	85,216	47,333	6,685	139,234
Income tax expense (benefit)	29,826	16,567	(2,435)	43,958
Net income	$55,390	$30,766	$9,120	$95,276
Return on average allocated capital (ROT1CE) **	14.6%	11.4%	2.4%	10.0%

Segment Balance Sheet Data

($ in Thousands)	Corporate and Commercial Banking	Community and Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 2Q 2014
Average earning assets	$9,020,912	$7,308,806	$5,887,073	$22,216,791
Average loans	9,010,272	7,308,806	87,756	16,406,834
Average deposits	5,147,717	9,636,263	2,298,077	17,082,057
Average allocated capital (T1CE) **	$796,717	$492,002	$606,910	$1,895,629

Average Balances for YTD 2Q 2013
Average earning assets	$8,335,894	$7,258,455	$5,222,479	$20,816,828
Average loans	8,325,992	7,258,455	4,305	15,588,752
Average deposits	5,290,239	9,634,922	2,200,456	17,125,617
Average allocated capital (T1CE) **	$765,432	$544,457	$558,807	$1,868,696

*	The consolidated credit provision is equal to the actual reported provision for credit losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Segment Income Statement Data

($ in Thousands)	Corporate and Commercial Banking	Community and Consumer Banking	Risk Management and Shared Services	Consolidated Total
Three Months Ended June 30, 2014
Net interest income	$73,801	$72,926	$21,976	$168,703
Noninterest income	25,722	44,365	2,160	72,247

Total revenue	99,523	117,291	24,136	240,950
Credit provision *	12,915	4,813	(12,728)	5,000
Noninterest expense	52,035	99,517	16,373	167,925
Income before income taxes	34,573	12,961	20,491	68,025
Income tax expense	11,586	4,537	5,537	21,660
Net income	$22,987	$8,424	$14,954	$46,365
Return on average allocated capital (ROT1CE) **	11.4%	6.8%	9.3%	9.6%

Three Months Ended June 30, 2013
Net interest income	$79,327	$79,559	$1,296	$160,182
Noninterest income	24,061	55,479	4,770	84,310

Total revenue	103,388	135,038	6,066	244,492
Credit provision *	14,983	5,980	(15,663)	5,300
Noninterest expense	44,923	107,883	15,890	168,696
Income before income taxes	43,482	21,175	5,839	70,496
Income tax expense (benefit)	15,219	7,411	(22)	22,608
Net income	$28,263	$13,764	$5,861	$47,888
Return on average allocated capital (ROT1CE) **	14.6%	10.1%	3.3%	9.9%

Segment Balance Sheet Data

($ in Thousands)	Corporate and Commercial Banking	Community and Consumer Banking	Risk Management and Shared Services	Consolidated Total
Average Balances for 2Q 2014
Average earning assets	$9,188,973	$7,386,355	$5,962,187	$22,537,515
Average loans	9,175,637	7,386,355	84,397	16,646,389
Average deposits	5,055,431	9,731,580	2,385,821	17,172,832
Average allocated capital (T1CE) **	$806,137	$495,476	$590,153	$1,891,766

Average Balances for 2Q 2013
Average earning assets	$8,513,663	$7,218,796	$5,218,785	$20,951,244
Average loans	8,504,175	7,218,796	4,836	15,727,807
Average deposits	5,206,773	9,671,089	2,227,216	17,105,078
Average allocated capital (T1CE) **	$776,991	$545,301	$558,534	$1,880,826

*	The consolidated credit provision is equal to the actual reported provision for credit losses.
**	ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) at June 30, 2014 and 2013, changes during the six and three month periods then ended, and reclassifications out of accumulated other comprehensive income during the six and three month periods ended June 30, 2014 and 2013, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and post retirement obligations are a component of personnel expense on the consolidated statements of income.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(11,396)	$(12,848)	$(24,244)
Other comprehensive income before reclassifications	56,184	—	56,184
Amounts reclassified from accumulated other comprehensive income (loss)	(412)	662	250
Income tax expense	(21,441)	(255)	(21,696)

Net other comprehensive income during period	34,331	407	34,738

Balance June 30, 2014	$22,935	$(12,441)	$10,494

Balance January 1, 2013	$86,109	$(37,506)	$48,603
Other comprehensive loss before reclassifications	(121,760)	—	(121,760)
Amounts reclassified from accumulated other comprehensive income (loss)	(334)	2,180	1,846
Income tax (expense) benefit	47,138	(842)	46,296

Net other comprehensive income (loss) during period	(74,956)	1,338	(73,618)

Balance June 30, 2013	$11,153	$(36,168)	$(25,015)

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2014	$1,067	$(12,644)	$(11,577)
Other comprehensive income before reclassifications	35,557	—	35,557
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	331	297
Income tax expense	(13,655)	(128)	(13,783)

Net other comprehensive income during period	21,868	203	22,071

Balance June 30, 2014	$22,935	$(12,441)	$10,494

Balance April 1, 2013	$79,828	$(36,837)	$42,991
Other comprehensive loss before reclassifications	(111,829)	—	(111,829)
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	1,090	1,056
Income tax (expense) benefit	43,188	(421)	42,767

Net other comprehensive income (loss) during period	(68,675)	669	(68,006)

Balance June 30, 2013	$11,153	$(36,168)	$(25,015)

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

All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, and as may be described from time to time in the Corporation’s subsequent SEC filings.

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

The Corporation conducted its annual impairment testing in May 2014, utilizing the qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ bank index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2013 or through June 30, 2014. See also Note 7, “Goodwill and Other Intangible Assets”, of the notes to consolidated financial statements.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at June 30, 2014 (holding all other factors unchanged), if refinance interest rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 14%) lower. Conversely, if refinance interest rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 12%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was $1 million at June 30, 2014. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

Segment Review

As discussed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability measurement system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Corporate and Commercial Banking, Community and Consumer Banking and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 15, “Segment Reporting,” of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2014, certain organization and methodology changes were made and, accordingly, 2013 results have been restated and presented on a comparable basis.

Year to Date Segment Review

The Corporate and Commercial Banking segment consists of lending and deposit solutions to businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Banking segment had net income of $48 million for the first half of 2014, down $7 million compared to $55 million for the comparable period in 2013. Segment revenue decreased $7 million to $197 million for the first half of 2014 compared to $204 million for the first half of 2013 primarily due to lower spreads on loan and deposit products. The credit provision decreased $1 million to $26 million during the first half of 2014 due to improvement in the loan credit quality. Average loan balances were $9.0 billion for the first half of 2014, up $684 million from the first half of 2013, while average deposit balances were $5.1 billion for the first half of 2014, down $143 million from the first half of 2013. Average allocated capital increased $31 million to $797 million for the first half of 2014 reflecting the increase in the segment’s loan balances.

The Community and Consumer Banking segment consists of lending and deposit solutions to individuals and small businesses and also provides a variety of investment and fiduciary products and services. The Community and Consumer Banking segment had net income of $15 million for the first half of 2014, down $16 million compared to $31 million in the first half of 2013. Earnings decreased as segment revenue declined $36 million to $233 million for the first half of 2014, primarily due to lower mortgage banking income as refinancing activity has drastically slowed and lower net interest income due to lower deposit spreads. The credit provision was level at $10 million for the first half of 2014 and 2013. Total noninterest expense decreased $11 million to $199 million for the first half of 2014, primarily due to a reduction in full time equivalent employees. Average loan balances were level at $7.3 billion for both the first half of 2014 and 2013. Average deposits were level at $9.6 billion for both the first half of 2014 and 2013. Average allocated capital decreased $52 million to $492 million for the first half of 2014.

The Risk Management and Shared Services segment had net income of $29 million in the first half of 2014, up $20 million compared to $9 million for the comparable period in 2013. The increase was due to a $37 million increase in total revenue primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Commercial and Consumer segments. Average earning asset balances were $5.9 billion for the first half of 2014, up $665 million from an average balance of $5.2 billion for the comparable period in 2013.

Comparable Quarter Segment Review

The Corporate and Commercial Banking segment had net income of $23 million for the second quarter of 2014, down $5 million compared to $28 million for the comparable quarter in 2013. Segment revenue decreased $3 million to $100 million for the second quarter of 2014 compared to $103 million for the second quarter of 2013 primarily due to lower spreads on loan and deposit products. The credit provision decreased $2 million to $13 million for the second quarter of 2014 due to improvement in the loan credit quality. Average loan balances were $9.2 billion for the second quarter of 2014, up $671 million compared to the second quarter of 2013, while average deposit balances were $5.1 billion for the second quarter of 2014, down $151 million from the second quarter of 2013. Average allocated capital increased $29 million to $806 million for the second quarter of 2014 reflecting the increase in the segment’s loan balances.

The Community and Consumer Banking segment had net income of $8 million for the second quarter of 2014, down $6 million compared to $14 million for the second quarter of 2013. Segment revenue decreased $18 million to $117 million for the second quarter of 2014, primarily due to lower mortgage banking income as refinancing activity has drastically slowed and lower net interest income due to lower deposit spreads. The credit provision decreased $1 million to $5 million for the second quarter of 2014. Total noninterest expense was down $8 million to $100 million for the second quarter, primarily due to a reduction in full time equivalent employees. Average loan balances increased $168 million to $7.4 billion for second quarter of 2014 compared to $7.2 billion for the second quarter of 2013. Average deposits were $9.7 billion for the second quarter of 2014, up $60 million from the second quarter of 2013. Average allocated capital decreased $50 million to $495 million for the second quarter of 2014.

The Risk Management and Shared Services segment had net income of $15 million for the second quarter of 2014, up $9 million compared to $6 million for the comparable quarter in 2013. The primary component of the increase was an $18 million increase in total revenue primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating net interest income credits to the Commercial and Consumer segments. Average earning asset balances were $6.0 billion for the second quarter of 2014, up $743 million from an average balance of $5.2 billion for the comparable quarter in 2013.

Results of Operations – Summary

The Corporation recorded net income of $92 million for the six months ended June 30, 2014, compared to net income of $95 million for the six months ended June 30, 2013. Net income available to common equity was $89 million for the six months ended June 30, 2014, or net income of $0.55 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the six months ended June 30, 2013, was $93 million, or net income of $0.55 for both basic and diluted earnings per common share. The net interest margin for the six months ended June 30, 2014 was 3.10% compared to 3.17% for the six months ended June 30, 2013.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2014	2014	2013	2013	2013
Net income (Quarter)	$46,365	$45,199	$47,758	$45,658	$47,888
Net income (Year-to-date)	91,564	45,199	188,692	140,934	95,276
Net income available to common equity (Quarter)	$45,087	$43,955	$46,485	$44,373	$46,588
Net income available to common equity (Year-to-date)	89,042	43,955	183,534	137,049	92,676
Earnings per common share – basic (Quarter)	$0.28	$0.27	$0.28	$0.27	$0.28
Earnings per common share – basic (Year-to-date)	0.55	0.27	1.10	0.82	0.55
Earnings per common share – diluted (Quarter)	$0.28	$0.27	$0.28	$0.27	$0.28
Earnings per common share – diluted (Year-to-date)	0.55	0.27	1.10	0.82	0.55
Return on average assets (Quarter)	0.75%	0.76%	0.80%	0.78%	0.82%
Return on average assets (Year-to-date)	0.75	0.76	0.81	0.81	0.83
Return on average equity (Quarter)	6.43%	6.35%	6.60%	6.33%	6.58%
Return on average equity (Year-to-date)	6.39	6.35	6.52	6.50	6.59
Return on average tangible common equity (Quarter)	9.56%	9.45%	9.87%	9.48%	9.76%
Return on average tangible common equity (Year-to-date)	9.51	9.45	9.73	9.68	9.78
Return on average Tier 1 common equity (Quarter) (1)	9.56%	9.38%	9.78%	9.31%	9.94%
Return on average Tier 1 common equity (Year-to-date) (1)	9.47	9.38	9.77	9.77	10.00
Efficiency ratio (Quarter) (2)	69.70%	70.41%	73.70%	71.45%	69.01%
Efficiency ratio (Year-to-date)(2)	70.05	70.41	71.04	70.14	69.51
Efficiency ratio, fully taxable equivalent (Quarter)(2)	68.23%	68.86%	72.59%	70.10%	67.21%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	68.54	68.86	69.56	68.53	67.79
Net interest margin (Quarter)	3.08%	3.12%	3.23%	3.13%	3.16%
Net interest margin (Year-to-date)	3.10	3.12	3.17	3.15	3.17

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2014	2014	2013	2013	2013
Efficiency ratio (Quarter) (a)	69.70%	70.41%	73.70%	71.45%	69.01%
Taxable equivalent adjustment (Quarter)	(1.32)	(1.35)	(1.49)	(1.50)	(1.38)
Asset gains (losses), net (Quarter)	0.26	0.22	0.80	0.59	(0.01)
Other intangible amortization (Quarter)	(0.41)	(0.42)	(0.42)	(0.44)	(0.41)
Efficiency ratio, fully taxable equivalent (Quarter) (b)	68.23%	68.86%	72.59%	70.10%	67.21%
Efficiency ratio (Year-to-date) (a)	70.05%	70.41%	71.04%	70.14%	69.51%
Taxable equivalent adjustment (Year-to-date)	(1.34)	(1.35)	(1.45)	(1.45)	(1.42)
Asset gains, net (Year-to-date)	0.24	0.22	0.39	0.27	0.11
Other intangible amortization (Year-to-date)	(0.41)	(0.42)	(0.42)	(0.43)	(0.41)
Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	68.54%	68.86%	69.56%	68.53%	67.79%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense, excluding other intangible amortization, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset gains / losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the six months ended June 30, 2014, was $343 million, an increase of $15 million (5%) versus the first six months of 2013. The increase in taxable equivalent net interest income was attributable to favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $14 million), and favorable rate variances (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $1 million).

The net interest margin for the first half of 2014 was 3.10%, 7 bp lower than 3.17% for the same period in 2013. This comparable period decrease was comprised of a 5 bp lower contribution from net free funds and a 2 bp decrease in interest rate spread (the net of a 15 bp decrease in yield on earning assets and a 13 bp decrease in the cost of interest-bearing liabilities).

The Federal Reserve left interest rates unchanged during 2013 and the first six months of 2014. The Federal Reserve affirmed that it is unlikely that the short-term interest rates will increase until 2015. For the second half of 2014, the Corporation expects continued gradual net interest margin compression, while growing net interest income.

The yield on earning assets was 3.34% for the first half of 2014, 15 bp lower than the comparable period last year. Loan yields were down 22 bp, (to 3.58%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments increased 7 bp (to 2.65%), and was also impacted by the low interest rate environment and slowing prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.30% for the first half of 2014 was 13 bp lower than the same period in 2013. Rates on interest-bearing deposits were down 6 bp (to 0.19%), reflecting the low interest rate environment and a reduction of higher cost deposit products. The cost of short and long-term funding decreased 58 bp (to 0.63%) with the cost of short-term funding relatively unchanged (down 2 bp to 0.14%), while long-term funding decreased 286 bp (to 0.85%) mainly due to favorable rates on FHLB advances.

Average earning assets were $22.2 billion for the first half of 2014, an increase of $1.4 billion (7%) from the comparable period last year. Average loans increased $818 million, including increases in commercial loans (up $843 million) and residential mortgage loans (up $360 million), while retail loans decreased (down $385 million). Average investment securities and other short-term investments increased $582 million, primarily in mortgage-related securities.

Average interest-bearing liabilities of $17.3 billion for the first half of 2014 increased $1.5 billion (9%) from the comparable period last year. On average, short and long-term funding increased $1.5 billion between the comparable six month periods, attributable to a $2.1 billion increase in long-term funding partially offset by a $647 million decrease in short-term funding. Average interest-bearing deposits increased $26 million, while noninterest bearing deposits decreased $69 million.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$6,300,948	$105,199	3.37%	$5,738,404	$104,325	3.66%
Commercial real estate lending	3,937,772	71,900	3.68	3,657,667	71,668	3.95

Total commercial	10,238,720	177,099	3.49	9,396,071	175,993	3.77
Residential mortgage	4,002,592	66,239	3.31	3,642,207	60,595	3.33
Retail	2,165,522	48,570	4.51	2,550,474	57,672	4.55

Total loans	16,406,834	291,908	3.58	15,588,752	294,260	3.80
Investment securities(1)	5,528,604	73,788	2.67	4,904,764	65,058	2.65
Other short-term investments	281,353	3,311	2.36	323,312	2,480	1.54

Investments and other	5,809,957	77,099	2.65	5,228,076	67,538	2.58

Total earning assets	22,216,791	369,007	3.34	20,816,828	361,798	3.49
Other assets, net	2,320,633			2,356,375

Total assets	$24,537,424			$23,173,203

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,231,516	$462	0.08%	$1,175,053	$444	0.08%
Interest-bearing demand deposits	2,845,618	1,792	0.13	2,823,969	2,369	0.17
Money market deposits	7,257,137	5,752	0.16	6,987,134	6,854	0.20
Time deposits	1,628,235	4,348	0.54	1,950,631	6,643	0.69

Total interest-bearing deposits	12,962,506	12,354	0.19	12,936,787	16,310	0.25
Federal funds purchased and securities sold under agreements to repurchase	826,589	611	0.15	728,238	743	0.21
Other short-term funding	581,799	396	0.14	1,326,792	857	0.13

Total short-term funding	1,408,388	1,007	0.14	2,055,030	1,600	0.16
Long-term funding	2,968,038	12,657	0.85	862,627	15,967	3.71

Total short and long-term funding	4,376,426	13,664	0.63	2,917,657	17,567	1.21

Total interest-bearing liabilities	17,338,932	26,018	0.30	15,854,444	33,877	0.43

Noninterest-bearing demand deposits	4,119,551			4,188,830
Other liabilities	188,992			212,662
Stockholders’ equity	2,889,949			2,917,267

Total liabilities and equity	$24,537,424			$23,173,203

Interest rate spread			3.04%			3.06%
Net free funds			0.06			0.11

Net interest income, taxable
equivalent, and net interest margin		$342,989	3.10%		$327,921	3.17%

Taxable equivalent adjustment		9,313			10,086

Net interest income		$333,676			$317,835

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$6,468,844	$53,519	3.32%	$5,860,416	$53,613	3.67%
Commercial real estate lending	3,967,848	36,309	3.67	3,722,108	35,804	3.86

Total commercial	10,436,692	89,828	3.45	9,582,524	89,417	3.74
Residential mortgage	4,077,617	33,575	3.29	3,661,742	30,113	3.29
Retail	2,132,080	24,157	4.54	2,483,541	28,291	4.56

Total loans	16,646,389	147,560	3.55	15,727,807	147,821	3.77
Investment securities(1)	5,606,279	36,865	2.63	4,917,671	32,302	2.63
Other short-term investments	284,847	1,862	2.62	305,766	1,233	1.61

Investments and other	5,891,126	38,727	2.63	5,223,437	33,535	2.57

Total earning assets	22,537,515	186,287	3.31	20,951,244	181,356	3.47
Other assets, net	2,320,557			2,354,976

Total assets	$24,858,072			$23,306,220

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,267,297	$242	0.08%	$1,207,959	236	0.08%
Interest-bearing demand deposits	2,894,446	969	0.13	2,867,524	1,190	0.17
Money market deposits	7,340,244	2,928	0.16	6,930,554	3,239	0.19
Time deposits	1,597,535	2,056	0.52	1,907,337	3,104	0.65

Total interest-bearing deposits	13,099,522	6,195	0.19	12,913,374	7,769	0.24
Federal funds purchased and securities sold under agreements to repurchase	847,756	306	0.14	677,489	333	0.20
Other short-term funding	832,299	280	0.13	1,631,644	525	0.13

Total short-term funding	1,680,055	586	0.14	2,309,133	858	0.15
Long-term funding	2,931,957	6,146	0.84	765,514	7,551	3.95

Total short and long-term funding	4,612,012	6,732	0.58	3,074,647	8,409	1.09

Total interest-bearing liabilities	17,711,534	12,927	0.29	15,988,021	16,178	0.41
Noninterest-bearing demand deposits	4,073,310			4,191,704
Other liabilities	182,110			205,501
Stockholders’ equity	2,891,118			2,920,994

Total liabilities and equity	$24,858,072			$23,306,220

Interest rate spread			3.02%			3.06%
Net free funds			0.06			0.10

Net interest income, taxable
equivalent, and net interest margin		$173,360	3.08%		$165,178	3.16%

Taxable equivalent adjustment		4,657			4,996

Net interest income		$168,703			$160,182

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Credit Losses

The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the first six months of 2014 was $10 million, compared to $9 million for the first six months of 2013 and $10 million for the full year of 2013. Net charge offs were $8 million for the first six months of 2014, compared to $28 million for the first six months of 2013 and $39 million for the full year of 2013. Annualized net charge offs as a percent of average loans for the first six months of 2014 were 0.10%, compared to 0.36% for the first six months of 2013 and 0.25% for the full year of 2013. At June 30, 2014, the allowance for credit losses (which includes the allowance for loan losses and the allowance for unfunded commitments) was $292 million, compared to $300 million at June 30, 2013 and $290 million at December 31, 2013. The ratio of the allowance for loan losses to total loans at June 30, 2014, was 1.59%, compared to 1.76% at June 30, 2013 and 1.69% at December 31, 2013. Nonaccrual loans at June 30, 2014 were $179 million, compared to $217 million at June 30, 2013, and $185 million at December 31, 2013. See Tables 7 and 8.

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

Noninterest Income

Noninterest income for the first half of 2014 was $146 million, down $21 million (12%) from the first half of 2013, primarily due to declines in net mortgage banking income as refinancing activity has drastically slowed. For the second half of 2014, the Corporation expects noninterest income to be in line with the first half of 2014.

TABLE 3

Noninterest Income

($ in Thousands)

	2nd Qtr	2nd Qtr	Dollar	Percent	YTD	YTD	Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
Trust service fees	$12,017	$11,405	$612	5.4%	$23,728	$22,315	$1,413	6.3%
Service charges on deposit accounts	17,412	17,443	(31)	(0.2)	33,812	34,272	(460)	(1.3)
Card-based and other nondeposit fees	12,577	12,591	(14)	(0.1)	25,086	24,541	545	2.2
Insurance commissions	13,651	9,631	4,020	41.7	25,968	21,394	4,574	21.4
Brokerage and annuity commissions	4,520	3,688	832	22.6	8,553	7,204	1,349	18.7

Core fee-based revenue	60,177	54,758	5,419	9.9	117,147	109,726	7,421	6.8
Mortgage banking income	8,457	15,399	(6,942)	(45.1)	17,387	32,937	(15,550)	(47.2)
Mortgage servicing rights expense	3,095	(3,864)	6,959	(180.1)	5,664	(4,091)	9,755	(238.5)

Mortgage banking, net	5,362	19,263	(13,901)	(72.2)	11,723	37,028	(25,305)	(68.3)
Capital market fees, net	2,099	5,074	(2,975)	(58.6)	4,421	7,657	(3,236)	(42.3)
Bank owned life insurance (“BOLI”) income	3,011	3,281	(270)	(8.2)	7,331	6,251	1,080	17.3
Other	665	1,944	(1,279)	(65.8)	3,107	4,522	(1,415)	(31.3)

Subtotal	71,314	84,320	(13,006)	(15.4)	143,729	165,184	(21,455)	(13.0)
Asset gains (losses), net	899	(44)	943	N/M	1,627	792	835	105.4
Investment securities gains, net	34	34	—	—	412	334	78	23.4

Total noninterest income	$72,247	$84,310	$(12,063)	(14.3)%	$145,768	$166,310	$(20,542)	(12.4)%

N/M—Not meaningful.

Core fee-based revenue was $117 million, an increase of $7 million (7%) versus the first half of 2013. Trust service fees were $24 million for the first half of 2014, up $1 million (6%) from the first half of 2013. The market value of assets under management at June 30, 2014 and 2013 was $7.7 billion and $6.9 billion, respectively. Insurance commissions were $26 million, up $5 million (21%) from the first half of 2013, primarily due to a $3 million reserve established in 2013 related to third party insurance products sold in prior years. Brokerage and annuity commissions were up $1 million (19%) between the comparable six month periods of 2014 and 2013, primarily due to increased brokerage sales. All remaining core-fee based revenue categories on a combined basis were relatively unchanged.

Net mortgage banking income was $12 million for the first half of 2014 and $37 million for the first half of 2013. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage loan repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income decreased $16 million compared to the first half of 2013, due to lower gains on sales (down $13 million) and a $9 million reduction in the fair value of the mortgage derivatives, partially offset by a $6 million favorable change in the mortgage loan repurchase reserve provision. See Note 12 “Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning the mortgage loan repurchase reserve. Secondary mortgage production was $479 million for the first half of 2014 and $1.5 billion for the first half of 2013.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $10 million higher than the comparable six-month period in 2013, with a $13 million lower recovery of the valuation reserve, partially offset by a $3 million reduction in amortization due to slower prepayments. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7 “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Net capital market fees decreased $3 million primarily due to the change in the credit risk of interest-rate related derivative instruments. Bank owned life insurance income was $7 million, up $1 million from the first half of 2013 primarily due to death benefits received during the first half of 2014. All remaining noninterest income categories on a combined basis were $5 million, down 9% from the comparable six month period last year.

Noninterest Expense

Noninterest expense was $336 million for the first half of 2014, relatively unchanged (down 0.2%) from the comparable period in 2013. For 2014, the Corporation expects flat year over year noninterest expense with continued focus on efficiency initiatives.

TABLE 4

Noninterest Expense

($ in Thousands)

	2nd Qtr	2nd Qtr	Dollar	Percent	YTD	YTD	Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
Personnel expense	$97,793	$99,791	$(1,998)	(2.0)%	$195,491	$197,698	$(2,207)	(1.1)%
Occupancy	13,785	14,305	(520)	(3.6)	29,345	29,967	(622)	(2.1)
Equipment	6,227	6,462	(235)	(3.6)	12,503	12,629	(126)	(1.0)
Technology	14,594	12,651	1,943	15.4	27,318	24,159	3,159	13.1
Business development and advertising	5,077	5,028	49	1.0	10,139	9,565	574	6.0
Other intangible asset amortization	991	1,011	(20)	(2.0)	1,982	2,022	(40)	(2.0)
Loan expense	3,620	3,044	576	18.9	6,407	6,328	79	1.2
Legal and professional fees	4,436	5,483	(1,047)	(19.1)	8,624	10,828	(2,204)	(20.4)
Losses other than loans	381	499	(118)	(23.6)	925	883	42	4.8
Foreclosure / OREO expense	1,575	2,302	(727)	(31.6)	3,471	4,724	(1,253)	(26.5)
FDIC expense	4,945	4,395	550	12.5	9,946	9,827	119	1.2
Other	14,501	13,725	776	5.7	29,432	27,681	1,751	6.3

Total noninterest expense	$167,925	$168,696	$(771)	(0.5)%	$335,583	$336,311	$(728)	(0.2)%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $195 million for the first half of 2014, down $2 million (1%) from the first half of 2013. Average full-time equivalent employees were 4,474 for the first half of 2014, down 7% from 4,816 for the first half of 2013. Salary-related expenses increased $3 million (2%). This increase was primarily the result of higher compensation and performance based incentives. Fringe benefit expenses were down $5 million (14%) versus the first half of 2013, primarily due to a decrease in health insurance costs.

Nonpersonnel noninterest expenses on a combined basis were $140 million, up $1 million (1%) from the first half of 2013. Technology was up $3 million (13%), as we continue to invest in solutions that will drive operational efficiency. Legal and professional fees for the first half of 2014 were $9 million, down $2 million (20%) from the first half of 2013 due to a decrease in consultant costs. All remaining noninterest expense categories on a combined basis were relatively unchanged (up 0.5%) compared to the first half of 2013.

Income Taxes

The Corporation recognized income tax expense of $42 million for the first half of 2014, compared to income tax expense of $44 million for the first half of 2013. The effective tax rate was 31.60% for the first half of 2014, compared to an effective tax rate of 31.57% for the first half of 2013.

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

Balance Sheet

At June 30, 2014, total assets were $25.7 billion, up $1.5 billion (6%) from December 31, 2013. Loans of $17.0 billion at June 30, 2014 were up $1.1 billion (7%) from December 31, 2013, with increases in commercial loans of $901 million and residential mortgage loans of $297 million, partially offset by continued run off in home equity and installment balances of $50 million. On June 30, 2014, the Corporation purchased a 45% participation interest in the outstanding loan balances (totaling $99 million) of the Associated Bank branded credit card portfolio from Elan / US Bank for $108 million. The purchase premium will be amortized over 5 years and the Corporation will continue to participate on a pro-rata basis with Elan / US Bank in all revenues, credit losses, and outstanding loan balances going forward. See section “Credit Risk” for a detailed discussion of the changes in the loan portfolio and the related credit risk management for each loan type. Investment securities were $5.8 billion at June 30, 2014, an increase of $327 million (6%) from year-end 2013.

At June 30, 2014, total deposits of $17.3 billion were relatively unchanged from December 31, 2013 (up less than 1%). Short and long-term funding increased $1.4 billion (38%) since year-end 2013, including an increase of $1.6 billion in short-term funding (primarily short-term FHLB advances to fund loan growth as deposits were relatively unchanged), partially offset by a decrease of $155 million in long-term funding due to the early retirement of $155 million of senior notes in February 2014.

Since June 30, 2013, loans increased $1.3 billion (8%), with commercial loans up $935 million and residential mortgage loans up $601 million, offset by a $238 million decline in home equity and installment loan balances. Deposits increased $184 million (1%) since June 30, 2013, primarily in money market accounts. Short and long-term funding increased $1.9 billion, including a $2.3 billion increase in long-term funding as the Corporation took advantage of favorable interest rates on five year, putable, variable rate FHLB advances, partially offset by a $427 million reduction in short-term funding.

TABLE 5

Period End Loan Composition

($ in Thousands)

	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial and industrial	$5,616,205	33%	$5,222,141	32%	$4,822,680	31%	$4,703,056	30%	$4,752,838	30%
Commercial real estate—owner occupied	1,070,463	7	1,098,089	7	1,114,715	7	1,147,352	8	1,174,866	8
Lease financing	51,873	—	52,500	—	55,483	—	51,727	—	55,084	—

Commercial and business lending	6,738,541	40	6,372,730	39	5,992,878	38	5,902,135	38	5,982,788	38
Commercial real estate—investor	2,990,732	17	3,001,219	18	2,939,456	18	2,847,152	18	3,010,992	19
Real estate construction	1,000,421	6	969,617	6	896,248	6	834,744	5	800,569	5

Commercial real estate lending	3,991,153	23	3,970,836	24	3,835,704	24	3,681,896	23	3,811,561	24

Total commercial	10,729,694	63	10,343,566	63	9,828,582	62	9,584,031	61	9,794,349	62
Home equity revolving lines of credit	866,042	5	856,679	5	874,840	5	875,703	6	888,162	6
Home equity loans first liens	659,598	4	705,835	4	742,120	5	794,912	5	863,779	5
Home equity loans junior liens	187,732	1	199,488	1	208,054	1	220,763	1	234,292	2

Home equity	1,713,372	10	1,762,002	10	1,825,014	11	1,891,378	12	1,986,233	13
Installment and credit cards	469,203	3	393,321	3	407,074	3	420,268	3	434,029	3
Residential mortgage	4,132,783	24	3,942,555	24	3,835,591	24	3,690,177	24	3,531,988	22

Total consumer	6,315,358	37	6,097,878	37	6,067,679	38	6,001,823	39	5,952,250	38

Total loans	$17,045,052	100%	$16,441,444	100%	$15,896,261	100%	$15,585,854	100%	$15,746,599	100%

Farmland	$8,475	—%	$8,286	—%	$8,591	—%	$14,278	1%	$14,867	1%
Multi-family	951,698	32	965,568	32	951,348	33	896,819	31	965,373	32
Non-owner occupied	2,030,559	68	2,027,365	68	1,979,517	67	1,936,055	68	2,030,752	67

Commercial real estate—investor	$2,990,732	100%	$3,001,219	100%	$2,939,456	100%	$2,847,152	100%	$3,010,992	100%

1-4 family construction	$293,361	29%	$273,470	28%	$259,031	29%	$248,294	30%	$238,336	30%
All other construction	707,060	71	696,147	72	637,217	71	586,450	70	562,233	70

Real estate construction	$1,000,421	100%	$969,617	100%	$896,248	100%	$834,744	100%	$800,569	100%

Credit Risk

Total loans were $17.0 billion at June 30, 2014, an increase of $1.1 billion or 7% from December 31, 2013. Commercial and business loans were $6.7 billion, up $746 million (12%) from December 31, 2013, to represent 40% of total loans at June 30, 2014. Commercial real estate totaled $4.0 billion at June 30, 2014 and represented 23% of total loans, an increase of $155 million (4%) from December 31, 2013. Consumer loans were $6.3 billion, up $248 million (4%) from December 31, 2013, and represented 37% of total loans at June 30, 2014.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2013 and the first six months of 2014. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $6.7 billion at June 30, 2014, up $746 million (12%) since year-end 2013. The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. At June 30, 2014, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 9% of total loans and 22% of the total commercial and business loan portfolio. The next largest industry group within the commercial and business loan category was the wholesale trade sector, which represented 4% of total loans and 11% of the total commercial and business loan portfolio at June 30, 2014. The remaining portfolio is spread over a diverse range of industries, none of which exceeds 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $4.0 billion at June 30, 2014, up $155 million (4%) from December 31, 2013. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $3.0 billion at June 30, 2014, an increase of $51 million (2%) from December 31, 2013. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multi-family projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multi-family projects. Credit risk is managed in a similar manner to commercial and business loans by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were $1.0 billion, an increase of $104 million (12%) compared to December 31, 2013. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multi-family projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Consumer loans totaled $6.3 billion at June 30, 2014, up $248 million (4%) compared to December 31, 2013. Loans in this classification include residential mortgage, home equity, installment loans and credit cards. Residential mortgage loans totaled $4.1 billion at June 30, 2014, up $297 million (8%) from December 31, 2013. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. private mortgage insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The Corporation also retains a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At June 30, 2014, the residential mortgage portfolio was comprised of $1.4 billion of fixed-rate residential real estate mortgages and $2.7 billion of adjustable-rate residential real estate mortgages.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

Home equity totaled $1.7 billion at June 30, 2014, down $111 million (6%) compared to December 31, 2013, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Home equity balances declined as customers continued to deleverage and refinance into lower-priced, first lien residential mortgage loans. Loans and lines in a junior position at June 30, 2014 included approximately 34% for which the Corporation also owned or serviced the related first lien loan and approximately 66% where the Corporation did not service the related first lien loan.

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

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 670. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required. As of June 30, 2014, approximately 39% of the home equity loan first liens have a remaining maturity of more than 10 years. Home equity lines are variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at June 30, 2014, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

	$ in Thousands	% to Total
Home Equity Lines of Credit—Revolving Period End Dates
2014 - 2015	$6,145	1%
2016 - 2017	4,245	<1%
2018 - 2020	36,133	4%
2021 - 2025	238,304	28%
2026 and later	581,215	67%

Total home equity revolving lines of credit	$866,042	100%

Installment and credit cards totaled $469 million at June 30, 2014 up $62 million (15%) compared to December 31, 2013, and consist of student loans, short-term and other personal installment loans and credit cards. The Corporation had $309 million and $330 million of student loans at June 30, 2014 and December 31, 2013, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2014, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Noninterest-bearing demand	$4,211,057	24%	$4,478,981	26%	$4,626,312	27%	$4,453,663	24%	$4,259,776	25%
Savings	1,275,493	7	1,252,669	7	1,159,512	7	1,195,944	7	1,211,567	7
Interest-bearing demand	2,918,900	17	3,084,457	18	2,889,705	17	2,735,529	15	2,802,277	17
Money market	7,348,650	43	7,069,173	40	6,906,442	40	8,199,281	45	7,040,317	41
Brokered CDs	44,809	—	51,235	—	50,450	—	56,024	—	59,206	—
Other time	1,517,350	9	1,573,412	9	1,634,746	9	1,697,467	9	1,759,293	10

Total deposits	$17,316,259	100%	$17,509,927	100%	$17,267,167	100%	$18,337,908	100%	$17,132,436	100%
Customer repo sweeps	489,886		548,179		419,247		515,555		489,700

Total customer funding	489,886		548,179		419,247		515,555		489,700

Total deposits and customer funding	$17,806,145		$18,058,106		$17,686,414		$18,853,463		$17,622,136

Network transaction deposits included above in interest-bearing demand and money market	$2,238,923		$2,141,976		$1,936,403		$2,222,810		$2,135,306
Total network transaction deposits and Brokered CDs	2,283,732		2,193,211		1,986,853		2,278,834		2,194,512
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$15,522,413		$15,864,895		$15,699,561		$16,574,629		$15,427,624

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

The methodology used for the allowance for loan losses at June 30, 2014 and December 31, 2013 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

The methodology used for the allowance for unfunded commitments at June 30, 2014 and December 31, 2013 was also generally comparable. Management evaluated the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan.

At June 30, 2014, the allowance for credit losses was $292 million compared to $300 million at June 30, 2013, and $290 million at December 31, 2013. At June 30, 2014, the allowance for loan losses to total loans was 1.59% and covered 152% of nonaccrual loans, compared to 1.76% and 127%, respectively, at June 30, 2013, and 1.69% and 145%, respectively, at December 31, 2013. The ratio of net charge offs to average loans on an annualized basis was 0.10%, 0.36%, and 0.25% for the six months ended June 30, 2014, and 2013, and the full year 2013, respectively. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures.

Management believes the level of allowance for credit losses to be appropriate at June 30, 2014 and December 31, 2013. For the remainder of 2014, the Corporation expects the provision for credit losses will grow based on expected loan growth and other factors.

TABLE 7

Allowance for Credit Losses

($ in Thousands)

	At and For the Six Months Ended				At and For the Year
	June 30,				Ended December 31,
	2014		2013		2013
Allowance for Loan Losses:
Balance at beginning of period	$268,315		$297,409		$297,409
Provision for loan losses	11,500		8,000		10,000
Charge offs	(20,468)		(49,032)		(88,061)
Recoveries	12,504		20,841		48,967

Net charge offs	(7,964)		(28,191)		(39,094)

Balance at end of period	$271,851		$277,218		$268,315

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900		$21,800		$21,800
Provision for unfunded commitments	(1,500)		600		100

Balance at end of period	$20,400		$22,400		$21,900

Allowance for credit losses (A)	$292,251		$299,618		$290,215
Provision for credit losses (B)	$10,000		$8,600		$10,100
Net loan charge offs:	(C	)	(C	)	(C	)
Commercial and industrial	$1,348	[5]	$2,173	[10]	$6,281	[14]
Commercial real estate—owner occupied	(674	)(13)	3,092	[53]	6,135	[53]
Lease financing	29	[11]	4	[1]	(12	)(2)

Commercial and business lending	703	[2]	5,269	[19]	12,404	[21]
Commercial real estate—investor	(1,270	)(9)	3,162	[22]	2,885	[10]
Real estate construction	908	[20]	1,297	[36]	(2,136	)(27)

Commercial real estate lending	(362	)(2)	4,459	[25]	749	[2]

Total commercial	341	[1]	9,728	[21]	13,153	[14]
Home equity revolving lines of credit	2,562	[60]	6,127	136	7,860	[88]
Home equity loans first liens	854	[24]	1,719	[37]	2,655	[31]
Home equity loans junior liens	1,807	183	3,991	319	5,902	250

Home equity	5,223	[60]	11,837	114	16,417	[82]
Installment and credit cards	360	[18]	243	[11]	(244	)(6)
Residential mortgage	2,040	[10]	6,383	[35]	9,768	[26]

Total consumer	7,623	[25]	18,463	[60]	25,941	[42]

Total net charge offs	$7,964	[10]	$28,191	[36]	$39,094	[25]

CRE & Construction Net Charge Off Detail:	(C	)	(C	)	(C	)
Farmland	$—		$366	N/M	$366	252
Multi-family	(67	)(1)	409	[9]	499	[5]
Non-owner occupied	(1,203	)(12)	2,387	[24]	2,020	[10]

Commercial real estate—investor	$(1,270	)(9)	$3,162	[22]	$2,885	[10]

1-4 family construction	$(117	)(8)	$(208	)(20)	$(3,796	)(163)
All other construction	1,025	[32]	1,505	[58]	1,660	[30]

Real estate construction	$908	[20]	$1,297	[36]	$(2,136	)(27)

(A) – Includes the allowance for loan losses and the allowance for unfunded commitments.
(B) – Includes the provision for loan losses and the provision for unfunded commitments.
(C) – Annualized ratio of net charge offs to average loans by loan type in basis points.
N/M—Not meaningful.

Ratios:
Allowance for loan losses to total loans	1.59%		1.76%		1.69%
Allowance for loan losses to net charge offs (annualized)	16.9	x	4.9	x	6.9	x

TABLE 7 (continued)

Allowance for Credit Losses

($ in Thousands)

Quarterly Trends:	June 30,		March 31,		December 31,		September 30,		June 30,
	2014		2014		2013		2013		2013
Allowance for Loan Losses:
Balance at beginning of period	$267,916		$268,315		$271,724		$277,218		$286,923
Provision for loan losses	6,500		5,000		2,000		—		4,000
Charge offs	(9,107)		(11,361)		(18,742)		(20,288)		(21,904)
Recoveries	6,542		5,962		13,333		14,794		8,199

Net charge offs	(2,565)		(5,399)		(5,409)		(5,494)		(13,705)

Balance at end of period	$271,851		$267,916		$268,315		$271,724		$277,218

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900		$21,900		$21,600		$22,400		$21,100
Provision for unfunded commitments	(1,500)		—		300		(800)		1,300

Balance at end of period	$20,400		$21,900		$21,900		$21,600		$22,400

Allowance for credit losses (A)	$292,251		$289,816		$290,215		$293,324		$299,618
Provision for credit losses (B)	$5,000		$5,000		$2,300		$(800)		$5,300
Net loan charge offs:	(C	)	(C	)	(C	)	(C	)	(C	)
Commercial and industrial	$(1,377	)(10)	$2,725	[22]	$4,555	[38]	$(447	)(4)	$1,477	[13]
Commercial real estate—owner occupied	(550	)(20)	(124	)(5)	967	[34]	2,076	[72]	1,574	[54]
Lease financing	29	[22]	—		(16	)(12)	—		16	[12]

Commercial and business lending	(1,898	)(12)	2,601	[17]	5,506	[37]	1,629	[11]	3,067	[21]
Commercial real estate—investor	(239	)(3)	(1,031	)(14)	137	[2]	(414	)(6)	2,999	[41]
Real estate construction	795	[33]	113	[5]	(3,130	)(145)	(303	)(15)	(95	)(5)

Commercial real estate lending	556	[6]	(918	)(10)	(2,993	)(32)	(717	)(8)	2,904	[31]

Total commercial	(1,342	)(5)	1,683	[7]	2,513	[10]	912	[4]	5,971	[25]
Home equity revolving lines of credit	1,380	[64]	1,182	[55]	966	[44]	767	[34]	2,512	112
Home equity loans first liens	448	[26]	406	[23]	372	[19]	564	[27]	954	[42]
Home equity loans junior liens	948	196	859	171	1,111	205	800	140	2,034	336

Home equity	2,776	[64]	2,447	[55]	2,449	[52]	2,131	[44]	5,500	108
Installment and credit cards	247	[25]	113	[11]	(611	)(59)	124	[11]	66	[6]
Residential mortgage	884	[9]	1,156	[12]	1,058	[11]	2,327	[25]	2,168	[24]

Total consumer	3,907	[25]	3,716	[25]	2,896	[19]	4,582	[30]	7,734	[50]

Total net charge offs	$2,565	[6]	$5,399	[14]	$5,409	[14]	$5,494	[14]	$13,705	[35]

CRE & Construction Net Charge Off Detail:	(C	)	(C	)	(C	)	(C	)	(C	)
Farmland	$—		—		—		—		(32	)(84)
Multi-family	(18	)(1)	(49	)(2)	(37	)(2)	127	[5]	942	[40]
Non-owner occupied	(221	)(4)	(982	)(20)	174	[4]	(541	)(11)	2,089	[42]

Commercial real estate—investor	$(239	)(3)	(1,031	)(14)	137	[2]	(414	)(6)	2,999	[41]

1-4 family construction	$4	[1]	(121	)(18)	(2,684	)(413)	(904	)(143)	(349	)(62)
All other construction	791	[48]	234	[15]	(446	)(29)	601	[41]	254	[19]

Real estate construction	$795	[33]	113	[5]	(3,130	)(145)	(303	)(15)	(95	)(5)

(A)	– Includes the allowance for loan losses and the allowance for unfunded commitments.
(B)	– Includes the provision for loan losses and the provision for unfunded commitments.
(C)	– Annualized ratio of net charge offs to average loans by loan type in basis points.

TABLE 8

Nonperforming Assets

($ in Thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Nonperforming assets by type:
Commercial and industrial	$40,846	$38,488	$37,719	$36,105	$30,302
Commercial real estate—owner occupied	31,725	26,735	29,664	28,301	24,003
Lease financing	1,541	172	69	99	72

Commercial and business lending	74,112	65,395	67,452	64,505	54,377
Commercial real estate—investor	28,135	33,611	37,596	49,841	60,780
Real estate construction	6,988	6,667	6,467	18,670	21,419

Commercial real estate lending	35,123	40,278	44,063	68,511	82,199

Total commercial	109,235	105,673	111,515	133,016	136,576
Home equity revolving lines of credit	10,056	10,356	11,883	11,991	12,940
Home equity loans first liens	4,634	5,341	6,135	6,131	7,898
Home equity loans junior liens	6,183	6,788	7,149	7,321	7,296

Home equity	20,873	22,485	25,167	25,443	28,134
Installment and credit cards	771	915	1,114	1,269	1,533
Residential mortgage	48,347	48,905	47,632	47,866	51,250

Total consumer	69,991	72,305	73,913	74,578	80,917

Total nonaccrual loans (“NALs”)	179,226	177,978	185,428	207,594	217,493
Commercial real estate owned	9,498	8,224	8,359	10,003	11,696
Residential real estate owned	6,182	6,313	5,217	8,975	9,087
Bank properties real estate owned	2,049	4,636	4,542	6,099	6,624

Other real estate owned (“OREO”)	17,729	19,173	18,118	25,077	27,407

Total nonperforming assets (“NPAs”)	$196,955	$197,151	$203,546	$232,671	$244,900

Commercial real estate & Real estate construction NALs detail:
Farmland	$—	$—	$—	$109	$70
Multi-family	3,929	3,713	3,782	5,260	6,726
Non-owner occupied	24,206	29,898	33,814	44,472	53,984

Commercial real estate—investor	$28,135	$33,611	$37,596	$49,841	$60,780

1-4 family construction	$1,843	$1,900	$1,915	$12,654	$14,222
All other construction	5,145	4,767	4,552	6,016	7,197

Real estate construction	$6,988	$6,667	$6,467	$18,670	$21,419

Accruing loans past due 90 days or more:
Commercial	$289	$16	$1,199	$1,198	$770
Consumer	1,487	707	1,151	865	778

Total accruing loans past due 90 days or more	$1,776	$723	$2,350	$2,063	$1,548

Restructured loans (accruing):
Commercial	$83,999	$88,329	$94,265	$86,468	$87,970
Consumer	30,382	28,595	29,720	30,575	31,096

Total restructured loans (accruing)	$114,381	$116,924	$123,985	$117,043	$119,066

Nonaccrual restructured loans (included in nonaccrual loans)	$72,388	$74,231	$59,585	$69,311	$70,354
Ratios:
Nonaccrual loans to total loans	1.05%	1.08%	1.17%	1.33%	1.38%
NPAs to total loans plus OREO	1.15%	1.20%	1.28%	1.49%	1.55%
NPAs to total assets	0.77%	0.79%	0.84%	0.98%	1.04%
Allowance for loan losses to NALs	151.68%	150.53%	144.70%	130.89%	127.46%
Allowance for loan losses to total loans	1.59%	1.63%	1.69%	1.74%	1.76%

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Loans 30-89 days past due by type:
Commercial and industrial	$2,519	$4,126	$6,826	$6,518	$8,516
Commercial real estate—owner occupied	6,323	5,342	3,106	8,505	8,105
Lease financing	556	567	—	1,000	57

Commercial and business lending	9,398	10,035	9,932	16,023	16,678
Commercial real estate—investor	2,994	7,188	23,215	21,747	18,269
Real estate construction	258	679	1,954	820	797

Commercial real estate lending	3,252	7,867	25,169	22,567	19,066

Total commercial	12,650	17,902	35,101	38,590	35,744
Home equity revolving lines of credit	6,986	5,344	6,728	6,318	7,739
Home equity loans first liens	1,685	1,469	1,110	1,376	1,857
Home equity loans junior liens	2,138	3,006	2,842	2,206	2,709

Home equity	10,809	9,819	10,680	9,900	12,305
Installment and credit cards	1,734	1,269	1,150	1,170	1,434
Residential mortgage	7,070	4,498	6,118	6,722	9,920

Total consumer	19,613	15,586	17,948	17,792	23,659

Total loans past due 30-89 days	$32,263	$33,488	$53,049	$56,382	$59,403

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$—	$—	$—	$—	$455
Multi-family	—	2,524	14,755	216	14,533
Non-owner occupied	2,994	4,664	8,460	21,531	3,281

Commercial real estate—investor	$2,994	$7,188	$23,215	$21,747	$18,269

1-4 family construction	$242	$327	$987	$579	$449
All other construction	16	352	967	241	348

Real estate construction	$258	$679	$1,954	$820	$797

Potential problem loans by type:
Commercial and industrial	$187,251	$109,027	$113,669	$112,947	$127,382
Commercial real estate—owner occupied	57,757	64,785	56,789	61,256	75,074
Lease financing	2,280	3,065	1,784	207	279

Commercial and business lending	247,288	176,877	172,242	174,410	202,735
Commercial real estate—investor	31,903	34,790	52,429	87,526	89,342
Real estate construction	4,473	4,870	5,263	7,540	9,184

Commercial real estate lending	36,376	39,660	57,692	95,066	98,526

Total commercial	283,664	216,537	229,934	269,476	301,261
Home equity revolving lines of credit	277	310	303	170	308
Home equity loans first liens	—	—	—	—	—
Home equity loans junior liens	822	741	1,810	2,067	2,307

Home equity	1,099	1,051	2,113	2,237	2,615
Installment and credit cards	844	—	50	67	83
Residential mortgage	2,445	2,091	3,312	5,342	5,917

Total consumer	4,388	3,142	5,475	7,646	8,615

Total potential problem loans	$288,052	$219,679	$235,409	$277,122	$309,876

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

Nonaccrual loans were $179 million at June 30, 2014, compared to $217 million at June 30, 2013 and $185 million at December 31, 2013. Total nonaccrual loans were down $38 million (18%) since June 30, 2013, and decreased $6 million (3%) from December 31, 2013. The ratio of nonaccrual loans to total loans was 1.05% at June 30, 2014, compared to 1.38% at June 30, 2013 and 1.17% at December 31, 2013. The Corporation’s allowance for loan losses to nonaccrual loans was 152% at June 30, 2014, up from 127% at June 30, 2013 and 145% at December 31, 2013, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2014, accruing loans 90 days or more past due totaled $2 million, relatively unchanged from both June 30, 2013 and December 31, 2013.

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

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for credit losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At June 30, 2014, potential problem loans totaled $288 million, compared to $310 million at June 30, 2013 and $235 million at December 31, 2013, respectively. The increase in potential problem loans from December 31, 2013 was primarily due to the downgrade of several shared national credits in second quarter of 2014.

Other Real Estate Owned: Other real estate owned was $18 million at June 30, 2014, compared to $27 million at June 30, 2013 and $18 million at December 31, 2013, respectively. Write-downs on other real estate owned were $1 million and $2 million for the first six months of 2014 and 2013, respectively, and $4 million for the full year 2013. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At June 30, 2014, the Corporation was in compliance with its internal liquidity policies.

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

June 30, 2014
	Moody’s	S&P	DBRS
Bank short-term	P2	—	R2H
Bank long-term	A3	BBB+	BBBH
Corporation short-term	P2	—	R2M
Corporation long-term	Baa1	BBB	BBB
Outlook	Stable	Stable	POS

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has filed a shelf registration with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies. The Parent Company has also filed a universal shelf registration statement, under which the Parent Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, $78 million was outstanding at June 30, 2014.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $127 million during the first six months of 2014 from subsidiaries.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank ($3.8 billion of Federal Home Loan Bank advances were outstanding at June 30, 2014). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2014, the majority of investment securities are classified as available for sale, with only a portion of municipal securities (less than $250 million) classified as held to maturity. Of the $5.8 billion investment securities portfolio at June 30, 2014, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.8 billion could be pledged or sold to enhance liquidity, if necessary.

For the six months ended June 30, 2014, net cash provided by operating activities and financing activities was $117 million and $1.4 billion, respectively, while net cash used in investing activities was $1.5 billion, for a net increase in cash and cash equivalents of $44 million since year-end 2013. During the first six months of 2014, loans increased $1.1 billion and investment securities increased $327 million. On the funding side, deposits increased $49 million and short-term funding increased $1.6 billion, while long-term funding decreased $155 million.

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

The resulting simulations for June 30, 2014, and December 31, 2013 projected that net interest income would increase by approximately 1.1% and 0.4%, respectively, if rates rose instantaneously by a 100 bp shock and projected that net interest income would increase by approximately 2.5% and 0.9%, respectively, if rates rose instantaneously by a 200 bp shock. As of June 30, 2014, the simulations of earnings results were within the limits of the Corporation’s interest rate risk policy.

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

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation assumption set. These potentially mitigating factors include future balance sheet growth, changes in yield curve relationships, and changing product spreads. As of June 30, 2014, the projected changes for the market value of equity were within the limits of the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2014, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at June 30, 2014, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments

	One Year	One to	Three to	Over
	or Less	Three Years	Five Years	Five Years	Total
	($ in Thousands)
Time deposits	$1,036,874	$328,849	$189,219	$7,217	$1,562,159
Short-term funding	2,337,171	—	—	—	2,337,171
Long-term funding	2	431,588	2,500,000	219	2,931,809
Operating leases	10,699	21,505	17,759	33,206	83,169
Commitments to extend credit	3,351,765	1,592,173	1,330,657	126,659	6,401,254

Total	$6,736,511	$2,374,115	$4,037,635	$167,301	$13,315,562

Capital

Stockholders’ equity at June 30, 2014 was $2.9 billion, up slightly ($39 million) from December 31, 2013. At June 30, 2014, stockholders’ equity included $10 million of accumulated other comprehensive income compared to $24 million of accumulated other comprehensive loss at December 31, 2013. Cash dividends of $0.18 per share were paid in the first half of 2014 and $0.16 per share were paid in the first half of 2013. The ratio of total stockholders’ equity to assets was 11.39% and 11.93% at June 30, 2014 and December 31, 2013, respectively.

During the first half of 2014, 4.0 million shares were repurchased for $69 million (or an average cost per common share of $17.27), while during the full year 2013, 7.7 million shares were repurchased for $120 million (or an average cost per common share of $15.57). The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation totaling approximately $4 million (215,900 shares at an average cost per common share of $16.44) during the first half of 2014, compared to repurchases of shares for minimum tax withholding settlements on equity compensation totaling approximately $3 million (239,215 shares at an average cost per common share of $14.00) for the full year 2013. At June 30, 2014, the Corporation had $146 million remaining under repurchase authorizations previously approved by the Board of Directors. See section “Recent Developments” for additional information on the July 2014 common stock repurchases. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the second quarter of 2014. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Total stockholders’ equity	$2,929,946	$2,901,024	$2,891,290	$2,872,282	$2,876,976
Tangible stockholders’ equity(1)	1,991,576	1,961,663	1,950,938	1,930,919	1,934,603
Tier 1 capital(2)	1,980,675	1,973,240	1,975,182	1,966,797	1,957,146
Tier 1 common equity(3)	1,919,651	1,912,083	1,913,320	1,904,060	1,893,875
Tangible common equity(1)	1,930,552	1,900,505	1,889,076	1,868,182	1,871,331
Total risk-based capital(2)	2,205,423	2,187,637	2,184,884	2,198,219	2,190,127
Tangible assets(1)	24,789,416	23,866,836	23,286,568	22,747,312	22,674,571
Risk weighted assets(2)	17,911,201	17,075,004	16,694,148	16,358,823	16,479,374
Market capitalization	2,883,398	2,907,877	2,829,640	2,545,053	2,578,765

Book value per common share	$17.99	$17.64	$17.40	$17.10	$16.97
Tangible book value per common share	12.11	11.80	11.62	11.37	11.28
Cash dividend per common share	0.09	0.09	0.09	0.08	0.08
Stock price at end of period	18.08	18.06	17.40	15.49	15.55
Low closing price for the period	16.82	15.58	15.34	15.29	13.81
High closing price for the period	18.39	18.35	17.56	17.60	15.69

Total stockholders’ equity / assets	11.39%	11.69%	11.93%	12.13%	12.18%
Tangible common equity / tangible assets (1)	7.79	7.96	8.11	8.21	8.25
Tangible stockholders’ equity / tangible assets (1)	8.03	8.22	8.38	8.49	8.53
Tier 1 common equity / risk-weighted assets (3)	10.72	11.20	11.46	11.64	11.49
Tier 1 leverage ratio(2)	8.26	8.46	8.70	8.76	8.73
Tier 1 risk-based capital ratio(2)	11.06	11.56	11.83	12.02	11.88
Total risk-based capital ratio(2)	12.31	12.81	13.09	13.44	13.29

Common shares outstanding (period end)	159,480	161,012	162,623	164,303	165,837
Basic common shares outstanding (average)	159,940	161,467	162,611	164,954	166,605
Diluted common shares outstanding (average)	160,838	162,188	163,235	165,443	166,748

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.
(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.
(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

Comparable Second Quarter Results

The Corporation recorded net income of $46 million for the three months ended June 30, 2014, compared to net income of $48 million for the three months ended June 30, 2013. Net income available to common equity was $45 million for the three months ended June 30, 2014, or net income of $0.28 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended June 30, 2013, was $47 million, or net income of $0.28 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the second quarter of 2014 was $173 million, $8 million higher than the second quarter of 2013 (see Table 2). Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $8 million, while changes in the rate environment remained relatively level. The Federal funds target rate was unchanged for both the second quarter of 2014 and the second quarter of 2013. The net interest margin between the comparable quarters was down 8 bp, to 3.08% in the second quarter of 2014. Average earning assets increased $1.6 billion to $22.5 billion in the second quarter of 2014, with average loans up $919 million (predominantly in commercial loans) and investments and other short-term investments up $668 million (predominantly in mortgage related securities). On the funding side, average interest-bearing deposits were up $186 million and average demand deposits decreased $118 million, while average short and long-term funding was up $1.5 billion (mainly due to FHLB advances).

Credit quality continued to improve with nonaccrual loans declining to $179 million (1.05% of total loans) at June 30, 2014, compared to $217 million (1.38% of total loans) at June 30, 2013 (see Table 8). Compared to the second quarter of 2013, potential problem loans were down 7% to $288 million. The provision for credit losses was $5 million for the second quarter of 2014, flat compared to the second quarter of 2013 (see Table 7). Annualized net charge offs represented 0.06% of average loans for the second quarter of 2014 compared to 0.35% for the second quarter of 2013. The allowance for loan losses to loans at June 30, 2014 was 1.59%, compared to 1.76% at June 30, 2013. See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the second quarter of 2014 decreased $12 million (14%) to $72 million versus the second quarter of 2013. Core fee-based revenue increased $5 million primarily in insurance commissions due to a $3 million reserve established in the second quarter of 2013 related to third party insurance products sold in prior years. Net mortgage banking income was $5 million, down $14 million from the second of 2013, predominantly due to a decline in the gain on sales of mortgage loans and changes in the mortgage servicing rights valuation reserve (from an $8 million recovery in the second quarter of 2013 versus none in the second quarter of 2014). Net capital market fees decreased $3 million primarily due to the change in the credit risk of interest related derivative instruments. Other income decreased $1million from the second quarter of 2013 due to one-time charges related to customer reimbursements paid in the second quarter of 2014.

On a comparable quarter basis, noninterest expense decreased $1 million (1%) to $168 million in the second quarter of 2014. Personnel expense decreased $2 million (2%) from the second quarter of 2013, primarily due to lower health insurance expenses (reflecting changes in employee health decisions) and lower pension expense. Legal and professional fees decreased $1 million due to a decrease in consultant costs. Technology increased $2 million as we continue to invest in solutions that will drive operational efficiency.

For the second quarter of 2014, the Corporation recognized income tax expense of $22 million, compared to income tax expense of $23 million for the second quarter of 2013. The effective tax rate was 31.84% and 32.07% for the second quarter of 2014 and the second quarter of 2013, respectively.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
Summary of Operations:
Net interest income	$168,703	$164,973	$167,199	$160,509	$160,182
Provision for credit losses	5,000	5,000	2,300	(800)	5,300
Noninterest income
Trust service fees	12,017	11,711	11,938	11,380	11,405
Service charges on deposit accounts	17,412	16,400	17,330	18,407	17,443
Card-based and other nondeposit fees	12,577	12,509	12,684	12,688	12,591
Insurance commissions	13,651	12,317	11,274	11,356	9,631
Brokerage and annuity commissions	4,520	4,033	3,881	3,792	3,688

Total core fee-based revenue	60,177	56,970	57,107	57,623	54,758
Mortgage banking, net	5,362	6,361	8,277	3,542	19,263
Capital market fees, net	2,099	2,322	2,771	2,652	5,074
BOLI income	3,011	4,320	2,787	2,817	3,281
Asset gains (losses), net	899	728	2,687	1,934	(44)
Investment securities gains (losses), net	34	378	(18)	248	34
Other	665	2,442	2,262	2,100	1,944

Total noninterest income	72,247	73,521	75,873	70,916	84,310
Noninterest expense
Personnel expense	97,793	97,698	101,215	98,102	99,791
Occupancy	13,785	15,560	14,684	14,758	14,305
Equipment	6,227	6,276	6,509	6,213	6,462
Technology	14,594	12,724	12,963	12,323	12,651
Business development and advertising	5,077	5,062	7,834	5,947	5,028
Other intangible asset amortization	991	991	1,011	1,010	1,011
Loan expense	3,620	2,787	3,677	3,157	3,044
Legal and professional fees	4,436	4,188	5,916	3,482	5,483
Losses other than loans	381	544	1,559	(600)	499
Foreclosure / OREO expense	1,575	1,896	2,829	2,515	2,302
FDIC expense	4,945	5,001	4,879	4,755	4,395
Other	14,501	14,931	16,091	13,509	13,725

Total noninterest expense	167,925	167,658	179,167	165,171	168,696
Income tax expense	21,660	20,637	13,847	21,396	22,608

Net income	46,365	45,199	47,758	45,658	47,888
Preferred stock dividends	1,278	1,244	1,273	1,285	1,300

Net income available to common equity	$45,087	$43,955	$46,485	$44,373	$46,588

Taxable equivalent net interest income	$173,360	$169,629	$172,237	$165,457	$165,178
Net interest margin	3.08%	3.12%	3.23%	3.13%	3.16%
Effective tax rate	31.84%	31.35%	22.48%	31.91%	32.07%
Average Balances:
Assets	$24,858,072	$24,213,213	$23,558,725	$23,313,577	$23,306,220
Earning assets	22,537,515	21,892,503	21,242,065	21,039,467	20,951,244
Interest-bearing liabilities	17,711,534	16,962,190	16,135,174	16,010,930	15,988,021
Loans	16,646,389	16,164,617	15,748,284	15,724,365	15,727,807
Deposits	17,172,832	16,990,272	17,881,531	17,609,819	17,105,078
Short and long-term funding	4,612,012	4,138,223	2,606,958	2,665,415	3,074,647
Stockholders’ equity	$2,891,118	$2,888,768	$2,872,638	$2,862,890	$2,920,994

Sequential Quarter Results

The Corporation recorded net income of $46 million for the three months ended June 30, 2014, compared to net income of $45 million for the three months ended March 31, 2014. Net income available to common equity was $45 million for the second quarter of 2014, or net income of $0.28 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2014, was $44 million, or net income of $0.27 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the second quarter of 2014 was $173 million, $4 million higher than the first quarter of 2014, as changes in the balance sheet volume and mix increased taxable equivalent net interest income by $4 million, and changes in the rate environment and product pricing increased net interest income by $1 million, while the day count difference between quarters decreased net interest income by $1 million. The Federal funds target rate was unchanged for both quarters. The net interest margin in the second quarter of 2014 was down 4 bp, to 3.08%. Average earning assets increased $645 million to $22.5 billion in the second quarter of 2014, with average loans up $482 million (predominantly in commercial loans) and average investments and other short-term investments up $163 million (predominantly in mortgage related securities). On the funding side, average short and long-term funding was up $474 million (primarily short-term FHLB advances), while average interest-bearing deposits were up $276 million (primarily money market deposits).

Nonaccrual loans were up slightly, to $179 million (1.05% of total loans) at June 30, 2014, compared to $178 million (1.08% of total loans) at March 31, 2014 (see Table 8). Potential problem loans increased to $288 million, up $68 million from the first quarter of 2014. The provision for credit losses for the second quarter of 2014 was $5 million, flat compared to the first quarter of 2014 (see Table 7). Annualized net charge offs represented 0.06% of average loans for the second quarter of 2014 compared to 0.14% for the first quarter of 2014. The allowance for loan losses to loans at June 30, 2014 was 1.59%, compared to 1.63% at March 31, 2014 (see Table 8). See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the second quarter of 2014 decreased $1 million (2%) to $72 million versus the first quarter of 2014. Core fee-based revenue increased $3 million (6%) from the first quarter of 2014. All core-based fee revenue categories increased from the first quarter with insurance commissions and service charges on deposit accounts accounting for the majority of the growth. Net mortgage banking income was $5 million, down $1 million (16%) from the first quarter of 2014, predominantly due to a decline in the gain on sales of mortgage loans. Bank owned life insurance income decreased $1 million primarily due to the death benefits received during the first quarter of 2014. Other income decreased $2 million from the first quarter of 2014 primarily due to one-time charges related to some customer reimbursements paid in the second quarter of 2014.

On a sequential quarter basis, noninterest expense remained relatively unchanged at $168 million for both the second quarter and first quarter of 2014. Occupancy expense declined $2 million from the first quarter of 2014 predominantly due to the seasonal decline in contracted services, mainly snow removal. Technology expense increased $2 million from the first quarter of 2014 as we continue to invest in solutions that will drive operational efficiency.

For the second quarter of 2014, the Corporation recognized income tax expense of $22 million, compared to income tax expense of $21 million for the first quarter of 2014. The effective tax rate was 31.84% and 31.35% for the second quarter of 2014 and the first quarter of 2014, respectively.

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

In June 2014, the FASB issued an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

In June 2014, the FASB issued an amendment to clarify the current accounting and disclosures for certain repurchase agreements. The amendments in this Update require two accounting changes: (1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this Update also require additional disclosures for certain transactions on the transfer of financial assets, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment is effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early application is prohibited. The Corporation intends to adopt the accounting standard during the first quarter of 2015, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment is effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). Early application is not permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2017, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

Recent Developments

On July 1, 2014, the Corporation repurchased approximately 1.6 million shares of common stock for $30 million under an accelerated share repurchase program. On July 24, 2014, the Corporation repurchased approximately 3.1 million shares of common stock for $60 million under an accelerated share repurchase program. After these common stock repurchases, the Corporation has $56 million remaining under repurchase authorizations previously approved by the Board of Directors.

On July 22, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.09 per common share, payable on September 15, 2014, to shareholders of record at the close of business on September 2, 2014. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock payable on September 15, 2014, to shareholders of record at the close of business on September 2, 2014. These cash dividends have not been reflected in the accompanying consolidated financial statements.

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

As of June 30, 2014, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

A purported class action lawsuit, Wanda Boone v. Associated Banc-Corp, was filed on April 10, 2014 in the United States District Court for the Eastern District of Wisconsin. The lawsuit claims that loan coordinators employed by the Bank were not compensated for all hours worked, including the payment of overtime, in violation of the Fair Labor Standards Act of 1938 and Wisconsin wage laws. The lawsuit seeks monetary damages and attorneys’ fees. The Corporation filed a motion to dismiss on June 5, 2014. On July 29, 2014, the parties entered into a Joint Stipulation to Dismiss Case which provided for the dismissal of the case with prejudice. As part of the resolution of this matter, the Corporation made an immaterial payment to the plaintiff.

The Bank entered into a Stipulation and Consent Order for a Civil Money Penalty with the Office of the Comptroller of the Currency (the “OCC”) dated June 26, 2014, which provides for the payment by the Bank of a civil money penalty of $500,000. The civil money penalty, which was paid in June 2014, relates to BSA/AML deficiencies which were the subject of a Consent Order dated February 23, 2012. The Consent Order was subsequently terminated in March, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the second quarter of 2014. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document. See section, “Recent Developments” for additional information on the July 2014 common stock repurchases.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
April 1, 2014—April 30, 2014	1,643,161	$17.36	1,643,161	—
May 1, 2014—May 31, 2014	85,861	17.36	85,861	—
June 1, 2014—June 30, 2014	—	—	—	—

Total	1,729,022	$17.36	1,729,022	8,069,799

(a)	During the second quarter of 2014, the Corporation repurchased 24,870 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On July 23, 2013, the Board of Directors authorized the Corporation to repurchase up to an aggregate amount of $120 million of common stock, of which, $26 million remained available to repurchase as of June 30, 2014. On March 18, 2014, the Board of Directors also authorized the repurchase of up to an additional $120 million of common stock, which is in addition to the $26 million remaining under the July 2013 common stock repurchase authorization. Using the closing stock price on June 30, 2014 of $18.08, a total of approximately 8.1 million common shares remained available to be repurchased under both authorizations as of June 30, 2014.

ITEM 6. Exhibits

(a)	Exhibits:

Exhibit (10.1), Form of Restricted Stock Agreement.

Exhibit (10.2), Form of Restricted Stock Unit Agreement.

Exhibit (11), Statement regarding computation of per-share earnings. See Note 3 of the notes to consolidated financial statements in Part I Item 1.

Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer.

Exhibit (31.2), Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: August 4, 2014	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: August 4, 2014	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer