Form 10-Q
period 2014-09-30
ASSOCIATED BANC-CORP
filed 2014-10-31
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 30, 2014, was 151,985,246.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements:

ASSOCIATED BANC-CORP

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$381,287	$455,482
Interest-bearing deposits in other financial institutions	74,945	126,018
Federal funds sold and securities purchased under agreements to resell	18,320	20,745
Investment securities held to maturity, at amortized cost	301,941	175,210
Investment securities available for sale, at fair value	5,345,422	5,250,585
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	188,875	181,249
Loans held for sale	141,672	64,738
Loans	17,159,090	15,896,261
Allowance for loan losses	(266,262)	(268,315)

Loans, net	16,892,828	15,627,946
Premises and equipment, net	272,283	270,890
Goodwill	929,168	929,168
Other intangible assets, net	69,201	74,464
Trading assets	34,005	43,728
Other assets	1,003,875	1,006,697

Total assets	$25,653,822	$24,226,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,302,454	$4,626,312
Interest-bearing deposits	13,898,804	12,640,855

Total deposits	18,201,258	17,267,167
Federal funds purchased and securities sold under agreements to repurchase	765,641	475,442
Other short-term funding	664,539	265,484
Long-term funding	2,931,547	3,087,267
Trading liabilities	36,003	46,470
Accrued expenses and other liabilities	185,256	193,800

Total liabilities	22,784,244	21,335,630
Stockholders’ equity
Preferred equity	61,024	61,862
Common stock	1,719	1,750
Surplus	1,583,032	1,617,990
Retained earnings	1,466,525	1,392,508
Accumulated other comprehensive loss	(1,725)	(24,244)
Treasury stock, at cost	(240,997)	(158,576)

Total stockholders’ equity	2,869,578	2,891,290

Total liabilities and stockholders’ equity	$25,653,822	$24,226,920

Preferred shares issued	62,689	63,549
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	171,888,747	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	15,126,171	10,874,182

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$152,030	$146,219	$442,046	$438,642
Interest and dividends on investment securities
Taxable	25,037	21,544	77,403	64,603
Tax exempt	7,483	6,711	21,484	20,461
Other interest	1,503	1,260	4,814	3,740

Total interest income	186,053	175,734	545,747	527,446
INTEREST EXPENSE
Interest on deposits	6,621	7,617	18,975	23,927
Interest on Federal funds purchased and securities sold under agreements to repurchase	390	308	1,001	1,051
Interest on other short-term funding	233	434	629	1,291
Interest on long-term funding	6,179	6,866	18,836	22,833

Total interest expense	13,423	15,225	39,441	49,102

NET INTEREST INCOME	172,630	160,509	506,306	478,344
Provision for credit losses	1,000	(800)	11,000	7,800

Net interest income after provision for credit losses	171,630	161,309	495,306	470,544
NONINTEREST INCOME
Trust service fees	12,218	11,380	35,946	33,695
Service charges on deposit accounts	17,961	18,407	51,773	52,679
Card-based and other nondeposit fees	12,407	12,688	37,493	37,229
Insurance commissions	7,860	11,356	33,828	32,750
Brokerage and annuity commissions	4,040	3,792	12,593	10,996
Mortgage banking, net	6,669	3,542	18,392	40,570
Capital market fees, net	2,939	2,652	7,360	10,309
Bank owned life insurance income	3,506	2,817	10,837	9,068
Asset gains, net	4,934	1,934	6,561	2,726
Investment securities gains, net	57	248	469	582
Other	2,317	2,100	5,424	6,622

Total noninterest income	74,908	70,916	220,676	237,226
NONINTEREST EXPENSE
Personnel expense	97,650	98,102	293,141	295,800
Occupancy	13,743	14,758	43,088	44,725
Equipment	6,133	6,213	18,636	18,842
Technology	13,573	12,323	40,891	36,482
Business development and advertising	7,467	5,947	17,606	15,512
Other intangible asset amortization	990	1,010	2,972	3,032
Loan expense	3,813	3,157	10,220	9,485
Legal and professional fees	4,604	3,482	13,228	14,310
Losses other than loans	677	(600)	1,602	283
Foreclosure / OREO expense	2,083	2,515	5,554	7,239
FDIC expense	6,859	4,755	16,805	14,582
Other	14,261	13,509	43,693	41,190

Total noninterest expense	171,853	165,171	507,436	501,482

Income before income taxes	74,685	67,054	208,546	206,288
Income tax expense	24,478	21,396	66,775	65,354

Net income	50,207	45,658	141,771	140,934
Preferred stock dividends	1,255	1,285	3,777	3,885

Net income available to common equity	$48,952	$44,373	$137,994	$137,049

Earnings per common share:
Basic	$0.31	$0.27	$0.86	$0.82
Diluted	$0.31	$0.27	$0.85	$0.82
Average common shares outstanding:
Basic	155,925	164,954	159,090	166,586
Diluted	156,991	165,443	159,993	166,760

See accompanying notes to consolidated financial statements.

ITEM 1: Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Thousands)
Net income	$50,207	$45,658	$141,771	$140,934
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(20,123)	(20,558)	36,061	(142,318)
Reclassification adjustment for net gains realized in net income	(57)	(248)	(469)	(582)
Income tax (expense) benefit	7,757	8,031	(13,684)	55,169

Other comprehensive income (loss) on investment securities available for sale	(12,423)	(12,775)	21,908	(87,731)
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	15	17	45	52
Amortization of actuarial losses	317	1,073	949	3,218
Income tax expense	(128)	(420)	(383)	(1,262)

Other comprehensive income on pension and postretirement obligations	204	670	611	2,008

Total other comprehensive income (loss)	(12,219)	(12,105)	22,519	(85,723)

Comprehensive income	$37,988	$33,553	$164,290	$55,211

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2012	$63,272	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399
Comprehensive income:
Net income	—	—	—	140,934	—	—	140,934
Other comprehensive loss	—	—	—	—	(85,723)	—	(85,723)

Comprehensive income							55,211

Common stock issued:
Stock-based compensation plans, net	—	—	564	(17,057)	—	23,368	6,875
Purchase of treasury stock	—	—	—	—	—	(93,294)	(93,294)
Cash dividends:
Common stock, $0.24 per share	—	—	—	(40,223)	—	—	(40,223)
Preferred stock	—	—	—	(3,885)	—	—	(3,885)
Purchase of preferred stock	(535)	—	—	(82)	—	—	(617)
Stock-based compensation expense, net	—	—	11,368	—	—	—	11,368
Tax benefit of stock options	—	—	448	—	—	—	448

Balance, September 30, 2013	$62,737	$1,750	$1,614,516	$1,361,498	$(37,120)	$(131,099)	$2,872,282

Balance, December 31, 2013	$61,862	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290
Comprehensive income:
Net income	—	—	—	141,771	—	—	141,771
Other comprehensive income	—	—	—	—	22,519	—	22,519

Comprehensive income							164,290

Common stock issued:
Stock-based compensation plans, net	—	—	1,863	(20,556)	—	29,824	11,131
Purchase of common stock returned to authorized but unissued	—	(31)	(50,467)	—	—	50,498	—
Purchase of treasury stock	—	—	—	—	—	(162,743)	(162,743)
Cash dividends:
Common stock, $0.27 per share	—	—		(43,299)	—	—	(43,299)
Preferred stock	—	—	—	(3,777)	—	—	(3,777)
Purchase of preferred stock	(838)	—	—	(122)	—	—	(960)
Stock-based compensation expense, net	—	—	12,462	—	—	—	12,462
Tax benefit of stock options	—	—	1,184	—	—	—	1,184

Balance, September 30, 2014	$61,024	$1,719	$1,583,032	$1,466,525	$(1,725)	$(240,997)	$2,869,578

See accompanying notes to consolidated financial statements.

ITEM 1. Financial Statements Continued:

ASSOCIATED BANC-CORP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$141,771	$140,934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,000	7,800
Depreciation and amortization	38,023	36,738
Recovery of valuation allowance on mortgage servicing rights, net	(89)	(14,097)
Amortization of mortgage servicing rights	8,224	12,479
Amortization of other intangible assets	2,972	3,032
Amortization and accretion on earning assets, funding, and other, net	21,647	36,973
Tax impact of stock based compensation	1,184	448
Gain on sales of investment securities, net	(469)	(582)
Gain on sales of assets and impairment write-downs, net	(6,561)	(2,726)
Gain on mortgage banking activities, net	(11,668)	(31,539)
Mortgage loans originated and acquired for sale	(777,532)	(1,977,357)
Proceeds from sales of mortgage loans held for sale	735,565	2,152,286
Pension contributions	(21,270)	(28,000)
(Increase) decrease in interest receivable	(3,301)	739
Decrease in interest payable	(6,451)	(8,293)
Net change in other assets and other liabilities	(2,333)	42,721

Net cash provided by operating activities	130,712	371,556

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,292,718)	(233,755)
Purchases of:
Available for sale securities	(808,899)	(1,305,155)
Held to maturity securities	(126,602)	(85,453)
FHLB stock	(7,626)	(28,520)
Premises, equipment, and software, net of disposals	(35,507)	(49,139)
Other assets	(2,460)	(1,401)
Proceeds from:
Sales of available for sale securities	101,987	135,809
Prepayments, calls, and maturities of available for sale securities	620,606	1,082,290
Prepayments, calls, and maturities of held to maturity securities	6,170	—
FHLB stock	—	14,399
Prepayments, calls, and maturities of other assets	29,136	30,857

Net cash used in investing activities	(1,515,913)	(440,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	934,091	1,398,043
Net increase (decrease) in short-term funding	689,254	(700,059)
Repayment of long-term funding	(155,058)	(400,156)
Purchase of preferred stock	(960)	(617)
Cash dividends on common stock	(43,299)	(40,223)
Cash dividends on preferred stock	(3,777)	(3,885)
Purchase of treasury stock	(162,743)	(93,294)

Net cash provided by financing activities	1,257,508	159,809

Net increase (decrease) in cash and cash equivalents	(127,693)	91,297
Cash and cash equivalents at beginning of period	602,245	737,873

Cash and cash equivalents at end of period	$474,552	$829,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,026	$57,310
Cash paid for income taxes	57,167	29,700
Loans and bank premises transferred to other real estate owned	17,125	21,962
Capitalized mortgage servicing rights	5,844	15,968

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

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2014	2013	2014	2013
	(In Thousands, except per share data)
Net income	$50,207	$45,658	$141,771	$140,934
Preferred stock dividends	(1,255)	(1,285)	(3,777)	(3,885)

Net income available to common equity	$48,952	$44,373	$137,994	$137,049

Common shareholder dividends	(13,983)	(13,167)	(42,864)	(39,849)
Dividends on unvested share-based payment awards	(140)	(100)	(435)	(374)

Undistributed earnings	$34,829	$31,106	$94,695	$96,826

Undistributed earnings allocated to common shareholders	34,481	30,873	93,862	96,112
Undistributed earnings allocated to unvested share-based payment awards	348	233	833	714

Undistributed earnings	$34,829	$31,106	$94,695	$96,826

Basic
Distributed earnings to common shareholders	$13,983	$13,167	$42,864	$39,849
Undistributed earnings allocated to common shareholders	34,481	30,873	93,862	96,112

Total common shareholders earnings, basic	$48,464	$44,040	$136,726	$135,961

Diluted
Distributed earnings to common shareholders	$13,983	$13,167	$42,864	$39,849
Undistributed earnings allocated to common shareholders	34,481	30,873	93,862	96,112

Total common shareholders earnings, diluted	$48,464	$44,040	$136,726	$135,961

Weighted average common shares outstanding	155,925	164,954	159,090	166,586
Effect of dilutive common stock awards	1,066	489	903	174

Diluted weighted average common shares outstanding	156,991	165,443	159,993	166,760
Basic earnings per common share	$0.31	$0.27	$0.86	$0.82

Diluted earnings per common share	$0.31	$0.27	$0.85	$0.82

Options to purchase approximately 2 million and 3 million shares were outstanding for the three and nine months ended September 30, 2014, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 3 million shares were outstanding for both the three and nine months ended September 30, 2013, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 4: Stock-Based Compensation

At September 30, 2014, the Corporation had one stock-based compensation plan, the 2013 Incentive Compensation Plan. All stock options granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date.

The Corporation also issues restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”) under this plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions primarily lapse over three or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement. The plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirement meets the early retirement or normal retirement definitions under the plan (“retirement eligible colleagues”).

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Beginning with the 2014 grants, expenses related to stock options and restricted stock are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2014 and full year 2013.

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

A summary of the Corporation’s stock option activity for the year ended December 31, 2013 and for the nine months ended September 30, 2014, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	14.02
Exercised	(642,202)	13.43
Forfeited or expired	(985,092)	21.49

Outstanding at December 31, 2013	8,034,243	$18.37	6.03	$20,838

Options exercisable at December 31, 2013	4,923,720	$21.48	4.62	8,580

Outstanding at December 31, 2013	8,034,243	$18.37
Granted	1,389,452	17.45
Exercised	(754,470)	13.74
Forfeited or expired	(589,238)	24.36

Outstanding at September 30, 2014	8,079,987	$18.21	6.12	$17,762

Options exercisable at September 30, 2014	5,225,930	$19.78	4.79	11,624

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2013, and for the nine months ended September 30, 2014.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	4,036,595	$5.11
Granted	1,020,979	3.80
Vested	(1,680,981)	5.10
Forfeited	(266,070)	5.05

Nonvested at December 31, 2013	3,110,523	$4.69

Granted	1,389,452	3.00
Vested	(1,492,733)	4.95
Forfeited	(153,185)	4.41

Nonvested at September 30, 2014	2,854,057	$3.75

The intrinsic value of stock options exercised for the nine months ended September 30, 2014 was $3 million and $2 million for the year ended December 31, 2013, respectively. The total fair value of stock options that vested was $7 million for the first nine months of 2014 and $9 million for the year ended December 31, 2013. For the nine months ended September 30, 2014 and 2013, the Corporation recognized compensation expense for the vesting of stock options of $5 million and $6 million, respectively. For the full year 2013, the Corporation recognized compensation expense of $8 million for the vesting of stock options. Included in compensation expense for 2014 was approximately $250,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2014, the Corporation had $6 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.

The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2013, and for the nine months ended September 30, 2014.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	932,425	$13.60
Granted	1,276,868	14.03
Vested	(626,480)	13.68
Forfeited	(71,048)	13.92

Outstanding at December 31, 2013	1,511,765	$13.92

Granted	1,158,711	17.41
Vested	(526,784)	14.13
Forfeited	(124,222)	15.06

Outstanding at September 30, 2014	2,019,470	$15.80

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 to executive officers will vest ratably over a three year period, while restricted stock awards granted during 2014 will vest ratably over a four year period. Restricted stock awards granted to non-executives during 2014 and 2013 will vest ratably over a four year period. Expense for restricted stock awards of approximately $8 million and $6 million was recognized for the nine months ended September 30, 2014 and 2013, respectively. The Corporation recognized approximately $7 million of expense for restricted stock awards for the full year 2013. Included in compensation expense for 2014 was approximately $1.1 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $24 million of unrecognized compensation costs related to restricted stock awards at September 30, 2014 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.

The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

NOTE 5: Investment Securities

The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

September 30, 2014:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$—	$(3)	$996
Obligations of state and political subdivisions (municipal securities)	588,255	26,229	(48)	614,436
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,725,218	59,047	(43,225)	3,741,040
Private-label	2,475	9	(2)	2,482
GNMA commercial mortgage-related securities	1,007,068	1,751	(28,217)	980,602
Other securities (debt and equity)	5,806	60	—	5,866

Total investment securities available for sale	$5,329,821	$87,096	$(71,495)	$5,345,422

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$301,941	$6,875	$(934)	$307,882

Total investment securities held to maturity	$301,941	$6,875	$(934)	$307,882

December 31, 2013:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	653,758	23,855	(1,533)	676,080
Residential mortgage-related securities:
GSE	3,855,467	61,542	(78,579)	3,838,430
Private-label	3,035	16	(37)	3,014
GNMA commercial mortgage-related securities	673,555	1,764	(27,842)	647,477
Asset-backed securities (1)	23,049	10	—	23,059
Other securities (debt and equity)	60,711	855	(43)	61,523

Total investment securities available for sale	$5,270,576	$88,043	$(108,034)	$5,250,585

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$175,210	$401	$(5,722)	$169,889

Total investment securities held to maturity	$175,210	$401	$(5,722)	$169,889

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

The amortized cost and fair values of investment securities available for sale and held to maturity at September 30, 2014, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$28,053	$28,232	$—	$—
Due after one year through five years	224,059	236,326	765	774
Due after five years through ten years	333,788	347,187	105,931	106,998
Due after ten years	9,142	9,480	195,245	200,110

Total debt securities	595,042	621,225	301,941	307,882
Residential mortgage-related securities:
GSE	3,725,218	3,741,040	—	—
Private-label	2,475	2,482	—	—
GNMA commercial mortgage-related securities	1,007,068	980,602	—	—
Equity securities	18	73	—	—

Total investment securities	$5,329,821	$5,345,422	$301,941	$307,882

Ratio of Fair Value to Amortized Cost		100.3%		102.0%

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014.

	Less than 12 months			12 months or more			Total
September 30, 2014:	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	1	$(3)	$996	—	$—	$—	$(3)	$996
Obligations of state and political subdivisions (municipal securities)	5	(1)	$1,799	13	(47)	$5,647	(48)	$7,446
Residential mortgage-related securities:
GSE	30	(1,472)	331,085	64	(41,753)	1,389,945	(43,225)	1,721,030
Private-label	1	(1)	1,889	2	(1)	30	(2)	1,919
GNMA commercial mortgage-related securities	12	(1,927)	363,315	15	(26,290)	390,443	(28,217)	753,758

Total		$(3,404)	$699,084		$(68,091)	$1,786,065	$(71,495)	$2,485,149

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	39	$(55)	$14,443	119	$(879)	$55,522	$(934)	$69,965

Total		$(55)	$14,443		$(879)	$55,522	$(934)	$69,965

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2014 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to private-label residential mortgage-related securities as well as residential mortgage-related securities issued by government-sponsored enterprises such as the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage-related securities relate to securities issued by GNMA. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The improvement in the unrealized loss position of the investment securities portfolio was due to a reduction in the overall level of interest rates from December 31, 2013 to September 30, 2014, as well as spread compression on mortgage-related and municipal securities, which increased the fair value of investment securities.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities for the year ended December 31, 2013 and the nine months ended September 30, 2014, respectively.

	Private-label Mortgage-Related Securities	Trust Preferred Debt Securities	Total
	($ in Thousands)
Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)
Reduction due to credit impaired securities sold	532	57	589

Balance of credit-related other-than-temporary impairment at December 31, 2013	$—	$(6,279)	$(6,279)
Reduction due to credit impaired securities sold or abandoned	—	6,279	6,279

Balance of credit-related other-than-temporary impairment at September 30, 2014	$—	$—	$—

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $118 million at September 30, 2014 and $110 million at December 31, 2013 and Federal Reserve Bank stock of $71 million at both September 30, 2014 and December 31, 2013.

NOTE 6: Loans, Allowance for Credit Losses, and Credit Quality

The period end loan composition was as follows.

	September 30,	December 31,
	2014	2013
	($ in Thousands)
Commercial and industrial	$5,603,899	$4,822,680
Commercial real estate - owner occupied	1,014,335	1,114,715
Lease financing	52,600	55,483

Commercial and business lending	6,670,834	5,992,878
Commercial real estate - investor	3,043,361	2,939,456
Real estate construction	982,426	896,248

Commercial real estate lending	4,025,787	3,835,704

Total commercial	10,696,621	9,828,582
Home equity	1,676,525	1,825,014
Installment and credit cards	459,682	407,074
Residential mortgage	4,326,262	3,835,591

Total consumer	6,462,469	6,067,679

Total loans	$17,159,090	$15,896,261

A summary of the changes in the allowance for credit losses was as follows.

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$268,315	$297,409
Provision for loan losses	8,500	10,000
Charge offs	(35,318)	(88,061)
Recoveries	24,765	48,967

Net charge offs	(10,553)	(39,094)

Balance at end of period	$266,262	$268,315

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900	$21,800
Provision for unfunded commitments	2,500	100

Balance at end of period	$24,400	$21,900

Allowance for Credit Losses	$290,662	$290,215

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

The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. The determination of the appropriate level of the allowance for unfunded commitments is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the allowance for unfunded commitments are included in provision for credit losses in the consolidated statements of income. See Note 12 for additional information on the allowance for unfunded commitments.

A summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315
Provision for loan losses	18,700	1,098	777	(14,292)	(3,831)	1,278	3,486	1,284	8,500
Charge offs	(11,421)	(2,963)	(29)	(4,358)	(1,761)	(9,713)	(1,751)	(3,322)	(35,318)
Recoveries	9,501	1,427	6	9,693	503	2,546	481	608	24,765

Balance at Sep 30, 2014	$121,281	$19,038	$2,361	$49,199	$18,329	$26,307	$4,632	$25,115	$266,262

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$14,006	$1,672	$735	$1,829	$1,140	$11	$—	$588	$19,981
Ending balance impaired loans collectively evaluated for impairment	$3,590	$2,404	$4	$2,429	$1,021	$12,480	$339	$11,503	$33,770

Total impaired loans	$17,596	$4,076	$739	$4,258	$2,161	$12,491	$339	$12,091	$53,751
Ending balance all other loans collectively evaluated for impairment	$103,685	$14,962	$1,622	$44,941	$16,168	$13,816	$4,293	$13,024	$212,511

Total	$121,281	$19,038	$2,361	$49,199	$18,329	$26,307	$4,632	$25,115	$266,262

Loans:
Ending balance impaired loans individually evaluated for impairment	$45,242	$17,927	$1,938	$21,204	$6,026	$1,025	$—	$10,390	$103,752
Ending balance impaired loans collectively evaluated for impairment	$42,856	$17,987	$9	$28,342	$2,966	$30,818	$1,759	$60,252	$184,989

Total impaired loans	$88,098	$35,914	$1,947	$49,546	$8,992	$31,843	$1,759	$70,642	$288,741
Ending balance all other loans collectively evaluated for impairment	$5,515,801	$978,421	$50,653	$2,993,815	$973,434	$1,644,682	$457,923	$4,255,620	$16,870,349

Total	$5,603,899	$1,014,335	$52,600	$3,043,361	$982,426	$1,676,525	$459,682	$4,326,262	$17,159,090

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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment	Residential mortgage	Total
Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	12,930	(1,778)	(1,429)	(2,140)	541	(8,213)	(2,127)	12,216	10,000
Charge offs	(35,146)	(6,474)	(206)	(9,846)	(3,375)	(20,629)	(1,389)	(10,996)	(88,061)
Recoveries	28,865	339	218	6,961	5,511	4,212	1,633	1,228	48,967

Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,994	$1,019	$—	$3,932	$254	$123	$—	$315	$13,637
Ending balance impaired loans collectively evaluated for impairment	$3,923	$1,936	$29	$3,963	$2,162	$13,866	$487	$11,872	$38,238

Total impaired loans	$11,917	$2,955	$29	$7,895	$2,416	$13,989	$487	$12,187	$51,875
Ending balance all other loans collectively evaluated for impairment	$92,584	$16,521	$1,578	$50,261	$21,002	$18,207	$1,929	$14,358	$216,440

Total	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Loans:
Ending balance impaired loans individually evaluated for impairment	$29,343	$24,744	$—	$32,367	$3,777	$929	$—	$10,526	$101,686
Ending balance impaired loans collectively evaluated for impairment	$40,893	$17,929	$69	$50,175	$6,483	$33,871	$1,360	$56,947	$207,727

Total impaired loans	$70,236	$42,673	$69	$82,542	$10,260	$34,800	$1,360	$67,473	$309,413
Ending balance all other loans collectively evaluated for impairment	$4,752,444	$1,072,042	$55,414	$2,856,914	$885,988	$1,790,214	$405,714	$3,768,118	$15,586,848

Total	$4,822,680	$1,114,715	$55,483	$2,939,456	$896,248	$1,825,014	$407,074	$3,835,591	$15,896,261

The following table presents commercial loans by credit quality indicator at September 30, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,268,521	$113,864	$133,416	$88,098	$5,603,899
Commercial real estate - owner occupied	900,306	29,107	49,008	35,914	1,014,335
Lease financing	45,506	1,360	3,787	1,947	52,600

Commercial and business lending	6,214,333	144,331	186,211	125,959	6,670,834
Commercial real estate - investor	2,930,817	34,524	28,474	49,546	3,043,361
Real estate construction	967,914	3,293	2,227	8,992	982,426

Commercial real estate lending	3,898,731	37,817	30,701	58,538	4,025,787

Total commercial	$10,113,064	$182,148	$216,912	$184,497	$10,696,621

The following table presents commercial loans by credit quality indicator at December 31, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$4,485,160	$153,615	$113,669	$70,236	$4,822,680
Commercial real estate - owner occupied	959,849	55,404	56,789	42,673	1,114,715
Lease financing	52,733	897	1,784	69	55,483

Commercial and business lending	5,497,742	209,916	172,242	112,978	5,992,878
Commercial real estate - investor	2,740,255	64,230	52,429	82,542	2,939,456
Real estate construction	877,911	2,814	5,263	10,260	896,248

Commercial real estate lending	3,618,166	67,044	57,692	92,802	3,835,704

Total commercial	$9,115,908	$276,960	$229,934	$205,780	$9,828,582

The following table presents consumer loans by credit quality indicator at September 30, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,633,033	$10,738	$911	$31,843	$1,676,525
Installment and credit cards	456,101	1,818	4	1,759	459,682
Residential mortgage	4,250,223	3,231	2,166	70,642	4,326,262

Total consumer	$6,339,357	$15,787	$3,081	$104,244	$6,462,469

The following table presents consumer loans by credit quality indicator at December 31, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,777,421	$10,680	$2,113	$34,800	$1,825,014
Installment	404,514	1,150	50	1,360	407,074
Residential mortgage	3,758,688	6,118	3,312	67,473	3,835,591

Total consumer	$5,940,623	$17,948	$5,475	$103,633	$6,067,679

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

The following table presents loans by past due status at September 30, 2014.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$2,035	$1,912	$269	$4,216	$5,548,540	$5,552,756
Commercial real estate - owner occupied	1,024	1,651	—	2,675	987,320	989,995
Lease financing	—	—	—	—	50,653	50,653

Commercial and business lending	3,059	3,563	269	6,891	6,586,513	6,593,404
Commercial real estate - investor	15,869	—	—	15,869	3,002,386	3,018,255
Real estate construction	299	100	—	399	973,840	974,239

Commercial real estate lending	16,168	100	—	16,268	3,976,226	3,992,494

Total commercial	19,227	3,663	269	23,159	10,562,739	10,585,898
Home equity	7,999	2,739	—	10,738	1,644,526	1,655,264
Installment and credit cards	1,106	712	1,369	3,187	455,842	459,029
Residential mortgage	2,944	287	52	3,283	4,271,478	4,274,761

Total consumer	12,049	3,738	1,421	17,208	6,371,846	6,389,054

Total accruing loans	$31,276	$7,401	$1,690	$40,367	$16,934,585	$16,974,952

Nonaccrual loans
Commercial and industrial	$2,061	$1,254	$7,633	$10,948	$40,195	$51,143
Commercial real estate - owner occupied	429	582	10,159	11,170	13,170	24,340
Lease financing	—	—	550	550	1,397	1,947

Commercial and business lending	2,490	1,836	18,342	22,668	54,762	77,430
Commercial real estate - investor	140	685	8,418	9,243	15,863	25,106
Real estate construction	64	56	1,061	1,181	7,006	8,187

Commercial real estate lending	204	741	9,479	10,424	22,869	33,293

Total commercial	2,694	2,577	27,821	33,092	77,631	110,723
Home equity	1,606	2,067	10,607	14,280	6,981	21,261
Installment and credit cards	57	49	138	244	409	653
Residential mortgage	3,934	2,657	22,117	28,708	22,793	51,501

Total consumer	5,597	4,773	32,862	43,232	30,183	73,415

Total nonaccrual loans **	$8,291	$7,350	$60,683	$76,324	$107,814	$184,138

Total loans
Commercial and industrial	$4,096	$3,166	$7,902	$15,164	$5,588,735	$5,603,899
Commercial real estate - owner occupied	1,453	2,233	10,159	13,845	1,000,490	1,014,335
Lease financing	—	—	550	550	52,050	52,600

Commercial and business lending	5,549	5,399	18,611	29,559	6,641,275	6,670,834
Commercial real estate - investor	16,009	685	8,418	25,112	3,018,249	3,043,361
Real estate construction	363	156	1,061	1,580	980,846	982,426

Commercial real estate lending	16,372	841	9,479	26,692	3,999,095	4,025,787

Total commercial	21,921	6,240	28,090	56,251	10,640,370	10,696,621
Home equity	9,605	4,806	10,607	25,018	1,651,507	1,676,525
Installment and credit cards	1,163	761	1,507	3,431	456,251	459,682
Residential mortgage	6,878	2,944	22,169	31,991	4,294,271	4,326,262

Total consumer	17,646	8,511	34,283	60,440	6,402,029	6,462,469

Total loans	$39,567	$14,751	$62,373	$116,691	$17,042,399	$17,159,090

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at September 30, 2014 (the same as the reported balances for the accruing loans noted above).
**	The percent of nonaccrual loans which are current was 59% at September 30, 2014.

The following table presents loans by past due status at December 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due *	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$3,390	$3,436	$1,199	$8,025	$4,776,936	$4,784,961
Commercial real estate - owner occupied	1,015	2,091	—	3,106	1,081,945	1,085,051
Lease financing	—	—	—	—	55,414	55,414

Commercial and business lending	4,405	5,527	1,199	11,131	5,914,295	5,925,426
Commercial real estate - investor	9,081	14,134	—	23,215	2,878,645	2,901,860
Real estate construction	836	1,118	—	1,954	887,827	889,781

Commercial real estate lending	9,917	15,252	—	25,169	3,766,472	3,791,641

Total commercial	14,322	20,779	1,199	36,300	9,680,767	9,717,067
Home equity	8,611	2,069	346	11,026	1,788,821	1,799,847
Installment	885	265	637	1,787	404,173	405,960
Residential mortgage	5,253	865	168	6,286	3,781,673	3,787,959

Total consumer	14,749	3,199	1,151	19,099	5,974,667	5,993,766

Total accruing loans	$29,071	$23,978	$2,350	$55,399	$15,655,434	$15,710,833

Nonaccrual loans
Commercial and industrial	$998	$1,764	$9,765	$12,527	$25,192	$37,719
Commercial real estate - owner occupied	2,482	1,724	11,125	15,331	14,333	29,664
Lease financing	—	—	69	69	—	69

Commercial and business lending	3,480	3,488	20,959	27,927	39,525	67,452
Commercial real estate - investor	3,408	899	20,466	24,773	12,823	37,596
Real estate construction	2,376	—	2,267	4,643	1,824	6,467

Commercial real estate lending	5,784	899	22,733	29,416	14,647	44,063

Total commercial	9,264	4,387	43,692	57,343	54,172	111,515
Home equity	1,725	1,635	14,331	17,691	7,476	25,167
Installment	129	24	289	442	672	1,114
Residential mortgage	3,199	3,257	26,201	32,657	14,975	47,632

Total consumer	5,053	4,916	40,821	50,790	23,123	73,913

Total nonaccrual loans**	$14,317	$9,303	$84,513	$108,133	$77,295	$185,428

Total loans
Commercial and industrial	$4,388	$5,200	$10,964	$20,552	$4,802,128	$4,822,680
Commercial real estate - owner occupied	3,497	3,815	11,125	18,437	1,096,278	1,114,715
Lease financing	—	—	69	69	55,414	55,483

Commercial and business lending	7,885	9,015	22,158	39,058	5,953,820	5,992,878
Commercial real estate - investor	12,489	15,033	20,466	47,988	2,891,468	2,939,456
Real estate construction	3,212	1,118	2,267	6,597	889,651	896,248

Commercial real estate lending	15,701	16,151	22,733	54,585	3,781,119	3,835,704

Total commercial	23,586	25,166	44,891	93,643	9,734,939	9,828,582
Home equity	10,336	3,704	14,677	28,717	1,796,297	1,825,014
Installment	1,014	289	926	2,229	404,845	407,074
Residential mortgage	8,452	4,122	26,369	38,943	3,796,648	3,835,591

Total consumer	19,802	8,115	41,972	69,889	5,997,790	6,067,679

Total loans	$43,388	$33,281	$86,863	$163,532	$15,732,729	$15,896,261

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2013 (the same as the reported balances for the accruing loans noted above).
**	The percent of nonaccrual loans which are current was 42% at December 31, 2013.

The following table presents impaired loans at September 30, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized(a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$74,410	$76,852	$17,596	$74,470	$2,548
Commercial real estate - owner occupied	23,250	25,849	4,076	24,412	585
Lease financing	1,946	1,946	739	2,074	—

Commercial and business lending	99,606	104,647	22,411	100,956	3,133
Commercial real estate - investor	38,566	42,836	4,258	40,288	988
Real estate construction	5,778	8,576	2,161	6,702	158

Commercial real estate lending	44,344	51,412	6,419	46,990	1,146

Total commercial	143,950	156,059	28,830	147,946	4,279
Home equity	30,996	34,392	12,491	31,842	1,105
Installment and credit cards	1,759	1,979	339	1,864	41
Residential mortgage	62,916	67,457	12,091	63,920	1,526

Total consumer	95,671	103,828	24,921	97,626	2,672

Total loans	$239,621	$259,887	$53,751	$245,572	$6,951

Loans with no related allowance
Commercial and industrial	$13,688	$21,230	$—	$16,781	$46
Commercial real estate - owner occupied	12,664	14,996	—	13,775	36
Lease financing	1	—	—	—	—

Commercial and business lending	26,353	36,226	—	30,556	82
Commercial real estate - investor	10,980	17,169	—	12,556	133
Real estate construction	3,214	3,904	—	3,313	—

Commercial real estate lending	14,194	21,073	—	15,869	133

Total commercial	40,547	57,299	—	46,425	215
Home equity	847	859	—	864	15
Installment and credit cards	—	—	—	—	—
Residential mortgage	7,726	7,845	—	7,774	104

Total consumer	8,573	8,704	—	8,638	119

Total loans	$49,120	$66,003	$—	$55,063	$334

Total
Commercial and industrial	$88,098	$98,082	$17,596	$91,251	$2,594
Commercial real estate - owner occupied	35,914	40,845	4,076	38,187	621
Lease financing	1,947	1,946	739	2,074	—

Commercial and business lending	125,959	140,873	22,411	131,512	3,215
Commercial real estate - investor	49,546	60,005	4,258	52,844	1,121
Real estate construction	8,992	12,480	2,161	10,015	158

Commercial real estate lending	58,538	72,485	6,419	62,859	1,279

Total commercial	184,497	213,358	28,830	194,371	4,494
Home equity	31,843	35,251	12,491	32,706	1,120
Installment and credit cards	1,759	1,979	339	1,864	41
Residential mortgage	70,642	75,302	12,091	71,694	1,630

Total consumer	104,244	112,532	24,921	106,264	2,791

Total loans(b)	$288,741	$325,890	$53,751	$300,635	$7,285

(a)	Interest income recognized included $4 million of interest income recognized on accruing restructured loans for the nine months ended September 30, 2014.
(b)	The implied fair value mark on all impaired loans at September 30, 2014, was 72% of their unpaid principal balance. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

The following table presents impaired loans at December 31, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,857	$65,443	$11,917	$61,000	$1,741
Commercial real estate - owner occupied	22,651	25,072	2,955	24,549	995
Lease financing	69	69	29	76	—

Commercial and business lending	80,577	90,584	14,901	85,625	2,736
Commercial real estate - investor	64,647	68,228	7,895	68,776	2,735
Real estate construction	8,815	12,535	2,416	9,796	236

Commercial real estate lending	73,462	80,763	10,311	78,572	2,971

Total commercial	154,039	171,347	25,212	164,197	5,707
Home equity	34,707	40,344	13,989	36,623	1,518
Installment	1,360	1,676	487	1,753	100
Residential mortgage	60,157	69,699	12,187	62,211	1,861

Total consumer	96,224	111,719	26,663	100,587	3,479

Total loans	$250,263	$283,066	$51,875	$264,784	$9,186

Loans with no related allowance
Commercial and industrial	$12,379	$19,556	$—	$14,291	$306
Commercial real estate - owner occupied	20,022	22,831	—	20,602	315
Lease financing	—	—	—	—	—

Commercial and business lending	32,401	42,387	—	34,893	621
Commercial real estate - investor	17,895	25,449	—	19,354	130
Real estate construction	1,445	1,853	—	1,576	13

Commercial real estate lending	19,340	27,302	—	20,930	143

Total commercial	51,741	69,689	—	55,823	764
Home equity	93	92	—	94	2
Installment	—	—	—	—	—
Residential mortgage	7,316	8,847	—	7,321	185

Total consumer	7,409	8,939	—	7,415	187

Total loans	$59,150	$78,628	$—	$63,238	$951

Total
Commercial and industrial	$70,236	$84,999	$11,917	$75,291	$2,047
Commercial real estate - owner occupied	42,673	47,903	2,955	45,151	1,310
Lease financing	69	69	29	76	—

Commercial and business lending	112,978	132,971	14,901	120,518	3,357
Commercial real estate - investor	82,542	93,677	7,895	88,130	2,865
Real estate construction	10,260	14,388	2,416	11,372	249

Commercial real estate lending	92,802	108,065	10,311	99,502	3,114

Total commercial	205,780	241,036	25,212	220,020	6,471
Home equity	34,800	40,436	13,989	36,717	1,520
Installment	1,360	1,676	487	1,753	100
Residential mortgage	67,473	78,546	12,187	69,532	2,046

Total consumer	103,633	120,658	26,663	108,002	3,666

Total loans (b)	$309,413	$361,694	$51,875	$328,022	$10,137

(a)	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2013.
(b)	The implied fair value mark on all impaired loans at December 31, 2013, was 71% of their unpaid principal balance. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

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

While an asset is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge off of identified losses, if any) is deemed to be fully collectible. The determination as to the ultimate collectability of the asset’s remaining recorded investment must be supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained repayment performance, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A sustained period of repayment performance generally would be a minimum of six months.

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had a $26 million recorded investment in loans modified in a troubled debt restructuring for the nine months ended September 30, 2014, of which $10 million were in accrual status and $16 million were in nonaccrual pending a sustained period of repayment.

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

	September 30, 2014		December 31, 2013
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$36,956	$4,759	$32,517	$6,900
Commercial real estate - owner occupied	11,574	8,031	13,009	10,999
Commercial real estate - investor	24,439	17,472	44,946	18,069
Real estate construction	805	2,833	3,793	2,065
Home equity	10,582	6,729	9,633	5,419
Installment and credit cards	1,106	230	246	451
Residential mortgage	19,141	23,260	19,841	15,682

Total	$104,603	$63,314	$123,985	$59,585

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and nine months ended September 30, 2014, and the recorded investment and unpaid principal balance as of September 30, 2014.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	10	$7,383	$7,384	13	$7,695	$7,707
Commercial real estate - owner occupied	—	—	—	2	1,123	1,260
Commercial real estate - investor	3	5,603	5,918	4	6,096	6,425
Real estate construction	1	8	8	2	14	14
Home equity	42	1,428	1,486	94	3,407	3,593
Installment and credit cards	2	25	25	3	34	45
Residential mortgage	45	4,057	4,347	85	8,004	8,555

Total	103	$18,504	$19,168	203	$26,373	$27,599

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three and nine months ended September 30, 2013, and the recorded investment and unpaid principal balance as of September 30, 2013.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	19	$5,479	$6,384	58	$11,379	$14,028
Commercial real estate - owner occupied	7	3,373	3,488	17	9,313	9,596
Commercial real estate - investor	10	1,222	1,304	18	5,013	5,320
Real estate construction	3	227	248	9	2,006	2,084
Home equity	16	933	985	74	4,149	4,554
Installment	—	—	—	2	187	193
Residential mortgage	19	1,664	1,826	71	6,744	7,619

Total	74	$12,898	$14,235	249	$38,791	$43,394

(1)	Represents post-modification outstanding recorded investment.
(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three and nine months ended September 30, 2014, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans for the three and nine months ended September 30, 2014, primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2014, as well as the recorded investment in these restructured loans as of September 30, 2014.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	—	$—	1	$52
Commercial real estate - owner occupied	—	—	2	203
Commercial real estate - investor	1	493	2	1,613
Real estate construction	—	—	1	160
Home equity	12	367	25	939
Installment and credit cards	1	10	3	34
Residential mortgage	18	1,502	50	4,743

Total	32	$2,372	84	$7,744

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2013, as well as the recorded investment in these restructured loans as of September 30, 2013.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	8	$506	18	$1,626
Commercial real estate - owner occupied	2	464	4	578
Commercial real estate - investor	1	405	5	1,992
Real estate construction	1	118	2	158
Home equity	4	147	12	699
Residential mortgage	8	1,150	15	2,385

Total	24	$2,790	56	$7,438

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

The Corporation conducted its annual impairment testing in May 2014, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ bank index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2013 or through September 30, 2014.

At September 30, 2014, the Corporation had goodwill of $929 million. There was no change in the carrying amount of goodwill for the nine months ended September 30, 2014, and the year ended December 31, 2013.

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

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$36,230
Accumulated amortization	(33,878)	(31,565)

Net book value	$2,352	$4,665

Amortization during the period	$2,313	$3,122
Other intangibles:
Gross carrying amount	$19,283	$19,283
Accumulated amortization	(13,423)	(12,764)

Net book value	$5,860	$6,519

Amortization during the period	$659	$921

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$64,193	$61,425
Additions	5,844	18,256
Amortization	(8,224)	(15,488)

Mortgage servicing rights at end of period	$61,813	$64,193

Valuation allowance at beginning of period	(913)	(15,476)
Recoveries, net	89	14,563

Valuation allowance at end of period	(824)	(913)

Mortgage servicing rights, net	$60,989	$63,280

Fair value of mortgage servicing rights	$69,940	$74,444
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	8,012,000	8,084,000
Mortgage servicing rights, net to servicing portfolio	0.76%	0.78%
Mortgage servicing rights expense (1)	$8,135	$925

(1)	Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2014. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three months ending December 31, 2014	$555	$220	$2,773
Year ending December 31, 2015	1,404	839	9,760
Year ending December 31, 2016	281	803	8,084
Year ending December 31, 2017	112	770	6,727
Year ending December 31, 2018	—	740	5,621
Year ending December 31, 2019	—	441	4,721
Beyond 2019	—	2,047	24,127

Total Estimated Amortization Expense	$2,352	$5,860	$61,813

NOTE 8: Short and Long-Term Funding

The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	September 30, 2014	December 31, 2013
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$272,190	$56,195
Securities sold under agreements to repurchase	493,451	419,247

Federal funds purchased and securities sold under agreements to repurchase	765,641	475,442
FHLB advances	605,000	200,000
Commercial paper	59,539	65,484

Other short-term funding	664,539	265,484

Total short-term funding	$1,430,180	$740,926

Long-Term Funding
FHLB advances	$2,500,268	$2,500,297
Senior notes, at par	430,000	585,000
Other long-term funding and capitalized costs	1,279	1,970

Total long-term funding	$2,931,547	$3,087,267

Total short and long-term funding	$4,361,727	$3,828,193

Short-term funding:

The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies.

Long-term funding:

FHLB Advances: Long-term FHLB advances had a weighted-average interest rate of 0.10% for both September 30, 2014 and December 31, 2013. During the fourth quarter of 2013, the Corporation executed $2.5 billion of five year, variable rate FHLB advances that can be repaid, at our option, without penalty. The FHLB advances are indexed to the FHLB discount note and reprice at varying intervals, including $1.0 billion repricing at four week intervals, $750 million repricing at 13 week intervals, and $750 million repricing daily. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.

2011 Senior Notes: In March 2011, the Corporation issued $300 million of senior notes due March 2016, and callable February 2016, with a 5.125% fixed coupon at a discount. In September 2011, the Corporation “re-opened” the offering and issued an additional $130 million of the same notes at a premium. The Corporation intends to refinance the 2011 Senior Notes prior to their maturity.

2012 Senior Notes: In September 2012, the Corporation issued $155 million of senior notes, due March 2014, and callable February 2014, at a discount. These notes were called and redeemed in February 2014.

NOTE 9: Income Taxes

The Corporation recognized income tax expense of $67 million for the first nine months of 2014, compared to income tax expense of $65 million for the comparable period in 2013. The effective tax rate was 32.02% for the first nine months of 2014, compared to an effective tax rate of 31.68% for the first nine months of 2013.

NOTE 10: Derivative and Hedging Activities

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation has used, and may again use in the future, derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $11 million of investment securities as collateral at September 30, 2014, and pledged $42 million of investment securities as collateral at December 31, 2013. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of June 10, 2013, the Corporation must clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At September 30, 2014, the Corporation posted cash collateral for the margin of $10 million, compared to $6 million at December 31, 2013.

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

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
September 30, 2014
Interest rate-related instruments — customer and mirror	$1,665,024	$31,862	Trading assets	1.62%	1.62%	41 months
Interest rate-related instruments — customer and mirror	1,665,024	(34,071)	Trading liabilities	1.62%	1.62%	41 months
Interest rate lock commitments (mortgage)	145,037	1,440	Other assets	—	—	—
Forward commitments (mortgage)	247,000	(623)	Other liabilities	—	—	—
Foreign currency exchange forwards	69,737	2,143	Trading assets	—	—	—
Foreign currency exchange forwards	65,277	(1,932)	Trading liabilities	—	—	—
Purchased options (time deposit)	111,163	6,943	Other assets	—	—	—
Written options (time deposit)	111,163	(6,943)	Other liabilities	—	—	—
December 31, 2013
Interest rate-related instruments — customer and mirror	$1,821,787	$42,980	Trading assets	1.63%	1.63%	45 months
Interest rate-related instruments — customer and mirror	1,821,787	(45,815)	Trading liabilities	1.63%	1.63%	45 months
Interest rate lock commitments (mortgage)	102,225	416	Other assets	—	—	—
Forward commitments (mortgage)	135,000	1,301	Other assets	—	—	—
Foreign currency exchange forwards	25,747	748	Trading assets	—	—	—
Foreign currency exchange forwards	24,413	(655)	Trading liabilities	—	—	—
Purchased options (time deposit)	115,953	7,328	Other assets	—	—	—
Written options (time deposit)	115,953	(7,328)	Other liabilities	—	—	—

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain /(Loss) Recognized in Income	Gain /(Loss) Recognized in Income
		($ in Thousands)
Nine Months Ended September 30, 2014
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$626
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,024
Forward commitments (mortgage)	Mortgage banking, net	(1,924)
Foreign currency exchange forwards	Capital market fees, net	118
Nine Months Ended September 30, 2013
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$2,600
Interest rate lock commitments (mortgage)	Mortgage banking, net	(4,234)
Forward commitments (mortgage)	Mortgage banking, net	(4,406)
Foreign currency exchange forwards	Capital market fees, net	4

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

Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2014 and December 31, 2013. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

September 30, 2014	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset
				in the balance sheet
				Financial instruments	Collateral	Net amount

	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$1,406	$—	$1,406	$(1,406)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$31,898	$—	$31,898	$(1,406)	$(21,149)	$9,343

December 31, 2013
Derivative assets:
Interest rate-related instruments	$3,084	$—	$3,084	$(3,082)	$—	$2
Derivative liabilities:
Interest rate-related instruments	$41,786	$—	$41,786	$(3,082)	$(33,405)	$5,299

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

	September 30, 2014	December 31, 2013
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,703,718	$6,367,771
Commercial letters of credit (1)	8,705	12,034
Standby letters of credit (3)	352,445	370,773

(1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2014 or December 31, 2013.
(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(3)	The Corporation has established a liability of $4 million at both September 30, 2014 and December 31, 2013, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). For September 30, 2014 and December 31, 2013, the Corporation had an allowance for unfunded commitments totaling $24 million and $22 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 6 for additional information on the allowance for unfunded commitments.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2014 was $28 million, included in other assets on the consolidated balance sheets, compared to $33 million at December 31, 2013. Related to these investments, the Corporation had remaining commitments to fund of $15 million at September 30, 2014 and $16 million at December 31, 2013.

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

A purported class action lawsuit, Wanda Boone v. Associated Banc-Corp, was filed on April 10, 2014 in the United States District Court for the Eastern District of Wisconsin. The lawsuit claimed that loan coordinators employed by the Bank were not compensated for all hours worked, including the payment of overtime, in violation of the Fair Labor Standards Act of 1938 and Wisconsin wage laws. On July 30, 2014, the case was dismissed with prejudice. As part of the resolution of this matter, the Corporation made an immaterial payment to the plaintiff.

The Office of the Comptroller of the Currency (OCC) and the Department of Housing and Urban Development (HUD) are examining the Bank’s compliance with fair housing laws, particularly from the period 2008-2011. The Corporation believes it has been in compliance in all material respects with all applicable laws and regulations related to fair housing. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such examinations by the OCC and HUD.

During the last year, the Corporation has reviewed a variety of legacy products provided by third parties, including debt protection and identity protection products. In connection with this review, the Corporation has made, and plans to make, remediation payments to affected customers and former customers. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections “Noninterest Income,” “Comparable Third Quarter Results,” and “Sequential Quarter Results,” for additional information. These types of products have recently received increased regulatory scrutiny, and it is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation in regard to these legacy products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to this matter.

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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of $4 million and $3 million during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, and paid loss reimbursement claims of $500,000 and $3 million during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The Corporation had a mortgage repurchase reserve for potential claims on loans previously sold of $3 million at September 30, 2014, compared to $6 million at December 31, 2013. Make whole requests during 2013 and the first nine months of 2014 generally arose from loans sold during the period January 1, 2006 to September 30, 2014, which totaled $18.4 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2014, approximately $7.6 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
	($ in Thousands)
Balance at beginning of period	$5,700	$3,300
Repurchase provision (recovery) expense	(1,883)	5,909
Charge offs	(417)	(3,509)

Balance at end of period	$3,400	$5,700

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2014, and December 31, 2013, there were approximately $44 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2014 and December 31, 2013, there were $190 million and $233 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

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

Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury, certain Federal agency, and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include certain Federal agency securities, obligations of state and political subdivisions (municipal securities), mortgage-related securities, asset-backed securities, and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. Level 3 securities primarily include pooled trust preferred and other debt securities. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 5 for additional disclosure regarding the Corporation’s investment securities.

Derivative financial instruments (interest rate-related instruments): The Corporation has used, and may again use in the future, interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 10 for additional disclosure regarding the Corporation’s derivative financial instruments.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2014, and December 31, 2013, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	September 30, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$996	$996	$—	$—
Obligations of state and political subdivisions (municipal securities)	614,436	—	614,436	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,741,040	—	3,741,040	—
Private-label	2,482	—	2,482	—
GNMA commercial mortgage-related securities	980,602	—	980,602	—
Other securities (debt and equity)	5,866	2,666	3,000	200

Total investment securities available for sale	$5,345,422	$3,662	$5,341,560	$200
Derivatives (trading and other assets)	$42,388	$—	$40,948	$1,440
Liabilities:
Derivatives (trading and other liabilities)	$43,569	$—	$42,946	$623

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Obligations of state and political subdivisions (municipal securities)	676,080	—	676,080	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,838,430	—	3,838,430	—
Private-label	3,014	—	3,014	—
GNMA commercial mortgage-related securities	647,477	—	647,477	—
Asset-backed securities	23,059	—	23,059	—
Other securities (debt and equity)	61,523	3,238	57,986	299

Total investment securities available for sale	$5,250,585	$4,240	$5,246,046	$299
Derivatives (trading and other assets)	$52,773	$—	$51,056	$1,717
Liabilities:
Derivatives (trading and other liabilities)	$53,798	$—	$53,798	$—

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2013 and the nine months ended September 30, 2014, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value Using Significant Unobservable Inputs (Level 3)
	Investment Securities Available for Sale	Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2012	$480	$7,647
Total net losses included in income:
Mortgage derivative loss	—	(5,930)
Total net losses included in other comprehensive income:
Unrealized investment securities loss	(70)	—
Sales of investment securities	(111)	—

Balance December 31, 2013	$299	$1,717

Total net losses included in income:
Mortgage derivative loss	—	(900)
Sales of investment securities	(99)	—

Balance September 30, 2014	$200	$817

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2014, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At September 30, 2014, the closing ratio was 88%.

Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in average discounts of 20% to 30%.

Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 13.4% and 10.1% at September 30, 2014, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	September 30, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$142,097	$—	$142,097	$—
Impaired loans (1)	83,771	—	—	83,771
Mortgage servicing rights	69,940	—	—	69,940

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$64,738	$—	$64,738	$—
Impaired loans (1)	88,049	—	—	88,049
Mortgage servicing rights	74,444	—	—	74,444

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During the first nine months of 2014 and the full year 2013, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $19 million for the first nine months of 2014 and $29 million for the year ended December 31, 2013. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $2 million and $4 million to asset losses, net for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments at September 30, 2014 and December 31, 2013, were as follows.

	September 30, 2014
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$381,287	$381,287	$381,287	$—	$—
Interest-bearing deposits in other financial institutions	74,945	74,945	74,945	—	—
Federal funds sold and securities purchased under agreements to resell	18,320	18,320	18,320	—	—
Investment securities held to maturity	301,941	307,882	—	307,882	—
Investment securities available for sale	5,345,422	5,345,422	3,662	5,341,560	200
FHLB and Federal Reserve Bank stocks	188,875	188,875	—	188,875	—
Loans held for sale	141,672	142,097	—	142,097	—
Loans, net	16,892,828	17,038,692	—	—	17,038,692
Bank owned life insurance	571,422	571,422	—	571,422	—
Accrued interest receivable	69,609	69,609	69,609	—	—
Interest rate-related instruments	31,862	31,862	—	31,862	—
Foreign currency exchange forwards	2,143	2,143	—	2,143	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,440	1,440	—	—	1,440
Purchased options (time deposit)	6,943	6,943	—	6,943	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$16,687,892	$16,687,892	$—	$—	$16,687,892
Brokered CDs and other time deposits	1,513,366	1,513,366	—	1,513,366	—
Short-term funding	1,430,180	1,430,180	—	1,430,180	—
Long-term funding	2,931,547	2,922,749	—	2,922,749	—
Accrued interest payable	1,543	1,543	1,543	—	—
Interest rate-related instruments	34,071	34,071	—	34,071	—
Foreign currency exchange forwards	1,932	1,932	—	1,932	—
Standby letters of credit (1)	3,526	3,526	—	3,526	—
Forward commitments to sell residential mortgage loans	623	623	—	—	623
Written options (time deposit)	6,943	6,943	—	6,943	—

	December 31, 2013
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$455,482	$455,482	$455,482	$—	$—
Interest-bearing deposits in other financial institutions	126,018	126,018	126,018	—	—
Federal funds sold and securities purchased under agreements to resell	20,745	20,745	20,745	—	—
Investment securities held to maturity	175,210	169,889	—	169,889	—
Investment securities available for sale	5,250,585	5,250,585	4,240	5,246,046	299
FHLB and Federal Reserve Bank stocks	181,249	181,249	—	181,249	—
Loans held for sale	64,738	64,738	—	64,738	—
Loans, net	15,627,946	15,599,094	—	—	15,599,094
Bank owned life insurance	568,413	568,413	—	568,413	—
Accrued interest receivable	66,308	66,308	66,308	—	—
Interest rate-related instruments	42,980	42,980	—	42,980	—
Foreign currency exchange forwards	748	748	—	748	—
Interest rate lock commitments to originate residential mortgage loans held for sale	416	416	—	—	416
Forward commitments to sell residential mortgage loans	1,301	1,301	—	—	1,301
Purchased options (time deposit)	7,328	7,328	—	7,328	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,581,971	$15,581,971	$—	$—	$15,581,971
Brokered CDs and other time deposits	1,685,196	1,687,198	—	1,687,198	—
Short-term funding	740,926	740,926	—	740,926	—
Long-term funding	3,087,267	3,085,893	—	3,085,893	—
Accrued interest payable	7,994	7,994	7,994	—	—
Interest rate-related instruments	45,815	45,815	—	45,815	—
Foreign currency exchange forwards	655	655	—	655	—
Standby letters of credit (1)	3,754	3,754	—	3,754	—
Written options (time deposit)	7,328	7,328	—	7,328	—

(1)	The commitment on standby letters of credit was $352 million and $371 million at September 30, 2014 and December 31, 2013, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell, and accrued interest receivable - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities (held to maturity and available for sale) - The fair value of investment securities is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.

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

Interest rate-related instruments - The fair value of interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

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

Purchased and written options - The fair value of the Corporation’s purchased and written options is determined using quoted prices of the underlying stocks.

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

The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2014 and 2013, and for the full year 2013 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2014	2013	2014	2013	2013
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,975	$2,975	$8,925	$8,925	$12,078
Interest cost	1,790	1,548	5,370	4,643	6,237
Expected return on plan assets	(4,855)	(4,305)	(14,565)	(12,915)	(17,647)
Amortization of prior service cost	15	17	45	52	72
Amortization of actuarial loss	326	1,073	975	3,218	4,344

Total net periodic benefit cost	$251	$1,308	$750	$3,923	$5,084

Postretirement Plan:
Interest cost	$39	$40	$116	$120	$142
Amortization of actuarial gain	(9)	—	(26)	—	—

Total net periodic benefit cost	$30	$40	$90	$120	$142

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan. The Corporation made contributions of $21 million and $28 million to its Pension Plan in the first nine months of 2014 and 2013, respectively.

NOTE 15: Segment Reporting

The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business, and Risk Management and Shared Services, with no segment representing more than half of the assets, liabilities or Tier 1 common equity of the Corporation as a whole.

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

Corporate and Commercial Specialty – The Corporate and Commercial Specialty segment serves a wide range of customers including, larger businesses, developers, non-profits, municipalities, and financial institutions. In serving this segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services units. Within this segment, the following products and services are provided: (1) lending solutions, such as commercial loans and lines of credit, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending; for our larger clients we also provide loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) specialized financial services such as swaps, capital markets, foreign exchange, and international banking solutions.

Community, Consumer, and Business – The Community, Consumer, and Business segment serves individuals, as well as small and mid-size businesses. In serving this segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various Consumer Banking, Community Banking, and Private Client units. Within this segment, the following products and services are provided: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; as well as trust and investment management accounts; and (4) insurance, benefits related products and services, and fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management.

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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Nine Months Ended September 30, 2014
Net interest income	$209,212	$236,687	$60,407	$506,306
Noninterest income	33,711	170,547	16,418	220,676

Total revenue	242,923	407,234	76,825	726,982
Credit provision *	34,983	18,572	(42,555)	11,000
Noninterest expense	103,383	353,258	50,795	507,436
Income before income taxes	104,557	35,404	68,585	208,546
Income tax expense	35,568	12,391	18,816	66,775
Net income	$68,989	$23,013	$49,769	$141,771
Return on average allocated capital (ROT1CE) **	12.5%	5.4%	10.5%	9.8%
Nine Months Ended September 30, 2013
Net interest income	$222,705	$253,716	$1,923	$478,344
Noninterest income	32,175	191,236	13,815	237,226

Total revenue	254,880	444,952	15,738	715,570
Credit provision *	38,161	18,029	(48,390)	7,800
Noninterest expense	93,806	364,609	43,067	501,482
Income before income taxes	122,913	62,314	21,061	206,288
Income tax expense	43,019	21,810	525	65,354
Net income	$79,894	$40,504	$20,536	$140,934
Return on average allocated capital (ROT1CE) **	14.7%	9.4%	3.9%	9.8%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 3Q 2014
Average earning assets	$8,606,965	$7,973,138	$5,933,220	$22,513,323
Average loans	8,595,980	7,973,138	85,115	16,654,233
Average deposits	4,841,852	10,159,818	2,347,059	17,348,729
Average allocated capital (T1CE) **	$736,285	$565,588	$585,539	$1,887,412
Average Balances for YTD 3Q 2013
Average earning assets	$7,942,744	$7,696,572	$5,252,541	$20,891,857
Average loans	7,933,954	7,696,572	3,927	15,634,453
Average deposits	4,964,426	10,050,400	2,273,966	17,288,792
Average allocated capital (T1CE) **	$724,974	$575,382	$575,654	$1,876,010

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended September 30, 2014
Net interest income	$71,716	$81,916	$18,998	$172,630
Noninterest income	11,888	54,601	8,419	74,908

Total revenue	83,604	136,517	27,417	247,538
Credit provision *	11,074	6,773	(16,847)	1,000
Noninterest expense	35,044	122,722	14,087	171,853
Income before income taxes	37,486	7,022	30,177	74,685
Income tax expense	12,608	2,458	9,412	24,478
Net income	$24,878	$4,564	$20,765	$50,207
Return on average allocated capital (ROT1CE) **	13.3%	3.1%	14.2%	10.4%
Three Months Ended September 30, 2013
Net interest income	$75,677	$85,477	$(645)	$160,509
Noninterest income	11,142	55,366	4,408	70,916

Total revenue	86,819	140,843	3,763	231,425
Credit provision *	13,097	6,041	(19,938)	(800)
Noninterest expense	32,094	122,450	10,627	165,171
Income before income taxes	41,628	12,352	13,074	67,054
Income tax expense	14,569	4,324	2,503	21,396
Net income	$27,059	$8,028	$10,571	$45,658
Return on average allocated capital (ROT1CE) **	14.8%	5.6%	6.2%	9.3%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for 3Q 2014
Average earning assets	$8,761,870	$8,310,839	$6,024,008	$23,096,717
Average loans	8,750,207	8,310,839	79,915	17,140,961
Average deposits	5,092,314	10,337,637	2,443,427	17,873,378
Average allocated capital (T1CE) **	$744,605	$583,148	$543,493	$1,871,246

Average Balances for 3Q 2013
Average earning assets	$8,080,676	$7,647,106	$5,311,685	$21,039,467
Average loans	8,074,076	7,647,106	3,183	15,724,365
Average deposits	5,124,746	10,066,487	2,418,586	17,609,819
Average allocated capital (T1CE) **	$726,588	$567,073	$596,736	$1,890,397

*	The consolidated credit provision is equal to the actual reported provision for credit losses.
**	The Federal Reserve establishes capital adequacy requirements for the Corporation, including Tier 1 capital. Tier 1 capital is comprised of common capital and certain redeemable, non-cumulative preferred stock. Average allocated capital represents average Tier 1 common equity which is defined as average Tier 1 capital excluding qualifying perpetrual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure. For segment reporting purposes, the ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16: Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss) at September 30, 2014 and 2013, changes during the nine and three month periods then ended, and reclassifications out of accumulated other comprehensive income during the nine and three month periods ended September 30, 2014 and 2013, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and post retirement obligations are a component of personnel expense on the consolidated statements of income.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2014	$(11,396)	$(12,848)	$(24,244)
Other comprehensive income before reclassifications	36,061	—	36,061
Amounts reclassified from accumulated other comprehensive income (loss)	(469)	994	525
Income tax expense	(13,684)	(383)	(14,067)

Net other comprehensive income during period	21,908	611	22,519

Balance September 30, 2014	$10,512	$(12,237)	$(1,725)

Balance January 1, 2013	$86,109	$(37,506)	$48,603
Other comprehensive loss before reclassifications	(142,318)	—	(142,318)
Amounts reclassified from accumulated other comprehensive income (loss)	(582)	3,270	2,688
Income tax (expense) benefit	55,169	(1,262)	53,907

Net other comprehensive income (loss) during period	(87,731)	2,008	(85,723)

Balance September 30, 2013	$(1,622)	$(35,498)	$(37,120)

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)

Balance July 1, 2014	$22,935	$(12,441)	$10,494
Other comprehensive loss before reclassifications	(20,123)	—	(20,123)
Amounts reclassified from accumulated other comprehensive income (loss)	(57)	332	275
Income tax (expense) benefit	7,757	(128)	7,629

Net other comprehensive income (loss) during period	(12,423)	204	(12,219)

Balance September 30, 2014	$10,512	$(12,237)	$(1,725)

Balance July 1, 2013	$11,153	$(36,168)	$(25,015)
Other comprehensive loss before reclassifications	(20,558)	—	(20,558)
Amounts reclassified from accumulated other comprehensive income (loss)	(248)	1,090	842
Income tax (expense) benefit	8,031	(420)	7,611

Net other comprehensive income (loss) during period	(12,775)	670	(12,105)

Balance September 30, 2013	$(1,622)	$(35,498)	$(37,120)

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

Allowance for Credit Losses: Management’s evaluation process used to determine the appropriateness of the allowance for credit losses (which includes the allowance for loan losses and the allowance for unfunded commitments) is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for credit losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses. Such agencies may require additions to the allowance for credit losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements. See Note 6, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements and section “Allowance for Credit Losses.”

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

The Corporation conducted its annual impairment testing in May 2014, utilizing the qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ bank index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2013 or through September 30, 2014. See also Note 7, “Goodwill and Other Intangible Assets”, of the notes to consolidated financial statements.

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

Mortgage servicing rights are carried at the lower of amortized cost or estimated fair value and are assessed for impairment at each reporting date. Impairment is assessed based on the fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. However, the extent to which interest rates impact the value of the mortgage servicing rights asset depends, in part, on the magnitude of the changes in market interest rates and the differential between the then current market interest rates for mortgage loans and the mortgage interest rates included in the mortgage servicing portfolio. Management recognizes that the volatility in the valuation of the mortgage servicing rights asset will continue. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at September 30, 2014 (holding all other factors unchanged), if refinance interest rates were to decrease 50 basis points (bp), the estimated value of the mortgage servicing rights asset would have been approximately $10 million (or 14%) lower. Conversely, if refinance interest rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 11%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $1 million at September 30, 2014. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 7, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements and section “Noninterest Income.”

Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax laws and regulations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s deferred tax assets. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See also Note 9, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

Segment Review

As discussed in Note 15, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability measurement system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Corporate and Commercial Banking, Community and Consumer Banking, and Risk Management and Shared Services.

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

Year to Date Segment Review

The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $69 million for the first nine months of 2014, down $11 million compared to $80 million for the comparable period in 2013. Segment revenue decreased $12 million to $243 million for the first nine months of 2014 compared to $255 million for the first nine months of 2013 primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision decreased $3 million to $35 million during the first nine months of 2014 due to improvement in the loan credit quality. Average loan balances were $8.6 billion for the first nine months of 2014, up $662 million from the first nine months of 2013, while average deposit balances were $4.8 billion for the first nine months of 2014, down $123 million from the first nine months of 2013. Average allocated capital increased $11 million to $736 million for the first nine months of 2014 reflecting the increase in the segment’s loan balances.

The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $23 million for the first nine months of 2014, down $18 million compared to $41 million in the first nine months of 2013. Earnings decreased as segment revenue declined $38 million to $407 million for the first nine months of 2014, primarily due to lower mortgage banking income as refinancing activity has slowed and changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision was level at $18 million for the first nine months of 2014 and 2013. Total noninterest expense decreased $11 million to $353 million for the first nine months of 2014, primarily due to less mortgage banking activity. Average loan balances were $8.0 billion for the first nine months of 2014, up $277 million from the first nine months of 2013. Average deposits were $10.2 billion for the first nine months of 2014, up $109 million from the first nine months of 2013. Average allocated capital decreased $10 million to $566 million for the first nine months of 2014.

The Risk Management and Shared Services segment had net income of $50 million in the first nine months of 2014, up $29 million compared to $21 million for the comparable period in 2013. The increase was due to a $61 million increase in total revenue primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer, and Business segments. Average earning asset balances were $5.9 billion for the first nine months of 2014, up $681 million from an average balance of $5.3 billion for the comparable period in 2013.

Comparable Quarter Segment Review

The Corporate and Commercial Specialty segment had net income of $25 million for the third quarter of 2014, down $2 million compared to $27 million for the comparable quarter in 2013. Segment revenue decreased $3 million to $84 million for the third quarter of 2014 compared to $87 million for the third quarter of 2013 primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision decreased $2 million to $11 million for the third quarter of 2014 due to improvement in the loan credit quality. Average loan balances were $8.8 billion for the third quarter of 2014, up $676 million compared to the third quarter of 2013, while average deposit balances were $5.1 billion for the third quarter of 2014, down $32 million from the third quarter of 2013. Average allocated capital increased $18 million to $745 million for the third quarter of 2014.

The Community, Consumer, and Business segment had net income of $5 million for the third quarter of 2014, down $3 million compared to $8 million for the third quarter of 2013. Segment revenue decreased $4 million to $137 million for the third quarter of 2014, primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision increased $1 million to $7 million for the third quarter of 2014. Total noninterest expense was level at $123 million for the third quarter of 2014 and 2013. Average loan balances increased $664 million to $8.3 billion for third quarter of 2014 compared to $7.6 billion for the third quarter of 2013. Average deposits were $10.3 billion for the third quarter of 2014, up $271 million from the third quarter of 2013. Average allocated capital increased $16 million to $583 million for the third quarter of 2014.

The Risk Management and Shared Services segment had net income of $21 million for the third quarter of 2014, up $10 million compared to $11 million for the comparable quarter in 2013. The primary component of the increase was a $24 million increase in total revenue primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating net interest income credits to the Corporate and Commercial Specialty and Community, Consumer, and Business segments. Average earning asset balances were $6.0 billion for the third quarter of 2014, up $712 million from an average balance of $5.3 billion for the comparable quarter in 2013.

Results of Operations – Summary

The Corporation recorded net income of $142 million for the nine months ended September 30, 2014, compared to net income of $141 million for the nine months ended September 30, 2013. Net income available to common equity was $138 million for the nine months ended September 30, 2014, or net income of $0.86 for basic earnings per common share and $0.85 for diluted earnings per common share. Comparatively, net income available to common equity for the nine months ended September 30, 2013, was $137 million, or net income of $0.82 for both basic and diluted earnings per common share. The net interest margin for the nine months ended September 30, 2014 was 3.09% compared to 3.15% for the nine months ended September 30, 2013.

TABLE 1

Summary Results of Operations: Trends

($ in Thousands, except per share data)

	3rd Qtr 2014	2nd Qtr 2014	1st Qtr 2014	4th Qtr 2013	3rd Qtr 2013
Net income (Quarter)	$50,207	$46,365	$45,199	$47,758	$45,658
Net income (Year-to-date)	141,771	91,564	45,199	188,692	140,934
Net income available to common equity (Quarter)	$48,952	$45,087	$43,955	$46,485	$44,373
Net income available to common equity (Year-to-date)	137,994	89,042	43,955	183,534	137,049
Earnings per common share – basic (Quarter)	$0.31	$0.28	$0.27	$0.28	$0.27
Earnings per common share – basic (Year-to-date)	0.86	0.55	0.27	1.10	0.82
Earnings per common share – diluted (Quarter)	$0.31	$0.28	$0.27	$0.28	$0.27
Earnings per common share – diluted (Year-to-date)	0.85	0.55	0.27	1.10	0.82
Return on average assets (Quarter)	0.78%	0.75%	0.76%	0.80%	0.78%
Return on average assets (Year-to-date)	0.76	0.75	0.76	0.81	0.81
Return on average equity (Quarter)	6.93%	6.43%	6.35%	6.60%	6.33%
Return on average equity (Year-to-date)	6.57	6.39	6.35	6.52	6.50
Return on average tangible common equity (Quarter)	10.35%	9.56%	9.45%	9.87%	9.48%
Return on average tangible common equity (Year-to-date)	9.79	9.51	9.45	9.73	9.68
Return on average Tier 1 common equity (Quarter) (1)	10.38%	9.56%	9.38%	9.78%	9.31%
Return on average Tier 1 common equity (Year-to-date) (1)	9.78	9.47	9.38	9.77	9.77
Efficiency ratio (Quarter) (2)	69.44%	69.70%	70.41%	73.70%	71.45%
Efficiency ratio (Year-to-date)(2)	69.85	70.05	70.41	71.04	70.14
Efficiency ratio, fully taxable equivalent (Quarter)(2)	69.04%	68.23%	68.86%	72.59%	70.10%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	68.71	68.54	68.86	69.56	68.53
Net interest margin (Quarter)	3.06%	3.08%	3.12%	3.23%	3.13%
Net interest margin (Year-to-date)	3.09	3.10	3.12	3.17	3.15

(1)	Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.
(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A

Reconciliation of Non-GAAP Measure

	3rd Qtr 2014	2nd Qtr 2014	1st Qtr 2014	4th Qtr 2013	3rd Qtr 2013
Efficiency ratio (Quarter) (a)	69.44%	69.70%	70.41%	73.70%	71.45%
Taxable equivalent adjustment (Quarter)	(1.36)	(1.32)	(1.35)	(1.49)	(1.50)
Asset gains, net (Quarter)	1.36	0.26	0.22	0.80	0.59
Other intangible amortization (Quarter)	(0.40)	(0.41)	(0.42)	(0.42)	(0.44)
Efficiency ratio, fully taxable equivalent (Quarter) (b)	69.04%	68.23%	68.86%	72.59%	70.10%
Efficiency ratio (Year-to-date) (a)	69.85%	70.05%	70.41%	71.04%	70.14%
Taxable equivalent adjustment (Year-to-date)	(1.34)	(1.34)	(1.35)	(1.45)	(1.45)
Asset gains, net (Year-to-date)	0.61	0.24	0.22	0.39	0.27
Other intangible amortization (Year-to-date)	(0.41)	(0.41)	(0.42)	(0.42)	(0.43)
Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	68.71%	68.54%	68.86%	69.56%	68.53%

(a)	Efficiency ratio is defined by the Federal Reserve guidance as noninterest expense divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.
(b)	Efficiency ratio, fully taxable equivalent, is noninterest expense, excluding other intangible amortization, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and asset gains / losses, net. This efficiency ratio is presented on a taxable equivalent basis, which adjusts net interest income for the tax-favored status of certain loans and investment securities. Management believes this measure to be the preferred industry measurement of net interest income as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and it excludes certain specific revenue items (such as investment securities gains / losses, net and asset gains / losses, net).

Net Interest Income and Net Interest Margin

Net interest income on a taxable equivalent basis for the nine months ended September 30, 2014, was $521 million, an increase of $27 million (6%) versus the first nine months of 2013. The increase in taxable equivalent net interest income was attributable to favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $26 million), and favorable rate variances (as the impact of changes in the interest rate environment and product pricing increased taxable equivalent net interest income by $1 million).

The net interest margin for the first nine months of 2014 was 3.09%, 6 bp lower than 3.15% for the same period in 2013. This comparable period decrease was comprised of a 4 bp decrease in interest rate spread (the net of a 15 bp decrease in yield on earning assets and a 11 bp decrease in the cost of interest-bearing liabilities) and a 2 bp lower contribution from net free funds.

The Federal Reserve left interest rates unchanged during 2013 and the first nine months of 2014. The Federal Reserve has affirmed that it is unlikely that the short-term interest rates will increase until 2015.

The yield on earning assets was 3.32% for the first nine months of 2014, 15 bp lower than the comparable period last year. Loan yields were down 20 bp, (to 3.57%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments increased 6 bp (to 2.62%), and was also impacted by the low interest rate environment and slowing prepayment speeds of mortgage-related securities purchased at a premium.

The rate on interest-bearing liabilities of 0.30% for the first nine months of 2014 was 11 bp lower than the same period in 2013. Rates on interest-bearing deposits were down 5 bp (to 0.19%), reflecting the low interest rate environment and a reduction of higher cost deposit products. The cost of short and long-term funding decreased 57 bp (to 0.62%) with the cost of short-term funding unchanged at 0.15%, while long-term funding decreased 306 bp (to 0.85%) mainly due to favorable rates on FHLB advances.

Average earning assets were $22.5 billion for the first nine months of 2014, an increase of $1.6 billion (8%) from the comparable period last year. Average loans increased $1.0 billion, including increases in commercial loans (up $904 million) and residential mortgage loans (up $439 million), while retail loans decreased (down $324 million). Average investment securities and other short-term investments increased $602 million, primarily in mortgage-related securities.

Average interest-bearing liabilities of $17.6 billion for the first nine months of 2014 increased $1.7 billion (11%) from the comparable period last year. On average, short and long-term funding increased $1.6 billion between the comparable nine month periods, attributable to a $2.2 billion increase in long-term funding partially offset by a $583 million decrease in short-term funding. Average interest-bearing deposits increased $114 million, while noninterest bearing deposits decreased $54 million.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$6,419,328	$160,189	3.34%	$5,785,024	$156,541	3.62%
Commercial real estate lending	3,965,242	109,681	3.70	3,695,150	109,298	3.95

Total commercial	10,384,570	269,870	3.47	9,480,174	265,839	3.75
Residential mortgage	4,105,892	101,503	3.30	3,666,556	91,074	3.31
Retail	2,163,771	73,538	4.54	2,487,723	84,487	4.54

Total loans	16,654,233	444,911	3.57	15,634,453	441,400	3.77
Investment securities(1)	5,559,398	110,273	2.64	4,930,195	97,340	2.63
Other short-term investments	299,692	4,814	2.14	327,209	3,740	1.53

Investments and other	5,859,090	115,087	2.62	5,257,404	101,080	2.56

Total earning assets	22,513,323	559,998	3.32	20,891,857	542,480	3.47
Other assets, net	2,339,067			2,328,652

Total assets	$24,852,390			$23,220,509

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,244,483	$715	0.08%	$1,185,059	$693	0.08%
Interest-bearing demand deposits	2,930,236	2,903	0.13	2,819,585	3,470	0.16
Money market deposits	7,413,513	8,906	0.16	7,178,857	10,304	0.19
Time deposits	1,600,472	6,451	0.54	1,891,026	9,460	0.67

Total interest-bearing deposits	13,188,704	18,975	0.19	13,074,527	23,927	0.24
Federal funds purchased and securities sold under agreements to repurchase	860,732	1,001	0.16	696,343	1,051	0.20
Other short-term funding	610,055	629	0.14	1,357,230	1,291	0.13

Total short-term funding	1,470,787	1,630	0.15	2,053,573	2,342	0.15
Long-term funding	2,955,797	18,836	0.85	779,079	22,833	3.91

Total short and long-term funding	4,426,584	20,466	0.62	2,832,652	25,175	1.19

Total interest-bearing liabilities	17,615,288	39,441	0.30	15,907,179	49,102	0.41

Noninterest-bearing demand deposits	4,160,025			4,214,265
Other liabilities	191,802			200,123
Stockholders’ equity	2,885,275			2,898,942

Total liabilities and equity	$24,852,390			$23,220,509

Interest rate spread			3.02%			3.06%
Net free funds			0.07			0.09

Net interest income, taxable
equivalent, and net interest margin		$520,557	3.09%		$493,378	3.15%

Taxable equivalent adjustment		14,251			15,034

Net interest income		$506,306			$478,344

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

TABLE 2

Net Interest Income Analysis

($ in Thousands)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$6,652,227	$54,990	3.28%	$5,876,745	$52,215	3.53%
Commercial real estate lending	4,019,286	37,780	3.73	3,768,895	37,630	3.96

Total commercial	10,671,513	92,770	3.45	9,645,640	89,845	3.70
Residential mortgage	4,309,121	35,264	3.27	3,714,459	30,479	3.28
Retail	2,160,327	24,968	4.60	2,364,266	26,816	4.51

Total loans	17,140,961	153,002	3.55	15,724,365	147,140	3.72
Investment securities(1)	5,619,982	36,486	2.60	4,980,228	32,282	2.59
Other short-term investments	335,774	1,503	1.79	334,874	1,260	1.51

Investments and other	5,955,756	37,989	2.55	5,315,102	33,542	2.52

Total earning assets	23,096,717	190,991	3.29	21,039,467	180,682	3.42
Other assets, net	2,375,335			2,274,110

Total assets	$25,472,052			$23,313,577

Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,269,994	$254	0.08%	$1,204,743	$249	0.08%
Interest-bearing demand deposits	3,096,712	1,111	0.14	2,810,962	1,101	0.16
Money market deposits	7,721,167	3,153	0.16	7,556,050	3,449	0.18
Time deposits	1,545,851	2,103	0.54	1,773,760	2,818	0.63

Total interest-bearing deposits	13,633,724	6,621	0.19	13,345,515	7,617	0.23
Federal funds purchased and securities sold under agreements to repurchase	927,904	390	0.17	633,594	308	0.19
Other short-term funding	665,647	233	0.14	1,417,113	434	0.12

Total short-term funding	1,593,551	623	0.16	2,050,707	742	0.14
Long-term funding	2,931,714	6,179	0.84	614,708	6,866	4.47

Total short and long-term funding	4,525,265	6,802	0.60	2,665,415	7,608	1.14

Total interest-bearing liabilities	18,158,989	13,423	0.29	16,010,930	15,225	0.38
Noninterest-bearing demand deposits	4,239,654			4,264,304
Other liabilities	197,330			175,453
Stockholders’ equity	2,876,079			2,862,890

Total liabilities and equity	$25,472,052			$23,313,577

Interest rate spread			3.00%			3.04%
Net free funds			0.06			0.09

Net interest income, taxable
equivalent, and net interest margin		$177,568	3.06%		$165,457	3.13%

Taxable equivalent adjustment		4,938			4,948

Net interest income		$172,630			$160,509

(1)	The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.
(2)	Nonaccrual loans and loans held for sale have been included in the average balances.
(3)	Interest income includes net loan fees.

Provision for Credit Losses

The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the first nine months of 2014 was $11 million, compared to $8 million for the first nine months of 2013 and $10 million for the full year of 2013. Net charge offs were $11 million for the first nine months of 2014, compared to $34 million for the first nine months of 2013 and $39 million for the full year of 2013. Annualized net charge offs as a percent of average loans for the first nine months of 2014 were 0.08%, compared to 0.29% for the first nine months of 2013 and 0.25% for the full year of 2013. At September 30, 2014, the allowance for credit losses (which includes the allowance for loan losses and the allowance for unfunded commitments) was $291 million, compared to $293 million at September 30, 2013 and $290 million at December 31, 2013. The ratio of the allowance for loan losses to total loans at September 30, 2014, was 1.55%, compared to 1.74% at September 30, 2013 and 1.69% at December 31, 2013. Nonaccrual loans at September 30, 2014 were $184 million, compared to $208 million at September 30, 2013, and $185 million at December 31, 2013. See Tables 7 and 8.

The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for credit losses (which includes the allowance for loan losses and the allowance for unfunded commitments). This reserving methodology focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies on each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Credit Risk,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest Income

Noninterest income for the first nine months of 2014 was $221 million, down $17 million (7%) from the first nine months of 2013, primarily due to declines in net mortgage banking income as refinancing activity has drastically slowed.

TABLE 3

Noninterest Income

($ in Thousands)

	3rd Qtr 2014	3rd Qtr 2013	Dollar Change	Percent Change	YTD 2014	YTD 2013	Dollar Change	Percent Change
Trust service fees	$12,218	$11,380	$838	7.4%	$35,946	$33,695	$2,251	6.7%
Service charges on deposit accounts	17,961	18,407	(446)	(2.4)	51,773	52,679	(906)	(1.7)
Card-based and other nondeposit fees	12,407	12,688	(281)	(2.2)	37,493	37,229	264	0.7
Insurance commissions	7,860	11,356	(3,496)	(30.8)	33,828	32,750	1,078	3.3
Brokerage and annuity commissions	4,040	3,792	248	6.5	12,593	10,996	1,597	14.5

Core fee-based revenue	54,486	57,623	(3,137)	(5.4)	171,633	167,349	4,284	2.6
Mortgage banking income	9,140	6,015	3,125	52.0	26,527	38,952	(12,425)	(31.9)
Mortgage servicing rights expense	2,471	2,473	(2)	(0.1)	8,135	(1,618)	9,753	N/M

Mortgage banking, net	6,669	3,542	3,127	88.3	18,392	40,570	(22,178)	(54.7)
Capital market fees, net	2,939	2,652	287	10.8	7,360	10,309	(2,949)	(28.6)
Bank owned life insurance (“BOLI”) income	3,506	2,817	689	24.5	10,837	9,068	1,769	19.5
Other	2,317	2,100	217	10.3	5,424	6,622	(1,198)	(18.1)

Subtotal	69,917	68,734	1,183	1.7	213,646	233,918	(20,272)	(8.7)
Asset gains, net	4,934	1,934	3,000	155.1	6,561	2,726	3,835	140.7
Investment securities gains, net	57	248	(191)	(77.0)	469	582	(113)	(19.4)

Total noninterest income	$74,908	$70,916	$3,992	5.6%	$220,676	$237,226	$(16,550)	(7.0)%

N/M – Not meaningful.

Core fee-based revenue was $172 million, an increase of $4 million (3%) versus the first nine months of 2013. Trust service fees were $36 million for the first nine months of 2014, up $2 million (7%) from the first nine months of 2013. The market value of assets under management at September 30, 2014 and 2013 was $7.7 billion and $7.1 billion, respectively. Insurance commissions were $34 million, up $1 million (3%) from the first nine months of 2013. The increase in insurance commissions was primarily due to a $2 million increase in employee benefit commissions from new business activity, partially offset by a $1 million increase to the reserve for legacy insurance products provided by third parties (a $4 million reserve was established in 2014 for remediation on legacy debt protection products, compared to a $3 million reserve established in 2013 related to third party insurance products sold in prior years). Brokerage and annuity commissions were up $2 million (15%) between the comparable nine month periods of 2014 and 2013, primarily in brokerage commissions due to an increased focus on Investment Advisory accounts. All remaining core-fee based revenue categories on a combined basis were relatively unchanged.

Net mortgage banking income was $18 million for the first nine months of 2014 and $41 million for the first nine months of 2013. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage loan repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income decreased $12 million compared to the first nine months of 2013, due to lower gains on sales (down $27 million), partially offset by an $8 million favorable change in the fair value of the mortgage derivatives, and an $8 million reduction in the mortgage loan repurchase reserve provision. See Note 12 “Commitments, Off-Balance Sheet Arrangements and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning the mortgage loan repurchase reserve. Secondary mortgage production was $778 million for the first nine months of 2014 and $2.0 billion for the first nine months of 2013.

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $10 million higher than the comparable nine-month period in 2013, with a $14 million lower recovery of the valuation reserve, partially offset by a $4 million reduction in amortization due to slower prepayments. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 7 “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

Net capital market fees decreased $3 million primarily due to a $2 million reduction in fees on interest rate risk related services provided to our customers due to lower demand and a $2 million lower contribution from favorable changes in the credit risk of interest-rate related derivative instruments, partially offset by a $1 million increase in fee income from foreign currency transactions. Bank owned life insurance income was $11 million, up $2 million from the first nine months of 2013 primarily due to death benefits received during the first nine months of 2014. Other income decreased $1 million from the comparable nine-month period in 2013 primarily due to one-time charges related to some customer reimbursements paid in the second quarter of 2014. Net assets gains of $7 million for the first nine months of 2014 were primarily attributable to gains of $7 million on the sale of real estate, partially offset by losses of $1 million on the sales and other write-downs of other real estate owned. Net asset gains of $3 million for the first nine months of 2013 were primarily attributable to gains of $5 million on the sale of real estate and miscellaneous assets, partially offset by losses of $2 million on the sales and other write-downs of other real estate owned.

Noninterest Expense

Noninterest expense was $507 million for the first nine months of 2014, up $6 million (1%) from the comparable period in 2013. Personnel expense was down $3 million (1%), while nonpersonnel noninterest expenses were up $9 million (4%) on a combined basis.

TABLE 4

Noninterest Expense

($ in Thousands)

	3rd Qtr 2014	3rd Qtr 2013	Dollar Change	Percent Change	YTD 2014	YTD 2013	Dollar Change	Percent Change
Personnel expense	$97,650	$98,102	$(452)	(0.5)%	$293,141	$295,800	$(2,659)	(0.9)%
Occupancy	13,743	14,758	(1,015)	(6.9)	43,088	44,725	(1,637)	(3.7)
Equipment	6,133	6,213	(80)	(1.3)	18,636	18,842	(206)	(1.1)
Technology	13,573	12,323	1,250	10.1	40,891	36,482	4,409	12.1
Business development and advertising	7,467	5,947	1,520	25.6	17,606	15,512	2,094	13.5
Other intangible asset amortization	990	1,010	(20)	(2.0)	2,972	3,032	(60)	(2.0)
Loan expense	3,813	3,157	656	20.8	10,220	9,485	735	7.7
Legal and professional fees	4,604	3,482	1,122	32.2	13,228	14,310	(1,082)	(7.6)
Losses other than loans	677	(600)	1,277	(212.8)	1,602	283	1,319	466.1
Foreclosure / OREO expense	2,083	2,515	(432)	(17.2)	5,554	7,239	(1,685)	(23.3)
FDIC expense	6,859	4,755	2,104	44.2	16,805	14,582	2,223	15.2
Other	14,261	13,509	752	5.6	43,693	41,190	2,503	6.1

Total noninterest expense	$171,853	$165,171	$6,682	4.0%	$507,436	$501,482	$5,954	1.2%

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $293 million for the first nine months of 2014, down $3 million (1%) from the first nine months of 2013. Average full-time equivalent employees were 4,435 for the first nine months of 2014, down 7% from 4,776 for the first nine months of 2013. Salary-related expenses increased $4 million (2%). This increase was primarily the result of higher compensation and performance based incentives. Fringe benefit expenses were down $7 million (14%) versus the first nine months of 2013, primarily due to a decrease in health insurance costs.

Nonpersonnel noninterest expenses on a combined basis were $214 million, up $9 million (4%) from the first nine months of 2013. Technology was up $4 million (12%), as we continue to invest in solutions that will drive operational efficiency. Business development and advertising increased $2 million (14%) from the first nine months of 2013, primarily related to the timing of the Corporation’s fall marketing campaign. Losses other than loans increased $1 million mainly due to a more favorable than expected resolution of a litigation matter in the third quarter of 2013. Foreclosure/OREO expenses of $6 million decreased $2 million (23%), primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. FDIC expense of $17 million, was $2 million (15%) higher than the comparable period in 2013 reflecting growth in risk-weighted assets. All remaining noninterest expense categories on a combined basis were relatively unchanged (up 0.2%) compared to the first nine months of 2013.

Income Taxes

The Corporation recognized income tax expense of $67 million for the first nine months of 2014, compared to income tax expense of $65 million for the comparable period in 2013. The effective tax rate was 32.02% for the first nine months of 2014, compared to an effective tax rate of 31.68% for the first nine months of 2013.

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

Balance Sheet

At September 30, 2014, total assets were $25.7 billion, up $1.4 billion (6%) from December 31, 2013. Loans of $17.2 billion at September 30, 2014 were up $1.3 billion (8%) from December 31, 2013, with increases in commercial loans of $868 million and increases in consumer loans of $395 million. Investment securities were $5.6 billion at September 30, 2014, an increase of $222 million (4%) from year-end 2013.

At September 30, 2014, total deposits of $18.2 billion were up $934 million (5%) from December 31, 2013. Short and long-term funding increased $533 million (14%) since year-end 2013, including an increase of $689 million in short-term funding (primarily short-term FHLB advances), partially offset by a decrease of $156 million in long-term funding due to the early retirement of $155 million of senior notes in February 2014.

Since September 30, 2013, loans increased $1.6 billion (10%), with commercial loans up $1.1 billion and consumer loans up $461 million. Deposits decreased $137 million (1%) since September 30, 2013, primarily in noninterest-bearing demand deposit accounts. Short and long-term funding increased $2.1 billion, including a $2.3 billion increase in long-term funding as the Corporation took advantage of favorable interest rates on five year, putable, variable rate FHLB advances, partially offset by a $197 million reduction in short-term funding.

TABLE 5

Period End Loan Composition

($ in Thousands)

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$5,603,899	33%	$5,616,205	33%	$5,222,141	32%	$4,822,680	31%	$4,703,056	30%
Commercial real estate - owner occupied	1,014,335	6	1,070,463	7	1,098,089	7	1,114,715	7	1,147,352	8
Lease financing	52,600	—	51,873	—	52,500	—	55,483	—	51,727	—

Commercial and business lending	6,670,834	39	6,738,541	40	6,372,730	39	5,992,878	38	5,902,135	38
Commercial real estate - investor	3,043,361	17	2,990,732	17	3,001,219	18	2,939,456	18	2,847,152	18
Real estate construction	982,426	6	1,000,421	6	969,617	6	896,248	6	834,744	5

Commercial real estate lending	4,025,787	23	3,991,153	23	3,970,836	24	3,835,704	24	3,681,896	23

Total commercial	10,696,621	62	10,729,694	63	10,343,566	63	9,828,582	62	9,584,031	61
Home equity revolving lines of credit	880,435	5	866,042	5	856,679	5	874,840	5	875,703	6
Home equity loans first liens	619,774	4	659,598	4	705,835	4	742,120	5	794,912	5
Home equity loans junior liens	176,316	1	187,732	1	199,488	1	208,054	1	220,763	1

Home equity	1,676,525	10	1,713,372	10	1,762,002	10	1,825,014	11	1,891,378	12
Installment and credit cards	459,682	3	469,203	3	393,321	3	407,074	3	420,268	3
Residential mortgage	4,326,262	25	4,132,783	24	3,942,555	24	3,835,591	24	3,690,177	24

Total consumer	6,462,469	38	6,315,358	37	6,097,878	37	6,067,679	38	6,001,823	39

Total loans	$17,159,090	100%	$17,045,052	100%	$16,441,444	100%	$15,896,261	100%	$15,585,854	100%

Farmland	$8,428	—%	$8,475	—%	$8,286	—%	$8,591	—%	$14,278	1%
Multi-family	1,030,131	34	951,698	32	965,568	32	951,348	33	896,819	31
Non-owner occupied	2,004,802	66	2,030,559	68	2,027,365	68	1,979,517	67	1,936,055	68

Commercial real estate - investor	$3,043,361	100%	$2,990,732	100%	$3,001,219	100%	$2,939,456	100%	$2,847,152	100%

1-4 family construction	$305,719	31%	$293,361	29%	$273,470	28%	$259,031	29%	$248,294	30%
All other construction	676,708	69	707,060	71	696,147	72	637,217	71	586,450	70

Real estate construction	$982,427	100%	$1,000,421	100%	$969,617	100%	$896,248	100%	$834,744	100%

Credit Risk

Total loans were $17.2 billion at September 30, 2014, an increase of $1.3 billion or 8% from December 31, 2013. Commercial and business loans were $6.7 billion, up $678 million (11%) from December 31, 2013, to represent 39% of total loans at September 30, 2014. Commercial real estate totaled $4.0 billion at September 30, 2014 and represented 23% of total loans, an increase of $190 million (5%) from December 31, 2013. Consumer loans were $6.5 billion, up $395 million (7%) from December 31, 2013, and represented 38% of total loans at September 30, 2014.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2013 and the first nine months of 2014. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $6.7 billion at September 30, 2014, up $678 million (11%) since year-end 2013. The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. At September 30, 2014, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 8% of total loans and 21% of the total commercial and business loan portfolio. The next largest industry group within the commercial and business loan category was the wholesale trade sector, which represented 4% of total loans and 10% of the total commercial and business loan portfolio at September 30, 2014. The remaining portfolio is spread over a diverse range of industries, none of which exceeds 4% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $4.0 billion at September 30, 2014, up $190 million (5%) from December 31, 2013. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $3.0 billion at September 30, 2014, an increase of $104 million (4%) from December 31, 2013. Commercial real estate primarily includes commercial-based loans to investors that are secured by commercial income properties or multi-family projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multi-family projects. Credit risk is managed in a similar manner to commercial and business loans by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis. Real estate construction loans were $982 million, an increase of $86 million (10%) compared to December 31, 2013. Loans in this classification are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multi-family projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation, and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Consumer loans totaled $6.5 billion at September 30, 2014, up $395 million (7%) compared to December 31, 2013. Loans in this classification include residential mortgage, home equity, installment loans and credit cards. Residential mortgage loans totaled $4.3 billion at September 30, 2014, up $491 million (13%) from December 31, 2013. Residential mortgage loans include conventional first lien home mortgages and the Corporation generally limits the maximum loan to 80% of collateral value without credit enhancement (e.g. private mortgage insurance). As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The Corporation may retain a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At September 30, 2014, the residential mortgage portfolio was comprised of $1.4 billion of fixed-rate residential real estate mortgages and $2.9 billion of adjustable-rate residential real estate mortgages.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

Home equity totaled $1.7 billion at September 30, 2014, down $148 million (8%) compared to December 31, 2013, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Home equity balances declined as customers continued to deleverage and refinance into lower-priced, first lien residential mortgage loans. Loans and lines in a junior position at September 30, 2014 included approximately 34% for which the Corporation also owned or serviced the related first lien loan and approximately 66% where the Corporation did not service the related first lien loan.

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

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 670. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required. As of September 30, 2014, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Home equity lines are variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at September 30, 2014, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

Home Equity Lines of Credit - Revolving Period End Dates	$ in Thousands	% to Total
2014 - 2015	$5,558	1%
2016 - 2017	4,187	<1%
2018 - 2020	36,202	4%
2021 - 2025	234,742	27%
2026 and later	599,746	68%

Total home equity revolving lines of credit	$880,435	100%

Installment and credit cards totaled $460 million at September 30, 2014 up $53 million (13%) compared to December 31, 2013, primarily due to the purchase of a participation in the Associated Bank branded credit card portfolio on June 30, 2014. The installment and credit cards consist of student loans, short-term and other personal installment loans and credit cards. The Corporation had $298 million and $330 million of student loans at September 30, 2014 and December 31, 2013, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery on these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2014, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 6

Period End Deposit and Customer Funding Composition

($ in Thousands)

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,302,454	24%	$4,211,057	24%	$4,478,981	26%	$4,626,312	27%	$4,453,663	24%
Savings	1,256,567	7	1,275,493	7	1,252,669	7	1,159,512	7	1,195,944	7
Interest-bearing demand	3,637,411	20	2,918,900	17	3,084,457	18	2,889,705	17	2,735,529	15
Money market	7,491,460	41	7,348,650	43	7,069,173	40	6,906,442	40	8,199,281	45
Brokered CDs	9,242	—	44,809	—	51,235	—	50,450	—	56,024	—
Other time	1,504,124	8	1,517,350	9	1,573,412	9	1,634,746	9	1,697,467	9

Total deposits	$18,201,258	100%	$17,316,259	100%	$17,509,927	100%	$17,267,167	100%	$18,337,908	100%
Customer funding	493,451		489,886		548,179		419,247		515,555

Total deposits and customer funding	$18,694,709		$17,806,145		$18,058,106		$17,686,414		$18,853,463

Network transaction deposits included above in interest-bearing demand and money market	$2,207,055		$2,238,923		$2,141,976		$1,936,403		$2,222,810
Total network transaction deposits and Brokered CDs	2,216,297		2,283,732		2,193,211		1,986,853		2,278,834
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$16,478,412		$15,522,413		$15,864,895		$15,699,561		$16,574,629

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

The methodology used for the allowance for loan losses at September 30, 2014 and December 31, 2013 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that may affect loan collectability. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

The methodology used for the allowance for unfunded commitments at September 30, 2014 and December 31, 2013 was also generally comparable. Management evaluated the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan.

At September 30, 2014, the allowance for credit losses was $291 million compared to $293 million at September 30, 2013, and $290 million at December 31, 2013. At September 30, 2014, the allowance for loan losses to total loans was 1.55% and covered 145% of nonaccrual loans, compared to 1.74% and 131%, respectively, at September 30, 2013, and 1.69% and 145%, respectively, at December 31, 2013. The ratio of net charge offs to average loans on an annualized basis was 0.08%, 0.29%, and 0.25% for the nine months ended September 30, 2014, and 2013, and the full year 2013, respectively. Tables 7 and 8 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 6, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for credit losses disclosures.

Management believes the level of allowance for credit losses to be appropriate at September 30, 2014 and December 31, 2013.

TABLE 7

Allowance for Credit Losses

($ in Thousands)

	At and For the Nine Months Ended September 30,				At and For the Year Ended December 31,
	2014		2013		2013
Allowance for Loan Losses:
Balance at beginning of period	$268,315		$297,409		$297,409
Provision for loan losses	8,500		8,000		10,000
Charge offs	(35,318)		(69,320)		(88,061)
Recoveries	24,765		35,635		48,967

Net charge offs	(10,553)		(33,685)		(39,094)

Balance at end of period	$266,262		$271,724		$268,315

Allowance for Unfunded Commitments:
Balance at beginning of period	$21,900		$21,800		$21,800
Provision for unfunded commitments	2,500		(200)		100

Balance at end of period	$24,400		$21,600		$21,900

Allowance for credit losses (A)	$290,662		$293,324		$290,215
Provision for credit losses (B)	$11,000		$7,800		$10,100
Net loan charge offs (recoveries):	(C	)	(C	)	(C	)
Commercial and industrial	$1,920	5	$1,726	5	$6,281	14
Commercial real estate - owner occupied	1,536	19	5,168	59	6,135	53
Lease financing	23	6	4	1	(12	) (2)

Commercial and business lending	3,479	7	6,898	16	12,404	21
Commercial real estate - investor	(5,335	) (24)	2,748	13	2,885	10
Real estate construction	1,258	18	994	17	(2,136	) (27)

Commercial real estate lending	(4,077	) (14)	3,742	14	749	2

Total commercial	(598	) (1)	10,640	15	13,153	14
Home equity revolving lines of credit	3,660	56	6,894	102	7,860	88
Home equity loans first liens	972	19	2,283	34	2,655	31
Home equity loans junior liens	2,535	176	4,791	263	5,902	250

Home equity	7,167	55	13,968	91	16,417	82
Installment and credit cards	1,270	41	367	11	(244	) (6)
Residential mortgage	2,714	9	8,710	32	9,768	26

Total consumer	11,151	24	23,045	50	25,941	42

Total net charge offs	$10,553	8	$33,685	29	$39,094	25

CRE & Construction Net Charge Off Detail:	(C	)	(C	)	(C	)
Farmland	$—	—	$366	318	$366	252
Multi-family	(6,089	) (83)	536	8	499	5
Non-owner occupied	754	5	1,846	12	2,020	10

Commercial real estate - investor	$(5,335	) (24)	$2,748	13	$2,885	10

1-4 family construction	$(170	) (8)	$(1,112	) (66)	$(3,796	) (163)
All other construction	1,428	29	2,106	52	1,660	30

Real estate construction	$1,258	18	$994	17	$(2,136	) (27)

(A) – Includes the allowance for loan losses and the allowance for unfunded commitments.
(B) – Includes the provision for loan losses and the provision for unfunded commitments.
(C) – Annualized ratio of net charge offs to average loans by loan type in basis points.

Ratios:
Allowance for loan losses to total loans	1.55%		1.74%		1.69%
Allowance for loan losses to net charge offs (annualized)	18.9x		6.0x		6.9x

TABLE 7 (continued)

Allowance for Credit Losses

($ in Thousands)

Quarterly Trends:	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
Allowance for Loan Losses:
Balance at beginning of period	$271,851		$267,916		$268,315		$271,724		$277,218
Provision for loan losses	(3,000)		6,500		5,000		2,000		—
Charge offs	(14,850)		(9,107)		(11,361)		(18,742)		(20,288)
Recoveries	12,261		6,542		5,962		13,333		14,794

Net charge offs	(2,589)		(2,565)		(5,399)		(5,409)		(5,494)

Balance at end of period	$266,262		$271,851		$267,916		$268,315		$271,724

Allowance for Unfunded Commitments:
Balance at beginning of period	$20,400		$21,900		$21,900		$21,600		$22,400
Provision for unfunded commitments	4,000		(1,500)		—		300		(800)

Balance at end of period	$24,400		$20,400		$21,900		$21,900		$21,600

Allowance for credit losses (A)	$290,662		$292,251		$289,816		$290,215		$293,324
Provision for credit losses (B)	$1,000		$5,000		$5,000		$2,300		$(800)
Net loan charge offs (recoveries):	(C	)	(C	)	(C	)	(C	)	(C	)
Commercial and industrial	$572	4	$(1,377	) (10)	$2,725	22	$4,555	38	$(447	) (4)
Commercial real estate - owner occupied	2,210	84	(550	) (20)	(124	) (5)	967	34	2,076	72
Lease financing	(6	) (5)	29	22	—	—	(16	) (12)	—	—

Commercial and business lending	2,776	17	(1,898	) (12)	2,601	17	5,506	37	1,629	11
Commercial real estate - investor	(4,065	) (54)	(239	) (3)	(1,031	) (14)	137	2	(414	) (6)
Real estate construction	350	14	795	33	113	5	(3,130	) (145)	(303	) (15)

Commercial real estate lending	(3,715	) (37)	556	6	(918	) (10)	(2,993	) (32)	(717	) (8)

Total commercial	(939	) (3)	(1,342	) (5)	1,683	7	2,513	10	912	4
Home equity revolving lines of credit	1,098	50	1,380	64	1,182	55	966	44	767	34
Home equity loans first liens	118	7	448	26	406	23	372	19	564	27
Home equity loans junior liens	728	159	948	196	859	171	1,111	205	800	140

Home equity	1,944	45	2,776	64	2,447	55	2,449	52	2,131	44
Installment and credit cards	910	78	247	25	113	11	(611	) (59)	124	11
Residential mortgage	674	6	884	9	1,156	12	1,058	11	2,327	25

Total consumer	3,528	22	3,907	25	3,716	25	2,896	19	4,582	30

Total net charge offs	$2,589	6	$2,565	6	$5,399	14	$5,409	14	$5,494	14

CRE & Construction Net Charge Off Detail:	(C	)	(C	)	(C	)	(C	)	(C	)
Farmland	$—	—	$—	—	$—	—	$—	—	$—	—
Multi-family	(6,022	) (243)	(18	) (1)	(49	) (2)	(37	) (2)	127	5
Non-owner occupied	1,957	38	(221	) (4)	(982	) (20)	174	4	(541	) (11)

Commercial real estate - investor	$(4,065	) (54)	$(239	) (3)	$(1,031	) (14)	$137	2	$(414	) (6)

1-4 family construction	$(53	) (7)	$4	1	$(121	) (18)	$(2,684	) (413)	$(904	) (143)
All other construction	403	23	791	48	234	15	(446	) (29)	601	41

Real estate construction	$350	14	$795	33	$113	5	$(3,130	) (145)	$(303	) (15)

(A) – Includes the allowance for loan losses and the allowance for unfunded commitments.
(B) – Includes the provision for loan losses and the provision for unfunded commitments.
(C) – Annualized ratio of net charge offs to average loans by loan type in basis points.

TABLE 8

Nonperforming Assets

($ in Thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Nonperforming assets by type:
Commercial and industrial	$51,143	$40,846	$38,488	$37,719	$36,105
Commercial real estate - owner occupied	24,340	31,725	26,735	29,664	28,301
Lease financing	1,947	1,541	172	69	99

Commercial and business lending	77,430	74,112	65,395	67,452	64,505
Commercial real estate - investor	25,106	28,135	33,611	37,596	49,841
Real estate construction	8,187	6,988	6,667	6,467	18,670

Commercial real estate lending	33,293	35,123	40,278	44,063	68,511

Total commercial	110,723	109,235	105,673	111,515	133,016
Home equity revolving lines of credit	10,154	10,056	10,356	11,883	11,991
Home equity loans first liens	4,664	4,634	5,341	6,135	6,131
Home equity loans junior liens	6,443	6,183	6,788	7,149	7,321

Home equity	21,261	20,873	22,485	25,167	25,443
Installment and credit cards	653	771	915	1,114	1,269
Residential mortgage	51,501	48,347	48,905	47,632	47,866

Total consumer	73,415	69,991	72,305	73,913	74,578

Total nonaccrual loans (“NALs”)	184,138	179,226	177,978	185,428	207,594
Commercial real estate owned	10,733	9,498	8,224	8,359	10,003
Residential real estate owned	4,676	6,182	6,313	5,217	8,975
Bank properties real estate owned	1,431	2,049	4,636	4,542	6,099

Other real estate owned (“OREO”)	16,840	17,729	19,173	18,118	25,077

Total nonperforming assets (“NPAs”)	$200,978	$196,955	$197,151	$203,546	$232,671

Commercial real estate & Real estate construction NALs detail:
Farmland	$—	$—	$—	$—	$109
Multi-family	2,518	3,929	3,713	3,782	5,260
Non-owner occupied	22,588	24,206	29,898	33,814	44,472

Commercial real estate - investor	$25,106	$28,135	$33,611	$37,596	$49,841

1-4 family construction	$1,350	$1,843	$1,900	$1,915	$12,654
All other construction	6,837	5,145	4,767	4,552	6,016

Real estate construction	$8,187	$6,988	$6,667	$6,467	$18,670

Accruing loans past due 90 days or more:
Commercial	$269	$289	$16	$1,199	$1,198
Consumer	1,421	1,487	707	1,151	865

Total accruing loans past due 90 days or more	$1,690	$1,776	$723	$2,350	$2,063

Restructured loans (accruing):
Commercial	$73,774	$83,999	$88,329	$94,265	$86,468
Consumer	30,829	30,382	28,595	29,720	30,575

Total restructured loans (accruing)	$104,603	$114,381	$116,924	$123,985	$117,043

Nonaccrual restructured loans (included in nonaccrual loans)	$63,314	$72,388	$74,231	$59,585	$69,311
Ratios:
Nonaccrual loans to total loans	1.07%	1.05%	1.08%	1.17%	1.33%
NPAs to total loans plus OREO	1.17%	1.15%	1.20%	1.28%	1.49%
NPAs to total assets	0.78%	0.77%	0.79%	0.84%	0.98%
Allowance for loan losses to NALs	144.60%	151.68%	150.53%	144.70%	130.89%
Allowance for loan losses to total loans	1.55%	1.59%	1.63%	1.69%	1.74%

TABLE 8 (continued)

Nonperforming Assets

($ in Thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Loans 30-89 days past due by type:
Commercial and industrial	$3,947	$2,519	$4,126	$6,826	$6,518
Commercial real estate - owner occupied	2,675	6,323	5,342	3,106	8,505
Lease financing	—	556	567	—	1,000

Commercial and business lending	6,622	9,398	10,035	9,932	16,023
Commercial real estate - investor	15,869	2,994	7,188	23,215	21,747
Real estate construction	399	258	679	1,954	820

Commercial real estate lending	16,268	3,252	7,867	25,169	22,567

Total commercial	22,890	12,650	17,902	35,101	38,590
Home equity revolving lines of credit	6,739	6,986	5,344	6,728	6,318
Home equity loans first liens	1,503	1,685	1,469	1,110	1,376
Home equity loans junior liens	2,496	2,138	3,006	2,842	2,206

Home equity	10,738	10,809	9,819	10,680	9,900
Installment and credit cards	1,818	1,734	1,269	1,150	1,170
Residential mortgage	3,231	7,070	4,498	6,118	6,722

Total consumer	15,787	19,613	15,586	17,948	17,792

Total loans past due 30-89 days	$38,677	$32,263	$33,488	$53,049	$56,382

Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$—	$—	$—	$—	$—
Multi-family	—	—	2,524	14,755	216
Non-owner occupied	15,869	2,994	4,664	8,460	21,531

Commercial real estate - investor	$15,869	$2,994	$7,188	$23,215	$21,747

1-4 family construction	$345	$242	$327	$987	$579
All other construction	54	16	352	967	241

Real estate construction	$399	$258	$679	$1,954	$820

Potential problem loans by type:
Commercial and industrial	$133,416	$187,251	$109,027	$113,669	$112,947
Commercial real estate - owner occupied	49,008	57,757	64,785	56,789	61,256
Lease financing	3,787	2,280	3,065	1,784	207

Commercial and business lending	186,211	247,288	176,877	172,242	174,410
Commercial real estate - investor	28,474	31,903	34,790	52,429	87,526
Real estate construction	2,227	4,473	4,870	5,263	7,540

Commercial real estate lending	30,701	36,376	39,660	57,692	95,066

Total commercial	216,912	283,664	216,537	229,934	269,476
Home equity revolving lines of credit	224	277	310	303	170
Home equity loans first liens	—	—	—	—	—
Home equity loans junior liens	687	822	741	1,810	2,067

Home equity	911	1,099	1,051	2,113	2,237
Installment and credit cards	4	844	—	50	67
Residential mortgage	2,166	2,445	2,091	3,312	5,342

Total consumer	3,081	4,388	3,142	5,475	7,646

Total potential problem loans	$219,993	$288,052	$219,679	$235,409	$277,122

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

Nonaccrual loans were $184 million at September 30, 2014, compared to $208 million at September 30, 2013 and $185 million at December 31, 2013. Total nonaccrual loans were down $24 million (11%) since September 30, 2013, and decreased $1 million (1%) from December 31, 2013. The ratio of nonaccrual loans to total loans was 1.07% at September 30, 2014, compared to 1.33% at September 30, 2013 and 1.17% at December 31, 2013. The Corporation’s allowance for loan losses to nonaccrual loans was 145% at September 30, 2014, up from 131% at September 30, 2013 and level compared to 145% at December 31, 2013, respectively.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At September 30, 2014, accruing loans 90 days or more past due totaled $2 million, relatively unchanged from both September 30, 2013 and December 31, 2013.

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

Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for credit losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. At September 30, 2014, potential problem loans totaled $220 million, compared to $277 million at September 30, 2013 and $235 million at December 31, 2013, respectively.

Other Real Estate Owned: Other real estate owned was $17 million at September 30, 2014, compared to $25 million at September 30, 2013 and $18 million at December 31, 2013, respectively. Write-downs on other real estate owned were $2 million for the first nine months of 2014 and 2013, and $4 million for the full year 2013. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as various funding components (i.e., wholesale funds, top funds providers) as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At September 30, 2014, the Corporation was in compliance with its internal liquidity policies.

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

September 30, 2014
	Moody’s	S&P
Bank short-term	P2	—
Bank long-term	A3	BBB+
Corporation short-term	P2	—
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has filed a shelf registration with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies. The Parent Company has also filed a universal shelf registration statement, under which the Parent Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, $60 million was outstanding at September 30, 2014.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $135 million during the first nine months of 2014 from subsidiaries.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank ($3.1 billion of Federal Home Loan Bank advances were outstanding at September 30, 2014). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2014, the majority of investment securities are classified as available for sale, with only a portion of municipal securities (approximately $300 million) classified as held to maturity. Of the $5.6 billion investment securities portfolio at September 30, 2014, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.4 billion could be pledged or sold to enhance liquidity, if necessary.

For the nine months ended September 30, 2014, net cash provided by operating activities and financing activities was $131 million and $1.3 billion, respectively, while net cash used in investing activities was $1.5 billion, for a net decrease in cash and cash equivalents of $128 million since year-end 2013. During the first nine months of 2014 assets increased $1.4 billion, including a $1.3 billion increase in loans and a $222 million increase in investment securities. On the funding side, deposits increased $934 million and short-term funding increased $689 million, while long-term funding decreased $156 million. The net increase in assets was used to fund $163 million of common stock repurchases and $47 million of cash dividends to the Corporation’s stockholders (common and preferred stock).

For the nine months ended September 30, 2013, net cash provided by operating activities and financing activities was $371 million and $160 million, respectively, while net cash used in investing activities was $440 million, for a net increase in cash and cash equivalents of $91 million since year-end 2012. During the first nine months of 2013, loans increased $175 million and loans held for sale decreased $159 million, while investment securities were relatively flat (down $2 million). On the funding side, deposits increased $1.4 billion, while short-term funding decreased $700 million and long-term funding decreased $401 million. The net increase in funding during 2013 was used to fund $93 million of common stock repurchases and $44 million of cash dividends to the Corporation’s stockholders (common and preferred stock).

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

Policies established by the Corporation’s Asset / Liability Committee (“ALCO”) and approved by the Board of Directors are intended to manage these risks. The Board has delegated day-to-day responsibility for managing market and interest rate risk to ALCO. The primary objectives of market risk management is to minimize any adverse effect that changes in market risk factors may have on net interest income and to offset the risk of price changes for certain assets recorded at fair value.

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

Simulation of earnings: Determining the sensitivity of short-term future earnings is accomplished through the use of simulation modeling. Assumptions involving projected balance sheet growth, market spreads, loan and deposit rates, prepayments of rate-sensitive instruments, and the cash flows from maturing assets and liabilities are incorporated in these simulation analyses. These analyses are designed to project net interest income based on various interest rate scenarios, compared to a baseline scenario. The

Corporation runs numerous scenarios including instantaneous and gradual changes to market interest rates, yield curve slope changes, deposit rate sensitivities, and prepayment sensitivities. It then compares such scenarios to the baseline scenario to quantify its earnings sensitivity.

The resulting simulations for September 30, 2014, and December 31, 2013 projected that net interest income would increase by approximately 0.9% and 0.4%, respectively, if rates rose instantaneously by a 100 bp shock and projected that net interest income would increase by approximately 2.1% and 0.9%, respectively, if rates rose instantaneously by a 200 bp shock. As of September 30, 2014, the simulations of earnings results were within the limits of the Corporation’s interest rate risk policy.

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

These results are based on multiple path simulations using an interest rate simulation model calibrated to market traded instruments. Sensitivities are measured assuming several factors including immediate and sustained parallel and non-parallel changes in market rates, yield curves and rate indexes. These factors quantify yield curve risk, basis risk, options risk, repricing mismatch risk, and market spread risk. The results are considered to be conservative estimates due to the fact that no management action to mitigate potential income variances is included within the simulation assumption set. These potentially mitigating factors include future balance sheet growth, changes in yield curve relationships, and changing product spreads. As of September 30, 2014, the projected changes for the market value of equity were within the limits of the Corporation’s interest rate risk policy.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2014, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 8, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.

Table 9 summarizes significant contractual obligations and other commitments at September 30, 2014, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

TABLE 9: Contractual Obligations and Other Commitments
	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$949,273	$370,001	$192,321	$1,771	$1,513,366
Short-term funding	1,430,180	—	—	—	1,430,180
Long-term funding	—	431,331	2,500,034	182	2,931,547
Operating leases	10,699	21,505	17,759	33,206	83,169
Commitments to extend credit	3,417,726	1,717,583	1,599,889	113,557	6,848,755

Total	$5,807,878	$2,540,420	$4,310,003	$148,716	$12,807,017

Capital

Stockholders’ equity at September 30, 2014 was $2.9 billion, down slightly ($22 million) from December 31, 2013. At September 30, 2014, stockholders’ equity included $2 million of accumulated other comprehensive loss compared to $24 million of accumulated other comprehensive loss at December 31, 2013. Cash dividends of $0.27 per share were paid in the first nine months of 2014 and $0.24 per share were paid in the first nine months of 2013. The ratio of total stockholders’ equity to assets was 11.19% and 11.93% at September 30, 2014 and December 31, 2013, respectively.

During the first nine months of 2014, 9.0 million shares were repurchased for $159 million (or an average cost per common share of $17.76), of which, approximately 3.1 million shares were returned to authorized but unissued shares and the remaining shares were added to treasury stock. For the full year 2013, 7.7 million shares were repurchased for $120 million (or an average cost per common share of $15.57), all of which were added to treasury stock. The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation totaling approximately $4 million (221,243 shares at an average cost per common share of $16.47) during the first nine months of 2014, compared to repurchases of shares for minimum tax withholding settlements on equity compensation totaling approximately $3 million (239,215 shares at an average cost per common share of $14.00) for the full year 2013. At September 30, 2014, the Corporation had approximately $55 million remaining under repurchase authorizations previously approved by the Board of Directors. See section “Recent Developments” for additional information on the October 2014 common stock repurchases and the October 2014 Board of Directors share repurchase authorization. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the third quarter of 2014. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

TABLE 10

Capital Ratios

(In Thousands, except per share data)

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Total stockholders’ equity	$2,869,578	$2,929,946	$2,901,024	$2,891,290	$2,872,282
Tangible stockholders’ equity(1)	1,932,198	1,991,576	1,961,663	1,950,938	1,930,919
Tier 1 capital(2)	1,933,923	1,980,675	1,973,240	1,975,182	1,966,797
Tier 1 common equity(3)	1,872,899	1,919,651	1,912,083	1,913,320	1,904,060
Tangible common equity(1)	1,871,174	1,930,552	1,900,505	1,889,076	1,868,182
Total risk-based capital(2)	2,160,143	2,205,423	2,187,637	2,184,884	2,198,219
Tangible assets(1)	24,716,442	24,789,416	23,866,836	23,286,568	22,747,312
Risk weighted assets(2)	18,031,157	17,911,201	17,075,004	16,694,148	16,358,823
Market capitalization	2,695,623	2,883,398	2,907,877	2,829,640	2,545,053

Book value per common share	$18.15	$17.99	$17.64	$17.40	$17.10
Tangible book value per common share	12.09	12.11	11.80	11.62	11.37
Cash dividend per common share	0.09	0.09	0.09	0.09	0.08
Stock price at end of period	17.42	18.08	18.06	17.40	15.49
Low closing price for the period	17.42	16.82	15.58	15.34	15.29
High closing price for the period	18.90	18.39	18.35	17.56	17.60

Total stockholders’ equity / assets	11.19%	11.39%	11.69%	11.93%	12.13%
Tangible common equity / tangible assets (1)	7.57	7.79	7.96	8.11	8.21
Tangible stockholders’ equity / tangible assets (1)	7.82	8.03	8.22	8.38	8.49
Tier 1 common equity / risk-weighted assets (3)	10.39	10.72	11.20	11.46	11.64
Tier 1 leverage ratio(2)	7.87	8.26	8.46	8.70	8.76
Tier 1 risk-based capital ratio(2)	10.73	11.06	11.56	11.83	12.02
Total risk-based capital ratio(2)	11.98	12.31	12.81	13.09	13.44

Common shares outstanding (period end)	154,743	159,480	161,012	162,623	164,303
Basic common shares outstanding (average)	155,925	159,940	161,467	162,611	164,954
Diluted common shares outstanding (average)	156,991	160,838	162,188	163,235	165,443

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.
(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.
(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

Comparable Third Quarter Results

The Corporation recorded net income of $50 million for the three months ended September 30, 2014, compared to net income of $46 million for the three months ended September 30, 2013. Net income available to common equity was $49 million for the three months ended September 30, 2014, or net income of $0.31 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the three months ended September 30, 2013, was $44 million, or net income of $0.27 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2014 was $178 million, $12 million higher than the third quarter of 2013 (see Table 2). Changes in the balance sheet volume and mix increased taxable equivalent net interest income by $12 million, while changes in the rate environment remained relatively level. The Federal funds target rate was unchanged for both the third quarter of 2014 and the third quarter of 2013. The net interest margin between the comparable quarters was down 7 bp, to 3.06% in the third quarter of 2014. Average earning assets increased $2.1 billion to $23.1 billion in the third quarter of 2014, with average loans up $1.4 billion (predominantly in commercial loans) and investments and other short-term investments up $641 million (predominantly in mortgage related securities). On the funding side, average short and long-term funding was up $1.9 billion (primarily long-term FHLB advances), while average interest-bearing deposits were up $288 million (primarily interest-bearing demand deposits).

Credit quality continued to improve with nonaccrual loans declining to $184 million (1.07% of total loans) at September 30, 2014, compared to $208 million (1.33% of total loans) at September 30, 2013 (see Table 8). Compared to the third quarter of 2013, potential problem loans were down 21% to $220 million. The provision for credit losses was $1 million, up $2 million compared to the third quarter of 2013 (see Table 7). Annualized net charge offs represented 0.06% of average loans for the third quarter of 2014 compared to 0.14% for the third quarter of 2013. The allowance for loan losses to loans at September 30, 2014 was 1.55%, compared to 1.74% at September 30, 2013. See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2014 increased $4 million (6%) to $75 million versus the third quarter of 2013. Core fee-based revenue decreased $3 million primarily in insurance commissions due to a $4 million reserve established for remediation on legacy debt protection products. Net mortgage banking income was $7 million, up $3 million from the third quarter of 2013, predominantly due to an increase in the gain on sales of mortgage loans. Net asset gains increased $3 million, primarily due to two corporate real estate gains during the third quarter of 2014.

On a comparable quarter basis, noninterest expense increased $7 million (4%) to $172 million in the third quarter of 2014. FDIC expense increased $2 million (44%) from the third quarter of 2013 reflecting the growth in risk-weighted assets. Business development and advertising expenses increased $2 million (26%) from the third quarter of 2013 as the Corporation increased advertising related to our fall marketing campaign. Technology increased $1 million as we continue to invest in solutions that will drive operational efficiency. Losses other than loans increased $1 million mainly due to a more favorable than expected resolution of a litigation matter in the third quarter of 2013. All remaining noninterest expense categories on a combined basis were relatively unchanged (up 0.4%) compared to the third quarter of 2013.

For the third quarter of 2014, the Corporation recognized income tax expense of $24 million, compared to income tax expense of $21 million for the third quarter of 2013. The effective tax rate was 32.77% and 31.91% for the third quarter of 2014 and the third quarter of 2013, respectively.

TABLE 11

Selected Quarterly Information

($ in Thousands)

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Summary of Operations:
Net interest income	$172,630	$168,703	$164,973	$167,199	$160,509
Provision for credit losses	1,000	5,000	5,000	2,300	(800)
Noninterest income
Trust service fees	12,218	12,017	11,711	11,938	11,380
Service charges on deposit accounts	17,961	17,412	16,400	17,330	18,407
Card-based and other nondeposit fees	12,407	12,577	12,509	12,684	12,688
Insurance commissions	7,860	13,651	12,317	11,274	11,356
Brokerage and annuity commissions	4,040	4,520	4,033	3,881	3,792

Core fee-based revenue	54,486	60,177	56,970	57,107	57,623
Mortgage banking, net	6,669	5,362	6,361	8,277	3,542
Capital market fees, net	2,939	2,099	2,322	2,771	2,652
BOLI income	3,506	3,011	4,320	2,787	2,817
Asset gains, net	4,934	899	728	2,687	1,934
Investment securities gains (losses), net	57	34	378	(18)	248
Other	2,317	665	2,442	2,262	2,100

Total noninterest income	74,908	72,247	73,521	75,873	70,916
Noninterest expense
Personnel expense	97,650	97,793	97,698	101,215	98,102
Occupancy	13,743	13,785	15,560	14,684	14,758
Equipment	6,133	6,227	6,276	6,509	6,213
Technology	13,573	14,594	12,724	12,963	12,323
Business development and advertising	7,467	5,077	5,062	7,834	5,947
Other intangible asset amortization	990	991	991	1,011	1,010
Loan expense	3,813	3,620	2,787	3,677	3,157
Legal and professional fees	4,604	4,436	4,188	5,916	3,482
Losses other than loans	677	381	544	1,559	(600)
Foreclosure / OREO expense	2,083	1,575	1,896	2,829	2,515
FDIC expense	6,859	4,945	5,001	4,879	4,755
Other	14,261	14,501	14,931	16,091	13,509

Total noninterest expense	171,853	167,925	167,658	179,167	165,171
Income tax expense	24,478	21,660	20,637	13,847	21,396

Net income	50,207	46,365	45,199	47,758	45,658
Preferred stock dividends	1,255	1,278	1,244	1,273	1,285

Net income available to common equity	$48,952	$45,087	$43,955	$46,485	$44,373

Taxable equivalent net interest income	$177,568	$173,360	$169,629	$172,237	$165,457
Net interest margin	3.06%	3.08%	3.12%	3.23%	3.13%
Effective tax rate	32.77%	31.84%	31.35%	22.48%	31.91%
Average Balances:
Assets	$25,472,052	$24,858,072	$24,213,213	$23,558,725	$23,313,577
Earning assets	23,096,717	22,537,515	21,892,503	21,242,065	21,039,467
Interest-bearing liabilities	18,158,989	17,711,534	16,962,190	16,135,174	16,010,930
Loans	17,140,961	16,646,389	16,164,617	15,748,284	15,724,365
Deposits	17,873,378	17,172,832	16,990,272	17,881,531	17,609,819
Short and long-term funding	4,525,265	4,612,012	4,138,223	2,606,958	2,665,415
Stockholders’ equity	$2,876,079	$2,891,118	$2,888,768	$2,872,638	$2,862,890

Sequential Quarter Results

The Corporation recorded net income of $50 million for the three months ended September 30, 2014, compared to net income of $46 million for the three months ended June 30, 2014. Net income available to common equity was $49 million for the third quarter of 2014, or net income of $0.31 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2014, was $45 million, or net income of $0.28 for both basic and diluted earnings per common share (see Table 1).

Taxable equivalent net interest income for the third quarter of 2014 was $178 million, $5 million higher than the second quarter of 2014, as changes in the balance sheet volume and mix increased taxable equivalent net interest income by $5 million. The Federal funds target rate was unchanged for both quarters. The net interest margin in the third quarter of 2014 was down 2 bp, to 3.06%. Average earning assets increased $559 million to $23.1 billion in the third quarter of 2014, with average loans up $495 million (predominantly in commercial and residential mortgage loans) and average investments and other short-term investments up $64 million (primarily in municipal securities and interest bearing deposits in other banks partially offset by decreases in residential mortgage-related and asset back securities). On the funding side, average short and long-term funding was down $87 million (primarily short-term FHLB advances), while average interest-bearing deposits were up $534 million (primarily money market and interest-bearing demand deposits).

Nonaccrual loans were up slightly, to $184 million (1.07% of total loans) at September 30, 2014, compared to $179 million (1.05% of total loans) at June 30, 2014 (see Table 8). Potential problem loans decreased to $220 million, down $68 million from the second quarter of 2014. The provision for credit losses for the third quarter of 2014 was $1 million, down $4 million compared to the second quarter of 2014 (see Table 7). Annualized net charge offs represented 0.06% of average loans for the second and third quarter of 2014. The allowance for loan losses to loans at September 30, 2014 was 1.55%, compared to 1.59% at June 30, 2014 (see Table 8). See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest income for the third quarter of 2014 increased $3 million (4%) to $75 million versus the second quarter of 2014. Core fee-based revenue decreased $6 million (10%) from the second quarter of 2014, primarily due to a $6 million decrease in insurance commissions. Insurance commissions declined from the second quarter of 2014, primarily due to a $4 million reserve established for remediation on legacy debt protection products. Net mortgage banking income was $7 million, up $1 million (24%) from the second quarter of 2014, predominantly due to an increase in the gain on sales of mortgage loans. Net asset gains increased $4 million, primarily due to two corporate real estate gains during the third quarter of 2014. Other income increased $2 million from the second quarter of 2014 primarily due to one-time charges related to some customer reimbursements paid in the second quarter of 2014.

On a sequential quarter basis, noninterest expense increased $4 million (2%) to $172 million. Business development and advertising expenses increased $2 million (47%) from second quarter of 2014 as the Corporation increased advertising related to our fall marketing campaign. FDIC expense increased $2 million (39%) from the second quarter of 2014 reflecting the growth in risk-weighted assets. All remaining noninterest expense categories on a combined basis were relatively unchanged (down 0.2%) compared to the second quarter of 2014.

For the third quarter of 2014, the Corporation recognized income tax expense of $24 million, compared to income tax expense of $22 million for the second quarter of 2014. The effective tax rate was 32.77% and 31.84% for the third quarter of 2014 and the second quarter of 2014, respectively.

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

In August 2014, the FASB issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to foreclosures that occur after the date of adoption or (b) modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Corporation intends to adopt the accounting standard during the first quarter of 2015, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

Recent Developments

On October 28, 2014, the Board of Directors declared a regular quarterly cash dividend of $0.10 per common share, payable on December 15, 2014, to shareholders of record at the close of business on December 1, 2014. This is an increase of $0.01 from the previous quarterly cash dividend. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock payable on December 15, 2014, to shareholders of record at the close of business on December 1, 2014. These cash dividends have not been reflected in the accompanying consolidated financial statements.

On October 28, 2014, the Board of Directors authorized the repurchase of up to $120 million of the Corporation’s common stock. This repurchase authorization is in addition to the previously authorized common stock repurchase program announced on March 18, 2014. There remains approximately $55 million under the previous authorization, or approximately $175 million in the aggregate. Repurchases under such programs are subject to regulatory limitations and may occur from time to time in open market purchases, block transactions, accelerated share repurchase programs or similar facilities.

On October 29, 2014, the Corporation repurchased approximately 3 million shares of common stock for $50 million under an accelerated share repurchase program. After these common stock repurchases, the Corporation has approximately $125 million remaining under repurchase authorizations previously approved by the Board of Directors.

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

As of September 30, 2014, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

A purported class action lawsuit, Wanda Boone v. Associated Banc-Corp, was filed on April 10, 2014 in the United States District Court for the Eastern District of Wisconsin. The lawsuit claimed that loan coordinators employed by the Bank were not compensated for all hours worked, including the payment of overtime, in violation of the Fair Labor Standards Act of 1938 and Wisconsin wage laws. On July 30, 2014, the case was dismissed with prejudice. As part of the resolution of this matter, the Corporation made an immaterial payment to the plaintiff.

The OCC and the Department of Housing and Urban Development (HUD) are examining the Bank’s compliance with fair housing laws, particularly from the period 2008-2011. The Corporation believes it has been in compliance in all material respects with all applicable laws and regulations related to fair housing. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such examinations by the OCC and HUD.

During the last year, the Corporation has reviewed a variety of legacy products provided by third parties, including debt protection and identity protection products. In connection with this review, the Corporation has made, and plans to make, remediation payments to affected customers and former customers. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections “Noninterest Income,” “Comparable Third Quarter Results,” and “Sequential Quarter Results,” for additional information. These types of products have recently received increased regulatory scrutiny, and it is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation in regard to these legacy products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to this matter.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following are the Corporation’s monthly common stock purchases during the third quarter of 2014. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan(b)
July 1, 2014 - July 31, 2014	4,736,608	$18.17	4,736,608	—
August 1, 2014 - August 31, 2014	—	—	—	—
September 1, 2014 -September 30, 2014	217,191	18.17	217,191	—

Total	4,953,799	$18.17	4,953,799	3,209,068

(a)	During the third quarter of 2014, the Corporation repurchased 5,343 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b)	On March 18, 2014, the Board of Directors authorized the repurchase of $120 million of common stock, of which approximately $55 million remained available to repurchase as of September 30, 2014. Using the closing stock price on September 30, 2014 of $17.42, a total of approximately 3.2 million common shares remained available to be repurchased under the authorization as of September 30, 2014. This amount excludes the fact that on October 28, 2014, the Board of Directors also authorized the repurchase of up to an additional $120 million, which is in addition to the $55 million remaining under the March 2014 common stock repurchase authorization. See section, “Recent Developments,” in Part I, Item 2 for additional information on the October 28, 2014 repurchase authorization.

ITEM 6.	Exhibits

(a)	Exhibits:

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

ASSOCIATED BANC-CORP
(Registrant)

Date: October 31, 2014	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: October 31, 2014	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer