Form 10-K
period 2014-12-31
ASSOCIATED BANC-CORP
filed 2015-02-05
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the fiscal year ended December 31, 2014
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

Registrant’s telephone number, including area code: (920) 491-7500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share

Depositary Shares, each representing a 1/40th interest

in a share of 8.00% Perpetual Preferred Stock, Series B

Warrants to purchase shares of Common Stock of

Associated Banc-Corp

The New York Stock Exchange The New York Stock Exchange NYSE MKT

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

Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐        No  ☑

As of June 30, 2014, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2,852,499,000. This excludes approximately $30,908,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $64,814,000 of market value representing 2.25% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.

As of January 31, 2015, 148,694,456 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document: Proxy Statement for Annual Meeting of Shareholders on April 21, 2015	Part of Form 10-K Into Which Portions of Documents are Incorporated: Part III

ASSOCIATED BANC-CORP

2014 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words such as “may,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” “could,” “future,” or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other “forward-looking” information. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from those we described in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading “Risk Factors” in this document, and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following:

•	credit risks, including changes in economic conditions and risk relating to our allowance for credit losses;

•	liquidity and interest rate risks, including the impact of capital market conditions and changes in monetary policy on our borrowings and net interest income;

•	operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud risks;

•	strategic and external risks, including economic, political, and competitive forces impacting our business;

•	legal, compliance, and reputational risks, including regulatory and litigation risks; and

•	the risk that our analyses of these risks and forces could be incorrect and / or that the strategies developed to address them could be unsuccessful.

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

General

Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our bank subsidiary traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to acquire three banks. At December 31, 2014, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 15 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint that are closely related or incidental to the business of banking. Measured by total assets reported at December 31, 2014, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50, publicly traded, bank holding companies headquartered in the U.S.

Services

Through our banking subsidiary Associated Bank, National Association (“Associated Bank” or the “Bank”), and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through over 200 banking offices serving more than 100 communities, primarily within our three-state branch footprint (Wisconsin, Illinois, and Minnesota). Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. See also Note 20, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information concerning our reportable segments.

Corporate and Commercial Specialty — The Corporate and Commercial Specialty segment serves a wide range of customers including, larger businesses, developers, non-profits, municipalities, and financial institutions. In serving this segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services area. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending; for our larger clients we also provide loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) specialized financial services such as swaps, capital markets, foreign exchange, and international banking solutions.

Community, Consumer, and Business — The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses. In serving this segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various Consumer Banking, Community Banking, and Private Client units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; trust and investment management accounts; (4) insurance, benefits related products and services; and (5) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management.

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

Employees

At December 31, 2014, we had approximately 4,300 full-time equivalent employees. None of our employees are represented by unions.

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

Bank Holding Company Act Requirements

As a registered bank holding company under the BHC Act, we are regulated, supervised, and examined by the Federal Reserve. In connection with applicable requirements, bank holding companies file periodic reports and other information with the Federal Reserve. The BHC Act also governs the activities that are permissible to bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their nonbanking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Act and longstanding Federal Reserve Policy, bank holding companies are required to act as a source of financial strength to each of their subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do. The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

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

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Corporation (the “FDIC”) has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. In addition, the Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans, the establishment of the Consumer Financial Protection Bureau (“CFPB”), and restrictions on proprietary trading (the “Volcker Rule”). The Dodd-Frank Act may have a material impact on the Corporation’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See the “Risk Factors” section for a more extensive discussion of this topic.

Regulation of Associated Bank and Trust Company

Associated Bank and our nationally chartered trust subsidiary are regulated, supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has extensive supervisory and regulatory authority over the operations of the Corporation’s national bank subsidiaries. As part of this authority, the national bank subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. We are subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Associated Bank. The Dodd-Frank Act weakens the federal preemption available for national banks and gives broader rights to state attorneys general to enforce certain federal consumer protection laws.

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

Capital and Stress Testing Requirements

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

The Basel Committee on Banking Supervision has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III.” In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital and create a new capital measure called “Common Equity Tier 1,” which must constitute at least 4.5% of risk-weighted assets;

•	specify that Tier 1 capital consists only of Common Equity Tier 1 and certain “Additional Tier 1 Capital” instruments meeting specified requirements;

•

apply most deductions / adjustments to regulatory capital measures to Common Equity Tier 1 and not to other components of capital, potentially requiring higher levels of Common Equity Tier 1 in order to meet minimum ratio requirements;

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

The final rules require that trust preferred securities be phased out from Tier 1 capital by the end of 2015, although for a banking organization, such as the Parent Company that has greater than $15 billion in total consolidated assets but is not an “advanced approaches banking organization,” the final rules permit inclusion of trust preferred securities issued prior to May 19, 2010 in Tier 2 capital regardless of whether they would otherwise meet the qualifications for Tier 2 capital treatment.

Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations including the Parent Company and Associated Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Liquidity” and “Capital,” and under Part II, Item 8, Note 18, “Regulatory Matters,” of the notes to consolidated financial statements.

Capital Planning and Stress Testing Requirements

On October 12, 2012, the Federal Reserve published a final rule implementing the company-run stress test requirements mandated by the Dodd-Frank Act for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. Under the rule, we are required to conduct annual company-run stress tests using data as of September 30 of each year and different scenarios provided by the Federal Reserve. Submissions are due to the Federal Reserve during the first quarter of each following year. On September 24, 2013, the Federal Reserve issued an interim rule providing a one-year transition period to incorporate the revised capital framework into the company-run stress test. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact our net income and our return on equity. The Corporation timely submitted its initial stress test report to the Federal Reserve before its required due date of March 31, 2014. The Corporation is not required to publically disclose its results for the March 2014 submission. The Corporation will submit its second year of stress test results by March 31, 2015. In addition, the Corporation will publically release its results of the Severely Adverse Scenario stress test between June 15, 2015 and June 30, 2015, as required by regulation.

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

At December 31, 2014, the Bank satisfied the requirements as “well capitalized”. The imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.

Deposit Insurance Premiums

Associated Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessment rates on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 per depositor, per insured depository institution for each account ownership category.

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 basis points to 45 basis points (“bp”) for large institutions. Premiums for Associated Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.

The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019. The Corporation’s combined assessment rate for FDIC and FICO assessments was approximately 11 bp for 2014.

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

Associated Bank’s latest CRA examination report was dated November 20, 2006, and carried a Satisfactory rating.

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

On February 23, 2012, Associated Bank entered into a Consent Order with the OCC regarding its BSA compliance, which required the Bank to take a variety of measures to ensure ongoing compliance with the BSA and related regulations. The Consent Order was terminated in March 2014. In connection with the termination, the Bank entered into a Stipulation and Consent Order for a Civil Money Penalty with the OCC dated June 26, 2014, which provided for the payment by the Bank of a civil money penalty of $500,000. The civil money penalty was paid in June 2014.

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

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Parent Company and Associated Bank. The Final Rules were effective April 1, 2014, but the conformance period has been extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve recently granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. The Corporation has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.

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

Other Regulatory Authorities

In addition to regulation, supervision and examination by federal banking agencies, the Corporation and certain of its subsidiaries, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and state securities laws and regulations, and to supervision and examination by other regulatory authorities, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), and others.

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

Our principal internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing or e-mailing us using the following information: Associated Banc-Corp, Attn: Investor Relations, 433 Main Street, Green Bay, WI 54301; or e-mail to shareholders@associatedbank.com. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, and committee charters for standing committees of the Board are all available on our website, www.associatedbank.com / About Us / Investor Relations / Corporate Information / Governance Documents. We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

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

Credit Risks

Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.    Our success depends, to a certain extent, upon local and national economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy in our market area could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient.    All borrowers have the potential to default and our remedies to recover (such as seizure and / or sale of collateral, legal actions, and guarantees) may not fully satisfy the debt owed to us. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable credit losses that have been incurred within the existing portfolio of loans. The allowance for loan losses, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance for loan losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for loan losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on our financial condition and results of operations.

We are subject to lending concentration risks.    As of December 31, 2014, approximately 63% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans. Also, at December 31, 2014, approximately 4% of our loan portfolio consisted of loans to borrowers in the oil and gas industry (“oil and gas loans”). Oil and gas are commodities that are subject to price volatility, and our borrowers would be adversely affected by a severe and prolonged downturn in oil and gas prices. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, an increase in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information about our customers and counterparties.    In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

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

The impact of interest rates on our mortgage banking business can have a significant impact on revenues.    Changes in interest rates can impact our mortgage related revenues and net revenues associated with our mortgage activities. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

Changes in interest rates could reduce the value of our investment securities holdings.    The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2014 was $5.8 billion and the estimated duration of the aggregate portfolio was approximately 3.5 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $170 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $220 million.

Changes in interest rates could also reduce the value of our residential mortgage-related securities and mortgage servicing rights, which could negatively affect our earnings.    We have a portfolio of mortgage servicing rights. A mortgage servicing right (“MSR”) is the right to service a mortgage loan (i.e., collect principal, interest, escrow amounts, etc.) for a fee. We recognize MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

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

Operational Risks

We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.    We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems, business continuation and disaster recovery issues, and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.    In the normal course of our business, we collect, process and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and / or human errors, or other similar events.

Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with credit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.

Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business.

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

We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.    We outsource certain information system and data management and processing functions to third party providers, including, among others, Fiserv, Inc. and its affiliates. These third party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2014, the annual impairment test conducted in May indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2014, we had goodwill of $929 million, representing approximately 33% of stockholders’ equity.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. At December 31, 2014, net deferred tax assets were approximately $24 million.

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

We operate in a highly competitive industry and market area.    We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Also, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

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

We may be adversely affected by risks associated with potential and completed acquisitions.    As part of our growth strategy, we regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, and with integrating acquired businesses, resulting in the diversion of resources from the operating of our existing businesses;

•	difficulty in estimating the value of target companies or assets and in evaluating credit, operations, management, and market risks associated with those companies or assets;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for regulatory and compliance issues;

•	exposure to potential asset quality issues of the target company;

•	there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;

•	difficulties, inefficiencies or cost overruns associated with the integration of the operations, personnel, technologies, services, and products of acquired companies with ours;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;

•	potential disruption to our business;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no corresponding accounting allowance, exposure to unexpected asset quality problems that require write-downs or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition, and results of operations.

In addition, we face significant competition from other financial services institutions, some of which may have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive opportunities may not be available to us and there can be no assurance that we will be successful in identifying or completing future acquisitions.

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.    Acquisitions by the Corporation, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Corporation has, or may have, with regulatory agencies, including, without limitation, issues related to AML/BSA compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act (CRA) issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.

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

The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.    In the wake of the mortgage crisis of the last few years, federal and state banking regulators are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Should the Department of Housing and Urban Development (“HUD”), the OCC, or the Federal Reserve have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our growth strategy and profitability.

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

Our corporate headquarters, our largest owned facility, is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation also owns two additional large facilities, principally operations centers, located in Green Bay and Stevens Point, Wisconsin with approximately 91,000 and 96,000 square feet, respectively. Our largest leased location is our downtown Milwaukee, Wisconsin office with approximately 96,000 square feet.

In 2014, noteworthy owned property activity included the sale of 17 vacant banking facilities, as well as two underutilized secondary operations centers in Stevens Point, Wisconsin and Mendota Heights, Minnesota, with approximately 56,000 and 52,000 square feet, respectively; and the reduction of one large banking and office facility in St. Paul, Minnesota from approximately 47,000 to 12,000 square feet. Noteworthy leased property activity included the transition of seven banking locations from leased to owned, and the relocation of our Minneapolis commercial banking site into an enhanced downtown location of approximately 12,000 square feet.

At December 31, 2014, our bank subsidiary occupied over 200 banking locations serving more than 100 different communities within Illinois, Minnesota and Wisconsin. The main office of Associated Bank, National Association, at 200 North Adams Street in Green Bay, Wisconsin, is owned. Most banking offices are freestanding buildings that provide adequate customer parking, including drive-through accommodations of various numbers and types for customer convenience which are mostly owned. Some banking offices are in office towers and supermarket locations which are generally leased. At December 31, 2014, we owned approximately 76% of our total property portfolio, based on square footage, and leased the remainder.

ITEM 3.	LEGAL PROCEEDINGS

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

The OCC and the Department of Housing and Urban Development (“HUD”) are examining the Bank’s compliance with fair housing laws, particularly from the period 2008 to 2011. The Corporation believes it has been in compliance in all material respects with all applicable laws and regulations related to fair housing. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such examinations by the OCC and HUD.

Beginning in late 2013, the Corporation began reviewing a variety of legacy products provided by third parties, including debt protection and identity protection products. In connection with this review, the Corporation has made, and plans to make, remediation payments to affected customers and former customers, and has reserved accordingly.

Debt protection and identity protection products have recently received increased regulatory scrutiny, and it is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation in regard to these legacy products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT THE EXECUTIVE OFFICERS

The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 1, 2015.

Philip B. Flynn - Age: 57

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

William M. Bohn - Age: 48

William M. Bohn has been Executive Vice President, Head of Private Client and Institutional Services, of Associated and Associated Bank, National Association since June 2014. Mr. Bohn joined Associated in 1997 and most recently served as President and Chief Executive Officer of Associated Financial Group since 2004.

Oliver Buechse - Age: 46

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

Christopher J. Del Moral-Niles - Age: 44

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

Patrick J. Derpinghaus - Age: 59

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

Judith M. Docter - Age: 53

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

Randall J. Erickson - Age: 55

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

Breck Hanson - Age: 66

Breck Hanson has been the Executive Vice President, Head of Commercial Real Estate, of Associated and Associated Bank, National Association since September 2010. He is also a director of Associated Banc-Corp Foundation. He has more than 35 years of banking experience, including over 25 years of leadership responsibility within the CRE segment. Most recently, he was Executive Vice President, Commercial Real Estate with Bank of America, where he was responsible for all levels of business in the Midwest Commercial Real Estate Group, which included 370 employees and 7 CRE business lines. He spent over two decades in CRE leadership roles with LaSalle Bank prior to its merger with Bank of America.

Arthur G. Heise - Age: 66

Arthur G. Heise has been Executive Vice President, Chief Risk Officer, of Associated and Associated Bank, National Association since April 2011. Mr. Heise brings more than 30 years leadership experience in risk management roles. From October 2007 through March 2011, he held positions of Chief Audit Executive and Director of Enterprise Risk Services for US Bancorp. Prior to his position at US Bancorp, Mr. Heise served as Director, Business Risk and Control at CitiMortgage from 2004 to 2007.

Scott S. Hickey - Age: 59

Scott S. Hickey has been Executive Vice President, Chief Credit Officer, of Associated and Associated Bank, National Association since October 2008. He was with U.S. Bank from 1985 to 2008, and served as Chief Approval Officer from 2002 to 2008.

Timothy J. Lau - Age: 52

Timothy J. Lau has been Executive Vice President, Head of Community Markets, of Associated and Associated Bank, National Association since June 2014. Mr. Lau previously served as Executive Vice President, Head of Private Client and Institutional Services from December 2010 to June 2014. He is also a director of Associated Banc-Corp Foundation, Associated Investment Services, Inc. and Associated Financial Group, LLC. He joined Associated in 1989 and has held a number of senior management positions in Consumer and Small Business Banking, Residential Lending, and Commercial Banking.

Christopher C. Piotrowski - Age: 40

Christopher C. Piotrowski joined Associated in April 2014 and has served as Executive Vice President and Chief Marketing Officer of Associated since December 2014. Prior to joining Associated, Mr. Piotrowski was previously a Senior Director of Marketing at S.C. Johnson & Son, Inc. since 2009.

Donna N. Smith - Age: 63

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

David L. Stein - Age: 51

David L. Stein has been Executive Vice President, Head of Consumer and Commercial Banking, of Associated and Associated Bank, National Association since June 2007. He is Chairman of Associated Investment Services, Inc. and a director of Associated Financial Group, LLC and Associated Banc-Corp Foundation. He was the President of the Southwest Region of Associated Bank, National Association, from January 2005 until June 2007. He held various positions with J.P. Morgan Chase & Co., and one of its predecessors, Bank One Corporation, from 1989 until joining Associated in 2005.

John A. Utz - Age: 46

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

James Yee - Age: 62

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

Information in response to this item is incorporated by reference to the discussion of dividend restrictions in Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Item 8 of this report. The Corporation’s common stock is traded on the New York Stock Exchange under the symbol ASB.

The number of shareholders of record of the Corporation’s common stock, $.01 par value, as of January 26, 2015, was approximately 10,500. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 16,200.

Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The aggregate amount of the quarterly dividends was $0.37 per common share for 2014 and $0.33 per common share for 2013.

Following are the Corporation’s monthly common stock and depositary share purchases during the fourth quarter of 2014. For a detailed discussion of the common stock and depositary share purchases during 2014 and 2013, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements.

Common Stock Purchases:	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)

Period
October 1 — October 31, 2014	2,757,860	$18.90	2,757,860	—
November 1 — November 30, 2014	2,279,710	18.51	2,279,710	—
December 1 — December 31, 2014	306,925	18.51	306,925	—

Total	5,344,495	$18.71	5,344,495	4,074,180

(a)	During the fourth quarter of 2014, the Corporation repurchased 3,759 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)	The Board of Directors authorized the repurchase of up to $360 million of common stock during 2013 and 2014, of which, $76 million remained available for repurchase as of December 31, 2014. Using the closing stock price on December 31, 2014 of $18.63, a total of approximately 4.1 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of December 31, 2014.

Depositary Share Purchases:	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)

Period
October 1 — October 31, 2014	42,601	$28.02	42,601	—
November 1 — November 30, 2014	4,276	27.99	4,276	—
December 1 — December 31, 2014	6,432	27.66	6,432	—

Total	53,309	$27.98	53,309	211,638

(a)	In 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). During 2013, the Board of Directors authorized the repurchase of up to $10 million of the Series B Preferred Stock. As of December 31, 2014, approximately $6 million remained available under this repurchase authorization. Using the average price paid per depositary share in the fourth quarter of 2014, approximately 212,000 shares remained available to be repurchased under the previously approved Board authorization as of December 31, 2014.

Market Information

The following represents selected market information of the Corporation’s common stock for 2014 and 2013.

			Market Price Range Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close
2014
4th Quarter	$0.10	$18.32	$19.37	$16.75	$18.63
3rd Quarter	0.09	18.15	18.90	17.42	17.42
2nd Quarter	0.09	17.99	18.39	16.82	18.08
1st Quarter	0.09	17.64	18.35	15.58	18.06

2013
4th Quarter	$0.09	$17.40	$17.56	$15.34	$17.40
3rd Quarter	0.08	17.10	17.60	15.29	15.49
2nd Quarter	0.08	16.97	15.69	13.81	15.55
1st Quarter	0.08	17.13	15.30	13.46	15.19

Total Shareholder Return Performance Graph

Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the NASDAQ Bank Index, the S&P 500 Index, and the S&P 400 Regional Banks Sub-Industry Index for the period of five fiscal years commencing on January 1, 2010, and ending December 31, 2014. The NASDAQ Bank Index is prepared for NASDAQ by the Center for Research in Securities Prices at the University of Chicago. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The Corporation has determined to compare its performance to this stock performance index for purpose of the graph as it includes all of the peer banks we typically use for comparison purposes. The graph assumes that the value of the investment in the Corporation’s common stock and in each index was $100 on December 31, 2009. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

5 Year Trend

Source: Bloomberg	2009	2010	2011	2012	2013	2014
Associated Banc-Corp	$100.0	$138.0	$102.1	$122.0	$164.9	$180.0
S&P 500	$100.0	$114.8	$117.2	$135.8	$179.4	$203.6
NASDAQ Bank Index	$100.0	$114.0	$102.1	$121.0	$171.0	$179.2
S&P 400 Regional Banks Sub-Industry Index	$100.0	$113.5	$100.5	$109.0	$158.2	$160.0

The Total Shareholder Return Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Corporation specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6. SELECTED	FINANCIAL DATA

TABLE 1: EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

(In thousands, except per share data)

Years Ended December 31,	2014	2013	2012	2011	2010
Interest income	$736,745	$708,983	$718,284	$741,622	$806,126
Interest expense	55,778	63,440	92,292	128,791	172,347

Net interest income	680,967	645,543	625,992	612,831	633,779
Provision for credit losses	16,000	10,100	10,100	49,326	393,191

Net interest income after provision for credit losses	664,967	635,443	615,892	563,505	240,588
Noninterest income	290,319	313,099	313,290	273,119	335,462
Noninterest expense	679,241	680,649	674,723	653,197	617,078

Income (loss) before income taxes	276,045	267,893	254,459	183,427	(41,028)
Income tax expense (benefit)	85,536	79,201	75,486	43,728	(40,172)

Net income (loss)	190,509	188,692	178,973	139,699	(856)
Preferred stock dividends and discount accretion	5,002	5,158	5,200	24,830	29,531

Net income (loss) available to common equity	$185,507	$183,534	$173,773	$114,869	$(30,387)

Earnings (loss) per common share:
Basic(1)	$1.17	$1.10	$1.00	$0.66	$(0.18)
Diluted(1)	1.16	1.10	1.00	0.66	(0.18)
Cash dividends per share(1)	0.37	0.33	0.23	0.04	0.04
Weighted average common shares outstanding:(1):
Basic	157,286	165,584	172,255	173,370	171,230
Diluted	158,254	165,802	172,357	173,372	171,230
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$17,593,846	$15,896,261	$15,411,022	$14,031,071	$12,616,735
Allowance for loan losses	266,302	268,315	297,409	378,151	476,813
Investment securities	5,801,267	5,425,795	4,966,635	4,937,483	6,101,341
Total assets	26,821,774	24,226,920	23,487,735	21,924,217	21,785,596
Deposits	18,763,504	17,267,167	16,939,865	15,090,655	15,225,393
Short and long-term funding	4,998,405	3,828,193	3,342,285	3,691,556	3,160,987
Tier 1 common equity(2)	1,808,332	1,913,320	1,875,534	1,783,515	1,657,505
Stockholders’ equity	2,800,251	2,891,290	2,936,399	2,865,794	3,158,791
Book value per common share(1)	18.32	17.40	16.97	16.15	15.28
Tangible book value per common share(1)	12.06	11.62	11.39	10.68	9.77

Average Balances:
Loans	$16,838,994	$15,663,145	$14,741,785	$13,278,848	$13,186,712
Investment securities	5,594,232	4,995,331	4,469,541	5,497,297	5,439,729
Earning assets	22,760,128	20,980,128	19,613,777	19,442,263	20,568,495
Total assets	25,111,597	23,305,758	21,976,357	21,588,620	22,625,065
Deposits	17,647,084	17,438,195	15,582,369	14,401,127	16,946,301
Interest-bearing liabilities	17,826,386	15,964,647	14,905,735	15,120,824	16,304,220
Stockholders’ equity	2,871,932	2,892,312	2,948,988	2,997,290	3,183,572

Financial Ratios:
Return on average assets	0.76%	0.81%	0.81%	0.65%	—%
Return on average tangible common equity(3)	9.91	9.73	8.96	6.45	(1.77)
Return on average tier 1 common equity(2)	9.92	9.77	9.45	6.71	(1.95)
Tangible common equity to tangible assets(3)	6.97	8.11	8.56	8.84	8.12
Tier 1 common equity to risk-weighted assets(2)	9.74	11.46	11.61	12.24	12.26

(1)	Share and per share data adjusted retroactively for stock splits and stock dividends.

(2)	Tier 1 common equity is Tier 1 capital excluding qualifying perpetual preferred stock and trust preferred securities.

(3)	Tangible common equity is common equity excluding goodwill and other intangible assets. Tangible assets is assets excluding goodwill and other intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2014 results compared to 2013. Discussion of 2013 results compared to 2012 is predominantly in section “2013 Compared to 2012.”

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

Performance Summary

•

Net income available to common equity for 2014 was $186 million (compared to net income available to common equity of $184 million for 2013) or diluted earnings per common share of $1.16 (versus diluted earnings per common share of $1.10 for 2013).

•

Total loans increased $1.7 billion (11%) between year-end 2014 and 2013, with growth in most loan categories. On average, loans increased $1.2 billion (8%). For 2015, the Corporation expects high single digit annual average loan growth.

•

Total deposits increased $1.5 billion (9%) between year-end 2014 and 2013. On average, total deposits increased $209 million (1%) from 2013. For 2015, the Corporation expects to grow deposits to support loan growth and to maintain a loan to deposit ratio under 100%. At the end of the fourth quarter, this ratio was 94%.

•

Credit quality continued to improve during 2014 with net charge offs, nonaccrual loans, past due loans and potential problem loans all declining year over year. For 2015, the Corporation anticipates the provision for loan losses will grow based on expected loan growth, changes in risk grade, and other indicators of credit quality.

•

The net interest margin for 2014 was 3.08%, 9 bp lower than 3.17% in 2013, while taxable equivalent net interest income was $700 million for 2014, $35 million (5%) higher than 2013. For 2015, the Corporation anticipates modest compression of the net interest margin throughout the year.

•

Noninterest income was $290 million for 2014, down $23 million (7%) from 2013. Net mortgage banking was $21 million, down $28 million from $49 million in 2013. Core fee-based revenues were up slightly in 2014 as increases in trust, insurance, and retail brokerage fees (up $4 million) more than offset declines in service charges and card income (down $2 million). For additional discussion concerning noninterest income see section, “Noninterest Income.” For 2015, the Corporation expects mid to upper single digit noninterest income growth based on additional noninterest income from the pending Ahmann & Martin Co. acquisition. See section, “Recent Developments,” for additional information on the pending Ahmann & Martin Co. acquisition.

•

Noninterest expense of $679 million decreased $1 million from 2013. Technology was $55 million, up $6 million (12%) versus 2013, offset by reduced personnel expense of $7 million (2%) compared to 2013. The efficiency ratio was 68.95% for 2014 and 69.56% for 2013, respectively. For additional discussion regarding noninterest expense see section, “Noninterest Expense.” For 2015, the Corporation expects noninterest expense to be up in the low single digits due to the pending Ahmann & Martin Co. acquisition, with a continued focus on efficiency initiatives.

•

Income tax expense for 2014 was $86 million, compared to income tax expense of $79 million for 2013. The effective tax rate was 31.0% for 2014, compared to an effective tax rate of 29.6% for 2013. For additional discussion concerning income tax see section, “Income Taxes.”

INCOME STATEMENT ANALYSIS

Net Interest Income

TABLE 2: Average Balances and Interest Rates (interest and rates on a taxable equivalent basis)

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$6,495,338	$219,386	3.38%	$5,809,578	$208,039	3.58%	$5,139,155	$202,444	3.94%
Commercial real estate lending	3,990,675	146,802	3.68	3,705,526	149,539	4.04	3,350,190	140,881	4.21

Total commercial	10,486,013	366,188	3.49	9,515,104	357,578	3.76	8,489,345	343,325	4.04
Residential mortgage	4,202,727	137,731	3.28	3,714,544	123,275	3.32	3,330,123	121,399	3.65
Retail	2,150,254	98,481	4.58	2,433,497	110,338	4.53	2,922,317	135,094	4.62

Total loans	16,838,994	602,400	3.58	15,663,145	591,191	3.77	14,741,785	599,818	4.07
Investment securities:
Taxable	4,726,511	102,464	2.17	4,202,478	88,919	2.12	3,676,914	86,945	2.36
Tax-exempt(1)	867,721	44,467	5.12	792,853	43,752	5.52	792,627	45,848	5.78
Other short-term investments	326,902	6,635	2.03	321,652	5,193	1.61	402,451	6,719	1.67

Investments and other	5,921,134	153,566	2.59	5,316,983	137,864	2.59	4,871,992	139,512	2.86

Total earning assets	$22,760,128	$755,966	3.32%	$20,980,128	$729,055	3.47%	$19,613,777	$739,330	3.77%
Allowance for loan losses	(269,409)			(282,880)			(342,313)
Cash and due from banks	361,064			354,897			352,735
Other assets	2,259,814			2,253,613			2,352,158

Total assets	$25,111,597			$23,305,758			$21,976,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings deposits	$1,249,452	$968	0.08%	$1,188,910	$942	0.08%	$1,096,692	$851	0.08%
Interest-bearing demand deposits	2,983,747	4,124	0.14	2,827,778	4,517	0.16	2,148,459	3,741	0.17
Money market deposits	7,614,042	12,452	0.16	7,322,476	13,702	0.19	6,148,663	15,336	0.25
Time deposits	1,587,641	8,750	0.55	1,849,718	12,106	0.65	2,239,709	21,503	0.96

Total interest-bearing deposits	13,434,882	26,294	0.20	13,188,882	31,267	0.24	11,633,523	41,431	0.36
Federal funds purchased and securities sold under agreements to repurchase	795,257	1,219	0.15	675,574	1,322	0.20	1,177,105	2,687	0.23
Other short-term funding	573,460	785	0.14	1,198,264	1,519	0.13	936,376	3,294	0.35

Total short-term funding	1,368,717	2,004	0.15	1,873,838	2,841	0.15	2,113,481	5,981	0.28
Long-term funding	3,022,787	27,480	0.91	901,927	29,332	3.25	1,158,731	44,880	3.87

Total short and long-term funding	4,391,504	29,484	0.67	2,775,765	32,173	1.16	3,272,212	50,861	1.55

Total interest-bearing liabilities	$17,826,386	$55,778	0.31%	$15,964,647	$63,440	0.40%	$14,905,735	$92,292	0.62%
Noninterest-bearing demand deposits	4,212,202			4,249,313			3,948,846
Accrued expenses and other liabilities	201,077			199,486			172,788
Stockholders’ equity	2,871,932			2,892,312			2,948,988

Total liabilities and stockholders’ equity	$25,111,597			$23,305,758			$21,976,357

Net interest income and rate spread(1)		$700,188	3.01%		$665,615	3.07%		$647,038	3.15%

Net interest margin(1)			3.08%			3.17%			3.30%

Taxable equivalent adjustment		$19,221			$20,072			$21,046

(1)	The yield on tax-exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

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

Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a taxable equivalent basis for the three years ended December 31, 2014. Tables 3 and 4 present additional information to facilitate the review and discussion of taxable equivalent net interest income, interest rate spread, and net interest margin.

Notable contributions to the change in 2014 net interest income were:

•

Net interest income in the consolidated statements of income (which excludes the taxable equivalent adjustment) was $681 million in 2014 compared to $646 million in 2013. The taxable equivalent adjustments (the adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that income been subject to a taxation using a 35% tax rate) of $19 million and $20 million for 2014 and 2013, respectively, resulted in fully taxable equivalent net interest income of $700 million in 2014 and $666 million in 2013.

•

Taxable equivalent net interest income of $700 million for 2014 was $35 million or 5% higher than 2013. The increase in taxable equivalent net interest income was a function of favorable volume variances (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $40 million) and unfavorable interest rate changes (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $5 million). See sections “Interest Rate Risk” and “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of interest rate risk and market risk.

•

The net interest margin for 2014 was 3.08%, compared to 3.17% in 2013. The 9 bp decline in net interest margin was attributable to a 6 bp decrease in interest rate spread (the net of a 15 bp decrease in the yield on earning assets and a 9 bp decrease in the cost of interest-bearing liabilities), and a 3 bp lower contribution from net free funds (due principally to lower rates on interest-bearing liabilities reducing the value of noninterest-bearing deposits and other net free funds).

•

The Federal Reserve left the targeted Federal funds rate unchanged at 0.25% during 2014 and 2013. In January 2015, the Federal Reserve affirmed that it is unlikely that the short-term interest rates will increase until later in 2015.

•

For 2014, the yield on average earning assets of 3.32% was 15 bp lower than 2013. Loan yields decreased 19 bp (to 3.58%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on securities and short-term investments was level at 2.59%.

•

The cost of average interest-bearing liabilities of 0.31% in 2014 was 9 bp lower than 2013. The average cost of interest-bearing deposits was 0.20% in 2014, 4 bp lower than 2013, reflecting the low rate environment and a reduction of higher cost deposit products. The cost of short and long-term funding decreased 49 bp to 0.67% for 2014, with short-term funding level at 0.15%, while long-term funding decreased 234 bp primarily due to increased Federal Home Loan Bank (“FHLB”) advances at favorable rates.

•

Average earning assets of $22.8 billion in 2014 were $1.8 billion (8%) higher than 2013. Average loans increased $1.2 billion (8%), including a $971 million increase in commercial loans and a $488 million increase in residential mortgage loans, partially offset by a $283 million decrease in retail loans. Average securities and short-term investments increased $604 million, primarily in mortgage-related securities.

•

Average interest-bearing liabilities of $17.8 billion in 2014 were up $1.9 billion (12%) versus 2013. On average, interest-bearing deposits increased $246 million, while average noninterest-bearing demand deposits (a principal component of net free funds) decreased by $37 million. Average short and long-term funding increased $1.6 billion, consisting of a $2.1 billion increase in long-term funding offset partially by a $505 million decrease in short-term funding, reflecting a shift from short-term to long-term FHLB advances to leverage favorable interest rates.

TABLE 3: Rate/Volume Analysis(1)

	2014 Compared to 2013 Increase (Decrease) Due to			2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	($ in Thousands)
Interest income:
Loans:(2)
Commercial and business lending	$23,564	$(12,217)	$11,347	$24,994	$(19,399)	$5,595
Commercial real estate lending	11,034	(13,771)	(2,737)	14,506	(5,848)	8,658

Total commercial	34,598	(25,988)	8,610	39,500	(25,247)	14,253
Residential mortgage	16,016	(1,560)	14,456	13,307	(11,431)	1,876
Retail	(12,962)	1,105	(11,857)	(22,208)	(2,548)	(24,756)

Total loans	37,652	(26,443)	11,209	30,599	(39,226)	(8,627)
Investment securities:
Taxable	11,781	1,764	13,545	14,737	(12,763)	1,974
Tax-exempt(2)	3,964	(3,249)	715	13	(2,109)	(2,096)
Other short-term investments	86	1,356	1,442	(1,311)	(215)	(1,526)

Investments and other	15,831	(129)	15,702	13,439	(15,087)	(1,648)

Total earning assets(2)	$53,483	$(26,572)	$26,911	$44,038	$(54,313)	$(10,275)

Interest expense:
Savings deposits	$47	$(21)	$26	$73	$18	$91
Interest-bearing demand deposits	240	(633)	(393)	1,105	(329)	776
Money market deposits	529	(1,779)	(1,250)	2,611	(4,245)	(1,634)
Time deposits	(1,560)	(1,796)	(3,356)	(3,331)	(6,066)	(9,397)

Total interest-bearing deposits	(744)	(4,229)	(4,973)	458	(10,622)	(10,164)
Federal funds purchased and securities sold under agreements to repurchase	211	(314)	(103)	(1,023)	(342)	(1,365)
Other short-term funding	(847)	113	(734)	742	(2,517)	(1,775)

Total short-term funding	(636)	(201)	(837)	(281)	(2,859)	(3,140)
Long-term funding	14,790	(16,642)	(1,852)	(9,021)	(6,527)	(15,548)

Total short and long-term funding	14,154	(16,843)	(2,689)	(9,302)	(9,386)	(18,688)

Total interest-bearing liabilities	$13,410	$(21,072)	$(7,662)	$(8,844)	$(20,008)	$(28,852)

Net interest income(2)	$40,073	$(5,500)	$34,573	$52,882	$(34,305)	$18,577

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)	The yield on tax-exempt loans and securities is computed on a fully taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate Spread and Interest Margin (on a taxable equivalent basis)

	2014 Average				2013 Average				2012 Average
	Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate		Balance	% of Earning Assets	Yield / Rate
	($ in Thousands)
Total loans	$16,838,994	74.0%	3.58%		$15,663,145	74.7%	3.77%		$14,741,785	75.2%	4.07%
Securities and short-term investments	5,921,134	26.0%	2.59%		5,316,983	25.3%	2.59%		4,871,992	24.8%	2.86%

Earning assets	$22,760,128	100.0%	3.32%		$20,980,128	100.0%	3.47%		$19,613,777	100.0%	3.77%

Financed by:
Interest-bearing funds	$17,826,386	78.3%	0.31%		$15,964,647	76.1%	0.40%		$14,905,735	76.0%	0.62%
Noninterest-bearing funds	4,933,742	21.7%			5,015,481	23.9%			4,708,042	24.0%

Total funds sources	$22,760,128	100.0%	0.25%		$20,980,128	100.0%	0.30%		$19,613,777	100.0%	0.47%

Interest rate spread			3.01%				3.07%				3.15%
Contribution from net free funds			0.07%				0.10%				0.15%

Net interest margin			3.08%				3.17%				3.30%

Average prime rate*			3.25%				3.25%				3.25%
Average effective federal funds rate*			0.08%				0.11%				0.15%
Average spread			317	bp			314	bp			310	bp

*	Source: Bloomberg

Provision for Credit Losses

The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) in 2014 was $16 million, compared to $10 million in 2013. Net charge offs were $15 million (representing 0.09% of average loans) for 2014, compared to $39 million (representing 0.25% of average loans) for 2013. The allowance for loan losses was $266 million and $268 million at December 31, 2014 and December 31, 2013, respectively. The allowance for unfunded commitments was $25 million and $22 million at December 31, 2014 and December 31, 2013, respectively. The ratio of the allowance for loan losses to total loans was 1.51% and 1.69% at December 31, 2014, and 2013, respectively. Nonaccrual loans at December 31, 2014, were $177 million, compared to $185 million at December 31, 2013, representing 1.01% and 1.17% of total loans, respectively.

The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections, “Loans,” “Allowance for Credit Losses,” “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and “Credit Risk.”

Noninterest Income

TABLE 5: Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2014	2013	2012	$ Change 2014	% Change 2014	$ Change 2013	% Change 2013
Trust service fees	$48,403	$45,633	$40,737	$2,770	6.1%	$4,896	12.0%
Service charges on deposit accounts	68,779	70,009	68,917	(1,230)	(1.8)	1,092	1.6
Card-based and other nondeposit fees	49,512	49,913	47,862	(401)	(0.8)	2,051	4.3
Insurance commissions	44,421	44,024	47,014	397	0.9	(2,990)	(6.4)
Brokerage and annuity commissions	16,089	14,877	15,643	1,212	8.1	(766)	(4.9)

Core fee-based revenue	227,204	224,456	220,173	2,748	1.2	4,283	1.9
Mortgage banking income	32,708	49,772	89,231	(17,064)	(34.3)	(39,459)	(44.2)
Mortgage servicing rights expense	11,388	925	25,731	10,463	N/M	(24,806)	(96.4)

Mortgage banking, net	21,320	48,847	63,500	(27,527)	(56.4)	(14,653)	(23.1)
Capital market fees, net	9,973	13,080	14,241	(3,107)	(23.8)	(1,161)	(8.2)
Bank owned life insurance income	13,576	11,855	13,952	1,721	14.5	(2,097)	(15.0)
Other	7,464	8,884	9,259	(1,420)	(16.0)	(375)	(4.1)

Subtotal (“fee income”)	279,537	307,122	321,125	(27,585)	(9.0)	(14,003)	(4.4)
Asset gains (losses), net	10,288	5,413	(12,096)	4,875	90.1	17,509	(144.8)
Investment securities gains, net	494	564	4,261	(70)	(12.4)	(3,697)	(86.8)

Total noninterest income	$290,319	$313,099	$313,290	$(22,780)	(7.3)%	$(191)	(0.1)%

Fee income ratio *	29%	32%	33%

N/M = Not Meaningful

*	Fee income ratio is fee income, per the above table, divided by total revenue (defined as taxable equivalent net interest income plus fee income).

Notable contributions to the change in 2014 noninterest income were:

•

Core fee-based revenue was $227 million, an increase of $3 million (1%) compared to 2013. Trust service fees were $48 million for 2014, up $3 million (6%) from 2013. The market value of assets under management at December 31, 2014 and 2013 was $8.0 billion and $7.4 billion, respectively. Insurance commissions were minimally changed; however, 2014 included a $2 million increase to the reserve for legacy insurance products provided by third parties (a $5 million reserve was established in 2014 for remediation on legacy debt protection products, compared to a $3 million reserve established in 2013 related to third party insurance products sold in prior years). See Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this reserve.

•

Net mortgage banking income for 2014 was $21 million, down $28 million (56%) compared to 2013. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage loan repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income decreased $17 million (34%) compared to 2013. This decrease was primarily attributable to lower gains on sales and related income (down $28 million due to the decline in secondary mortgage production) partially offset by a $7 million reduction in the repurchase reserve provision for losses related to repurchases and loss reimbursements on previously sold mortgage loans (see section “Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” and Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this repurchase reserve) and a $4 million decrease in the fair value of the mortgage derivative. Secondary mortgage production was $1.1 billion for 2014, compared to $2.3 billion for 2013.

•

Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $11 million for 2014 compared to $1 million for 2013, an increase of $10 million; attributable to a $15 million lower recovery of the valuation reserve (as 2013 included a $15 million recovery of the valuation reserve versus minimal change to the valuation reserve in 2014), partially offset by a $5 million reduction in amortization due to slower prepayments. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 1, “Summary of Significant Accounting Policies,” for the Corporation’s accounting policy for mortgage servicing rights, Note 4, “Goodwill and Intangible Assets,” and Note 17, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

•

Net asset gains of $10 million for 2014 were primarily attributable to gains of $11 million on the sale of real estate and miscellaneous assets, partially offset by losses of $1 million on the sales and other write-downs of other real estate owned. Net asset gains of $5 million for 2013 were primarily attributable to a $2 million gain on the sale of branches, and a $3 million net gain on the sale of real estate and miscellaneous assets.

•

Net capital market fees decreased $3 million (24%) primarily due to a $2 million reduction in fees on interest rate risk related services provided to our customers due to lower demand and a $3 million lower contribution from favorable changes in the credit risk of interest-rate related derivative instruments, partially offset by a $2 million increase in fee income from foreign currency transactions.

Noninterest Expense

TABLE 6: Noninterest Expense

	Years Ended December 31,			Change From Prior Year
	2014	2013	2012	$ Change 2014	% Change 2014	$ Change 2013	% Change 2013
	($ in Thousands)
Personnel expense	$390,399	$397,015	$381,404	$(6,616)	(1.7)%	$15,611	4.1%
Occupancy	57,677	59,409	60,794	(1,732)	(2.9)	(1,385)	(2.3)
Equipment	24,784	25,351	23,566	(567)	(2.2)	1,785	7.6
Technology	55,472	49,445	43,548	6,027	12.2	5,897	13.5
Business development and advertising	26,144	23,346	21,303	2,798	12.0	2,043	9.6
Other intangible amortization	3,747	4,043	4,195	(296)	(7.3)	(152)	(3.6)
Loan expense	13,866	13,162	12,285	704	5.3	877	7.1
Legal and professional fees	17,485	20,226	31,232	(2,741)	(13.6)	(11,006)	(35.2)
Foreclosure / OREO expense	6,722	10,068	15,069	(3,346)	(33.2)	(5,001)	(33.2)
FDIC expense	23,761	19,461	19,478	4,300	22.1	(17)	(0.1)
Other	59,184	59,123	61,849	61	0.1	(2,726)	(4.4)

Total noninterest expense	$679,241	$680,649	$674,723	$(1,408)	(0.2)%	$5,926	0.9%

Personnel expense to total noninterest expense	57.5%	58.3%	56.5%
Average full-time equivalent employees	4,406	4,728	4,968	(322)	(6.8)%	(240)	(4.8)%

Notable contributions to the change in 2014 noninterest expense were:

•

Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $390 million for 2014, down $7 million (2%) from 2013. Salary-related expenses increased $3 million (1%). This increase was primarily the result of higher compensation and performance based incentives. Fringe benefit expenses decreased $10 million (14%), primarily due to a decrease in health insurance costs reflecting changes in employee health care selections and lower pension plan expense due to a $21 million pension contribution in September.

•

Nonpersonnel noninterest expenses on a combined basis were $289 million, up $5 million (2%) compared to 2013. Technology was up $6 million (12%) as we continue to invest in solutions that will drive operational efficiency. FDIC expense of $24 million was $4 million (22%) higher compared to 2013 reflecting growth in risk-weighted assets. Business development and advertising expenses increased $3 million (12%) from 2013 as the Corporation increased advertising related to various campaigns during 2014. Foreclosure / OREO expenses of $7 million decreased $3 million (33%), primarily attributable to a decline in legal and collection expenses related to the improvement in credit quality. Legal and professional fees decreased $3 million (14%) due to a decrease in consultant costs related to certain BSA compliance issues. All remaining noninterest expense categories on a combined basis decreased $2 million (1%) compared to 2013.

Income Taxes

The Corporation recognized income tax expense of $86 million for 2014 compared to income tax expense of $79 million for 2013. The change in income tax expense was primarily due to the increase in the level of pretax income between the years. The effective tax rate was 31.0% for 2014, compared to an effective tax rate of 29.6% for 2013. During 2014, the Corporation recorded a $2 million net increase in the reserve for uncertain tax positions. During 2013, the Corporation recorded a $6 million net decrease in the reserve for uncertain tax positions related to the settlement of a tax issue and the expiration of various statutes of limitation. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law and rates.

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

TABLE 7: Loan Composition

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$5,905,902	34%	$4,822,680	31%	$4,502,021	29%	$3,724,736	27%	$3,049,752	24%
Commercial real estate — owner occupied	1,007,937	6	1,114,715	7	1,219,747	8	1,086,829	8	1,049,798	9
Lease financing	51,529	—	55,483	—	64,196	1	58,194	—	60,254	—

Commercial and business lending	6,965,368	40	5,992,878	38	5,785,964	38	4,869,759	35	4,159,804	33
Commercial real estate — investor	3,056,485	17	2,939,456	18	2,906,759	19	2,563,767	18	2,339,415	18
Real estate construction	1,008,956	6	896,248	6	655,381	4	584,046	4	553,069	4

Commercial real estate lending	4,065,441	23	3,835,704	24	3,562,140	23	3,147,813	22	2,892,484	22

Total commercial	11,030,809	63	9,828,582	62	9,348,104	61	8,017,572	57	7,052,288	55
Home equity revolving lines of credit	887,779	5	874,840	5	936,065	6	1,059,865	8	1,153,406	9
Home equity loans first liens	584,131	3	742,120	5	1,013,757	6	1,104,674	8	956,618	8
Home equity loans junior liens	164,148	1	208,054	1	269,672	2	340,165	2	413,033	3

Home equity	1,636,058	9	1,825,014	11	2,219,494	14	2,504,704	18	2,523,057	20
Installment and credit cards	454,219	3	407,074	3	466,727	3	557,782	4	695,383	6
Residential mortgage	4,472,760	25	3,835,591	24	3,376,697	22	2,951,013	21	2,346,007	19

Total consumer	6,563,037	37	6,067,679	38	6,062,918	39	6,013,499	43	5,564,447	45

Total loans	$17,593,846	100%	$15,896,261	100%	$15,411,022	100%	$14,031,071	100%	$12,616,735	100%

Commercial real estate and Real estate construction loan detail:
Farmland	$9,249	—%	$8,591	—%	$17,730	1%	$26,221	1%	$36,741	2%
Multi-family	976,956	32	951,348	33	905,372	31	694,056	27	485,977	21
Non-owner occupied	2,070,280	68	1,979,517	67	1,983,657	68	1,843,490	72	1,816,697	77

Commercial real estate — investor	$3,056,485	100%	$2,939,456	100%	$2,906,759	100%	$2,563,767	100%	$2,339,415	100%

1-4 family construction	$304,992	30%	$259,031	29%	$176,874	27%	$120,170	21%	$96,296	17%
All other construction	703,964	70	637,217	71	478,507	73	463,876	79	456,773	83

Real estate construction	$1,008,956	100%	$896,248	100%	$655,381	100%	$584,046	100%	$553,069	100%

Loans

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2013 and 2014. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

Notable contributions to the change in 2014 loan balances were:

•

The commercial and business lending portfolio, which consists of commercial and business loans and owner occupied commercial real estate loans, was $7.0 billion at December 31, 2014 up $972 million (16%) since year-end 2013. At December 31, 2014, the largest industry groups within the commercial and business loan category included the

Manufacturing sector which represented 9% of total loans and 23% of the total commercial and business loan portfolio. The next largest industry groups within the commercial and business loan category included the Mining sector and the Finance and Insurance sector, which each represented 4% of total loans and 11% and 10%, respectively, of the total commercial and business loan portfolio at December 31, 2014. The remaining portfolio is spread over a diverse range of industries, none of which exceed 5% of total loans.

•

The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $4.1 billion at December 31, 2014, up $230 million (6%) from December 31, 2013. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $3.1 billion at December 31, 2014, an increase of $117 million (4%) from December 31, 2013.

•	Real estate construction loans were $1.0 billion, an increase of $113 million (13%) compared to December 31, 2013.

•

Residential mortgage loans totaled $4.5 billion at December 31, 2014, up $637 million (17%) from December 31, 2013. At December 31, 2014, the residential mortgage portfolio was comprised of $1.4 billion of fixed-rate residential real estate mortgages and $3.1 billion of variable-rate residential real estate mortgages, compared to $1.4 billion of fixed-rate mortgages and $2.4 billion variable-rate mortgages at December 31, 2013.

•

Home equity totaled $1.6 billion at December 31, 2014, down $189 million (10%) compared to December 31, 2013, and consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. Home equity balances declined as customers continued to deleverage and refinance into lower-priced, first lien residential mortgage loans. Loans and lines in a junior position at December 31, 2014 included approximately 34% for which the Corporation also owned or serviced the related first lien loan and approximately 66% where the Corporation did not service the related first lien loan.

•

As of December 31, 2014, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Based upon outstanding balances at December 31, 2014, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

Table 8: Home Equity Lines of Credit — Revolving Period End Dates

	$ in Thousands	% to Total
Less than 1 year	$5,116	1%
1 — 3 years	4,131	0%
3 — 5 years	19,229	2%
5 — 10 years	160,517	18%
Over 10 years	698,786	79%

Total home equity revolving lines of credit	$887,779	100%

•

Installment and credit cards totaled $454 million at December 31, 2014 up $47 million (12%) compared to December 31, 2013, primarily due to the purchase of a participation in the Associated Bank branded credit card portfolio on June 30, 2014. The Corporation had $288 million and $330 million of student loans at December 31, 2014, and December 31, 2013, respectively, the majority of which are government guaranteed.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2014, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans. Credit risk management for each loan type is discussed in the section entitled, “Credit Risk.”

TABLE 9: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)
December 31, 2014	Within 1 Year(2)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$4,582,184	$1,033,485	$290,233	$5,905,902	54%
Commercial real estate — investor	1,090,289	1,820,384	145,812	3,056,485	28%
Commercial real estate — owner occupied	334,062	526,597	147,278	1,007,937	9%
Real estate construction	605,682	360,831	42,443	1,008,956	9%

Total	$6,612,217	$3,741,297	$625,766	$10,979,280	100%

Fixed rate	$3,098,771	$1,260,557	$318,629	$4,677,957	43%
Floating or adjustable rate	3,513,446	2,480,740	307,137	6,301,323	57%

Total	$6,612,217	$3,741,297	$625,766	$10,979,280	100%

Percent by maturity distribution	60%	34%	6%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $6.3 billion (57%) at December 31, 2014. Including the $3.1 billion of fixed rate loans due within one year, 86% of the commercial loan portfolio noted above matures, re-prices, or resets within one year.

Allowance for Credit Losses

TABLE 10: Allowance for Credit Losses

	Years Ended December 31,
	2014		2013		2012			2011			2010
	($ in Thousands)
Allowance for Loan Losses:
Allowance for loan losses, at beginning of year	$268,315		$297,409		$378,151			$476,813			$573,533
Provision for loan losses	13,000		10,000		3,000			52,000			390,010
Loans charged off:
Commercial and industrial	14,633		35,146		43,240			38,662			121,179
Commercial real estate — owner occupied	3,476		6,474		4,080			9,485			20,871
Lease financing	39		206		797			173			11,081

Commercial and business lending	18,148		41,826		48,117			48,320			153,131
Commercial real estate — investor	4,529		9,846		14,000			29,479			96,530
Real estate construction	1,958		3,375		3,588			38,222			204,728

Commercial real estate lending	6,487		13,221		17,588			67,701			301,258

Total commercial	24,635		55,047		65,705			116,021			454,389
Home equity revolving lines of credit(3)	6,980		10,855		18,736			25,679
Home equity loans first liens(3)	1,386		2,759		3,758			1,603
Home equity loans junior liens(3)	3,966		7,015		11,631			15,341

Home equity(3)	12,332		20,629		34,125			42,623			51,132
Installment and credit cards	2,876		1,389		3,057			16,134			9,787
Residential mortgage	4,253		10,996		14,159			14,954			13,184

Total consumer	19,461		33,014		51,341			73,711			74,103

Total loans charged off(1)(2)	44,096		88,061		117,046			189,732			528,492
Recoveries of loans previously charged off:
Commercial and industrial	11,390		28,865		18,363			16,350			20,609
Commercial real estate — owner occupied	1,806		339		453			2,509			308
Lease financing	7		218		1,899			1,955			25

Commercial and business lending	13,203		29,422		20,715			20,814			20,942
Commercial real estate — investor	9,996		6,961		4,796			5,666			10,141
Real estate construction	816		5,511		2,129			7,521			6,040

Commercial real estate lending	10,812		12,472		6,925			13,187			16,181

Total commercial	24,015		41,894		27,640			34,001			37,123
Home equity revolving lines of credit(3)	2,226		2,995		2,725			1,867
Home equity loans first liens(3)	208		104		58			44
Home equity loans junior liens(3)	974		1,113		1,115			1,290

Home equity(3)	3,408		4,212		3,898			3,201			2,733
Installment and credit cards	616		1,633		1,234			1,584			1,669
Residential mortgage	1,044		1,228		532			284			237

Total consumer	5,068		7,073		5,664			5,069			4,639

Total recoveries(1)(2)	29,083		48,967		33,304			39,070			41,762

Total net charge offs(1)(2)	15,013		39,094		83,742			150,662			486,730

Allowance for loan losses, at end of year	$266,302		$268,315		$297,409			$378,151			$476,813

Allowance for Unfunded Commitments:
Balance at beginning of year	$21,900		$21,800		$14,700			$17,374			$14,193
Provision for unfunded commitments	3,000		100		7,100			(2,674)			3,181

Balance at end of year	$24,900		$21,900		$21,800			$14,700			$17,374

Allowance for credit losses(A)	$291,202		$290,215		$319,209			$392,851			$494,187
Provision for credit losses(B)	$16,000		$10,100		$10,100			$49,326			$393,191
Ratios at end of year:
Allowance for loan losses to total loans	1.51%		1.69%		1.93%			2.70%			3.78%
Allowance for loan losses to net charge offs	17.7x		6.9x		3.6x			2.5x			1.0x

Net loan charge offs (recoveries):		(C )		(C )		(C	)		(C	)		(C	)
Commercial and industrial	$3,243	6	$6,281	14	$24,877	63		$22,312	70		$100,570	330
Commercial real estate — owner occupied	1,670	16	6,135	53	3,627	33		6,976	67		20,563	183
Lease financing	32	6	(12)	(2)	(1,102)	N/M		(1,782)	N/M		11,056	N/M

Commercial and business lending	4,945	8	12,404	21	27,402	53		27,506	64		132,189	310
Commercial real estate — investor	(5,467)	(18)	2,885	10	9,204	33		23,813	98		86,389	346
Real estate construction	1,142	12	(2,136)	(27)	1,459	25		30,701	N/M		198,688	N/M

Commercial real estate lending	(4,325)	(11)	749	2	10,663	32		54,514	183		285,077	N/M

Total commercial	620	1	13,153	14	38,065	45		82,020	113		417,266	536
Home equity revolving lines of credit(3)	4,754	54	7,860	88	16,011	159		23,812	215
Home equity loans first liens(3)	1,178	18	2,655	31	3,700	34		1,559	14
Home equity loans junior liens(3)	2,992	160	5,902	250	10,516	344		14,051	374

Home equity(3)	8,924	52	16,417	82	30,227	125		39,422	153		48,399	195
Installment and credit cards	2,260	53	(244)	(6)	1,823	36		14,550	237		8,118	95
Residential mortgage	3,209	8	9,768	26	13,627	41		14,670	52		12,947	63

Total consumer	14,393	23	25,941	42	45,677	73		68,642	114		69,464	129

Total net charge offs(1)(2)	$15,013	9	$39,094	25	$83,742	57		$150,662	113		$486,730	369

TABLE 10: Allowance for Credit Losses (continued)

	Years Ended December 31,
	2014		2013		2012		2011		2010
	($ in Thousands)
Commercial real estate-investor and Real estate construction net charge off detail:
Farmland	$—	N/M	$366	252	$(47)	(21)	$704	225	$377	89
Multi-family	(6,170)	(62)	499	5	103	1	4,531	77	13,516	256
Non-owner occupied	703	3	2,020	10	9,148	47	18,578	103	72,496	377

Commercial real estate — investor	$(5,467)	(18)	$2,885	10	$9,204	33	$23,813	98	$86,389	346

1-4 family construction	$(369)	(12)	$(3,796)	(163)	$(1,541)	N/M	$11,888	N/M	$41,748	N/M
All other construction	1,511	22	1,660	30	3,000	66	18,813	N/M	156,940	N/M

Real estate construction	$1,142	12	$(2,136)	(27)	$1,459	25	$30,701	N/M	$198,688	N/M

(A)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(B)	Includes the provision for loan losses and the provision for unfunded commitments.

(C)	Ratio of net charge offs to average loans by loan type in basis points.

N/M Not meaningful

(1)	Charge offs for the year ended December 31, 2010 include $8 million related to write-downs on loans transferred to held for sale and $189 million related to write-downs of commercial loans sold and charge offs of commercial loans resolved through discounted payoff, comprised of $20 million in commercial and industrial, $66 million in commercial real estate, and $111 million in real estate construction.

(2)	Charge offs for the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

(3)	A break-down between home equity categories is not available for 2010.

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

To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies.” See section, “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” for a detailed discussion on asset quality. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and see Note 3, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 7 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.

At December 31, 2014, the allowance for loan losses was $266 million, compared to $268 million at December 31, 2013. The allowance for loan losses to total loans was 1.51% and 1.69% at December 31, 2014, and 2013, respectively, and the allowance for loan losses covered 150% and 145% of nonaccrual loans at December 31, 2014, and 2013, respectively. The provision for loan losses for 2014 was $13 million, compared to a provision for loan losses of $10 million for 2013. Net charge offs were $15 million for 2014 and $39 million for 2013. The ratio of net charge offs to average loans was 0.09% and 0.25% for 2014 and 2013, respectively. Management believes the level of allowance for loan losses to be appropriate at December 31, 2014 and December 31, 2013.

TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
	2014		2013		2012		2011		2010
	($ in Thousands)
Allowance allocation:		(A )		(A )		(A )		(A )		(A )
Commercial and industrial	$116,025	1.96%	$104,501	2.17%	$97,852	2.17%	$124,374	3.34%	$137,770	4.52%
Commercial real estate — owner occupied	16,510	1.64	19,476	1.75	27,389	2.25	36,200	3.33	54,320	5.17
Lease financing	1,610	3.12	1,607	2.90	3,024	4.71	2,567	4.41	7,396	12.27

Commercial and business lending	134,145	1.93	125,584	2.10	128,265	2.22	163,141	3.35	199,486	4.80
Commercial real estate — investor	46,333	1.52	58,156	1.98	63,181	2.17	86,689	3.38	111,264	4.76
Real estate construction	20,999	2.08	23,418	2.61	20,741	3.16	21,327	3.65	56,772	10.26

Commercial real estate lending	67,332	1.66	81,574	2.13	83,922	2.36	108,016	3.43	168,036	5.81

Total commercial	201,477	1.83	207,158	2.11	212,187	2.27	271,157	3.38	367,522	5.21
Home equity	30,359	1.86	32,196	1.76	56,826	2.56	70,144	2.80	55,090	2.18
Installment and credit cards	6,435	1.42	2,416	0.59	4,299	0.92	6,623	1.19	17,328	2.49
Residential mortgage	28,031	0.63	26,545	0.69	24,097	0.71	30,227	1.02	36,873	1.57

Total consumer	64,825	0.99	61,157	1.01	85,222	1.41	106,994	1.78	109,291	1.96

Total allowance for loan losses	$266,302	1.51%	$268,315	1.69%	$297,409	1.93%	$378,151	2.70%	$476,813	3.78%

(A)	Allowance for loan losses category as a percentage of total loans by category.

The methodology used for the allocation of the allowance for loan losses at December 31, 2014, 2013, and 2012 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. During 2014, this methodology was enhanced by estimating the loss emergence period using a more granular segmentation approach and by adjusting the multi-year probability of default based on an analysis of the historical portfolio default mix. The impact of this enhancement was not significant. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.

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

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in Thousands)
Nonperforming assets by type:
Commercial and industrial	$49,663	$37,719	$39,182	$56,075	$99,845
Commercial real estate — owner occupied	25,825	29,664	24,254	35,718	59,317
Lease financing	1,801	69	3,031	10,644	17,080

Commercial and business lending	77,289	67,452	66,467	102,437	176,242
Commercial real estate — investor	22,685	37,596	58,687	99,352	164,610
Real estate construction	5,399	6,467	27,302	41,806	94,929

Commercial real estate lending	28,084	44,063	85,989	141,158	259,539

Total commercial	105,373	111,515	152,456	243,595	435,781
Home equity revolving lines of credit(A)	9,853	11,883	20,446	27,239
Home equity loans first liens(A)	5,290	6,135	8,717	7,452
Home equity loans junior liens(A)	6,598	7,149	10,052	12,216

Home equity(A)	21,741	25,167	39,215	46,907	51,712
Installment and credit cards	613	1,114	1,838	2,715	10,544
Residential mortgage	49,686	47,632	59,359	63,555	76,319

Total consumer	72,040	73,913	100,412	113,177	138,575

Total nonaccrual loans (“NALs”)	177,413	185,428	252,868	356,772	574,356
Commercial real estate owned	11,699	8,359	16,664	24,795	31,830
Residential real estate owned	4,111	5,217	12,748	13,285	9,090
Bank properties real estate owned	922	4,542	5,488	3,491	3,410

Other real estate owned (“OREO”)	16,732	18,118	34,900	41,571	44,330

Total nonperforming assets (“NPAs”)	$194,145	$203,546	$287,768	$398,343	$618,686

Commercial real estate-investor & Real estate construction nonaccrual loans detail:
Farmland	$—	$—	$803	$1,907	$4,734
Multi-family	2,478	3,782	9,328	7,909	23,864
Non-owner occupied	20,207	33,814	48,556	89,536	136,012

Commercial real estate — investor	$22,685	$37,596	$58,687	$99,352	$164,610

1-4 family construction	$1,262	$1,915	$16,639	$21,717	$23,963
All other construction	4,137	4,552	10,663	20,089	70,966

Real estate construction	$5,399	$6,467	$27,302	$41,806	$94,929

Accruing loans past due 90 days or more:
Commercial	$254	$1,199	$1,036	$4,236	$2,096
Consumer	1,369	1,151	1,253	689	1,322

Total accruing loans past due 90 days or more	$1,623	$2,350	$2,289	$4,925	$3,418

Restructured loans (accruing):
Commercial	$68,200	$94,265	$88,182	$85,084	$48,124
Consumer	30,016	29,720	32,905	28,080	31,811

Total restructured loans (accruing)	$98,216	$123,985	$121,087	$113,164	$79,935

Nonaccrual restructured loans (included in nonaccrual loans)	$57,656	$59,585	$80,590	$87,493	$35,939
Ratios at year end:
Nonaccrual loans to total loans	1.01%	1.17%	1.64%	2.54%	4.55%
NPAs to total loans plus OREO	1.10%	1.28%	1.86%	2.83%	4.89%
NPAs to total assets	0.72%	0.84%	1.23%	1.82%	2.84%
Allowance for loan losses to nonaccrual loans	150%	145%	118%	106%	83%
Allowance for loan losses to total loans	1.51%	1.69%	1.93%	2.70%	3.78%

(A)	A break-down of home equity categories is not available for the year 2010.

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned (continued)

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in Thousands)
Accruing loans 30-89 days past due by type:
Commercial and industrial	$14,747	$6,826	$11,339	$8,743	$33,013
Commercial real estate — owner occupied	10,628	3,106	11,053	7,092	9,295
Lease financing	—	—	12	104	132

Commercial and business lending	25,375	9,932	22,404	15,939	42,440
Commercial real estate — investor	1,208	23,215	13,472	4,970	37,191
Real estate construction	984	1,954	3,155	996	8,016

Commercial real estate lending	2,192	25,169	16,627	5,966	45,207

Total commercial	27,567	35,101	39,031	21,905	87,647
Home equity revolving lines of credit(A)	6,725	6,728	7,829	5,059
Home equity loans first liens(A)	1,800	1,110	1,457	2,890
Home equity loans junior liens(A)	2,058	2,842	4,252	4,240

Home equity(A)	10,583	10,680	13,538	12,189	13,886
Installment and credit cards	1,932	1,150	2,109	2,592	9,624
Residential mortgage	3,046	6,118	9,403	7,224	8,722

Total consumer	15,561	17,948	25,050	22,005	32,232

Total accruing loans 30-89 days past due	$43,128	$53,049	$64,081	$43,910	$119,879

Commercial real estate-investor & real estate construction accruing loans 30-89 days past due detail:
Farmland	$—	$—	$101	$—	$47
Multi-family	687	14,755	1,901	407	2,758
Non-owner occupied	521	8,460	11,470	4,563	34,386

Commercial real estate — investor	$1,208	$23,215	$13,472	$4,970	$37,191

1-4 family construction	$527	$987	$503	$475	$930
All other construction	457	967	2,652	521	7,086

Real estate construction	$984	$1,954	$3,155	$996	$8,016

Potential problem loans by type:
Commercial and industrial	$108,522	$113,669	$128,434	$153,306	$354,284
Commercial real estate — owner occupied	48,695	56,789	99,592	136,366	193,819
Lease financing	2,709	1,784	264	158	2,617

Commercial and business lending	159,926	172,242	228,290	289,830	550,720
Commercial real estate — investor	24,043	52,429	107,068	230,206	298,959
Real estate construction	1,776	5,263	13,092	27,649	91,618

Commercial real estate lending	25,819	57,692	120,160	257,855	390,577

Total commercial	185,745	229,934	348,450	547,685	941,297
Home equity revolving lines of credit(A)	204	303	520	1,291
Home equity loans first liens(A)	—	—	—	—
Home equity loans junior liens(A)	676	1,810	3,150	4,160

Home equity(A)	880	2,113	3,670	5,451	3,057
Installment and credit cards	2	50	111	233	703
Residential mortgage	3,781	3,312	8,762	13,037	18,672

Total consumer	4,663	5,475	12,543	18,721	22,432

Total potential problem loans	$190,408	$235,409	$360,993	$566,406	$963,729

Nonaccrual Loans

Nonaccrual loans are considered to be one indicator of potential future loan losses. See also management’s accounting policy for nonaccrual loans in Note 1, “Summary of Significant Accounting Policies,” and Note 3,

“Loans,” of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at the end of 2014 was 1.01%, as compared to 1.17% at December 31, 2013. The ratio of the Corporation’s allowance for loan losses to nonaccrual loans was 150% at year-end 2014, up from 145% at year-end 2013.

Accruing Loans Past Due 90 Days or More

Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.

Troubled Debt Restructurings (“Restructured Loans”)

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also management’s accounting policy for restructured loans in Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements for additional restructured loans disclosures.

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

Other Real Estate Owned

Other real estate owned decreased to $17 million at December 31, 2014, compared to $18 million at December 31, 2013. Net gains on sales of other real estate owned were $1 million for both 2014 and 2013. Write-downs on other real estate owned were $2 million and $4 million for 2014 and 2013, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss. See also management’s accounting policy for other real estate owned in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements.

Foregone Loan Interest

The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.

TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2014	2013	2012
	($ in Thousands)
Interest income in accordance with original terms	$14,259	$16,338	$24,644
Interest income recognized	(9,384)	(10,137)	(11,726)

Reduction in interest income	$4,875	$6,201	$12,918

Investment Securities Portfolio

TABLE 14: Investment Securities Portfolio

	At December 31,
	2014	% of Total	2013	% of Total	2012	% of Total
	($ in Thousands)
Investment Securities Available for Sale:
Amortized Cost:
U.S. Treasury securities	$999	<1%	$1,001	<1%	$1,003	<1%
Obligations of state and political subdivisions (municipal securities)	560,839	10	653,758	12	755,644	16
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,700,103	69	3,855,467	73	3,708,287	77
Private-label	2,297	<1	3,035	<1	6,002	<1
GSE commercial mortgage-related securities	1,097,913	20	673,555	13	226,420	5
Asset-backed securities	—	—	23,049	<1	—	—
Other securities (debt and equity)	6,108	<1	60,711	1	90,622	2

Total amortized cost	$5,368,259	100%	$5,270,576	100%	$4,787,978	100%

Fair Value:
U.S. Treasury securities	$998	<1%	$1,002	<1%	$1,004	<1%
Obligations of state and political subdivisions (municipal securities)	582,679	11	676,080	13	801,188	16
Residential mortgage-related securities:
GSE	3,730,789	69	3,838,430	73	3,798,155	77
Private-label	2,294	<1	3,014	<1	6,149	<1
GSE commercial mortgage-related securities	1,073,893	20	647,477	12	228,166	5
Asset-backed securities	—	—	23,059	<1	—	—
Other securities (debt and equity)	6,159	<1	61,523	1	92,096	2

Total fair value and carrying value	$5,396,812	100%	$5,250,585	100%	$4,926,758	100%

Net unrealized holding gains (losses)	$28,553		$(19,991)		$138,780

Investment Securities Held to maturity:
Amortized Cost:
Obligations of state and political subdivisions (municipal securities)	$404,455	100%	$175,210	100%	$39,877	100%

Total amortized cost and carrying value	$404,455	100%	$175,210	100%	$39,877	100%

Fair Value:
Obligations of state and political subdivisions (municipal securities)	$413,067	100%	$169,889	100%	$39,679	100%

Total fair value	$413,067	100%	$169,889	100%	$39,679	100%

Net unrealized holding gains (losses)	$8,612		$(5,321)		$(198)

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

At December 31, 2014, the Corporation’s investment securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity or approximately $140 million.

The Corporation did not recognize any credit-related other-than-temporary impairment write-downs during 2014 or 2013. See Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Investment Securities,” of the notes to consolidated financial statements for additional information.

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

Available for Sale

Obligations of State and Political Subdivisions (Municipal Securities): At December 31, 2014 and 2013, municipal securities represented 11% and 13%, respectively, of total available for sale investment securities based on fair value. As of December 31, 2014, the total fair value of municipal securities reflected a net unrealized gain of approximately $22 million.

Residential and Commercial Mortgage-related Securities: At December 31, 2014 and 2013, residential mortgage-related securities (which include predominantly GSE mortgage-backed securities and collateralized mortgage obligations) represented 69% and 73%, respectively, of total available for sale investment securities based on fair value, while at December 31, 2014 GSE commercial mortgage-related securities were 20% of total available for sale investment securities compared to 12% of total available for sale investment securities at December 31, 2013. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities.

Asset-backed Securities: Asset-backed securities are largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

Other Securities (Debt and Equity): At December 31, 2014 and 2013, other securities were $6 million and $62 million, respectively, and were primarily comprised of debt securities. Debt securities primarily mature within 2 years and have a rating of AAA or A.

Held to Maturity

During the third quarter of 2012, the Corporation began reinvesting the proceeds from the maturities of available for sale municipal securities into purchases of held to maturity municipal securities in anticipation of the Basel III requirements.

Regulatory Stock

In addition to the available for sale and held to maturity investment securities noted above, the Corporation is also required to hold certain regulatory stock. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. At December 31, 2014, and 2013, the Corporation had FHLB stock of $118 million and $110 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million and $71 million at December 31, 2014 and 2013, respectively.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) — December 31 2014

	Investment Securities Available for Sale - Maturity Distribution and Weighted Average Yield
	Within one year		After one but within five years		After five but within ten years		After ten years		Mortgage-related and equity securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in Thousands)
U. S. Treasury securities	$—	0.00%	$999	0.67%	$—	—	$—	—	$—	—	$999	0.67%	$998
Obligations of states and political subdivisions (municipal securities)(2)	28,022	5.78%	231,011	5.58%	295,663	5.27%	6,143	6.00%	—	—	560,839	5.43%	582,679
Other debt securities	5,890	0.73%	200	17.80%	—	—	—	0.00%	—	—	6,090	1.29%	6,109
Residential mortgage-related securities:
GSE	—	—	—	—	—	—	—	—	3,700,103	2.50%	3,700,103	2.50%	3,730,789
Private-label	—	—	—	—	—	—	—	—	2,297	2.80%	2,297	2.80%	2,294
GSE commercial mortgage-related securities	—	—	—	—	—	—	—	—	1,097,913	2.09%	1,097,913	2.09%	1,073,893
Other equity securities	—	—	—	—	—	—	—	—	18	0.00%	18	0.00%	50

Total amortized cost	$33,912	4.90%	$232,210	5.57%	$295,663	5.27%	$6,143	6.00%	$4,800,331	2.41%	$5,368,259	2.72%	$5,396,812

Total fair value and carrying value	$34,122		$243,009		$306,319		$6,336		$4,807,026				$5,396,812

	Investment Securities Held to Maturity - Maturity Distribution and Weighted Average Yield
	Within one year		After one but within five years		After five but within ten years		After ten years		Mortgage-related and equity securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
	($ in Thousands)
Obligations of states and political subdivisions (municipal securities)(2)	$—	—	$2,264	2.68%	$120,085	3.49%	$282,106	4.78%	$—	—	$404,455	4.39%	$413,067

Total amortized cost and carrying value	$—	—	$2,264	2.68%	$120,085	3.49%	$282,106	4.78%	$—	—	$404,455	4.39%	$413,067

Total fair value	$—		$2,285		$121,721		$289,061		$—				$413,067

(1)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(2)	Yields on tax-exempt securities are computed on a taxable equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Deposits

TABLE 16: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2014
	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
	($ in Thousands)
Three months or less	$100,680	$32,474	$133,154
Over three months through six months	38,045	17,214	55,259
Over six months through twelve months	51,448	44,310	95,758
Over twelve months	137,500	35,583	173,083

Total	$327,673	$129,581	$457,254

Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Note 6, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2014. A maturity distribution of certificates of deposits and other time deposits of $100,000 or more at December 31, 2014 is shown in Table 16. See Table 2 for additional information on average deposit balances and deposit rates. See also section “Liquidity.”

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

Other Funding Sources

TABLE 17: Short-Term Funding

	December 31,
	2014	2013	2012
	($ in Thousands)
Securities sold under agreements to repurchase:
Balance end of year	$384,221	$419,247	$679,071
Average amounts outstanding during year	590,605	565,222	1,054,614
Maximum month-end amounts outstanding	984,716	662,477	1,212,100
Average interest rates on amounts outstanding at end of year	0.15%	0.18%	0.24%
Average interest rates on amounts outstanding during year	0.17%	0.21%	0.24%
FHLB advances:
Balance end of year	$500,000	$200,000	$1,525,000
Average amounts outstanding during year	498,425	1,131,384	918,962
Maximum month-end amounts outstanding	1,300,000	2,150,000	1,575,000
Average interest rates on amounts outstanding at end of year	0.09%	0.11%	0.07%
Average interest rates on amounts outstanding during year	0.11%	0.11%	0.35%

Short-term funding is comprised primarily of short-term FHLB advances; securities sold under agreements to repurchase; Federal funds purchased and commercial paper. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. Long-term funding is comprised primarily of long-term FHLB advances; senior notes and subordinated notes. See Note 7, “Short-term Funding” and Note 8, “Long-term Funding,” of the notes to consolidated financial statements for additional information on short-term funding and long-term funding. See Table 2, “Average Balances and Interest Rates” for additional information on average funding and rates and Table 17, “Short-Term Funding” for specific disclosures required for major short-term funding categories. See also section “Liquidity”.

•	Other funding sources, including short-term and long-term funding, were approximately $5.0 billion at December 31, 2014 and $3.8 billion at December 31, 2013.

•

Long-term funding at December 31, 2014, was approximately $3.9 billion, an increase of $843 million from December 31, 2013. The increase in long-term funding was primarily attributable to the borrowing of $500 million of five year, putable, variable rate FHLB advances and the issuance of $250 million in senior notes and $250 million in subordinated notes (as the Corporation took advantage of favorable interest rates), partially offset by a decrease, due to the early retirement, of $155 million of senior notes in February 2014.

•

Short-term funding sources at December 31, 2014 were approximately $1.1 billion, an increase of $327 million from December 31, 2013. The increase in short-term funding was primarily due to an increase in FHLB advances as the Corporation took advantage of favorable interest rates on short-term FHLB advances.

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

The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At December 31, 2014, the Corporation was in compliance with its internal liquidity objectives.

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

TABLE 18: Credit Ratings

December 31, 2014
	Moody’s	S&P*
Bank short-term deposits	P2	—
Bank long-term	A3	BBB+
Corporation short-term	P2	—
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable

*	Standard and Poor’s

The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has filed a shelf registration with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies. The Parent Company also intends to renew its universal shelf registration statement, under which the Parent Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. In November 2014, the Parent Company issued $250 million of senior notes, due November 2019, callable October 2019, and issued

$250 million of 10-year subordinated notes, due January 2025, callable October 2024. The Parent Company also has a $200 million commercial paper program, of which, $74 million was outstanding at December 31, 2014.

While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $223 million during 2014 from subsidiaries. See Note 18, “Regulatory Matters,” for additional information on regulatory requirements for the Bank.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank of Chicago ($3.5 billion of Federal Home Loan Bank advances were outstanding at December 31, 2014). The Bank also has significant excess loan and investment securities collateral which could be pledged to secure additional deposits or to counterparty banks, the Federal Home Loan Bank or other parties as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2014, the majority of the investment securities are classified as available for sale, with only a portion of municipal securities classified as held to maturity. Of the $5.8 billion investment securities portfolio at December 31, 2014, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $3.0 billion could be pledged or sold to enhance liquidity, if necessary.

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

For the year ended December 31, 2014, net cash provided by operating and financing activities was $213 million and $2.3 billion, respectively, while investing activities used net cash of $2.1 billion, for a net increase in cash and cash equivalents of $430 million since year-end 2013. Generally, during 2014, net assets increased to $26.8 billion (up $2.6 billion or 11%) compared to year-end 2013, primarily due to a $1.7 billion increase in loans and a $375 million increase in investment securities. On the funding side, deposits increased $1.5 billion and short-term and long-term funding increased $327 million and $843 million, respectively.

For the year ended December 31, 2013, net cash provided by operating activities and financing activities was $487 million and $630 million, respectively, while investing activities used net cash of $1.3 billion, for a net decrease in cash and cash equivalents of $136 million since year-end 2012. Generally, during 2013, net assets increased to $24.2 billion (up $739 million or 3%) compared to year-end 2012, primarily due to a $485 million increase in loans. On the funding side, deposits increased $327 million and long-term funding increased $2.1 billion, partially offset by a decrease of $1.6 billion in short-term funding.

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

Interest Rate Risk

The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during 2014.

The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was slightly asset sensitive at December 31, 2014.

MVE and EAR are complementary interest rate risk metrics and should be viewed together. Net interest income and EAR sensitivity capture asset and liability repricing mismatches for the first year inclusive of forecast balance sheet changes and are considered shorter term measures, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities and is considered a longer term measure.

A positive NII and EAR sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset based income will increase more quickly than liability based expense due to the balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.

One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income from assets, liabilities, and derivative positions under various interest rate scenarios and balance sheet structures. As the future path of interest rates cannot be known, we use simulation analysis to project rate sensitive income under various scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific strategies are also analyzed to determine their impact on net interest income levels and sensitivities.

Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the repricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

The sensitivity analysis included below is measured as a percentage change in net interest income and EAR due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. We evaluate the sensitivity using: 1) a dynamic balance sheet forecast incorporating business as usual, and 2) a static balance sheet where the current balance sheet is held constant.

TABLE 19: Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast December 31, 2014	Static Forecast December 31, 2014	Dynamic Forecast December 31, 2013	Static Forecast December 31, 2013
Instantaneous Rate Change
100 bp increase in interest rates	1.6%	2.8%	0.4%	0.2%
200 bp increase in interest rates	3.4%	5.3%	0.9%	0.5%

The increase in asset sensitivity from December 31, 2013, levels was predominantly attributable to the recent $250 million issuance of 5-year senior notes and $250 million issuance of 10-year subordinated notes in November 2014.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2014 , the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

TABLE 20: Market Value of Equity Sensitivity

	December 31, 2014	December 31, 2013
Instantaneous Rate Change
100 bp increase in interest rates	(1.0)%	(2.7)%
200 bp increase in interest rates	(2.5)	(5.4)

The decrease in MVE sensitivity from December 31, 2013 was primarily attributable to the recent $250 million issuance of 5-year senior notes and $250 million issuance of 10-year subordinated notes in November 2014. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Credit Risk

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

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual and charge off policies.

Commercial and business lending

The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial real estate lending

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

Real estate construction

Real estate construction loans are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multifamily projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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

Residential mortgage

Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation may also retain a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio.

The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

Home equity

Home equity consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. The Corporation’s credit risk monitoring guidelines for home equity is based on an ongoing review of loan delinquency status, as well as a quarterly review of FICO score deterioration and property devaluation. The Corporation does not routinely obtain appraisals on performing loans to update LTV ratios after origination; however, the Corporation monitors the local housing markets by reviewing the various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring process. For second lien home equity loans, the Corporation is unable to track the performance of the first lien loan if it does not own or service the first lien loan. However, the Corporation obtains a refreshed FICO score on a quarterly basis and monitors this as part of its assessment of the home equity portfolio.

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 700. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required, while home equity lines are generally tied to floating rate indices.

Installment and credit cards

Installment and credit cards consist of student loans, as well as short-term and other personal installment loans. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is generally influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on the smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

Table 21: Contractual Obligations and Other Commitments

December 31, 2014	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	6	$965,283	$377,202	$223,306	$5,664	$1,571,455
Short-term funding	7	1,068,288	—	—	—	1,068,288
Long-term funding	8	—	431,252	3,249,556	249,309	3,930,117
Operating leases	5	10,477	21,061	17,139	25,668	74,345
Commitments to extend credit	15	3,410,389	1,845,434	1,640,111	114,856	7,010,790

Total		$5,454,437	$2,674,949	$5,130,112	$395,497	$13,654,995

Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2014, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.

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

As of December 31, 2014, the net liability for uncertain tax positions, including associated interest and penalties, was $8 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 12, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to uncertain tax positions.

The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation routinely enters into lending-related commitments, including commitments to extend credit, interest rate lock commitments to originate residential mortgage loans held for sale (discussed further below), commercial letters of credit, and standby letters of credit. Commitments to extend credit are agreements to lend to customers at predetermined interest rates. The Corporation has $7.0 billion of outstanding commitments to extend credit (see Table 21) at December 31, 2014. In addition, the Corporation had a reserve for losses on unfunded loan and letters of credit commitments totaling $25 million at December 31, 2014. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. At December 31, 2014, the Corporation had $9 million and $353 million of commercial and standby letters of credit, respectively. Since most of these commitments, as well as commitments to extend credit, are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. See section, “Liquidity” and Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information.

The Corporation’s derivative interest rate-related instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheet. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. The Corporation’s mortgage derivatives included $126 million of interest rate lock commitments to originate residential mortgage loans held for sale (included in Table 21 as part of commitments to extend credit) and forward commitments to sell $235 million of residential mortgage loans to various investors as of December 31, 2014. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 13, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.

The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis primarily to the GSEs. The

Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold. At December 31, 2014, the Corporation had a mortgage repurchase reserve for potential claims on loans previously sold of $3 million. The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met). At December 31, 2014, there were approximately $46 million of residential mortgage loans sold with such recourse risk. See Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information on residential mortgage loans sold.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2014, there were $178 million of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. The aggregate carrying value of these investments at December 31, 2014, was $27 million, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $28 million at December 31, 2014. See Note 15, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information on these investments. The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds. Complying with the Volcker Rule is not expected to have a material impact on the Corporation. See Part I, Item 1, “Business,” for additional information on the Volcker Rule.

Capital

Table 22: Capital

	At or for the Year Ended December 31,
	2014	2013	2012
	(In Thousands, except per share data)
Total stockholders’ equity	$2,800,251	$2,891,290	$2,936,399
Tangible stockholders’ equity(1)	1,863,646	1,950,938	1,992,004
Tier 1 capital(2)	1,868,059	1,975,182	1,938,806
Tier 1 common equity(3)	1,808,332	1,913,320	1,875,534
Tangible common equity(1)	1,803,919	1,889,076	1,928,732
Total risk-based capital(2)	2,350,898	2,184,884	2,167,954
Tangible assets(1)	25,885,169	23,286,568	22,543,340
Risk weighted assets(2)	18,567,646	16,694,148	16,149,038
Market capitalization	2,786,303	2,829,640	2,221,268

Book value per common share	$18.32	$17.40	$16.97
Tangible book value per common share	12.06	11.62	11.39
Cash dividends per common share	0.37	0.33	0.23
Stock price at end of period	18.63	17.40	13.12
Low closing price for the period	15.58	13.46	11.43
High closing price for the period	19.37	17.60	14.63

Total stockholders’ equity / assets	10.44%	11.93%	12.50%
Tangible common equity / tangible assets(1)	6.97	8.11	8.56
Tangible stockholders’ equity / tangible assets(1)	7.20	8.38	8.84
Tier 1 common equity / risk-weighted assets(3)	9.74	11.46	11.61
Tier 1 leverage ratio(2)	7.48	8.70	8.98
Tier 1 risk-based capital ratio(2)	10.06	11.83	12.01
Total risk-based capital ratio(2)	12.66	13.09	13.42

Return on average equity	6.63%	6.52%	6.07%
Return on average tangible common equity	9.91	9.73	8.96
Return on average Tier 1 common equity	9.92	9.77	9.45
Return on average assets	0.76	0.81	0.81
Dividend payout ratio(4)	31.62	30.00	23.00

Common shares outstanding (period end)	149,560	162,623	169,304
Basic common shares outstanding (average)	157,286	165,584	172,255
Diluted common shares outstanding (average)	158,254	165,802	172,357

(1)	Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill and other intangible assets. Tangible common equity is defined as common stockholders’ equity excluding goodwill and other intangible assets. Tangible assets is defined as total assets excluding goodwill and other intangible assets.

(2)	The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors.

(3)	Tier 1 common equity, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Tier 1 common equity, along with other capital measures, to assess and monitor our capital position. Tier 1 common equity is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

(4)	Ratio is based upon basic earnings per common share.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. The capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 22. Stockholders’ equity is also described in Note 9, “Stockholders’ Equity,” of the notes to consolidated financial statements.

See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for information on the common stock and preferred stock repurchased during the fourth quarter of 2014. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

Basel III Capital Rules.  In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. See Part I, Item 1, “Business,” for additional information on Basel III and the Dodd-Frank Act.

Management believes that, as of December 31, 2014, the Corporation and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Segment Review

As discussed in Note 20, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services.

The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 1, “Summary of Significant Accounting Policies,” and Note 20, “Segment Reporting,” of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2014, certain organizational and methodology changes were made and, accordingly, 2013 and 2012 results have been restated and presented on a comparable basis.

Segment Review 2014 Compared to 2013

The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $97 million in 2014, down $2 million compared to $99 million in 2013. Segment revenue decreased $12 million to $331 million in 2014 compared to $343 million in 2013 primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision decreased $6 million in 2014 due to improvement in the loan credit quality. Average loan balances were $8.6 billion for 2014, up $636 million from an average balance of $8.0 billion for 2013, while average deposit balances were $4.9 billion in 2014, down $196 million from average deposits of $5.1 billion in 2013. Average allocated capital was flat at $734 million for 2014 and 2013.

The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business Banking segment had net income of $31 million in 2014, down $27 million compared to $58 million in 2013. Earnings decreased as segment revenue declined $45 million to $543 million in 2014, primarily due to lower mortgage banking income as refinancing activity has slowed and changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision for loans increased $2 million to $26 million for 2014. Total noninterest expense for 2014 was $470 million, down $5 million from $475 million in 2013, primarily due to lower occupancy costs, reflecting a reduction in our branch network from branch closures and a reduction in full time equivalent employees. Average loan balances were $8.2 billion for 2014, up $460 million from an average balance of $7.7 billion for 2013, and average deposit balances were $10.3 billion in 2014, up $251 million from average deposits of $10.1 billion in 2013. Average allocated capital decreased $2 million to $578 million in 2014.

The Risk Management and Shared Services segment had net income of $63 million in 2014, up $30 million compared to $33 million in 2013. The increase was due to a $70 million increase in total revenue primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer, and Business segments. Average earning asset balances were $6.0 billion for 2014, up $681 million from an average balance of $5.3 billion in 2013, and average deposits were $2.4 billion in 2014, up $154 million from 2013. Average allocated capital decreased $6 million to $558 million for 2014.

Segment Review 2013 Compared to 2012

The Corporate and Commercial Specialty segment had net income of $99 million in 2013, up $17 million compared to $82 million in 2012. The Corporation began providing resources in late 2011 to grow this segment, including investments to expand into new markets (Cincinnati, Indianapolis, and Michigan) and new industry lending segments (power, oil and gas). Primarily as a result of these investments, segment revenue grew $33 million to $343 million in 2013 compared to $310 million in 2012. The credit provision for loans increased $7 million in 2013 due to the growth in the segment’s loan balances, partially offset by improvement in credit quality as compared to 2012. Average loan balances were $8.0 billion for 2013, up $892 million from an average balance of $7.1 billion for 2012, and average deposit balances were $5.1 billion in 2013, up $860 million from average deposits of $4.2 billion in 2012, reflecting our investments and strategy to expand and grow this segment. Average allocated capital increased $46 million to $734 million in 2013 reflecting the increase in the segment’s loan balances offset by an improvement in credit quality as compared to 2012.

The Community, Consumer, and Business Banking segment had net income of $58 million in 2013, up $19 million compared to $39 million in 2012. Segment revenue grew $11 million to $588 million for 2013 compared to $577 million for 2012, primarily due to higher net interest income as increases in long-term funding rates favorably impacted the credits provided to the Community, Consumer, and Business segment for deposit funding sources. The credit provision for loans decreased $3 million to $24 million for 2013. Total noninterest expense for 2013 was $475 million, down $15 million from $490 million in 2012, as slightly higher direct expenses were more than offset by lower allocated occupancy costs, reflecting a reduction in our branch network from branch closures. Average loan balances were level at $7.7 billion in 2013 and 2012. Average deposits were $10.1 billion in 2013, up $240 million from 2012. Average allocated capital decreased $26 million to $580 million for 2013.

The Risk Management and Shared Services segment had net income of $33 million in 2013, down $25 million compared to $58 million in 2012. The primary components of the decrease were a $23 million decrease in net interest income due to market changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating net interest income credits to the Corporate and Commercial Specialty and

Community, Consumer and Business segments, and a $19 million increase in noninterest expense primarily due to higher unallocated occupancy costs for unused and vacant space as a result of retail branch closures. Average earning asset balances were $5.3 billion for 2013, up $420 million from an average balance of $4.9 billion in 2012. Average deposits were $2.3 billion in 2013, up $756 million from 2012. Average allocated capital increased $20 million to $564 million for 2013.

TABLE 23: Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2014 and 2013.

	2014 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$190,998	$186,053	$181,630	$178,064
Interest expense	16,337	13,423	12,927	13,091

Net interest income	174,661	172,630	168,703	164,973
Provision for credit losses	5,000	1,000	5,000	5,000
Investment securities gains, net	25	57	34	378
Income before income taxes	67,499	74,685	68,025	65,836
Net income available to common equity	47,513	48,952	45,087	43,955

Basic earnings per common share	$0.31	$0.31	$0.28	$0.27
Diluted earnings per common share	$0.31	$0.30	$0.28	$0.27
Basic weighted average common shares outstanding	151,931	155,925	159,940	161,467
Diluted weighted average common shares outstanding	153,083	156,991	160,838	162,188

	2013 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Interest income	$181,537	$175,734	$176,360	$175,352
Interest expense	14,338	15,225	16,178	17,699

Net interest income	167,199	160,509	160,182	157,653
Provision for credit losses	2,300	(800)	5,300	3,300
Investment securities gains (losses), net	(18)	248	34	300
Income before income taxes	61,605	67,054	70,496	68,738
Net income available to common equity	46,485	44,373	46,588	46,088

Basic earnings per common share	$0.28	$0.27	$0.28	$0.27
Diluted earnings per common share	$0.28	$0.27	$0.28	$0.27
Basic weighted average common shares outstanding	162,611	164,954	166,605	168,234
Diluted weighted average common shares outstanding	163,235	165,443	166,748	168,404

2013 Compared to 2012

The Corporation recorded net income available to common equity for 2013 of $184 million, or diluted earnings per common share of $1.10. For 2012, net income available to common equity was $174 million, or net income of $1.00 for diluted earnings per common share. Cash dividends of $0.33 per common share were paid in 2013, compared to cash dividends of $0.23 per common share paid in 2012. Key factors behind these results are discussed below.

Credit quality continued to improve during 2013. Nonaccrual loans were $185 million at December 31, 2013, a decrease of $67 million (27%) from December 31, 2012. Potential problem loans declined to $235 million, a decrease of $126 million (35%) from December 31, 2012. At December 31, 2013, the allowance for loan losses to total loans ratio was 1.69%, covering 145% of nonaccrual loans, compared to 1.93% at December 31, 2012, covering 118% of nonaccrual loans. The provision for credit losses was $10 million for 2013, with net charge offs to average loans of 0.25% (compared to a provision for credit losses of $10 million and a net charge off ratio of 0.57% for 2012).

Taxable equivalent net interest income was $666 million for 2013, $19 million or 3% higher than 2012, including favorable volume variances (increasing taxable equivalent net interest income by $53 million), partially offset by unfavorable rate variances (decreasing taxable equivalent net interest income by $34 million). The net interest margin for 2013 was 3.17%, 13 bp lower than 3.30% in 2012, attributable to an 8 bp decrease in interest rate spread, and a 5 bp decrease in contribution from net free funds.

Average earning assets of $21.0 billion in 2013 were $1.4 billion or 7% higher than 2012. Average loans increased $921 million or 6%, including a $1.0 billion increase in commercial loans and a $384 million increase in residential mortgage loans, partially offset by a $489 million decrease in retail loans. Average securities and short-term investments increased $445 million or 9% from 2012. Average interest-bearing liabilities of $16.0 billion in 2013 were up $1.1 billion (7%) versus 2012. On average, interest-bearing deposits increased $1.6 billion, while average noninterest-bearing demand deposits increased by $300 million. Average short and long-term funding decreased $496 million, consisting of a $239 million decrease in short-term funding and a $257 million decrease in long-term funding.

At December 31, 2013, total loans were $15.9 billion, up 3% from year-end 2012, with growth in most loan categories (residential mortgage loans were up $459 million, commercial real estate lending was up $273 million, and commercial and business lending was up $207 million, while retail loans decreased $454 million). Total deposits at December 31, 2013, were $17.3 billion, up 2% from year-end 2012. Interest-bearing demand deposits increased (up 28% and 14%, respectively), while time deposits decreased (down 15%).

Noninterest income was $313 million for 2013 and 2012. Core fee-based revenues totaled $224 million for 2013, an increase of $4 million or 2% from $220 million for 2012. Net asset gains of $5 million for 2013 were primarily attributable to a $2 million gain on the sale of branches, and a $3 million net gain on the sale of real estate and miscellaneous assets. Net asset losses of $12 million for 2012 were primarily attributable to write-downs of $8 million on impaired and abandoned software during 2012 and $10 million of losses on sales and other write-downs on other real estate owned, partially offset by a $6 million gain on the sale of three retail branches in rural western Illinois. Net mortgage banking income was $49 million for 2013, down 23% from 2012.

Noninterest expense for 2013 was $681 million, an increase of $6 million from 2012. Personnel expense was $397 million, up $16 million (4%) over 2012, while nonpersonnel noninterest expenses on an aggregate basis were down modestly (3%) compared to 2012. The efficiency ratio was 69.56% for 2013 and 69.26% for 2012, respectively.

Income tax expense for 2013 was $79 million, compared to income tax expense of $75 million for 2012. The increase in income tax was primarily due to the increase in pretax income between the years. The effective tax rate was 29.6% for 2013, compared to an effective rate of 29.7% for 2012.

Recent Developments

On February 3, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.10 per common share, payable on March 16, 2015, to shareholders of record at the close of business on March 2, 2015. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on the Corporation’s 8.00% Series B Perpetual Preferred Stock to shareholders of record at the close of business on March 2, 2015, with a dividend payable date of March 16, 2015. These cash dividends have not been reflected in the accompanying consolidated financial statements.

On January 16, 2015, the Corporation announced that it had entered into an agreement to acquire Ahmann & Martin Co., a leading risk and benefits consulting firm in Minnesota through a merger with and into Associated’s subsidiary Associated Financial Group, LLC. The stock transaction is valued at $48 million, with additional maximum contingent consideration of up to $8 million, and is expected to close in February 2015.

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

Allowance for Credit Losses:  Management’s evaluation process used to determine the appropriateness of the allowance for credit losses (which includes the allowance for loan losses and the allowance for unfunded commitments) is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for credit losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for credit losses. Such agencies may require additions to the allowance for credit losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for credit losses is appropriate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Loans,” of the notes to consolidated financial statements as well as the “Allowance for Credit Losses” section.

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

The Corporation conducted its annual impairment testing in May 2014, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the significant increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ bank index), as well as the Corporation’s improving earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2012, 2013, or 2014, respectively. See also Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements.

Mortgage Servicing Rights Valuation:  The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at December 31, 2014, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $10 million (or 15%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 12%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $1 million at December 31, 2014. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing right asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See also Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”

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

When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See also Note 12, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”

Future Accounting Pronouncements

New accounting policies adopted by the Corporation during 2014 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

In January 2015, the FASB issued an amendment to eliminate from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact as no retrospective adjustments are anticipated.

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

In June 2014, the FASB issued an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, with no expected material impact on its results of operations, financial position, and liquidity.

In June 2014, the FASB issued an amendment to clarify the current accounting and disclosures for certain repurchase agreements. The amendments in this update require two accounting changes: (1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update also require additional disclosures for certain transactions on the transfer of financial assets, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment is effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early application is prohibited. The Corporation intends to adopt the accounting standard during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, and liquidity.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASSOCIATED BANC-CORP

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$444,113	$455,482
Interest-bearing deposits in other financial institutions	571,924	126,018
Federal funds sold and securities purchased under agreements to resell	16,030	20,745
Investment securities held to maturity, at amortized cost	404,455	175,210
Investment securities available for sale, at fair value	5,396,812	5,250,585
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	189,107	181,249
Loans held for sale	154,935	64,738
Loans	17,593,846	15,896,261
Allowance for loan losses	(266,302)	(268,315)
Loans, net	17,327,544	15,627,946
Premises and equipment, net	274,688	270,890
Goodwill	929,168	929,168
Other intangible assets, net	67,582	74,464
Trading assets	35,163	43,728
Other assets	1,010,253	1,006,697
Total assets	$26,821,774	$24,226,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,505,272	$4,626,312
Interest-bearing deposits	14,258,232	12,640,855
Total deposits	18,763,504	17,267,167
Federal funds purchased and securities sold under agreements to repurchase	493,991	475,442
Other short-term funding	574,297	265,484
Long-term funding	3,930,117	3,087,267
Trading liabilities	37,329	46,470
Accrued expenses and other liabilities	222,285	193,800
Total liabilities	24,021,523	21,335,630
Stockholders’ equity
Preferred equity	59,727	61,862
Common stock	1,665	1,750
Surplus	1,484,933	1,617,990
Retained earnings	1,497,818	1,392,508
Accumulated other comprehensive loss	(4,850)	(24,244)
Treasury stock, at cost	(239,042)	(158,576)
Total stockholders’ equity	2,800,251	2,891,290
Total liabilities and stockholders’ equity	$26,821,774	$24,226,920

Preferred shares issued	61,356	63,549
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	166,544,252	175,012,686
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	15,002,318	10,874,182

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$598,582	$587,526	$595,965
Interest and dividends on investment securities:
Taxable	102,464	88,919	86,945
Tax exempt	29,064	27,345	28,655
Other interest	6,635	5,193	6,719
Total interest income	736,745	708,983	718,284
INTEREST EXPENSE
Interest on deposits	26,294	31,267	41,431
Interest on Federal funds purchased and securities sold under agreements to repurchase	1,219	1,322	2,687
Interest on other short-term funding	785	1,519	3,294
Interest on long-term funding	27,480	29,332	44,880
Total interest expense	55,778	63,440	92,292
NET INTEREST INCOME	680,967	645,543	625,992
Provision for credit losses	16,000	10,100	10,100
Net interest income after provision for credit losses	664,967	635,443	615,892
NONINTEREST INCOME
Trust service fees	48,403	45,633	40,737
Service charges on deposit accounts	68,779	70,009	68,917
Card-based and other nondeposit fees	49,512	49,913	47,862
Insurance commissions	44,421	44,024	47,014
Brokerage and annuity commissions	16,089	14,877	15,643
Mortgage banking, net	21,320	48,847	63,500
Capital market fees, net	9,973	13,080	14,241
Bank owned life insurance income	13,576	11,855	13,952
Asset gains (losses), net	10,288	5,413	(12,096)
Investment securities gains (losses), net:
Realized gains, net	494	564	4,261
Other-than-temporary impairments	—	—	(59)
Less: Non-credit portion recognized in other comprehensive income (before taxes)	—	—	59
Total investment securities gains, net	494	564	4,261
Other	7,464	8,884	9,259
Total noninterest income	290,319	313,099	313,290
NONINTEREST EXPENSE
Personnel expense	390,399	397,015	381,404
Occupancy	57,677	59,409	60,794
Equipment	24,784	25,351	23,566
Technology	55,472	49,445	43,548
Business development and advertising	26,144	23,346	21,303
Other intangible amortization	3,747	4,043	4,195
Loan expense	13,866	13,162	12,285
Legal and professional fees	17,485	20,226	31,232
Foreclosure / OREO expense	6,722	10,068	15,069
FDIC expense	23,761	19,461	19,478
Other	59,184	59,123	61,849
Total noninterest expense	679,241	680,649	674,723
Income before income taxes	276,045	267,893	254,459
Income tax expense	85,536	79,201	75,486
Net income	190,509	188,692	178,973
Preferred stock dividends	5,002	5,158	5,200
Net income available to common equity	$185,507	$183,534	$173,773

Earnings per common share:
Basic	$1.17	$1.10	$1.00
Diluted	$1.16	$1.10	$1.00
Average common shares outstanding:
Basic	157,286	165,584	172,255
Diluted	158,254	165,802	172,357

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	($ in Thousands)
Net income	$190,509	$188,692	$178,973
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	49,038	(158,207)	(19,042)
Reclassification adjustment for net gains realized in net income	(494)	(564)	(4,261)
Income tax (expense) benefit	(18,636)	61,266	9,651
Other comprehensive income (loss) on investment securities available for sale	29,908	(97,505)	(13,652)
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	58	72	242
Net gain (loss), net of amortization	(17,079)	40,148	(6,941)
Income tax (expense) benefit	6,507	(15,562)	2,366
Other comprehensive income (loss) on pension and postretirement obligations	(10,514)	24,658	(4,333)
Derivatives used in cash flow hedging relationships:
Net unrealized gains	—	—	6
Reclassification adjustment for net losses and interest expense for interest differential on derivatives realized in net income	—	—	1,954
Income tax expense	—	—	(974)
Other comprehensive income on cash flow hedging relationships	—	—	986
Total other comprehensive income (loss)	19,394	(72,847)	(16,999)
Comprehensive income	$209,903	$115,845	$161,974

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated Other Comprehensive Income (Loss)
	Preferred Equity		Common Stock		Surplus	Retained Earnings		Treasury Stock	Total
	Shares	Amount	Shares	Amount
	(In Thousands, except per share data)
Balance, December 31, 2011	65	$63,272	174,591	$1,746	$1,586,401	$1,148,773	$65,602	$—	$2,865,794

Comprehensive income:
Net income	—	—	—	—	—	178,973	—	—	178,973
Other comprehensive loss	—	—	—	—	—	—	(16,999)	—	(16,999)

Comprehensive income									161,974

Common stock issued:
Stock-based compensation plans, net	—	—	422	4	761	(1,101)	—	481	145
Purchase of treasury stock	—	—	—	—	—	—	—	(61,654)	(61,654)
Cash dividends:
Common stock, $0.23 per share	—	—	—	—	—	(39,634)	—	—	(39,634)
Preferred stock	—	—	—	—	—	(5,200)	—	—	(5,200)
Stock-based compensation expense, net	—	—	—	—	15,759	—	—	—	15,759
Tax impact of stock-based compensation	—	—	—	—	(785)	—	—	—	(785)

Balance, December 31, 2012	65	$63,272	175,013	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399

Comprehensive income:
Net income	—	—	—	—	—	188,692	—	—	188,692
Other comprehensive loss	—	—	—	—	—	—	(72,847)	—	(72,847)

Comprehensive income									115,845

Common stock issued:
Stock-based compensation plans, net	—	—	—	—	989	(17,630)	—	25,946	9,305
Purchase of treasury stock	—	—	—	—	—	—	—	(123,349)	(123,349)
Cash dividends:
Common stock, $0.33 per share	—	—	—	—	—	(54,991)	—	—	(54,991)
Preferred stock	—	—	—	—	—	(5,158)	—	—	(5,158)
Purchase of preferred stock	(1)	(1,410)	—	—	—	(216)	—	—	(1,626)
Stock-based compensation expense, net	—	—	—	—	14,840	—	—	—	14,840
Tax impact of stock-based compensation	—	—	—	—	25	—	—	—	25

Balance, December 31, 2013	64	$61,862	175,013	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290

Comprehensive income:
Net income	—	—	—	—	—	190,509	—	—	190,509
Other comprehensive income	—	—	—	—	—	—	19,394	—	19,394

Comprehensive income									209,903

Common stock issued:
Stock-based compensation plans, net	—	—	—	—	2,553	(21,171)	—	31,846	13,228
Purchase of common stock returned to authorized but unissued	—	—	(8,469)	(85)	(150,413)	—	—	—	(150,498)
Purchase of treasury stock	—	—	—	—	—	—	—	(112,312)	(112,312)
Cash dividends:
Common stock, $0.37 per share	—	—	—	—	—	(58,710)	—	—	(58,710)
Preferred stock	—	—	—	—	—	(5,002)	—	—	(5,002)
Purchase of preferred stock	(2)	(2,135)	—	—	—	(316)	—	—	(2,451)
Stock-based compensation expense, net	—	—	—	—	16,091	—	—	—	16,091
Tax benefit of stock-based compensation	—	—	—	—	(1,288)	—	—	—	(1,288)

Balance, December 31, 2014	62	$59,727	166,544	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$190,509	$188,692	$178,973
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,000	10,100	10,100
Depreciation and amortization	50,281	49,711	43,611
(Recovery of) addition to valuation allowance on mortgage servicing rights, net	321	(14,563)	2,383
Amortization of mortgage servicing rights	11,067	15,488	23,348
Amortization of other intangible assets	3,747	4,043	4,195
Amortization and accretion on earning assets, funding, and other, net	28,145	44,965	55,101
Deferred income taxes	9,890	25,920	54,294
Tax impact of stock based compensation	(1,288)	25	(785)
Gain on sales of investment securities, net, and impairment write-downs	(494)	(564)	(4,261)
(Gain) loss on sales of assets and impairment write-downs, net	(10,288)	(5,413)	12,096
Gain on mortgage banking activities, net	(13,765)	(34,268)	(60,312)
Mortgage loans originated and acquired for sale	(1,069,852)	(2,304,006)	(2,797,431)
Proceeds from sales of mortgage loans held for sale	1,010,167	2,516,690	2,822,000
Pension contributions	(21,000)	(28,000)	(40,000)
(Increase) decrease in interest receivable	(1,264)	2,078	534
Increase (decrease) in interest payable	1,536	(2,214)	(5,723)
Net change in other assets and other liabilities	9,025	18,579	52,361
Net cash provided by operating activities	212,737	487,263	350,484
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,736,571)	(593,591)	(1,637,901)
Purchases of:
Available for sale securities	(1,096,410)	(1,954,936)	(2,084,500)
Held to maturity securities	(229,795)	(135,785)	(39,925)
FHLB stock	(7,857)	(28,399)	(6,601)
Premises, equipment, and software, net of disposals	(50,396)	(67,723)	(83,973)
Other assets	(4,496)	(2,098)	(5,968)
Proceeds from:
Sales of available for sale securities	102,011	136,152	299,782
Prepayments, calls, and maturities of available for sale securities	862,037	1,298,077	1,692,076
Prepayments, calls, and maturities of held to maturity securities	6,420	—	—
Sale of FHLB stock	—	14,399	31,428
Prepayments, calls and maturities of other assets	36,452	41,668	70,920
Sales of loans originated for investment	—	39,002	130,940
Net cash used in investing activities	(2,118,605)	(1,253,234)	(1,633,722)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,496,337	394,340	1,969,055
Net decrease in deposits due to branch sales	—	(65,430)	(113,622)
Net increase (decrease) in short-term funding	327,362	(1,586,013)	(187,546)
Repayment of long-term funding	(155,066)	(427,430)	(311,621)
Proceeds from issuance of long-term funding	996,030	2,500,000	154,738
Purchase of preferred stock	(2,451)	(1,626)	—
Purchase of common stock returned to authorized but unissued	(150,498)	—	—
Purchase of treasury stock	(112,312)	(123,349)	(61,654)
Cash dividends on common stock	(58,710)	(54,991)	(39,634)
Cash dividends on preferred stock	(5,002)	(5,158)	(5,200)
Net cash provided by financing activities	2,335,690	630,343	1,404,516
Net increase (decrease) in cash and cash equivalents	429,822	(135,628)	121,278
Cash and cash equivalents at beginning of period	602,245	737,873	616,595
Cash and cash equivalents at end of period	$1,032,067	$602,245	$737,873

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,330	$65,552	$97,938
Cash paid (received) for income taxes	72,431	49,200	(9,722)
Loans and bank premises transferred to other real estate owned	21,413	26,151	39,511
Capitalized mortgage servicing rights	8,253	18,256	23,528

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013, and 2012

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

Investment Securities

Securities are classified as held to maturity or available for sale at the time of purchase. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts, using a method that approximates level yield. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield. Declines in the fair value of investment securities available for sale (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the securities is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, the Corporation considers the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Realized securities gains or losses on securities sales (using specific identification method) and declines in value judged to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income. See Note 2 for additional information on investment securities.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of undisbursed loan proceeds, the allowance for loan losses, and any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the interest method.

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

Loans Held for Sale

Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income. At December 31, 2014, there was no market valuation adjustment to loans held for sale, while at December 31, 2013, the carrying value of loans held for sale included a market valuation adjustment of $442,000. Holding costs are treated as period costs.

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

Management, judging current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. When an individual loan is determined to be impaired, the allowance for loan losses attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity, installment loans and credit cards, are collectively evaluated for impairment. Interest income on impaired loans is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible.

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

Other Real Estate Owned

Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the fair value of the underlying property collateral, less estimated selling costs. This fair value becomes the new cost basis for the foreclosed asset. The initial write-down, if any, will be recorded as a charge off against the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed as incurred. Other real estate owned also includes bank premises formerly but no longer used for banking as well as property originally acquired for future expansion but no longer intended to be used for that purpose. Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred. Other real estate owned totaled $17 million and $18 million at December 31, 2014 and 2013, respectively.

Allowance for Unfunded Commitments

An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in other liabilities in the consolidated balance sheets. The determination of the appropriate level of the allowance is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the allowance for unfunded commitments are included in provision for credit losses in the consolidated statements of income. See Note 3 and Note 15 for additional information on the allowance for unfunded commitments.

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

Goodwill and Intangible Assets

Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 14 years for both 2014 and 2013). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.

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

The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the note interest rate. As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 4 for additional information on mortgage servicing rights.

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

The Corporation files a consolidated federal income tax return and separate or combined state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal or state losses or credits are offset by other subsidiaries that incur federal or state tax liabilities.

It is the Corporation’s policy to provide for uncertain tax positions as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2014 and 2013, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit was established or is required to pay amounts in excess of the liability established, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 12 for additional information on income taxes.

Derivative and Hedging Activities

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

Retirement Plans

The funded status of the plan is recognized as an asset or liability in the consolidated balance sheet, and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of fiscal year end. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Corporation monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated. See Note 11 for additional information on the Corporation’s retirement plans.

Stock-Based Compensation

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted common stock and restricted common stock units (collectively referred to as “restricted stock awards”) is their fair market value on the date of grant. The fair value of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income. See Note 10 for additional information on stock-based compensation.

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

Earnings Per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock awards, and outstanding stock warrants). See Notes 9 and 19 for additional information on earnings per share.

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

NOTE 2    INVESTMENT SECURITIES:

The amortized cost and fair values of securities available for sale and held to maturity were as follows.

December 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$—	$(1)	$998
Obligations of state and political subdivisions (municipal securities)	560,839	21,869	(29)	582,679
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,700,103	61,236	(30,550)	3,730,789
Private-label	2,297	7	(10)	2,294
GSE commercial mortgage-related securities	1,097,913	1,922	(25,942)	1,073,893
Other securities (debt and equity)	6,108	51	—	6,159

Total investment securities available for sale	$5,368,259	$85,085	$(56,532)	$5,396,812

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$404,455	$9,444	$(832)	$413,067

Total investment securities held to maturity	$404,455	$9,444	$(832)	$413,067

December 31, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,001	$1	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	653,758	23,855	(1,533)	676,080
Residential mortgage-related securities:
GSE	3,855,467	61,542	(78,579)	3,838,430
Private-label	3,035	16	(37)	3,014
GSE commercial mortgage-related securities	673,555	1,764	(27,842)	647,477
Asset-backed securities(1)	23,049	10	—	23,059
Other securities (debt and equity)	60,711	855	(43)	61,523

Total investment securities available for sale	$5,270,576	$88,043	$(108,034)	$5,250,585

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$175,210	$401	$(5,722)	$169,889

Total investment securities held to maturity	$175,210	$401	$(5,722)	$169,889

(1)	The asset-backed securities position is largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.

The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2014, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$33,912	$34,122	$—	$—
Due after one year through five years	232,210	243,009	2,264	2,285
Due after five years through ten years	295,663	306,319	120,085	121,721
Due after ten years	6,143	6,336	282,106	289,061

Total debt securities	567,928	589,786	404,455	413,067
Residential mortgage-related securities:
GSE	3,700,103	3,730,789	—	—
Private-label	2,297	2,294	—	—
GSE commercial mortgage-related securities	1,097,913	1,073,893	—	—
Equity securities	18	50	—	—

Total investment securities	$5,368,259	$5,396,812	$404,455	$413,067

Ratio of Fair Value to Amortized Cost		100.5%		102.1%

For 2014, net investment securities gains were primarily attributable to gains on sales of debt securities. Net investment securities gains for 2013 were primarily attributable to gains on sales of municipal and debt securities, while for 2012, net investment securities gains were primarily attributable to gains on sales of equity, mortgage-related, and trust preferred debt securities.

Total proceeds and gross realized gains and losses from sales and write-downs of investment securities (with other-than-temporary write-downs on securities included in gross losses) for each of the three years ended December 31 were as follows.

	2014	2013	2012
	($ in Thousands)
Gross gains	$1,184	$637	$4,481
Gross losses	(690)	(73)	(220)

Investment securities gains, net	$494	$564	$4,261
Proceeds from sales of investment securities	102,011	136,152	299,782

Pledged securities with a carrying value of approximately $2.8 billion and $2.9 billion at December 31, 2014, and December 31, 2013, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less than 12 months			12 months or more			Total

December 31, 2014	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	1	(1)	998		—	—	(1)	998
Obligations of state and political subdivisions (municipal securities)	6	$(9)	$3,374	6	$(20)	$2,133	$(29)	$5,507
Residential mortgage-related securities:
GSE	16	(1,404)	333,713	56	(29,146)	1,256,533	(30,550)	1,590,246
Private-label	1	(9)	1,772	2	(1)	27	(10)	1,799
GSE commercial mortgage-related securities	9	(1,766)	329,982	20	(24,176)	460,425	(25,942)	790,407

Total		$(3,189)	$669,839		$(53,343)	$1,719,118	$(56,532)	$2,388,957

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	74	$(216)	$31,924	85	$(616)	$38,915	$(832)	$70,839

Total		$(216)	$31,924		$(616)	$38,915	$(832)	$70,839

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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at December 31, 2014, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to private-label residential mortgage-related securities as well as residential mortgage-related securities issued by government sponsored enterprises such as the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage related securities relate to securities issued by GNMA. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The improvement in the unrealized loss position of the investment securities portfolio was due to a reduction in the overall level of interest rates for 2014, as well as spread compression on mortgage-related and municipal securities, which increased the fair value of investment securities.

The following is a summary of the credit loss portion of other-than-temporary impairment recognized in earnings on debt securities during 2013 and 2014.

	Private-label Mortgage-Related Securities	Trust Preferred Debt Securities	Total

	$ in Thousands
Balance of credit-related other-than-temporary impairment at December 31, 2012	$(532)	$(6,336)	$(6,868)
Reduction due to credit impaired securities sold	532	57	589

Balance of credit-related other-than-temporary impairment at December 31, 2013	$—	$(6,279)	$(6,279)
Reduction due to credit impaired securities sold or abandoned	—	6,279	6,279

Balance of credit-related other-than-temporary impairment at December 31, 2014	$—	$—	$—

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013.

	Less than 12 months			12 months or more			Total
December 31, 2013	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)

Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	113	$(1,525)	$47,044	1	$(8)	$273	$(1,533)	$47,317
Residential mortgage-related securities:
GSE	106	(57,393)	1,887,784	15	(21,186)	421,082	(78,579)	2,308,866
Private-label	2	(37)	2,105	1	—	35	(37)	2,140
GSE commercial mortgage-related securities	19	(23,854)	443,462	1	(3,988)	45,950	(27,842)	489,412
Other securities (debt)	5	(43)	6,452	—	—	—	(43)	6,452

Total		$(82,852)	$2,386,847		$(25,182)	$467,340	$(108,034)	$2,854,187

Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	298	$(5,339)	$124,435	10	$(383)	$5,010	$(5,722)	$129,445

Total		$(5,339)	$124,435		$(383)	$5,010	$(5,722)	$129,445

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At December 31, 2014, and 2013, the Corporation had FHLB stock of $118 million and $110 million, respectively. The Corporation had Federal Reserve Bank stock of $71 million and $71 million at December 31, 2014 and 2013, respectively.

NOTE 3    LOANS:

Loans at December 31 are summarized below.

	2014	2013
	($ in Thousands)
Commercial and industrial	$5,905,902	$4,822,680
Commercial real estate — owner occupied	1,007,937	1,114,715
Lease financing	51,529	55,483

Commercial and business lending	6,965,368	5,992,878
Commercial real estate — investor	3,056,485	2,939,456
Real estate construction	1,008,956	896,248

Commercial real estate lending	4,065,441	3,835,704

Total commercial	11,030,809	9,828,582
Home equity	1,636,058	1,825,014
Installment and credit cards	454,219	407,074
Residential mortgage	4,472,760	3,835,591

Total consumer	6,563,037	6,067,679

Total loans	$17,593,846	$15,896,261

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below.

2014
($ in Thousands)
Balance at beginning of year	$38,639
New loans	52,703
Repayments	(16,922)

Balance at end of year	$74,420

A summary of the changes in the allowance for credit losses for the years indicated was as follows.

	2014	2013	2012
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of year	$268,315	$297,409	$378,151
Provision for loan losses	13,000	10,000	3,000
Charge offs	(44,096)	(88,061)	(117,046)
Recoveries	29,083	48,967	33,304

Net charge offs	(15,013)	(39,094)	(83,742)

Balance at end of year	$266,302	$268,315	$297,409

Allowance for Unfunded Commitments:
Balance at beginning of year	$21,900	$21,800	$14,700
Provision for unfunded commitments	3,000	100	7,100

Balance at end of year	$24,900	$21,900	$21,800

Allowance for Credit Losses	$291,202	$290,215	$319,209

The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy for the allowance for loan losses and the allowance for unfunded commitments. See Note 15 for additional information on the allowance for unfunded commitments.

A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total

Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315
Provision for loan losses	14,767	(1,296)	35	(17,290)	(1,277)	7,087	6,279	4,695	13,000
Charge offs	(14,633)	(3,476)	(39)	(4,529)	(1,958)	(12,332)	(2,876)	(4,253)	(44,096)
Recoveries	11,390	1,806	7	9,996	816	3,408	616	1,044	29,083

Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$13,615	$1,490	$574	$1,649	$328	$11	$—	$199	$17,866
Ending balance impaired loans collectively evaluated for impairment	$2,852	$1,731	$—	$1,938	$767	$13,004	$308	$11,965	$32,565

Total impaired loans	$16,467	$3,221	$574	$3,587	$1,095	$13,015	$308	$12,164	$50,431
Ending balance all other loans collectively evaluated for impairment	$99,558	$13,289	$1,036	$42,746	$19,904	$17,344	$6,127	$15,867	$215,871

Total	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302

Loans:
Ending balance impaired loans individually evaluated for impairment	$45,118	$20,731	$1,801	$19,683	$3,776	$962	$—	$9,751	$101,822
Ending balance impaired loans collectively evaluated for impairment	$38,437	$15,548	$—	$26,129	$2,350	$30,845	$1,587	$58,911	$173,807

Total impaired loans	$83,555	$36,279	$1,801	$45,812	$6,126	$31,807	$1,587	$68,662	$275,629
Ending balance all other loans collectively evaluated for impairment	$5,822,347	$971,658	$49,728	$3,010,673	$1,002,830	$1,604,251	$452,632	$4,404,098	$17,318,217

Total	$5,905,902	$1,007,937	$51,529	$3,056,485	$1,008,956	$1,636,058	$454,219	$4,472,760	$17,593,846

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2013, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment	Residential mortgage	Total

Balance at Dec 31, 2012	$97,852	$27,389	$3,024	$63,181	$20,741	$56,826	$4,299	$24,097	$297,409
Provision for loan losses	12,930	(1,778)	(1,429)	(2,140)	541	(8,213)	(2,127)	12,216	10,000
Charge offs	(35,146)	(6,474)	(206)	(9,846)	(3,375)	(20,629)	(1,389)	(10,996)	(88,061)
Recoveries	28,865	339	218	6,961	5,511	4,212	1,633	1,228	48,967

Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,994	$1,019	$—	$3,932	$254	$123	$—	$315	$13,637
Ending balance impaired loans collectively evaluated for impairment	$3,923	$1,936	$29	$3,963	$2,162	$13,866	$487	$11,872	$38,238

Total impaired loans	$11,917	$2,955	$29	$7,895	$2,416	$13,989	$487	$12,187	$51,875
Ending balance all other loans collectively evaluated for impairment	$92,584	$16,521	$1,578	$50,261	$21,002	$18,207	$1,929	$14,358	$216,440

Total	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315

Loans:
Ending balance impaired loans individually evaluated for impairment	$29,343	$24,744	$—	$32,367	$3,777	$929	$—	$10,526	$101,686
Ending balance impaired loans collectively evaluated for impairment	$40,893	$17,929	$69	$50,175	$6,483	$33,871	$1,360	$56,947	$207,727

Total impaired loans	$70,236	$42,673	$69	$82,542	$10,260	$34,800	$1,360	$67,473	$309,413
Ending balance all other loans collectively evaluated for impairment	$4,752,444	$1,072,042	$55,414	$2,856,914	$885,988	$1,790,214	$405,714	$3,768,118	$15,586,848

Total	$4,822,680	$1,114,715	$55,483	$2,939,456	$896,248	$1,825,014	$407,074	$3,835,591	$15,896,261

The following table presents commercial loans by credit quality indicator at December 31, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total

	($ Thousands)
Commercial and industrial	$5,594,497	$119,328	108,522	$83,555	$5,905,902
Commercial real estate — owner occupied	904,526	18,437	48,695	36,279	1,007,937
Lease financing	46,931	88	2,709	1,801	51,529

Commercial and business lending	6,545,954	137,853	159,926	121,635	6,965,368
Commercial real estate — investor	2,974,493	12,137	24,043	45,812	3,056,485
Real estate construction	998,972	2,082	1,776	6,126	1,008,956

Commercial real estate lending	3,973,465	14,219	25,819	51,938	4,065,441

Total commercial	$10,519,419	$152,072	$185,745	$173,573	$11,030,809

The following table presents commercial loans by credit quality indicator at December 31, 2013.

	Pass	Special Mention	Potential Problem	Impaired	Total

	($ Thousands)
Commercial and industrial	$4,485,160	$153,615	113,669	$70,236	$4,822,680
Commercial real estate — owner occupied	959,849	55,404	56,789	42,673	1,114,715
Lease financing	52,733	897	1,784	69	55,483

Commercial and business lending	5,497,742	209,916	172,242	112,978	5,992,878
Commercial real estate — investor	2,740,255	64,230	52,429	82,542	2,939,456
Real estate construction	877,911	2,814	5,263	10,260	896,248

Commercial real estate lending	3,618,166	67,044	57,692	92,802	3,835,704

Total commercial	$9,115,908	$276,960	$229,934	$205,780	$9,828,582

The following table presents consumer loans by credit quality indicator at December 31, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total

	($ Thousands)
Home equity	$1,592,788	$10,583	880	$31,807	$1,636,058
Installment and credit cards	450,698	1,932	2	1,587	454,219
Residential mortgage	4,397,271	3,046	3,781	68,662	4,472,760

Total consumer	$6,440,757	$15,561	$4,663	$102,056	$6,563,037

The following table presents consumer loans by credit quality indicator at December 31, 2013.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total

	($ Thousands)
Home equity	$1,777,421	$10,680	2,113	$34,800	$1,825,014
Installment	404,514	1,150	50	1,360	407,074
Residential mortgage	3,758,688	6,118	3,312	67,473	3,835,591

Total consumer	$5,940,623	$17,948	$5,475	$103,633	$6,067,679

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies.

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

The following table presents loans by past due status at December 31, 2014.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due*	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$4,466	$10,281	$254	$15,001	$5,841,238	$5,856,239
Commercial real estate — owner occupied	8,429	2,199	—	10,628	971,484	982,112
Lease financing	—	—	—	—	49,728	49,728

Commercial and business lending	12,895	12,480	254	25,629	6,862,450	6,888,079
Commercial real estate — investor	712	496	—	1,208	3,032,592	3,033,800
Real estate construction	951	33	—	984	1,002,573	1,003,557

Commercial real estate lending	1,663	529	—	2,192	4,035,165	4,037,357

Total commercial	14,558	13,009	254	27,821	10,897,615	10,925,436
Home equity	8,037	2,546	52	10,635	1,603,682	1,614,317
Installment and credit cards	1,186	746	1,317	3,249	450,357	453,606
Residential mortgage	2,840	206	—	3,046	4,420,028	4,423,074

Total consumer	12,063	3,498	1,369	16,930	6,474,067	6,490,997

Total accruing loans	$26,621	$16,507	$1,623	$44,751	$17,371,682	$17,416,433

Nonaccrual loans
Commercial and industrial	$872	$627	$10,154	$11,653	$38,010	$49,663
Commercial real estate — owner occupied	3,197	41	8,596	11,834	13,991	25,825
Lease financing	—	—	513	513	1,288	1,801

Commercial and business lending	4,069	668	19,263	24,000	53,289	77,289
Commercial real estate — investor	1,857	459	12,765	15,081	7,604	22,685
Real estate construction	87	73	798	958	4,441	5,399

Commercial real estate lending	1,944	532	13,563	16,039	12,045	28,084

Total commercial	6,013	1,200	32,826	40,039	65,334	105,373
Home equity	1,615	2,306	10,602	14,523	7,218	21,741
Installment and credit cards	96	39	141	276	337	613
Residential mortgage	5,028	2,653	19,730	27,411	22,275	49,686

Total consumer	6,739	4,998	30,473	42,210	29,830	72,040

Total nonaccrual loans**	$12,752	$6,198	$63,299	$82,249	$95,164	$177,413

Total loans
Commercial and industrial	$5,338	$10,908	$10,408	$26,654	$5,879,248	$5,905,902
Commercial real estate — owner occupied	11,626	2,240	8,596	22,462	985,475	1,007,937
Lease financing	—	—	513	513	51,016	51,529

Commercial and business lending	16,964	13,148	19,517	49,629	6,915,739	6,965,368
Commercial real estate — investor	2,569	955	12,765	16,289	3,040,196	3,056,485
Real estate construction	1,038	106	798	1,942	1,007,014	1,008,956

Commercial real estate lending	3,607	1,061	13,563	18,231	4,047,210	4,065,441

Total commercial	20,571	14,209	33,080	67,860	10,962,949	11,030,809
Home equity	9,652	4,852	10,654	25,158	1,610,900	1,636,058
Installment and credit cards	1,282	785	1,458	3,525	450,694	454,219
Residential mortgage	7,868	2,859	19,730	30,457	4,442,303	4,472,760

Total consumer	18,802	8,496	31,842	59,140	6,503,897	6,563,037

Total loans	$39,373	$22,705	$64,922	$127,000	$17,466,846	$17,593,846

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2014 (the same as the reported balances for the accruing loans noted above).

**	The percent of nonaccrual loans which are current was 54% at December 31, 2014.

The following table presents loans by past due status at December 31, 2013.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due*	Total Past Due	Current	Total

	($ in Thousands)
Accruing loans
Commercial and industrial	$3,390	$3,436	$1,199	$8,025	$4,776,936	$4,784,961
Commercial real estate — owner occupied	1,015	2,091	—	3,106	1,081,945	1,085,051
Lease financing	—	—	—	—	55,414	55,414

Commercial and business lending	4,405	5,527	1,199	11,131	5,914,295	5,925,426
Commercial real estate — investor	9,081	14,134	—	23,215	2,878,645	2,901,860
Real estate construction	836	1,118	—	1,954	887,827	889,781

Commercial real estate lending	9,917	15,252	—	25,169	3,766,472	3,791,641

Total commercial	14,322	20,779	1,199	36,300	9,680,767	9,717,067
Home equity	8,611	2,069	346	11,026	1,788,821	1,799,847
Installment	885	265	637	1,787	404,173	405,960
Residential mortgage	5,253	865	168	6,286	3,781,673	3,787,959

Total consumer	14,749	3,199	1,151	19,099	5,974,667	5,993,766

Total accruing loans	$29,071	$23,978	$2,350	$55,399	$15,655,434	$15,710,833

Nonaccrual loans
Commercial and industrial	$998	$1,764	$9,765	$12,527	$25,192	$37,719
Commercial real estate — owner occupied	2,482	1,724	11,125	15,331	14,333	29,664
Lease financing	—	—	69	69	—	69

Commercial and business lending	3,480	3,488	20,959	27,927	39,525	67,452
Commercial real estate — investor	3,408	899	20,466	24,773	12,823	37,596
Real estate construction	2,376	—	2,267	4,643	1,824	6,467

Commercial real estate lending	5,784	899	22,733	29,416	14,647	44,063

Total commercial	9,264	4,387	43,692	57,343	54,172	111,515
Home equity	1,725	1,635	14,331	17,691	7,476	25,167
Installment	129	24	289	442	672	1,114
Residential mortgage	3,199	3,257	26,201	32,657	14,975	47,632

Total consumer	5,053	4,916	40,821	50,790	23,123	73,913

Total nonaccrual loans**	$14,317	$9,303	$84,513	$108,133	$77,295	$185,428

Total loans
Commercial and industrial	$4,388	$5,200	$10,964	$20,552	$4,802,128	$4,822,680
Commercial real estate — owner occupied	3,497	3,815	11,125	18,437	1,096,278	1,114,715
Lease financing	—	—	69	69	55,414	55,483

Commercial and business lending	7,885	9,015	22,158	39,058	5,953,820	5,992,878
Commercial real estate — investor	12,489	15,033	20,466	47,988	2,891,468	2,939,456
Real estate construction	3,212	1,118	2,267	6,597	889,651	896,248

Commercial real estate lending	15,701	16,151	22,733	54,585	3,781,119	3,835,704

Total commercial	23,586	25,166	44,891	93,643	9,734,939	9,828,582
Home equity	10,336	3,704	14,677	28,717	1,796,297	1,825,014
Installment	1,014	289	926	2,229	404,845	407,074
Residential mortgage	8,452	4,122	26,369	38,943	3,796,648	3,835,591

Total consumer	19,802	8,115	41,972	69,889	5,997,790	6,067,679

Total loans	$43,388	$33,281	$86,863	$163,532	$15,732,729	$15,896,261

*	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2013 (the same as the reported balances for the accruing loans noted above).

**	The percent of nonaccrual loans which are current was 42% at December 31, 2013.

The following table presents impaired loans at December 31, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*

	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$76,433	$80,414	$16,467	$80,004	$3,139
Commercial real estate — owner occupied	19,839	21,807	3,221	20,878	681
Lease financing	1,801	1,801	574	2,009	—

Commercial and business lending	98,073	104,022	20,262	102,891	3,820
Commercial real estate — investor	36,841	40,869	3,587	38,657	1,250
Real estate construction	3,043	5,910	1,095	3,818	105

Commercial real estate lending	39,884	46,779	4,682	42,475	1,355

Total commercial	137,957	150,801	24,944	145,366	5,175
Home equity	31,021	34,727	13,015	32,375	1,510
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	61,601	65,863	12,164	62,742	2,054

Total consumer	94,209	102,385	25,487	96,853	3,622

Total loans	$232,166	$253,186	$50,431	$242,219	$8,797

Loans with no related allowance
Commercial and industrial	$7,122	$12,634	$—	$8,851	$82
Commercial real estate — owner occupied	16,440	19,019	—	17,970	219
Lease financing	—	—	—	—	—

Commercial and business lending	23,562	31,653	—	26,821	301
Commercial real estate — investor	8,971	14,036	—	10,014	133
Real estate construction	3,083	3,815	—	3,241	—

Commercial real estate lending	12,054	17,851	—	13,255	133

Total commercial	35,616	49,504	—	40,076	434
Home equity	786	806	—	851	18
Installment and credit cards	—	—	—	—	—
Residential mortgage	7,061	7,315	—	7,224	135

Total consumer	7,847	8,121	—	8,075	153

Total loans	$43,463	$57,625	$—	$48,151	$587

Total
Commercial and industrial	$83,555	$93,048	$16,467	$88,855	$3,221
Commercial real estate — owner occupied	36,279	40,826	3,221	38,848	900
Lease financing	1,801	1,801	574	2,009	—

Commercial and business lending	121,635	135,675	20,262	129,712	4,121
Commercial real estate — investor	45,812	54,905	3,587	48,671	1,383
Real estate construction	6,126	9,725	1,095	7,059	105

Commercial real estate lending	51,938	64,630	4,682	55,730	1,488

Total commercial	173,573	200,305	24,944	185,442	5,609
Home equity	31,807	35,533	13,015	33,226	1,528
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	68,662	73,178	12,164	69,966	2,189

Total consumer	102,056	110,506	25,487	104,928	3,775

Total loans**	$275,629	$310,811	$50,431	$290,370	$9,384

*	Interest income recognized included $5 million of interest income recognized on accruing restructured loans for the year ended December 31, 2014.

**	The implied fair value of all the impaired loans at December 31, 2014, was recorded as 72% of their unpaid principal balance. This fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

The following table presents impaired loans at December 31, 2013.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,857	$65,443	$11,917	$61,000	$1,741
Commercial real estate — owner occupied	22,651	25,072	2,955	24,549	995
Lease financing	69	69	29	76	—

Commercial and business lending	80,577	90,584	14,901	85,625	2,736
Commercial real estate — investor	64,647	68,228	7,895	68,776	2,735
Real estate construction	8,815	12,535	2,416	9,796	236

Commercial real estate lending	73,462	80,763	10,311	78,572	2,971

Total commercial	154,039	171,347	25,212	164,197	5,707
Home equity	34,707	40,344	13,989	36,623	1,518
Installment	1,360	1,676	487	1,753	100
Residential mortgage	60,157	69,699	12,187	62,211	1,861

Total consumer	96,224	111,719	26,663	100,587	3,479

Total loans	$250,263	$283,066	$51,875	$264,784	$9,186

Loans with no related allowance
Commercial and industrial	$12,379	$19,556	$—	$14,291	$306
Commercial real estate — owner occupied	20,022	22,831	—	20,602	315

Commercial and business lending	32,401	42,387	—	34,893	621
Commercial real estate — investor	17,895	25,449	—	19,354	130
Real estate construction	1,445	1,853	—	1,576	13

Commercial real estate lending	19,340	27,302	—	20,930	143

Total commercial	51,741	69,689	—	55,823	764
Home equity	93	92	—	94	2
Installment	—	—	—	—	—
Residential mortgage	7,316	8,847	—	7,321	185

Total consumer	7,409	8,939	—	7,415	187

Total loans	$59,150	$78,628	$—	$63,238	$951

Total
Commercial and industrial	$70,236	$84,999	$11,917	$75,291	$2,047
Commercial real estate — owner occupied	42,673	47,903	2,955	45,151	1,310
Lease financing	69	69	29	76	—

Commercial and business lending	112,978	132,971	14,901	120,518	3,357
Commercial real estate — investor	82,542	93,677	7,895	88,130	2,865
Real estate construction	10,260	14,388	2,416	11,372	249

Commercial real estate lending	92,802	108,065	10,311	99,502	3,114

Total commercial	205,780	241,036	25,212	220,020	6,471
Home equity	34,800	40,436	13,989	36,717	1,520
Installment	1,360	1,676	487	1,753	100
Residential mortgage	67,473	78,546	12,187	69,532	2,046

Total consumer	103,633	120,658	26,663	108,002	3,666

Total loans**	$309,413	$361,694	$51,875	$328,022	$10,137

*	Interest income recognized included $6 million of interest income recognized on accruing restructured loans for the year ended December 31, 2013.

**	The implied fair value of all the impaired loans at December 31, 2013, was recorded as 71% of their unpaid principal balance. This fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

Troubled Debt Restructurings (“Restructured Loans”):

Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 for the Corporation’s accounting policy for troubled debt restructurings. As of December 31, 2014, there was approximately $11 million of commitments to lend additional funds to borrowers with restructured loans. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	December 31, 2014		December 31, 2013		December 31, 2012
	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*
	($ in Thousands)
Commercial and industrial	$33,892	$3,260	$32,517	$6,900	$28,140	$12,496
Commercial real estate — owner occupied	10,454	5,656	13,009	10,999	13,852	11,514
Commercial real estate — investor	23,127	15,216	44,946	18,069	41,660	25,221
Real estate construction	727	2,438	3,793	2,065	4,530	6,798
Home equity	10,066	7,518	9,633	5,419	9,968	6,698
Installment and credit cards	974	199	246	451	653	674
Residential mortgage	18,976	23,369	19,841	15,682	22,284	17,189

	$98,216	$57,656	$123,985	$59,585	$121,087	$80,590

*	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2014, 2013 and 2012, respectively, and the recorded investment and unpaid principal balance as of December 31, 2014, 2013 and 2012, respectively.

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)
	($ in Thousands)
Commercial and industrial	15	$7,681	$7,711	48	$11,833	$14,543	85	$12,827	$15,834
Commercial real estate — owner occupied	4	1,465	1,625	12	8,823	9,035	27	11,978	12,766
Commercial real estate — investor	6	6,097	6,521	25	26,480	28,516	25	12,379	13,569
Real estate construction	2	15	15	9	1,822	1,961	31	2,955	3,549
Home equity	132	5,267	5,687	88	4,642	4,958	111	4,870	6,143
Installment and credit cards	2	24	26	3	193	200	13	298	302
Residential mortgage	148	18,321	19,075	93	10,259	12,106	121	14,292	16,787

	309	$38,870	$40,660	278	$64,052	$71,319	413	$59,599	$68,950

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2014, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the year ended December 31, 2014.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the years ended December 31, 2014, 2013, and 2012, respectively, as well as the recorded investment in these restructured loans as of December 31, 2014, 2013, and 2012, respectively.

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	1	$52	15	$1,493	16	$1,736
Commercial real estate — owner occupied	3	785	4	542	10	4,729
Commercial real estate — investor	13	6,200	4	1,784	13	10,854
Real estate construction	1	160	4	80	5	1,695
Home equity	60	2,174	14	1,220	14	2,049
Installment and credit cards	3	34	—	—	1	12
Residential mortgage	74	9,660	23	4,137	10	1,499

	155	$19,065	64	$9,256	69	$22,574

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

The Corporation conducted its annual impairment testing in May 2014, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ Bank Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no impairment charges recorded in 2014 or 2013.

At December 31, 2014, the Corporation had goodwill of $929 million. There was no change in the carrying amount of goodwill for the years ended December 31, 2014, 2013 or 2012.

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

	2014	2013	2012
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$36,230	$41,831
Accumulated amortization	(34,433)	(31,565)	(34,044)

Net book value	$1,797	$4,665	$7,787

Amortization during the year	$2,868	$3,122	$3,229
Other intangibles:
Gross carrying amount	$19,283	$19,283	$19,283
Accumulated amortization	(13,643)	(12,764)	(11,843)

Net book value	$5,640	$6,519	$7,440

Amortization during the year	$879	$921	$966

The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. See Note 1 for the Corporation’s accounting policy for mortgage servicing rights. See Note 15 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 17 which further discusses fair value measurement relative to the mortgage servicing rights asset.

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	2014	2013	2012
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$64,193	$61,425	$75,855
Additions	8,253	18,256	23,528
Amortization	(11,067)	(15,488)	(23,348)
Other-than-temporary impairment	—	—	(14,610)

Mortgage servicing rights at end of year	$61,379	$64,193	$61,425

Valuation allowance at beginning of year	(913)	(15,476)	(27,703)
(Additions) recoveries, net	(321)	14,563	(2,383)
Other-than-temporary impairment	—	—	14,610

Valuation allowance at end of year	(1,234)	(913)	(15,476)

Mortgage servicing rights, net	$60,145	$63,280	$45,949

Fair value of mortgage servicing rights	$66,342	$74,444	$45,949
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,999,294	$8,084,000	$7,453,000
Mortgage servicing rights, net to servicing portfolio	0.75%	0.78%	0.62%
Mortgage servicing rights expense(1)	$11,388	$925	$25,731

1)	Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2014. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2015	$1,404	$839	$10,733
2016	281	803	8,787
2017	112	770	7,184
2018	—	740	5,895
2019	—	441	4,860
Beyond 2019	—	2,047	23,920

Total Estimated Amortization Expense	$1,797	$5,640	$61,379

NOTE 5    PREMISES AND EQUIPMENT:

See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31 was as follows.

	Estimated Useful Lives	2014			2013
		Cost	Accumulated Depreciation	Net Book Value	Net Book Value
		($ in Thousands)
Land	—	$52,790	$—	$52,790	$50,668
Land improvements	3 – 15 years	10,903	4,295	6,608	6,490
Buildings	5 – 39 years	255,623	115,921	139,702	130,772
Computers	3 – 5 years	35,929	28,411	7,518	10,397
Furniture, fixtures and other equipment	3 – 15 years	161,008	105,261	55,747	58,259
Leasehold improvements	5 – 30 years	33,930	21,607	12,323	14,304

Total premises and equipment		$550,183	$275,495	$274,688	$270,890

Depreciation and amortization of premises and equipment totaled $34 million in 2014, $33 million in 2013, and $30 million in 2012.

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

($ in Thousands)
2015	$10,477
2016	11,099
2017	9,962
2018	8,749
2019	8,390
Thereafter	25,668

Total	$74,345

Total rental expense under leases, net of sublease income, totaled $12 million in 2014, $14 million in 2013, and $15 million in 2012, respectively.

NOTE 6    DEPOSITS:

The distribution of deposits at December 31 was as follows.

	2014	2013
	($ in Thousands)
Noninterest-bearing demand deposits	$4,505,272	$4,626,312
Savings deposits	1,235,277	1,159,512
Interest-bearing demand deposits	3,126,854	2,889,705
Money market deposits	8,324,646	6,906,442
Brokered certificates of deposit	42,556	50,450
Other time deposits	1,528,899	1,634,746

Total deposits	$18,763,504	$17,267,167

Time deposits of $100,000 or more were $457 million and $478 million at December 31, 2014 and 2013, respectively.

Aggregate annual maturities of all time deposits at December 31, 2014, are as follows.

Maturities During Year Ending December 31,	($ in Thousands)
2015	$965,283
2016	225,200
2017	152,002
2018	103,893
2019	119,413
Thereafter	5,664

Total	$1,571,455

NOTE 7    SHORT-TERM FUNDING:

Short-term funding at December 31 was as follows.

	2014	2013
	($ in Thousands)
Federal funds purchased	$109,770	$56,195
Securities sold under agreements to repurchase	384,221	419,247

Federal funds purchased and securities sold under agreements to repurchase	493,991	475,442
FHLB advances	500,000	200,000
Commercial paper	74,297	65,484

Other short-term funding	574,297	265,484

Total short-term funding	$1,068,288	$740,926

Short-term funding includes funding with original contractual maturities of one year or less. The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies.

NOTE 8    LONG-TERM FUNDING:

The components of long-term funding (funding with original contractual maturities greater than one year) at December 31 were as follows.

	2014	2013
	($ in Thousands)
FHLB advances	$3,000,260	$2,500,297
Senior notes, at par	680,000	585,000
Subordinated notes, at par	250,000	—
Other long-term funding and capitalized costs	(143)	1,970

Total long-term funding	$3,930,117	$3,087,267

FHLB advances:  At December 31, 2014, the long-term FHLB advances had a weighted average interest rate of 0.11%, compared to 0.10% at December 31, 2013. During the fourth quarter of 2014, the Corporation executed $500 million of five year, variable rate FHLB advances that can be repaid, at our option, without penalty, while during the fourth quarter of 2013, the Corporation executed $2.5 billion of five year, variable rate FHLB advances that can be repaid, at our option, without penalty. The FHLB advances are indexed to the FHLB discount note and reprice at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.

2011 Senior Notes:  In March 2011, the Corporation issued $300 million of senior notes due March 2016, and callable February 2016, with a 5.125% fixed coupon at a discount. In September 2011, the Corporation “re-opened” the offering and issued an additional $130 million of the same notes at a premium.

2012 Senior Notes:  In September 2012, the Corporation issued $155 million of senior notes, due March 2014, and callable February 2014. These notes were called and redeemed in February 2014.

2014 Senior Notes:  In November 2014, the Corporation issued $250 million of senior notes, due November 2019, and callable October 2019. The senior notes have a fixed coupon interest rate of 2.75% and were issued at a discount.

2014 Subordinated Notes:  In November 2014, the Corporation issued $250 million of 10-year subordinated notes, due January 2025, and callable October 2024. The subordinated notes have a fixed coupon interest rate of 4.25% and were issued at a discount.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2014.

Year	($ in Thousands)
2015	$—
2016	431,205
2017	47
2018	2,500,000
2019	749,556
Thereafter	249,309

Total long-term funding	$3,930,117

Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances. At December 31, 2014, the Corporation had $4.7 billion of total collateral capacity supported by residential mortgage and home equity loans. Total short-term and long-term FHLB advances outstanding at December 31, 2014, was $3.5 billion.

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

On July 23, 2013, the Board of Directors authorized the purchase of up to $10 million of the Corporation’s Series B Preferred Stock. During 2014, the Corporation repurchased approximately 88,000 depositary shares for $2.5 million, while during 2013 the Corporation repurchased approximately 58,000 depositary shares for $1.6 million. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on the depositary shares purchased during the fourth quarter of 2014.

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

Subsidiary Equity:  At December 31, 2014, subsidiary equity equaled $3.1 billion. See Note 18 for additional information on regulatory requirements for the Bank.

Stock Repurchases:  The Board of Directors authorized the repurchase of up to $360 million of common stock during 2013 and 2014. During 2014, the Corporation repurchased 14.3 million shares for $259 million (or an average cost per common share of $18.12), of which, approximately 8.5 million shares were returned to authorized but unissued shares and the remaining were added to treasury stock. During 2013, the Corporation repurchased 7.7 million shares for $120 million (or an average cost per common share of $15.57), all of which were added to treasury stock. The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation totaling approximately $4 million (225,000 shares at an average cost per common share of $16.50) during 2014 compared to repurchases of shares for minimum tax withholding settlements on equity compensation totaling approximately $3 million (239,000 shares at an average cost per common share of $14.00) for 2013. At December 31, 2014 the Corporation had approximately $76 million remaining under repurchase authorization previously approved by the Board of Directors. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on the common stock purchased during the fourth quarter of 2014. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

Other Comprehensive Income:  See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income and see Note 21 for a summary of the components of accumulated other comprehensive income (loss).

NOTE 10    STOCK-BASED COMPENSATION:

At December 31, 2014, the Corporation had one stock-based compensation plan, the 2013 Incentive Compensation Plan. All stock options granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date.

The Corporation also issues restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”) under this plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement. The plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirement meets the early retirement or normal retirement definitions under the plan (“retirement eligible colleagues”).

Stock-Based Compensation Plan:

In March 2013, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2013 Incentive Compensation Plan (“2013 Plan”). Under the 2013 Plan, options are generally exercisable up to 10 years from the date of grant and vest ratably over four years, while service-based restricted stock awards vest ratably over four years and performance-based restricted stock awards vest over the three year performance period. As of December 31, 2014, approximately 15 million shares remained available for grant under the 2013 Plan.

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

Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2014, 2013 and 2012.

	2014	2013	2012
Dividend yield	2.00%	2.00%	2.00%
Risk-free interest rate	2.00%	0.99%	1.20%
Weighted average expected volatility	20.00%	34.35%	48.94%
Weighted average expected life	6 years	6 years	6 years
Weighted average per share fair value of options	$3.00	$3.80	$5.03

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

A summary of the Corporation’s stock option activity for 2014, 2013, and 2012, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2011	7,055,274	$21.99
Granted	3,060,519	12.97
Exercised	(11,120)	13.16
Forfeited or expired	(1,464,115)	21.56

Outstanding at December 31, 2012	8,640,558	$18.88	6.40	$570

Options exercisable at December 31, 2012	4,603,963	$23.80	4.37	$43

Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	$14.02
Exercised	(642,202)	$13.43
Forfeited or expired	(985,092)	$21.49

Outstanding at December 31, 2013	8,034,243	$18.37	6.03	$20,838

Options exercisable at December 31, 2013	4,923,720	$21.48	4.62	$8,580

Outstanding at December 31, 2013	8,034,243	18.37
Granted	1,389,452	17.45
Exercised	(933,143)	13.77
Forfeited or expired	(643,214)	23.50

Outstanding at December 31, 2014	7,847,338	$18.34	5.79	$23,986

Options exercisable at December 31, 2014	5,076,676	$19.96	4.41	$14,953

The following table summarizes information about the Corporation’s stock options outstanding at December 31, 2014.

	Options Outstanding	Weighted Average Exercise Price	Remaining Life (Years)	Options Exercisable	Weighted Average Exercise Price
Range of Exercise Prices:
$10.01 — $15.00	4,206,026	13.46	6.82	2,767,037	13.46
$15.01 — $20.00	1,856,041	17.45	7.58	524,368	17.48
$20.01 — $25.00	523,476	24.89	2.76	523,476	24.89
$25.01 — $30.00	10,500	27.72	2.47	10,500	27.72
Over $30.00	1,251,295	33.24	0.97	1,251,295	33.24

Total	7,847,338	$18.34	5.79	5,076,676	$19.96

The following table summarizes information about the Corporation’s nonvested stock option activity for 2014, 2013, and 2012.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	2,431,339	$5.11
Granted	3,060,519	5.03
Vested	(1,097,571)	4.88
Forfeited	(357,692)	5.12

Nonvested at December 31, 2012	4,036,595	$5.11

Granted	1,020,979	3.80
Vested	(1,680,981)	5.10
Forfeited	(266,070)	5.05

Nonvested at December 31, 2013	3,110,523	$4.69

Granted	1,389,452	3.00
Vested	(1,522,152)	4.92
Forfeited	(207,161)	4.38

Nonvested at December 31, 2014	2,770,662	$3.74

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2014 and 2013, the intrinsic value of stock options exercised was $4 million and $2 million, respectively. The intrinsic value of stock options exercised in 2012 was immaterial. The total fair value of stock options that vested was $7 million, $9 million and $5 million, respectively, for the years ended December 31, 2014, 2013, and 2012. For the years ended December 31, 2014, 2013, and 2012, the Corporation recognized compensation expense of $6 million, $8 million, and $9 million respectively, for the vesting of stock options. Included in compensation expense for 2014 was approximately $250,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At December 31, 2014, the Corporation had $5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2018.

The following table summarizes information about the Corporation’s restricted stock activity for 2014, 2013, and 2012.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	1,013,765	$13.79
Granted	506,258	13.00
Vested	(533,014)	13.38
Forfeited	(54,584)	13.73

Outstanding at December 31, 2012	932,425	$13.60

Granted	1,276,868	14.03
Vested	(626,480)	13.68
Forfeited	(71,048)	13.92

Outstanding at December 31, 2013	1,511,765	$13.92

Granted	1,177,168	17.35
Vested	(538,877)	14.12
Forfeited	(167,930)	15.26

Outstanding at December 31, 2014	1,982,126	$15.79

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 to executive officers will vest ratably over a three year period, while restricted stock awards granted during 2014 will vest ratably over a four year period. Restricted stock awards granted to non-executives during 2014 and 2013 will vest ratably over a four year period. Expense for restricted stock awards of approximately $10 million, $7 million, and $7 million was recorded for the years ended December 31, 2014, 2013, and 2012, respectively. Included in compensation expense for 2014 was approximately $1.1 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $21 million of unrecognized compensation costs related to restricted stock awards at December 31, 2014, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.

The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards. As described in Note 9, the Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

The funded status and amounts recognized in the 2014 and 2013 consolidated balance sheets, as measured on December 31, 2014 and 2013, respectively, for the Pension and Postretirement Plans were as follows.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2014	2014	2013	2013
	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$282,000	$—	$224,426	$—
Actual return on plan assets	15,255	—	42,400	—
Employer contributions	21,000	343	28,000	351
Gross benefits paid	(14,759)	(343)	(12,826)	(351)

Fair value of plan assets at end of year*	$303,496	$—	$282,000	$—

Change in Benefit Obligation
Net benefit obligation at beginning of year	$154,624	$3,288	$159,748	$3,935
Service cost	11,058	—	12,078	—
Interest cost	7,132	150	6,237	142
Actuarial (gain) loss	13,278	483	(10,613)	(438)
Gross benefits paid	(14,759)	(343)	(12,826)	(351)

Net benefit obligation at end of year*	$171,333	$3,578	$154,624	$3,288

Funded (unfunded) status	$132,163	$(3,578)	$127,376	$(3,288)

Noncurrent assets	$132,163	$—	$127,376	$—
Current liabilities	—	(330)	—	(343)
Noncurrent liabilities	—	(3,248)	—	(2,945)

Asset (Liability) Recognized in the Consolidated Balance Sheets	$132,163	$(3,578)	$127,376	$(3,288)

*	The fair value of the plan assets represented 177% and 182% of the net benefit obligation of the pension plan at December 31, 2014 and 2013, respectively.

Amounts recognized in accumulated other comprehensive income (loss), net of tax, as of December 31, 2014 and 2013 follow.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2014	2014	2013	2013
	($ in Thousands)
Prior service cost	$153	$—	$188	$—
Net actuarial (gain) loss	23,124	84	12,894	(235)

Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive income	$23,277	$84	$13,082	$(235)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (“OCI”), net of tax, in 2014 and 2013 were as follows.

	Pension Plan 2014	Postretirement Plan 2014	Pension Plan 2013	Postretirement Plan 2013
	($ in Thousands)
Net gain (loss)	$(17,945)	$(483)	$35,366	$438
Amortization of prior service cost	58	—	72	—
Amortization of actuarial gain (loss)	1,384	(35)	4,344	—
Income tax (expense) benefit	6,308	199	(15,394)	(168)

Total Recognized in OCI	$(10,195)	$(319)	$24,388	$270

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2014, 2013, and 2012 were as follows.

	Pension Plan 2014	Postretirement Plan 2014	Pension Plan 2013	Postretirement Plan 2013	Pension Plan 2012	Postretirement Plan 2012
			($ in Thousands)
Service cost	$11,058	$—	$12,078	$—	$10,287	$—
Interest cost	7,132	150	6,237	142	6,547	182
Expected return on plan assets	(19,922)	—	(17,647)	—	(14,713)	—
Amortization of:
Prior service cost	58	—	72	—	72	170
Actuarial (gain) loss	1,384	(35)	4,344	—	2,708	—
Settlement charge	—	—	—	—	408	—

Total net pension cost	$(290)	$115	$5,084	$142	$5,309	$352

As of December 31, 2014, the estimated actuarial losses and prior service cost that will be amortized during 2015 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $2.1 million and $0.1 million, respectively.

	Pension Plan 2014	Postretirement Plan 2014	Pension Plan 2013	Postretirement Plan 2013
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.00%	4.00%	4.80%	4.80%
Rate of increase in compensation levels	4.00	N/A	4.00	N/A
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	4.80%	4.80%	4.00%	4.00%
Rate of increase in compensation levels	4.00	N/A	4.00	N/A
Expected long-term rate of return on plan assets	7.50	N/A	7.50	N/A

The overall expected long-term rates of return on the Pension Plan assets were 7.50% at December 31, 2014 and 2013. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Pension Plan assets was 5.89% and 18.54% for 2014 and 2013, respectively.

The Pension Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50-70%, fixed income securities 30-50%, other cash equivalents 0-5%, and alternative securities 0-15%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2014 and 2013 measurement dates, respectively, by asset category were as follows.

Asset Category	2014	2013
Equity securities	64%	70%
Fixed income securities	35	27
Other	1	3

Total	100%	100%

The Pension Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments as of December 31, 2014 and 2013.

		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$2,868	$2,868	$—	$—
Mutual funds	185,483	185,483	—	—
Common /collective trust funds	115,145	—	115,145	—

Total Pension Plan Investments	$303,496	$188,351	$115,145	$—

		Fair Value Measurements Using
	December 31, 2013	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$7,127	$7,127	$—	$—
Mutual funds	187,958	187,958	—	—
Common /collective trust funds	86,915	—	86,915	—

Total Pension Plan Investments	$282,000	$195,085	$86,915	$—

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation contributed $21 million and $28 million to its Pension Plan during 2014 and 2013, respectively. The Corporation regularly reviews the funding of its Pension Plan.

The projected benefit payments for the Pension and Postretirement Plans at December 31, 2014, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)
Estimated future benefit payments:
2015	$13,842	$330
2016	13,426	321
2017	13,463	291
2018	13,556	270
2019	13,305	266
2020-2024	75,331	1,269

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 9.0% for 2014, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2022 and future years. The health care trend rate assumption for post-65 coverage is 8.5% for 2014, and 0.5% lower in each succeeding year, to an ultimate rate of 5% for 2021 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2014		2013
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)
Effect on total of service and interest cost	$13	$(11)	$14	$(12)
Effect on postretirement benefit obligation	$316	$(277)	$290	$(255)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $10 million, $11 million, and $10 million in 2014, 2013, and 2012, respectively.

NOTE 12    INCOME TAXES:

The current and deferred amounts of income tax expense (benefit) were as follows.

	Years Ended December 31,
	2014	2013	2012
	($ in Thousands)
Current:
Federal	$74,646	$50,628	$19,724
State	1,000	2,653	1,468

Total current	75,646	53,281	21,192
Deferred:
Federal	(805)	16,409	41,908
State	10,695	9,511	12,386

Total deferred	9,890	25,920	54,294

Total income tax expense	$85,536	$79,201	$75,486

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows.

	2014	2013
	($ in Thousands)
Deferred tax assets:
Allowance for loan losses	$99,219	$102,632
Allowance for other losses	11,609	16,102
Accrued liabilities	5,773	6,248
Deferred compensation	31,392	28,911
Securities valuation adjustment	—	1,724
State net operating losses	22,640	32,552
Nonaccrual interest	2,383	4,431
Other	7,929	9,286

Total deferred tax assets	180,945	201,886
Deferred tax liabilities:
FHLB stock dividends	6,367	6,425
Prepaid expenses	68,955	61,225
Goodwill	24,049	22,472
Mortgage banking activities	13,147	14,497
Deferred loan fee income	21,199	25,480
State deferred taxes	9,011	12,754
Lease financing	2,313	2,525
Bank premises and equipment	9,532	18,423
Other	5,501	7,324

Total deferred tax liabilities	160,074	171,125

Net deferred tax assets	20,871	30,761

Tax effect of unrealized (gain) loss related to available for sale securities	(10,902)	7,685
Tax effect of unrealized loss related to pension and postretirement benefits	14,468	8,024

	3,566	15,709

Net deferred tax assets including items with tax effect recorded directly to OCI	$24,437	$46,470

At December 31, 2014 and 2013, there was no valuation allowance for deferred tax assets.

At December 31, 2014, the Corporation had state net operating loss carryforwards of $287 million (of which, $32 million was acquired from various acquisitions) that will expire in the years 2024 through 2031. $169 million of these state net operating loss carryforwards do not expire until after 2031.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows.

	2014	2013	2012
Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(4.6)	(4.5)	(4.9)
State income taxes (net of federal benefit)	2.8	2.9	3.6
Bank owned life insurance	(1.7)	(1.5)	(1.9)
Federal tax credits	(1.4)	(1.0)	(1.2)
Tax reserve adjustments	0.7	(1.9)	(1.8)
Other	0.2	0.6	0.9

Effective income tax rate	31.0%	29.6%	29.7%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2014. If income taxes had been provided, the deferred tax liability would have been approximately $40 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.

The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2011 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows.

	2014	2013
	($ in Millions)
Balance at beginning of year	$6	$13
Additions for tax positions related to prior years	1	—
Additions for tax positions related to current year	2	1
Statute expiration	—	(8)

Balance at end of year	$9	$6

At December 31, 2014 and 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6 million and $4 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. Interest and penalty expense (benefit) was $1 million and ($3) million, as of December 31, 2014 and December 31, 2013, respectively. Accrued interest and penalties were $3 million and $2 million as of December 31, 2014 and December 31, 2013, respectively. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

NOTE 13    DERIVATIVE AND HEDGING ACTIVITIES:

The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation has used, and may use again in the future, derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits which are determined from the credit ratings of each counterparty. The Corporation was required to pledge $11 million of investment securities as collateral at December 31, 2014, and pledged $42 million of investment securities as collateral at December 31, 2013. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of June 10, 2013, the Corporation must clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At December 31, 2014, the Corporation posted cash collateral for the margin of $15 million, compared to $6 million at December 31, 2013.

The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. The fair value of the Corporation’s interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 17 for additional fair value information and disclosures and see Note 1 for the Corporation’s accounting policy for derivative and hedging activities.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average
($ in Thousands)				Receive Rate(1)	Pay Rate(1)	Maturity
December 31, 2014
Interest rate-related instruments — customer and mirror	$1,636,480	$33,023	Trading assets	1.60%	1.60%	42 months
Interest rate-related instruments — customer and mirror	1,636,480	(35,372)	Trading liabilities	1.60%	1.60%	42 months
Interest rate lock commitments (mortgage)	126,379	1,947	Other assets	—	—	—
Forward commitments (mortgage)	234,500	(2,435)	Other liabilities	—	—	—
Foreign currency exchange forwards	60,742	2,140	Trading assets	—	—	—
Foreign currency exchange forwards	56,573	(1,957)	Trading liabilities	—	—	—
Purchased options (time deposit)	110,347	6,054	Other assets	—	—	—
Written options (time deposit)	110,347	(6,054)	Other liabilities	—	—	—

December 31, 2013
Interest rate-related instruments — customer and mirror	$1,821,787	$42,980	Trading assets	1.63%	1.63%	45 months
Interest rate-related instruments — customer and mirror	1,821,787	(45,815)	Trading liabilities	1.63%	1.63%	45 months
Interest rate lock commitments (mortgage)	102,225	416	Other assets	—	—	—
Forward commitments (mortgage)	135,000	1,301	Other assets	—	—	—
Foreign currency exchange forwards	25,747	748	Trading assets	—	—	—
Foreign currency exchange forwards	24,413	(655)	Trading liabilities	—	—	—
Purchased options (time deposit)	115,953	7,328	Other assets
Written options (time deposit)	115,953	(7,328)	Other liabilities

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
	($ in Thousands)
Year ended December 31, 2014
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	486
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,531
Forward commitments (mortgage)	Mortgage banking, net	(3,736)
Foreign currency exchange forwards	Capital market fees, net	90

Year ended December 31, 2013
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	2,926
Interest rate lock commitments (mortgage)	Mortgage banking, net	(7,378)
Forward commitments (mortgage)	Mortgage banking, net	1,448
Foreign currency exchange forwards	Capital market fees, net	(36)

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

Foreign currency derivatives

The Corporation provides foreign exchange services to customers, primarily forward contracts. Our customers enter into a foreign currency forward with the Corporation as a means for them to mitigate exchange rate risk. The Corporation mitigates its risk by then entering into an offsetting foreign exchange derivative contract. Such foreign exchange contracts are carried at fair value on the consolidated balance sheet with changes in fair value recorded as a component of Capital market fees, net.

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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2014 and December 31, 2013. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
December 31, 2014
Derivative assets:
Interest rate-related instruments	$558	$—	$558	$(558)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$34,087	$—	$34,087	$(558)	$(26,105)	$7,424

December 31, 2013
Derivative assets:
Interest rate-related instruments	$3,084	$—	$3,084	$(3,082)	$—	$2
Derivative liabilities:
Interest rate-related instruments	$41,786	$—	$41,786	$(3,082)	$(33,405)	$5,299

NOTE 15    COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 13). During the second quarter of 2014, the Corporation reclassified certain letters of credit from commercial letters of credit to standby letters of credit. The letters of credit balances for December 31, 2013 have also been adjusted to reflect this change in classification. The following is a summary of lending-related commitments.

	2014	2013
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,884,411	$6,367,771
Commercial letters of credit(1)	9,179	12,034
Standby letters of credit(3)	353,292	370,773

1)	These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2014 or 2013.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 13.

3)	The Corporation has established a liability of $4 million at both December 31, 2014 and 2013, as an estimate of the fair value of these financial instruments.

Lending-related Commitments

As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). For December 31, 2014 and December 31, 2013, the Corporation had an allowance for unfunded commitments totaling $25 million and $22 million, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy on the reserve for unfunded commitments. See Note 3 for additional information on the allowance for unfunded commitments.

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

Other Commitments

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2014, was $27 million, included in other assets on the consolidated balance sheets, compared to $33 million at December 31, 2013. Related to these investments, the Corporation had remaining commitments to fund of $28 million at December 31, 2014, and $16 million at December 31, 2013.

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

The Office of the Comptroller of the Currency (OCC) and the Department of Housing and Urban Development (HUD) are examining the Bank’s compliance with fair housing laws, particularly from the period 2008 to 2011. The Corporation believes it has been in compliance in all material respects with all applicable laws and regulations related to fair housing. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such examinations by the OCC and HUD.

Beginning in late 2013, the Corporation began reviewing a variety of legacy products provided by third parties, including debt protection and identity protection products. In connection with this review, the Corporation has made, and plans to make, remediation payments to affected customers and former customers, and has reserved accordingly.

Debt protection and identity protection products have recently received increased regulatory scrutiny, and it is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation in regard to these legacy products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to this matter.

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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of $5 million and $3 million during the years ended December 31, 2014 and 2013, respectively, and paid loss reimbursement claims of $734,000 and $3 million for the years ended December 31, 2014 and 2013, respectively. The Corporation had a mortgage repurchase reserve for potential claims on loans previously sold of $3 million at December 31, 2014 compared to $6 million at December 31, 2013. Make whole requests during 2013 and 2014 generally arose from loans sold during the period of January 1, 2006 to December 31, 2014, which total $18.7 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2014, approximately $7.6 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
	($ in Thousands)
Balance at beginning of year	$5,737	$3,300
Repurchase provision expense	505	1,243
Adjustments to provision expense	(2,250)	4,666
Charge offs	(734)	(3,472)

Balance at end of year	$3,258	$5,737

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2014, and December 31, 2013, there were approximately $46 million and $56 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2014 and December 31, 2013, there were $178 million and $233 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

NOTE 16    PARENT COMPANY ONLY FINANCIAL INFORMATION:

Presented below are condensed financial statements for the Parent Company.

BALANCE SHEETS

	2014	2013
	($ in Thousands)
ASSETS
Cash and due from banks	$523,103	$148,327
Investment securities available for sale, at fair value	76,159	163,679
Notes receivable from subsidiaries	—	46,594
Investment in subsidiaries	3,166,080	3,161,153
Other assets	94,332	81,529

Total assets	$3,859,674	$3,601,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper	$74,297	$65,484
Senior notes, at par	680,000	585,000
Subordinated debt, at par	250,000	—
Long-term funding capitalized costs	(143)	1,941

Total long-term funding	929,857	586,941
Accrued expenses and other liabilities	55,269	57,567

Total liabilities	1,059,423	709,992
Preferred equity	59,727	61,862
Common equity	2,740,524	2,829,428

Total stockholders’ equity	2,800,251	2,891,290

Total liabilities and stockholders’ equity	$3,859,674	$3,601,282

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
	($ in Thousands)
INCOME
Dividends from subsidiaries	$223,000	$262,000	$169,500
Interest income on notes receivable	1,264	1,988	1,807
Other income	9,682	7,742	5,762

Total income	233,946	271,730	177,069

EXPENSE
Interest expense on short and long-term funding	24,847	27,167	35,920
Other expense	745	8,029	14,055

Total expense	25,592	35,196	49,975

Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	208,354	236,534	127,094
Income tax benefit	(5,801)	(7,086)	(17,948)

Income before equity in undistributed net income (loss) of subsidiaries	214,155	243,620	145,042
Equity in undistributed net income (loss) of subsidiaries	(23,646)	(54,928)	33,931

Net income	190,509	188,692	178,973
Preferred stock dividends	5,002	5,158	5,200

Net income available to common equity	$185,507	$183,534	$173,773

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	($ in Thousands)
OPERATING ACTIVITIES
Net income	$190,509	$188,692	$178,973
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	23,646	54,928	(33,931)
Gain on sales of investment securities, net	(214)	(456)	(530)
(Gain) loss on sales of assets and impairment write-downs, net	(5,609)	(1,007)	1,365
Net change in other assets and other liabilities	(794)	(94,649)	143,032

Net cash provided by operating activities	207,538	147,508	288,909

INVESTING ACTIVITIES
Proceeds from sales of investment securities	88,844	55,445	49,819
Purchase of investment securities	—	(23,101)	(186,432)
Net (increase) decrease in notes receivable	46,594	3,049	(225)
Purchase of other assets, net of disposals	10,930	2,407	(7,336)

Net cash provided by (used in) investing activities	146,368	37,800	(144,174)

FINANCING ACTIVITIES
Net increase in short-term funding	8,813	14,239	51,245
Proceeds from issuance of long-term funding	496,030	—	154,738
Repayment of long-term funding	(155,000)	(25,821)	(211,340)
Purchase of preferred stock	(2,451)	(1,626)	—
Cash dividends	(63,712)	(60,149)	(44,834)
Purchase of common stock returned to authorized but unissued	(150,498)	—	—
Purchase of treasury stock	(112,312)	(123,349)	(61,654)

Net cash provided by (used in) financing activities	20,870	(196,706)	(111,845)

Net increase (decrease) in cash and cash equivalents	374,776	(11,398)	32,890
Cash and cash equivalents at beginning of year	148,327	159,725	126,835

Cash and cash equivalents at end of year	$523,103	$148,327	$159,725

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

Derivative financial instruments (interest rate-related instruments):  The Corporation has used and may again use in the future, interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 13 for additional disclosure regarding the Corporation’s derivative financial instruments.

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

While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2014, and 2013, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

Impaired Loans:  The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. See Note 3 for additional information regarding the Corporation’s impaired loans.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2014	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$998	$998	$—	$—
Obligations of state and political subdivisions (municipal securities)	582,679	—	582,679	—
Residential mortgage-related securities:
GSE	3,730,789	—	3,730,789	—
Private-label	2,294	—	2,294	—
GSE commercial mortgage-related securities	1,073,893	—	1,073,893	—
Other securities (debt and equity)	6,159	2,959	3,000	200

Total investment securities available for sale	$5,396,812	$3,957	$5,392,655	$200
Derivatives (trading and other assets)	43,164	—	41,217	1,947
Liabilities:
Derivatives (trading and other liabilities)	$45,818	$—	$43,383	$2,435

	December 31, 2013	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Obligations of state and political subdivisions (municipal securities)	676,080	—	676,080	—
Residential mortgage-related securities:
GSE	3,838,430	—	3,838,430	—
Private-label	3,014	—	3,014	—
GSE commercial mortgage-related securities	647,477	—	647,477	—
Asset-backed securities	23,059	—	23,059	—
Other securities (debt and equity)	61,523	3,238	57,986	299

Total investment securities available for sale	$5,250,585	$4,240	$5,246,046	$299
Derivatives (trading and other assets)	52,773	—	51,056	1,717
Liabilities:
Derivatives (trading and other liabilities)	$53,798	$—	$53,798	$—

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2014 and 2013, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2012	$480	$7,647
Total net losses included in income:
Mortgage derivative loss		(5,930)
Total net losses included in other comprehensive income:
Unrealized investment securities losses	(70)
Sales of investment securities	(111)

Balance December 31, 2013	$299	$1,717

Total net losses included in income:
Mortgage derivative loss		(2,205)
Sales of investment securities	(99)

Balance December 31, 2014	$200	$(488)

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2014, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, (particularly the change in the current interest rates from the time of initial rate lock). The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At December 31, 2014, the closing ratio was 87%.

Impaired loans:  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in an average discount of 20% to 30%.

Mortgage servicing rights:  The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 14.5% and 9.6% at December 31, 2014, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.

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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	December 31, 2014	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$156,423	$—	$156,423	$—
Impaired loans(1)	83,956	—	—	83,956
Mortgage servicing rights	66,342	—	—	66,342

	December 31, 2013	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$64,738	$—	$64,738	$—
Impaired loans(1)	88,049	—	—	88,049
Mortgage servicing rights	74,444	—	—	74,444

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

During 2014 and 2013, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $21 million and $26 million for the years ended December 31, 2014 and 2013, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $2 million and $4 million to asset losses, net for the years ended December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments:

The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments were as follows.

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$444,113	$444,113	$444,113	$—	$—
Interest-bearing deposits in other financial institutions	571,924	571,924	571,924	—	—
Federal funds sold and securities purchased under agreements to resell	16,030	16,030	16,030	—	—
Investment securities held to maturity	404,455	413,067	—	413,067	—
Investment securities available for sale	5,396,812	5,396,812	3,957	5,392,655	200
FHLB and Federal Reserve Bank stocks	189,107	189,107	—	189,107	—
Loans held for sale	154,935	156,423	—	156,423	—
Loans, net	17,327,544	17,427,647	—	—	17,427,647
Bank owned life insurance	574,154	574,154	—	574,154	—
Accrued interest receivable	67,573	67,573	67,573	—	—
Interest rate-related instruments	33,023	33,023	—	33,023	—
Foreign currency exchange forwards	2,140	2,140	—	2,140	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,947	1,947	—	—	1,947
Purchased options (time deposit)	6,054	6,054	—	6,054	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$17,192,049	$17,192,049	$—	$—	$17,192,049
Brokered CDs and other time deposits	1,571,455	1,571,455	—	1,571,455	—
Short-term funding	1,068,288	1,068,288	—	1,068,288	—
Long-term funding	3,930,117	3,975,605	—	3,975,605	—
Accrued interest payable	9,530	9,530	9,530	—	—
Interest rate-related instruments	35,372	35,372	—	35,372	—
Foreign currency exchange forwards	1,957	1,957	—	1,957	—
Standby letters of credit(1)	3,542	3,542	—	3,542	—
Forward commitments to sell residential mortgage loans	2,435	2,435	—	—	2,435
Written options (time deposit)	6,054	6,054	—	6,054	—

	December 31, 2013
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$455,482	$455,482	$455,482	$—	$—
Interest-bearing deposits in other financial institutions	126,018	126,018	126,018	—	—
Federal funds sold and securities purchased under agreements to resell	20,745	20,745	20,745	—	—
Investment securities held to maturity	175,210	169,889	—	169,889	—
Investment securities available for sale	5,250,585	5,250,585	4,240	5,246,046	299
FHLB and Federal Reserve Bank stocks	181,249	181,249	—	181,249	—
Loans held for sale	64,738	64,738	—	64,738	—
Loans, net	15,627,946	15,599,094	—	—	15,599,094
Bank owned life insurance	568,413	568,413	—	568,413	—
Accrued interest receivable	66,308	66,308	66,308	—	—
Interest rate-related instruments	42,980	42,980	—	42,980	—
Foreign currency exchange forwards	748	748	—	748	—
Forward commitments to sell residential mortgage loans	1,301	1,301	—	—	1,301
Interest rate lock commitments to originate residential mortgage loans held for sale	416	416	—	—	416
Purchased options (time deposit)	7,328	7,328	—	7,328	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$15,581,971	$15,581,971	$—	$—	$15,581,971
Brokered CDs and other time deposits	1,685,196	1,687,198	—	1,687,198	—
Short-term funding	740,926	740,926	—	740,926	—
Long-term funding	3,087,267	3,085,893	—	3,085,893	—
Accrued interest payable	7,994	7,994	7,994	—	—
Interest rate-related instruments	45,815	45,815	—	45,815	—
Foreign currency exchange forwards	655	655	—	655	—
Standby letters of credit(1)	3,754	3,754	—	3,754	—
Written options (time deposit)	7,328	7,328	—	7,328	—

(1)	The commitment on standby letters of credit was $353 million and $371 million at December 31, 2014 and 2013, respectively. See Note 15 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

NOTE 18    REGULATORY MATTERS:

Restrictions on Cash and Due From Banks

The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $87 million at December 31, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Corporation meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2014 and 2013, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2014 or 2013.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions:(2)
($ in Thousands)	Amount	Ratio(1)	Amount	Ratio(1)		Amount	Ratio(1)
As of December 31, 2014:
Associated Banc-Corp
Total Capital	$2,350,898	12.66%	$1,485,412	≥	8.00%
Tier 1 Capital	1,868,059	10.06	742,706	≥	4.00%
Leverage	1,868,059	7.48	998,967	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,449,514	13.26%	$1,477,785	≥	8.00%	$1,847,231	≥	10.00%
Tier 1 Capital	2,217,861	12.01	738,892	≥	4.00%	1,108,339	≥	6.00%
Leverage	2,217,861	8.92	994,103	≥	4.00%	1,242,628	≥	5.00%
As of December 31, 2013:
Associated Banc-Corp
Total Capital	$2,184,884	13.09%	$1,335,532	≥	8.00%
Tier 1 Capital	1,975,182	11.83	667,766	≥	4.00%
Leverage	1,975,182	8.70	907,937	≥	4.00%
Associated Bank, N.A.
Total Capital	$2,425,188	14.70%	$1,319,765	≥	8.00%	$1,649,707	≥	10.00%
Tier 1 Capital	2,217,987	13.44	659,883	≥	4.00%	989,824	≥	6.00%
Leverage	2,217,987	9.90	896,419	≥	4.00%	1,120,524	≥	5.00%

1)	Total Capital ratio is defined as Tier 1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets.

2)	Prompt corrective action provisions are not applicable at the bank holding company level.

NOTE 19    EARNINGS PER COMMON SHARE:

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock awards, and outstanding stock warrants). Presented below are the calculations for basic and diluted earnings per common share.

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$190,509	$188,692	$178,973
Preferred stock dividends	(5,002)	(5,158)	(5,200)

Net income available to common equity	$185,507	$183,534	$173,773

Common shareholder dividends	(58,123)	(54,505)	(39,462)
Unvested share-based payment awards	(587)	(486)	(172)

Undistributed earnings	$126,797	$128,543	$134,139

Undistributed earnings allocated to common shareholders	125,646	127,592	133,549
Undistributed earnings allocated to unvested share-based payment awards	1,151	951	590

Undistributed earnings	$126,797	$128,543	$134,139

Basic
Distributed earnings to common shareholders	$58,123	$54,505	$39,462
Undistributed earnings allocated to common shareholders	125,646	127,592	133,549

Total common shareholders earnings, basic	$183,769	$182,097	$173,011

Diluted
Distributed earnings to common shareholders	$58,123	$54,505	$39,462
Undistributed earnings allocated to common shareholders	125,646	127,592	133,549

Total common shareholders earnings, diluted	$183,769	$182,097	$173,011

Weighted average common shares outstanding	157,286	165,584	172,255
Effect of dilutive common stock awards	968	218	102

Diluted weighted average common shares outstanding	158,254	165,802	172,357
Basic earnings per common share	$1.17	$1.10	$1.00

Diluted earnings per common share	$1.16	$1.10	$1.00

Options to purchase approximately 2 million, 3 million, and 9 million shares were outstanding at December 31, 2014, 2013, and 2012, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

NOTE 20    SEGMENT REPORTING:

The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services, with no segment representing more than half of the assets or Tier 1 common equity of the Corporation as a whole.

The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in Note 1, with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in Note 1 to assess the overall appropriateness of the allowance for credit losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2014, certain organizational and methodology changes were made and, accordingly, 2013 and 2012 results have been restated and presented on a comparable basis.

A description of each business segment is presented below.

Corporate and Commercial Specialty — The Corporate and Commercial Specialty segment serves a wide range of customers including, larger businesses, developers, non-profits, municipalities, and financial institutions. In serving this segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending; for our larger clients we also provide loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) specialized financial services such as swaps, capital markets, foreign exchange, and international banking solutions.

Community, Consumer, and Business — The Community, Consumer, and Business segment serves individuals, as well as small and mid-size businesses. In serving this segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various Consumer Banking, Community Banking, and Private Client units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; trust and investment management accounts; (4) insurance, benefits related products and services; and (5) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management.

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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
2014
Net interest income	$284,177	$319,743	$77,047	$680,967
Noninterest income	46,953	223,639	19,727	290,319

Total revenue	331,130	543,382	96,774	971,286
Credit provision*	44,819	25,972	(54,791)	16,000
Noninterest expense	141,302	470,358	67,581	679,241
Income before income taxes	145,009	47,052	83,984	276,045
Income tax expense	48,133	16,468	20,935	85,536
Net income	$96,876	$30,584	$63,049	$190,509
Return on average allocated capital (ROT1CE)**	13.2%	5.3%	10.4%	9.9%

2013
Net interest income	$299,405	$335,988	$10,150	$645,543
Noninterest income	43,944	252,140	17,015	313,099

Total revenue	343,349	588,128	27,165	958,642
Credit provision*	51,217	24,202	(65,319)	10,100
Noninterest expense	140,508	475,261	64,880	680,649
Income before income taxes	151,624	88,665	27,604	267,893
Income tax expense (benefit)	53,068	31,033	(4,900)	79,201
Net income	$98,556	$57,632	$32,504	$188,692
Return on average allocated capital (ROT1CE)**	13.4%	9.9%	4.8%	9.8%

2012
Net interest income	$271,902	$320,499	$33,591	$625,992
Noninterest income	37,853	256,292	19,145	313,290

Total revenue	309,755	576,791	52,736	939,282
Credit provision*	44,653	27,130	(61,683)	10,100
Noninterest expense	139,009	490,129	45,585	674,723
Income before income taxes	126,093	59,532	68,834	254,459
Income tax expense	44,133	20,836	10,517	75,486
Net income	$81,960	$38,696	$58,317	$178,973
Return on average allocated capital (ROT1CE)**	11.9%	6.4%	9.8%	9.5%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
2014
Average earning assets	$8,600,750	$8,167,003	$5,992,375	$22,760,128
Average loans	8,588,847	8,167,003	83,144	16,838,994
Average deposits	4,861,001	10,348,689	2,437,394	17,647,084
Average allocated capital (T1CE)**	$734,130	$578,101	$558,378	$1,870,609

2013
Average earning assets	$7,962,250	$7,706,896	$5,310,982	$20,980,128
Average loans	7,952,436	7,706,896	3,813	15,663,145
Average deposits	5,056,710	10,098,159	2,283,326	17,438,195
Average allocated capital (T1CE)**	$733,862	$580,019	$564,490	$1,878,371

2012
Average earning assets	$7,066,657	$7,656,611	$4,890,509	$19,613,777
Average loans	7,060,181	7,656,611	24,993	14,741,785
Average deposits	4,196,607	9,857,938	1,527,824	15,582,369
Average allocated capital (T1CE)**	$688,361	$605,707	$544,356	$1,838,424

*	The consolidated credit provision is equal to the actual reported provision for credit losses.

**	The Federal Reserve establishes capital adequacy requirements for the Corporation, including Tier 1 capital. Tier 1 capital is comprised of common capital and certain redeemable, non-cumulative preferred stock. Average allocated capital represents average Tier 1 common equity which is defined as average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure. For segment reporting purposes, the ROT1CE reflects return on average allocated Tier 1 common equity (“T1CE”). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 21:    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2014, 2013, and 2012, changes during the years then ended, and reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2014, 2013, and 2012, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and post retirement obligations are a component of personnel expense on the consolidated statements of income.

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Cash Flow Hedging Relationships	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2011	$99,761	$(33,173)	$(986)	$65,602
Other comprehensive income (loss) before reclassifications	(19,042)	(10,014)	6	(29,050)
Amounts reclassified from accumulated other comprehensive income (loss)	(4,261)	3,315	1,954	1,008
Income tax (expense) benefit	9,651	2,366	(974)	11,043

Net other comprehensive income (loss) during period	(13,652)	(4,333)	986	(16,999)

Balance December 31, 2012	$86,109	$(37,506)	$—	$48,603

Other comprehensive income (loss) before reclassifications	(158,207)	35,804	—	(122,403)
Amounts reclassified from accumulated other comprehensive income (loss)	(564)	4,416	—	3,852
Income tax (expense) benefit	61,266	(15,562)	—	45,704

Net other comprehensive income (loss) during period	(97,505)	24,658	—	(72,847)

Balance December 31, 2013	$(11,396)	$(12,848)	$—	$(24,244)

Other comprehensive income (loss) before reclassifications	49,038	(18,428)	—	30,610
Amounts reclassified from accumulated other comprehensive income (loss)	(494)	1,407	—	913
Income tax (expense) benefit	(18,636)	6,507	—	(12,129)

Net other comprehensive income (loss) during period	29,908	(10,514)	—	19,394

Balance December 31, 2014	$18,512	$(23,362)	$—	$(4,850)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2015 expressed an unqualified opinion on the effectiveness of the Associated Banc Corp’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois

February 5, 2015

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

As of December 31, 2014, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2014, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2014, was effective.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Associated Banc-Corp:

We have audited Associated Banc-Corp’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 5, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

February 5, 2015

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Election of Directors” and “Information About the Board of Directors”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE	COMPENSATION

The information in the Corporation’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation — Compensation Discussion and Analysis,” “Director Compensation,” “Compensation and Benefits Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Corporation’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	7,847,338	$18.34	14,805,003
Equity compensation plans not approved by security holders	—	—	—

Total	7,847,338	$18.34	14,805,003

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Corporation’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Related Party Transactions,” and “Information about the Board of Directors,” is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information in the Corporation’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1 and 2 Financial Statements and Financial Statement Schedules

The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.

Consolidated Balance Sheets — December 31, 2014 and 2013

Consolidated Statements of Income — For the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows — For the Years Ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 8.00% Perpetual Preferred Stock, Series B, dated September 12, 2011	Exhibit (3.1) to Report on Form 8-K filed on September 15, 2011

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(d)	Amended and Restated Bylaws	Exhibit (3) to Report on Form 10-Q filed on November 1, 2013

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Deposit Agreement, dated September 14, 2011, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and Form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 15, 2011

(4)(f)	Warrant Agreement for 3,983,308 Warrants, dated as of November 30, 2011, between Associated Banc-Corp and Wells Fargo Bank, N.A.	Exhibit (4.1) to Report on Form 8-A filed on December 1, 2011

Exhibit Number	Description

(4)(g)	Specimen Warrant for 3,983,308 Warrants	Exhibit (4.2) to Report on Form 8-A filed on December 1, 2011

(4)(h)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(i)	Global Note dated as of November 13, 2014 representing $250,000,000 2.750% Senior Notes due 2019	Exhibit (4.2) to Report on Form 8-K filed on November 18, 2014

(4)(j)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(g)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(h)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(i)	Form of Restricted Stock Agreement	Exhibit (10.1) to Report on Form 10-Q filed on August 4, 2014

*(10)(j)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(k)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(l)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(m)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

Exhibit Number	Description

*(10)(n)	Supplemental Executive Retirement Plan, restated as of January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

(11)	Statement Re Computation of Per Share Earnings	See Note 19 in Part II Item 8

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

*	Management contracts and arrangements.

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

ASSOCIATED BANC-CORP

Date: February 5, 2015	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 5, 2015

/s/ Christopher J. Del Moral-Niles Christopher J. Del Moral-Niles	Chief Financial Officer and Principal Accounting Officer	February 5, 2015

Directors: John F. Bergstrom, Ruth M. Crowley, Philip B. Flynn, R. Jay Gerken, Ronald R. Harder, William R. Hutchinson, Robert A. Jeffe, Eileen A. Kamerick, Richard T. Lommen, Cory L. Nettles, J. Douglas Quick, Karen T. van Lith and John B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.