Form 10-Q
period 2015-03-31
ASSOCIATED BANC-CORP
filed 2015-05-01
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 30, 2015, was 152,521,932.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$355,541	$444,113
Interest-bearing deposits in other financial institutions	488,426	571,924
Federal funds sold and securities purchased under agreements to resell	3,380	16,030
Investment securities held to maturity, at amortized cost	438,047	404,455
Investment securities available for sale, at fair value	5,358,310	5,396,812
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	189,222	189,107
Loans held for sale	159,963	154,935
Loans	17,979,032	17,593,846
Allowance for loan losses	(265,268)	(266,302)
Loans, net	17,713,764	17,327,544
Premises and equipment, net	274,591	274,688
Goodwill	968,774	929,168
Other intangible assets, net	77,984	67,582
Trading assets	42,336	35,163
Other assets	998,402	1,010,253
Total assets	$27,068,740	$26,821,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,570,872	$4,505,272
Interest-bearing deposits	15,280,720	14,258,232
Total deposits	19,851,592	18,763,504
Federal funds purchased and securities sold under agreements to repurchase	587,272	493,991
Other short-term funding	75,265	574,297
Long-term funding	3,429,925	3,930,117
Trading liabilities	44,730	37,329
Accrued expenses and other liabilities	197,818	222,285
Total liabilities	24,186,602	24,021,523
Stockholders’ equity
Preferred equity	59,727	59,727
Common stock	1,674	1,665
Surplus	1,505,170	1,484,933
Retained earnings	1,509,967	1,497,818
Accumulated other comprehensive income (loss)	24,800	(4,850)
Treasury stock, at cost	(219,200)	(239,042)
Total stockholders’ equity	2,882,138	2,800,251
Total liabilities and stockholders’ equity	$27,068,740	$26,821,774
Preferred shares issued	61,356	61,356
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	167,429,351	166,544,252
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	13,862,507	15,002,318
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$151,945	$143,387
Interest and dividends on investment securities
Taxable	25,092	26,257
Tax exempt	7,887	6,971
Other interest	1,692	1,449
Total interest income	186,616	178,064
INTEREST EXPENSE
Interest on deposits	7,619	6,159
Interest on Federal funds purchased and securities sold under agreements to repurchase	231	305
Interest on other short-term funding	81	116
Interest on long-term funding	10,872	6,511
Total interest expense	18,803	13,091
NET INTEREST INCOME	167,813	164,973
Provision for credit losses	4,500	5,000
Net interest income after provision for credit losses	163,313	159,973
NONINTEREST INCOME
Trust service fees	12,087	11,711
Service charges on deposit accounts	15,806	16,400
Card-based and other nondeposit fees	12,416	12,509
Insurance commissions	19,728	12,317
Brokerage and annuity commissions	3,683	4,033
Mortgage banking, net	7,408	6,361
Capital market fees, net	2,467	2,322
Bank owned life insurance income	2,875	4,320
Asset gains, net	1,096	728
Investment securities gains, net	—	378
Other	2,510	2,442
Total noninterest income	80,076	73,521
NONINTEREST EXPENSE
Personnel expense	100,152	97,698
Occupancy	17,683	15,560
Equipment	5,772	6,276
Technology	15,558	12,724
Business development and advertising	5,327	5,062
Other intangible amortization	801	991
Loan expense	2,996	2,787
Legal and professional fees	4,538	4,188
Foreclosure / OREO expense	1,425	1,896
FDIC expense	6,500	5,001
Other	13,503	15,475
Total noninterest expense	174,255	167,658
Income before income taxes	69,134	65,836
Income tax expense	22,462	20,637
Net income	46,672	45,199
Preferred stock dividends	1,228	1,244
Net income available to common equity	$45,444	$43,955
Earnings per common share:
Basic	$0.30	$0.27
Diluted	$0.30	$0.27
Average common shares outstanding:
Basic	150,070	161,467
Diluted	151,164	162,188
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in Thousands)
Net income	$46,672	$45,199
Other comprehensive income, net of tax:
Investment securities available for sale:
Net unrealized gains	47,418	20,627
Reclassification adjustment for net gains realized in net income	—	(378)
Income tax expense	(18,105)	(7,786)
Other comprehensive income on investment securities available for sale	29,313	12,463
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	13	15
Amortization of actuarial losses	532	316
Income tax expense	(208)	(127)
Other comprehensive income on pension and postretirement obligations	337	204
Total other comprehensive income	29,650	12,667
Comprehensive income	$76,322	$57,866
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2013	$61,862	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290
Comprehensive income:
Net income	—	—	—	45,199	—	—	45,199
Other comprehensive income	—	—	—	—	12,667	—	12,667
Comprehensive income							57,866
Common stock issued:
Stock-based compensation plans, net	—	—	376	(19,173)	—	24,596	5,799
Purchase of treasury stock	—	—	—	—	—	(42,199)	(42,199)
Cash dividends:
Common stock, $0.09 per share	—	—		(14,639)	—	—	(14,639)
Preferred stock	—	—	—	(1,244)	—	—	(1,244)
Purchase of preferred stock	(704)	—	—	(102)	—	—	(806)
Stock-based compensation expense, net	—	—	4,412	—	—	—	4,412
Tax benefit of stock-based compensation	—	—	545	—	—	—	545
Balance, March 31, 2014	$61,158	$1,750	$1,623,323	$1,402,549	$(11,577)	$(176,179)	$2,901,024
Balance, December 31, 2014	$59,727	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income:
Net income	—	—	—	46,672	—	—	46,672
Other comprehensive income	—	—	—	—	29,650	—	29,650
Comprehensive income							76,322
Common stock issued:
Stock-based compensation plans, net	—	—	304	(18,015)	—	23,947	6,236
Acquisition of Ahmann & Martin Co.	—	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	(17)	(29,983)	—	—	—	(30,000)
Purchase of treasury stock	—	—	—	—	—	(4,105)	(4,105)
Cash dividends:
Common stock, $0.10 per share	—	—	—	(15,280)	—	—	(15,280)
Preferred stock	—	—	—	(1,228)	—	—	(1,228)
Stock-based compensation expense, net	—	—	5,774	—	—	—	5,774
Tax benefit of stock-based compensation	—	—	638	—	—	—	638
Balance, March 31, 2015	$59,727	$1,674	$1,505,170	$1,509,967	$24,800	$(219,200)	$2,882,138
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,672	$45,199
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,500	5,000
Depreciation and amortization	12,268	13,094
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	243	(156)
Amortization of mortgage servicing rights	3,179	2,725
Amortization of other intangible assets	801	991
Amortization and accretion on earning assets, funding, and other, net	9,572	6,537
Tax impact of stock based compensation	638	545
Gain on sales of investment securities, net	—	(378)
Gain on sales of assets and impairment write-downs, net	(1,096)	(728)
Gain on mortgage banking activities, net	(3,141)	(4,100)
Mortgage loans originated and acquired for sale	(268,296)	(203,764)
Proceeds from sales of mortgage loans held for sale	238,399	224,348
Increase in interest receivable	(2,186)	(3,009)
Decrease in interest payable	(948)	(6,474)
Net change in other assets and other liabilities	(23,058)	(6,165)
Net cash provided by operating activities	17,547	73,665
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(368,794)	(555,979)
Purchases of:
Available for sale securities	(202,615)	(273,627)
Held to maturity securities	(36,788)	(18,857)
FHLB stock	(115)	(111)
Premises, equipment, and software, net of disposals	(13,944)	(10,848)
Other assets	(1,207)	(850)
Proceeds from:
Sales of available for sale securities	289	80,025
Prepayments, calls, and maturities of available for sale securities	282,835	180,880
Prepayments, calls, and maturities of other assets	5,155	11,036
Net cash received in acquisition	1,202	—
Net cash used in investing activities	(333,982)	(588,331)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,088,088	242,760
Net increase (decrease) in short-term funding	(405,751)	506,980
Repayment of long-term funding	(500,009)	(155,009)
Purchase of common stock returned to authorized but unissued	(30,000)	—
Purchase of preferred stock	—	(806)
Cash dividends on common stock	(15,280)	(14,639)
Cash dividends on preferred stock	(1,228)	(1,244)
Purchase of treasury stock	(4,105)	(42,199)
Net cash provided by financing activities	131,715	535,843
Net increase (decrease) in cash and cash equivalents	(184,720)	21,177
Cash and cash equivalents at beginning of period	1,032,067	602,245
Cash and cash equivalents at end of period	$847,347	$623,422
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,643	$19,578
Cash paid for income taxes	—	4,165
Loans and bank premises transferred to other real estate owned	2,104	6,343
Capitalized mortgage servicing rights	3,010	1,725
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	5,160	—
Fair value ascribed to goodwill and intangible assets	51,221	—
Fair value of liabilities assumed	12,851	—
Common stock issued in acquisition	43,530	—
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp’s 2014 annual report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. Management has evaluated subsequent events for potential recognition or disclosure.
NOTE 2: Acquisition
On February 17, 2015, the Corporation acquired Ahmann & Martin Co., a risk and employee benefits consulting firm based in Minnesota. The firm merged into Associated Financial Group, LLC the Corporation's insurance brokerage subsidiary. The Corporation's acquisition of Ahmann & Martin Co. enhances the Corporation's ability to offer clients unique, comprehensive solutions to meet their insurance and financial risk management needs. The transaction was valued at approximately $48 million with the opportunity to increase the consideration by $8 million should certain contingencies be met over a defined period.
The transaction was accounted for using the acquisition method of accounting and as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the acquisition, the Corporation recorded goodwill of approximately $40 million and other intangible assets of approximately $12 million. Goodwill was assigned to the Corporation's Community, Consumer, and Business segment.
NOTE 3: New Accounting Pronouncements Adopted
In August 2014, the FASB issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. Entities may apply the amendments in this update either (a) prospectively to foreclosures that occur after the date of adoption or (b) modified retrospective transition using a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Corporation adopted the accounting standard on a prospective basis during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.

In June 2014, the FASB issued an amendment to clarify the current accounting and disclosures for certain repurchase agreements. The amendments in this update require two accounting changes: (1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update also require additional disclosures for certain transactions on the transfer of financial assets, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment is effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early application is prohibited. The Corporation adopted the accounting standard during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.
In January 2014, the FASB issued an amendment to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. An entity can elect to adopt the amendments using either a modified retrospective method or a prospective transition method. The Corporation adopted the accounting standard using the prospective transition method during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.
In January 2014, the FASB issued an amendment which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Corporation made an accounting policy election to use the proportional amortization method for investments in qualified affordable housing projects during the first quarter of 2015, which had no material impact on the results of operations, financial position, or liquidity.

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

	For the Three Months Ended March 31,
	2015	2014
	(In Thousands, except per share data)
Net income	$46,672	$45,199
Preferred stock dividends	(1,228)	(1,244)
Net income available to common equity	$45,444	$43,955
Common shareholder dividends	(15,166)	(14,488)
Dividends on unvested share-based payment awards	(114)	(151)
Undistributed earnings	$30,164	$29,316
Undistributed earnings allocated to common shareholders	29,886	29,126
Undistributed earnings allocated to unvested share-based payment awards	278	190
Undistributed earnings	$30,164	$29,316
Basic
Distributed earnings to common shareholders	$15,166	$14,488
Undistributed earnings allocated to common shareholders	29,886	29,126
Total common shareholders earnings, basic	$45,052	$43,614
Diluted
Distributed earnings to common shareholders	$15,166	$14,488
Undistributed earnings allocated to common shareholders	29,886	29,126
Total common shareholders earnings, diluted	$45,052	$43,614
Weighted average common shares outstanding	150,070	161,467
Effect of dilutive common stock awards	1,094	721
Diluted weighted average common shares outstanding	151,164	162,188
Basic earnings per common share	$0.30	$0.27
Diluted earnings per common share	$0.30	$0.27
Options to purchase approximately 2 million and 3 million common shares were outstanding for the three months ended March 31, 2015 and 2014, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.
NOTE 5: Stock-Based Compensation
At March 31, 2015, the Corporation had one stock-based compensation plan, the 2013 Incentive Compensation Plan. All stock options granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first three months of 2015 and full year 2014.

	2015	2014
Dividend yield	2.00%	2.00%
Risk-free interest rate	2.00%	2.00%
Weighted average expected volatility	20.00%	20.00%
Weighted average expected life	6 years	6 years
Weighted average per share fair value of options	$3.08	$3.00
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
A summary of the Corporation’s stock option activity for the year ended December 31, 2014 and for three months ended March 31, 2015, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2013	8,034,243	$18.37
Granted	1,389,452	$17.45
Exercised	(933,143)	$13.77
Forfeited or expired	(643,214)	$23.50
Outstanding at December 31, 2014	7,847,338	$18.34	5.79	$23,986
Options exercisable at December 31, 2014	5,076,676	$19.96	4.41	$14,953
Granted	1,348,504	$17.95
Exercised	(366,670)	$13.84
Forfeited or expired	(495,890)	$32.00
Outstanding at March 31, 2015	8,333,282	$17.71	6.60	$22,821
Options exercisable at March 31, 2015	5,536,852	$18.02	5.28	$18,637
The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2014, and for the three months ended March 31, 2015.

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	3,110,523	$4.69
Granted	1,389,452	$3.00
Vested	(1,522,152)	$4.92
Forfeited	(207,161)	$4.38
Nonvested at December 31, 2014	2,770,662	$3.74
Granted	1,348,504	$3.08
Vested	(1,313,007)	$4.31
Forfeited	(9,729)	$3.35
Nonvested at March 31, 2015	2,796,430	$3.16
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2015, the intrinsic value of stock options exercised was $2 million. For the year ended December 31, 2014, the intrinsic value of stock options exercised was $4 million. The total fair value of stock options that vested was $6 million for the three months ended March 31, 2015 and $7 million for the year ended December 31, 2014. The Corporation recognized compensation expense for the vesting of stock options of $1 million and $2 million for the three months ended March 31, 2015 and 2014, respectively. For the full year 2014, the Corporation recognized compensation expense of $6 million for the vesting of stock options. At March 31, 2015, the Corporation had $8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.
The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2014, and for three months ended March 31, 2015.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,511,765	$13.92
Granted	1,177,168	$17.35
Vested	(538,877)	$14.12
Forfeited	(167,930)	$15.26
Outstanding at December 31, 2014	1,982,126	$15.79
Granted	1,029,339	$16.77
Vested	(619,358)	$15.52
Forfeited	(18,834)	$16.13
Outstanding at March 31, 2015	2,373,273	$16.28
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2014 and 2015 will vest ratably over a four year period. Expense for restricted stock awards of approximately $5 million and $3 million was recognized for the three months ended March 31, 2015 and 2014, respectively. The Corporation recognized approximately $10 million of expense for restricted stock awards for the full year 2014. Included in compensation expense for three months ended March 31, 2015 was approximately $700,000 of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $33 million of unrecognized compensation costs related to restricted stock awards at March 31, 2015 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.
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

NOTE 6: Investment Securities
The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

March 31, 2015:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$3	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	501,679	22,912	(4)	524,587
Residential mortgage-related securities:
Government-sponsored enterprise (“GSE”)	3,613,144	73,227	(11,257)	3,675,114
Private-label	1,962	1	(10)	1,953
GSE commercial mortgage-related securities	1,158,217	6,114	(15,075)	1,149,256
Other securities (debt and equity)	6,338	60	—	6,398
Total investment securities available for sale	$5,282,339	$102,317	$(26,346)	$5,358,310
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$438,047	$9,482	$(832)	$446,697
Total investment securities held to maturity	$438,047	$9,482	$(832)	$446,697
December 31, 2014:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$—	$(1)	$998
Obligations of state and political subdivisions (municipal securities)	560,839	21,869	(29)	582,679
Residential mortgage-related securities:
GSE	3,700,103	61,236	(30,550)	3,730,789
Private-label	2,297	7	(10)	2,294
GSE commercial mortgage-related securities	1,097,913	1,922	(25,942)	1,073,893
Other securities (debt and equity)	6,108	51	—	6,159
Total investment securities available for sale	$5,368,259	$85,085	$(56,532)	$5,396,812
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$404,455	$9,444	$(832)	$413,067
Total investment securities held to maturity	$404,455	$9,444	$(832)	$413,067

The amortized cost and fair values of investment securities available for sale and held to maturity at March 31, 2015, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$40,879	$41,115	$—	$—
Due after one year through five years	233,433	245,483	2,253	2,291
Due after five years through ten years	234,102	244,730	122,372	124,896
Due after ten years	584	609	313,422	319,510
Total debt securities	508,998	531,937	438,047	446,697
Residential mortgage-related securities:
GSE	3,613,144	3,675,114	—	—
Private-label	1,962	1,953	—	—
GSE commercial mortgage-related securities	1,158,217	1,149,256	—	—
Equity securities	18	50	—	—
Total investment securities	$5,282,339	$5,358,310	$438,047	$446,697
Ratio of Fair Value to Amortized Cost		101.4%		102.0%
The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015.

	Less than 12 months			12 months or more			Total
March 31, 2015	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Obligations of state and political subdivisions (municipal securities)	2	$(1)	$629	1	$(3)	$186	$(4)	$815
Residential mortgage-related securities:
GSE	22	(805)	204,345	43	(10,452)	1,060,452	(11,257)	1,264,797
Private-label	1	(9)	1,750	2	(1)	24	(10)	1,774
GSE commercial mortgage-related securities	4	(95)	99,052	20	(14,980)	455,874	(15,075)	554,926
Total		$(910)	$305,776		$(25,436)	$1,516,536	$(26,346)	$1,822,312
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	163	$(568)	$73,163	21	$(264)	$9,552	$(832)	$82,715
Total		$(568)	$73,163		$(264)	$9,552	$(832)	$82,715

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less than 12 months			12 months or more			Total
December 31, 2014	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	1	$(1)	$998	—	$—	$—	$(1)	$998
Obligations of state and political subdivisions (municipal securities)	6	(9)	3,374	6	(20)	2,133	(29)	5,507
Residential mortgage-related securities:
GSE	16	(1,404)	333,713	56	(29,146)	1,256,533	(30,550)	1,590,246
Private-label	1	(9)	1,772	2	(1)	27	(10)	1,799
GSE commercial mortgage-related securities	9	(1,766)	329,982	20	(24,176)	460,425	(25,942)	790,407
Total		$(3,189)	$669,839		$(53,343)	$1,719,118	$(56,532)	$2,388,957
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	74	$(216)	$31,924	85	$(616)	$38,915	$(832)	$70,839
Total		$(216)	$31,924		$(616)	$38,915	$(832)	$70,839
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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2015 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for residential mortgage-related securities relate to private-label residential mortgage-related securities as well as residential mortgage-related securities issued by government-sponsored enterprises such as the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The unrealized losses reported for commercial mortgage-related securities relate to securities issued by GNMA. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The improvement in the unrealized loss position of the investment securities portfolio was due to a reduction in the overall level of interest rates from December 31, 2014 to March 31, 2015. Since December 31, 2014, the three-year and ten-year U.S. Treasury note rates declined approximately 20 basis points ("bp") and 25 bp, respectively.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $118 million at both March 31, 2015 and December 31, 2014 and Federal Reserve Bank stock of $71 million at both March 31, 2015 and December 31, 2014.

NOTE 7: Loans, Allowance for Credit Losses, and Credit Quality
The period end loan composition was as follows.

	March 31, 2015	December 31, 2014
	($ in Thousands)
Commercial and industrial	$6,140,420	$5,905,902
Commercial real estate - owner occupied	1,003,885	1,007,937
Lease financing	49,496	51,529
Commercial and business lending	7,193,801	6,965,368
Commercial real estate - investor	3,086,980	3,056,485
Real estate construction	1,019,571	1,008,956
Commercial real estate lending	4,106,551	4,065,441
Total commercial	11,300,352	11,030,809
Home equity	1,583,614	1,636,058
Installment and credit cards	436,492	454,219
Residential mortgage	4,658,574	4,472,760
Total consumer	6,678,680	6,563,037
Total loans	$17,979,032	$17,593,846
A summary of the changes in the allowance for credit losses was as follows.

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$266,302	$268,315
Provision for loan losses	4,500	13,000
Charge offs	(13,270)	(44,096)
Recoveries	7,736	29,083
Net charge offs	(5,534)	(15,013)
Balance at end of period	$265,268	$266,302
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900	$21,900
Provision for unfunded commitments	—	3,000
Balance at end of period	$24,900	$24,900
Allowance for Credit Losses	$290,168	$291,202
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
The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. The determination of the appropriate level of the allowance for unfunded commitments is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the allowance for unfunded commitments are included in provision for credit losses in the consolidated statements of income. See Note 13 for additional information on the allowance for unfunded commitments.

A summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302
Provision for loan losses	6,836	3,753	(130)	(4,503)	(402)	348	359	(1,761)	4,500
Charge offs	(6,829)	(879)	—	(1,002)	—	(2,674)	(938)	(948)	(13,270)
Recoveries	2,179	140	—	3,531	743	669	169	305	7,736
Balance at Mar 31, 2015	$118,211	$19,524	$1,480	$44,359	$21,340	$28,702	$6,025	$25,627	$265,268
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$5,591	$910	$510	$689	$240	$10	$—	$226	$8,176
Ending balance impaired loans collectively evaluated for impairment	$2,038	$1,149	$—	$1,339	$801	$12,350	$264	$11,269	$29,210
Total impaired loans	$7,629	$2,059	$510	$2,028	$1,041	$12,360	$264	$11,495	$37,386
Ending balance all other loans collectively evaluated for impairment	$110,582	$17,465	$970	$42,331	$20,299	$16,342	$5,761	$14,132	$227,882
Total	$118,211	$19,524	$1,480	$44,359	$21,340	$28,702	$6,025	$25,627	$265,268
Loans:
Ending balance impaired loans individually evaluated for impairment	$58,091	$17,133	$1,720	$10,297	$3,843	$911	$—	$9,761	$101,756
Ending balance impaired loans collectively evaluated for impairment	$29,995	$14,508	$—	$26,220	$2,297	$29,255	$1,406	$57,726	$161,407
Total impaired loans	$88,086	$31,641	$1,720	$36,517	$6,140	$30,166	$1,406	$67,487	$263,163
Ending balance all other loans collectively evaluated for impairment	$6,052,334	$972,244	$47,776	$3,050,463	$1,013,431	$1,553,448	$435,086	$4,591,087	$17,715,869
Total	$6,140,420	$1,003,885	$49,496	$3,086,980	$1,019,571	$1,583,614	$436,492	$4,658,574	$17,979,032
The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations (used for both criticized and non-criticized loan categories), with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. At March 31, 2015, $27 million of the commercial and industrial allowance for loan losses was attributable to Oil and Gas related credits, compared to $17 million at December 31, 2014. This allocated allowance for loan losses represented 3.46% and 2.26% of period end Oil and Gas related loans at March 31, 2015 and December 31, 2014, respectively. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315
Provision for loan losses	14,767	(1,296)	35	(17,290)	(1,277)	7,087	6,279	4,695	13,000
Charge offs	(14,633)	(3,476)	(39)	(4,529)	(1,958)	(12,332)	(2,876)	(4,253)	(44,096)
Recoveries	11,390	1,806	7	9,996	816	3,408	616	1,044	29,083
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$13,615	$1,490	$574	$1,649	$328	$11	$—	$199	$17,866
Ending balance impaired loans collectively evaluated for impairment	$2,852	$1,731	$—	$1,938	$767	$13,004	$308	$11,965	$32,565
Total impaired loans	$16,467	$3,221	$574	$3,587	$1,095	$13,015	$308	$12,164	$50,431
Ending balance all other loans collectively evaluated for impairment	$99,558	$13,289	$1,036	$42,746	$19,904	$17,344	$6,127	$15,867	$215,871
Total	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302
Loans:
Ending balance impaired loans individually evaluated for impairment	$45,118	$20,731	$1,801	$19,683	$3,776	$962	$—	$9,751	$101,822
Ending balance impaired loans collectively evaluated for impairment	$38,437	$15,548	$—	$26,129	$2,350	$30,845	$1,587	$58,911	$173,807
Total impaired loans	$83,555	$36,279	$1,801	$45,812	$6,126	$31,807	$1,587	$68,662	$275,629
Ending balance all other loans collectively evaluated for impairment	$5,822,347	$971,658	$49,728	$3,010,673	$1,002,830	$1,604,251	$452,632	$4,404,098	$17,318,217
Total	$5,905,902	$1,007,937	$51,529	$3,056,485	$1,008,956	$1,636,058	$454,219	$4,472,760	$17,593,846
The following table presents commercial loans by credit quality indicator at March 31, 2015.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,820,038	$93,893	$138,403	$88,086	$6,140,420
Commercial real estate - owner occupied	911,673	17,457	43,114	31,641	1,003,885
Lease financing	44,857	910	2,009	1,720	49,496
Commercial and business lending	6,776,568	112,260	183,526	121,447	7,193,801
Commercial real estate - investor	3,013,499	10,938	26,026	36,517	3,086,980
Real estate construction	1,011,271	673	1,487	6,140	1,019,571
Commercial real estate lending	4,024,770	11,611	27,513	42,657	4,106,551
Total commercial	$10,801,338	$123,871	$211,039	$164,104	$11,300,352

The following table presents commercial loans by credit quality indicator at December 31, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,594,497	$119,328	$108,522	$83,555	$5,905,902
Commercial real estate - owner occupied	904,526	18,437	48,695	36,279	1,007,937
Lease financing	46,931	88	2,709	1,801	51,529
Commercial and business lending	6,545,954	137,853	159,926	121,635	6,965,368
Commercial real estate - investor	2,974,493	12,137	24,043	45,812	3,056,485
Real estate construction	998,972	2,082	1,776	6,126	1,008,956
Commercial real estate lending	3,973,465	14,219	25,819	51,938	4,065,441
Total commercial	$10,519,419	$152,072	$185,745	$173,573	$11,030,809
The following table presents consumer loans by credit quality indicator at March 31, 2015.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,542,482	$10,008	$958	$30,166	$1,583,614
Installment and credit cards	433,268	1,818	—	1,406	436,492
Residential mortgage	4,581,063	3,403	6,621	67,487	4,658,574
Total consumer	$6,556,813	$15,229	$7,579	$99,059	$6,678,680
The following table presents consumer loans by credit quality indicator at December 31, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,592,788	$10,583	$880	$31,807	$1,636,058
Installment and credit cards	450,698	1,932	2	1,587	454,219
Residential mortgage	4,397,271	3,046	3,781	68,662	4,472,760
Total consumer	$6,440,757	$15,561	$4,663	$102,056	$6,563,037
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

The following table presents loans by past due status at March 31, 2015.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$1,281	$436	$197	$1,914	$6,076,886	$6,078,800
Commercial real estate - owner occupied	1,849	—	—	1,849	980,175	982,024
Lease financing	—	—	—	—	47,776	47,776
Commercial and business lending	3,130	436	197	3,763	7,104,837	7,108,600
Commercial real estate - investor	1,767	448	—	2,215	3,071,023	3,073,238
Real estate construction	317	—	—	317	1,013,831	1,014,148
Commercial real estate lending	2,084	448	—	2,532	4,084,854	4,087,386
Total commercial	5,214	884	197	6,295	11,189,691	11,195,986
Home equity	8,637	1,371	85	10,093	1,553,094	1,563,187
Installment and credit cards	1,180	638	1,433	3,251	432,726	435,977
Residential mortgage	3,302	101	—	3,403	4,606,133	4,609,536
Total consumer	13,119	2,110	1,518	16,747	6,591,953	6,608,700
Total accruing loans	$18,333	$2,994	$1,715	$23,042	$17,781,644	$17,804,686
Nonaccrual loans
Commercial and industrial	$5,828	$3,415	$9,935	$19,178	$42,442	$61,620
Commercial real estate - owner occupied	2,275	185	8,644	11,104	10,757	21,861
Lease financing	—	—	513	513	1,207	1,720
Commercial and business lending	8,103	3,600	19,092	30,795	54,406	85,201
Commercial real estate - investor	175	—	5,395	5,570	8,172	13,742
Real estate construction	1,350	173	872	2,395	3,028	5,423
Commercial real estate lending	1,525	173	6,267	7,965	11,200	19,165
Total commercial	9,628	3,773	25,359	38,760	65,606	104,366
Home equity	1,318	1,829	9,578	12,725	7,702	20,427
Installment and credit cards	33	35	154	222	293	515
Residential mortgage	3,276	3,321	17,531	24,128	24,910	49,038
Total consumer	4,627	5,185	27,263	37,075	32,905	69,980
Total nonaccrual loans (b)	$14,255	$8,958	$52,622	$75,835	$98,511	$174,346
Total loans
Commercial and industrial	$7,109	$3,851	$10,132	$21,092	$6,119,328	$6,140,420
Commercial real estate - owner occupied	4,124	185	8,644	12,953	990,932	1,003,885
Lease financing	—	—	513	513	48,983	49,496
Commercial and business lending	11,233	4,036	19,289	34,558	7,159,243	7,193,801
Commercial real estate - investor	1,942	448	5,395	7,785	3,079,195	3,086,980
Real estate construction	1,667	173	872	2,712	1,016,859	1,019,571
Commercial real estate lending	3,609	621	6,267	10,497	4,096,054	4,106,551
Total commercial	14,842	4,657	25,556	45,055	11,255,297	11,300,352
Home equity	9,955	3,200	9,663	22,818	1,560,796	1,583,614
Installment and credit cards	1,213	673	1,587	3,473	433,019	436,492
Residential mortgage	6,578	3,422	17,531	27,531	4,631,043	4,658,574
Total consumer	17,746	7,295	28,781	53,822	6,624,858	6,678,680
Total loans	$32,588	$11,952	$54,337	$98,877	$17,880,155	$17,979,032

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at March 31, 2015 (the same as the reported balances for the accruing loans noted above).

(b)	The percent of nonaccrual loans which are current was 57% at March 31, 2015.

The following table presents loans by past due status at December 31, 2014.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$4,466	$10,281	$254	$15,001	$5,841,238	$5,856,239
Commercial real estate - owner occupied	8,429	2,199	—	10,628	971,484	982,112
Lease financing	—	—	—	—	49,728	49,728
Commercial and business lending	12,895	12,480	254	25,629	6,862,450	6,888,079
Commercial real estate - investor	712	496	—	1,208	3,032,592	3,033,800
Real estate construction	951	33	—	984	1,002,573	1,003,557
Commercial real estate lending	1,663	529	—	2,192	4,035,165	4,037,357
Total commercial	14,558	13,009	254	27,821	10,897,615	10,925,436
Home equity	8,037	2,546	52	10,635	1,603,682	1,614,317
Installment and credit cards	1,186	746	1,317	3,249	450,357	453,606
Residential mortgage	2,840	206	—	3,046	4,420,028	4,423,074
Total consumer	12,063	3,498	1,369	16,930	6,474,067	6,490,997
Total accruing loans	$26,621	$16,507	$1,623	$44,751	$17,371,682	$17,416,433
Nonaccrual loans
Commercial and industrial	$872	$627	$10,154	$11,653	$38,010	$49,663
Commercial real estate - owner occupied	3,197	41	8,596	11,834	13,991	25,825
Lease financing	—	—	513	513	1,288	1,801
Commercial and business lending	4,069	668	19,263	24,000	53,289	77,289
Commercial real estate - investor	1,857	459	12,765	15,081	7,604	22,685
Real estate construction	87	73	798	958	4,441	5,399
Commercial real estate lending	1,944	532	13,563	16,039	12,045	28,084
Total commercial	6,013	1,200	32,826	40,039	65,334	105,373
Home equity	1,615	2,306	10,602	14,523	7,218	21,741
Installment and credit cards	96	39	141	276	337	613
Residential mortgage	5,028	2,653	19,730	27,411	22,275	49,686
Total consumer	6,739	4,998	30,473	42,210	29,830	72,040
Total nonaccrual loans (b)	$12,752	$6,198	$63,299	$82,249	$95,164	$177,413
Total loans
Commercial and industrial	$5,338	$10,908	$10,408	$26,654	$5,879,248	$5,905,902
Commercial real estate - owner occupied	11,626	2,240	8,596	22,462	985,475	1,007,937
Lease financing	—	—	513	513	51,016	51,529
Commercial and business lending	16,964	13,148	19,517	49,629	6,915,739	6,965,368
Commercial real estate - investor	2,569	955	12,765	16,289	3,040,196	3,056,485
Real estate construction	1,038	106	798	1,942	1,007,014	1,008,956
Commercial real estate lending	3,607	1,061	13,563	18,231	4,047,210	4,065,441
Total commercial	20,571	14,209	33,080	67,860	10,962,949	11,030,809
Home equity	9,652	4,852	10,654	25,158	1,610,900	1,636,058
Installment and credit cards	1,282	785	1,458	3,525	450,694	454,219
Residential mortgage	7,868	2,859	19,730	30,457	4,442,303	4,472,760
Total consumer	18,802	8,496	31,842	59,140	6,503,897	6,563,037
Total loans	$39,373	$22,705	$64,922	$127,000	$17,466,846	$17,593,846

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2014 (the same as the reported balances for the accruing loans noted above).

(b)	The percent of nonaccrual loans which are current was 54% at December 31, 2014.

The following table presents impaired loans at March 31, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$58,274	$59,809	$7,629	$58,815	$265
Commercial real estate - owner occupied	20,147	22,390	2,059	20,448	123
Lease financing	1,720	1,720	510	1,747	—
Commercial and business lending	80,141	83,919	10,198	81,010	388
Commercial real estate - investor	32,244	35,466	2,028	32,338	287
Real estate construction	2,967	4,354	1,041	2,987	17
Commercial real estate lending	35,211	39,820	3,069	35,325	304
Total commercial	115,352	123,739	13,267	116,335	692
Home equity	29,430	32,827	12,360	29,709	326
Installment and credit cards	1,406	1,618	264	1,437	9
Residential mortgage	60,444	64,709	11,495	60,761	495
Total consumer	91,280	99,154	24,119	91,907	830
Total loans	$206,632	$222,893	$37,386	$208,242	$1,522
Loans with no related allowance
Commercial and industrial	$29,812	$38,438	$—	$30,561	$104
Commercial real estate - owner occupied	11,494	13,672	—	11,753	—
Lease financing	—	—	—	—	—
Commercial and business lending	41,306	52,110	—	42,314	104
Commercial real estate - investor	4,273	6,565	—	4,954	8
Real estate construction	3,173	3,959	—	3,111	—
Commercial real estate lending	7,446	10,524	—	8,065	8
Total commercial	48,752	62,634	—	50,379	112
Home equity	736	763	—	766	2
Installment and credit cards	—	—	—	—	—
Residential mortgage	7,043	7,297	—	7,050	25
Total consumer	7,779	8,060	—	7,816	27
Total loans	$56,531	$70,694	$—	$58,195	$139
Total
Commercial and industrial	$88,086	$98,247	$7,629	$89,376	$369
Commercial real estate - owner occupied	31,641	36,062	2,059	32,201	123
Lease financing	1,720	1,720	510	1,747	—
Commercial and business lending	121,447	136,029	10,198	123,324	492
Commercial real estate - investor	36,517	42,031	2,028	37,292	295
Real estate construction	6,140	8,313	1,041	6,098	17
Commercial real estate lending	42,657	50,344	3,069	43,390	312
Total commercial	164,104	186,373	13,267	166,714	804
Home equity	30,166	33,590	12,360	30,475	328
Installment and credit cards	1,406	1,618	264	1,437	9
Residential mortgage	67,487	72,006	11,495	67,811	520
Total consumer	99,059	107,214	24,119	99,723	857
Total loans (b)	$263,163	$293,587	$37,386	$266,437	$1,661

(a)	Interest income recognized included $1 million of interest income recognized on accruing restructured loans for the three months ended March 31, 2015

(b)
The implied fair value mark on all impaired loans at March 31, 2015, was 77% of their unpaid principal balance. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

The following table presents impaired loans at December 31, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$76,433	$80,414	$16,467	$80,004	$3,139
Commercial real estate - owner occupied	19,839	21,807	3,221	20,878	681
Lease financing	1,801	1,801	574	2,009	—
Commercial and business lending	98,073	104,022	20,262	102,891	3,820
Commercial real estate - investor	36,841	40,869	3,587	38,657	1,250
Real estate construction	3,043	5,910	1,095	3,818	105
Commercial real estate lending	39,884	46,779	4,682	42,475	1,355
Total commercial	137,957	150,801	24,944	145,366	5,175
Home equity	31,021	34,727	13,015	32,375	1,510
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	61,601	65,863	12,164	62,742	2,054
Total consumer	94,209	102,385	25,487	96,853	3,622
Total loans	$232,166	$253,186	$50,431	$242,219	$8,797
Loans with no related allowance
Commercial and industrial	$7,122	$12,634	$—	$8,851	$82
Commercial real estate - owner occupied	16,440	19,019	—	17,970	219
Lease financing	—	—	—	—	—
Commercial and business lending	23,562	31,653	—	26,821	301
Commercial real estate - investor	8,971	14,036	—	10,014	133
Real estate construction	3,083	3,815	—	3,241	—
Commercial real estate lending	12,054	17,851	—	13,255	133
Total commercial	35,616	49,504	—	40,076	434
Home equity	786	806	—	851	18
Installment and credit cards	—	—	—	—	—
Residential mortgage	7,061	7,315	—	7,224	135
Total consumer	7,847	8,121	—	8,075	153
Total loans	$43,463	$57,625	$—	$48,151	$587
Total
Commercial and industrial	$83,555	$93,048	$16,467	$88,855	$3,221
Commercial real estate - owner occupied	36,279	40,826	3,221	38,848	900
Lease financing	1,801	1,801	574	2,009	—
Commercial and business lending	121,635	135,675	20,262	129,712	4,121
Commercial real estate - investor	45,812	54,905	3,587	48,671	1,383
Real estate construction	6,126	9,725	1,095	7,059	105
Commercial real estate lending	51,938	64,630	4,682	55,730	1,488
Total commercial	173,573	200,305	24,944	185,442	5,609
Home equity	31,807	35,533	13,015	33,226	1,528
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	68,662	73,178	12,164	69,966	2,189
Total consumer	102,056	110,506	25,487	104,928	3,775
Total loans (b)	$275,629	$310,811	$50,431	$290,370	$9,384

(a)	Interest income recognized included $5 million of interest income recognized on accruing restructured loans for the year ended December 31, 2014.

(b)
The implied fair value mark on all impaired loans at December 31, 2014, was 72% of their unpaid principal balance. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

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
While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the asset (i.e., after charge off of identified losses, if any) is deemed to be fully collectible. The determination as to the ultimate collectability of the asset’s remaining recorded investment must be supported by a current, well documented, credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained repayment performance, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A sustained period of repayment performance generally would be a minimum of six months.
Troubled Debt Restructurings (“Restructured Loans”):
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had an $11 million recorded investment in loans modified in troubled debt restructurings for the three months ended March 31, 2015, of which $2 million was in accrual status and $9 million was in nonaccrual pending a sustained period of repayment.
All restructured loans are disclosed as restructured loans in the calendar year of restructuring. In subsequent years, a restructured loan modified at a market rate that has performed according to the modified terms for at least six months will cease being disclosed as a restructured loan. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	March 31, 2015		December 31, 2014
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$26,466	$6,631	$33,892	$3,260
Commercial real estate - owner occupied	9,780	5,705	10,454	5,656
Commercial real estate - investor	22,775	8,697	23,127	15,216
Real estate construction	717	2,349	727	2,438
Home equity	9,739	6,555	10,066	7,518
Installment and credit cards	891	167	974	199
Residential mortgage	18,449	23,449	18,976	23,369
Total	$88,817	$53,553	$98,216	$57,656

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio for the three months ended March 31, 2015 and 2014, and the recorded investment and unpaid principal balance as of March 31, 2015 and 2014.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	2	$196	$208	8	$3,446	$7,218
Commercial real estate - owner occupied	5	3,585	3,641	4	5,298	5,781
Commercial real estate - investor	4	3,030	3,042	4	1,643	1,676
Home equity	36	1,782	1,843	30	935	1,218
Installment and credit cards	—	—	—	1	10	20
Residential mortgage	30	2,816	2,864	21	2,750	2,920
Total	77	$11,409	$11,598	68	$14,082	$18,833

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2015, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans for the three months ended March 31, 2015, primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.
The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three months ended March 31, 2015 and 2014, as well as the recorded investment in these restructured loans as of March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial real estate - owner occupied	1	$297	—	$—
Real estate construction	—	—	1	161
Home equity	24	855	7	388
Installment and credit cards	—	—	1	10
Residential mortgage	16	1,239	12	1,761
Total	41	$2,391	21	$2,320
All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.
NOTE 8: Goodwill and Other Intangible Assets
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
The Corporation conducted its most recent annual impairment testing in May 2014, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ Bank index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the date of the last impairment testing that have changed the Corporation's impairment assessment conclusion.
At March 31, 2015, the Corporation had goodwill of $969 million. There was an addition to the carrying amount of goodwill of approximately $40 million for the Ahmann & Martin Co. acquisition that occurred during the quarter ended March 31, 2015. See Note 2 for additional information on the Ahmann & Martin Co. acquisition.
Other Intangible Assets: The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. There was an addition to the gross carrying amount of other intangibles of approximately $12 million for the customer relationships acquired with the Ahmann & Martin Co. acquisition that occurred during the quarter ended March 31, 2015. See Note 2 for additional information on the Ahmann & Martin Co. acquisition. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$36,230
Accumulated amortization	(34,875)	(34,433)
Net book value	$1,355	$1,797
Amortization during the period	$442	$2,868
Other intangibles:
Gross carrying amount	$30,898	$19,283
Accumulated amortization	(14,002)	(13,643)
Net book value	$16,896	$5,640
Additions during the period	$11,615	$—
Amortization during the period	$359	$879
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date.
The Corporation periodically evaluates its mortgage servicing rights asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 13 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 14 which further discusses fair value measurement relative to the mortgage servicing rights asset.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$61,379	$64,193
Additions	3,010	8,253
Amortization	(3,179)	(11,067)
Mortgage servicing rights at end of period	$61,210	$61,379
Valuation allowance at beginning of period	(1,234)	(913)
Additions, net	(243)	(321)
Valuation allowance at end of period	(1,477)	(1,234)
Mortgage servicing rights, net	$59,733	$60,145
Fair value of mortgage servicing rights	$64,026	$66,342
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	7,919,711	7,999,294
Mortgage servicing rights, net to servicing portfolio	0.75%	0.75%
Mortgage servicing rights expense (1)	$3,422	$11,388

(1)
Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2015. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine months ending December 31, 2015	$962	$1,299	$8,643
Year ending December 31, 2016	281	1,696	9,596
Year ending December 31, 2017	112	1,663	7,778
Year ending December 31, 2018	—	1,633	6,338
Year ending December 31, 2019	—	1,334	5,195
Year ending December 31, 2020	—	1,218	4,276
Beyond 2020	—	8,053	19,384
Total Estimated Amortization Expense	$1,355	$16,896	$61,210

NOTE 9: Short and Long-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	March 31, 2015	December 31, 2014
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$58,700	$109,770
Securities sold under agreements to repurchase	528,572	384,221
Federal funds purchased and securities sold under agreements to repurchase	$587,272	$493,991
FHLB advances	—	500,000
Commercial paper	75,265	74,297
Other short-term funding	75,265	574,297
Total short-term funding	$662,537	$1,068,288
Long-Term Funding
FHLB advances	$2,500,251	$3,000,260
Senior notes, at par	680,000	680,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(326)	(143)
Total long-term funding	3,429,925	3,930,117
Total short and long-term funding	$4,092,462	$4,998,405
Short-term funding:
The securities sold under agreements to repurchase represent short-term funding which is collateralized by securities of the U.S. Government or its agencies. The FHLB advances included in short-term funding are those with original contractual maturities of one year or less. During the first quarter of 2015, the Corporation repaid $500 million of short-term FHLB advances.
Long-term funding:
FHLB Advances: Long-term FHLB advances had a weighted-average interest rate of 0.12% for March 31, 2015 compared to 0.11% at December 31, 2014. The FHLB advances are indexed to the FHLB discount note and reprice at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile. During the first quarter of 2015, the Corporation early redeemed $500 million of long-term FHLB advances.
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
NOTE 10: Income Taxes
The Corporation recognized income tax expense of $22 million for the first quarter of 2015, compared to income tax expense of $21 million for the comparable period in 2014. The effective tax rate was 32.49% for the first quarter of 2015, compared to an effective tax rate of 31.35% for the first quarter of 2014.
NOTE 11: Derivative and Hedging Activities
The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation has used, and may again use in the future, derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheet from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $7 million of investment securities as collateral at March 31, 2015, and pledged $11 million of investment securities as collateral at December 31, 2014. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of June 10, 2013, the Corporation must clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At March 31, 2015, the Corporation posted cash collateral for the margin of $23 million, compared to $15 million at December 31, 2014.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. The fair value of the Corporation’s interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 14 for additional fair value information and disclosures.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments not designated as hedging instruments.

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
March 31, 2015
Interest rate-related instruments — customer and mirror	$1,655,749	$38,990	Trading assets	1.50%	1.50%	41 months
Interest rate-related instruments — customer and mirror	1,655,749	(41,633)	Trading liabilities	1.50%	1.50%	41 months
Interest rate lock commitments (mortgage)	207,110	3,685	Other assets	--	--	--
Forward commitments (mortgage)	309,275	(1,795)	Other liabilities	--	--	--
Foreign currency exchange forwards	88,834	3,346	Trading assets	--	--	--
Foreign currency exchange forwards	79,934	(3,097)	Trading liabilities	--	--	--
Purchased options (time deposit)	109,510	6,111	Other assets	--	--	--
Written options (time deposit)	109,510	(6,111)	Other liabilities	--	--	--
December 31, 2014
Interest rate-related instruments — customer and mirror	$1,636,480	$33,023	Trading assets	1.60%	1.60%	42 months
Interest rate-related instruments — customer and mirror	1,636,480	(35,372)	Trading liabilities	1.60%	1.60%	42 months
Interest rate lock commitments (mortgage)	126,379	1,947	Other assets	--	--	--
Forward commitments (mortgage)	234,500	(2,435)	Other liabilities	--	--	--
Foreign currency exchange forwards	60,742	2,140	Trading assets	--	--	--
Foreign currency exchange forwards	56,573	(1,957)	Trading liabilities	--	--	--
Purchased options (time deposit)	110,347	6,054	Other assets	--	--	--
Written options (time deposit)	110,347	(6,054)	Other liabilities	--	--	--

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain /(Loss) Recognized in Income	Gain /(Loss) Recognized in Income
		($ in Thousands)
Three Months Ended March 31, 2015
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(294)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,738
Forward commitments (mortgage)	Mortgage banking, net	640
Foreign currency exchange forwards	Capital market fees, net	66
Three Months Ended March 31, 2014
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$70
Interest rate lock commitments (mortgage)	Mortgage banking, net	375
Forward commitments (mortgage)	Mortgage banking, net	(789)
Foreign currency exchange forwards	Capital market fees, net	44
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

Written and purchased option derivatives (time deposit)
The Corporation has periodically entered into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”). During September 2013, the Corporation terminated the Power CD product. The Power CD was a time deposit that provided the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation received a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets.
NOTE 12: Balance Sheet Offsetting
Interest Rate-Related Instruments (“Interest Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation mitigates this risk by entering into equal and offsetting interest rate-related instruments with highly rated third party financial institutions. The interest agreements are free-standing derivatives and are recorded at fair value in the Corporation’s consolidated balance sheet. The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all interest agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. See Note 11 for additional information on the Corporation’s derivative and hedging activities.
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
The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2015 and December 31, 2014. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset
				in the balance sheet
				Financial instruments	Collateral	Net amount

March 31, 2015	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$143	$—	$143	$(143)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$40,348	$—	$40,348	$(143)	$(30,481)	$9,724

December 31, 2014
Derivative assets:
Interest rate-related instruments	$558	$—	$558	$(558)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$34,087	$—	$34,087	$(558)	$(26,105)	$7,424
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

	March 31, 2015	December 31, 2014
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,362,769	$6,884,411
Commercial letters of credit (1)	11,938	9,179
Standby letters of credit (3)	333,716	353,292

(1)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2015 or December 31, 2014.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3 million at March 31, 2015 compared to $4 million at December 31, 2014, as an estimate of the fair value of these financial instruments.

Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $25 million at both March 31, 2015 and December 31, 2014, and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 7 for additional information on the allowance for unfunded commitments.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at March 31, 2015 was $41 million, compared to $27 million at December 31, 2014, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $28 million at both March 31, 2015 and December 31, 2014.
Contingent Liabilities
The Corporation is party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial amounts. Although there can be no assurance as to the ultimate outcomes, the Corporation believes it has meritorious defenses to the claims asserted against it in its current outstanding matters, including the matters described below, and with respect to such legal proceedings, intends to continue to defend itself vigorously. The Corporation will consider settlement of cases when, in management’s judgment, it is in the best interests of both the Corporation and its shareholders.
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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013. On March 2, 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court and remanded the case back to the District Court for further proceedings. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

The U.S. Department of Housing and Urban Development (“HUD”) is investigating the Bank’s compliance with fair housing laws, particularly from the period 2008 to 2011. There are several possible outcomes from this matter, including administrative or court proceedings, or a conciliation agreement with HUD. The Corporation believes it has been in compliance in all material respects with all applicable laws and regulations related to fair housing. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such investigation by HUD.

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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $800,000 and $5 million during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively, and paid loss reimbursement or settlement claims of approximately $6,000 and $734,000 during the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The Corporation had a mortgage repurchase reserve for potential claims on loans previously sold of $2 million at March 31, 2015, compared to $3 million at December 31, 2014. Make whole requests during 2014 and the first three months of 2015 generally arose from loans sold during the period January 1, 2006 to December 31, 2014, which totaled $18.9 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2015, approximately $7.5 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For The Three Months Ended March 31, 2015	For The Year Ended December 31, 2014
	($ in Thousands)
Balance at beginning of period	$3,258	$5,737
Repurchase provision expense	128	505
Adjustments to provision expense	(950)	(2,250)
(Charge offs) recoveries	45	(734)
Balance at end of period	$2,481	$3,258
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2015 and December 31, 2014, there were approximately $52 million and $46 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2015 and December 31, 2014, there were $167 million and $178 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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
Investment securities available for sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include obligations of state and political subdivisions (municipal securities), mortgage-related securities and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 6 for additional disclosure regarding the Corporation’s investment securities.
Derivative financial instruments (interest rate-related instruments): The Corporation has used, and may again use in the future, interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 11 for additional disclosure regarding the Corporation’s derivative financial instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2015, and December 31, 2014, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
Derivative financial instruments (foreign currency exchange forwards): The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. See Note 11 for additional disclosures regarding the Corporation’s foreign currency exchange forwards.
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
The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 11 for additional disclosure regarding the Corporation’s mortgage derivatives.
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
Impaired Loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. See Note 7 for additional information regarding the Corporation’s impaired loans.

Mortgage servicing rights: Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The valuation model incorporates prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 8 for additional disclosure regarding the Corporation’s mortgage servicing rights.

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	March 31, 2015	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Obligations of state and political subdivisions (municipal securities)	524,587	—	524,587	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,675,114	—	3,675,114	—
Private-label	1,953	—	1,953	—
GSE commercial mortgage-related securities	1,149,256	—	1,149,256	—
Other securities (debt and equity)	6,398	3,198	3,000	200
Total investment securities available for sale	$5,358,310	$4,200	$5,353,910	$200
Derivatives (trading and other assets)	$52,132	$—	$48,447	$3,685
Liabilities:
Derivatives (trading and other liabilities)	$52,636	$—	$50,841	$1,795
		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$998	$998	$—	$—
Obligations of state and political subdivisions (municipal securities)	582,679	—	582,679	—
Residential mortgage-related securities:
GSE	3,730,789	—	3,730,789	—
Private-label	2,294	—	2,294	—
GSE commercial mortgage-related securities	1,073,893	—	1,073,893	—
Other securities (debt and equity)	6,159	2,959	3,000	200
Total investment securities available for sale	$5,396,812	$3,957	$5,392,655	$200
Derivatives (trading and other assets)	$43,164	$—	$41,217	$1,947
Liabilities:
Derivatives (trading and other liabilities)	$45,818	$—	$43,383	$2,435

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2014 and the three months ended March 31, 2015, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2013	$299	$1,717
Total net losses included in income:
Mortgage derivative loss	—	(2,205)
Sales of investment securities	(99)	—
Balance December 31, 2014	$200	$(488)
Total net gains included in income:
Mortgage derivative gain	—	2,378
Balance March 31, 2015	$200	$1,890
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2015, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale): The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At March 31, 2015, the closing ratio was 86%.
Impaired loans: For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in average discounts of 20% to 30%.
Mortgage servicing rights: The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 15.0% and 9.6% at March 31, 2015, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
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

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	March 31, 2015	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$161,662	$—	$161,662	$—
Impaired loans (1)	93,580	—	—	93,580
Mortgage servicing rights	64,026	—	—	64,026
		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$156,423	$—	$156,423	$—
Impaired loans (1)	83,956	—	—	83,956
Mortgage servicing rights	66,342	—	—	66,342

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first three months of 2015 and the full year 2014, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $2 million for the first three months of 2015 and $21 million for the year ended December 31, 2014. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of less than one million and $2 million to asset losses, net for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments were as follows.

	March 31, 2015
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$355,541	$355,541	$355,541	$—	$—
Interest-bearing deposits in other financial institutions	488,426	488,426	488,426	—	—
Federal funds sold and securities purchased under agreements to resell	3,380	3,380	3,380	—	—
Investment securities held to maturity	438,047	446,697	—	446,697	—
Investment securities available for sale	5,358,310	5,358,310	4,200	5,353,910	200
FHLB and Federal Reserve Bank stocks	189,222	189,222	—	189,222	—
Loans held for sale	159,963	161,662	—	161,662	—
Loans, net	17,713,764	17,921,155	—	—	17,921,155
Bank owned life insurance	576,707	576,707	—	576,707	—
Accrued interest receivable	69,759	69,759	69,759	—	—
Interest rate-related instruments	38,990	38,990	—	38,990	—
Foreign currency exchange forwards	3,346	3,346	—	3,346	—
Interest rate lock commitments to originate residential mortgage loans held for sale	3,685	3,685	—	—	3,685
Purchased options (time deposit)	6,111	6,111	—	6,111	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$18,215,591	$18,215,591	$—	$—	$18,215,591
Brokered CDs and other time deposits	1,636,001	1,639,738	—	1,639,738	—
Short-term funding	662,537	662,537	—	662,537	—
Long-term funding	3,429,925	3,487,809	—	3,487,809	—
Accrued interest payable	8,582	8,582	8,582	—	—
Interest rate-related instruments	41,633	41,633	—	41,633	—
Foreign currency exchange forwards	3,097	3,097	—	3,097	—
Standby letters of credit (1)	3,373	3,373	—	3,373	—
Forward commitments to sell residential mortgage loans	1,795	1,795	—	—	1,795
Written options (time deposit)	6,111	6,111	—	6,111	—

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$444,113	$444,113	$444,113	$—	$—
Interest-bearing deposits in other financial institutions	571,924	571,924	571,924	—	—
Federal funds sold and securities purchased under agreements to resell	16,030	16,030	16,030	—	—
Investment securities held to maturity	404,455	413,067	—	413,067	—
Investment securities available for sale	5,396,812	5,396,812	3,957	5,392,655	200
FHLB and Federal Reserve Bank stocks	189,107	189,107	—	189,107	—
Loans held for sale	154,935	156,423	—	156,423	—
Loans, net	17,327,544	17,427,647	—	—	17,427,647
Bank owned life insurance	574,154	574,154	—	574,154	—
Accrued interest receivable	67,573	67,573	67,573	—	—
Interest rate-related instruments	33,023	33,023	—	33,023	—
Foreign currency exchange forwards	2,140	2,140	—	2,140	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,947	1,947	—	—	1,947
Purchased options (time deposit)	6,054	6,054	—	6,054	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$17,192,049	$17,192,049	$—	$—	$17,192,049
Brokered CDs and other time deposits	1,571,455	1,571,455	—	1,571,455	—
Short-term funding	1,068,288	1,068,288	—	1,068,288	—
Long-term funding	3,930,117	3,975,605	—	3,975,605	—
Accrued interest payable	9,530	9,530	9,530	—	—
Interest rate-related instruments	35,372	35,372	—	35,372	—
Foreign currency exchange forwards	1,957	1,957	—	1,957	—
Standby letters of credit (1)	3,542	3,542	—	3,542	—
Forward commitments to sell residential mortgage loans	2,435	2,435	—	—	2,435
Written options (time deposit)	6,054	6,054	—	6,054	—

(1)
The commitment on standby letters of credit was $334 million and $353 million at March 31, 2015 and December 31, 2014, respectively. See Note 13 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Deposits – The fair value of deposits with no stated maturity such as noninterest-bearing demand deposits, savings, interest-bearing demand deposits, and money market deposits, is equal to the amount payable on demand as of the balance sheet date. The fair value of Brokered CDs and other time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. However, if the estimated fair value of Brokered CDs and other time deposits is less than the carrying value, the carrying value is reported as the fair value.
Accrued interest payable and short-term funding – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Long-term funding – Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing long-term funding.
Interest rate-related instruments – The fair value of interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative. The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
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
NOTE 15: Retirement Plans
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three months ended March 31, 2015 and 2014, respectively, and for the full year 2014 were as follows.

	Three Months Ended March 31,		Year Ended December 31,
	2015	2014	2014
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$3,063	$2,975	$11,058
Interest cost	1,642	1,790	7,132
Expected return on plan assets	(5,350)	(4,855)	(19,922)
Amortization of prior service cost	13	15	58
Amortization of actuarial loss	532	325	1,384
Total net periodic benefit cost	$(100)	$250	$(290)
Postretirement Plan:
Interest cost	$35	$39	$150
Amortization of actuarial gain	—	(9)	(35)
Total net periodic benefit cost	$35	$30	$115
The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan.
NOTE 16: Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services, with no segment representing more than half of the assets of the Corporation as a whole.
The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation's 2014 annual report on Form 10-K with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in the Corporation's 2014 annual report on Form 10-K to assess the overall appropriateness of the allowance for credit losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2015, certain organizational and methodology changes were made and, accordingly, 2014 results have been restated and presented on a comparable basis.
A description of each business segment is presented below.
Corporate and Commercial Specialty — The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, non-profits, municipalities, and financial institutions. In serving this segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, commercial real estate financing, construction loans, letters of credit, leasing, and asset based lending; for our larger clients we also provide loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) specialized financial services such as swaps, capital markets, foreign exchange, and international banking solutions.
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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2015
Net interest income	$75,691	$86,357	$5,765	$167,813
Noninterest income	12,613	65,514	1,949	80,076
Total revenue	88,304	151,871	7,714	247,889
Credit provision *	9,526	7,071	(12,097)	4,500
Noninterest expense	34,460	118,543	21,252	174,255
Income (loss) before income taxes	44,318	26,257	(1,441)	69,134
Income tax expense (benefit)	15,368	9,190	(2,096)	22,462
Net income	$28,950	$17,067	$655	$46,672
Return on average allocated capital (ROT1CE) **	12.5%	10.7%	(1.1)%	10.2%
Three Months Ended March 31, 2014
Net interest income	$74,065	$72,251	$18,657	$164,973
Noninterest income	11,854	55,829	5,838	73,521
Total revenue	85,919	128,080	24,495	238,494
Credit provision *	13,032	4,948	(12,980)	5,000
Noninterest expense	35,721	111,199	20,738	167,658
Income before income taxes	37,166	11,933	16,737	65,836
Income tax expense	13,008	4,176	3,453	20,637
Net income	$24,158	$7,757	$13,284	$45,199
Return on average allocated capital (ROT1CE) **	11.0%	5.9%	10.2%	9.4%
Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for 1Q 2015
Average earning assets	$9,218,844	$8,525,399	$6,403,783	$24,148,026
Average loans	9,210,992	8,525,399	78,724	17,815,115
Average deposits	5,421,541	10,522,618	3,111,037	19,055,196
Average allocated capital (T1CE) **	$942,764	$647,375	$214,078	$1,804,217
Average Balances for 1Q 2014
Average earning assets	$8,850,984	$7,230,394	$5,811,125	$21,892,503
Average loans	8,843,070	7,230,394	91,153	16,164,617
Average deposits	5,241,027	9,539,887	2,209,358	16,990,272
Average allocated capital (T1CE) **	$886,927	$535,752	$476,856	$1,899,535

*	The consolidated credit provision is equal to the actual reported provision for credit losses.

**
The Federal Reserve establishes capital adequacy requirements for the Corporation, including Tier 1 capital. Tier 1 capital is comprised of common capital and certain redeemable, non-cumulative preferred stock. Average allocated capital represents average Tier 1 common equity which is defined as average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure. For segment reporting purposes, the ROT1CE reflects return on average allocated Tier 1 common equity ("T1CE"). The ROT1CE for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 17: Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at March 31, 2015 and 2014, changes during the three month periods then ended, and reclassifications out of accumulated other comprehensive income during the three month periods ended March 31, 2015 and 2014, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and post retirement obligations are a component of personnel expense on the consolidated statements of income.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$18,512	$(23,362)	$(4,850)
Other comprehensive income before reclassifications	47,418	—	47,418
Amounts reclassified from accumulated other comprehensive income	—	545	545
Income tax expense	(18,105)	(208)	(18,313)
Net other comprehensive income during period	29,313	337	29,650
Balance March 31, 2015	$47,825	$(23,025)	$24,800
Balance January 1, 2014	$(11,396)	$(12,848)	$(24,244)
Other comprehensive income before reclassifications	20,627	—	20,627
Amounts reclassified from accumulated other comprehensive income (loss)	(378)	331	(47)
Income tax expense	(7,786)	(127)	(7,913)
Net other comprehensive income during period	12,463	204	12,667
Balance March 31, 2014	$1,067	$(12,644)	$(11,577)
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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, and as may be described from time to time in the Corporation’s subsequent SEC filings.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Form 10-Q and should be read in conjunction therewith.

Performance Summary

•
Average loans grew $1.7 billion (10%) from the first quarter of 2014, with commercial loans accounting for the majority of the loan growth. Average deposits grew $2.1 billion (12%) from the first quarter of 2014, primarily in money market and interest-bearing demand accounts. For the remainder of 2015, the Corporation expects high single digit annual average loan growth and to maintain the loan / deposit ratio under 100%.

•
Credit quality was steady with minimal changes in charge offs, nonaccrual loans, and potential problem loans compared to the first quarter of 2014. For the remainder of 2015, the Corporation anticipates the provision for loan losses will grow based on expected loan growth, changes in risk grade, and other indicators of credit quality.

•
Net interest income of $168 million increased $3 million (2%) from the comparable quarter in 2014, while the net interest margin declined to 2.89%. For the remainder of 2015, the Corporation expects modest compression on the net interest margin throughout the rest of the year.

•
Noninterest income of $80 million increased $7 million (9%) from the first quarter of 2014, primarily in insurance commissions. For the remainder of 2015, the Corporation expects mid to upper single digit growth from 2014.

•
Noninterest expense of $174 million increased $7 million (4%) from the first quarter of 2014. For the remainder of 2015, the Corporation expects noninterest expense will increase in the low single digits from 2014 with a continued focus on efficiency initiatives.

TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	1st Qtr 2015	4th Qtr 2014	3rd Qtr 2014	2nd Qtr 2014	1st Qtr 2014
Net income (Quarter)	$46,672	$48,738	$50,207	$46,365	$45,199
Net income (Year-to-date)	46,672	190,509	141,771	91,564	45,199
Net income available to common equity (Quarter)	$45,444	$47,513	$48,952	$45,087	$43,955
Net income available to common equity (Year-to-date)	45,444	185,507	137,994	89,042	43,955
Earnings per common share – basic (Quarter)	$0.30	$0.31	$0.31	$0.28	$0.27
Earnings per common share – basic (Year-to-date)	0.30	1.17	0.86	0.55	0.27
Earnings per common share – diluted (Quarter)	$0.30	$0.31	$0.31	$0.28	$0.27
Earnings per common share – diluted (Year-to-date)	0.30	1.16	0.85	0.55	0.27
Return on average assets (Quarter)	0.71%	0.75%	0.78%	0.75%	0.76%
Return on average assets (Year-to-date)	0.71	0.76	0.76	0.75	0.76
Return on average equity (Quarter)	6.65%	6.83%	6.93%	6.43%	6.35%
Return on average equity (Year-to-date)	6.65	6.63	6.57	6.39	6.35
Return on average tangible common equity (Quarter)	10.16%	10.27%	10.35%	9.56%	9.45%
Return on average tangible common equity (Year-to-date)	10.16	9.91	9.79	9.51	9.45
Return on average Tier 1 common equity (Quarter) (1)	10.22%	10.35%	10.38%	9.56%	9.38%
Return on average Tier 1 common equity (Year-to-date) (1)	10.22	9.92	9.78	9.47	9.38
Efficiency ratio (Quarter) (2)	70.30%	70.33%	69.44%	69.70%	70.41%
Efficiency ratio (Year-to-date)(2)	70.30	69.97	69.85	70.05	70.41
Efficiency ratio, fully taxable equivalent (Quarter)(2)	68.86%	69.66%	69.04%	68.23%	68.86%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	68.86	68.95	68.71	68.54	68.86
Net interest margin (Quarter)	2.89%	3.04%	3.06%	3.08%	3.12%
Net interest margin (Year-to-date)	2.89	3.08	3.09	3.10	3.12

(1)
Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	1st Qtr 2015	4th Qtr 2014	3rd Qtr 2014	2nd Qtr 2014	1st Qtr 2014
Efficiency ratio (Quarter) (a)	70.30%	70.33%	69.44%	69.70%	70.41%
Taxable equivalent adjustment (Quarter)	(1.42)%	(1.40)%	(1.36)%	(1.32)%	(1.35)%
Asset gains, net (Quarter)	0.30%	1.05%	1.36%	0.26%	0.22%
Other intangible amortization (Quarter)	(0.32)%	(0.32)%	(0.40)%	(0.41)%	(0.42)%
Efficiency ratio, fully taxable equivalent (Quarter) (b)	68.86%	69.66%	69.04%	68.23%	68.86%

Efficiency ratio (Year-to-date) (a)	70.30%	69.97%	69.85%	70.05%	70.41%
Taxable equivalent adjustment (Year-to-date)	(1.42)%	(1.36)%	(1.34)%	(1.34)%	(1.35)%
Asset gains, net (Year-to-date)	0.30%	0.73%	0.61%	0.24%	0.22%
Other intangible amortization (Year-to-date)	(0.32)%	(0.39)%	(0.41)%	(0.41)%	(0.42)%
Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	68.86%	68.95%	68.71%	68.54%	68.86%

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

Net Interest Income and Net Interest Margin
TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$6,993,169	$55,915	3.24%	$6,131,185	$51,681	3.42%
Commercial real estate lending	4,102,733	36,403	3.60%	3,907,363	35,591	3.69%
Total commercial	11,095,902	92,318	3.37%	10,038,548	87,272	3.52%
Residential mortgage	4,663,849	36,885	3.17%	3,926,734	32,664	3.33%
Retail	2,055,364	23,668	4.64%	2,199,335	24,413	4.48%
Total loans	17,815,115	152,871	3.46%	16,164,617	144,349	3.61%
Investment securities(1)	5,754,747	37,159	2.58%	5,450,066	36,922	2.71%
Other short-term investments	578,164	1,692	1.18%	277,820	1,449	2.09%
Investments and other	6,332,911	38,851	2.45%	5,727,886	38,371	2.68%
Total earning assets	24,148,026	$191,722	3.20%	21,892,503	$182,720	3.36%
Other assets, net	2,458,899			2,320,710
Total assets	$26,606,925			$24,213,213
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,277,469	$238	0.08%	$1,195,337	$220	0.07%
Interest-bearing demand deposits	3,203,727	1,050	0.13%	2,796,247	823	0.12%
Money market deposits	8,653,260	3,785	0.18%	7,173,106	2,825	0.16%
Time deposits	1,594,183	2,546	0.65%	1,659,277	2,291	0.56%
Total interest-bearing deposits	14,728,639	7,619	0.21%	12,823,967	6,159	0.19%
Federal funds purchased and securities sold under agreements to repurchase	585,498	231	0.16%	805,187	305	0.15%
Other short-term funding	119,240	81	0.27%	328,516	116	0.14%
Long-term funding	3,735,602	10,872	1.17%	3,004,520	6,511	0.87%
Total short and long-term funding	4,440,340	11,184	1.01%	4,138,223	6,932	0.67%
Total interest-bearing liabilities	19,168,979	$18,803	0.39%	16,962,190	$13,091	0.31%
Noninterest-bearing demand deposits	4,326,557			4,166,305
Other liabilities	266,660			195,950
Stockholders’ equity	2,844,729			2,888,768
Total liabilities and equity	$26,606,925			$24,213,213
Interest rate spread			2.81%			3.05%
Net free funds			0.08%			0.07%
Net interest income, taxable equivalent, and net interest margin		$172,919	2.89%		$169,629	3.12%
Taxable equivalent adjustment		$5,106			$4,656
Net interest income		$167,813			$164,973

(1)
The yield on tax exempt loans and securities is computed on a taxable equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

Notable contributions to the change in net interest income were:

•
Net interest income on a taxable equivalent basis for the quarter ended March 31, 2015, was $173 million, an increase of $3 million (2%) versus the first quarter of 2014. The increase in taxable equivalent net interest income was attributable to favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $15 million), partially offset by unfavorable rate variances (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $12 million).

•
The net interest margin for the first quarter of 2015 was 2.89%, 23 bp lower than 3.12% for the same period in 2014. This comparable period decrease was comprised of a 24 bp decrease in interest rate spread (the net of a 16 bp decrease in yield on earning assets and an 8 bp increase in the cost of interest-bearing liabilities) and a 1 bp higher contribution from net free funds.

•
The Federal Reserve left interest rates unchanged during 2014 and the first quarter of 2015. The Federal Reserve has affirmed that it is unlikely that the short-term interest rates will increase until later in 2015.

•
The yield on earning assets was 3.20% for the first quarter of 2015, 16 bp lower than the comparable period last year. Loan yields were down 15 bp, (to 3.46%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 23 bp (to 2.45%), and was also impacted by the low interest rate environment and higher prepayment speeds of mortgage-related securities purchased at a premium.

•
The rate on interest-bearing liabilities of 0.39% for the first quarter of 2015 was 8 bp higher than the same period in 2014. The cost of short and long-term funding increased 34 bp (to 1.01%). The cost of short-term funding was relatively flat, while the cost of long-term funding increased 30 bp (to 1.17%), mainly due to the issuance of long-term senior and subordinated notes in late 2014.

•
Average earning assets were $24.1 billion for the first quarter of 2015, an increase of $2.3 billion (10%) from the comparable period last year. Average loans increased $1.7 billion, including increases in commercial loans (up $1.1 billion) and residential mortgage loans (up $737 million), while retail loans decreased (down $144 million). Average investment securities and other short-term investments increased $605 million, primarily in mortgage-related securities and interest-bearing deposits in other banks.

•
Average interest-bearing liabilities of $19.2 billion for the first quarter of 2015 increased $2.2 billion (13%) from the comparable period last year. Average interest-bearing deposits increased $1.9 billion (primarily in money market deposits), while noninterest bearing deposits increased $160 million. On average, short and long-term funding increased $302 million between the comparable quarterly periods, including a $731 million increase in long-term funding (also mainly due to the issuance of long-term senior and subordinated notes in late 2014), partially offset by a $429 million decrease in short-term funding.

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for both the first quarter of 2015 and 2014 was $5 million. The provision for credit losses was $16 million for the full year 2014. Net charge offs were $6 million for the first quarter of 2015, compared to $5 million for the first quarter of 2014 and $15 million for the full year of 2014. Annualized net charge offs as a percent of average loans for the first quarter of 2015 were 0.13%, compared to 0.14% for the first quarter of 2014 and 0.09% for the full year of 2014. See Tables 9 and 10.
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections “Credit Risk,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”

Noninterest Income
TABLE 3
Noninterest Income
($ in Thousands)

	1st Qtr 2015	1st Qtr 2014	Dollar Change	Percent Change
Trust service fees	$12,087	$11,711	$376	3.2%
Service charges on deposit accounts	15,806	16,400	(594)	(3.6)%
Card-based and other nondeposit fees	12,416	12,509	(93)	(0.7)%
Insurance commissions	19,728	12,317	7,411	60.2%
Brokerage and annuity commissions	3,683	4,033	(350)	(8.7)%
Core fee-based revenue	63,720	56,970	6,750	11.8%
Mortgage banking income	10,830	8,930	1,900	21.3%
Mortgage servicing rights expense	3,422	2,569	853	33.2%
Mortgage banking, net	7,408	6,361	1,047	16.5%
Capital market fees, net	2,467	2,322	145	6.2%
Bank owned life insurance (“BOLI”) income	2,875	4,320	(1,445)	(33.4)%
Other	2,510	2,442	68	2.8%
Subtotal ("fee income")	78,980	72,415	6,565	9.1%
Asset gains, net	1,096	728	368	50.5%
Investment securities gains, net	—	378	(378)	(100.0)%
Total noninterest income	$80,076	$73,521	$6,555	8.9%
Fee Income Ratio *	31%	30%
Mortgage loans originated for sale during period	$268,296	$203,764
Trust assets under management, at market value	$8,137,705	$7,535,066
* Fee income ratio is fee income, per the above table, divided by total revenue (defined as taxable equivalent net interest income plus fee income).
Notable contributions to the change in noninterest income were:

•
Core fee-based revenue was $64 million, an increase of $7 million (12%) versus the first quarter of 2014. Insurance commissions were $20 million, up $7 million (60%) from the first quarter of 2014. The increase in insurance commissions was primarily due to the acquisition of Ahmann & Martin Co. See Note 2, "Acquisition," of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition.

•
Net mortgage banking income was $7 million for the first quarter of 2015 and $6 million for the first quarter of 2014. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage loan repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income increased $2 million (21%) compared to the first quarter of 2014, due to a $3 million favorable change in the fair value of the mortgage derivatives, partially offset by lower gains on sales (down $1 million).

•
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $1 million higher than the comparable quarter in 2014. Mortgage servicing rights are considered a critical accounting policy given that estimating their fair value involves a discounted cash flow model and assumptions that involve judgment, particularly of estimated prepayment speeds of the underlying mortgages serviced and the overall level of interest rates. See section “Critical Accounting Policies,” as well as Note 8 “Goodwill and Other Intangible Assets,” and Note 14, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

•
Bank owned life insurance income was $3 million, down $1 million from the first quarter of 2014 primarily due to death benefits received during the first quarter of 2014. All remaining noninterest income categories on a combined basis decreased less than $1 million (3%) compared to 2014.

Noninterest Expense
TABLE 4
Noninterest Expense
($ in Thousands)

	1st Qtr 2015	1st Qtr 2014	Dollar Change	Percent Change
Personnel expense	$100,152	$97,698	$2,454	2.5%
Occupancy	17,683	15,560	2,123	13.6%
Equipment	5,772	6,276	(504)	(8.0)%
Technology	15,558	12,724	2,834	22.3%
Business development and advertising	5,327	5,062	265	5.2%
Other intangible amortization	801	991	(190)	(19.2)%
Loan expense	2,996	2,787	209	7.5%
Legal and professional fees	4,538	4,188	350	8.4%
Foreclosure / OREO expense	1,425	1,896	(471)	(24.8)%
FDIC expense	6,500	5,001	1,499	30.0%
Other	13,503	15,475	(1,972)	(12.7)%
Total noninterest expense	$174,255	$167,658	$6,597	3.9%
Average full-time equivalent employees	4,422	4,517
Notable contributions to the change in noninterest expense were:

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $100 million for the first quarter of 2015, up $2 million (3%) from the first quarter of 2014. Salary-related expenses increased $4 million (6%). This increase was primarily attributable to the Ahmann & Martin Co. acquisition which added approximately 120 colleagues. Fringe benefit expenses were down $2 million (12%) versus the first quarter of 2014.

•
Nonpersonnel noninterest expenses on a combined basis were $74 million, up $4 million (6%) from the first quarter of 2014. Technology was up $3 million (22%), as the Corporation continues to invest in solutions that will drive operational efficiency. Occupancy expense was up $2 million (14%), related to a lease termination charge, as the Corporation further consolidated office space in Chicago. FDIC expense of $7 million, was $1 million (30%) higher than the comparable period in 2014 reflecting growth in risk-weighted assets. Other noninterest expense decreased $2 million compared to the first quarter of 2014 primarily due to a reduction in charitable contributions (as the first quarter of 2014 included the contribution of a former bank building to a local not-for-profit organization). All remaining noninterest expense categories on a combined basis were down less than $1 million (2%) compared to first quarter of 2014.

Income Taxes
The Corporation recognized income tax expense of $22 million for the first quarter of 2015, compared to income tax expense of $21 million for the comparable period in 2014. The effective tax rate was 32.49% for the first quarter of 2015, compared to an effective tax rate of 31.35% for the first quarter of 2014.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertain tax positions if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Critical Accounting Policies," for additional information on income taxes.

Balance Sheet
At March 31, 2015, total assets were $27.1 billion, up $247 million (1%) from December 31, 2014. Loans of $18.0 billion at March 31, 2015 were up $385 million (2%) from December 31, 2014, primarily attributable to a $270 million increase in commercial loans. Investment securities were $5.8 billion at March 31, 2015, relatively unchanged from year-end 2014. See section "Credit Risk" for additional information on loans.
At March 31, 2015, total deposits of $19.9 billion were up $1.1 billion (6%) from December 31, 2014. See section "Deposits" for additional information on deposits. Short and long-term funding decreased $906 million (18%) since year-end 2014, including a decrease of $406 million in short-term funding (primarily short-term FHLB advances) and a decrease of $500 million in long-term funding due to the early retirement of $500 million of long-term FHLB advances.
TABLE 5
Period End Loan Composition
($ in Thousands)

	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$6,140,420	34%	$5,905,902	34%	$5,603,899	33%	$5,616,205	33%	$5,222,141	32%
Commercial real estate - owner occupied	1,003,885	6	1,007,937	6	1,014,335	6	1,070,463	7	1,098,089	7
Lease financing	49,496	—	51,529	—	52,600	—	51,873	—	52,500	—
Commercial and business lending	7,193,801	40	6,965,368	40	6,670,834	39	6,738,541	40	6,372,730	39
Commercial real estate - investor	3,086,980	17	3,056,485	17	3,043,361	17	2,990,732	17	3,001,219	18
Real estate construction	1,019,571	6	1,008,956	6	982,426	6	1,000,421	6	969,617	6
Commercial real estate lending	4,106,551	23	4,065,441	23	4,025,787	23	3,991,153	23	3,970,836	24
Total commercial	11,300,352	63	11,030,809	63	10,696,621	62	10,729,694	63	10,343,566	63
Home equity revolving lines of credit	879,827	5	887,779	5	880,435	5	866,042	5	856,679	5
Home equity loans first liens	549,667	3	584,131	3	619,774	4	659,598	4	705,835	4
Home equity loans junior liens	154,120	1	164,148	1	176,316	1	187,732	1	199,488	1
Home equity	1,583,614	9	1,636,058	9	1,676,525	10	1,713,372	10	1,762,002	10
Installment and credit cards	436,492	2	454,219	3	459,682	3	469,203	3	393,321	3
Residential mortgage	4,658,574	26	4,472,760	25	4,326,262	25	4,132,783	24	3,942,555	24
Total consumer	6,678,680	37	6,563,037	37	6,462,469	38	6,315,358	37	6,097,878	37
Total loans	$17,979,032	100%	$17,593,846	100%	$17,159,090	100%	$17,045,052	100%	$16,441,444	100%
Commercial real estate - investor and Real estate construction loan detail:
Farmland	$8,987	—%	$9,249	—%	$8,428	—%	$8,475	—%	$8,286	—%
Multi-family	926,640	30	976,956	32	1,030,131	34	951,698	32	965,568	32
Non-owner occupied	2,151,353	70	2,070,280	68	2,004,802	66	2,030,559	68	2,027,365	68
Commercial real estate - investor	$3,086,980	100%	$3,056,485	100%	$3,043,361	100%	$2,990,732	100%	$3,001,219	100%
1-4 family construction	$300,210	29%	$304,992	30%	$305,719	31%	$293,361	29%	$273,470	28%
All other construction	719,361	71	703,964	70	676,707	69	707,060	71	696,147	72
Real estate construction	$1,019,571	100%	$1,008,956	100%	$982,426	100%	$1,000,421	100%	$969,617	100%

Credit Risk
Total loans were $18.0 billion at March 31, 2015, an increase of $385 million or 2% from December 31, 2014. Commercial and business loans were $7.2 billion, up $228 million (3%) from December 31, 2014, to represent 40% of total loans at March 31, 2015. Commercial real estate totaled $4.1 billion at March 31, 2015 and represented 23% of total loans, an increase of $41 million (1%) from December 31, 2014. Consumer loans were $6.7 billion, up $116 million (2%) from December 31, 2014, and represented 37% of total loans at March 31, 2015.
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
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2014 and the first three months of 2015. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
Commercial and business lending
The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. At March 31, 2015, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 9% of total loans and 22% of the total commercial and business loan portfolio. The next largest industry group within the commercial and business loan category was the Mining sector, which represented 5% of total loans and 11% of the total commercial and business loan portfolio at March 31, 2015. The remaining portfolio is spread over a diverse range of industries, none of which exceeds 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
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

Residential mortgage
Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation may retain a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At March 31, 2015, the residential mortgage portfolio was comprised of $1.4 billion of fixed-rate residential real estate mortgages and $3.3 billion of adjustable-rate residential real estate mortgages.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity
Home equity consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. The Corporation’s credit risk monitoring guidelines for home equity is based on an ongoing review of loan delinquency status, as well as a quarterly review of FICO score deterioration and property devaluation. The Corporation does not routinely obtain appraisals on performing loans to update LTV ratios after origination; however, the Corporation monitors the local housing markets by reviewing the various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring process. For second lien home equity loans, the Corporation is unable to track the performance of the first lien loan if it does not own or service the first lien loan. However, the Corporation obtains a refreshed FICO score on a quarterly basis and monitors this as part of its assessment of the home equity portfolio. Home equity balances declined as customers continued to deleverage and refinance into lower-priced, first lien residential mortgage loans. Loans and lines in a junior position at March 31, 2015 included approximately 33% for which the Corporation also owned or serviced the related first lien loan and approximately 67% where the Corporation did not service the related first lien loan.
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 700. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required, while home equity lines are generally variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. As of March 31, 2015, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Based upon outstanding balances at March 31, 2015, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
TABLE 6
Home Equity Lines of Credit - Revolving Period End Dates
($ in Thousands)

Home Equity Lines of Credit - Revolving Period End Dates		% to Total
Less than 1 year	$4,412	1%
1 — 3 years	3,891	<1%
3 — 5 years	18,579	2%
5 — 10 years	154,314	18%
Over 10 years	698,631	79%
Total home equity revolving lines of credit	$879,827	100%
Installment and credit cards
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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2015, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
TABLE 7
Commercial Loan Maturity Distribution and Interest Rate Sensitivity
($ in Thousands)

	Maturity(1)
March 31, 2015	Within 1 Year(2)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$4,907,962	$923,945	$308,513	$6,140,420	55%
Commercial real estate - investor	1,013,748	1,926,462	146,770	3,086,980	27%
Commercial real estate - owner occupied	319,687	536,531	147,667	1,003,885	9%
Real estate construction	638,982	338,698	41,891	1,019,571	9%
Total	$6,880,379	$3,725,636	$644,841	$11,250,856	100%
Fixed rate	$3,224,406	$1,135,739	$319,379	$4,679,524	42%
Floating or adjustable rate	3,655,973	2,589,897	325,462	6,571,332	58%
Total	$6,880,379	$3,725,636	$644,841	$11,250,856	100%
Percent by maturity distribution	61%	33%	6%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

The total commercial loans that were floating or adjustable rate was $6.6 billion (58%) at March 31, 2015. Including the $3.2 billion of fixed rate loans due within one year, 87% of the commercial loan portfolio noted above matures, re-prices, or resets within one year. Of the fixed rate loans due within one year, 94% have an original maturity within one year.

Deposits
TABLE 8
Period End Deposit and Customer Funding Composition
($ in Thousands)

	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,570,872	23%	$4,505,272	24%	$4,302,454	24%	$4,211,057	24%	$4,478,981	26%
Savings	1,337,643	7	1,235,277	7	1,256,567	7	1,275,493	7	1,252,669	7
Interest-bearing demand	3,525,870	18	3,126,854	17	3,637,411	20	2,918,900	17	3,084,457	18
Money market	8,781,206	44	8,324,646	44	7,491,460	41	7,348,650	43	7,069,173	40
Brokered CDs	40,699	—	42,556	—	9,242	—	44,809	—	51,235	—
Other time	1,595,302	8	1,528,899	8	1,504,124	8	1,517,350	9	1,573,412	9
Total deposits	$19,851,592	100%	$18,763,504	100%	$18,201,258	100%	$17,316,259	100%	$17,509,927	100%
Customer funding	528,572		384,221		493,451		489,886		548,179
Total deposits and customer funding	$20,380,164		$19,147,725		$18,694,709		$17,806,145		$18,058,106
Network transaction deposits included above in interest-bearing demand and money market	$2,900,325		$2,852,943		$2,207,055		$2,238,923		$2,141,976
Total network transaction deposits and Brokered CDs	2,941,024		2,895,499		2,216,297		2,283,732		2,193,211
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$17,439,140		$16,252,226		$16,478,412		$15,522,413		$15,864,895
Time deposits of $100,000 or more	$510,977		$457,254		$394,438		$418,561		$450,420
Time deposits of more than $250,000	$188,328		$152,059		$135,101		$130,532		$146,164

•
Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Table 8. Total deposits increased $2.3 billion (13%) from March 31, 2014, and increased $1.1 billion (6%) from December 31, 2014, primarily in money market and interest bearing demand accounts.

Allowance for Credit Losses
TABLE 9
Allowance for Credit Losses
($ in Thousands)

	At and For the Three Months Ended March 31,				At and For the Year Ended December 31,
	2015		2014		2014
Allowance for Loan Losses:
Balance at beginning of period	$266,302		$268,315		$268,315
Provision for loan losses	4,500		5,000		13,000
Charge offs	(13,270)		(11,361)		(44,096)
Recoveries	7,736		5,962		29,083
Net charge offs	(5,534)		(5,399)		(15,013)
Balance at end of period	$265,268		$267,916		$266,302
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900		$21,900		$21,900
Provision for unfunded commitments	—		—		3,000
Balance at end of period	$24,900		$21,900		$24,900
Allowance for credit losses (A)	$290,168		$289,816		$291,202
Provision for credit losses (B)	$4,500		$5,000		$16,000
Net loan charge offs (recoveries):		(C)		(C)		(C)
Commercial and industrial	$4,650	32	$2,725	22	$3,243	6
Commercial real estate - owner occupied	739	30	(124)	(5)	1,670	16
Lease financing	—	—	—	—	32	6
Commercial and business lending	5,389	31	2,601	17	4,945	8
Commercial real estate - investor	(2,529)	(33)	(1,031)	(14)	(5,467)	(18)
Real estate construction	(743)	(30)	113	5	1,142	12
Commercial real estate lending	(3,272)	(32)	(918)	(10)	(4,325)	(11)
Total commercial	2,117	8	1,683	7	620	1
Home equity revolving lines of credit	1,220	56	1,182	55	4,754	54
Home equity loans first liens	362	26	406	23	1,178	18
Home equity loans junior liens	423	108	859	171	2,992	160
Home equity	2,005	51	2,447	55	8,924	52
Installment and credit cards	769	70	113	11	2,260	53
Residential mortgage	643	6	1,156	12	3,209	8
Total consumer	3,417	21	3,716	25	14,393	23
Total net charge offs	$5,534	13	$5,399	14	$15,013	9
CRE & Construction Net Charge Off Detail:		(C)		(C)		(C)
Multi-family	$4	—	$(49)	(2)	$(6,170)	(62)
Non-owner occupied	(2,533)	(48)	(982)	(20)	703	3
Commercial real estate - investor	$(2,529)	(33)	$(1,031)	(14)	$(5,467)	(18)
1-4 family construction	$(204)	(27)	$(121)	(18)	$(369)	(12)
All other construction	(539)	(32)	234	15	1,511	22
Real estate construction	$(743)	(30)	$113	5	$1,142	12
(A) – Includes the allowance for loan losses and the allowance for unfunded commitments.
(B) – Includes the provision for loan losses and the provision for unfunded commitments.
(C) – Annualized ratio of net charge offs to average loans by loan type in basis points.
Ratios:
Allowance for loan losses to total loans	1.48%		1.63%		1.51%
Allowance for loan losses to net charge offs (annualized)	11.8x		12.2x		17.7x

TABLE 9 (continued)
Allowance for Credit Losses
($ in Thousands)

Quarterly Trends:	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
Allowance for Loan Losses:
Balance at beginning of period	$266,302		$266,262		$271,851		$267,916		$268,315
Provision for loan losses	4,500		4,500		(3,000)		6,500		5,000
Charge offs	(13,270)		(8,778)		(14,850)		(9,107)		(11,361)
Recoveries	7,736		4,318		12,261		6,542		5,962
Net charge offs	(5,534)		(4,460)		(2,589)		(2,565)		(5,399)
Balance at end of period	$265,268		$266,302		$266,262		$271,851		$267,916
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900		$24,400		$20,400		$21,900		$21,900
Provision for unfunded commitments	—		500		4,000		(1,500)		—
Balance at end of period	$24,900		$24,900		$24,400		$20,400		$21,900
Allowance for credit losses (A)	$290,168		$291,202		$290,662		$292,251		$289,816
Provision for credit losses (B)	$4,500		$5,000		$1,000		$5,000		$5,000
Net loan charge offs (recoveries):		(C)		(C)		(C)		(C)		(C)
Commercial and industrial	$4,650	32	$1,323	9	$572	4	$(1,377)	(10)	$2,725	22
Commercial real estate - owner occupied	739	30	134	5	2,210	84	(550)	(20)	(124)	(5)
Lease financing	—	—	9	7	(6)	(5)	29	22	—	—
Commercial and business lending	5,389	31	1,466	9	2,776	17	(1,898)	(12)	2,601	17
Commercial real estate - investor	(2,529)	(33)	(132)	(2)	(4,065)	(54)	(239)	(3)	(1,031)	(14)
Real estate construction	(743)	(30)	(116)	(5)	350	14	795	33	113	5
Commercial real estate lending	(3,272)	(32)	(248)	(2)	(3,715)	(37)	556	6	(918)	(10)
Total commercial	2,117	8	1,218	4	(939)	(3)	(1,342)	(5)	1,683	7
Home equity revolving lines of credit	1,220	56	1,094	49	1,098	50	1,380	64	1,182	55
Home equity loans first liens	362	26	206	14	118	7	448	26	406	23
Home equity loans junior liens	423	108	457	107	728	159	948	196	859	171
Home equity	2,005	51	1,757	42	1,944	45	2,776	64	2,447	55
Installment and credit cards	769	70	990	86	910	78	247	25	113	11
Residential mortgage	643	6	495	4	674	6	884	9	1,156	12
Total consumer	3,417	21	3,242	19	3,528	22	3,907	25	3,716	25
Total net charge offs	$5,534	13	$4,460	10	$2,589	6	$2,565	6	$5,399	14
CRE & Construction Net Charge Off Detail:		(C)		(C)		(C)		(C)		(C)
Multi-family	$4	—	$(81)	(3)	$(6,022)	(243)	$(18)	(1)	$(49)	(2)
Non-owner occupied	(2,533)	(48)	(51)	(1)	1,957	38	(221)	(4)	(982)	(20)
Commercial real estate - investor	$(2,529)	(33)	$(132)	(2)	$(4,065)	(54)	$(239)	(3)	$(1,031)	(14)
1-4 family construction	$(204)	(27)	$(199)	(25)	$(53)	(7)	$4	1	$(121)	(18)
All other construction	(539)	(32)	83	5	403	23	791	48	234	15
Real estate construction	$(743)	(30)	$(116)	(5)	$350	14	$795	33	$113	5
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
In general, the change in the allowance for credit losses is a function of a number of factors, including but not limited to changes in the loan portfolio (see Table 5), net charge offs (see Table 9) and nonperforming assets (see Table 10). To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on an evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Management considers the allowance for loan losses a critical accounting policy (see section “Critical Accounting Policies”), as assessing these numerous factors involves significant judgment.
The methodology used for the allowance for loan losses at March 31, 2015 and December 31, 2014 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation's allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss). Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.
The methodology used for the allowance for unfunded commitments at March 31, 2015 and December 31, 2014 was also generally comparable. Management evaluated the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan.
At both March 31, 2015 and March 31, 2014, the allowance for credit losses was $290 million, compared to $291 million at December 31, 2014. At March 31, 2015, the allowance for loan losses to total loans was 1.48% and covered 152% of nonaccrual loans, compared to 1.63% and 151%, respectively, at March 31, 2014, and 1.51% and 150%, respectively, at December 31, 2014. Tables 9 and 10 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 7, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for credit losses disclosures.
Management believes the level of allowance for loan losses and allowance for unfunded commitments to be appropriate at March 31, 2015 and December 31, 2014.

Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned

TABLE 10
Nonperforming Assets
($ in Thousands)

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Nonperforming assets by type:
Commercial and industrial	$61,620	$49,663	$51,143	$40,846	$38,488
Commercial real estate - owner occupied	21,861	25,825	24,340	31,725	26,735
Lease financing	1,720	1,801	1,947	1,541	172
Commercial and business lending	85,201	77,289	77,430	74,112	65,395
Commercial real estate - investor	13,742	22,685	25,106	28,135	33,611
Real estate construction	5,423	5,399	8,187	6,988	6,667
Commercial real estate lending	19,165	28,084	33,293	35,123	40,278
Total commercial	104,366	105,373	110,723	109,235	105,673
Home equity revolving lines of credit	9,171	9,853	10,154	10,056	10,356
Home equity loans first liens	5,111	5,290	4,664	4,634	5,341
Home equity loans junior liens	6,145	6,598	6,443	6,183	6,788
Home equity	20,427	21,741	21,261	20,873	22,485
Installment and credit cards	515	613	653	771	915
Residential mortgage	49,038	49,686	51,501	48,347	48,905
Total consumer	69,980	72,040	73,415	69,991	72,305
Total nonaccrual loans (“NALs”)	$174,346	$177,413	$184,138	$179,226	$177,978
Commercial real estate owned	$10,620	$11,699	$10,733	$9,498	$8,224
Residential real estate owned	3,474	4,111	4,676	6,182	6,313
Bank properties real estate owned	832	922	1,431	2,049	4,636
Other real estate owned (“OREO”)	14,926	16,732	16,840	17,729	19,173
Total nonperforming assets (“NPAs”)	$189,272	$194,145	$200,978	$196,955	$197,151
Commercial real estate & Real estate construction NALs detail:
Multi-family	$423	$2,478	$2,518	$3,929	$3,713
Non-owner occupied	13,319	20,207	22,588	24,206	29,898
Commercial real estate - investor	$13,742	$22,685	$25,106	$28,135	$33,611
1-4 family construction	$1,304	$1,262	$1,350	$1,843	$1,900
All other construction	4,119	4,137	6,837	5,145	4,767
Real estate construction	$5,423	$5,399	$8,187	$6,988	$6,667
Accruing loans past due 90 days or more:
Commercial	$197	$254	$269	$289	$16
Consumer	1,518	1,369	1,421	1,487	707
Total accruing loans past due 90 days or more	$1,715	$1,623	$1,690	$1,776	$723
Restructured loans (accruing):
Commercial	$59,738	$68,200	$73,774	$83,999	$88,329
Consumer	29,079	30,016	30,829	30,382	28,595
Total restructured loans (accruing)	$88,817	$98,216	$104,603	$114,381	$116,924
Nonaccrual restructured loans (included in nonaccrual loans)	$53,553	$57,656	$63,314	$72,388	$74,231
Ratios:
Nonaccrual loans to total loans	0.97%	1.01%	1.07%	1.05%	1.08%
NPAs to total loans plus OREO	1.05%	1.10%	1.17%	1.15%	1.20%
NPAs to total assets	0.70%	0.72%	0.78%	0.77%	0.79%
Allowance for loan losses to NALs	152.15%	150.10%	144.60%	151.68%	150.53%
Allowance for loan losses to total loans	1.48%	1.51%	1.55%	1.59%	1.63%

Table 10 (continued)
Nonperforming Assets
($ in Thousands)

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Loans 30-89 days past due by type:
Commercial and industrial	$1,717	$14,747	$3,947	$2,519	$4,126
Commercial real estate - owner occupied	1,849	10,628	2,675	6,323	5,342
Lease financing	—	—	—	556	567
Commercial and business lending	3,566	25,375	6,622	9,398	10,035
Commercial real estate - investor	2,215	1,208	15,869	2,994	7,188
Real estate construction	317	984	399	258	679
Commercial real estate lending	2,532	2,192	16,268	3,252	7,867
Total commercial	6,098	27,567	22,890	12,650	17,902
Home equity revolving lines of credit	7,150	6,725	6,739	6,986	5,344
Home equity loans first liens	953	1,800	1,503	1,685	1,469
Home equity loans junior liens	1,905	2,058	2,496	2,138	3,006
Home equity	10,008	10,583	10,738	10,809	9,819
Installment and credit cards	1,818	1,932	1,818	1,734	1,269
Residential mortgage	3,403	3,046	3,231	7,070	4,498
Total consumer	15,229	15,561	15,787	19,613	15,586
Total loans past due 30-89 days	$21,327	$43,128	$38,677	$32,263	$33,488
Commercial real estate & Real estate construction loans 30-89 days past due detail:
Multi-family	$849	$687	$—	$—	$2,524
Non-owner occupied	1,366	521	15,869	2,994	4,664
Commercial real estate - investor	$2,215	$1,208	$15,869	$2,994	$7,188
1-4 family construction	$317	$527	$345	$242	$327
All other construction	—	457	54	16	352
Real estate construction	$317	$984	$399	$258	$679
Potential problem loans by type:
Commercial and industrial	$138,403	$108,522	$133,416	$187,251	$109,027
Commercial real estate - owner occupied	43,114	48,695	49,008	57,757	64,785
Lease financing	2,009	2,709	3,787	2,280	3,065
Commercial and business lending	183,526	159,926	186,211	247,288	176,877
Commercial real estate - investor	26,026	24,043	28,474	31,903	34,790
Real estate construction	1,487	1,776	2,227	4,473	4,870
Commercial real estate lending	27,513	25,819	30,701	36,376	39,660
Total commercial	211,039	185,745	216,912	283,664	216,537
Home equity revolving lines of credit	247	204	224	277	310
Home equity loans first liens	—	—	—	—	—
Home equity loans junior liens	711	676	687	822	741
Home equity	958	880	911	1,099	1,051
Installment and credit cards	—	2	4	844	—
Residential mortgage	6,621	3,781	2,166	2,445	2,091
Total consumer	7,579	4,663	3,081	4,388	3,142
Total potential problem loans	$218,618	$190,408	$219,993	$288,052	$219,679

Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 10 provides detailed information regarding nonperforming assets, which include nonaccrual loans and other real estate owned.
Nonaccrual Loans: Nonaccrual loans are considered one indicator of potential future loan losses. See also Note 7, "Loans, Allowance for Credit Losses, and Credit Quality," of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans was 0.97% at March 31, 2015, compared to 1.08% at March 31, 2014 and 1.01% at December 31, 2014. The Corporation’s allowance for loan losses to nonaccrual loans was 152% at March 31, 2015, up from 151% at March 31, 2014 and up from to 150% at December 31, 2014, respectively.
Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At March 31, 2015, accruing loans 90 days or more past due totaled $2 million, up $1 million from March 31, 2014 and relatively unchanged from December 31, 2014.
Troubled Debt Restructurings (“Restructured Loans”): Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 7, "Loans, Allowance for Credit Losses, and Credit Quality," of the notes to consolidated financial statements for management's accounting policy for restructured loans and for additional restructured loan disclosures.
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
Other Real Estate Owned: Other real estate owned was $15 million at March 31, 2015, compared to $19 million at March 31, 2014 and $17 million at December 31, 2014, respectively. Write-downs on other real estate owned were negligible for the first quarter of 2015 and were $1 million for the first quarter of 2014, and $2 million for the full year 2014. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At March 31, 2015, the Corporation was in compliance with its internal liquidity objectives.

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

March 31, 2015
	Moody’s	S&P
Bank short-term	P2	—
Bank long-term	A3	BBB+
Corporation short-term	P2	—
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has filed a shelf registration with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies. The Parent Company has also filed a universal shelf registration statement, under which the Parent Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, $75 million was outstanding at March 31, 2015. Dividends and service fees from subsidiaries and proceeds from issuance of capital are also funding sources for the Parent Company.
The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank of Chicago ($2.5 billion of Federal Home Loan Bank advances were outstanding at March 31, 2015). The Bank also has significant excess investment securities collateral and pledged loan capacity which could be utilized to secure additional deposits, repurchase agreements, or Federal Home Loan Bank advances as necessary. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.
Investment securities are an important tool to the Corporation’s liquidity objective. As of March 31, 2015, the majority of investment securities are classified as available for sale, with only a portion of municipal securities classified as held to maturity. Of the $5.8 billion investment securities portfolio at March 31, 2015, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.5 billion could be pledged or sold to enhance liquidity, if necessary.
For the three months ended March 31, 2015, net cash provided by operating activities and financing activities was $18 million and $132 million, respectively, while net cash used in investing activities was $334 million, for a net decrease in cash and cash equivalents of $185 million since year-end 2014. During the first three months of 2015 assets increased $247 million, including a $385 million increase in loans, while investment securities were down $5 million. On the funding side, deposits increased $1.1 billion, while long-term funding decreased $500 million and short-term funding decreased $406 million.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first quarter of 2015.
The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was slightly asset sensitive at March 31, 2015.
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
TABLE 11
Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Instantaneous Rate Change	March 31, 2015	March 31, 2015	December 31, 2014	December 31, 2014
100 bp increase in interest rates	2.1%	2.5%	1.6%	2.8%
200 bp increase in interest rates	4.6%	5.4%	3.4%	5.3%
The interest rate sensitivity incorporates the recent $250 million issuance of 5-year senior notes and $250 million issuance of 10-year subordinated notes in November 2014.

We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At March 31, 2015, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

TABLE 12
Market Value of Equity Sensitivity

Instantaneous Rate Change	March 31, 2015	December 31, 2014
100 bp increase in interest rates	(1.0)%	(1.0)%
200 bp increase in interest rates	(2.8)%	(2.5)%
The slight decrease in MVE sensitivity from December 31, 2014 was primarily attributable being 3 months closer to the planned redemption date of $430 million of senior notes in February 2016. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

TABLE 13
Contractual Obligations and Other Commitments
($ in Thousands)

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$973,380	$367,417	$277,263	$17,941	$1,636,001
Short-term funding	662,537	—	—	—	662,537
Long-term funding	—	431,025	2,749,749	249,151	3,429,925
Operating leases	10,477	21,061	17,139	25,668	74,345
Commitments to extend credit	3,181,657	1,770,153	1,560,233	57,836	6,569,879
Total	$4,828,051	$2,589,656	$4,604,384	$350,596	$12,372,687

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2015, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 9, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 13 summarizes significant contractual obligations and other commitments at March 31, 2015, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Capital
Stockholders’ equity at March 31, 2015 was $2.9 billion, up $82 million from December 31, 2014. At March 31, 2015, stockholders’ equity included $25 million of accumulated other comprehensive income compared to $5 million of accumulated other comprehensive loss at December 31, 2014. Cash dividends of $0.10 per share were paid in the first quarter of 2015 and cash dividends of $0.09 per share were paid in the first quarter of 2014. The ratio of total stockholders’ equity to assets was 10.65% at March 31, 2015 and 10.44% at December 31, 2014, respectively.
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. The capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 14.
During the first quarter of 2015, the Corporation repurchased $30 million, or approximately 1.7 million shares of common stock, at an average cost of $17.27 per share. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for additional information on the shares repurchased during the first quarter of 2015. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new Common Equity Tier 1 capital to risk weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.
The phase-in period for the final rules became effect for the Corporation on January 1, 2015, with full compliance with all of the final rules' requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of March 31, 2015, the Corporation's capital levels remained characterized as "well-capitalized" under the new rules.

TABLE 14
Capital Ratios
(In Thousands, except per share data)

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total stockholders’ equity	$2,882,138	$2,800,251	$2,869,578	$2,929,946	$2,901,024
Tangible stockholders’ equity (1)	1,895,112	1,863,646	1,932,198	1,991,576	1,961,663
Tier 1 capital (2)	1,897,390	1,868,059	1,933,923	1,980,675	1,973,240
Common Equity Tier 1 (3)	1,837,663	1,808,332	1,872,899	1,919,651	1,912,083
Tangible common equity (1)	1,835,385	1,803,919	1,871,174	1,930,552	1,900,505
Total risk-based capital (2)	2,391,797	2,350,898	2,160,143	2,205,423	2,187,637
Tangible assets (1)	26,081,714	25,885,169	24,716,442	24,789,416	23,866,836
Risk weighted assets (2)	19,574,457	18,567,647	18,031,157	17,911,201	17,075,004
Market capitalization	2,856,346	2,823,227	2,730,811	2,920,788	2,946,399
Book value per common share	$18.38	$18.08	$17.92	$17.76	$17.41
Tangible book value per common share	11.95	11.90	11.94	11.95	11.65
Cash dividend per common share	0.10	0.10	0.09	0.09	0.09
Stock price at end of period	18.60	18.63	17.42	18.08	18.06
Low closing price for the period	16.62	16.75	17.42	16.82	15.58
High closing price for the period	19.07	19.37	18.90	18.39	18.35
Total stockholders’ equity / assets	10.65%	10.44%	11.19%	11.39%	11.69%
Tangible common equity / tangible assets (1)	7.04%	6.97%	7.57%	7.79%	7.96%
Tangible stockholders’ equity / tangible assets (1)	7.27%	7.20%	7.82%	8.03%	8.22%
Common Equity Tier 1 / risk-weighted assets (2,3)	9.39%	9.74%	10.39%	10.72%	11.20%
Tier 1 leverage ratio (2)	7.39%	7.48%	7.87%	8.26%	8.46%
Tier 1 risk-based capital ratio (2)	9.69%	10.06%	10.73%	11.06%	11.56%
Total risk-based capital ratio (2)	12.22%	12.66%	11.98%	12.31%	12.81%
Common shares outstanding (period end)	153,567	151,542	156,763	161,548	163,145
Basic common shares outstanding (average)	150,070	151,931	155,925	159,940	161,467
Diluted common shares outstanding (average)	151,164	153,083	156,991	160,838	162,188

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

(2)
The FRB establishes capital adequacy requirements, including well-capitalized standards for the Corporation. The OCC establishes similar capital adequacy requirements and standards for the Bank. Regulatory capital primarily consists of Tier 1 risk-based capital and Tier 2 risk-based capital. The sum of Tier 1 risk-based capital and Tier 2 risk-based capital equals our total risk-based capital. Risk-based capital guidelines require a minimum level of capital as a percentage of risk-weighted assets. Risk-weighted assets consist of total assets plus certain off-balance sheet and market items, subject to adjustment for predefined credit risk factors. Prior to 2015, the regulatory capital requirements effective for the Corporation followed the Capital Accord of the Basel Committee on Banking Supervision ("Basel I"). Beginning January 1, 2015, the regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions from Basel I over the next three years to full implementation by January 1, 2018.

(3)
Common Equity Tier 1, a non-GAAP financial measure, is used by banking regulators, investors and analysts to assess and compare the quality and composition of our capital with the capital of other financial services companies. Management uses Common Equity Tier 1, along with other capital measures, to assess and monitor our capital position. Common Equity Tier 1 for 2015 follows Basel III and is defined as common stock and related surplus, net of treasury stock, plus retained earnings. Common Equity Tier 1 for 2014 follows Basel I and is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities.

TABLE 15
Selected Quarterly Information
($ in Thousands)

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Summary of Operations:
Net interest income	$167,813	$174,661	$172,630	$168,703	$164,973
Provision for credit losses	4,500	5,000	1,000	5,000	5,000
Noninterest income
Trust service fees	12,087	12,457	12,218	12,017	11,711
Service charges on deposit accounts	15,806	17,006	17,961	17,412	16,400
Card-based and other nondeposit fees	12,416	12,019	12,407	12,577	12,509
Insurance commissions	19,728	10,593	7,860	13,651	12,317
Brokerage and annuity commissions	3,683	3,496	4,040	4,520	4,033
Total core fee-based revenue	63,720	55,571	54,486	60,177	56,970
Mortgage banking, net	7,408	2,928	6,669	5,362	6,361
Capital market fees, net	2,467	2,613	2,939	2,099	2,322
Bank owned life insurance income	2,875	2,739	3,506	3,011	4,320
Asset gains, net	1,096	3,727	4,934	899	728
Investment securities gains, net	—	25	57	34	378
Other	2,510	2,040	2,317	665	2,442
Total noninterest income	80,076	69,643	74,908	72,247	73,521
Noninterest expense
Personnel expense	100,152	97,258	97,650	97,793	97,698
Occupancy	17,683	14,589	13,743	13,785	15,560
Equipment	5,772	6,148	6,133	6,227	6,276
Technology	15,558	14,581	13,573	14,594	12,724
Business development and advertising	5,327	8,538	7,467	5,077	5,062
Other intangible amortization	801	775	990	991	991
Loan expense	2,996	3,646	3,813	3,620	2,787
Legal and professional fees	4,538	4,257	4,604	4,436	4,188
Foreclosure / OREO expense	1,425	1,168	2,083	1,575	1,896
FDIC expense	6,500	6,956	6,859	4,945	5,001
Other	13,503	13,889	14,938	14,882	15,475
Total noninterest expense	174,255	171,805	171,853	167,925	167,658
Income tax expense	22,462	18,761	24,478	21,660	20,637
Net income	46,672	48,738	50,207	46,365	45,199
Preferred stock dividends	1,228	1,225	1,255	1,278	1,244
Net income available to common equity	$45,444	$47,513	$48,952	$45,087	$43,955
Taxable equivalent net interest income	$172,919	$179,631	$177,568	$173,360	$169,629
Net interest margin	2.89%	3.04%	3.06%	3.08%	3.12%
Effective tax rate	32.49%	27.79%	32.77%	31.84%	31.35%
Average Balances:
Assets	$26,606,925	$25,880,765	$25,472,052	$24,858,072	$24,213,213
Earning assets	24,148,026	23,492,497	23,096,717	22,537,515	21,892,503
Interest-bearing liabilities	19,168,979	18,452,797	18,158,989	17,711,534	16,962,190
Loans	17,815,115	17,387,255	17,140,961	16,646,389	16,164,617
Deposits	19,055,196	18,532,419	17,873,378	17,172,832	16,990,272
Short and long-term funding	4,440,340	4,287,409	4,525,265	4,612,012	4,138,223
Stockholders’ equity	$2,844,729	$2,832,337	$2,876,079	$2,891,118	$2,888,768

Sequential Quarter Results
The Corporation recorded net income of $47 million for the first quarter of 2015, compared to net income of $49 million for the fourth quarter of 2014. Net income available to common equity was $45 million for the first quarter of 2015 or net income of $0.30 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2014, was $48 million, or net income of $0.31 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the first quarter of 2015 was $173 million, $7 million lower than the fourth quarter of 2014, due to lower interest recoveries and the day count difference between quarters. The Federal funds target rate was unchanged for both quarters. The net interest margin in the first quarter of 2015 was down 15 bp, to 2.89%. Average earning assets increased $656 million to $24.1 billion in the first quarter of 2015, with average loans up $428 million (predominantly in commercial and residential mortgage loans) and average investments and other short-term investments up $228 million (primarily in interest bearing deposits in other banks, municipal securities and mortgage-related securities). On the funding side, average short and long-term funding was up $153 million (primarily due to the full quarter impact of the new debt), while average interest-bearing deposits were up $563 million (primarily money market deposits).
Nonaccrual loans were $174 million (0.97% of total loans) at March 31, 2015, compared to $177 million (1.01% of total loans) at December 31, 2014 (see Table 10). Potential problem loans increased to $219 million, up $28 million from the fourth quarter of 2014. The provision for credit losses for the first quarter of 2015 was $5 million, relatively unchanged from fourth quarter of 2014 (see Table 9). Annualized net charge offs represented 0.13% of average loans for the first quarter of 2015 compared to 0.10% for the fourth quarter of 2014. The allowance for loan losses to loans at March 31, 2015 was 1.48%, compared to 1.51% at December 31, 2014 (see Table 9). See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the first quarter of 2015 increased $10 million (15%) to $80 million versus the fourth quarter of 2014. Core fee-based revenue increased $8 million (15%) from the fourth quarter of 2014, primarily due to a $9 million increase in insurance commissions. Insurance commissions increased from the fourth quarter of 2014, primarily due to the acquisition of Ahmann & Martin Co. See Note 2, "Acquisitions," of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition. Net mortgage banking income was $7 million, up $4 million from the fourth quarter of 2014, mainly due to a $4 million favorable change in the fair value of the mortgage derivatives. Net asset gains decreased $3 million, primarily due to lower gains on sales of real estate and miscellaneous assets.
On a sequential quarter basis, noninterest expense increased $2 million (1%) to $174 million. Personnel expense was $100 million for the first quarter of 2015, up $3 million (3%) from the fourth quarter of 2014 primarily attributable to the Ahmann & Martin Co. acquisition which added approximately 120 colleagues. Occupancy expense was up $3 million (21%), related to a lease termination charge, as the Corporation further consolidated office space in Chicago. The increases in personnel expense and occupancy expense were partially offset by a $3 million (38%) decrease in business development and advertising expenses from the fourth quarter of 2014, predominantly related to seasonal advertising during the fourth quarter of 2014. All remaining noninterest expense categories on a combined basis were relatively unchanged (down 1%) compared to the fourth quarter of 2014.
For the first quarter of 2015, the Corporation recognized income tax expense of $22 million, compared to income tax expense of $19 million for the fourth quarter of 2014. The effective tax rate was 32.49% and 27.79% for the first quarter of 2015 and the fourth quarter of 2014, respectively.
Segment Review
As discussed in Note 16, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services.
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2015, certain organizational and methodology changes were made and, accordingly, 2014 results have been restated and presented on a comparable basis.

Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $29 million for the first quarter of 2015, up $5 million compared to $24 million for the comparable quarter in 2014. Segment revenue increased to $88 million for the first quarter of 2015 primarily due to growth in average loan balances, partially offset by lower spreads on loan products. The credit provision decreased to $10 million for the first quarter of 2015, due to improvement in loan credit quality. Average loan balances were $9.2 billion for the first quarter of 2015, up $368 million from an average balance of $8.8 billion for the first quarter of 2014. Average deposit balances were $5.4 billion for the first quarter of 2015, up $181 million from the comparable quarter of 2014. Average allocated capital increased to $943 million for the first quarter of 2015 reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-size businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business Banking segment had net income of $17 million for the first quarter of 2015 compared to $8 million in the comparable quarter of 2014. Segment revenue increased to $152 million for the first quarter of 2015 primarily due to higher insurance commissions from the Ahmann & Martin Co. acquisition as well as changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision for loans increased to $7 million for the first quarter of 2015, due to loan growth, partially offset by improving credit quality. Total noninterest expense increased to $119 million for the first quarter of 2015. Average loan balances were $8.5 billion for the first quarter of 2015, up $1.3 billion for the comparable quarter of 2014. Average deposits were $10.5 billion for the first quarter of 2015, up $983 million from average deposits of $9.5 billion for the comparable quarter of 2014. Average allocated capital increased to $647 million for the first quarter of 2015.
The Risk Management and Shared Services segment had net income of $1 million for the first quarter of 2015, down $12 million compared to $13 million for the comparable quarter in 2014. The decrease was primarily due to a $13 million decrease in net interest income related to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer and Business segments. Average earning asset balances increased $593 million compared to the first quarter of 2014, primarily in investment securities. Average deposits were $3.1 billion for the first quarter of 2015, up $902 million versus the comparable quarter of 2014. Average allocated capital decreased to $214 million in the first quarter of 2015.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes.
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
Allowance for Loan Losses: Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See Note 7, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements and section “Allowance for Credit Losses.”
Goodwill Impairment Assessment: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment testing in May 2014, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ Bank index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2014 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the date of the last impairment testing that have changed the Corporation's impairment assessment conclusion. See also Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements.
Mortgage Servicing Rights Valuation: The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, similar to other participants in the mortgage banking business, the Corporation relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at March 31, 2015 (holding all other factors unchanged), if refinance interest rates were to decrease 50 basis points (bp), the estimated value of the mortgage servicing rights asset would have been approximately $10 million (or 16%) lower. Conversely, if refinance interest rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 14%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $1 million at March 31, 2015. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing rights asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Income Taxes: The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes and regulations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s deferred tax assets. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See also Note 10, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
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
In April 2015, the FASB issued an amendment to provide guidance to customers about whether a cloud computing arrangement included a software license. If the cloud computing arrangement includes a software license, then the customer should account for the software license element consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In April 2015, the FASB issued an amendment to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities should apply the amendment retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In February 2015, the FASB issued an amendment to modify existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate legal entities. The new standard will place more emphasis on risk of loss when determining a controlling financial interest. Frequency in the application of related-party guidance for determining a controlling financial interest will be reduced. Also, consolidation conclusions for public and private companies among several industries that make use of limited partnerships or VIEs will be changed. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment using a modified retrospective approach or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, including adoption in an interim period. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
In June 2014, the FASB issued an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact on its results of operations, financial position, and liquidity.

In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment is effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods); however, the FASB has issued a proposal to defer the effective date for one year. Early application is not permitted. The Corporation intends to adopt the accounting standard, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
Recent Developments
On April 21, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.10 per common share, payable on June 15, 2015, to shareholders of record at the close of business on June 1, 2015. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock payable on June 15, 2015, to shareholders of record at the close of business on June 1, 2015. These cash dividends have not been reflected in the accompanying consolidated financial statements.
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation’s common stock. This repurchase authorization is in addition to the previously authorized common stock repurchase program announced on October 28, 2014. There remains approximately $46 million under the previous authorization, or approximately $171 million in the aggregate. Repurchases under such programs are subject to regulatory limitations and may occur from time to time in open market purchases, block transactions, accelerated share repurchase programs or similar facilities.
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
As of March 31, 2015, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013. On March 2, 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court and remanded the case back to the District Court for further proceedings. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.
The U.S. Department of Housing and Urban Development (“HUD”) is investigating the Bank’s compliance with fair housing laws, particularly from the period 2008 to 2011. There are several possible outcomes from this matter, including administrative or court proceedings, or a conciliation agreement with HUD. The Corporation believes it has been in compliance in all material respects with all applicable laws and regulations related to fair housing. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such investigation by HUD.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock purchases during the first quarter of 2015. For a detailed discussion of the common stock repurchase authorizations and repurchases during the period, see section “Capital” included under Part I Item 2 of this document.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
January 1, 2015 - January 31, 2015	1,203,400	$17.13	1,203,400	—
February 1, 2015 - February 28, 2015	533,301	17.60	533,301	—
March 1, 2015 - March 31, 2015	—	—	—	—
Total	1,736,701	$17.27	1,736,701	2,467,850

(a)
During the first quarter of 2015, the Corporation repurchased approximately 235,000 common shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On October 28, 2014, the Board of Directors authorized the repurchase of up to $120 million of common stock, of which approximately $46 million remained available to repurchase as of March 31, 2015. Using the closing stock price on March 31, 2015 of $18.60, a total of approximately 2.5 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of March 31, 2015. On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock. This repurchase authorization is in addition to the $46 million remaining under the October 28, 2014 repurchase authorization, or approximately $171 million aggregate. See section, "Recent Developments," for additional information on the April 21, 2015, repurchase authorization.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: May 1, 2015	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: May 1, 2015	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer