Form 10-Q
period 2015-06-30
ASSOCIATED BANC-CORP
filed 2015-07-30
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 29, 2015, was 150,212,293.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$375,369	$444,113
Interest-bearing deposits in other financial institutions	101,573	571,924
Federal funds sold and securities purchased under agreements to resell	39,850	16,030
Investment securities held to maturity, at amortized cost	532,382	404,455
Investment securities available for sale, at fair value	5,407,998	5,396,812
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stocks, at cost	160,765	189,107
Loans held for sale	151,146	154,935
Loans	18,303,252	17,593,846
Allowance for loan losses	(261,538)	(266,302)
Loans, net	18,041,714	17,327,544
Premises and equipment, net	274,338	274,688
Goodwill	968,844	929,168
Other intangible assets, net	79,055	67,582
Trading assets	35,386	35,163
Other assets	1,016,725	1,010,253
Total assets	$27,185,145	$26,821,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,332,171	$4,505,272
Interest-bearing deposits	14,937,392	14,258,232
Total deposits	19,269,563	18,763,504
Federal funds purchased and securities sold under agreements to repurchase	689,699	493,991
Other short-term funding	905,837	574,297
Long-term funding	3,179,734	3,930,117
Trading liabilities	37,169	37,329
Accrued expenses and other liabilities	198,752	222,285
Total liabilities	24,280,754	24,021,523
Stockholders’ equity
Preferred equity	122,015	59,727
Common stock	1,642	1,665
Surplus	1,450,200	1,484,933
Retained earnings	1,538,684	1,497,818
Accumulated other comprehensive income (loss)	2,594	(4,850)
Treasury stock, at cost	(210,744)	(239,042)
Total stockholders’ equity	2,904,391	2,800,251
Total liabilities and stockholders’ equity	$27,185,145	$26,821,774
Preferred shares issued	125,660	61,356
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	164,200,068	166,544,252
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	13,337,783	15,002,318
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$152,417	$146,629	$304,362	$290,016
Interest and dividends on investment securities:
Taxable	23,868	26,109	48,960	52,366
Tax exempt	7,565	7,030	15,452	14,001
Other interest	1,771	1,862	3,463	3,311
Total interest income	185,621	181,630	372,237	359,694
INTEREST EXPENSE
Interest on deposits	8,141	6,195	15,760	12,354
Interest on Federal funds purchased and securities sold under agreements to repurchase	235	306	466	611
Interest on other short-term funding	115	280	196	396
Interest on long-term funding	10,642	6,146	21,514	12,657
Total interest expense	19,133	12,927	37,936	26,018
NET INTEREST INCOME	166,488	168,703	334,301	333,676
Provision for credit losses	5,000	5,000	9,500	10,000
Net interest income after provision for credit losses	161,488	163,703	324,801	323,676
NONINTEREST INCOME
Trust service fees	12,515	12,017	24,602	23,728
Service charges on deposit accounts	15,703	17,412	31,509	33,812
Card-based and other nondeposit fees	13,597	12,577	26,013	25,086
Insurance commissions	20,077	13,651	39,805	25,968
Brokerage and annuity commissions	4,192	4,520	7,875	8,553
Mortgage banking, net	9,941	5,362	17,349	11,723
Capital market fees, net	2,692	2,099	5,159	4,421
Bank owned life insurance income	2,381	3,011	5,256	7,331
Asset gains, net	1,893	899	2,989	1,627
Investment securities gains, net	1,242	34	1,242	412
Other	2,288	665	4,798	3,107
Total noninterest income	86,521	72,247	166,597	145,768
NONINTEREST EXPENSE
Personnel expense	102,986	97,793	203,138	195,491
Occupancy	14,308	13,785	31,991	29,345
Equipment	5,739	6,227	11,511	12,503
Technology	16,354	14,594	31,912	27,318
Business development and advertising	6,829	5,077	12,156	10,139
Other intangible amortization	888	991	1,689	1,982
Loan expense	3,681	3,620	6,677	6,407
Legal and professional fees	4,344	4,436	8,882	8,624
Foreclosure / OREO expense	1,303	1,575	2,728	3,471
FDIC expense	6,000	4,945	12,500	9,946
Other	14,384	14,882	27,887	30,357
Total noninterest expense	176,816	167,925	351,071	335,583
Income before income taxes	71,193	68,025	140,327	133,861
Income tax expense	21,793	21,660	44,255	42,297
Net income	49,400	46,365	96,072	91,564
Preferred stock dividends	1,545	1,278	2,773	2,522
Net income available to common equity	$47,855	$45,087	$93,299	$89,042
Earnings per common share:
Basic	$0.32	$0.28	$0.62	$0.55
Diluted	$0.31	$0.28	$0.61	$0.55
Average common shares outstanding:
Basic	149,903	159,940	149,986	160,699
Diluted	151,108	160,838	151,129	161,513
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Thousands)
Net income	$49,400	$46,365	$96,072	$91,564
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(35,224)	35,557	12,194	56,184
Reclassification adjustment for net gains realized in net income	(1,242)	(34)	(1,242)	(412)
Income tax (expense) benefit	13,923	(13,655)	(4,182)	(21,441)
Other comprehensive income (loss) on investment securities available for sale	(22,543)	21,868	6,770	34,331
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	12	15	25	30
Amortization of actuarial losses	533	316	1,065	632
Income tax expense	(208)	(128)	(416)	(255)
Other comprehensive income on pension and postretirement obligations	337	203	674	407
Total other comprehensive income (loss)	(22,206)	22,071	7,444	34,738
Comprehensive income	$27,194	$68,436	$103,516	$126,302
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2013	$61,862	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290
Comprehensive income:
Net income	—	—	—	91,564	—	—	91,564
Other comprehensive income	—	—	—	—	34,738	—	34,738
Comprehensive income							126,302
Common stock issued:
Stock-based compensation plans, net	—	—	1,071	(19,735)	—	27,027	8,363
Purchase of treasury stock	—	—	—	—	—	(72,647)	(72,647)
Cash dividends:
Common stock, $0.18 per share	—	—	—	(29,175)	—	—	(29,175)
Preferred stock	—	—	—	(2,522)	—	—	(2,522)
Purchase of preferred stock	(838)	—	—	(122)	—	—	(960)
Stock-based compensation expense, net	—	—	8,468	—	—	—	8,468
Tax benefit of stock-based compensation	—	—	827	—	—	—	827
Balance, June 30, 2014	$61,024	$1,750	$1,628,356	$1,432,518	$10,494	$(204,196)	$2,929,946
Balance, December 31, 2014	$59,727	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income:
Net income	—	—	—	96,072	—	—	96,072
Other comprehensive income	—	—	—	—	7,444	—	7,444
Comprehensive income							103,516
Common stock issued:
Stock-based compensation plans, net	—	—	2,051	(21,145)	—	32,798	13,704
Acquisition of Ahmann & Martin Co.	—	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	(49)	(92,951)	—	—	—	(93,000)
Purchase of treasury stock	—	—	—	—	—	(4,500)	(4,500)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,508)	—	—	(30,508)
Preferred stock	—	—	—	(2,773)	—	—	(2,773)
Issuance of preferred stock	62,966	—	—	—	—	—	62,966
Purchase of preferred stock	(678)	—	—	(74)	—	—	(752)
Other	—	—	—	(706)	—	—	(706)
Stock-based compensation expense, net	—	—	10,879	—	—	—	10,879
Tax benefit of stock-based compensation	—	—	1,784	—	—	—	1,784
Balance, June 30, 2015	$122,015	$1,642	$1,450,200	$1,538,684	$2,594	$(210,744)	$2,904,391
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows(Unaudited)

	Six Months Ended June 30,
	2015	2014
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,072	$91,564
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,500	10,000
Depreciation and amortization	24,232	25,834
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(465)	119
Amortization of mortgage servicing rights	6,147	5,545
Amortization of other intangible assets	1,689	1,982
Amortization and accretion on earning assets, funding, and other, net	19,457	13,788
Tax impact of stock based compensation	1,784	827
Gain on sales of investment securities, net	(1,242)	(412)
Gain on sales of assets and impairment write-downs, net	(2,989)	(1,627)
Gain on mortgage banking activities, net	(8,000)	(8,169)
Mortgage loans originated and acquired for sale	(619,202)	(479,449)
Proceeds from sales of mortgage loans held for sale	599,262	478,688
Increase (decrease) in interest receivable	808	(1,617)
Increase (decrease) in interest payable	5,596	(880)
Net change in other assets and other liabilities	(19,819)	(19,677)
Net cash provided by operating activities	112,830	116,516
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(703,636)	(1,166,685)
Purchases of:
Available for sale securities	(1,702,678)	(673,073)
Held to maturity securities	(133,976)	(70,581)
FHLB stock	(14,172)	(4,997)
Premises, equipment, and software, net of disposals	(26,232)	(19,365)
Other assets	(8,183)	(461)
Proceeds from:
Sales of available for sale securities	1,065,328	80,362
Sale of FHLB stock	42,514	—
Prepayments, calls, and maturities of available for sale securities	620,320	373,692
Prepayments, calls, and maturities of held to maturity securities	6,290	5,670
Prepayments, calls, and maturities of other assets	10,465	17,913
Net cash received in acquisition	1,132	—
Net cash used in investing activities	(842,828)	(1,457,525)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	506,059	49,092
Net increase in short-term funding	527,248	1,596,245
Repayment of long-term funding	(1,000,017)	(155,018)
Proceeds from issuance of long-term funding	250,000	—
Purchase of common stock returned to authorized but unissued	(93,000)	—
Purchase of treasury stock	(4,500)	(72,647)
Proceeds from issuance of preferred stock	62,966	—
Purchase of preferred stock	(752)	(960)
Cash dividends on common stock	(30,508)	(29,175)
Cash dividends on preferred stock	(2,773)	(2,522)
Net cash provided by financing activities	214,723	1,385,015
Net increase (decrease) in cash and cash equivalents	(515,275)	44,006
Cash and cash equivalents at beginning of period	1,032,067	602,245
Cash and cash equivalents at end of period	$516,792	$646,251
Supplemental disclosures of cash flow information:
Cash paid for interest	$32,123	$26,971
Cash paid for income taxes	40,473	38,667
Loans and bank premises transferred to other real estate owned	3,117	12,049
Capitalized mortgage servicing rights	6,729	3,720
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	4,590	—
Fair value ascribed to goodwill and intangible assets	51,791	—
Fair value of liabilities assumed	12,851	—
Common stock issued in acquisition	43,530	—
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
During the second quarter of 2015, the Corporation made acquisition valuation adjustments impacting certain assets acquired in connection with the acquisition of Ahmann & Martin Co. As a result of these adjustments, our consolidated balance sheet as of June 30, 2015 reflects a $70,000 increase in goodwill and a $500,000 increase in other intangible assets when compared to previously reported amounts. See Note 8 for additional information on goodwill and other intangible assets.
NOTE 3: New Accounting Pronouncements Adopted
In June 2015, the FASB issued a technical corrections and improvements accounting standards update which makes minor amendments to the FASB Accounting Standards Codification. The four general topics covered in the guidance include: (1) amendments related to differences between original guidance and the codification, (2) guidance clarification and reference corrections, (3) simplification, and (4) minor improvements. The amendments that require transition guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments that require transition guidance are not applicable to the Corporation. All other amendments were effective upon the issuance of this update in June 2015. The Corporation adopted the accounting standard during the second quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.
In May 2015, the FASB issued an amendment to its current guidance regarding pushdown accounting for newly acquired businesses. The amendment eliminates the SEC guidance on pushdown accounting from the Accounting Standard Codification. The amendments align the FASB’s codification with the related material in the SEC's staff accounting bulletin (SAB) No. 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC's Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Corporation adopted the accounting standard during the second quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.
In August 2014, the FASB issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separate from the loan before foreclosure and (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment was effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. The Corporation adopted the accounting standard on a prospective basis during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.

In June 2014, the FASB issued an amendment to clarify the current accounting and disclosures for certain repurchase agreements. The amendments in this update require two accounting changes: (1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update also require additional disclosures for certain transactions on the transfer of financial assets, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment was effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Corporation adopted the accounting standard during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity. See Note 9 for the new repurchase agreement disclosures.
In January 2014, the FASB issued an amendment to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Corporation adopted the accounting standard using the prospective transition method during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.
In January 2014, the FASB issued an amendment which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. This amendment was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Corporation made an accounting policy election to use the proportional amortization method for investments in qualified affordable housing projects during the first quarter of 2015, which had no material impact on the results of operations, financial position, or liquidity.

NOTE 4: Earnings Per Common Share
Earnings per share are calculated utilizing the two-class method. Basic earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock instruments (outstanding stock options, unvested restricted stock, and outstanding stock warrants). Presented below are the calculations for basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands, except per share data)
Net income	$49,400	$46,365	$96,072	$91,564
Preferred stock dividends	(1,545)	(1,278)	(2,773)	(2,522)
Net income available to common equity	$47,855	$45,087	$93,299	$89,042
Common shareholder dividends	(15,056)	(14,393)	(30,222)	(28,881)
Dividends on unvested share-based payment awards	(172)	(143)	(286)	(294)
Undistributed earnings	$32,627	$30,551	$62,791	$59,867
Undistributed earnings allocated to common shareholders	$32,262	$30,247	$62,148	$59,375
Undistributed earnings allocated to unvested share-based payment awards	365	304	643	492
Undistributed earnings	$32,627	$30,551	$62,791	$59,867
Basic
Distributed earnings to common shareholders	$15,056	$14,393	$30,222	$28,881
Undistributed earnings allocated to common shareholders	32,262	30,247	62,148	59,375
Total common shareholders earnings, basic	$47,318	$44,640	$92,370	$88,256
Diluted
Distributed earnings to common shareholders	$15,056	$14,393	$30,222	$28,881
Undistributed earnings allocated to common shareholders	32,262	30,247	62,148	59,375
Total common shareholders earnings, diluted	$47,318	$44,640	$92,370	$88,256
Weighted average common shares outstanding	149,903	159,940	149,986	160,699
Effect of dilutive common stock instruments	1,205	898	1,143	814
Diluted weighted average common shares outstanding	151,108	160,838	151,129	161,513
Basic earnings per common share	$0.32	$0.28	$0.62	$0.55
Diluted earnings per common share	$0.31	$0.28	$0.61	$0.55
Options to purchase approximately 1 million common shares were outstanding for both the three and six months ended June 30, 2015, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 3 million and 2 million common shares were outstanding for the three and six months ended June 30, 2014, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.
NOTE 5: Stock-Based Compensation
At June 30, 2015, the Corporation had one active stock-based compensation plan, the 2013 Incentive Compensation Plan. All stock options granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date.
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

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Beginning with the 2014 grants, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense in the consolidated statements of income.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first six months of 2015 and full year 2014.

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
A summary of the Corporation’s stock option activity for the year ended December 31, 2014 and for the six months ended June 30, 2015, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2013	8,034,243	$18.37
Granted	1,389,452	$17.45
Exercised	(933,143)	$13.77
Forfeited or expired	(643,214)	$23.50
Outstanding at December 31, 2014	7,847,338	$18.34	5.79	$23,986
Options exercisable at December 31, 2014	5,076,676	$19.96	4.41	$14,953
Granted	1,348,504	$17.95
Exercised	(901,828)	$13.92
Forfeited or expired	(748,088)	$27.58
Outstanding at June 30, 2015	7,545,926	$17.90	6.30	$30,532
Options exercisable at June 30, 2015	5,049,508	$18.27	4.98	$22,722

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2014, and for the six months ended June 30, 2015.

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	3,110,523	$4.69
Granted	1,389,452	$3.00
Vested	(1,522,152)	$4.92
Forfeited	(207,161)	$4.38
Nonvested at December 31, 2014	2,770,662	$3.74
Granted	1,348,504	$3.08
Vested	(1,425,483)	$4.22
Forfeited	(197,265)	$3.27
Nonvested at June 30, 2015	2,496,418	$3.15
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2015, the intrinsic value of stock options exercised was $5 million. For the year ended December 31, 2014, the intrinsic value of stock options exercised was $4 million. The total fair value of stock options that vested was $6 million for the six months ended June 30, 2015 and $7 million for the year ended December 31, 2014. The Corporation recognized compensation expense for the vesting of stock options of $2 million and $3 million for the six months ended June 30, 2015 and 2014, respectively. For the full year 2014, the Corporation recognized compensation expense of $6 million for the vesting of stock options. Included in compensation expense for the six months ended June 30, 2015 was approximately $520,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At June 30, 2015, the Corporation had $6 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.
The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2014, and for six months ended June 30, 2015.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,511,765	$13.92
Granted	1,177,168	$17.35
Vested	(538,877)	$14.12
Forfeited	(167,930)	$15.26
Outstanding at December 31, 2014	1,982,126	$15.79
Granted	1,146,398	$18.04
Vested	(677,112)	$15.54
Forfeited	(123,040)	$16.65
Outstanding at June 30, 2015	2,328,372	$17.00
Restricted stock awards granted during 2014 and 2015 will vest ratably over a four year period. Expense for restricted stock awards of approximately $9 million and $5 million was recognized for the six months ended June 30, 2015 and 2014, respectively. The Corporation recognized approximately $10 million of expense for restricted stock awards for the full year 2014. Included in compensation expense for the six months ended June 30, 2015 was approximately $1 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $30 million of unrecognized compensation expense related to restricted stock awards at June 30, 2015 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.
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

NOTE 6: Investment Securities
Investment securities are classified as held to maturity or available for sale at the time of purchase. The majority of the Corporation's investment securities are mortgage-related securities issued by government-sponsored enterprises ("GSE") such as the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”). The amortized cost and fair values of investment securities available for sale and held to maturity were as follows.

June 30, 2015:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$2	$—	$1,001
Obligations of state and political subdivisions ("municipal securities")	451,577	18,576	(50)	470,103
Residential mortgage-related securities:
FNMA / FHLMC	2,207,339	52,006	(7,718)	2,251,627
GNMA	905,728	1,876	(5,520)	902,084
Private-label	1,926	1	(10)	1,917
GNMA commercial mortgage-related securities	1,794,286	3,803	(23,527)	1,774,562
Other securities (debt and equity)	6,638	66	—	6,704
Total investment securities available for sale	$5,368,493	$76,330	$(36,825)	$5,407,998
Investment securities held to maturity:
Municipal securities	$532,382	$4,360	$(6,288)	$530,454
Total investment securities held to maturity	$532,382	$4,360	$(6,288)	$530,454
December 31, 2014:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$—	$(1)	$998
Municipal securities	560,839	21,869	(29)	582,679
Residential mortgage-related securities:
FNMA / FHLMC	3,534,240	59,640	(30,423)	3,563,457
GNMA	165,863	1,596	(127)	167,332
Private-label	2,297	7	(10)	2,294
GNMA commercial mortgage-related securities	1,097,913	1,922	(25,942)	1,073,893
Other securities (debt and equity)	6,108	51	—	6,159
Total investment securities available for sale	$5,368,259	$85,085	$(56,532)	$5,396,812
Investment securities held to maturity:
Municipal securities	$404,455	$9,444	$(832)	$413,067
Total investment securities held to maturity	$404,455	$9,444	$(832)	$413,067

The amortized cost and fair values of investment securities available for sale and held to maturity at June 30, 2015, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$23,394	$23,632	$—	$—
Due after one year through five years	245,147	256,811	2,481	2,513
Due after five years through ten years	190,071	196,705	127,117	127,465
Due after ten years	584	604	402,784	400,476
Total debt securities	459,196	477,752	532,382	530,454
Residential mortgage-related securities:
FNMA / FHLMC	2,207,339	2,251,627	—	—
GNMA	905,728	902,084
Private-label	1,926	1,917	—	—
GSE commercial mortgage-related securities	1,794,286	1,774,562	—	—
Equity securities	18	56	—	—
Total investment securities	$5,368,493	$5,407,998	$532,382	$530,454
Ratio of Fair Value to Amortized Cost		100.7%		99.6%
During the second quarter of 2015, the Corporation restructured its investment portfolio and sold over $1 billion of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating a $1 million net gain on sale. This restructuring lowered risk weighted assets and related capital requirements, while improving the liquidity of the investment portfolio.

	Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2014
		($ in Thousands)
Gross gains	$5,251	$1,102	$1,184
Gross losses	(4,009)	(690)	(690)
Investment securities gains, net	$1,242	$412	$494
Proceeds from sales of investment securities	$1,065,328	$80,362	$102,011
The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015.

	Less than 12 months			12 months or more			Total
June 30, 2015	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Municipal securities	18	$(47)	$8,022	1	$(3)	$186	$(50)	$8,208
Residential mortgage-related securities:
GSE	62	(6,719)	1,015,136	20	(6,519)	387,416	(13,238)	1,402,552
Private-label	2	(9)	1,825	2	(1)	21	(10)	1,846
GSE commercial mortgage-related securities	29	(5,043)	858,144	20	(18,484)	446,382	(23,527)	1,304,526
Total		$(11,818)	$1,883,127		$(25,007)	$834,005	$(36,825)	$2,717,132
Investment securities held to maturity:
Municipal securities	623	$(5,824)	$303,766	21	$(464)	$9,346	$(6,288)	$313,112
Total		$(5,824)	$303,766		$(464)	$9,346	$(6,288)	$313,112

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less than 12 months			12 months or more			Total
December 31, 2014	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	1	$(1)	$998	—	$—	$—	$(1)	$998
Municipal securities	6	(9)	3,374	6	(20)	2,133	(29)	5,507
Residential mortgage-related securities:
GSE	16	(1,404)	333,713	56	(29,146)	1,256,533	(30,550)	1,590,246
Private-label	1	(9)	1,772	2	(1)	27	(10)	1,799
GSE commercial mortgage-related securities	9	(1,766)	329,982	20	(24,176)	460,425	(25,942)	790,407
Total		$(3,189)	$669,839		$(53,343)	$1,719,118	$(56,532)	$2,388,957
Investment securities held to maturity:
Municipal securities	74	$(216)	$31,924	85	$(616)	$38,915	$(832)	$70,839
Total		$(216)	$31,924		$(616)	$38,915	$(832)	$70,839
The Corporation reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the other-than-temporary impairment analysis include, the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. The Corporation may also evaluate payment structure, whether there are defaulted payments or expected defaults, prepayment speeds, and the value of any underlying collateral for certain securities.
Based on the Corporation’s evaluation, management does not believe any unrealized loss at June 30, 2015 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The improvement in the unrealized loss position of the investment securities portfolio was due to a slight reduction in the level of intermediate term interest rates from December 31, 2014 to June 30, 2015. Since December 31, 2014, the three-year and five-year U.S. Treasury note rates declined 7 basis points ("bp") and 1 bp, respectively.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $88 million and $118 million at June 30, 2015 and December 31, 2014, respectively, and Federal Reserve Bank stock of $73 million and $71 million at June 30, 2015 and December 31, 2014, respectively. During second quarter of 2015, the Corporation sold $43 million of excess FHLB stock.

NOTE 7: Loans, Allowance for Credit Losses, and Credit Quality
The period end loan composition was as follows.

	June 30, 2015	December 31, 2014
	($ in Thousands)
Commercial and industrial	$6,208,192	$5,905,902
Commercial real estate - owner occupied	978,183	1,007,937
Lease financing	46,900	51,529
Commercial and business lending	7,233,275	6,965,368
Commercial real estate - investor	3,126,440	3,056,485
Real estate construction	1,092,308	1,008,956
Commercial real estate lending	4,218,748	4,065,441
Total commercial	11,452,023	11,030,809
Home equity	1,530,463	1,636,058
Installment and credit cards	430,823	454,219
Residential mortgage	4,889,943	4,472,760
Total consumer	6,851,229	6,563,037
Total loans	$18,303,252	$17,593,846
A summary of the changes in the allowance for credit losses was as follows.

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$266,302	$268,315
Provision for loan losses	9,500	13,000
Charge offs	(27,807)	(44,096)
Recoveries	13,543	29,083
Net charge offs	(14,264)	(15,013)
Balance at end of period	$261,538	$266,302
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900	$21,900
Provision for unfunded commitments	—	3,000
Balance at end of period	$24,900	$24,900
Allowance for Credit Losses	$286,438	$291,202
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

A summary of the changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302
Provision for loan losses	7,855	4,583	(128)	(3,199)	(530)	(319)	1,214	24	9,500
Charge offs	(13,012)	(2,249)	—	(3,430)	(447)	(4,387)	(1,928)	(2,354)	(27,807)
Recoveries	4,441	312	—	4,103	1,863	1,849	373	602	13,543
Balance at Jun 30, 2015	$115,309	$19,156	$1,482	$43,807	$21,885	$27,502	$6,094	$26,303	$261,538
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$6,381	$455	$464	$44	$—	$3	$—	$173	$7,520
Ending balance impaired loans collectively evaluated for impairment	1,415	587	—	1,911	518	11,398	234	11,242	27,305
Total impaired loans	$7,796	$1,042	$464	$1,955	$518	$11,401	$234	$11,415	$34,825
Ending balance all other loans collectively evaluated for impairment	107,513	18,114	1,018	41,852	21,367	16,101	5,860	14,888	226,713
Total	$115,309	$19,156	$1,482	$43,807	$21,885	$27,502	$6,094	$26,303	$261,538
Loans:
Ending balance impaired loans individually evaluated for impairment	$62,483	$16,485	$1,656	$2,914	$1,925	$321	$—	$8,740	$94,524
Ending balance impaired loans collectively evaluated for impairment	34,318	7,769	—	25,185	1,695	27,686	1,250	58,154	156,057
Total impaired loans	$96,801	$24,254	$1,656	$28,099	$3,620	$28,007	$1,250	$66,894	$250,581
Ending balance all other loans collectively evaluated for impairment	6,111,391	953,929	45,244	3,098,341	1,088,688	1,502,456	429,573	4,823,049	18,052,671
Total	$6,208,192	$978,183	$46,900	$3,126,440	$1,092,308	$1,530,463	$430,823	$4,889,943	$18,303,252
The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations (used for both criticized and non-criticized loan categories), with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. At June 30, 2015, $26 million of the commercial and industrial allowance for loan losses was attributable to Oil and Gas related credits, compared to $17 million at December 31, 2014. This allocated allowance for loan losses represented 3.43% and 2.26% of period end Oil and Gas related loans at June 30, 2015 and December 31, 2014, respectively. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$32,196	$2,416	$26,545	$268,315
Provision for loan losses	14,767	(1,296)	35	(17,290)	(1,277)	7,087	6,279	4,695	13,000
Charge offs	(14,633)	(3,476)	(39)	(4,529)	(1,958)	(12,332)	(2,876)	(4,253)	(44,096)
Recoveries	11,390	1,806	7	9,996	816	3,408	616	1,044	29,083
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$13,615	$1,490	$574	$1,649	$328	$11	$—	$199	$17,866
Ending balance impaired loans collectively evaluated for impairment	2,852	1,731	—	1,938	767	13,004	308	11,965	32,565
Total impaired loans	$16,467	$3,221	$574	$3,587	$1,095	$13,015	$308	$12,164	$50,431
Ending balance all other loans collectively evaluated for impairment	99,558	13,289	1,036	42,746	19,904	17,344	6,127	15,867	215,871
Total	$116,025	$16,510	$1,610	$46,333	$20,999	$30,359	$6,435	$28,031	$266,302
Loans:
Ending balance impaired loans individually evaluated for impairment	$45,118	$20,731	$1,801	$19,683	$3,776	$962	$—	$9,751	$101,822
Ending balance impaired loans collectively evaluated for impairment	38,437	15,548	—	26,129	2,350	30,845	1,587	58,911	173,807
Total impaired loans	$83,555	$36,279	$1,801	$45,812	$6,126	$31,807	$1,587	$68,662	$275,629
Ending balance all other loans collectively evaluated for impairment	5,822,347	971,658	49,728	3,010,673	1,002,830	1,604,251	452,632	4,404,098	17,318,217
Total	$5,905,902	$1,007,937	$51,529	$3,056,485	$1,008,956	$1,636,058	$454,219	$4,472,760	$17,593,846
The following table presents commercial loans by credit quality indicator at June 30, 2015.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,753,506	$232,242	$125,643	$96,801	$6,208,192
Commercial real estate - owner occupied	886,336	25,596	41,997	24,254	978,183
Lease financing	39,549	4,310	1,385	1,656	46,900
Commercial and business lending	6,679,391	262,148	169,025	122,711	7,233,275
Commercial real estate - investor	3,060,371	14,427	23,543	28,099	3,126,440
Real estate construction	1,086,630	731	1,327	3,620	1,092,308
Commercial real estate lending	4,147,001	15,158	24,870	31,719	4,218,748
Total commercial	$10,826,392	$277,306	$193,895	$154,430	$11,452,023

The following table presents commercial loans by credit quality indicator at December 31, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,594,497	$119,328	$108,522	$83,555	$5,905,902
Commercial real estate - owner occupied	904,526	18,437	48,695	36,279	1,007,937
Lease financing	46,931	88	2,709	1,801	51,529
Commercial and business lending	6,545,954	137,853	159,926	121,635	6,965,368
Commercial real estate - investor	2,974,493	12,137	24,043	45,812	3,056,485
Real estate construction	998,972	2,082	1,776	6,126	1,008,956
Commercial real estate lending	3,973,465	14,219	25,819	51,938	4,065,441
Total commercial	$10,519,419	$152,072	$185,745	$173,573	$11,030,809
The following table presents consumer loans by credit quality indicator at June 30, 2015.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,493,285	$8,739	$432	$28,007	$1,530,463
Installment and credit cards	427,918	1,655	—	1,250	430,823
Residential mortgage	4,812,794	4,914	5,341	66,894	4,889,943
Total consumer	$6,733,997	$15,308	$5,773	$96,151	$6,851,229
The following table presents consumer loans by credit quality indicator at December 31, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,592,788	$10,583	$880	$31,807	$1,636,058
Installment and credit cards	450,698	1,932	2	1,587	454,219
Residential mortgage	4,397,271	3,046	3,781	68,662	4,472,760
Total consumer	$6,440,757	$15,561	$4,663	$102,056	$6,563,037
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual and charge off policies.
For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and impaired are reviewed at a minimum on a quarterly basis, while pass rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at June 30, 2015.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$5,272	$1,085	$262	$6,619	$6,136,835	$6,143,454
Commercial real estate - owner occupied	855	235	—	1,090	958,272	959,362
Lease financing	—	—	—	—	45,244	45,244
Commercial and business lending	6,127	1,320	262	7,709	7,140,351	7,148,060
Commercial real estate - investor	17,449	2,394	—	19,843	3,100,507	3,120,350
Real estate construction	203	109	—	312	1,089,090	1,089,402
Commercial real estate lending	17,652	2,503	—	20,155	4,189,597	4,209,752
Total commercial	23,779	3,823	262	27,864	11,329,948	11,357,812
Home equity	6,527	2,212	31	8,770	1,503,287	1,512,057
Installment and credit cards	1,055	600	1,369	3,024	427,345	430,369
Residential mortgage	4,725	189	—	4,914	4,837,739	4,842,653
Total consumer	12,307	3,001	1,400	16,708	6,768,371	6,785,079
Total accruing loans	$36,086	$6,824	$1,662	$44,572	$18,098,319	$18,142,891
Nonaccrual loans
Commercial and industrial	$1,276	$3,684	$8,907	$13,867	$50,871	$64,738
Commercial real estate - owner occupied	258	1,058	7,942	9,258	9,563	18,821
Lease financing	—	—	504	504	1,152	1,656
Commercial and business lending	1,534	4,742	17,353	23,629	61,586	85,215
Commercial real estate - investor	2,462	640	2,066	5,168	922	6,090
Real estate construction	81	50	459	590	2,316	2,906
Commercial real estate lending	2,543	690	2,525	5,758	3,238	8,996
Total commercial	4,077	5,432	19,878	29,387	64,824	94,211
Home equity	1,817	1,780	8,025	11,622	6,784	18,406
Installment and credit cards	39	32	168	239	215	454
Residential mortgage	3,762	3,958	17,505	25,225	22,065	47,290
Total consumer	5,618	5,770	25,698	37,086	29,064	66,150
Total nonaccrual loans (b)	$9,695	$11,202	$45,576	$66,473	$93,888	$160,361
Total loans
Commercial and industrial	$6,548	$4,769	$9,169	$20,486	$6,187,706	$6,208,192
Commercial real estate - owner occupied	1,113	1,293	7,942	10,348	967,835	978,183
Lease financing	—	—	504	504	46,396	46,900
Commercial and business lending	7,661	6,062	17,615	31,338	7,201,937	7,233,275
Commercial real estate - investor	19,911	3,034	2,066	25,011	3,101,429	3,126,440
Real estate construction	284	159	459	902	1,091,406	1,092,308
Commercial real estate lending	20,195	3,193	2,525	25,913	4,192,835	4,218,748
Total commercial	27,856	9,255	20,140	57,251	11,394,772	11,452,023
Home equity	8,344	3,992	8,056	20,392	1,510,071	1,530,463
Installment and credit cards	1,094	632	1,537	3,263	427,560	430,823
Residential mortgage	8,487	4,147	17,505	30,139	4,859,804	4,889,943
Total consumer	17,925	8,771	27,098	53,794	6,797,435	6,851,229
Total loans	$45,781	$18,026	$47,238	$111,045	$18,192,207	$18,303,252

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at June 30, 2015 (the same as the reported balances for the accruing loans noted above).

(b)	The percent of nonaccrual loans which are current was 59% at June 30, 2015.

The following table presents loans by past due status at December 31, 2014.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$4,466	$10,281	$254	$15,001	$5,841,238	$5,856,239
Commercial real estate - owner occupied	8,429	2,199	—	10,628	971,484	982,112
Lease financing	—	—	—	—	49,728	49,728
Commercial and business lending	12,895	12,480	254	25,629	6,862,450	6,888,079
Commercial real estate - investor	712	496	—	1,208	3,032,592	3,033,800
Real estate construction	951	33	—	984	1,002,573	1,003,557
Commercial real estate lending	1,663	529	—	2,192	4,035,165	4,037,357
Total commercial	14,558	13,009	254	27,821	10,897,615	10,925,436
Home equity	8,037	2,546	52	10,635	1,603,682	1,614,317
Installment and credit cards	1,186	746	1,317	3,249	450,357	453,606
Residential mortgage	2,840	206	—	3,046	4,420,028	4,423,074
Total consumer	12,063	3,498	1,369	16,930	6,474,067	6,490,997
Total accruing loans	$26,621	$16,507	$1,623	$44,751	$17,371,682	$17,416,433
Nonaccrual loans
Commercial and industrial	$872	$627	$10,154	$11,653	$38,010	$49,663
Commercial real estate - owner occupied	3,197	41	8,596	11,834	13,991	25,825
Lease financing	—	—	513	513	1,288	1,801
Commercial and business lending	4,069	668	19,263	24,000	53,289	77,289
Commercial real estate - investor	1,857	459	12,765	15,081	7,604	22,685
Real estate construction	87	73	798	958	4,441	5,399
Commercial real estate lending	1,944	532	13,563	16,039	12,045	28,084
Total commercial	6,013	1,200	32,826	40,039	65,334	105,373
Home equity	1,615	2,306	10,602	14,523	7,218	21,741
Installment and credit cards	96	39	141	276	337	613
Residential mortgage	5,028	2,653	19,730	27,411	22,275	49,686
Total consumer	6,739	4,998	30,473	42,210	29,830	72,040
Total nonaccrual loans (b)	$12,752	$6,198	$63,299	$82,249	$95,164	$177,413
Total loans
Commercial and industrial	$5,338	$10,908	$10,408	$26,654	$5,879,248	$5,905,902
Commercial real estate - owner occupied	11,626	2,240	8,596	22,462	985,475	1,007,937
Lease financing	—	—	513	513	51,016	51,529
Commercial and business lending	16,964	13,148	19,517	49,629	6,915,739	6,965,368
Commercial real estate - investor	2,569	955	12,765	16,289	3,040,196	3,056,485
Real estate construction	1,038	106	798	1,942	1,007,014	1,008,956
Commercial real estate lending	3,607	1,061	13,563	18,231	4,047,210	4,065,441
Total commercial	20,571	14,209	33,080	67,860	10,962,949	11,030,809
Home equity	9,652	4,852	10,654	25,158	1,610,900	1,636,058
Installment and credit cards	1,282	785	1,458	3,525	450,694	454,219
Residential mortgage	7,868	2,859	19,730	30,457	4,442,303	4,472,760
Total consumer	18,802	8,496	31,842	59,140	6,503,897	6,563,037
Total loans	$39,373	$22,705	$64,922	$127,000	$17,466,846	$17,593,846

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2014 (the same as the reported balances for the accruing loans noted above).

(b)	The percent of nonaccrual loans which are current was 54% at December 31, 2014.

The following table presents impaired loans at June 30, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$69,425	$71,027	$7,796	$66,408	$651
Commercial real estate - owner occupied	11,096	11,338	1,042	11,324	139
Lease financing	1,656	1,656	464	1,710	—
Commercial and business lending	82,177	84,021	9,302	79,442	790
Commercial real estate - investor	25,868	27,546	1,955	25,995	587
Real estate construction	1,695	2,389	518	1,931	32
Commercial real estate lending	27,563	29,935	2,473	27,926	619
Total commercial	109,740	113,956	11,775	107,368	1,409
Home equity	27,797	30,873	11,401	28,356	644
Installment and credit cards	1,250	1,394	234	1,301	15
Residential mortgage	59,735	63,695	11,415	60,151	990
Total consumer	88,782	95,962	23,050	89,808	1,649
Total loans	$198,522	$209,918	$34,825	$197,176	$3,058
Loans with no related allowance
Commercial and industrial	$27,376	$28,034	$—	$27,722	$337
Commercial real estate - owner occupied	13,158	14,519	—	13,335	36
Lease financing	—	—	—	—	—
Commercial and business lending	40,534	42,553	—	41,057	373
Commercial real estate - investor	2,231	2,626	—	2,273	—
Real estate construction	1,925	2,237	—	1,954	—
Commercial real estate lending	4,156	4,863	—	4,227	—
Total commercial	44,690	47,416	—	45,284	373
Home equity	210	210	—	211	4
Installment and credit cards	—	—	—	—	—
Residential mortgage	7,159	7,413	—	7,173	41
Total consumer	7,369	7,623	—	7,384	45
Total loans	$52,059	$55,039	$—	$52,668	$418
Total impaired loans
Commercial and industrial	$96,801	$99,061	$7,796	$94,130	$988
Commercial real estate - owner occupied	24,254	25,857	1,042	24,659	175
Lease financing	1,656	1,656	464	1,710	—
Commercial and business lending	122,711	126,574	9,302	120,499	1,163
Commercial real estate - investor	28,099	30,172	1,955	28,268	587
Real estate construction	3,620	4,626	518	3,885	32
Commercial real estate lending	31,719	34,798	2,473	32,153	619
Total commercial	154,430	161,372	11,775	152,652	1,782
Home equity	28,007	31,083	11,401	28,567	648
Installment and credit cards	1,250	1,394	234	1,301	15
Residential mortgage	66,894	71,108	11,415	67,324	1,031
Total consumer	96,151	103,585	23,050	97,192	1,694
Total impaired loans (b)	$250,581	$264,957	$34,825	$249,844	$3,476

(a)	Interest income recognized included $2 million of interest income recognized on accruing restructured loans for the six months ended June 30, 2015.

(b)
The implied fair value mark on all impaired loans at June 30, 2015 was 81% of their unpaid principal balance. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

The following table presents impaired loans at December 31, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$76,433	$80,414	$16,467	$80,004	$3,139
Commercial real estate - owner occupied	19,839	21,807	3,221	20,878	681
Lease financing	1,801	1,801	574	2,009	—
Commercial and business lending	98,073	104,022	20,262	102,891	3,820
Commercial real estate - investor	36,841	40,869	3,587	38,657	1,250
Real estate construction	3,043	5,910	1,095	3,818	105
Commercial real estate lending	39,884	46,779	4,682	42,475	1,355
Total commercial	137,957	150,801	24,944	145,366	5,175
Home equity	31,021	34,727	13,015	32,375	1,510
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	61,601	65,863	12,164	62,742	2,054
Total consumer	94,209	102,385	25,487	96,853	3,622
Total loans	$232,166	$253,186	$50,431	$242,219	$8,797
Loans with no related allowance
Commercial and industrial	$7,122	$12,634	$—	$8,851	$82
Commercial real estate - owner occupied	16,440	19,019	—	17,970	219
Lease financing	—	—	—	—	—
Commercial and business lending	23,562	31,653	—	26,821	301
Commercial real estate - investor	8,971	14,036	—	10,014	133
Real estate construction	3,083	3,815	—	3,241	—
Commercial real estate lending	12,054	17,851	—	13,255	133
Total commercial	35,616	49,504	—	40,076	434
Home equity	786	806	—	851	18
Installment and credit cards	—	—	—	—	—
Residential mortgage	7,061	7,315	—	7,224	135
Total consumer	7,847	8,121	—	8,075	153
Total loans	$43,463	$57,625	$—	$48,151	$587
Total impaired loans
Commercial and industrial	$83,555	$93,048	$16,467	$88,855	$3,221
Commercial real estate - owner occupied	36,279	40,826	3,221	38,848	900
Lease financing	1,801	1,801	574	2,009	—
Commercial and business lending	121,635	135,675	20,262	129,712	4,121
Commercial real estate - investor	45,812	54,905	3,587	48,671	1,383
Real estate construction	6,126	9,725	1,095	7,059	105
Commercial real estate lending	51,938	64,630	4,682	55,730	1,488
Total commercial	173,573	200,305	24,944	185,442	5,609
Home equity	31,807	35,533	13,015	33,226	1,528
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	68,662	73,178	12,164	69,966	2,189
Total consumer	102,056	110,506	25,487	104,928	3,775
Total impaired loans (b)	$275,629	$310,811	$50,431	$290,370	$9,384

(a)	Interest income recognized included $5 million of interest income recognized on accruing restructured loans for the year ended December 31, 2014.

(b)
The implied fair value mark on all impaired loans at December 31, 2014 was 72% of their unpaid principal balance. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

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
Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had an $15 million recorded investment in loans modified in troubled debt restructurings for the six months ended June 30, 2015, of which $3 million was in accrual status and $12 million was in nonaccrual pending a sustained period of repayment.
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

	June 30, 2015		December 31, 2014
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$32,063	$6,496	$33,892	$3,260
Commercial real estate - owner occupied	5,433	3,900	10,454	5,656
Commercial real estate - investor	22,009	4,528	23,127	15,216
Real estate construction	714	179	727	2,438
Home equity	9,601	5,551	10,066	7,518
Installment and credit cards	796	146	974	199
Residential mortgage	19,604	22,899	18,976	23,369
Total	$90,220	$43,699	$98,216	$57,656

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio for the three and six months ended June 30, 2015, and the recorded investment and unpaid principal balance as of June 30, 2015.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	4	$1,666	$2,101	6	$1,847	$2,296
Commercial real estate - owner occupied	—	—	—	5	3,506	3,636
Commercial real estate - investor	—	—	—	1	2,237	2,237
Real estate construction	1	6	6	1	6	6
Home equity	26	850	850	49	1,897	1,898
Residential mortgage	28	2,861	2,932	52	5,249	5,380
Total	59	$5,383	$5,889	114	$14,742	$15,453

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio for the three and six months ended June 30, 2014, and the recorded investment and unpaid principal balance as of June 30, 2014.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	3	$526	$534	11	$3,889	$7,736
Commercial real estate - owner occupied	1	894	894	5	6,096	6,652
Commercial real estate - investor	—	—	—	1	493	508
Real estate construction	1	6	6	1	6	6
Home equity	35	1,630	1,723	62	2,476	2,693
Installment and credit cards	1	16	16	2	25	35
Residential mortgage	28	1,942	2,435	48	4,430	5,103
Total	69	$5,014	$5,608	130	$17,415	$22,733

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three and six months ended June 30, 2015, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans for the three and six months ended June 30, 2015 primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2015 , as well as the recorded investment in these restructured loans as of June 30, 2015.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	1	$43	1	$43
Commercial real estate - owner occupied	—	—	1	297
Home equity	15	341	22	1,001
Residential mortgage	13	992	29	2,230
Total	29	$1,376	53	$3,571
The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and six months ended June 30, 2014, as well as the recorded investment in these restructured loans as of June 30, 2014.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	2	$135	2	$135
Commercial real estate - owner occupied	2	612	2	612
Commercial real estate - investor	1	1,291	1	1,291
Real estate construction	—	—	1	161
Home equity	13	414	18	651
Installment and credit cards	1	16	2	25
Residential mortgage	20	1,565	32	3,334
Total	39	$4,033	58	$6,209
All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.
NOTE 8: Goodwill and Other Intangible Assets
Goodwill
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
The Corporation conducted its most recent annual impairment test in May 2015, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the NASDAQ Bank Index and the S&P

400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the date of the last impairment testing that have changed the Corporation's impairment assessment conclusion.
At June 30, 2015, the Corporation had goodwill of $969 million, compared to $929 million at December 31, 2014. There was an addition to the carrying amount of goodwill of approximately $40 million for the Ahmann & Martin Co. acquisition that occurred during the quarter ended March 31, 2015. See Note 2 for additional information on the Ahmann & Martin Co. acquisition.
Other Intangible Assets
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

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$36,230
Accumulated amortization	(35,317)	(34,433)
Net book value	$913	$1,797
Amortization during the period	$884	$2,868
Other intangibles:
Gross carrying amount	$31,398	$19,283
Accumulated amortization	(14,448)	(13,643)
Net book value	$16,950	$5,640
Additions during the period	$12,115	$—
Amortization during the period	$805	$879
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$61,379	$64,193
Additions	6,729	8,253
Amortization	(6,147)	(11,067)
Mortgage servicing rights at end of period	$61,961	$61,379
Valuation allowance at beginning of period	(1,234)	(913)
(Additions) recoveries, net	465	(321)
Valuation allowance at end of period	(769)	(1,234)
Mortgage servicing rights, net	$61,192	$60,145
Fair value of mortgage servicing rights	$70,880	$66,342
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,897,927	$7,999,294
Mortgage servicing rights, net to servicing portfolio	0.77%	0.75%
Mortgage servicing rights expense (1)	$5,682	$11,388

(1)
Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2015. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Six months ending December 31, 2015	$520	$885	$5,200
Year ending December 31, 2016	281	1,735	9,087
Year ending December 31, 2017	112	1,702	7,565
Year ending December 31, 2018	—	1,672	6,350
Year ending December 31, 2019	—	1,373	5,382
Year ending December 31, 2020	—	1,256	4,569
Beyond 2020	—	8,327	23,808
Total Estimated Amortization Expense	$913	$16,950	$61,961

NOTE 9: Short and Long-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	June 30, 2015	December 31, 2014
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$256,655	$109,770
Securities sold under agreements to repurchase	433,044	384,221
Federal funds purchased and securities sold under agreements to repurchase	$689,699	$493,991
FHLB advances	850,000	500,000
Commercial paper	55,837	74,297
Other short-term funding	905,837	574,297
Total short-term funding	$1,595,536	$1,068,288
Long-Term Funding
FHLB advances	$2,250,243	$3,000,260
Senior notes, at par	680,000	680,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(509)	(143)
Total long-term funding	3,179,734	3,930,117
Total short and long-term funding	$4,775,270	$4,998,405

Securities sold under agreements to repurchase ("repurchase agreements")
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). See Note 12 for additional disclosures on balance sheet offsetting.
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of June 30, 2015, the Corporation pledged GSE mortgage-related securities with a fair value of $608 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2015 is presented in the following table.

	Remaining Contractual Maturity of the Agreements
June 30, 2015	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
Repurchase agreements
GSE securities	$433,044	$—	$—	$—	$433,044
Total	$433,044	$—	$—	$—	$433,044
Gross amounts of recognized liabilities for repurchase agreements					$433,044

Long-term funding:
FHLB Advances: Long-term FHLB advances had a weighted-average interest rate of 0.11% at both June 30, 2015 and December 31, 2014. The FHLB advances are indexed to the FHLB discount note and reprice at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
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
NOTE 10: Income Taxes
The Corporation recognized income tax expense of $44 million for the first half of 2015, compared to income tax expense of $42 million for the comparable period in 2014. The effective tax rate was 31.54% for the first half of 2015, compared to an effective tax rate of 31.60% for the first half of 2014.
NOTE 11: Derivative and Hedging Activities
The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation has used, and may again use in the future, derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheets from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $6 million of investment securities as collateral at June 30, 2015, and pledged $11 million of investment securities as collateral at December 31, 2014. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of June 10, 2013, the Corporation must clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At June 30, 2015, the Corporation posted cash collateral for the margin of $20 million, compared to $15 million at December 31, 2014.
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

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
June 30, 2015
Interest rate-related instruments — customer and mirror	$1,672,170	$31,813	Trading assets	1.59%	1.59%	41 months
Interest rate-related instruments — customer and mirror	1,672,170	(33,907)	Trading liabilities	1.59%	1.59%	41 months
Interest rate lock commitments (mortgage)	186,388	1,077	Other assets	--	--	---
Forward commitments (mortgage)	298,500	2,769	Other assets	--	--	---
Foreign currency exchange forwards	143,585	3,573	Trading assets	--	--	---
Foreign currency exchange forwards	104,958	(3,262)	Trading liabilities	--	--	---
Purchased options (time deposit)	106,093	5,163	Other assets	--	--	---
Written options (time deposit)	106,093	(5,163)	Other liabilities	--	--	---
December 31, 2014
Interest rate-related instruments — customer and mirror	$1,636,480	$33,023	Trading assets	1.60%	1.60%	42 months
Interest rate-related instruments — customer and mirror	1,636,480	(35,372)	Trading liabilities	1.60%	1.60%	42 months
Interest rate lock commitments (mortgage)	126,379	1,947	Other assets	--	--	---
Forward commitments (mortgage)	234,500	(2,435)	Other liabilities	--	--	---
Foreign currency exchange forwards	60,742	2,140	Trading assets	--	--	---
Foreign currency exchange forwards	56,573	(1,957)	Trading liabilities	--	--	---
Purchased options (time deposit)	110,347	6,054	Other assets	--	--	---
Written options (time deposit)	110,347	(6,054)	Other liabilities	--	--	---

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain /(Loss) Recognized in Income	Gain /(Loss) Recognized in Income
		($ in Thousands)
Six Months Ended June 30, 2015
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$255
Interest rate lock commitments (mortgage)	Mortgage banking, net	(870)
Forward commitments (mortgage)	Mortgage banking, net	5,204
Foreign currency exchange forwards	Capital market fees, net	128
Six Months Ended June 30, 2014
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(9)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,634
Forward commitments (mortgage)	Mortgage banking, net	(2,959)
Foreign currency exchange forwards	Capital market fees, net	70
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

Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices. See Note 12 for additional information and disclosures on balance sheet offsetting.

Mortgage derivatives

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net.

Foreign currency exchange derivatives

The Corporation provides foreign currency exchange services to customers, primarily forward contracts. Our customers enter into a foreign currency exchange forward with the Corporation as a means for them to mitigate exchange rate risk. The Corporation mitigates its risk by then entering into an offsetting foreign currency exchange derivative contract. Such foreign currency exchange contracts are carried at fair value on the consolidated balance sheets with changes in fair value recorded as a component of Capital market fees, net.

Written and purchased option derivatives (time deposit)

Historically, the Corporation had entered into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”), which the Corporation ceased offering in September 2013. The Power CD was a time deposit that provided the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation received a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets.
NOTE 12: Balance Sheet Offsetting
Interest Rate-Related Instruments (“Interest Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation mitigates this risk by entering into equal and offsetting interest rate-related instruments with highly rated third party financial institutions. The interest agreements are free-standing derivatives and are recorded at fair value in the Corporation’s consolidated balance sheets. The Corporation is party to master netting arrangements with its financial institution counterparties; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all interest agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. See Note 11 for additional information on the Corporation’s derivative and hedging activities.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. These repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The right of set-off for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). In addition, the Corporation does not enter into reverse repurchase agreements; therefore, there is no such offsetting to be done with the repurchase agreements. See Note 9 for additional disclosures on repurchase agreements.

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2015 and December 31, 2014. The swap agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset
				in the balance sheet
				Financial instruments	Collateral	Net amount

June 30, 2015	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$278	$—	$278	$(278)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$32,372	$—	$32,372	$(278)	$(25,684)	$6,410

December 31, 2014
Derivative assets:
Interest rate-related instruments	$558	$—	$558	$(558)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$34,087	$—	$34,087	$(558)	$(26,105)	$7,424
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

	June 30, 2015	December 31, 2014
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,476,549	$6,884,411
Commercial letters of credit (1)	6,780	9,179
Standby letters of credit (3)	323,288	353,292

(1)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2015 or December 31, 2014.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3 million at June 30, 2015 compared to $4 million at December 31, 2014, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $25 million at both June 30, 2015 and December 31, 2014, and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 7 for additional information on the allowance for unfunded commitments.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at June 30, 2015 was $44 million, compared to $27 million at December 31, 2014, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $26 million at June 30, 2015 and $28 million at December 31, 2014.
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
A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of Associated Bank, N.A. (the "Bank"). The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013. On March 2, 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court and remanded the case back to the District Court for further proceedings. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.
On May 22, 2015, the Bank entered into a Conciliation Agreement ("Conciliation Agreement") with the U.S. Department of Housing and Urban Development ("HUD") which resolved the previously disclosed HUD investigation into the Bank's lending practices during the years 2008-2010. The Bank's commitments under the Conciliation Agreement are spread over a three-year period and include commitments to do the following in minority communities: make mortgage loans of approximately $196 million; open one branch and four loan production offices; establish special financing programs; make affordable home repair grants; engage in affirmative marketing outreach; provide financial education programs; and make grants to support community reinvestment training and education. The cost of these commitments will be spread over four calendar years and is not expected to have a material impact on the Corporation's financial condition or results of operation.

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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $1 million and $5 million during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively, and paid loss reimbursement or settlement claims of approximately $10,000 and $734,000 during the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. Make whole requests during 2014 and the first half of 2015 generally arose from loans sold during the period January 1, 2006 to June 30, 2015, which totaled $19.3 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2015, approximately $7.5 billion of these sold loans remain outstanding
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	($ in Thousands)
Balance at beginning of period	$3,258	$5,737
Repurchase provision expense	237	505
Adjustments to provision expense	(1,450)	(2,250)
(Charge offs) recoveries, net	84	(734)
Balance at end of period	$2,129	$3,258
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2015 and December 31, 2014, there were approximately $69 million and $46 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2015 and December 31, 2014, there were $154 million and $178 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

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
Investment securities available for sale
Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. Level 1 investment securities primarily include U.S. Treasury and exchange-traded debt and equity securities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Examples of these investment securities include obligations of state and political subdivisions ("municipal securities"), mortgage-related securities and other debt securities. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 6 for additional disclosure regarding the Corporation’s investment securities.
Derivative financial instruments (interest rate-related instruments)
The Corporation has used, and may again use in the future, interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 11 for additional disclosure regarding the Corporation’s derivative financial instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2015, and December 31, 2014, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

Derivative financial instruments (foreign currency exchange forwards)
The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. See Note 11 for additional disclosures regarding the Corporation’s foreign currency exchange forwards.
Derivative financial instruments (mortgage derivatives)
Mortgage derivatives include interest rate lock commitments to originate residential mortgage loans held for sale to individual customers and forward commitments to sell residential mortgage loans to various investors. The Corporation relies on an internal valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups.
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
Impaired Loans
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
Mortgage servicing rights

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	June 30, 2015	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,001	$1,001	$—	$—
Municipal securities	470,103	—	470,103	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,153,711	—	3,153,711	—
Private-label	1,917	—	1,917	—
GSE commercial mortgage-related securities	1,774,562	—	1,774,562	—
Other securities (debt and equity)	6,704	3,504	3,000	200
Total investment securities available for sale	$5,407,998	$4,505	$5,403,293	$200
Derivatives (trading and other assets)	$44,395	$—	$40,549	$3,846
Liabilities:
Derivatives (trading and other liabilities)	$42,332	$—	$42,332	$—
		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$998	$998	$—	$—
Municipal securities	582,679	—	582,679	—
Residential mortgage-related securities:
GSE	3,730,789	—	3,730,789	—
Private-label	2,294	—	2,294	—
GSE commercial mortgage-related securities	1,073,893	—	1,073,893	—
Other securities (debt and equity)	6,159	2,959	3,000	200
Total investment securities available for sale	$5,396,812	$3,957	$5,392,655	$200
Derivatives (trading and other assets)	$43,164	$—	$41,217	$1,947
Liabilities:
Derivatives (trading and other liabilities)	$45,818	$—	$43,383	$2,435

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2014 and the six months ended June 30, 2015, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2013	$299	$1,717
Total net losses included in income:
Mortgage derivative loss	—	(2,205)
Sales of investment securities	(99)	—
Balance December 31, 2014	$200	$(488)
Total net gains included in income:
Mortgage derivative gain	—	4,334
Balance June 30, 2015	$200	$3,846
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2015, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale)
The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At June 30, 2015, the closing ratio was 91%.
Impaired loans
For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in average discounts of 10% to 20%.
Mortgage servicing rights
The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 12.3% and 9.6% at June 30, 2015, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from management to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Mortgage Risk Management Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third party on an annual basis.

The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	June 30, 2015	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$151,146	$—	$151,146	$—
Impaired loans (1)	87,004	—	—	87,004
Mortgage servicing rights	70,880	—	—	70,880
		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$156,423	$—	$156,423	$—
Impaired loans (1)	83,956	—	—	83,956
Mortgage servicing rights	66,342	—	—	66,342

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first six months of 2015 and the full year 2014, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $3 million for the first six months of 2015 and $21 million for the year ended December 31, 2014. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of less than $1 million and $2 million to asset losses, net for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

Fair Value of Financial Instruments:
Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

	June 30, 2015
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$375,369	$375,369	$375,369	$—	$—
Interest-bearing deposits in other financial institutions	101,573	101,573	101,573	—	—
Federal funds sold and securities purchased under agreements to resell	39,850	39,850	39,850	—	—
Investment securities held to maturity	532,382	530,454	—	530,454	—
Investment securities available for sale	5,407,998	5,407,998	4,505	5,403,293	200
FHLB and Federal Reserve Bank stocks	160,765	160,765	—	160,765	—
Loans held for sale	151,146	151,146	—	151,146	—
Loans, net	18,041,714	18,183,507	—	—	18,183,507
Bank owned life insurance	578,924	578,924	—	578,924	—
Accrued interest receivable	66,765	66,765	66,765	—	—
Interest rate-related instruments	31,813	31,813	—	31,813	—
Foreign currency exchange forwards	3,573	3,573	—	3,573	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,077	1,077	—	—	1,077
Forward commitments to sell residential mortgage loans	2,769	2,769	—	—	2,769
Purchased options (time deposit)	5,163	5,163	—	5,163	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$17,642,146	$17,642,146	$—	$—	$17,642,146
Brokered CDs and other time deposits	1,627,417	1,630,206	—	1,630,206	—
Short-term funding	1,595,536	1,595,536	—	1,595,536	—
Long-term funding	3,179,734	3,224,634	—	3,224,634	—
Accrued interest payable	15,127	15,127	15,127	—	—
Interest rate-related instruments	33,907	33,907	—	33,907	—
Foreign currency exchange forwards	3,262	3,262	—	3,262	—
Standby letters of credit (1)	3,189	3,189	—	3,189	—
Written options (time deposit)	5,163	5,163	—	5,163	—

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$444,113	$444,113	$444,113	$—	$—
Interest-bearing deposits in other financial institutions	571,924	571,924	571,924	—	—
Federal funds sold and securities purchased under agreements to resell	16,030	16,030	16,030	—	—
Investment securities held to maturity	404,455	413,067	—	413,067	—
Investment securities available for sale	5,396,812	5,396,812	3,957	5,392,655	200
FHLB and Federal Reserve Bank stocks	189,107	189,107	—	189,107	—
Loans held for sale	154,935	156,423	—	156,423	—
Loans, net	17,327,544	17,427,647	—	—	17,427,647
Bank owned life insurance	574,154	574,154	—	574,154	—
Accrued interest receivable	67,573	67,573	67,573	—	—
Interest rate-related instruments	33,023	33,023	—	33,023	—
Foreign currency exchange forwards	2,140	2,140	—	2,140	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,947	1,947	—	—	1,947
Purchased options (time deposit)	6,054	6,054	—	6,054	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$17,192,049	$17,192,049	$—	$—	$17,192,049
Brokered CDs and other time deposits	1,571,455	1,571,455	—	1,571,455	—
Short-term funding	1,068,288	1,068,288	—	1,068,288	—
Long-term funding	3,930,117	3,975,605	—	3,975,605	—
Accrued interest payable	9,530	9,530	9,530	—	—
Interest rate-related instruments	35,372	35,372	—	35,372	—
Foreign currency exchange forwards	1,957	1,957	—	1,957	—
Standby letters of credit (1)	3,542	3,542	—	3,542	—
Forward commitments to sell residential mortgage loans	2,435	2,435	—	—	2,435
Written options (time deposit)	6,054	6,054	—	6,054	—

(1)
The commitment on standby letters of credit was $323 million and $353 million at June 30, 2015 and December 31, 2014, respectively. See Note 13 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Loans held for sale – The fair value estimation process for the loans held for sale portfolio is segregated by loan type and is based on what secondary markets are currently offering for portfolios with similar characteristics.
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
Limitations – Fair value estimates are made at a specific point in time, based on relevant market information and other information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and six months ended June 30, 2015 and 2014, respectively, and for the full year 2014 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
		($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$3,062	$2,975	$6,125	5,950	$11,058
Interest cost	1,643	1,790	3,285	3,580	7,132
Expected return on plan assets	(5,350)	(4,855)	(10,700)	(9,710)	(19,922)
Amortization of prior service cost	12	15	25	30	58
Amortization of actuarial loss	533	325	1,065	650	1,384
Total net periodic benefit cost	$(100)	$250	$(200)	$500	$(290)
Postretirement Plan:
Interest cost	$35	$39	$70	78	$150
Amortization of actuarial gain	—	(9)	—	(18)	(35)
Total net periodic benefit cost	$35	$30	$70	$60	$115
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
Community, Consumer, and Business — The Community, Consumer, and Business segment serves individuals, as well as small and mid-size businesses. In serving this segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various Consumer Banking, Community Banking, and Private Client units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; investment advisory services; trust and investment management accounts; (4) insurance, benefits related products and services; and (5) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management.
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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Six Months Ended June 30, 2015
Net interest income	$151,846	$173,742	$8,713	$334,301
Noninterest income	24,918	135,131	6,548	166,597
Total revenue	176,764	308,873	15,261	500,898
Credit provision *	19,460	13,663	(23,623)	9,500
Noninterest expense	69,350	244,017	37,704	351,071
Income before income taxes	87,954	51,193	1,180	140,327
Income tax expense (benefit)	30,429	17,918	(4,092)	44,255
Net income	$57,525	$33,275	$5,272	$96,072
Return on average allocated capital (ROT1CE) **	12.1%	10.4%	2.4%	10.4%
Six Months Ended June 30, 2014
Net interest income	$148,499	$145,343	$39,834	$333,676
Noninterest income	24,083	113,686	7,999	145,768
Total revenue	172,582	259,029	47,833	479,444
Credit provision *	25,947	9,760	(25,707)	10,000
Noninterest expense	75,513	223,363	36,707	335,583
Income before income taxes	71,122	25,906	36,833	133,861
Income tax expense	24,378	9,067	8,852	42,297
Net income	$46,744	$16,839	$27,981	$91,564
Return on average allocated capital (ROT1CE) **	10.4%	6.4%	11.3%	9.5%
Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 2Q 2015
Average earning assets	$9,321,388	$8,618,054	$6,268,081	$24,207,523
Average loans	9,311,672	8,618,054	73,015	18,002,741
Average deposits	5,571,627	10,693,412	3,077,242	19,342,281
Average allocated capital (T1CE) **	$955,799	$643,796	$212,466	$1,812,061
Average Balances for YTD 2Q 2014
Average earning assets	$9,020,912	$7,308,806	$5,887,073	$22,216,791
Average loans	9,010,272	7,308,806	87,756	16,406,834
Average deposits	5,147,717	9,636,263	2,298,077	17,082,057
Average allocated capital (T1CE) **	$908,844	$531,307	$455,478	$1,895,629

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended June 30, 2015
Net interest income	$76,155	$87,385	$2,948	$166,488
Noninterest income	12,305	69,617	4,599	86,521
Total revenue	88,460	157,002	7,547	253,009
Credit provision *	9,935	6,592	(11,527)	5,000
Noninterest expense	34,889	125,474	16,453	176,816
Income before income taxes	43,636	24,936	2,621	71,193
Income tax expense (benefit)	15,061	8,728	(1,996)	21,793
Net income	$28,575	$16,208	$4,617	$49,400
Return on average allocated capital (ROT1CE) **	11.8%	10.2%	5.8%	10.5%
Three Months Ended June 30, 2014
Net interest income	$74,433	$73,091	$21,179	$168,703
Noninterest income	12,230	57,858	2,159	72,247
Total revenue	86,663	130,949	23,338	240,950
Credit provision *	12,915	4,813	(12,728)	5,000
Noninterest expense	39,792	112,164	15,969	167,925
Income before income taxes	33,956	13,972	20,097	68,025
Income tax expense	11,370	4,891	5,399	21,660
Net income	$22,586	$9,081	$14,698	$46,365
Return on average allocated capital (ROT1CE) **	9.7%	6.9%	12.4%	9.6%
Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for 2Q15
Average earning assets	$9,422,805	$8,709,691	$6,133,871	$24,266,367
Average loans	9,411,245	8,709,691	67,369	18,188,305
Average deposits	5,720,064	10,862,330	3,043,816	19,626,210
Average allocated capital (T1CE) **	$968,690	$640,256	$210,873	$1,819,819
Average Balances for 2Q14
Average earning assets	$9,188,973	$7,386,355	$5,962,187	$22,537,515
Average loans	9,175,637	7,386,355	84,397	16,646,389
Average deposits	5,055,431	9,731,580	2,385,821	17,172,832
Average allocated capital (T1CE) **	$930,660	$526,818	$434,288	$1,891,766

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

Note 17: Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at June 30, 2015 and 2014, changes during the three and six month periods then ended, and reclassifications out of accumulated other comprehensive income during the three and six month periods ended June 30, 2015 and 2014, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and postretirement obligations are a component of personnel expense on the consolidated statements of income.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$18,512	$(23,362)	$(4,850)
Other comprehensive income before reclassifications	12,194	—	12,194
Amounts reclassified from accumulated other comprehensive income (loss)	(1,242)	1,090	(152)
Income tax expense	(4,182)	(416)	(4,598)
Net other comprehensive income during period	6,770	674	7,444
Balance June 30, 2015	$25,282	$(22,688)	$2,594
Balance January 1, 2014	$(11,396)	$(12,848)	$(24,244)
Other comprehensive income before reclassifications	56,184	—	56,184
Amounts reclassified from accumulated other comprehensive income (loss)	(412)	662	250
Income tax expense	(21,441)	(255)	(21,696)
Net other comprehensive income during period	34,331	407	34,738
Balance June 30, 2014	$22,935	$(12,441)	$10,494

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2015	$47,825	$(23,025)	$24,800
Other comprehensive loss before reclassifications	(35,224)	—	(35,224)
Amounts reclassified from accumulated other comprehensive income (loss)	(1,242)	545	(697)
Income tax (expense) benefit	13,923	(208)	13,715
Net other comprehensive income (loss) during period	(22,543)	337	(22,206)
Balance June 30, 2015	$25,282	$(22,688)	$2,594
Balance April 1, 2014	$1,067	$(12,644)	$(11,577)
Other comprehensive income before reclassifications	35,557	—	35,557
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	331	297
Income tax expense	(13,655)	(128)	(13,783)
Net other comprehensive income during period	21,868	203	22,071
Balance June 30, 2014	$22,935	$(12,441)	$10,494

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
Performance Summary

•
Average loans grew $373 million, or 2% from the first quarter of 2015, with balanced loan growth between commercial loans and residential mortgages. Average deposits grew $571 million, or 3% from the first quarter of 2015, primarily in money market and savings accounts. For the remainder of 2015, the Corporation expects high single digit annual average loan growth and to maintain the loan / deposit ratio under 100%.

•
Credit quality continued to improve with decreases in nonaccrual loans (down 8%) and potential problem loans (down 9%) compared to the first quarter of 2015, while net charge offs increased $3 million. For the remainder of 2015, the Corporation expects the provision for loan losses will change based on loan growth and changes in risk grade or other indicators of credit quality.

•
Net interest income of $166 million for the second quarter of 2015 decreased $1 million, or 1% from the first quarter of 2015, while the net interest margin declined to 2.83%. For the remainder of 2015, the Corporation expects modest continuing compression on the net interest margin throughout the rest of the year.

•
Noninterest income of $87 million for the second quarter of 2015 increased $6 million, or 8% from the first quarter of 2015, primarily due to core fee-based revenue and improving mortgage banking income. For the remainder of 2015, the Corporation expects seasonally lower insurance commissions.

•
Noninterest expense of $177 million for the second quarter of 2015 increased $3 million, or 1% from the first quarter of 2015, primarily due to an increase in personnel expense. Personnel expense increased $3 million which included $2 million in severance related to the restructuring of our securities brokerage business and the planned closure of several branches. For the full year 2015, the Corporation anticipates total noninterest expense to not exceed $700 million.

•
During the second quarter, the Corporation repurchased $63 million, or 3.2 million shares of common stock. With the Corporation's Common Equity Tier 1 ratio at June 30, 2015 in the target range established by management, the Corporation will pause on additional common stock share repurchases.

TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	2nd Qtr 2015	1st Qtr 2015	4th Qtr 2014	3rd Qtr 2014	2nd Qtr 2014
Net income (Quarter)	$49,400	$46,672	$48,738	$50,207	$46,365
Net income (Year-to-date)	$96,072	$46,672	$190,509	$141,771	$91,564
Net income available to common equity (Quarter)	$47,855	$45,444	$47,513	$48,952	$45,087
Net income available to common equity (Year-to-date)	$93,299	$45,444	$185,507	$137,994	$89,042
Earnings per common share – basic (Quarter)	$0.32	$0.30	$0.31	$0.31	$0.28
Earnings per common share – basic (Year-to-date)	$0.62	$0.30	$1.17	$0.86	$0.55
Earnings per common share – diluted (Quarter)	$0.31	$0.30	$0.31	$0.31	$0.28
Earnings per common share – diluted (Year-to-date)	$0.61	$0.30	$1.16	$0.85	$0.55
Return on average assets (Quarter)	0.74%	0.71%	0.75%	0.78%	0.75%
Return on average assets (Year-to-date)	0.73%	0.71%	0.76%	0.76%	0.75%
Return on average equity (Quarter)	6.89%	6.65%	6.83%	6.93%	6.43%
Return on average equity (Year-to-date)	6.77%	6.65%	6.63%	6.57%	6.39%
Return on average tangible common equity (Quarter)	10.62%	10.16%	10.27%	10.35%	9.56%
Return on average tangible common equity (Year-to-date)	10.39%	10.16%	9.91%	9.79%	9.51%
Return on average Tier 1 common equity (Quarter) (1)	10.55%	10.22%	10.35%	10.38%	9.56%
Return on average Tier 1 common equity (Year-to-date) (1)	10.38%	10.22%	9.92%	9.78%	9.47%
Efficiency ratio (Quarter) (2)	70.23%	70.30%	70.33%	69.44%	69.70%
Efficiency ratio (Year-to-date)(2)	70.26%	70.30%	69.97%	69.85%	70.05%
Efficiency ratio, fully taxable equivalent (Quarter)(2)	69.05%	68.86%	69.66%	69.04%	68.23%
Efficiency ratio, fully taxable equivalent (Year-to-date) (2)	68.95%	68.86%	68.95%	68.71%	68.54%
Net interest margin (Quarter)	2.83%	2.89%	3.04%	3.06%	3.08%
Net interest margin (Year-to-date)	2.86%	2.89%	3.08%	3.09%	3.10%

(1)
Return on average Tier 1 common equity = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	2nd Qtr 2015	1st Qtr 2015	4th Qtr 2014	3rd Qtr 2014	2nd Qtr 2014
Efficiency ratio (Quarter) (a)	70.23%	70.30%	70.33%	69.44%	69.70%
Taxable equivalent adjustment (Quarter)	(1.34)%	(1.42)%	(1.40)%	(1.36)%	(1.32)%
Asset gains, net (Quarter)	0.51%	0.30%	1.05%	1.36%	0.26%
Other intangible amortization (Quarter)	(0.35)%	(0.32)%	(0.32)%	(0.40)%	(0.41)%
Efficiency ratio, fully taxable equivalent (Quarter) (b)	69.05%	68.86%	69.66%	69.04%	68.23%

Efficiency ratio (Year-to-date) (a)	70.26%	70.30%	69.97%	69.85%	70.05%
Taxable equivalent adjustment (Year-to-date)	(1.38)%	(1.42)%	(1.36)%	(1.34)%	(1.34)%
Asset gains, net (Year-to-date)	0.41%	0.30%	0.73%	0.61%	0.24%
Other intangible amortization (Year-to-date)	(0.34)%	(0.32)%	(0.39)%	(0.41)%	(0.41)%
Efficiency ratio, fully taxable equivalent (Year-to-date) (b)	68.95%	68.86%	68.95%	68.71%	68.54%

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

Net Interest Income and Net Interest Margin
TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$7,080,723	$112,244	3.19%	$6,300,948	$105,199	3.37%
Commercial real estate lending	4,125,972	72,091	3.52%	3,937,772	71,900	3.68%
Total commercial	11,206,695	184,335	3.32%	10,238,720	177,099	3.49%
Residential mortgage	4,773,879	75,117	3.15%	4,002,592	66,239	3.31%
Retail	2,022,167	46,740	4.64%	2,165,522	48,570	4.51%
Total loans	18,002,741	306,192	3.42%	16,406,834	291,908	3.58%
Investment securities(1)	5,728,970	72,602	2.53%	5,528,604	73,788	2.67%
Other short-term investments	475,812	3,463	1.46%	281,353	3,311	2.36%
Investments and other	6,204,782	76,065	2.45%	5,809,957	77,099	2.65%
Total earning assets	24,207,523	$382,257	3.17%	22,216,791	$369,007	3.34%
Other assets, net	2,462,322			2,320,633
Total assets	$26,669,845			$24,537,424
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,315,250	$497	0.08%	$1,231,516	$462	0.08%
Interest-bearing demand deposits	3,227,593	2,087	0.13%	2,845,618	1,792	0.13%
Money market deposits	8,878,663	7,873	0.18%	7,257,137	5,752	0.16%
Time deposits	1,612,312	5,303	0.66%	1,628,235	4,348	0.54%
Total interest-bearing deposits	15,033,818	15,760	0.21%	12,962,506	12,354	0.19%
Federal funds purchased and securities sold under agreements to repurchase	623,984	466	0.15%	826,589	611	0.15%
Other short-term funding	178,173	196	0.22%	581,799	396	0.14%
Long-term funding	3,406,469	21,514	1.26%	2,968,038	12,657	0.85%
Total short and long-term funding	4,208,626	22,176	1.05%	4,376,426	13,664	0.63%
Total interest-bearing liabilities	19,242,444	$37,936	0.40%	17,338,932	$26,018	0.30%
Noninterest-bearing demand deposits	4,308,463			4,119,551
Other liabilities	259,160			188,992
Stockholders’ equity	2,859,778			2,889,949
Total liabilities and equity	$26,669,845			$24,537,424
Interest rate spread			2.77%			3.04%
Net free funds			0.09%			0.06%
Net interest income, taxable equivalent, and net interest margin		$344,321	2.86%		$342,989	3.10%
Taxable equivalent adjustment		10,020			9,313
Net interest income		$334,301			$333,676

TABLE 2 (continued)
Net Interest Income Analysis
($ in Thousands)

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$7,167,315	$56,329	3.15%	$6,468,844	$53,519	3.32%
Commercial real estate lending	4,148,955	35,688	3.45%	3,967,848	36,309	3.67%
Total commercial	11,316,270	92,017	3.26%	10,436,692	89,828	3.45%
Residential mortgage	4,882,700	38,232	3.13%	4,077,617	33,575	3.29%
Retail	1,989,335	23,072	4.65%	2,132,080	24,157	4.54%
Total loans	18,188,305	153,321	3.38%	16,646,389	147,560	3.55%
Investment securities(1)	5,703,477	35,443	2.49%	5,606,279	36,865	2.63%
Other short-term investments	374,585	1,771	1.89%	284,847	1,862	2.62%
Investments and other	6,078,062	37,214	2.45%	5,891,126	38,727	2.63%
Total earning assets	24,266,367	$190,535	3.15%	22,537,515	$186,287	3.31%
Other assets, net	2,465,707			2,320,557
Total assets	$26,732,074			$24,858,072
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,352,616	$259	0.08%	$1,267,297	$242	0.08%
Interest-bearing demand deposits	3,251,196	1,037	0.13%	2,894,446	969	0.13%
Money market deposits	9,101,589	4,088	0.18%	7,340,244	2,928	0.16%
Time deposits	1,630,242	2,757	0.68%	1,597,535	2,056	0.52%
Total interest-bearing deposits	15,335,643	8,141	0.21%	13,099,522	6,195	0.19%
Federal funds purchased and securities sold under agreements to repurchase	662,047	235	0.14%	847,756	306	0.14%
Other short-term funding	236,459	115	0.20%	832,299	280	0.13%
Long-term funding	3,080,954	10,642	1.38%	2,931,957	6,146	0.84%
Total short and long-term funding	3,979,460	10,992	1.11%	4,612,012	6,732	0.58%
Total interest-bearing liabilities	19,315,103	$19,133	0.40%	17,711,534	$12,927	0.29%
Noninterest-bearing demand deposits	4,290,567			4,073,310
Other liabilities	251,743			182,110
Stockholders’ equity	2,874,661			2,891,118
Total liabilities and equity	$26,732,074			$24,858,072
Interest rate spread			2.75%			3.02%
Net free funds			0.08%			0.06%
Net interest income, taxable equivalent, and net interest margin		$171,402	2.83%		$173,360	3.08%
Taxable equivalent adjustment		4,914			4,657
Net interest income		$166,488			$168,703

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

Notable contributions to the change in net interest income were:

•
Net interest income on a taxable equivalent basis for the six months ended June 30, 2015, was $344 million, an increase of $1 million (1%) versus the first half of 2014. The increase in taxable equivalent net interest income was attributable to a favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $28 million), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $27 million).

•
The net interest margin for the first half of 2015 was 2.86%, 24 bp lower than 3.10% for the same period in 2014. This comparable period decrease was comprised of a 27 bp decrease in interest rate spread (the net of a 17 bp decrease in yield on earning assets and a 10 bp increase in the cost of interest-bearing liabilities) and a 3 bp higher contribution from net free funds.

•
The Federal Reserve left interest rates unchanged during 2014 and through the first half of 2015. The Federal Reserve has affirmed that it is unlikely that the short-term interest rates will increase until later in 2015.

•
The yield on earning assets was 3.17% for the first half of 2015, 17 bp lower than the comparable period last year. Loan yields were down 16 bp, (to 3.42%), due to the repricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 20 bp (to 2.45%), and was also impacted by the low interest rate environment and higher prepayment speeds of mortgage-related securities purchased at a premium.

•
The rate on interest-bearing liabilities of 0.40% for the first half of 2015 was 10 bp higher than the same period in 2014. The cost of short and long-term funding increased 42 bp (to 1.05%). The cost of short-term funding was relatively flat, while the cost of long-term funding increased 41 bp (to 1.26%), mainly due to the issuance of long-term senior and subordinated notes in late 2014.

•
Average earning assets were $24.2 billion for the first half of 2015, an increase of $2.0 billion (9%) from the comparable period last year. Average loans increased $1.6 billion, including increases in commercial loans (up $968 million) and residential mortgage loans (up $771 million), while retail loans decreased (down $143 million). Average investment securities and other short-term investments increased $395 million, primarily in municipal securities, mortgage related securities and interest-bearing deposits in other banks.

•
Average interest-bearing liabilities of $19.2 billion for the first six months of 2015 increased $1.9 billion (11%) from the comparable period last year. Average interest-bearing deposits increased $2.1 billion (primarily in money market and interest-bearing demand deposits), while noninterest bearing deposits increased $189 million. On average, short and long-term funding decreased $168 million between the comparable six month periods, including a $606 million decrease in short-term funding, partially offset by a $438 million increase in long-term funding (also mainly due to the issuance of long-term senior and subordinated notes in late 2014).

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) was $10 million for both the first six months of 2015 and 2014 . The provision for credit losses was $16 million for the full year 2014. Net charge offs were $14 million for the first six months of 2015, compared to $8 million for the first six months of 2014 and $15 million for the full year of 2014. Annualized net charge offs as a percent of average loans for the first six months of 2015 were 0.16%, compared to 0.10% for the first six months of 2014 and 0.09% for the full year of 2014. See Tables 9 and 10.
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

Noninterest Income
TABLE 3
Noninterest Income
($ in Thousands)

	Three months ended June 30,				Six months ended, June 30
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Trust service fees	$12,515	$12,017	$498	4.1%	$24,602	$23,728	$874	3.7%
Service charges on deposit accounts	15,703	17,412	(1,709)	(9.8)%	31,509	33,812	(2,303)	(6.8)%
Card-based and other nondeposit fees	13,597	12,577	1,020	8.1%	26,013	25,086	927	3.7%
Insurance commissions	20,077	13,651	6,426	47.1%	39,805	25,968	13,837	53.3%
Brokerage and annuity commissions	4,192	4,520	(328)	(7.3)%	7,875	8,553	(678)	(7.9)%
Core fee-based revenue	66,084	60,177	5,907	9.8%	129,804	117,147	12,657	10.8%
Mortgage banking income	12,201	8,457	3,744	44.3%	23,031	17,387	5,644	32.5%
Mortgage servicing rights expense	2,260	3,095	(835)	(27.0)%	5,682	5,664	18	0.3%
Mortgage banking, net	9,941	5,362	4,579	85.4%	17,349	11,723	5,626	48.0%
Capital market fees, net	2,692	2,099	593	28.3%	5,159	4,421	738	16.7%
Bank owned life insurance income	2,381	3,011	(630)	(20.9)%	5,256	7,331	(2,075)	(28.3)%
Other	2,288	665	1,623	244.1%	4,798	3,107	1,691	54.4%
Subtotal ("fee income")	83,386	71,314	12,072	16.9%	162,366	143,729	18,637	13.0%
Asset gains, net	1,893	899	994	110.6%	2,989	1,627	1,362	83.7%
Investment securities gains, net	1,242	34	1,208	N/M	1,242	412	830	N/M
Total noninterest income	$86,521	$72,247	$14,274	19.8%	$166,597	$145,768	$20,829	14.3%
Fee Income Ratio *	33%	29%			32%	30%
Mortgage loans originated for sale during period	$350,906	$275,685			$619,202	$479,449
Trust assets under management, at market value	$8,068,241	$7,719,751			$8,068,241	$7,719,751
N/M = Not Meaningful
* Fee income ratio is fee income, per the above table, divided by total revenue (defined as taxable equivalent net interest income plus fee income).
Notable contributions to the change in noninterest income were:

•
Core fee-based revenue was $130 million, an increase of $13 million (11%) versus the first half of 2014. Insurance commissions were $40 million, up $14 million (53%) from the first half of 2014. The increase in insurance commissions was primarily due to the acquisition of Ahmann & Martin Co. See Note 2, "Acquisition," of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition.

•
Net mortgage banking income was $17 million for the first half of 2015 and $12 million for the first half of 2014. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage loan repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income increased $6 million (32%) compared to the first half of 2014, primarily due to a $6 million favorable change in the fair value of the mortgage derivatives and a $1 million increase in gain on sale partially offset by a $1 million reduction in the repurchase reserve provision for losses related to repurchases and loss reimbursements on previously sold mortgage loans (see Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information concerning this repurchase reserve).

•
Bank owned life insurance income was $5 million, down $2 million from the first half of 2014 primarily due to death benefits received during the first half of 2014. Other noninterest income totaled approximately $5 million, up $2 million from the first half of 2014 primarily due to one-time charges related to some customer reimbursements paid in the second quarter of 2014. All remaining noninterest income categories on a combined basis increased $3 million from the first half of 2014.

Noninterest Expense
TABLE 4
Noninterest Expense
($ in Thousands)

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Personnel expense	$102,986	$97,793	$5,193	5.3%	$203,138	$195,491	$7,647	3.9%
Occupancy	14,308	13,785	523	3.8%	31,991	29,345	2,646	9.0%
Equipment	5,739	6,227	(488)	(7.8)%	11,511	12,503	(992)	(7.9)%
Technology	16,354	14,594	1,760	12.1%	31,912	27,318	4,594	16.8%
Business development and advertising	6,829	5,077	1,752	34.5%	12,156	10,139	2,017	19.9%
Other intangible amortization	888	991	(103)	(10.4)%	1,689	1,982	(293)	(14.8)%
Loan expense	3,681	3,620	61	1.7%	6,677	6,407	270	4.2%
Legal and professional fees	4,344	4,436	(92)	(2.1)%	8,882	8,624	258	3.0%
Foreclosure / OREO expense	1,303	1,575	(272)	(17.3)%	2,728	3,471	(743)	(21.4)%
FDIC expense	6,000	4,945	1,055	21.3%	12,500	9,946	2,554	25.7%
Other	14,384	14,882	(498)	(3.3)%	27,887	30,357	(2,470)	(8.1)%
Total noninterest expense	$176,816	$167,925	$8,891	5.3%	$351,071	$335,583	$15,488	4.6%
Average full-time equivalent employees	4,465	4,431			4,443	4,474
Notable contributions to the change in noninterest expense were:

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $203 million for the first half of 2015, up $8 million (4%) from the first half of 2014. Salary-related expenses increased $8 million (5%). This increase was primarily attributable to the Ahmann & Martin Co. acquisition which added approximately 110 colleagues during the first half of 2015 and a $2 million severance expense primarily due to the restructuring of our brokerage business, and the planned closure of several branches in the second half of 2015. Fringe benefit expenses were relatively flat from the comparable period in 2014.

•
Nonpersonnel noninterest expenses on a combined basis were $148 million, up $8 million (6%) from the first half of 2014. Occupancy expense was up $3 million (9%), related to a lease termination charge in the first quarter of 2015, as the Corporation further consolidated office space in Chicago. Technology was up $5 million (17%), as the Corporation continues to invest in solutions that will drive operational efficiency. Business development and advertising expense increased $2 million (20%), primarily related to the launch of a multifaceted advertising campaign. FDIC expense of $13 million, was $3 million (26%) higher than the first half of 2014 reflecting growth in risk-weighted assets. Other noninterest expense decreased $2 million (8)% compared to the first half of 2014, primarily due to a reduction in charitable contributions (as the first quarter of 2014 included the contribution of a former bank building to a local not-for-profit organization). All remaining noninterest expense categories on a combined basis were down $2 million (5%) compared to first half of 2014.

Income Taxes
The Corporation recognized income tax expense of $44 million for the first half of 2015, compared to income tax expense of $42 million for the comparable period in 2014. The effective tax rate was 31.54% for the first half of 2015, compared to an effective tax rate of 31.60% for the first half of 2014.

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

Balance Sheet
At June 30, 2015, total assets were $27.2 billion, up $363 million (1%) from December 31, 2014. Loans of $18.3 billion at June 30, 2015 were up $709 million (4%) from December 31, 2014, primarily attributable to a $421 million increase in commercial loans. Investment securities were $5.9 billion at June 30, 2015, up slightly (2%) from year-end 2014. See section "Credit Risk" for additional information on loans.
At June 30, 2015, total deposits of $19.3 billion were up $506 million (3%) from December 31, 2014. See section "Deposits" for additional information on deposits. Short and long-term funding decreased $223 million (4%) since year-end 2014, including a decrease of $750 million in long-term funding (primarily related to long-term FHLB advances) and an increase of $527 million in short-term funding (primarily related to short-term FHLB advances and Federal funds purchased).
TABLE 5
Period End Loan Composition
($ in Thousands)

	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$6,208,192	34%	$6,140,420	34%	$5,905,902	34%	$5,603,899	33%	$5,616,205	33%
Commercial real estate - owner occupied	978,183	5	1,003,885	6	1,007,937	6	1,014,335	6	1,070,463	7
Lease financing	46,900	—	49,496	—	51,529	—	52,600	—	51,873	—
Commercial and business lending	7,233,275	39	7,193,801	40	6,965,368	40	6,670,834	39	6,738,541	40
Commercial real estate - investor	3,126,440	17	3,086,980	17	3,056,485	17	3,043,361	17	2,990,732	17
Real estate construction	1,092,308	6	1,019,571	6	1,008,956	6	982,426	6	1,000,421	6
Commercial real estate lending	4,218,748	23	4,106,551	23	4,065,441	23	4,025,787	23	3,991,153	23
Total commercial	11,452,023	62	11,300,352	63	11,030,809	63	10,696,621	62	10,729,694	63
Home equity revolving lines of credit	880,628	5	879,827	5	887,779	5	880,435	5	866,042	5
Home equity loans first liens	508,491	3	549,667	3	584,131	3	619,774	4	659,598	4
Home equity loans junior liens	141,344	1	154,120	1	164,148	1	176,316	1	187,732	1
Home equity	1,530,463	9	1,583,614	9	1,636,058	9	1,676,525	10	1,713,372	10
Installment and credit cards	430,823	2	436,492	2	454,219	3	459,682	3	469,203	3
Residential mortgage	4,889,943	27	4,658,574	26	4,472,760	25	4,326,262	25	4,132,783	24
Total consumer	6,851,229	38	6,678,680	37	6,563,037	37	6,462,469	38	6,315,358	37
Total loans	$18,303,252	100%	$17,979,032	100%	$17,593,846	100%	$17,159,090	100%	$17,045,052	100%
Commercial real estate - investor and Real estate construction loan detail:
Farmland	$9,590	—%	$8,987	—%	$9,249	—%	$8,428	—%	$8,475	—%
Multi-family	902,680	29	926,640	30	976,956	32	1,030,131	34	951,698	32
Non-owner occupied	2,214,170	71	2,151,353	70	2,070,280	68	2,004,802	66	2,030,559	68
Commercial real estate - investor	$3,126,440	100%	$3,086,980	100%	$3,056,485	100%	$3,043,361	100%	$2,990,732	100%
1-4 family construction	$318,222	29%	$300,210	29%	$304,992	30%	$305,719	31%	$293,361	29%
All other construction	774,086	71	719,361	71	703,964	70	676,707	69	707,060	71
Real estate construction	$1,092,308	100%	$1,019,571	100%	$1,008,956	100%	$982,426	100%	$1,000,421	100%

Credit Risk
Total loans were $18.3 billion at June 30, 2015, an increase of $709 million or 4% from December 31, 2014. Commercial and business loans were $7.2 billion, up $268 million (4%) from December 31, 2014, to represent 39% of total loans at June 30, 2015. Commercial real estate totaled $4.2 billion at June 30, 2015 and represented 23% of total loans, an increase of $153 million (4%) from December 31, 2014. Consumer loans were $6.9 billion, up $288 million (4%) from December 31, 2014, and represented 38% of total loans at June 30, 2015.
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
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2014 and the first six months of 2015. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
Commercial and business lending
The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. At June 30, 2015, the largest industry groups within the commercial and business loan category included the manufacturing sector which represented 8% of total loans and 21% of the total commercial and business loan portfolio. The next largest industry group within the commercial and business loan category was the Finance and Insurance sector, which represented 5% of total loans and 12% of the total commercial and business loan portfolio at June 30, 2015. The remaining portfolio is spread over a diverse range of industries, none of which exceeds 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
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

Residential mortgage
Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation may retain a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At June 30, 2015, the residential mortgage portfolio was comprised of $1.5 billion of fixed-rate residential real estate mortgages and $3.4 billion of adjustable-rate residential real estate mortgages.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity
Home equity consists of home equity lines, as well as home equity loans, approximately half of which are first lien positions. The Corporation’s credit risk monitoring guidelines for home equity is based on an ongoing review of loan delinquency status, as well as a quarterly review of FICO score deterioration and property devaluation. The Corporation does not routinely obtain appraisals on performing loans to update LTV ratios after origination; however, the Corporation monitors the local housing markets by reviewing the various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring process. For second lien home equity loans, the Corporation is unable to track the performance of the first lien loan if it does not own or service the first lien loan. However, the Corporation obtains a refreshed FICO score on a quarterly basis and monitors this as part of its assessment of the home equity portfolio. Home equity balances declined as customers continued to deleverage and refinance into lower-priced, first lien residential mortgage loans. Loans and lines in a junior position at June 30, 2015 included approximately 33% for which the Corporation also owned or serviced the related first lien loan and approximately 67% where the Corporation did not service the related first lien loan.
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 700. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required, while home equity lines are generally variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. As of June 30, 2015, approximately 40% of the home equity loan first liens have a remaining maturity of more than 10 years. Based upon outstanding balances at June 30, 2015, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
TABLE 6
Home Equity Lines of Credit - Revolving Period End Dates
($ in Thousands)

Home Equity Lines of Credit - Revolving Period End Dates		% of Total
Less than 1 year	$3,922	<1%
1 — 3 years	3,726	<1%
3 — 5 years	18,138	2%
5 — 10 years	150,385	17%
Over 10 years	704,457	80%
Total home equity revolving lines of credit	$880,628	100%
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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2015, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
TABLE 7
Commercial Loan Maturity Distribution and Interest Rate Sensitivity
($ in Thousands)

	Maturity(1)
June 30, 2015	Within 1 Year(2)	1-5 Years	After 5 Years	Total	% of Total
Commercial and industrial	$4,995,575	$928,201	$284,416	$6,208,192	54%
Commercial real estate - investor	1,136,247	1,838,751	151,442	3,126,440	27%
Commercial real estate - owner occupied	286,680	572,523	118,980	978,183	9%
Real estate construction	712,480	346,714	33,114	1,092,308	10%
Total	$7,130,982	$3,686,189	$587,952	$11,405,123	100%
Fixed rate	$3,181,281	$1,087,355	$288,472	$4,557,108	40%
Floating or adjustable rate	3,949,701	2,598,834	299,480	6,848,015	60%
Total	$7,130,982	$3,686,189	$587,952	$11,405,123	100%
Percent by maturity distribution	63%	32%	5%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

The total commercial loans that were floating or adjustable rate was $6.8 billion (60%) at June 30, 2015. Including the $3.2 billion of fixed rate loans due within one year, 88% of the commercial loan portfolio noted above matures, re-prices, or resets within one year. Of the fixed rate loans due within one year, 93% have an original maturity within one year.

Deposits
TABLE 8
Period End Deposit and Customer Funding Composition
($ in Thousands)

	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,332,171	23%	$4,570,872	23%	$4,505,272	24%	$4,302,454	24%	$4,211,057	24%
Savings	1,359,478	7	1,337,643	7	1,235,277	7	1,256,567	7	1,275,493	7
Interest-bearing demand	3,576,311	19	3,525,870	18	3,126,854	17	3,637,411	20	2,918,900	17
Money market	8,374,186	43	8,781,206	44	8,324,646	44	7,491,460	41	7,348,650	43
Brokered CDs	39,760	—	40,699	—	42,556	—	9,242	—	44,809	—
Other time	1,587,657	8	1,595,302	8	1,528,899	8	1,504,124	8	1,517,350	9
Total deposits	$19,269,563	100%	$19,851,592	100%	$18,763,504	100%	$18,201,258	100%	$17,316,259	100%
Customer funding	433,044		528,572		384,221		493,451		489,886
Total deposits and customer funding	$19,702,607		$20,380,164		$19,147,725		$18,694,709		$17,806,145
Network transaction deposits included above in interest-bearing demand and money market	$2,920,939		$2,900,325		$2,852,943		$2,207,055		$2,238,923
Total network transaction deposits and Brokered CDs	2,960,699		2,941,024		2,895,499		2,216,297		2,283,732
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$16,741,908		$17,439,140		$16,252,226		$16,478,412		$15,522,413
Time deposits of $100,000 or more	$470,092		$510,977		$457,254		$394,438		$418,561
Time deposits of more than $250,000	$185,273		$188,328		$152,059		$135,101		$130,532

•
Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Table 8. Total deposits increased $2.0 billion (11%) from June 30, 2014, and increased $506 million (3%) from December 31, 2014, primarily in money market and interest-bearing demand accounts.

Allowance for Credit Losses
TABLE 9
Allowance for Credit Losses
($ in Thousands)

	At and For the Six Months Ended June 30,				At and For the Year Ended December 31,
	2015		2014		2014
Allowance for Loan Losses:
Balance at beginning of period	$266,302		$268,315		$268,315
Provision for loan losses	9,500		11,500		13,000
Charge offs	(27,807)		(20,468)		(44,096)
Recoveries	13,543		12,504		29,083
Net charge offs	(14,264)		(7,964)		(15,013)
Balance at end of period	$261,538		$271,851		$266,302
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900		$21,900		$21,900
Provision for unfunded commitments	—		(1,500)		3,000
Balance at end of period	$24,900		$20,400		$24,900
Allowance for credit losses (A)	$286,438		$292,251		$291,202
Provision for credit losses (B)	$9,500		$10,000		$16,000
Net Loan Charge Offs (Recoveries):		(C)		(C)		(C)
Commercial and industrial	$8,571	29	$1,348	5	$3,243	6
Commercial real estate - owner occupied	1,937	39	(674)	(13)	1,670	16
Lease financing	—	—	29	11	32	6
Commercial and business lending	10,508	30	703	2	4,945	8
Commercial real estate - investor	(673)	(4)	(1,270)	(9)	(5,467)	(18)
Real estate construction	(1,416)	(28)	908	20	1,142	12
Commercial real estate lending	(2,089)	(10)	(362)	(2)	(4,325)	(11)
Total commercial	8,419	15	341	1	620	1
Home equity revolving lines of credit	1,466	34	2,562	60	4,754	54
Home equity loans first liens	531	20	854	24	1,178	18
Home equity loans junior liens	541	71	1,807	183	2,992	160
Home equity	2,538	32	5,223	60	8,924	52
Installment and credit cards	1,555	71	360	18	2,260	53
Residential mortgage	1,752	7	2,040	10	3,209	8
Total consumer	5,845	17	7,623	25	14,393	23
Total net charge offs	$14,264	16	$7,964	10	$15,013	9
Commercial Real Estate & Construction Net Charge Off Detail:		(C)		(C)		(C)
Multi-family	$4	—	$(67)	(1)	$(6,170)	(62)
Non-owner occupied	(677)	(6)	(1,203)	(12)	703	3
Commercial real estate - investor	$(673)	(4)	$(1,270)	(9)	$(5,467)	(18)
1-4 family construction	$(484)	(31)	$(117)	(8)	$(369)	(12)
All other construction	(932)	(27)	1,025	32	1,511	22
Real estate construction	$(1,416)	(28)	$908	20	$1,142	12
(A) – Includes the allowance for loan losses and the allowance for unfunded commitments.
(B) – Includes the provision for loan losses and the provision for unfunded commitments.
(C) – Annualized ratio of net charge offs to average loans by loan type in basis points.
Ratios:
Allowance for loan losses to total loans	1.43%		1.59%		1.51%
Allowance for loan losses to net charge offs (annualized)	9.1x		16.9x		17.7x

TABLE 9 (continued)
Allowance for Credit Losses
($ in Thousands)

Quarterly Trends:	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$265,268		$266,302		$266,262		$271,851		$267,916
Provision for loan losses	5,000		4,500		4,500		(3,000)		6,500
Charge offs	(14,537)		(13,270)		(8,778)		(14,850)		(9,107)
Recoveries	5,807		7,736		4,318		12,261		6,542
Net charge offs	(8,730)		(5,534)		(4,460)		(2,589)		(2,565)
Balance at end of period	$261,538		$265,268		$266,302		$266,262		$271,851
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900		$24,900		$24,400		$20,400		$21,900
Provision for unfunded commitments	—		—		500		4,000		(1,500)
Balance at end of period	$24,900		$24,900		$24,900		$24,400		$20,400
Allowance for credit losses (A)	$286,438		$290,168		$291,202		$290,662		$292,251
Provision for credit losses (B)	$5,000		$4,500		$5,000		$1,000		$5,000
Net Loan Charge Offs (Recoveries):		(C)		(C)		(C)		(C)		(C)
Commercial and industrial	$3,921	26	$4,650	32	$1,323	9	$572	4	$(1,377)	(10)
Commercial real estate - owner occupied	1,198	48	739	30	134	5	2,210	84	(550)	(20)
Lease financing	—	—	—	—	9	7	(6)	(5)	29	22
Commercial and business lending	5,119	29	5,389	31	1,466	9	2,776	17	(1,898)	(12)
Commercial real estate - investor	1,856	24	(2,529)	(33)	(132)	(2)	(4,065)	(54)	(239)	(3)
Real estate construction	(673)	(26)	(743)	(30)	(116)	(5)	350	14	795	33
Commercial real estate lending	1,183	11	(3,272)	(32)	(248)	(2)	(3,715)	(37)	556	6
Total commercial	6,302	22	2,117	8	1,218	4	(939)	(3)	(1,342)	(5)
Home equity revolving lines of credit	246	11	1,220	56	1,094	49	1,098	50	1,380	64
Home equity loans first liens	169	13	362	26	206	14	118	7	448	26
Home equity loans junior liens	118	32	423	108	457	107	728	159	948	196
Home equity	533	14	2,005	51	1,757	42	1,944	45	2,776	64
Installment and credit cards	786	73	769	70	990	86	910	78	247	25
Residential mortgage	1,109	9	643	6	495	4	674	6	884	9
Total consumer	2,428	14	3,417	21	3,242	19	3,528	22	3,907	25
Total net charge offs	$8,730	19	$5,534	13	$4,460	10	$2,589	6	$2,565	6
Commercial Real Estate & Construction Net Charge Off Detail:		(C)		(C)		(C)		(C)		(C)
Multi-family	$—	—	$4	—	$(81)	(3)	$(6,022)	(243)	$(18)	(1)
Non-owner occupied	1,856	34	(2,533)	(48)	(51)	(1)	1,957	38	(221)	(4)
Commercial real estate - investor	$1,856	24	$(2,529)	(33)	$(132)	(2)	$(4,065)	(54)	$(239)	(3)
1-4 family construction	$(280)	(35)	$(204)	(27)	$(199)	(25)	$(53)	(7)	$4	1
All other construction	(393)	(22)	(539)	(32)	83	5	403	23	791	48
Real estate construction	$(673)	(26)	$(743)	(30)	$(116)	(5)	$350	14	$795	33
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
The methodology used for the allowance for loan losses at June 30, 2015 and December 31, 2014 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation's allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss). Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.
The methodology used for the allowance for unfunded commitments at June 30, 2015 and December 31, 2014 was also generally comparable. The determination of the appropriate level of the allowance for unfunded commitments is based on management's evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan.
At June 30, 2015, the allowance for credit losses was $286 million compared to $292 million at June 30, 2014, and $291 million at December 31, 2014. At June 30, 2015, the allowance for loan losses to total loans was 1.43% and covered 163% of nonaccrual loans, compared to 1.59% and 152%, respectively, at June 30, 2014, and 1.51% and 150%, respectively, at December 31, 2014. Tables 9 and 10 provide additional information regarding activity in the allowance for loan losses, impaired loans, and nonperforming assets. See Note 7, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for credit losses disclosures.
Management believes the level of allowance for loan losses and allowance for unfunded commitments to be appropriate at June 30, 2015 and December 31, 2014.

Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned

TABLE 10
Nonperforming Assets
($ in Thousands)

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Nonperforming assets by type:
Commercial and industrial	$64,738	$61,620	$49,663	$51,143	$40,846
Commercial real estate - owner occupied	18,821	21,861	25,825	24,340	31,725
Lease financing	1,656	1,720	1,801	1,947	1,541
Commercial and business lending	85,215	85,201	77,289	77,430	74,112
Commercial real estate - investor	6,090	13,742	22,685	25,106	28,135
Real estate construction	2,906	5,423	5,399	8,187	6,988
Commercial real estate lending	8,996	19,165	28,084	33,293	35,123
Total commercial	94,211	104,366	105,373	110,723	109,235
Home equity revolving lines of credit	8,420	9,171	9,853	10,154	10,056
Home equity loans first liens	4,630	5,111	5,290	4,664	4,634
Home equity loans junior liens	5,356	6,145	6,598	6,443	6,183
Home equity	18,406	20,427	21,741	21,261	20,873
Installment and credit cards	454	515	613	653	771
Residential mortgage	47,290	49,038	49,686	51,501	48,347
Total consumer	66,150	69,980	72,040	73,415	69,991
Total nonaccrual loans (“NALs”)	$160,361	$174,346	$177,413	$184,138	$179,226
Commercial real estate owned	$9,906	$10,620	$11,699	$10,733	$9,498
Residential real estate owned	2,996	3,474	4,111	4,676	6,182
Bank properties real estate owned	655	832	922	1,431	2,049
Other real estate owned (“OREO”)	13,557	14,926	16,732	16,840	17,729
Total nonperforming assets (“NPAs”)	$173,918	$189,272	$194,145	$200,978	$196,955
Commercial real estate & Real estate construction NALs detail:
Multi-family	$40	$423	$2,478	$2,518	$3,929
Non-owner occupied	6,050	13,319	20,207	22,588	24,206
Commercial real estate - investor	$6,090	$13,742	$22,685	$25,106	$28,135
1-4 family construction	$682	$1,304	$1,262	$1,350	$1,843
All other construction	2,224	4,119	4,137	6,837	5,145
Real estate construction	$2,906	$5,423	$5,399	$8,187	$6,988
Accruing loans past due 90 days or more:
Commercial	$262	$197	$254	$269	$289
Consumer	1,400	1,518	1,369	1,421	1,487
Total accruing loans past due 90 days or more	$1,662	$1,715	$1,623	$1,690	$1,776
Restructured loans (accruing):
Commercial	$60,219	$59,738	$68,200	$73,774	$83,999
Consumer	30,001	29,079	30,016	30,829	30,382
Total restructured loans (accruing)	$90,220	$88,817	$98,216	$104,603	$114,381
Nonaccrual restructured loans (included in nonaccrual loans)	$43,699	$53,553	$57,656	$63,314	$72,388
Ratios:
Nonaccrual loans to total loans	0.88%	0.97%	1.01%	1.07%	1.05%
NPAs to total loans plus OREO	0.95%	1.05%	1.10%	1.17%	1.15%
NPAs to total assets	0.64%	0.70%	0.72%	0.78%	0.77%
Allowance for loan losses to NALs	163.09%	152.15%	150.10%	144.60%	151.68%
Allowance for loan losses to total loans	1.43%	1.48%	1.51%	1.55%	1.59%

Table 10 (continued)
Nonperforming Assets
($ in Thousands)

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Loans 30-89 days past due by type:
Commercial and industrial	$6,357	$1,717	$14,747	$3,947	$2,519
Commercial real estate - owner occupied	1,090	1,849	10,628	2,675	6,323
Lease financing	—	—	—	—	556
Commercial and business lending	7,447	3,566	25,375	6,622	9,398
Commercial real estate - investor	19,843	2,215	1,208	15,869	2,994
Real estate construction	312	317	984	399	258
Commercial real estate lending	20,155	2,532	2,192	16,268	3,252
Total commercial	27,602	6,098	27,567	22,890	12,650
Home equity revolving lines of credit	5,157	7,150	6,725	6,739	6,986
Home equity loans first liens	1,688	953	1,800	1,503	1,685
Home equity loans junior liens	1,894	1,905	2,058	2,496	2,138
Home equity	8,739	10,008	10,583	10,738	10,809
Installment and credit cards	1,655	1,818	1,932	1,818	1,734
Residential mortgage	4,914	3,403	3,046	3,231	7,070
Total consumer	15,308	15,229	15,561	15,787	19,613
Total loans 30-89 days past due	$42,910	$21,327	$43,128	$38,677	$32,263
Commercial real estate & Real estate construction loans 30-89 days past due detail:
Multi-family	$541	$849	$687	$—	$—
Non-owner occupied	19,302	1,366	521	15,869	2,994
Commercial real estate - investor	$19,843	$2,215	$1,208	$15,869	$2,994
1-4 family construction	$213	$317	$527	$345	$242
All other construction	99	—	457	54	16
Real estate construction	$312	$317	$984	$399	$258
Potential problem loans by type:
Commercial and industrial	$125,643	$138,403	$108,522	$133,416	$187,251
Commercial real estate - owner occupied	41,997	43,114	48,695	49,008	57,757
Lease financing	1,385	2,009	2,709	3,787	2,280
Commercial and business lending	169,025	183,526	159,926	186,211	247,288
Commercial real estate - investor	23,543	26,026	24,043	28,474	31,903
Real estate construction	1,327	1,487	1,776	2,227	4,473
Commercial real estate lending	24,870	27,513	25,819	30,701	36,376
Total commercial	193,895	211,039	185,745	216,912	283,664
Home equity revolving lines of credit	202	247	204	224	277
Home equity loans junior liens	230	711	676	687	822
Home equity	432	958	880	911	1,099
Installment and credit cards	—	—	2	4	844
Residential mortgage	5,341	6,621	3,781	2,166	2,445
Total consumer	5,773	7,579	4,663	3,081	4,388
Total potential problem loans	$199,668	$218,618	$190,408	$219,993	$288,052

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

Nonaccrual Loans
Nonaccrual loans are considered one indicator of potential future loan losses. See also Note 7, "Loans, Allowance for Credit Losses, and Credit Quality," of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans was 0.88% at June 30, 2015, compared to 1.05% at June 30, 2014 and 1.01% at December 31, 2014.
Accruing Loans Past Due 90 Days or More
Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. At June 30, 2015, accruing loans 90 days or more past due totaled $2 million, relatively unchanged from June 30, 2014 and December 31, 2014.
Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 7, "Loans, Allowance for Credit Losses, and Credit Quality," of the notes to consolidated financial statements for management's accounting policy for restructured loans and for additional disclosures on restructured loans.
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
Other Real Estate Owned

Other real estate owned was $14 million at June 30, 2015, compared to $18 million at June 30, 2014 and $17 million at December 31, 2014, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At June 30, 2015, the Corporation was in compliance with its internal liquidity objectives.
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. During May 2015, Moody's upgraded the credit ratings of the Parent Company and its subsidiary bank. These upgraded credit ratings are reflected below.

June 30, 2015
	Moody’s	S&P
Bank short-term	P1	—
Bank long-term	A1	BBB+
Parent Company short-term	P2	—
Parent Company long-term	Baa1	BBB
Outlook	Stable	Stable
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has filed a shelf registration with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies. The Parent Company has also filed a universal shelf registration statement, under which the Parent Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, $56 million was outstanding at June 30, 2015. Dividends and service fees from subsidiaries and proceeds from issuance of capital are also funding sources for the Parent Company.
The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank of Chicago ($3.1 billion of Federal Home Loan Bank advances were outstanding at June 30, 2015). The Bank also has significant excess investment securities collateral and pledged loan capacity which could be utilized to secure additional deposits, repurchase agreements, or Federal Home Loan Bank advances as necessary. The Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.
Investment securities are an important tool to the Corporation’s liquidity objective. As of June 30, 2015, the majority of investment securities are classified as available for sale, with only a portion of municipal securities classified as held to maturity. Of the $5.9 billion investment securities portfolio at June 30, 2015, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.9 billion could be pledged or sold to enhance liquidity, if necessary.
For the six months ended June 30, 2015, net cash provided by operating activities and financing activities was $113 million and $215 million, respectively, while net cash used in investing activities was $843 million, for a net decrease in cash and cash equivalents of $515 million since year-end 2014. During the first half of 2015, loans and investment securities increased $709 million and $139 million, respectively. On the funding side, deposits increased $506 million, short-term funding increased $527 million while long-term funding decreased $750 million.
For the six months ended June 30, 2014, net cash provided by operating activities and financing activities was $117 million and $1.4 billion, respectively, while net cash used in investing activities was $1.5 billion, for a net increase in cash and cash equivalents of $44 million since year-end 2013. During the first half of 2014, loans increased $1.1 billion and investment securities increased $327 million. On the funding side, deposits increased $49 million and short-term funding increased $1.6 billion, while long-term funding decreased $155 million.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first half of 2015.

The major sources of our non-trading interest rate risk are timing differences in the maturity and repricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was slightly asset sensitive at June 30, 2015.
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
The sensitivity analysis included below is measured as a percentage change in net interest income and EAR due to instantaneous moves in benchmark interest rates. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
TABLE 11
Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months

	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Instantaneous Rate Change	June 30, 2015	June 30, 2015	December 31, 2014	December 31, 2014
100 bp increase in interest rates	1.5%	2.0%	1.6%	2.8%
200 bp increase in interest rates	2.9%	4.1%	3.4%	5.3%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term repricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At June 30, 2015, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.
TABLE 12
Market Value of Equity Sensitivity

Instantaneous Rate Change	June 30, 2015	December 31, 2014
100 bp increase in interest rates	(2.1)%	(1.0)%
200 bp increase in interest rates	(4.6)%	(2.5)%

The slight decrease in MVE sensitivity from December 31, 2014 was primarily attributable to being closer to the planned redemption date of $430 million of senior notes in February 2016. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

TABLE 13
Contractual Obligations and Other Commitments
($ in Thousands)

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$954,404	$365,683	$300,736	$6,594	$1,627,417
Short-term funding	1,595,536	—	—	—	1,595,536
Long-term funding	—	680,798	2,249,587	249,349	3,179,734
Operating leases	10,477	21,061	17,139	25,668	74,345
Commitments to extend credit	3,155,870	1,826,316	1,635,729	45,022	6,662,937
Total	$5,716,287	$2,893,858	$4,203,191	$326,633	$13,139,969

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2015, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 9, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 13 summarizes significant contractual obligations and other commitments at June 30, 2015, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Capital
Stockholders’ equity at June 30, 2015 was $2.9 billion, up $104 million from December 31, 2014. In June 2015, the Corporation received net proceeds of $63 million from the issuance of 2.6 million depositary shares, each representing a 1/40th interest in a share of 6.125% Non-Cumulative Perpetual Preferred Stock, Series C. At June 30, 2015, stockholders’ equity included $3 million of accumulated other comprehensive income compared to $5 million of accumulated other comprehensive loss at December 31, 2014. Cash dividends of $0.20 per share were paid in the first half of 2015 and cash dividends of $0.18 per share were paid in the first half of 2014.
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
During the first half of 2015, the Corporation repurchased $93 million, or approximately 5.0 million shares of common stock, at an average cost of $18.73 per share. The Corporation also repurchased $750,000, or approximately 28,000 depositary shares, each representing a 1/40th interest in a share of 8.00% Perpetual Preferred Stock, Series B, during the first half of 2015. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for additional information on the shares repurchased during the second quarter of 2015. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
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
The phase-in period for the final rules became effect for the Corporation on January 1, 2015, with full compliance with all of the final rules' requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of June 30, 2015, the Corporation's capital levels remained characterized as "well-capitalized" under the new rules.

TABLE 14
Capital Ratios
(In Thousands, except per share data)

	Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Total stockholders’ equity	$2,904,391	$2,882,138	$2,800,251	$2,869,578	$2,929,946
Tangible stockholders’ equity (1)	1,917,683	1,895,112	1,863,646	1,932,198	1,991,576
Tier 1 capital (2)	1,941,694	1,897,390	1,868,059	1,933,923	1,980,675
Common Equity Tier 1 (3)	1,825,478	1,837,663	1,808,332	1,872,899	1,919,651
Tangible common equity (1)	1,795.668	1,835.385	1,803.919	1,871.174	1,930.552
Total risk-based capital (2)	2,436,594	2,391,797	2,350,898	2,160,143	2,205,423
Tangible assets (1)	26,198,438	26,081,714	25,885,169	24,716,442	24,789,416
Risk-weighted assets (2)	19,610,281	19,574,457	18,567,647	18,031,157	17,911,201
Market capitalization	3,057,973	2,856,346	2,823,227	2,730,811	2,920,788
Book value per common share	$18.44	$18.38	$18.08	$17.92	$17.76
Tangible book value per common share	0.01	11.95	11.90	11.94	11.95
Cash dividend per common share	0.10	0.10	0.10	0.09	0.09
Stock price at end of period	20.27	18.60	18.63	17.42	18.08
Low closing price for the period	18.50	16.62	16.75	17.42	16.82
High closing price for the period	20.84	19.07	19.37	18.90	18.39
Total stockholders’ equity / assets	10.68%	10.65%	10.44%	11.19%	11.39%
Tangible common equity / tangible assets (1)	6.85%	7.04%	6.97%	7.57%	7.79%
Tangible stockholders’ equity / tangible assets (1)	7.32%	7.27%	7.20%	7.82%	8.03%
Common Equity Tier 1 / risk-weighted assets (2,3)	9.31%	9.39%	9.74%	10.39%	10.72%
Tier 1 leverage ratio (2)	7.53%	7.39%	7.48%	7.87%	8.26%
Tier 1 risk-based capital ratio (2)	9.90%	9.69%	10.06%	10.73%	11.06%
Total risk-based capital ratio (2)	12.43%	12.22%	12.66%	11.98%	12.31%
Common shares outstanding (period end)	150,862	153,567	151,542	156,763	161,548
Basic common shares outstanding (average)	149,903	150,070	151,931	155,925	159,940
Diluted common shares outstanding (average)	151,108	151,164	153,083	156,991	160,838
Non-GAAP Financial Measures Reconciliation
Common Equity Tier 1 Reconciliation (3):
Stockholders' Equity	$2,904,391	$2,882,138	$2,800,251	$2,869,578	$2,929,946
Accumulated other comprehensive income (AOCI)	(2,594)	(24,800)	4,850	1,725	(10,494)
Preferred equity	(122,015)	(59,727)	(59,727)	(61,024)	(61,024)
Intangible assets	(950,438)	(950,892)	(936,605)	(937,380)	(938,370)
Deferred tax assets (DTAs) / Disallowed servicing assets	(3,866)	(9,056)	(437)	—	(407)
Common Equity Tier 1	$1,825,478	$1,837,663	$1,808,332	$1,872,899	$1,919,651

(1)
Tangible stockholders’ equity, tangible common equity, and tangible assets are non-GAAP financial measures. Additionally, any ratios utilizing these financial measures are non-GAAP measures. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. Tangible stockholders’ equity is defined as stockholders’ equity excluding goodwill, core deposit intangibles, and other intangibles. See Note 8 for additional information on goodwill, core deposit intangibles, and other intangibles.

(2)
Tangible common equity is defined as common stockholders’ equity excluding goodwill, core deposit intangibles, and other intangible assets. Tangible assets is defined as total assets excluding goodwill, core deposit intangibles, and other intangibles.

(3)
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

(4)
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

TABLE 15
Selected Quarterly Information
($ in Thousands)

	Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Summary of Operations:
Net interest income	$166,488	$167,813	$174,661	$172,630	$168,703
Provision for credit losses	5,000	4,500	5,000	1,000	5,000
Noninterest income
Trust service fees	12,515	12,087	12,457	12,218	12,017
Service charges on deposit accounts	15,703	15,806	17,006	17,961	17,412
Card-based and other nondeposit fees	13,597	12,416	12,019	12,407	12,577
Insurance commissions	20,077	19,728	10,593	7,860	13,651
Brokerage and annuity commissions	4,192	3,683	3,496	4,040	4,520
Total core fee-based revenue	66,084	63,720	55,571	54,486	60,177
Mortgage banking, net	9,941	7,408	2,928	6,669	5,362
Capital market fees, net	2,692	2,467	2,613	2,939	2,099
Bank owned life insurance income	2,381	2,875	2,739	3,506	3,011
Asset gains, net	1,893	1,096	3,727	4,934	899
Investment securities gains, net	1,242	—	25	57	34
Other	2,288	2,510	2,040	2,317	665
Total noninterest income	86,521	80,076	69,643	74,908	72,247
Noninterest expense
Personnel expense	102,986	100,152	97,258	97,650	97,793
Occupancy	14,308	17,683	14,589	13,743	13,785
Equipment	5,739	5,772	6,148	6,133	6,227
Technology	16,354	15,558	14,581	13,573	14,594
Business development and advertising	6,829	5,327	8,538	7,467	5,077
Other intangible amortization	888	801	775	990	991
Loan expense	3,681	2,996	3,646	3,813	3,620
Legal and professional fees	4,344	4,538	4,257	4,604	4,436
Foreclosure / OREO expense	1,303	1,425	1,168	2,083	1,575
FDIC expense	6,000	6,500	6,956	6,859	4,945
Other	14,384	13,503	13,889	14,938	14,882
Total noninterest expense	176,816	174,255	171,805	171,853	167,925
Income tax expense	21,793	22,462	18,761	24,478	21,660
Net income	49,400	46,672	48,738	50,207	46,365
Preferred stock dividends	1,545	1,228	1,225	1,255	1,278
Net income available to common equity	$47,855	$45,444	$47,513	$48,952	$45,087
Taxable equivalent net interest income	$171,402	$172,919	$179,631	$177,568	$173,360
Net interest margin	2.83%	2.89%	3.04%	3.06%	3.08%
Effective tax rate	30.61%	32.49%	27.79%	32.77%	31.84%
Average Balances:
Assets	$26,732,074	$26,606,925	$25,880,765	$25,472,052	$24,858,072
Earning assets	24,266,367	24,148,026	23,492,497	23,096,717	22,537,515
Interest-bearing liabilities	19,315,103	19,168,979	18,452,797	18,158,989	17,711,534
Loans	18,188,305	17,815,115	17,387,255	17,140,961	16,646,389
Deposits	19,626,210	19,055,196	18,532,419	17,873,378	17,172,832
Short and long-term funding	3,979,460	4,440,340	4,287,409	4,525,265	4,612,012
Stockholders’ equity	$2,874,661	$2,844,729	$2,832,337	$2,876,079	$2,891,118

Comparable Second Quarter Results
The Corporation recorded net income of $49 million for the three months ended June 30, 2015, compared to net income of $46 million for the three months ended June 30, 2014. Net income available to common equity was $48 million for the three months ended June 30, 2015, or net income of $0.32 for basic earnings per common share and $0.31 for diluted earnings per common share. Comparatively, net income available to common equity for the three months ended June 30, 2014, was $45 million, or net income of $0.28 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the second quarter of 2015 was $171 million, $2 million lower than the second quarter of 2014 (see Table 2). Changes in the rate environment decreased net interest income by $15 million while changes in the balance sheet volume and mix increased taxable equivalent net interest income by $13 million. The Federal funds target rate was unchanged for both quarters. During the second quarter of 2015, the Corporation restructured its investment portfolio and sold over $1 billion of FNMA and FHLMC mortgage backed securities and reinvested into GNMA securities, contributing to $1 million in lower investment portfolio income. The net interest margin between the comparable quarters was down 25 bp, to 2.83% in the second quarter of 2015. Average earning assets increased $1.7 billion to $24.3 billion in the second quarter of 2015, with average loans up $1.5 billion (predominantly in commercial loans and residential mortgages). On the funding side, average short and long-term funding was down $633 million primarily due to decreases in short and long-term FHLB advances partially offset by increases due to the issuance of long-term senior and subordinated notes in late 2014, while average interest-bearing deposits were up $2.2 billion (primarily money market deposits).
Credit quality continued to improve with nonaccrual loans declining to $160 million (0.88% of total loans) at June 30, 2015, compared to $179 million (1.05% of total loans) at June 30, 2014 (see Table 10). Compared to the second quarter of 2014, potential problem loans were down 31% to $200 million. The provision for credit losses was $5 million for the second quarter of 2015, flat compared to the second quarter of 2014 (see Table 9). Annualized net charge offs represented 0.19% of average loans for the second quarter of 2015 compared to 0.06% for the second quarter of 2014. The allowance for loan losses to loans at June 30, 2015 was 1.43%, compared to 1.59% at June 30, 2014. See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the second quarter of 2015 increased $14 million (20%) to $87 million versus the second quarter of 2014. Core fee-based revenue increased $6 million primarily in insurance commissions attributable to the acquisition of Ahmann & Martin Co. See Note 2, "Acqusition" of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition. Net mortgage banking income was $10 million, up $5 million from the second quarter of 2014, predominantly due to a favorable change in the fair value of the mortgage derivatives and gain on sales. Net investment securities gains increased $1 million, primarily due to restructuring the investment portfolio (as noted above). Other income increased $2 million from the second quarter of 2014 primarily due to one-time charges related to some customer reimbursements paid in the second quarter of 2014.
On a comparable quarter basis, noninterest expense increased $9 million (5%) to $177 million in the second quarter of 2015. Personnel expense increased $5 million in the second quarter of 2015, primarily due to the Ahmann & Martin Co. acquisition and a $2 million severance expense related to the restructuring of our securities brokerage business and the planned closure of several branches in the second half of 2015. Business development and advertising expenses increased $2 million (35%) from the second quarter of 2014 driven by the launch of a multifaceted advertising campaign. Technology increased $2 million as we continue to invest in solutions that will drive operational efficiency. FDIC expense increased $1 million (21%) from the second quarter of 2014 reflecting the growth in risk-weighted assets.
For both the second quarter of 2015 and 2014, the Corporation recognized income tax expense of $22 million. The effective tax rate was 30.61% and 31.84% for the second quarter of 2015 and 2014, respectively.
Sequential Quarter Results
The Corporation recorded net income of $49 million for the second quarter of 2015, compared to net income of $47 million for the first quarter of 2015. Net income available to common equity was $48 million for the second quarter of 2015 or net income of $0.32 for basic earnings per common share and $0.31 for diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2015, was $45 million, or net income of $0.30 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the second quarter of 2015 was $171 million, $2 million lower than the first quarter of 2015 due to changes in the rate environment and product pricing which decreased net interest income by $5 million while changes in the balance sheet volume and mix increased taxable equivalent net interest income by $2 million, and the day count difference between the quarters increased net interest income by $1 million. The Federal funds target rate was unchanged for both quarters.

The net interest margin in the second quarter of 2015 was down 6 bp, to 2.83%. Average earning assets increased $118 million to $24.3 billion in the second quarter of 2015, with average loans up $373 million (predominantly in commercial and residential mortgages) and average investments and other short-term investments down $255 million (primarily in interest bearing deposits in other banks). On the funding side, average short and long-term funding was down $461 million (primarily FHLB advances), while average interest-bearing deposits were up $607 million (primarily money market deposits).
Nonaccrual loans were $160 million (0.88% of total loans) at June 30, 2015, compared to $174 million (0.97% of total loans) at March 31, 2015 (see Table 10). Potential problem loans decreased to $200 million, down $19 million from the first quarter of 2015. The provision for credit losses for the second quarter of 2015 was $5 million, relatively unchanged from first quarter of 2015 (see Table 9). Annualized net charge offs represented 0.19% of average loans for the second quarter of 2015 compared to 0.13% for the first quarter of 2015. The allowance for loan losses to loans at June 30, 2015 was 1.43%, compared to 1.48% at March 31, 2015 (see Table 10). See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the second quarter of 2015 increased $6 million (8%) to $87 million versus the first quarter of 2015. Core fee-based revenue increased $2 million (4%) from the first quarter of 2015, primarily due to higher trust, insurance, brokerage, and syndication fees. Net mortgage banking income was $10 million, up $3 million from the first quarter of 2015, primarily due to higher gains on sale. Net investment gains increased $1 million, primarily due to the restructuring of our investment portfolio during the second quarter of 2015.
On a sequential quarter basis, noninterest expense increased $3 million (1%) to $177 million. Personnel expense was $103 million for the second quarter of 2015, up $3 million (3%) from the first quarter of 2015 primarily due to a $2 million severance expense related to the restructuring of our securities brokerage business and the planned closure of several branches in the second half of 2015. Business development and advertising expense increased $2 million (28%), primarily related to the launch of a multifaceted advertising campaign. Occupancy expense was down $3 million (19%), related to a lease termination charge during the first quarter of 2015, as the Corporation further consolidated office space in Chicago.
For both the second and first quarter of 2015, the Corporation recognized income tax expense of $22 million. The effective tax rate was 30.61% and 32.49% for the second quarter of 2015 and the first quarter of 2015, respectively.
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
Year to Date Segment Review
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $58 million for the first half of 2015, up $11 million compared to $47 million for the first half of 2014. Segment revenue increased $4 million to $177 million for the first half of 2015 compared to $173 million for the first half of 2014 primarily due to growth in average loan balances, partially offset by lower spreads on loan products. The credit provision decreased $6 million to $19 million during the first half of 2015 due to improvement in the loan credit quality. Average loan balances were $9.3 billion for the first half of 2015, up $301 million from the first half of 2014, while average deposit balances were $5.6 billion for the first half of 2015, up $424 million from the first half of 2014. Average allocated capital increased $47 million to $956 million for the first half of 2015 reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $33 million for the first half of 2015, up $16 million compared to $17 million in the first half of 2014. Segment revenue increased to $309 million for the first half of 2015, primarily due to higher insurance commissions from the Ahmann & Martin Co. acquisition, higher mortgage banking income as well as changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision for loans increased to $14 million for the first half of 2015 due to loan growth, partially offset by improving credit quality. Total noninterest expense increased $21 million to $244 million for the first half of 2015, primarily due to the Ahmann & Martin Co. acquisition. Average loan balances were $8.6 billion for the first half of 2015, up $1.3 billion from the first half of 2014. Average deposits were $10.7 billion for the first half of 2015, up $1.1 billion from the first half of 2014. Average allocated capital increased to $644 million for the first half of 2015 reflecting the increase in the segment's loan balances.
The Risk Management and Shared Services segment had net income of $5 million in the first half of 2015, down $23 million compared to $28 million for the first half of 2014. The decrease was due to a $31 million decrease in net interest income related to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer, and Business segments. Average earning asset balances were $6.3 billion for the first half of 2015, up $381 million from an average balance of $5.9 billion for the first half of 2014, primarily in investment securities. Average deposits were $3.1 billion for the first half of 2015, up $779 million from the first half of 2014. Average allocated capital decreased to $212 million for the first half of 2015.
Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $29 million for the second quarter of 2015, up $6 million compared to $23 million for the comparable quarter in 2014. Segment revenue increased $2 million compared to the second quarter of 2014 primarily due to growth in average loan balances, partially offset by lower spreads on loan products. The credit provision decreased to $10 million for the second quarter of 2015, due to improvement in loan credit quality. Total noninterest expense decreased $5 million to $35 million for the second quarter of 2015, primarily due to a $3 million decrease in personnel expense attributable to the decline in full-time equivalent employees. Average loan balances were $9.4 billion for the second quarter of 2015, up $236 million from an average balance of $9.2 billion for the second quarter of 2014. Average deposit balances were $5.7 billion for the second quarter of 2015, up $665 million from the comparable quarter of 2014. Average allocated capital increased to $969 million for the second quarter of 2015 reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business Banking segment had net income of $16 million for the second quarter of 2015 compared to $9 million in the comparable quarter of 2014. Segment revenue increased $26 million to $157 million for the second quarter of 2015 primarily due to higher insurance commissions from the Ahmann & Martin Co. acquisition, higher mortgage banking income as well as changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision for loans increased to $7 million for the second quarter of 2015, due to loan growth, partially offset by improving credit quality. Total noninterest expense increased $13 million to $125 million for the second quarter of 2015, primarily due to the Ahmann & Martin Co. acquisition. Average loan balances were $8.7 billion for the second quarter of 2015, up $1.3 billion from the comparable quarter of 2014. Average deposits were $10.9 billion for the second quarter of 2015, up $1.1 billion from average deposits of $9.7 billion for the comparable quarter of 2014. Average allocated capital increased to $640 million for the second quarter of 2015 refecting the increase in the segment's loan balances.
The Risk Management and Shared Services segment had net income of $5 million for the second quarter of 2015, down $10 million compared to $15 million for the comparable quarter in 2014. The decrease was primarily due to an $18 million decrease in net interest income related to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer and Business segments. Average earning asset balances increased $172 million compared to the second quarter of 2014, primarily in investment securities. Average deposits were $3.0 billion for the second quarter of 2015, up $658 million versus the comparable quarter of 2014. Average allocated capital decreased to $211 million in the second quarter of 2015.
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

Allowance for Loan Losses
Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See also Note 7, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements and section “Allowance for Credit Losses.”
Goodwill Impairment Assessment
Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment test in May 2015, utilizing a qualitative assessment. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements for a detailed discussion of the factors considered by management in the qualitative assessment. Based on this assessment, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the date of the last impairment testing that have changed the Corporation's impairment assessment conclusion.
Mortgage Servicing Rights Valuation
The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, similar to other participants in the mortgage banking business, the Corporation relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time. To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at June 30, 2015 (holding all other factors unchanged), if refinance interest rates were to decrease 50 basis points (bp), the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 13%) lower. Conversely, if refinance interest rates were to increase 50 bp, the estimated fair value of the mortgage servicing rights asset would have been approximately $7 million (or 10%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $1 million at June 30, 2015. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing rights asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
Income Taxes

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
In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment was originally effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods); however, in July 2015, the FASB approved a one year deferral of the effective date to December 15, 2017. Early application is not permitted. The Corporation intends to adopt the accounting standard, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
Recent Developments
The Corporation announced that it will optimize its branch operations and consolidate thirteen branches during the second half of 2015. The growing use of digital banking, transaction trends, and proximity to other Associated locations were factors in the decision. Due to the branch consolidations, the Corporation expects to incur lease breakage expense of approximately $3 million.
In addition, the Corporation decided to restructure its retail securities brokerage business, Associated Investment Services. While U.S. markets have generally performed well over the last couple of years, its brokerage business was not tracking with the overall market, largely due to costs. As such, the Corporation is in the process of restructuring these operations and streamlining the distribution network. The Corporation expects these changes will reduce brokerage and annuity revenues modestly going forward, but contribute to bottom line profitability.
On July 21, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.10 per common share, payable on September 15, 2015, to shareholders of record at the close of business on September 1, 2015. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock and a regular quarterly cash dividend of $0.4125868 per depositary share on Associated Banc-Corp’s 6.125% Series C Perpetual Preferred Stock payable on September 15, 2015, to shareholders of record at the close of business on September 1, 2015. These cash dividends have not been reflected in the accompanying consolidated financial statements.

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
As of June 30, 2015, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
On May 22, 2015, the Bank entered into a Conciliation Agreement ("Conciliation Agreement") with the U.S. Department of Housing and Urban Development ("HUD") which resolved the previously disclosed HUD investigation into the Bank's lending practices during the years 2008-2010. The Bank's commitments under the Conciliation Agreement are spread over a three-year period and include commitments to do the following in minority communities: make mortgage loans of approximately $196 million; open one branch and four loan production offices; establish special financing programs; make affordable home repair grants; engage in affirmative marketing outreach; provide financial education programs; and make grants to support community reinvestment training and education. The cost of these commitments will be spread over four calendar years and is not expected to have a material impact on the Corporation's financial condition or results of operation.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock and depositary share purchases during the second quarter of 2015. For a detailed discussion of the common stock and depositary share purchases during the period, as well as the related repurchase authorizations, see section “Capital” included under Part I Item 2 of this document.
Common Stock Purchases:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
April 1, 2015 - April 30, 2015	569,446	$18.76	569,446	—
May 1, 2015 - May 31, 2015	1,018,511	18.97	1,018,511	—
June 1, 2015 - June 30, 2015	1,640,526	20.12	1,640,526	—
Total	3,228,483	$19.51	3,228,483	5,323,238

(a)
During the second quarter of 2015, the Corporation repurchased approximately 21,000 common shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $108 million remained available to repurchase as of June 30, 2015. Using the closing stock price on June 30, 2015 of $20.27, a total of approximately 5.3 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of June 30, 2015.

Series B Preferred Stock Depositary Share Purchases:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan (a)
April 1, 2015 - April 30, 2015	8,805	$27.05	8,805	—
May 1, 2015 - May 31, 2015	13,338	27.05	13,338	—
June 1, 2015 - June 30, 2015	5,700	26.70	5,700	—
Total	27,843	$26.98	27,843	191,640

(a)
In 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). During 2013, the Board of Directors authorized the repurchase of up to $10 million of the Series B Preferred Stock. As of June 30, 2015, approximately $5 million remained available under this repurchase authorization. Using the average price paid per depositary share in the second quarter of 2015, approximately 190,000 shares remained available to be repurchased under the previously approved Board authorization as of June 30, 2015.

ITEM 6.	Exhibits

(a)	Exhibits:
Exhibit (3.1), Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit (3) to the Corporation’s Quarterly Report on Form 10-Q filed on May 8, 2006.
Exhibit (3.2), Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 8.00% Perpetual Preferred Stock, Series B, dated September 12, 2011, incorporated by reference to Exhibit (3.1) to the Corporation’s Current Report on Form 8-K filed on September 15, 2011.
Exhibit (3.3), Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012, incorporated by reference to Exhibit (3.1, 4.1) to the Corporation’s Current Report on Form 8-K filed on April 25, 2012.
Exhibit (3.4), Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015, incorporated by reference to Exhibit (3.1, 4.1) to the Corporation’s Current Report on Form 8-K filed on June 8, 2015.
Exhibit (4.2), Deposit Agreement among Associated Banc-Corp, Wells Fargo Bank, N.A., and the holders from time to time of the Depositary Receipts described therein, and Form of Depositary Receipt, dated as of June 8, 2015, incorporated by reference to Exhibit (4.2) to the Corporation’s Current Report on Form 8-K filed on June 8, 2015.
Exhibit (11), Statement regarding computation of per share earnings. See Note 4 of the notes to consolidated financial statements in Part I Item 1.
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
Exhibit (99), Conciliation Agreement between Assistant Secretary for Fair Housing and Equal Opportunity and Associated Bank, N.A., incorporated by reference to Exhibit (99.1) to the Corporation’s Current Report on Form 8-K filed on May 26, 2015.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: July 30, 2015	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: July 30, 2015	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer