Form 10-Q
period 2015-09-30
ASSOCIATED BANC-CORP
filed 2015-10-30
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 29, 2015, was 150,327,891.

ASSOCIATED BANC-CORP

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$303,701	$444,113
Interest-bearing deposits in other financial institutions	70,023	571,924
Federal funds sold and securities purchased under agreements to resell	36,490	16,030
Investment securities held to maturity, at amortized cost	604,799	404,455
Investment securities available for sale, at fair value	5,403,656	5,396,812
Federal Home Loan Bank ("FHLB") and Federal Reserve Bank stocks, at cost	160,871	189,107
Loans held for sale	105,144	154,935
Loans	18,524,773	17,593,846
Allowance for loan losses	(262,536)	(266,302)
Loans, net	18,262,237	17,327,544
Premises and equipment, net	271,119	274,688
Goodwill	968,844	929,168
Other intangible assets, net	78,380	67,582
Trading assets	43,752	35,163
Other assets	1,158,227	1,010,253
Total assets	$27,467,243	$26,821,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$4,657,261	$4,505,272
Interest-bearing deposits	15,901,134	14,258,232
Total deposits	20,558,395	18,763,504
Federal funds purchased and securities sold under agreements to repurchase	702,569	493,991
Other short-term funding	319,766	574,297
Long-term funding	2,679,542	3,930,117
Trading liabilities	45,817	37,329
Accrued expenses and other liabilities	207,357	222,285
Total liabilities	24,513,446	24,021,523
Stockholders’ equity
Preferred equity	121,379	59,727
Common stock	1,642	1,665
Surplus	1,455,034	1,484,933
Retained earnings	1,570,199	1,497,818
Accumulated other comprehensive income (loss)	15,376	(4,850)
Treasury stock, at cost	(209,833)	(239,042)
Total stockholders’ equity	2,953,797	2,800,251
Total liabilities and stockholders’ equity	$27,467,243	$26,821,774
Preferred shares issued	125,114	61,356
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	164,200,068	166,544,252
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	13,272,472	15,002,318
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$155,663	$152,030	$460,025	$442,046
Interest and dividends on investment securities:
Taxable	24,937	25,037	73,897	77,403
Tax exempt	7,917	7,483	23,369	21,484
Other interest	1,489	1,503	4,952	4,814
Total interest income	190,006	186,053	562,243	545,747
INTEREST EXPENSE
Interest on deposits	8,521	6,621	24,281	18,975
Interest on Federal funds purchased and securities sold under agreements to repurchase	248	390	714	1,001
Interest on other short-term funding	83	233	279	629
Interest on long-term funding	10,645	6,179	32,159	18,836
Total interest expense	19,497	13,423	57,433	39,441
NET INTEREST INCOME	170,509	172,630	504,810	506,306
Provision for credit losses	8,000	1,000	17,500	11,000
Net interest income after provision for credit losses	162,509	171,630	487,310	495,306
NONINTEREST INCOME
Trust service fees	12,273	12,218	36,875	35,946
Service charges on deposit accounts	17,385	17,961	48,894	51,773
Card-based and other nondeposit fees	12,618	12,407	38,631	37,493
Insurance commissions	17,561	7,860	57,366	33,828
Brokerage and annuity commissions	3,809	4,040	11,684	12,593
Mortgage banking, net	6,643	6,669	23,992	18,392
Capital market fees, net	2,170	2,939	7,329	7,360
Bank owned life insurance income	2,448	3,506	7,704	10,837
Asset gains, net	95	4,934	3,084	6,561
Investment securities gains, net	2,796	57	4,038	469
Other	2,118	2,317	6,916	5,424
Total noninterest income	79,916	74,908	246,513	220,676
NONINTEREST EXPENSE
Personnel expense	101,134	97,650	304,272	293,141
Occupancy	14,187	13,743	46,178	43,088
Equipment	6,003	6,133	17,514	18,636
Technology	14,748	13,573	46,660	40,891
Business development and advertising	5,964	7,467	18,120	17,606
Other intangible amortization	885	990	2,574	2,972
Loan expense	3,305	3,813	9,982	10,220
Legal and professional fees	4,207	4,604	13,089	13,228
Foreclosure / OREO expense	496	2,083	3,224	5,554
FDIC expense	6,000	6,859	18,500	16,805
Other	14,507	14,938	42,394	45,295
Total noninterest expense	171,436	171,853	522,507	507,436
Income before income taxes	70,989	74,685	211,316	208,546
Income tax expense	21,551	24,478	65,806	66,775
Net income	49,438	50,207	145,510	141,771
Preferred stock dividends	2,184	1,255	4,957	3,777
Net income available to common equity	$47,254	$48,952	$140,553	$137,994
Earnings per common share:
Basic	$0.31	$0.31	$0.93	$0.86
Diluted	$0.31	$0.31	$0.92	$0.85
Average common shares outstanding:
Basic	148,614	155,925	149,524	159,090
Diluted	149,799	156,991	150,704	159,993
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Thousands)
Net income	$49,438	$50,207	$145,510	$141,771
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	22,907	(20,123)	35,101	36,061
Reclassification adjustment for net gains realized in net income	(2,796)	(57)	(4,038)	(469)
Income tax (expense) benefit	(7,725)	7,757	(11,907)	(13,684)
Other comprehensive income (loss) on investment securities available for sale	12,386	(12,423)	19,156	21,908
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	12	15	37	45
Amortization of actuarial losses	627	317	1,692	949
Income tax expense	(243)	(128)	(659)	(383)
Other comprehensive income on pension and postretirement obligations	396	204	1,070	611
Total other comprehensive income (loss)	12,782	(12,219)	20,226	22,519
Comprehensive income	$62,220	$37,988	$165,736	$164,290
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2013	$61,862	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290
Comprehensive income:
Net income	—	—	—	141,771	—	—	141,771
Other comprehensive income	—	—	—	—	22,519	—	22,519
Comprehensive income							164,290
Common stock issued:
Stock-based compensation plans, net	—	—	1,863	(20,556)	—	29,824	11,131
Purchase of common stock returned to authorized but unissued	—	(31)	(50,467)	—	—	—	(50,498)
Purchase of treasury stock	—	—	—	—	—	(112,245)	(112,245)
Cash dividends:
Common stock, $0.27 per share	—	—	—	(43,299)	—	—	(43,299)
Preferred stock	—	—	—	(3,777)	—	—	(3,777)
Purchase of preferred stock	(838)	—	—	(122)	—	—	(960)
Stock-based compensation expense, net	—	—	12,462	—	—	—	12,462
Tax benefit of stock-based compensation	—	—	1,184	—	—	—	1,184
Balance, September 30, 2014	$61,024	$1,719	$1,583,032	$1,466,525	$(1,725)	$(240,997)	$2,869,578
Balance, December 31, 2014	$59,727	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income:
Net income	—	—	—	145,510	—	—	145,510
Other comprehensive income	—	—	—	—	20,226	—	20,226
Comprehensive income							165,736
Common stock issued:
Stock-based compensation plans, net	—	—	2,880	(21,786)	—	34,279	15,373
Acquisition of Ahmann & Martin Co.	—	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	(49)	(92,951)	—	—	—	(93,000)
Purchase of treasury stock	—	—	—	—	—	(5,070)	(5,070)
Cash dividends:
Common stock, $0.30 per share	—	—	—	(45,599)	—	—	(45,599)
Preferred stock	—	—	—	(4,957)	—	—	(4,957)
Issuance of preferred stock	62,966	—	—	—	—	—	62,966
Purchase of preferred stock	(1,209)	—	—	(126)	—	—	(1,335)
Other	(105)	—	—	(661)	—	—	(766)
Stock-based compensation expense, net	—	—	14,575	—	—	—	14,575
Tax benefit of stock-based compensation	—	—	2,093	—	—	—	2,093
Balance, September 30, 2015	$121,379	$1,642	$1,455,034	$1,570,199	$15,376	$(209,833)	$2,953,797
See accompanying notes to consolidated financial statements.

Item 1: Financial Statements Continued:

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,510	$141,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,500	11,000
Depreciation and amortization	35,788	38,023
Recovery of valuation allowance on mortgage servicing rights, net	(306)	(89)
Amortization of mortgage servicing rights	8,902	8,224
Amortization of other intangible assets	2,574	2,972
Amortization and accretion on earning assets, funding, and other, net	29,039	21,647
Tax impact of stock based compensation	2,093	1,184
Gain on sales of investment securities, net	(4,038)	(469)
Gain on sales of assets and impairment write-downs, net	(3,084)	(6,561)
Gain on mortgage banking activities, net	(15,504)	(11,668)
Mortgage loans originated and acquired for sale	(911,133)	(777,532)
Proceeds from sales of mortgage loans held for sale	941,575	735,565
Pension contributions	—	(21,000)
Increase in interest receivable	(3,404)	(3,301)
Decrease in interest payable	(2,642)	(6,451)
Other, net	(3,492)	(2,603)
Net cash provided by operating activities	239,378	130,712
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(935,208)	(1,292,718)
Purchases of:
Available for sale securities	(2,075,062)	(808,899)
Held to maturity securities	(207,139)	(126,602)
FHLB stock	(14,279)	(7,626)
Premises, equipment, and software, net of disposals	(36,778)	(35,507)
Other assets	(9,903)	(2,460)
Proceeds from:
Sales of available for sale securities	1,066,957	101,987
Sale of FHLB stock	42,514	—
Prepayments, calls, and maturities of available for sale securities	869,635	620,606
Prepayments, calls, and maturities of held to maturity securities	7,190	6,170
Prepayments, calls, and maturities of other assets	17,793	29,136
Net cash received in acquisition	1,132	—
Net cash used in investing activities	(1,273,148)	(1,515,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,794,891	934,091
Net increase (decrease) in short-term funding	(45,953)	689,254
Repayment of long-term funding	(1,500,026)	(155,058)
Proceeds from issuance of long-term funding	250,000	—
Purchase of common stock returned to authorized but unissued	(93,000)	(50,498)
Purchase of treasury stock	(5,070)	(112,245)
Proceeds from issuance of preferred stock	62,966	—
Purchase of preferred stock	(1,335)	(960)
Cash dividends on common stock	(45,599)	(43,299)
Cash dividends on preferred stock	(4,957)	(3,777)
Net cash provided by financing activities	411,917	1,257,508
Net decrease in cash and cash equivalents	(621,853)	(127,693)
Cash and cash equivalents at beginning of period	1,032,067	602,245
Cash and cash equivalents at end of period	$410,214	$474,552
Supplemental disclosures of cash flow information:
Cash paid for interest	59,751	46,026
Cash paid for income taxes	58,975	57,167
Loans and bank premises transferred to other real estate owned	5,782	17,125
Capitalized mortgage servicing rights	9,853	5,844
Unsettled trades to sell securities	139,286	—
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	4,590	—
Fair value ascribed to goodwill and intangible assets	51,791	—
Fair value of liabilities assumed	12,851	—
Common stock issued in acquisition	43,530	—
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

During the third quarter of 2015, the Corporation reclassified approximately $500 million of closed end first lien home equity loans to residential mortgage loans in order to better align with the Corporation's regulatory reporting of residential mortgage loan products. All prior periods have been restated to reflect this change. As a result, the restated home equity loan portfolio is $1.1 billion for December 31, 2014, compared to the originally reported amount of $1.6 billion. Similarly, the restated residential mortgage loan portfolio is $5.1 billion for December 31, 2014, compared to the originally reported amount of $4.5 billion.

During the fourth quarter of 2014, the Corporation changed the presentation of certain common stock repurchases included in the Consolidated Statements of Changes in Stockholders' Equity and the Consolidated Statements of Cash Flows. As a result, the common stock repurchases during the first nine months of 2014 have been reclassified to conform with this change in presentation.
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
In January 2014, the FASB issued an amendment which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. This amendment was effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Corporation made an accounting policy election to use the proportional amortization method for investments in qualified affordable housing projects during the first quarter of 2015, which had no material impact on its results of operations, financial position, or liquidity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands, except per share data)
Net income	$49,438	$50,207	$145,510	$141,771
Preferred stock dividends	(2,184)	(1,255)	(4,957)	(3,777)
Net income available to common equity	$47,254	$48,952	$140,553	$137,994
Common shareholder dividends	(14,927)	(13,983)	(45,149)	(42,864)
Dividends on unvested share-based payment awards	(164)	(140)	(450)	(435)
Undistributed earnings	$32,163	$34,829	$94,954	$94,695
Undistributed earnings allocated to common shareholders	$31,813	$34,481	$93,961	$93,862
Undistributed earnings allocated to unvested share-based payment awards	350	348	993	833
Undistributed earnings	$32,163	$34,829	$94,954	$94,695
Basic
Distributed earnings to common shareholders	$14,927	$13,983	$45,149	$42,864
Undistributed earnings allocated to common shareholders	31,813	34,481	93,961	93,862
Total common shareholders earnings, basic	$46,740	$48,464	$139,110	$136,726
Diluted
Distributed earnings to common shareholders	$14,927	$13,983	$45,149	$42,864
Undistributed earnings allocated to common shareholders	31,813	34,481	93,961	93,862
Total common shareholders earnings, diluted	$46,740	$48,464	$139,110	$136,726
Weighted average common shares outstanding	148,614	155,925	149,524	159,090
Effect of dilutive common stock instruments	1,185	1,066	1,180	903
Diluted weighted average common shares outstanding	149,799	156,991	150,704	159,993
Basic earnings per common share	$0.31	$0.31	$0.93	$0.86
Diluted earnings per common share	$0.31	$0.31	$0.92	$0.85
Options to purchase approximately 1 million common shares were outstanding for both the three and nine months ended September 30, 2015, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Options to purchase approximately 2 million and 3 million common shares were outstanding for the three and nine months ended September 30, 2014, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.
NOTE 5: Stock-Based Compensation
At September 30, 2015, the Corporation had one active stock-based compensation plan, the 2013 Incentive Compensation Plan. All stock options granted under this plan have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2015 and full year 2014.

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
A summary of the Corporation’s stock option activity for the year ended December 31, 2014 and for the nine months ended September 30, 2015, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2013	8,034,243	$18.37
Granted	1,389,452	$17.45
Exercised	(933,143)	$13.77
Forfeited or expired	(643,214)	$23.50
Outstanding at December 31, 2014	7,847,338	$18.34	5.79	$23,986
Options exercisable at December 31, 2014	5,076,676	$19.96	4.41	$14,953
Granted	1,348,504	$17.95
Exercised	(1,019,935)	$13.85
Forfeited or expired	(771,382)	$27.19
Outstanding at September 30, 2015	7,404,525	$17.97	6.05	$15,962
Options exercisable at September 30, 2015	4,957,789	$18.38	4.73	$13,589

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2014, and for the nine months ended September 30, 2015.

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	3,110,523	$4.69
Granted	1,389,452	$3.00
Vested	(1,522,152)	$4.92
Forfeited	(207,161)	$4.38
Nonvested at December 31, 2014	2,770,662	$3.74
Granted	1,348,504	$3.08
Vested	(1,451,871)	$4.20
Forfeited	(220,559)	$3.28
Nonvested at September 30, 2015	2,446,736	$3.15
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2015, the intrinsic value of stock options exercised was $5 million. For the year ended December 31, 2014, the intrinsic value of stock options exercised was $4 million. The total fair value of stock options that vested was $6 million for the nine months ended September 30, 2015 and $7 million for the year ended December 31, 2014. The Corporation recognized compensation expense for the vesting of stock options of $3 million and $5 million for the nine months ended September 30, 2015 and 2014, respectively. For the full year 2014, the Corporation recognized compensation expense of $6 million for the vesting of stock options. Included in compensation expense for the nine months ended September 30, 2015 was approximately $690,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2015, the Corporation had $5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.
The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2014, and for nine months ended September 30, 2015.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	1,511,765	$13.92
Granted	1,177,168	$17.35
Vested	(538,877)	$14.12
Forfeited	(167,930)	$15.26
Outstanding at December 31, 2014	1,982,126	$15.79
Granted	1,165,087	$18.05
Vested	(694,711)	$15.59
Forfeited	(171,293)	$16.80
Outstanding at September 30, 2015	2,281,209	$17.01
Restricted stock awards granted during 2014 and 2015 will vest ratably over a four year period. Expense for restricted stock awards of approximately $12 million and $8 million was recognized for the nine months ended September 30, 2015 and 2014, respectively. The Corporation recognized approximately $10 million of expense for restricted stock awards for the full year 2014. Included in compensation expense for the nine months ended September 30, 2015 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $26 million of unrecognized compensation expense related to restricted stock awards at September 30, 2015 that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.
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

September 30, 2015:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$3	$—	$1,002
Obligations of state and political subdivisions ("municipal securities")	409,529	18,176	(4)	427,701
Residential mortgage-related securities:
FNMA / FHLMC	1,932,740	52,232	(4,182)	1,980,790
GNMA	1,106,601	4,106	(2,574)	1,108,133
Private-label	1,755	1	(10)	1,746
GNMA commercial mortgage-related securities	1,885,776	6,461	(14,656)	1,877,581
Other securities (debt and equity)	6,640	63	—	6,703
Total investment securities available for sale	$5,344,040	$81,042	$(21,426)	$5,403,656
Investment securities held to maturity:
Municipal securities	$604,799	$10,023	$(1,450)	$613,372
Total investment securities held to maturity	$604,799	$10,023	$(1,450)	$613,372
December 31, 2014:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	$999	$—	$(1)	$998
Municipal securities	560,839	21,869	(29)	582,679
Residential mortgage-related securities:
FNMA / FHLMC	3,534,240	59,640	(30,423)	3,563,457
GNMA	165,863	1,596	(127)	167,332
Private-label	2,297	7	(10)	2,294
GNMA commercial mortgage-related securities	1,097,913	1,922	(25,942)	1,073,893
Other securities (debt and equity)	6,108	51	—	6,159
Total investment securities available for sale	$5,368,259	$85,085	$(56,532)	$5,396,812
Investment securities held to maturity:
Municipal securities	$404,455	$9,444	$(832)	$413,067
Total investment securities held to maturity	$404,455	$9,444	$(832)	$413,067

The amortized cost and fair values of investment securities available for sale and held to maturity at September 30, 2015, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$39,763	$40,025	$—	$—
Due after one year through five years	236,730	248,772	3,980	4,042
Due after five years through ten years	140,072	145,956	133,801	136,164
Due after ten years	585	599	467,018	473,166
Total debt securities	417,150	435,352	604,799	613,372
Residential mortgage-related securities:
FNMA / FHLMC	1,932,740	1,980,790	—	—
GNMA	1,106,601	1,108,133	—	—
Private-label	1,755	1,746	—	—
GSE commercial mortgage-related securities	1,885,776	1,877,581	—	—
Equity securities	18	54	—	—
Total investment securities	$5,344,040	$5,403,656	$604,799	$613,372
Ratio of Fair Value to Amortized Cost		101.1%		101.4%

During the second and third quarters of 2015, the Corporation restructured its investment portfolio and sold over $1 billion of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating a $4 million net gain on sale. This restructuring lowered risk weighted assets and related capital requirements, while improving the liquidity of the investment portfolio. The $1.2 billion of proceeds from the sales of investment securities includes a $139 million receivable due to an unsettled trade from the sale of investment securities that occurred at the end of September.

	Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2014
		($ in Thousands)
Gross gains	$8,047	$1,159	$1,184
Gross losses	(4,009)	(690)	(690)
Investment securities gains, net	$4,038	$469	$494
Proceeds from sales of investment securities	$1,206,242	$101,987	$102,011

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015.

	Less than 12 months			12 months or more			Total
September 30, 2015	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
		($ in Thousands)
Investment securities available for sale:
Municipal securities	2	$(2)	$628	1	$(2)	$186	$(4)	$814
Residential mortgage-related securities:
GSE	51	(2,894)	854,924	20	(3,862)	374,787	(6,756)	1,229,711
Private-label	1	—	90	3	(10)	1,591	(10)	1,681
GSE commercial mortgage-related securities	15	(1,411)	526,820	20	(13,245)	445,030	(14,656)	971,850
Total		$(4,307)	$1,382,462		$(17,119)	$821,594	$(21,426)	$2,204,056
Investment securities held to maturity:
Municipal securities	244	$(1,180)	$112,223	20	$(270)	$9,405	$(1,450)	$121,628
Total		$(1,180)	$112,223		$(270)	$9,405	$(1,450)	$121,628
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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2015 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The improvement in the unrealized loss position of the investment securities portfolio was due to a reduction in the level of intermediate term interest rates from December 31, 2014 to September 30, 2015. Since December 31, 2014, the three-year and five-year U.S. Treasury note rates declined 18 basis points ("bp") and 28 bp, respectively.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $88 million and $118 million at September 30, 2015 and December 31, 2014, respectively, and Federal Reserve Bank stock of $73 million and $71 million at September 30, 2015 and December 31, 2014, respectively. During second quarter of 2015, the Corporation purchased $14 million of additional FHLB stock to support the overall increase in FHLB advances and subsequently sold $43 million of excess FHLB stock.
NOTE 7: Loans, Allowance for Credit Losses, and Credit Quality
During the third quarter of 2015, the Corporation reclassified approximately $500 million of closed end first lien home equity loans to residential mortgage loans in order to better align with the Corporation's regulatory reporting of residential mortgage loan products. All prior periods have been restated to reflect this change. As a result, the restated home equity loan portfolio is $1.1 billion for December 31, 2014, compared to the originally reported amount of $1.6 billion. Similarly, the restated residential mortgage loan portfolio is $5.1 billion for December 31, 2014, compared to the originally reported amount of $4.5 billion.

The period end loan composition was as follows.

	September 30, 2015	December 31, 2014
	($ in Thousands)
Commercial and industrial	$6,085,473	$5,905,902
Commercial real estate - owner occupied	966,689	1,007,937
Lease financing	42,607	51,529
Commercial and business lending	7,094,769	6,965,368
Commercial real estate - investor	3,183,352	3,056,485
Real estate construction	1,124,280	1,008,956
Commercial real estate lending	4,307,632	4,065,441
Total commercial	11,402,401	11,030,809
Home equity	1,014,465	1,051,927
Installment and credit cards	425,729	454,219
Residential mortgage	5,682,178	5,056,891
Total consumer	7,122,372	6,563,037
Total loans	$18,524,773	$17,593,846

A summary of the changes in the allowance for credit losses was as follows.

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$266,302	$268,315
Provision for loan losses	18,500	13,000
Charge offs	(39,539)	(44,096)
Recoveries	17,273	29,083
Net charge offs	(22,266)	(15,013)
Balance at end of period	$262,536	$266,302
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900	$21,900
Provision for unfunded commitments	(1,000)	3,000
Balance at end of period	$23,900	$24,900
Allowance for Credit Losses	$286,436	$291,202
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

A summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$26,464	$6,435	$31,926	$266,302
Provision for loan losses	15,749	7,245	(835)	(2,703)	(1,314)	(987)	1,284	61	18,500
Charge offs	(19,672)	(2,325)	—	(3,947)	(546)	(5,466)	(2,934)	(4,649)	(39,539)
Recoveries	6,392	892	—	4,124	1,924	2,568	569	804	17,273
Balance at Sep 30, 2015	$118,494	$22,322	$775	$43,807	$21,063	$22,579	$5,354	$28,142	$262,536
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$5,922	$—	$—	$197	$—	$3	$—	$171	$6,293
Ending balance impaired loans collectively evaluated for impairment	977	571	—	1,152	474	9,652	210	12,384	25,420
Total impaired loans	$6,899	$571	$—	$1,349	$474	$9,655	$210	$12,555	$31,713
Ending balance all other loans collectively evaluated for impairment	111,595	21,751	775	42,458	20,589	12,924	5,144	15,587	230,823
Total	$118,494	$22,322	$775	$43,807	$21,063	$22,579	$5,354	$28,142	$262,536
Loans:
Ending balance impaired loans individually evaluated for impairment	$55,148	$11,174	$1,763	$3,822	$—	$170	$—	$6,877	$78,954
Ending balance impaired loans collectively evaluated for impairment	31,871	9,537	—	21,679	1,482	20,416	1,190	65,134	151,309
Total impaired loans	$87,019	$20,711	$1,763	$25,501	$1,482	$20,586	$1,190	$72,011	$230,263
Ending balance all other loans collectively evaluated for impairment	5,998,454	945,978	40,844	3,157,851	1,122,798	993,879	424,539	5,610,167	18,294,510
Total	$6,085,473	$966,689	$42,607	$3,183,352	$1,124,280	$1,014,465	$425,729	$5,682,178	$18,524,773
The allocation methodology used by the Corporation includes allocations for specifically identified impaired loans and loss factor allocations (used for both criticized and non-criticized loan categories), with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation of the allowance for loan losses by loan portfolio is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. At September 30, 2015, $29 million of the commercial and industrial allowance for loan losses was attributable to Oil and Gas related credits, compared to $17 million at December 31, 2014. This allocated allowance for loan losses represented 3.83% and 2.26% of period end Oil and Gas related loans at September 30, 2015 and December 31, 2014, respectively. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Lease financing	Commercial real estate - investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$27,932	$2,416	$30,809	$268,315
Provision for loan losses	14,767	(1,296)	35	(17,290)	(1,277)	6,278	6,279	5,504	13,000
Charge offs	(14,633)	(3,476)	(39)	(4,529)	(1,958)	(10,946)	(2,876)	(5,639)	(44,096)
Recoveries	11,390	1,806	7	9,996	816	3,200	616	1,252	29,083
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$26,464	$6,435	$31,926	$266,302
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$13,615	$1,490	$574	$1,649	$328	$11	$—	$199	$17,866
Ending balance impaired loans collectively evaluated for impairment	2,852	1,731	—	1,938	767	11,371	308	13,598	32,565
Total impaired loans	$16,467	$3,221	$574	$3,587	$1,095	$11,382	$308	$13,797	$50,431
Ending balance all other loans collectively evaluated for impairment	99,558	13,289	1,036	42,746	19,904	15,082	6,127	18,129	215,871
Total	$116,025	$16,510	$1,610	$46,333	$20,999	$26,464	$6,435	$31,926	$266,302
Loans:
Ending balance impaired loans individually evaluated for impairment	$45,118	$20,731	$1,801	$19,683	$3,776	$962	$—	$9,751	$101,822
Ending balance impaired loans collectively evaluated for impairment	38,437	15,548	—	26,129	2,350	23,698	1,587	66,058	173,807
Total impaired loans	$83,555	$36,279	$1,801	$45,812	$6,126	$24,660	$1,587	$75,809	$275,629
Ending balance all other loans collectively evaluated for impairment	5,822,347	971,658	49,728	3,010,673	1,002,830	1,027,267	452,632	4,981,082	17,318,217
Total	$5,905,902	$1,007,937	$51,529	$3,056,485	$1,008,956	$1,051,927	$454,219	$5,056,891	$17,593,846
The following table presents commercial loans by credit quality indicator at September 30, 2015.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,487,926	$318,587	$191,941	$87,019	$6,085,473
Commercial real estate - owner occupied	874,566	29,946	41,466	20,711	966,689
Lease financing	39,987	624	233	1,763	42,607
Commercial and business lending	6,402,479	349,157	233,640	109,493	7,094,769
Commercial real estate - investor	3,089,760	44,458	23,633	25,501	3,183,352
Real estate construction	1,120,173	271	2,354	1,482	1,124,280
Commercial real estate lending	4,209,933	44,729	25,987	26,983	4,307,632
Total commercial	$10,612,412	$393,886	$259,627	$136,476	$11,402,401

The following table presents commercial loans by credit quality indicator at December 31, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ in Thousands)
Commercial and industrial	$5,594,497	$119,328	$108,522	$83,555	$5,905,902
Commercial real estate - owner occupied	904,526	18,437	48,695	36,279	1,007,937
Lease financing	46,931	88	2,709	1,801	51,529
Commercial and business lending	6,545,954	137,853	159,926	121,635	6,965,368
Commercial real estate - investor	2,974,493	12,137	24,043	45,812	3,056,485
Real estate construction	998,972	2,082	1,776	6,126	1,008,956
Commercial real estate lending	3,973,465	14,219	25,819	51,938	4,065,441
Total commercial	$10,519,419	$152,072	$185,745	$173,573	$11,030,809
The following table presents consumer loans by credit quality indicator at September 30, 2015.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$985,087	$8,565	$227	$20,586	$1,014,465
Installment and credit cards	422,816	1,723	—	1,190	425,729
Residential mortgage	5,601,390	4,811	3,966	72,011	5,682,178
Total consumer	$7,009,293	$15,099	$4,193	$93,787	$7,122,372
The following table presents consumer loans by credit quality indicator at December 31, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ in Thousands)
Home equity	$1,017,604	$8,783	$880	$24,660	$1,051,927
Installment and credit cards	450,698	1,932	2	1,587	454,219
Residential mortgage	4,972,455	4,846	3,781	75,809	5,056,891
Total consumer	$6,440,757	$15,561	$4,663	$102,056	$6,563,037
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

The following table presents loans by past due status at September 30, 2015.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$1,133	$1,788	$178	$3,099	$6,023,953	$6,027,052
Commercial real estate - owner occupied	1,173	845	—	2,018	951,303	953,321
Lease financing	375	—	—	375	40,469	40,844
Commercial and business lending	2,681	2,633	178	5,492	7,015,725	7,021,217
Commercial real estate - investor	1,104	114	—	1,218	3,175,213	3,176,431
Real estate construction	312	61	—	373	1,122,910	1,123,283
Commercial real estate lending	1,416	175	—	1,591	4,298,123	4,299,714
Total commercial	4,097	2,808	178	7,083	11,313,848	11,320,931
Home equity	7,413	1,152	—	8,565	992,259	1,000,824
Installment and credit cards	1,162	561	1,306	3,029	422,314	425,343
Residential mortgage	4,345	466	—	4,811	5,625,410	5,630,221
Total consumer	12,920	2,179	1,306	16,405	7,039,983	7,056,388
Total accruing loans	$17,017	$4,987	$1,484	$23,488	$18,353,831	$18,377,319
Nonaccrual loans
Commercial and industrial	$27	$1,379	$9,711	$11,117	$47,304	$58,421
Commercial real estate - owner occupied	195	—	3,641	3,836	9,532	13,368
Lease financing	—	—	—	—	1,763	1,763
Commercial and business lending	222	1,379	13,352	14,953	58,599	73,552
Commercial real estate - investor	—	—	3,565	3,565	3,356	6,921
Real estate construction	61	108	445	614	383	997
Commercial real estate lending	61	108	4,010	4,179	3,739	7,918
Total commercial	283	1,487	17,362	19,132	62,338	81,470
Home equity	1,899	1,228	4,744	7,871	5,770	13,641
Installment and credit cards	47	23	164	234	152	386
Residential mortgage	4,675	4,215	19,946	28,836	23,121	51,957
Total consumer	6,621	5,466	24,854	36,941	29,043	65,984
Total nonaccrual loans (b)	$6,904	$6,953	$42,216	$56,073	$91,381	$147,454
Total loans
Commercial and industrial	$1,160	$3,167	$9,889	$14,216	$6,071,257	$6,085,473
Commercial real estate - owner occupied	1,368	845	3,641	5,854	960,835	966,689
Lease financing	375	—	—	375	42,232	42,607
Commercial and business lending	2,903	4,012	13,530	20,445	7,074,324	7,094,769
Commercial real estate - investor	1,104	114	3,565	4,783	3,178,569	3,183,352
Real estate construction	373	169	445	987	1,123,293	1,124,280
Commercial real estate lending	1,477	283	4,010	5,770	4,301,862	4,307,632
Total commercial	4,380	4,295	17,540	26,215	11,376,186	11,402,401
Home equity	9,312	2,380	4,744	16,436	998,029	1,014,465
Installment and credit cards	1,209	584	1,470	3,263	422,466	425,729
Residential mortgage	9,020	4,681	19,946	33,647	5,648,531	5,682,178
Total consumer	19,541	7,645	26,160	53,346	7,069,026	7,122,372
Total loans	$23,921	$11,940	$43,700	$79,561	$18,445,212	$18,524,773

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $1 million at September 30, 2015 (the same as the reported balances for the accruing loans noted above).

(b)	The percent of nonaccrual loans which are current was 62% at September 30, 2015.

The following table presents loans by past due status at December 31, 2014.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$4,466	$10,281	$254	$15,001	$5,841,238	$5,856,239
Commercial real estate - owner occupied	8,429	2,199	—	10,628	971,484	982,112
Lease financing	—	—	—	—	49,728	49,728
Commercial and business lending	12,895	12,480	254	25,629	6,862,450	6,888,079
Commercial real estate - investor	712	496	—	1,208	3,032,592	3,033,800
Real estate construction	951	33	—	984	1,002,573	1,003,557
Commercial real estate lending	1,663	529	—	2,192	4,035,165	4,037,357
Total commercial	14,558	13,009	254	27,821	10,897,615	10,925,436
Home equity	6,988	1,795	52	8,835	1,026,641	1,035,476
Installment and credit cards	1,186	746	1,317	3,249	450,357	453,606
Residential mortgage	3,889	957	—	4,846	4,997,069	5,001,915
Total consumer	12,063	3,498	1,369	16,930	6,474,067	6,490,997
Total accruing loans	$26,621	$16,507	$1,623	$44,751	$17,371,682	$17,416,433
Nonaccrual loans
Commercial and industrial	$872	$627	$10,154	$11,653	$38,010	$49,663
Commercial real estate - owner occupied	3,197	41	8,596	11,834	13,991	25,825
Lease financing	—	—	513	513	1,288	1,801
Commercial and business lending	4,069	668	19,263	24,000	53,289	77,289
Commercial real estate - investor	1,857	459	12,765	15,081	7,604	22,685
Real estate construction	87	73	798	958	4,441	5,399
Commercial real estate lending	1,944	532	13,563	16,039	12,045	28,084
Total commercial	6,013	1,200	32,826	40,039	65,334	105,373
Home equity	1,471	1,766	6,840	10,077	6,374	16,451
Installment and credit cards	96	39	141	276	337	613
Residential mortgage	5,172	3,193	23,492	31,857	23,119	54,976
Total consumer	6,739	4,998	30,473	42,210	29,830	72,040
Total nonaccrual loans (b)	$12,752	$6,198	$63,299	$82,249	$95,164	$177,413
Total loans
Commercial and industrial	$5,338	$10,908	$10,408	$26,654	$5,879,248	$5,905,902
Commercial real estate - owner occupied	11,626	2,240	8,596	22,462	985,475	1,007,937
Lease financing	—	—	513	513	51,016	51,529
Commercial and business lending	16,964	13,148	19,517	49,629	6,915,739	6,965,368
Commercial real estate - investor	2,569	955	12,765	16,289	3,040,196	3,056,485
Real estate construction	1,038	106	798	1,942	1,007,014	1,008,956
Commercial real estate lending	3,607	1,061	13,563	18,231	4,047,210	4,065,441
Total commercial	20,571	14,209	33,080	67,860	10,962,949	11,030,809
Home equity	8,459	3,561	6,892	18,912	1,033,015	1,051,927
Installment and credit cards	1,282	785	1,458	3,525	450,694	454,219
Residential mortgage	9,061	4,150	23,492	36,703	5,020,188	5,056,891
Total consumer	18,802	8,496	31,842	59,140	6,503,897	6,563,037
Total loans	$39,373	$22,705	$64,922	$127,000	$17,466,846	$17,593,846

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2014 (the same as the reported balances for the accruing loans noted above).

(b)	The percent of nonaccrual loans which are current was 54% at December 31, 2014.

The following table presents impaired loans at September 30, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$58,855	$60,303	$6,899	$59,502	$970
Commercial real estate - owner occupied	9,537	9,660	571	9,784	274
Lease financing	—	—	—	—	—
Commercial and business lending	68,392	69,963	7,470	69,286	1,244
Commercial real estate - investor	23,916	25,594	1,349	24,119	834
Real estate construction	1,482	2,112	474	1,643	42
Commercial real estate lending	25,398	27,706	1,823	25,762	876
Total commercial	93,790	97,669	9,293	95,048	2,120
Home equity	20,526	22,682	9,655	21,207	816
Installment and credit cards	1,190	1,292	210	1,252	25
Residential mortgage	67,333	72,537	12,555	68,551	1,731
Total consumer	89,049	96,511	22,420	91,010	2,572
Total loans	$182,839	$194,180	$31,713	$186,058	$4,692
Loans with no related allowance
Commercial and industrial	$28,164	$29,187	$—	$32,848	$548
Commercial real estate - owner occupied	11,174	11,571	—	11,594	89
Lease financing	1,763	1,763	—	1,980	—
Commercial and business lending	41,101	42,521	—	46,422	637
Commercial real estate - investor	1,585	1,675	—	1,596	34
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,585	1,675	—	1,596	34
Total commercial	42,686	44,196	—	48,018	671
Home equity	60	60	—	60	1
Installment and credit cards	—	—	—	—	—
Residential mortgage	4,678	4,932	—	4,700	57
Total consumer	4,738	4,992	—	4,760	58
Total loans	$47,424	$49,188	$—	$52,778	$729
Total impaired loans
Commercial and industrial	$87,019	$89,490	$6,899	$92,350	$1,518
Commercial real estate - owner occupied	20,711	21,231	571	21,378	363
Lease financing	1,763	1,763	—	1,980	—
Commercial and business lending	109,493	112,484	7,470	115,708	1,881
Commercial real estate - investor	25,501	27,269	1,349	25,715	868
Real estate construction	1,482	2,112	474	1,643	42
Commercial real estate lending	26,983	29,381	1,823	27,358	910
Total commercial	136,476	141,865	9,293	143,066	2,791
Home equity	20,586	22,742	9,655	21,267	817
Installment and credit cards	1,190	1,292	210	1,252	25
Residential mortgage	72,011	77,469	12,555	73,251	1,788
Total consumer	93,787	101,503	22,420	95,770	2,630
Total impaired loans (b)	$230,263	$243,368	$31,713	$238,836	$5,421

(a)	Interest income recognized included $3 million of interest income recognized on accruing restructured loans for the nine months ended September 30, 2015.

(b)
The implied fair value mark on all impaired loans at September 30, 2015 was 82% of their unpaid principal balance. The fair value mark is calculated as the recorded investment, net of the related allowance, divided by the unpaid principal balance.

The following table presents impaired loans at December 31, 2014.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Average Recorded Investment	YTD Interest Income Recognized (a)
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$76,433	$80,414	$16,467	$80,004	$3,139
Commercial real estate - owner occupied	19,839	21,807	3,221	20,878	681
Lease financing	1,801	1,801	574	2,009	—
Commercial and business lending	98,073	104,022	20,262	102,891	3,820
Commercial real estate - investor	36,841	40,869	3,587	38,657	1,250
Real estate construction	3,043	5,910	1,095	3,818	105
Commercial real estate lending	39,884	46,779	4,682	42,475	1,355
Total commercial	137,957	150,801	24,944	145,366	5,175
Home equity	23,874	26,585	11,382	25,087	1,257
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	68,748	74,005	13,797	70,030	2,307
Total consumer	94,209	102,385	25,487	96,853	3,622
Total loans	$232,166	$253,186	$50,431	$242,219	$8,797
Loans with no related allowance
Commercial and industrial	$7,122	$12,634	$—	$8,851	$82
Commercial real estate - owner occupied	16,440	19,019	—	17,970	219
Lease financing	—	—	—	—	—
Commercial and business lending	23,562	31,653	—	26,821	301
Commercial real estate - investor	8,971	14,036	—	10,014	133
Real estate construction	3,083	3,815	—	3,241	—
Commercial real estate lending	12,054	17,851	—	13,255	133
Total commercial	35,616	49,504	—	40,076	434
Home equity	786	806	—	851	18
Installment and credit cards	—	—	—	—	—
Residential mortgage	7,061	7,315	—	7,224	135
Total consumer	7,847	8,121	—	8,075	153
Total loans	$43,463	$57,625	$—	$48,151	$587
Total impaired loans
Commercial and industrial	$83,555	$93,048	$16,467	$88,855	$3,221
Commercial real estate - owner occupied	36,279	40,826	3,221	38,848	900
Lease financing	1,801	1,801	574	2,009	—
Commercial and business lending	121,635	135,675	20,262	129,712	4,121
Commercial real estate - investor	45,812	54,905	3,587	48,671	1,383
Real estate construction	6,126	9,725	1,095	7,059	105
Commercial real estate lending	51,938	64,630	4,682	55,730	1,488
Total commercial	173,573	200,305	24,944	185,442	5,609
Home equity	24,660	27,391	11,382	25,938	1,275
Installment and credit cards	1,587	1,795	308	1,736	58
Residential mortgage	75,809	81,320	13,797	77,254	2,442
Total consumer	102,056	110,506	25,487	104,928	3,775
Total impaired loans (b)	$275,629	$310,811	$50,431	$290,370	$9,384

(a)	Interest income recognized included $5 million of interest income recognized on accruing restructured loans for the year ended December 31, 2014.

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
Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as troubled debt restructurings, which are considered and accounted for as impaired loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. The Corporation had an $18 million recorded investment in loans modified in troubled debt restructurings for the nine months ended September 30, 2015, of which $2 million was in accrual status and $16 million was in nonaccrual pending a sustained period of repayment.
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

	September 30, 2015		December 31, 2014
	Performing Restructured Loans	Nonaccrual Restructured Loans *	Performing Restructured Loans	Nonaccrual Restructured Loans *
	($ in Thousands)
Commercial and industrial	$28,598	$1,946	$33,892	$3,260
Commercial real estate - owner occupied	7,343	2,796	10,454	5,656
Commercial real estate - investor	18,580	4,268	23,127	15,216
Real estate construction	485	173	727	2,438
Home equity	6,945	4,137	8,209	4,838
Installment and credit cards	804	65	974	199
Residential mortgage	20,054	23,198	20,833	26,049
Total	$82,809	$36,583	$98,216	$57,656

*	Nonaccrual restructured loans have been included with nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio for the three and nine months ended September 30, 2015, and the recorded investment and unpaid principal balance as of September 30, 2015.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	5	$893	$896	10	$2,410	$3,033
Commercial real estate - owner occupied	—	—	—	4	2,847	3,007
Commercial real estate - investor	2	711	761	3	2,949	2,998
Real estate construction	—	—	—	1	5	5
Home equity	27	840	940	61	2,109	2,220
Residential mortgage	33	2,612	2,721	77	7,393	7,586
Total	67	$5,056	$5,318	156	$17,713	$18,849

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio for the three and nine months ended September 30, 2014, and the recorded investment and unpaid principal balance as of September 30, 2014.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)	Number of Loans	Recorded Investment (1)	Unpaid Principal Balance (2)
	($ in Thousands)
Commercial and industrial	10	$7,383	$7,384	13	$7,695	$7,707
Commercial real estate - owner occupied	—	—	—	2	1,123	1,260
Commercial real estate - investor	3	5,603	5,918	4	6,096	6,425
Real estate construction	1	8	8	2	14	14
Home equity	38	1,121	1,179	85	2,784	2,970
Installment and credit cards	2	25	25	3	34	45
Residential mortgage	49	4,364	4,654	94	8,627	9,178
Total	103	$18,504	$19,168	203	$26,373	$27,599

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three and nine months ended September 30, 2015, restructured loan modifications of commercial and industrial, commercial real estate and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans for the three and nine months ended September 30, 2015 primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2015 , as well as the recorded investment in these restructured loans as of September 30, 2015.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	1	$153	1	$153
Commercial real estate - owner occupied	—	—	1	297
Home equity	14	421	21	627
Residential mortgage	18	1,858	45	4,176
Total	33	$2,432	68	$5,253
The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the three and nine months ended September 30, 2014, as well as the recorded investment in these restructured loans as of September 30, 2014.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	—	$—	1	$52
Commercial real estate - owner occupied	—	—	2	203
Commercial real estate - investor	1	493	2	1,613
Real estate construction	—	—	1	160
Home equity	11	312	20	598
Installment and credit cards	1	10	3	34
Residential mortgage	19	1,557	55	5,084
Total	32	$2,372	84	$7,744
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
At September 30, 2015, the Corporation had goodwill of $969 million, compared to $929 million at December 31, 2014. There was an addition to the carrying amount of goodwill of approximately $40 million for the Ahmann & Martin Co. acquisition that occurred during the quarter ended March 31, 2015. See Note 2 for additional information on the Ahmann & Martin Co. acquisition.
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

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$36,230	$36,230
Accumulated amortization	(35,759)	(34,433)
Net book value	$471	$1,797
Amortization during the period	$1,326	$2,868
Other intangibles:
Gross carrying amount	$31,398	$19,283
Accumulated amortization	(14,891)	(13,643)
Net book value	$16,507	$5,640
Additions during the period	$12,115	$—
Amortization during the period	$1,248	$879
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$61,379	$64,193
Additions	9,853	8,253
Amortization	(8,902)	(11,067)
Mortgage servicing rights at end of period	$62,330	$61,379
Valuation allowance at beginning of period	(1,234)	(913)
(Additions) recoveries, net	306	(321)
Valuation allowance at end of period	(928)	(1,234)
Mortgage servicing rights, net	$61,402	$60,145
Fair value of mortgage servicing rights	$67,794	$66,342
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,906,960	$7,999,294
Mortgage servicing rights, net to servicing portfolio	0.78%	0.75%
Mortgage servicing rights expense (1)	$8,596	$11,388

(1)
Includes the amortization of mortgage servicing rights and additions/recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net, in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2015. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated amortization expense:	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three months ending December 31, 2015	$78	$442	$2,869
Year ending December 31, 2016	281	1,735	10,147
Year ending December 31, 2017	112	1,702	8,341
Year ending December 31, 2018	—	1,672	6,919
Year ending December 31, 2019	—	1,373	5,781
Year ending December 31, 2020	—	1,256	4,842
Beyond 2020	—	8,327	23,431
Total Estimated Amortization Expense	$471	$16,507	$62,330

NOTE 9: Short and Long-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	September 30, 2015	December 31, 2014
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$177,940	$109,770
Securities sold under agreements to repurchase	524,629	384,221
Federal funds purchased and securities sold under agreements to repurchase	$702,569	$493,991
FHLB advances	260,000	500,000
Commercial paper	59,766	74,297
Other short-term funding	319,766	574,297
Total short-term funding	$1,022,335	$1,068,288
Long-Term Funding
FHLB advances	$1,750,234	$3,000,260
Senior notes, at par	680,000	680,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(692)	(143)
Total long-term funding	2,679,542	3,930,117
Total short and long-term funding	$3,701,877	$4,998,405

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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of September 30, 2015, the Corporation pledged GSE mortgage-related securities with a fair value of $648 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2015 is presented in the following table.

	Remaining Contractual Maturity of the Agreements
September 30, 2015	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
Repurchase agreements
GSE securities	$524,629	$—	$—	$—	$524,629
Total	$524,629	$—	$—	$—	$524,629
Gross amounts of recognized liabilities for repurchase agreements					$524,629

Long-term funding:

FHLB Advances: Long-term FHLB advances had a weighted-average interest rate of 0.13% at September 30, 2015 and 0.11% at December 31, 2014. The FHLB advances are indexed to the FHLB discount note and reprice at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
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
NOTE 10: Income Taxes
The Corporation recognized income tax expense of $66 million for the nine months ended September 30, 2015, compared to income tax expense of $67 million for the comparable period in 2014. The effective tax rate was 31.14% for the first nine months of 2015, compared to an effective tax rate of 32.02% for the first nine months of 2014.
NOTE 11: Derivative and Hedging Activities
The Corporation facilitates customer borrowing activity by providing various interest rate risk management solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror swap with another counterparty. The Corporation has used, and may again use in the future, derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheets from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $10 million of investment securities as collateral at September 30, 2015, and pledged $11 million of investment securities as collateral at December 31, 2014. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as of June 10, 2013, the Corporation must clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At September 30, 2015, the Corporation posted cash collateral for the margin of $33 million, compared to $15 million at December 31, 2014.
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

				Weighted Average
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate(1)	Pay Rate(1)	Maturity
September 30, 2015
Interest rate-related instruments — customer and mirror	$1,706,721	$42,593	Trading assets	1.42%	1.42%	41 months
Interest rate-related instruments — customer and mirror	1,706,721	(44,857)	Trading liabilities	1.42%	1.42%	41 months
Interest rate lock commitments (mortgage)	173,622	2,584	Other assets	--	--	---
Forward commitments (mortgage)	245,138	(1,982)	Other liabilities	--	--	---
Foreign currency exchange forwards	54,421	1,159	Trading assets	--	--	---
Foreign currency exchange forwards	46,201	(960)	Trading liabilities	--	--	---
Purchased options (time deposit)	105,345	2,915	Other assets	--	--	---
Written options (time deposit)	105,345	(2,915)	Other liabilities	--	--	---
December 31, 2014
Interest rate-related instruments — customer and mirror	$1,636,480	$33,023	Trading assets	1.60%	1.60%	42 months
Interest rate-related instruments — customer and mirror	1,636,480	(35,372)	Trading liabilities	1.60%	1.60%	42 months
Interest rate lock commitments (mortgage)	126,379	1,947	Other assets	--	--	---
Forward commitments (mortgage)	234,500	(2,435)	Other liabilities	--	--	---
Foreign currency exchange forwards	60,742	2,140	Trading assets	--	--	---
Foreign currency exchange forwards	56,573	(1,957)	Trading liabilities	--	--	---
Purchased options (time deposit)	110,347	6,054	Other assets	--	--	---
Written options (time deposit)	110,347	(6,054)	Other liabilities	--	--	---

(1)	Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain /(Loss) Recognized in Income	Gain /(Loss) Recognized in Income
		($ in Thousands)
Nine Months Ended September 30, 2015
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$85
Interest rate lock commitments (mortgage)	Mortgage banking, net	637
Forward commitments (mortgage)	Mortgage banking, net	453
Foreign currency exchange forwards	Capital market fees, net	16
Nine Months Ended September 30, 2014
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$626
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,024
Forward commitments (mortgage)	Mortgage banking, net	(1,924)
Foreign currency exchange forwards	Capital market fees, net	118
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

The following table presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2015 and December 31, 2014. The interest agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Gross amounts not offset
				in the balance sheet
				Financial instruments	Collateral	Net amount

September 30, 2015	($ in Thousands)
Derivative assets:
Interest rate-related instruments	$48	$—	$48	$(48)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$44,210	$—	$44,210	$(48)	$(42,658)	$1,504

December 31, 2014
Derivative assets:
Interest rate-related instruments	$558	$—	$558	$(558)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$34,087	$—	$34,087	$(558)	$(26,105)	$7,424
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

	September 30, 2015	December 31, 2014
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$6,935,786	$6,884,411
Commercial letters of credit (1)	11,484	9,179
Standby letters of credit (3)	317,079	353,292

(1)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2015 or December 31, 2014.

(2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 11.

(3)	The Corporation has established a liability of $3 million at September 30, 2015 compared to $4 million at December 31, 2014, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $24 million at September 30, 2015 down from $25 million at December 31, 2014, and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 7 for additional information on the allowance for unfunded commitments.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in low-income housing, small-business commercial real estate, new market tax credit projects, and historic tax credit projects to promote the revitalization of low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2015 was $41 million, compared to $27 million at December 31, 2014, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $33 million at September 30, 2015 and $28 million at December 31, 2014.
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
A variety of consumer products, including the legacy debt protection and identity protection products referred to above, and mortgage and deposit products, and certain fees and charges related to such products, have come under increased regulatory scrutiny. It is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation and the Bank in regard to these consumer products. The Bank could also determine of its own accord, or be required by regulators, to refund or otherwise make remediation payments to customers in connection with these products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such matters.

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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $3 million and $5 million during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively, and paid loss reimbursement or settlement claims of approximately $117,000 and $734,000 during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. Make whole requests during 2014 and the first nine months of 2015 generally arose from loans sold during the period January 1, 2006 to September 30, 2015, which totaled $19.6 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2015, approximately $7.5 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For The Nine Months Ended September 30, 2015	For The Year Ended December 31, 2014
	($ in Thousands)
Balance at beginning of period	$3,258	$5,737
Repurchase provision expense	340	505
Adjustments to provision expense	(2,450)	(2,250)
Charge offs	(23)	(734)
Balance at end of period	$1,125	$3,258
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2015 and December 31, 2014, there were approximately $69 million and $46 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2015 and December 31, 2014, there were $142 million and $178 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2015, and December 31, 2014, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
		Fair Value Measurements Using
	September 30, 2015	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$1,002	$1,002	$—	$—
Municipal securities	427,701	—	427,701	—
Residential mortgage-related securities:
Government-sponsored enterprise (GSE)	3,088,923	—	3,088,923	—
Private-label	1,746	—	1,746	—
GSE commercial mortgage-related securities	1,877,581	—	1,877,581	—
Other securities (debt and equity)	6,703	3,503	3,000	200
Total investment securities available for sale	$5,403,656	$4,505	$5,398,951	$200
Derivatives (trading and other assets)	$49,251	$—	$46,667	$2,584
Liabilities:
Derivatives (trading and other liabilities)	$50,714	$—	$48,732	$1,982
		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$998	$998	$—	$—
Municipal securities	582,679	—	582,679	—
Residential mortgage-related securities:
GSE	3,730,789	—	3,730,789	—
Private-label	2,294	—	2,294	—
GSE commercial mortgage-related securities	1,073,893	—	1,073,893	—
Other securities (debt and equity)	6,159	2,959	3,000	200
Total investment securities available for sale	$5,396,812	$3,957	$5,392,655	$200
Derivatives (trading and other assets)	$43,164	$—	$41,217	$1,947
Liabilities:
Derivatives (trading and other liabilities)	$45,818	$—	$43,383	$2,435

The table below presents a rollforward of the balance sheet amounts for the year ended December 31, 2014 and the nine months ended September 30, 2015, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2013	$299	$1,717
Total net losses included in income:
Mortgage derivative loss	—	(2,205)
Sales of investment securities	(99)	—
Balance December 31, 2014	$200	$(488)
Total net gains included in income:
Mortgage derivative gain	—	1,090
Balance September 30, 2015	$200	$602
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2015, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative – interest rate lock commitments to originate residential mortgage loans held for sale)
The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments (“IRLC”) is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At September 30, 2015, the closing ratio was 87%.
Impaired loans
For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in average discounts of 10% to 20%.
Mortgage servicing rights
The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 13.4% and 9.6% at September 30, 2015, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
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

The table below presents the balances of the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
	September 30, 2015	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$106,276	$—	$106,276	$—
Impaired loans (1)	72,661	—	—	72,661
Mortgage servicing rights	67,794	—	—	67,794
		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$156,423	$—	$156,423	$—
Impaired loans (1)	83,956	—	—	83,956
Mortgage servicing rights	66,342	—	—	66,342

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first nine months of 2015 and the full year 2014, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $6 million for the first nine months of 2015 and $21 million for the year ended December 31, 2014. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of less than $1 million and $2 million to asset losses, net for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

Fair Value of Financial Instruments:
Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

	September 30, 2015
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$303,701	$303,701	$303,701	$—	$—
Interest-bearing deposits in other financial institutions	70,023	70,023	70,023	—	—
Federal funds sold and securities purchased under agreements to resell	36,490	36,490	36,490	—	—
Investment securities held to maturity	604,799	613,372	—	613,372	—
Investment securities available for sale	5,403,656	5,403,656	4,505	5,398,951	200
FHLB and Federal Reserve Bank stocks	160,871	160,871	—	160,871	—
Loans held for sale	105,144	106,276	—	106,276	—
Loans, net	18,262,237	18,435,809	—	—	18,435,809
Bank owned life insurance	580,289	580,289	—	580,289	—
Accrued interest receivable	70,977	70,977	70,977	—	—
Interest rate-related instruments	42,593	42,593	—	42,593	—
Foreign currency exchange forwards	1,159	1,159	—	1,159	—
Interest rate lock commitments to originate residential mortgage loans held for sale	2,584	2,584	—	—	2,584
Purchased options (time deposit)	2,915	2,915	—	2,915	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$18,936,600	$18,936,600	$—	$—	$18,936,600
Brokered CDs and other time deposits	1,621,795	1,632,811	—	1,632,811	—
Short-term funding	1,022,335	1,022,335	—	1,022,335	—
Long-term funding	2,679,542	2,740,335	—	2,740,335	—
Accrued interest payable	6,888	6,888	6,888	—	—
Interest rate-related instruments	44,857	44,857	—	44,857	—
Foreign currency exchange forwards	960	960	—	960	—
Forward commitments to sell residential mortgage loans	1,982	1,982	—	—	1,982
Standby letters of credit (1)	3,164	3,164	—	3,164	—
Written options (time deposit)	2,915	2,915	—	2,915	—

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$444,113	$444,113	$444,113	$—	$—
Interest-bearing deposits in other financial institutions	571,924	571,924	571,924	—	—
Federal funds sold and securities purchased under agreements to resell	16,030	16,030	16,030	—	—
Investment securities held to maturity	404,455	413,067	—	413,067	—
Investment securities available for sale	5,396,812	5,396,812	3,957	5,392,655	200
FHLB and Federal Reserve Bank stocks	189,107	189,107	—	189,107	—
Loans held for sale	154,935	156,423	—	156,423	—
Loans, net	17,327,544	17,427,647	—	—	17,427,647
Bank owned life insurance	574,154	574,154	—	574,154	—
Accrued interest receivable	67,573	67,573	67,573	—	—
Interest rate-related instruments	33,023	33,023	—	33,023	—
Foreign currency exchange forwards	2,140	2,140	—	2,140	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,947	1,947	—	—	1,947
Purchased options (time deposit)	6,054	6,054	—	6,054	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market deposits	$17,192,049	$17,192,049	$—	$—	$17,192,049
Brokered CDs and other time deposits	1,571,455	1,571,455	—	1,571,455	—
Short-term funding	1,068,288	1,068,288	—	1,068,288	—
Long-term funding	3,930,117	3,975,605	—	3,975,605	—
Accrued interest payable	9,530	9,530	9,530	—	—
Interest rate-related instruments	35,372	35,372	—	35,372	—
Foreign currency exchange forwards	1,957	1,957	—	1,957	—
Standby letters of credit (1)	3,542	3,542	—	3,542	—
Forward commitments to sell residential mortgage loans	2,435	2,435	—	—	2,435
Written options (time deposit)	6,054	6,054	—	6,054	—

(1)
The commitment on standby letters of credit was $317 million and $353 million at September 30, 2015 and December 31, 2014, respectively. See Note 13 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
The components of net periodic benefit cost for the Pension and Postretirement Plans for the three and nine months ended September 30, 2015 and 2014, respectively, and for the full year 2014 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
		($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$2,318	$2,975	$8,443	8,925	$11,058
Interest cost	1,678	1,790	4,963	5,370	7,132
Expected return on plan assets	(5,379)	(4,855)	(16,079)	(14,565)	(19,922)
Amortization of prior service cost	12	15	37	45	58
Amortization of actuarial loss	627	326	1,692	975	1,384
Total net periodic benefit cost	$(744)	$251	$(944)	$750	$(290)
Postretirement Plan:
Interest cost	$35	$39	$105	116	$150
Amortization of actuarial gain	—	(9)	—	(26)	(35)
Total net periodic benefit cost	$35	$30	$105	$90	$115
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
The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation's 2014 annual report on Form 10-K with certain exceptions, as noted below. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in the Corporation's 2014 annual report on Form 10-K to assess the overall appropriateness of the allowance for credit losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

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

Information about the Corporation’s segments is presented below.

Segment Income Statement Data ($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Nine Months Ended September 30, 2015
Net interest income	$230,130	$261,951	$12,729	$504,810
Noninterest income	36,222	200,042	10,249	246,513
Total revenue	266,352	461,993	22,978	751,323
Credit provision *	30,312	19,625	(32,437)	17,500
Noninterest expense	106,643	366,410	49,454	522,507
Income before income taxes	129,397	75,958	5,961	211,316
Income tax expense (benefit)	44,384	26,585	(5,163)	65,806
Net income	$85,013	$49,373	$11,124	$145,510
Return on average allocated capital (ROCET1) **	11.8%	10.3%	3.9%	10.3%
Nine Months Ended September 30, 2014
Net interest income	$220,973	$227,409	$57,924	$506,306
Noninterest income	35,971	168,287	16,418	220,676
Total revenue	256,944	395,696	74,342	726,982
Credit provision *	37,021	16,534	(42,555)	11,000
Noninterest expense	110,558	346,084	50,794	507,436
Income before income taxes	109,365	33,078	66,103	208,546
Income tax expense	35,767	11,388	19,620	66,775
Net income	$73,598	$21,690	$46,483	$141,771
Return on average allocated capital (ROCET1) **	12.8%	5.4%	9.8%	9.8%

Segment Balance Sheet Data ($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD 3Q 2015
Average earning assets	$9,373,312	$8,719,078	$6,326,258	$24,418,648
Average loans	9,363,936	8,719,078	71,378	18,154,392
Average deposits	5,730,918	10,786,342	3,145,612	19,662,872
Average allocated capital (CET1) **	$966,746	$640,116	$213,750	$1,820,612
Average Balances for YTD 3Q 2014
Average earning assets	$8,933,616	$7,646,487	$5,933,220	$22,513,323
Average loans	8,922,631	7,646,487	85,115	16,654,233
Average deposits	5,129,046	9,872,624	2,347,059	17,348,729
Average allocated capital (CET1) **	$766,391	$535,528	$585,493	$1,887,412

Segment Income Statement Data ($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended September 30, 2015
Net interest income	$78,283	$88,209	$4,017	$170,509
Noninterest income	11,305	64,911	3,700	79,916
Total revenue	89,588	153,120	7,717	250,425
Credit provision *	10,851	5,963	(8,814)	8,000
Noninterest expense	37,293	122,393	11,750	171,436
Income before income taxes	41,444	24,764	4,781	70,989
Income tax expense (benefit)	13,955	8,667	(1,071)	21,551
Net income	$27,489	$16,097	$5,852	$49,438
Return on average allocated capital (ROCET1) **	11.0%	10.1%	6.7%	10.2%
Three Months Ended September 30, 2014
Net interest income	$72,474	$82,067	$18,089	$172,630
Noninterest income	11,888	54,601	8,419	74,908
Total revenue	84,362	136,668	26,508	247,538
Credit provision *	11,074	6,773	(16,847)	1,000
Noninterest expense	35,044	122,722	14,087	171,853
Income before income taxes	38,244	7,173	29,268	74,685
Income tax expense	12,343	2,467	9,668	24,478
Net income	$25,901	$4,706	$19,600	$50,207
Return on average allocated capital (ROCET1) **	13.8%	3.2%	13.4%	10.4%

Segment Balance Sheet Data ($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for 3Q15
Average earning assets	$9,475,469	$8,917,831	$6,440,714	$24,834,014
Average loans	9,466,761	8,917,831	68,157	18,452,749
Average deposits	6,044,306	10,969,172	3,280,121	20,293,599
Average allocated capital (CET1) **	$988,283	$632,878	$216,275	$1,837,436
Average Balances for 3Q14
Average earning assets	$8,761,870	$8,310,839	$6,024,008	$23,096,717
Average loans	8,750,207	8,310,839	79,915	17,140,961
Average deposits	5,092,314	10,337,637	2,443,427	17,873,378
Average allocated capital (CET1) **	$744,792	$583,096	$543,358	$1,871,246
* The consolidated credit provision is equal to the actual reported provision for credit losses.
** The Federal Reserve establishes capital adequacy requirements for the Corporation, including Tier 1 capital. Tier 1 capital is comprised of common capital and certain redeemable, non-cumulative preferred stock. Average allocated capital represents average common equity Tier 1 which is defined as average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure. For segment reporting purposes, the ROCET1 reflects return on average allocated common equity Tier 1 ("CET1"). The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 17: Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at September 30, 2015 and 2014, changes during the three and nine month periods then ended, and reclassifications out of accumulated other comprehensive income during the three and nine month periods ended September 30, 2015 and 2014, respectively. The amounts reclassified from accumulated other comprehensive income for the investment securities available for sale are included in investment securities gains, net on the consolidated statements of income, while the amounts reclassified from accumulated other comprehensive income for the defined benefit pension and postretirement obligations are a component of personnel expense on the consolidated statements of income.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2015	$18,512	$(23,362)	$(4,850)
Other comprehensive income before reclassifications	35,101	—	35,101
Amounts reclassified from accumulated other comprehensive income (loss)	(4,038)	1,729	(2,309)
Income tax expense	(11,907)	(659)	(12,566)
Net other comprehensive income during period	19,156	1,070	20,226
Balance September 30, 2015	$37,668	$(22,292)	$15,376
Balance January 1, 2014	$(11,396)	$(12,848)	$(24,244)
Other comprehensive income before reclassifications	36,061	—	36,061
Amounts reclassified from accumulated other comprehensive income (loss)	(469)	994	525
Income tax expense	(13,684)	(383)	(14,067)
Net other comprehensive income during period	21,908	611	22,519
Balance September 30, 2014	$10,512	$(12,237)	$(1,725)

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2015	$25,282	$(22,688)	$2,594
Other comprehensive income before reclassifications	22,907	—	22,907
Amounts reclassified from accumulated other comprehensive income (loss)	(2,796)	639	(2,157)
Income tax expense	(7,725)	(243)	(7,968)
Net other comprehensive income during period	12,386	396	12,782
Balance September 30, 2015	$37,668	$(22,292)	$15,376
Balance July 1, 2014	$22,935	$(12,441)	$10,494
Other comprehensive loss before reclassifications	(20,123)	—	(20,123)
Amounts reclassified from accumulated other comprehensive income (loss)	(57)	332	275
Income tax (expense) benefit	7,757	(128)	7,629
Net other comprehensive income (loss) during period	(12,423)	204	(12,219)
Balance September 30, 2014	$10,512	$(12,237)	$(1,725)

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

During the third quarter of 2015, the Corporation reclassified approximately $500 million of closed end first lien home equity loans to residential mortgage loans in order to better align with the Corporation's regulatory reporting of residential mortgage loan products. All prior periods have been restated to reflect this change. All prior periods have been restated to reflect this change. As a result, the restated home equity loan portfolio is $1.1 billion for December 31, 2014, compared to the originally reported amount of $1.6 billion. Similarly, the restated residential mortgage loan portfolio is $5.1 billion for December 31, 2014, compared to the originally reported amount of $4.5 billion.
Performance Summary

•
Average loans of $18.5 billion for the third quarter of 2015 grew $264 million, or 1% from the second quarter of 2015, primarily driven by a $247 million increase in the residential mortgage loan portfolio. Average deposits grew to a record $20.3 billion, up $667 million, or 3% from the second quarter of 2015, primarily driven by strong growth in demand deposits and money market accounts.

•
Credit quality continued to improve with decreases in nonaccrual loans (down 8%) and net charge offs (down 8%) compared to the second quarter of 2015, while potential problem loans increased $64 million driven by the migration of a small number of commercial credits.

•	Net interest income of $171 million for the third quarter of 2015 increased $4 million, or 2% from the second quarter of 2015, while the net interest margin declined 1 basis point to 2.82%.

•
Noninterest income of $80 million for the third quarter of 2015 decreased $7 million, or 8% from the second quarter of 2015, primarily driven by reduced mortgage banking income and seasonally lower insurance activity.

•	Noninterest expense of $171 million for the third quarter of 2015 decreased $5 million, or 3% from the second quarter of 2015, primarily due to lower personnel and technology costs.

TABLE 1
Summary Results of Operations: Trends
($ in Thousands, except per share data)

	3rd Qtr 2015	2nd Qtr 2015	1st Qtr 2015	4th Qtr 2014	3rd Qtr 2014
Net income (Quarter)	$49,438	$49,400	$46,672	$48,738	$50,207
Net income (Year-to-date)	$145,510	$96,072	$46,672	$190,509	$141,771
Net income available to common equity (Quarter)	$47,254	$47,855	$45,444	$47,513	$48,952
Net income available to common equity (Year-to-date)	$140,553	$93,299	$45,444	$185,507	$137,994
Earnings per common share – basic (Quarter)	$0.31	$0.32	$0.30	$0.31	$0.31
Earnings per common share – basic (Year-to-date)	$0.93	$0.62	$0.30	$1.17	$0.86
Earnings per common share – diluted (Quarter)	$0.31	$0.31	$0.30	$0.31	$0.31
Earnings per common share – diluted (Year-to-date)	$0.92	$0.61	$0.30	$1.16	$0.85
Return on average assets (Quarter)	0.72%	0.74%	0.71%	0.75%	0.78%
Return on average assets (Year-to-date)	0.72%	0.73%	0.71%	0.76%	0.76%
Return on average equity (Quarter)	6.72%	6.89%	6.65%	6.83%	6.93%
Return on average equity (Year-to-date)	6.76%	6.77%	6.65%	6.63%	6.57%
Return on average tangible common equity (Quarter)	10.35%	10.62%	10.16%	10.27%	10.35%
Return on average tangible common equity (Year-to-date)	10.38%	10.39%	10.16%	9.91%	9.79%
Return on average common equity Tier 1 (Quarter) (1)	10.20%	10.55%	10.22%	10.35%	10.38%
Return on average common equity Tier 1 (Year-to-date) (1)	10.32%	10.38%	10.22%	9.92%	9.78%
Federal Reserve efficiency ratio (Quarter) (2)	68.83%	70.23%	70.30%	70.54%	71.06%
Federal Reserve efficiency ratio (Year-to-date) (2)	69.79%	70.26%	70.30%	70.28%	70.19%
Fully tax-equivalent efficiency ratio (Quarter) (2)	67.09%	68.54%	68.56%	68.82%	69.27%
Fully tax-equivalent efficiency ratio (Year-to-date) (2)	68.07%	68.55%	68.56%	68.53%	68.44%
Net interest margin (Quarter)	2.82%	2.83%	2.89%	3.04%	3.06%
Net interest margin (Year-to-date)	2.84%	2.86%	2.89%	3.08%	3.09%

(1)
Return on average common equity Tier 1 = Net income available to common equity divided by average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure.

(2)	See Table 1A for a reconciliation of this non-GAAP measure.

TABLE 1A
Reconciliation of Non-GAAP Measure

	3rd Qtr 2015	2nd Qtr 2015	1st Qtr 2015	4th Qtr 2014	3rd Qtr 2014
Federal Reserve efficiency ratio (Quarter) (a)	68.83%	70.23%	70.30%	70.54%	71.06%
Taxable equivalent adjustment (Quarter)	(1.39)%	(1.34)%	(1.42)%	(1.41)%	(1.39)%
Other intangible amortization (Quarter)	(0.35)%	(0.35)%	(0.32)%	(0.31)%	(0.40)%
Fully tax-equivalent efficiency ratio (Quarter) (b)	67.09%	68.54%	68.56%	68.82%	69.27%
Federal Reserve Efficiency ratio (Year-to-date) (a)	69.79%	70.26%	70.30%	70.28%	70.19%
Taxable equivalent adjustment (Year-to-date)	(1.38)%	(1.38)%	(1.42)%	(1.36)%	(1.35)%
Other intangible amortization (Year-to-date)	(0.34)%	(0.33)%	(0.32)%	(0.39)%	(0.40)%
Fully tax-equivalent efficiency ratio (Year-to-date) (b)	68.07%	68.55%	68.56%	68.53%	68.44%

(a)
The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.

(b)
The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of taxable equivalent net interest income plus noninterest income, excluding investment securities gains / losses. Management believes the fully tax-equivalent efficiency ratio, which adjusts net interest income for the tax-favored status of certain loans and investment securities, to be the preferred industry measurement as it enhances the comparability of net interest income arising from taxable and tax-exempt sources. This presentation differs from our prior reporting. All periods have been adjusted to conform.

Net Interest Income and Net Interest Margin
TABLE 2
Net Interest Income Analysis
($ in Thousands)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$7,083,736	$168,188	3.17%	$6,419,328	$160,189	3.34%
Commercial real estate lending	4,171,250	108,785	3.49%	3,965,242	109,681	3.70%
Total commercial	11,254,986	276,973	3.29%	10,384,570	269,870	3.47%
Residential mortgage	5,435,277	134,923	3.31%	4,787,306	125,460	3.50%
Retail	1,464,129	50,851	4.64%	1,482,357	49,581	4.46%
Total loans	18,154,392	462,747	3.40%	16,654,233	444,911	3.57%
Investment securities (1)	5,808,771	109,651	2.52%	5,559,398	110,273	2.64%
Other short-term investments	455,485	4,952	1.45%	299,692	4,814	2.14%
Investments and other	6,264,256	114,603	2.44%	5,859,090	115,087	2.62%
Total earning assets	24,418,648	$577,350	3.16%	22,513,323	$559,998	3.32%
Other assets, net	2,456,843			2,339,067
Total assets	$26,875,491			$24,852,390
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,329,548	$751	0.08%	$1,244,483	$715	0.08%
Interest-bearing demand deposits	3,218,089	3,049	0.13%	2,930,236	2,903	0.13%
Money market deposits	9,100,867	12,223	0.18%	7,413,513	8,906	0.16%
Time deposits	1,616,474	8,258	0.68%	1,600,472	6,451	0.54%
Total interest-bearing deposits	15,264,978	24,281	0.21%	13,188,704	18,975	0.19%
Federal funds purchased and securities sold under agreements to repurchase	632,714	714	0.15%	860,732	1,001	0.16%
Other short-term funding	170,300	279	0.22%	610,055	629	0.14%
Long-term funding	3,277,840	32,159	1.31%	2,955,797	18,836	0.85%
Total short and long-term funding	4,080,854	33,152	1.08%	4,426,584	20,466	0.62%
Total interest-bearing liabilities	19,345,832	$57,433	0.40%	17,615,288	$39,441	0.30%
Noninterest-bearing demand deposits	4,397,894			4,160,025
Other liabilities	251,937			191,802
Stockholders’ equity	2,879,828			2,885,275
Total liabilities and equity	$26,875,491			$24,852,390
Interest rate spread			2.76%			3.02%
Net free funds			0.08%			0.07%
Net interest income, tax-equivalent, and net interest margin		$519,917	2.84%		$520,557	3.09%
Fully tax-equivalent adjustment		15,107			14,251
Net interest income		$504,810			$506,306

TABLE 2 (continued)
Net Interest Income Analysis
($ in Thousands)

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Earning assets:
Loans: (1)(2)(3)
Commercial and business lending	$7,089,664	$55,944	3.13%	$6,652,227	$54,990	3.28%
Commercial real estate lending	4,260,329	36,694	3.42%	4,019,286	37,780	3.73%
Total commercial	11,349,993	92,638	3.24%	10,671,513	92,770	3.45%
Residential mortgage	5,658,253	47,004	3.32%	4,947,713	42,840	3.46%
Retail	1,444,503	16,913	4.67%	1,521,735	17,392	4.56%
Total loans	18,452,749	156,555	3.38%	17,140,961	153,002	3.55%
Investment securities (1)	5,965,769	37,049	2.48%	5,619,982	36,486	2.60%
Other short-term investments	415,496	1,489	1.43%	335,774	1,503	1.79%
Investments and other	6,381,265	38,538	2.42%	5,955,756	37,989	2.55%
Total earning assets	24,834,014	$195,093	3.13%	23,096,717	$190,991	3.29%
Other assets, net	2,446,062			2,375,335
Total assets	$27,280,076			$25,472,052
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	$1,357,677	$254	0.07%	$1,269,994	$254	0.08%
Interest-bearing demand deposits	3,199,391	962	0.12%	3,096,712	1,111	0.14%
Money market deposits	9,538,030	4,350	0.18%	7,721,167	3,153	0.16%
Time deposits	1,624,661	2,955	0.72%	1,545,851	2,103	0.54%
Total interest-bearing deposits	15,719,759	8,521	0.22%	13,633,724	6,621	0.19%
Federal funds purchased and securities sold under agreements to repurchase	649,891	248	0.15%	927,904	390	0.17%
Other short-term funding	154,811	83	0.21%	665,647	233	0.14%
Long-term funding	3,024,774	10,645	1.41%	2,931,714	6,179	0.84%
Total short and long-term funding	3,829,476	10,976	1.15%	4,525,265	6,802	0.60%
Total interest-bearing liabilities	19,549,235	$19,497	0.40%	18,158,989	$13,423	0.29%
Noninterest-bearing demand deposits	4,573,840			4,239,654
Other liabilities	237,725			197,330
Stockholders’ equity	2,919,276			2,876,079
Total liabilities and equity	$27,280,076			$25,472,052
Interest rate spread			2.73%			3.00%
Net free funds			0.09%			0.06%
Net interest income, tax-equivalent, and net interest margin		$175,596	2.82%		$177,568	3.06%
Fully tax-equivalent adjustment		5,087			4,938
Net interest income		$170,509			$172,630

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

Notable contributions to the change in net interest income were:

•
Net interest income on a taxable equivalent basis for the nine months ended September 30, 2015, was $520 million, a decrease of $1 million versus the first nine months of 2014. The decrease in taxable equivalent net interest income was attributable to an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased taxable equivalent net interest income by $44 million), partially offset by a favorable volume variance (as balance sheet changes in both volume and mix increased taxable equivalent net interest income by $43 million).

•
The net interest margin for the first nine months of 2015 was 2.84%, 25 bp lower than 3.09% for the same period in 2014. This comparable period decrease was comprised of a 26 bp decrease in interest rate spread (the net of a 16 bp decrease in yield on earning assets and a 10 bp increase in the cost of interest-bearing liabilities) and a 1 bp higher contribution from net free funds.

•
The Federal Reserve left interest rates unchanged through the first nine months of 2015. There remains uncertainty as to the timing of a potential interest rate change. As of September 30, 2015, the market was pricing less than a 50% probability of an increase by year end 2015.

•
The yield on earning assets was 3.16% for the first nine months of 2015, 16 bp lower than the comparable period last year. Loan yields were down 17 bp, (to 3.40%), and are related to competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 18 bp (to 2.44%), and was also impacted by the low interest rate environment and higher prepayment speeds of mortgage-related securities purchased at a premium.

•
The rate on interest-bearing liabilities of 0.40% for the first nine months of 2015 was 10 bp higher than the same period in 2014. The cost of short-term funding was relatively flat, while the cost of long-term funding increased 46 bp (to 1.31%), mainly due to the issuance of long-term senior and subordinated notes in late 2014.

•
Average earning assets were $24.4 billion for the first nine months of 2015, an increase of $1.9 billion (8%) from the comparable period last year. Average loans increased $1.5 billion, including increases in commercial loans (up $870 million) and residential mortgage loans (up $648 million), while retail loans decreased (down $18 million). Average investment securities and other short-term investments increased $405 million, primarily in municipal securities, mortgage related securities and interest-bearing deposits in other banks.

•
Average interest-bearing liabilities of $19.3 billion for the first nine months of 2015 increased $1.7 billion (10%) from the comparable period last year. Average interest-bearing deposits increased $2.1 billion (primarily in money market deposits), while noninterest bearing deposits increased $238 million. On average, short and long-term funding decreased $346 million between the comparable nine month periods, including a $668 million decrease in short-term funding, partially offset by a $322 million increase in long-term funding (also mainly due to the issuance of long-term senior and subordinated notes in late 2014).

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) was $18 million and $11 million for the first nine months of 2015 and 2014, respectively. The provision for credit losses was $16 million for the full year 2014. Net charge offs were $22 million for the first nine months of 2015, compared to $11 million for the first nine months of 2014 and $15 million for the full year of 2014. Annualized net charge offs as a percent of average loans for the first nine months of 2015 were 0.16%, compared to 0.08% for the first nine months of 2014 and 0.09% for the full year 2014. See Tables 9 and 10.
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

Noninterest Income
TABLE 3
Noninterest Income
($ in Thousands)

	Three months ended September 30,				Nine months ended, September 30
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Trust service fees	$12,273	$12,218	$55	0.5%	$36,875	$35,946	$929	2.6%
Service charges on deposit accounts	17,385	17,961	(576)	(3.2)%	48,894	51,773	(2,879)	(5.6)%
Card-based and other nondeposit fees	12,618	12,407	211	1.7%	38,631	37,493	1,138	3.0%
Insurance commissions	17,561	7,860	9,701	123.4%	57,366	33,828	23,538	69.6%
Brokerage and annuity commissions	3,809	4,040	(231)	(5.7)%	11,684	12,593	(909)	(7.2)%
Core fee-based revenue	63,646	54,486	9,160	16.8%	193,450	171,633	21,817	12.7%
Mortgage banking income	9,557	9,140	417	4.6%	32,588	26,527	6,061	22.8%
Mortgage servicing rights expense	2,914	2,471	443	17.9%	8,596	8,135	461	5.7%
Mortgage banking, net	6,643	6,669	(26)	(0.4)%	23,992	18,392	5,600	30.4%
Capital market fees, net	2,170	2,939	(769)	(26.2)%	7,329	7,360	(31)	(0.4)%
Bank owned life insurance income	2,448	3,506	(1,058)	(30.2)%	7,704	10,837	(3,133)	(28.9)%
Other	2,118	2,317	(199)	(8.6)%	6,916	5,424	1,492	27.5%
Subtotal ("fee income")	77,025	69,917	7,108	10.2%	239,391	213,646	25,745	12.1%
Asset gains, net	95	4,934	(4,839)	(98.1)%	3,084	6,561	(3,477)	(53.0)%
Investment securities gains, net	2,796	57	2,739	N/M	4,038	469	3,569	N/M
Total noninterest income	$79,916	$74,908	$5,008	6.7%	$246,513	$220,676	$25,837	11.7%
Fee Income Ratio *	30%	28%			32%	29%
Mortgage loans originated for sale during period	$291,931	$298,083			$911,133	$777,532
Trust assets under management, at market value	$7,625,613	$7,700,305			$7,625,613	$7,700,305
N/M = Not Meaningful
* Fee income ratio is fee income, per the above table, divided by total revenue (defined as taxable equivalent net interest income plus fee income).
Notable contributions to the change in noninterest income were:

•
Core fee-based revenue was $193 million, an increase of $22 million (13%) versus the nine months ended September 30, 2014. Insurance commissions were $57 million, up $24 million (70%) from the nine months ended September 30, 2014. The increase in insurance commissions was primarily due to the acquisition of Ahmann & Martin Co. See Note 2, "Acquisition," of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition.

•
Net mortgage banking income was $24 million for the nine months ended September 30, 2015 and $18 million for the nine months ended September 30, 2014. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage loan repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income increased $6 million (23%) compared to the nine months ended September 30, 2014, primarily due to a $4 million increase in gain on sale and a $2 million favorable change in the fair value of the mortgage derivatives.

•
Bank owned life insurance income was $8 million, down $3 million from the nine months ended September 30, 2014 primarily due to death benefits received during the nine months ended September 30, 2014. All remaining noninterest income categories on a combined basis increased $2 million from the first nine months of 2014.

Noninterest Expense
TABLE 4
Noninterest Expense
($ in Thousands)

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Personnel expense	$101,134	$97,650	$3,484	3.6%	$304,272	$293,141	$11,131	3.8%
Occupancy	14,187	13,743	444	3.2%	46,178	43,088	3,090	7.2%
Equipment	6,003	6,133	(130)	(2.1)%	17,514	18,636	(1,122)	(6.0)%
Technology	14,748	13,573	1,175	8.7%	46,660	40,891	5,769	14.1%
Business development and advertising	5,964	7,467	(1,503)	(20.1)%	18,120	17,606	514	2.9%
Other intangible amortization	885	990	(105)	(10.6)%	2,574	2,972	(398)	(13.4)%
Loan expense	3,305	3,813	(508)	(13.3)%	9,982	10,220	(238)	(2.3)%
Legal and professional fees	4,207	4,604	(397)	(8.6)%	13,089	13,228	(139)	(1.1)%
Foreclosure / OREO expense	496	2,083	(1,587)	(76.2)%	3,224	5,554	(2,330)	(42.0)%
FDIC expense	6,000	6,859	(859)	(12.5)%	18,500	16,805	1,695	10.1%
Other	14,507	14,938	(431)	(2.9)%	42,394	45,295	(2,901)	(6.4)%
Total noninterest expense	$171,436	$171,853	$(417)	(0.2)%	$522,507	$507,436	$15,071	3.0%
Average full-time equivalent employees	4,421	4,359			4,436	4,435
Notable contributions to the change in noninterest expense were:

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $304 million for the nine months ended September 30, 2015, up $11 million (4%) from the nine months ended September 30, 2014. Salary-related expenses increased $10 million (4%). This increase was primarily attributable to the Ahmann & Martin Co. acquisition which added approximately 110 colleagues during the first nine months of 2015. Fringe benefit expenses were relatively flat from the comparable period in 2014.

•
Nonpersonnel noninterest expenses on a combined basis were $218 million, up $4 million (2%) from the nine months ended September 30, 2014. Occupancy was up $3 million (7%), related to a lease termination charge in the first quarter of 2015, as the Corporation further consolidated office space in Chicago. Technology was up $6 million (14%), as the Corporation continues to invest in solutions that will drive operational efficiency. Foreclosure/OREO expense decreased $2 million (42%) compared to the nine months ended September 30, 2014, as credit quality continues to improve and foreclosures trend down. All remaining noninterest expense categories on a combined basis were down $3 million (2%) compared to the first nine months of 2014.

Income Taxes
The Corporation recognized income tax expense of $66 million for the nine months ended September 30, 2015, compared to income tax expense of $67 million for the comparable period in 2014. The effective tax rate was 31.14% for the first nine months of 2015, compared to an effective tax rate of 32.02% for the first nine months of 2014.

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
Balance Sheet
At September 30, 2015, total assets were $27.5 billion, up $645 million (2%) from December 31, 2014. Loans of $18.5 billion at September 30, 2015 were up $931 million (5%) from December 31, 2014. See section "Credit Risk" for additional information on loans. Investment securities were $6.0 billion at September 30, 2015, up slightly (4%) from year-end 2014.

At September 30, 2015, total deposits of $20.6 billion were up $1.8 billion (10%) from December 31, 2014. See section "Deposits" for additional information on deposits. Given the increase in deposits, short and long-term funding decreased $1.3 billion (26%) since year-end 2014, primarily in long-term FHLB advances.
TABLE 5
Period End Loan Composition
($ in Thousands)

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$6,085,473	33%	$6,208,192	34%	$6,140,420	34%	$5,905,902	34%	$5,603,899	33%
Commercial real estate - owner occupied	966,689	5	978,183	5	1,003,885	6	1,007,937	6	1,014,335	6
Lease financing	42,607	—	46,900	—	49,496	—	51,529	—	52,600	—
Commercial and business lending	7,094,769	38	7,233,275	39	7,193,801	40	6,965,368	40	6,670,834	39
Commercial real estate - investor	3,183,352	17	3,126,440	17	3,086,980	17	3,056,485	17	3,043,361	17
Real estate construction	1,124,280	6	1,092,308	6	1,019,571	6	1,008,956	6	982,426	6
Commercial real estate lending	4,307,632	23	4,218,748	23	4,106,551	23	4,065,441	23	4,025,787	23
Total commercial	11,402,401	61	11,452,023	62	11,300,352	63	11,030,809	63	10,696,621	62
Home equity revolving lines of credit	883,573	5	880,628	5	879,827	5	887,779	5	880,435	5
Home equity loans junior liens	130,892	1	141,344	1	154,120	1	164,148	1	176,316	1
Home equity	1,014,465	6	1,021,972	6	1,033,947	6	1,051,927	6	1,056,751	6
Installment and credit cards	425,729	2	430,823	2	436,492	2	454,219	3	459,682	3
Residential mortgage	5,682,178	31	5,398,434	30	5,208,241	29	5,056,891	28	4,946,036	29
Total consumer	7,122,372	39	6,851,229	38	6,678,680	37	6,563,037	37	6,462,469	38
Total loans	$18,524,773	100%	$18,303,252	100%	$17,979,032	100%	$17,593,846	100%	$17,159,090	100%
Commercial real estate - investor and Real estate construction loan detail:
Farmland	$9,645	—%	$9,590	—%	$8,987	—%	$9,249	—%	$8,428	—%
Multi-family	921,456	29	902,680	29	926,640	30	976,956	32	1,030,131	34
Non-owner occupied	2,252,251	71	2,214,170	71	2,151,353	70	2,070,280	68	2,004,802	66
Commercial real estate - investor	$3,183,352	100%	$3,126,440	100%	$3,086,980	100%	$3,056,485	100%	$3,043,361	100%
1-4 family construction	$315,538	28%	$318,222	29%	$300,210	29%	$304,992	30%	$305,719	31%
All other construction	808,742	72	774,086	71	719,361	71	703,964	70	676,707	69
Real estate construction	$1,124,280	100%	$1,092,308	100%	$1,019,571	100%	$1,008,956	100%	$982,426	100%
Credit Risk
Total loans were $18.5 billion at September 30, 2015, an increase of $931 million or 5% from December 31, 2014. Commercial and business loans were $7.1 billion, up $130 million (2%) from December 31, 2014, to represent 38% of total loans at September 30, 2015. Commercial real estate lending totaled $4.3 billion at September 30, 2015 and represented 23% of total loans, an increase of $242 million (6%) from December 31, 2014. Consumer loans were $7.1 billion, up $559 million (9%) from December 31, 2014, and represented 39% of total loans at September 30, 2015.
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

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2014 and the first nine months of 2015. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
Commercial and business lending
The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. At September 30, 2015, the largest industry groups within the commercial and business lending category included the manufacturing sector which represented 8% of total loans and 21% of the total commercial and business lending portfolio. The next largest industry groups within the commercial and business lending category were the Finance and Insurance sector and Mining, which each represented 4% of total loans and 11% of the total commercial and business lending portfolio at September 30, 2015. The remaining portfolio is spread over a diverse range of industries, none of which exceeds 4% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial real estate lending
Commercial real estate lending primarily includes commercial-based loans to investors that are secured by commercial income properties or multi-family projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multi-family projects. Credit risk is managed in a similar manner to commercial and business lending by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.
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
Residential mortgage
Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate, conforming residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation occasionally retains a portion of its originated 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio. At September 30, 2015, the residential mortgage portfolio was comprised of $1.8 billion of fixed-rate residential real estate mortgages and $3.9 billion of adjustable-rate residential real estate mortgages.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.

Home equity
Our home equity lending portfolio consists of both home equity lines of credit and closed-end home equity loans. The Corporation’s credit risk monitoring guidelines for home equity lending is based on an ongoing review of loan delinquency status, as well as a quarterly review of FICO score deterioration and property devaluation. The Corporation does not routinely obtain appraisals on performing loans to update LTV ratios after origination; however, the Corporation monitors the local housing markets by reviewing the various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring process. For junior lien home equity loans, the Corporation is unable to track the performance of the first lien loan if it does not own or service the first lien loan. However, the Corporation obtains a refreshed FICO score on a quarterly basis and monitors this as part of its assessment of the home equity portfolio. Loans and lines in a junior position at September 30, 2015 included approximately 43% for which the Corporation also owned or serviced the related first lien loan and approximately 57% where the Corporation did not service the related first lien loan.
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original LTV of the property securing the loan. Currently, for home equity products, the maximum acceptable LTV is 90% for customers with FICO scores exceeding 700. Home equity loans generally have a 20 year term and are fixed rate with principal and interest payments required, while home equity lines are generally variable rate, interest only lines of credit which do not require the payment of principal during the initial revolving period, after which principal payments are required. Based upon outstanding balances at September 30, 2015, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
TABLE 6
Home Equity Lines of Credit - Revolving Period End Dates
($ in Thousands)

Home Equity Lines of Credit - Revolving Period End Dates		% of Total
Less than 1 year	$4,488	<1%
1 — 3 years	4,218	<1%
3 — 5 years	27,413	3%
5 — 10 years	181,622	21%
Over 10 years	665,832	75%
Total home equity revolving lines of credit	$883,573	100%
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2015, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

TABLE 7
Commercial Loan Maturity Distribution and Interest Rate Sensitivity
($ in Thousands)

	Maturity(1)
September 30, 2015	Within 1 Year(2)	1-5 Years	After 5 Years	Total	% of Total
Commercial and industrial	$4,952,971	$847,987	$284,515	$6,085,473	54%
Commercial real estate - investor	1,211,992	1,831,930	139,430	3,183,352	28%
Commercial real estate - owner occupied	280,683	561,789	124,217	966,689	8%
Real estate construction	783,056	305,801	35,423	1,124,280	10%
Total	$7,228,702	$3,547,507	$583,585	$11,359,794	100%
Fixed rate	$3,276,968	$1,027,564	$271,344	$4,575,876	40%
Floating or adjustable rate	3,951,734	2,519,943	312,241	6,783,918	60%
Total	$7,228,702	$3,547,507	$583,585	$11,359,794	100%
Percent by maturity distribution	64%	31%	5%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the "Within 1 Year" category.

The total commercial loans that were floating or adjustable rate was $6.8 billion (60%) at September 30, 2015. Including the $3.3 billion of fixed rate loans due within one year, 89% of the commercial loan portfolio noted above matures, re-prices, or resets within one year. Of the fixed rate loans due within one year, 93% have an original maturity within one year.
Deposits
TABLE 8
Period End Deposit and Customer Funding Composition
($ in Thousands)

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,657,261	23%	$4,332,171	23%	$4,570,872	23%	$4,505,272	24%	$4,302,454	24%
Savings	1,346,407	6	1,359,478	7	1,337,643	7	1,235,277	7	1,256,567	7
Interest-bearing demand	3,416,429	17	3,576,311	19	3,525,870	18	3,126,854	17	3,637,411	20
Money market	9,516,503	46	8,374,186	43	8,781,206	44	8,324,646	44	7,491,460	41
Brokered CDs	42,689	—	39,760	—	40,699	—	42,556	—	9,242	—
Other time	1,579,106	8	1,587,657	8	1,595,302	8	1,528,899	8	1,504,124	8
Total deposits	$20,558,395	100%	$19,269,563	100%	$19,851,592	100%	$18,763,504	100%	$18,201,258	100%
Customer funding	524,630		433,044		528,572		384,221		493,451
Total deposits and customer funding	$21,083,025		$19,702,607		$20,380,164		$19,147,725		$18,694,709
Network transaction deposits included above in interest-bearing demand and money market	$3,207,867		$2,920,939		$2,900,325		$2,852,943		$2,207,055
Total network transaction deposits and Brokered CDs	3,250,556		2,960,699		2,941,024		2,895,499		2,216,297
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$17,832,469		$16,741,908		$17,439,140		$16,252,226		$16,478,412
Time deposits of $100,000 or more	$511,070		$470,092		$510,977		$457,254		$394,438
Time deposits of more than $250,000	$169,146		$185,273		$188,328		$152,059		$135,101

•
Deposits are the Corporation’s largest source of funds. Selected period-end deposit information is detailed in Table 8. Total deposits increased $2.4 billion (13%) from September 30, 2014, and increased $1.8 billion (10%) from December 31, 2014, primarily in money market accounts.

Allowance for Credit Losses
TABLE 9
Allowance for Credit Losses
($ in Thousands)

	At and For the Nine Months Ended September 30,				At and For the Year Ended December 31,
	2015		2014		2014
Allowance for Loan Losses:
Balance at beginning of period	$266,302		$268,315		$268,315
Provision for loan losses	18,500		8,500		13,000
Charge offs	(39,539)		(35,318)		(44,096)
Recoveries	17,273		24,765		29,083
Net charge offs	(22,266)		(10,553)		(15,013)
Balance at end of period	$262,536		$266,262		$266,302
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900		$21,900		$21,900
Provision for unfunded commitments	(1,000)		2,500		3,000
Balance at end of period	$23,900		$24,400		$24,900
Allowance for credit losses (A)	$286,436		$290,662		$291,202
Provision for credit losses (B)	$17,500		$11,000		$16,000
Net Loan Charge Offs (Recoveries):		(C)		(C)		(C)
Commercial and industrial	$13,280	29	$1,920	5	$3,243	6
Commercial real estate - owner occupied	1,433	19	1,536	19	1,670	16
Lease financing	—	—	23	6	32	6
Commercial and business lending	14,713	28	3,479	7	4,945	8
Commercial real estate - investor	(177)	(1)	(5,335)	(24)	(5,467)	(18)
Real estate construction	(1,378)	(17)	1,258	18	1,142	12
Commercial real estate lending	(1,555)	(5)	(4,077)	(14)	(4,325)	(11)
Total commercial	13,158	16	(598)	(1)	620	1
Home equity revolving lines of credit	1,999	30	3,660	56	4,754	54
Home equity loans junior liens	899	81	2,535	176	2,992	160
Home equity	2,898	38	6,195	78	7,746	73
Installment and credit cards	2,365	73	1,270	41	2,260	53
Residential mortgage	3,845	9	3,686	10	4,387	9
Total consumer	9,108	18	11,151	24	14,393	23
Total net charge offs	$22,266	16	$10,553	8	$15,013	9
Commercial real estate & Real estate construction Net Charge Off Detail:		(C)		(C)		(C)
Multi-family	$39	1	$(6,089)	(83)	$(6,170)	(62)
Non-owner occupied	(216)	(1)	754	5	703	3
Commercial real estate - investor	$(177)	(1)	$(5,335)	(24)	$(5,467)	(18)
1-4 family construction	$(515)	(22)	$(170)	(8)	$(369)	(12)
All other construction	(863)	(16)	1,428	29	1,511	22
Real estate construction	$(1,378)	(17)	$1,258	18	$1,142	12
(A) – Includes the allowance for loan losses and the allowance for unfunded commitments.
(B) – Includes the provision for loan losses and the provision for unfunded commitments.
(C) – Annualized ratio of net charge offs to average loans by loan type in basis points.
Ratios:
Allowance for loan losses to total loans	1.42%		1.55%		1.51%
Allowance for loan losses to net charge offs (annualized)	8.8x		18.9x		17.7x

TABLE 9 (continued)
Allowance for Credit Losses
($ in Thousands)

Quarterly Trends:	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
Allowance for Loan Losses:
Balance at beginning of period	$261,538		$265,268		$266,302		$266,262		$271,851
Provision for loan losses	9,000		5,000		4,500		4,500		(3,000)
Charge offs	(11,732)		(14,537)		(13,270)		(8,778)		(14,850)
Recoveries	3,730		5,807		7,736		4,318		12,261
Net charge offs	(8,002)		(8,730)		(5,534)		(4,460)		(2,589)
Balance at end of period	$262,536		$261,538		$265,268		$266,302		$266,262
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,900		$24,900		$24,900		$24,400		$20,400
Provision for unfunded commitments	(1,000)		—		—		500		4,000
Balance at end of period	$23,900		$24,900		$24,900		$24,900		$24,400
Allowance for credit losses (A)	$286,436		$286,438		$290,168		$291,202		$290,662
Provision for credit losses (B)	$8,000		$5,000		$4,500		$5,000		$1,000
Net Loan Charge Offs (Recoveries):		(C)		(C)		(C)		(C)		(C)
Commercial and industrial	$4,709	31	$3,921	26	$4,650	32	$1,323	9	$572	4
Commercial real estate - owner occupied	(504)	(21)	1,198	48	739	30	134	5	2,210	84
Lease financing	—	—	—	—	—	—	9	7	(6)	(5)
Commercial and business lending	4,205	24	5,119	29	5,389	31	1,466	9	2,776	17
Commercial real estate - investor	496	6	1,856	24	(2,529)	(33)	(132)	(2)	(4,065)	(54)
Real estate construction	38	1	(673)	(26)	(743)	(30)	(116)	(5)	350	14
Commercial real estate lending	534	5	1,183	11	(3,272)	(32)	(248)	(2)	(3,715)	(37)
Total commercial	4,739	17	6,302	22	2,117	8	1,218	4	(939)	(3)
Home equity revolving lines of credit	533	24	246	11	1,220	56	1,094	49	1,098	50
Home equity loans junior liens	358	104	118	32	423	108	457	107	728	159
Home equity	891	35	364	14	1,643	64	1,551	58	1,826	69
Installment and credit cards	810	75	786	73	769	70	990	86	910	78
Residential mortgage	1,562	11	1,278	9	1,005	8	701	5	792	6
Total consumer	3,263	18	2,428	14	3,417	21	3,242	19	3,528	22
Total net charge offs	$8,002	17	$8,730	19	$5,534	13	$4,460	10	$2,589	6
Commercial real estate & Real estate construction Net Charge Off Detail:		(C)		(C)		(C)		(C)		(C)
Multi-family	$35	2	$—	—	$4	—	$(81)	(3)	$(6,022)	(243)
Non-owner occupied	461	8	1,856	34	(2,533)	(48)	(51)	(1)	1,957	38
Commercial real estate - investor	$496	6	$1,856	24	$(2,529)	(33)	$(132)	(2)	$(4,065)	(54)
1-4 family construction	$(31)	(4)	$(280)	(35)	$(204)	(27)	$(199)	(25)	$(53)	(7)
All other construction	69	3	(393)	(22)	(539)	(32)	83	5	403	23
Real estate construction	$38	1	$(673)	(26)	$(743)	(30)	$(116)	(5)	$350	14
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
The methodology used for the allowance for loan losses at September 30, 2015 and December 31, 2014 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loan categories) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation's allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss). Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates the allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. Because each of the criteria used is subject to change, the allocation of the allowance for loan losses is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.
The methodology used for the allowance for unfunded commitments at September 30, 2015 and December 31, 2014 was also generally comparable. The determination of the appropriate level of the allowance for unfunded commitments is based on management's evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan.
At September 30, 2015, the allowance for credit losses was $286 million compared to $291 million at both September 30, 2014, and December 31, 2014. At September 30, 2015, the allowance for loan losses to total loans was 1.42% and covered 178% of nonaccrual loans, compared to 1.55% and 145%, respectively, at September 30, 2014, and 1.51% and 150%, respectively, at December 31, 2014. Tables 9 and 10 provide additional information regarding activity in the allowance for credit losses, impaired loans, and nonperforming assets. See Note 7, “Loans, Allowance for Credit Losses, and Credit Quality,” of the notes to consolidated financial statements for additional allowance for credit losses disclosures.
Management believes the level of allowance for loan losses and allowance for unfunded commitments to be appropriate at September 30, 2015 and December 31, 2014.

Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned

TABLE 10
Nonperforming Assets
($ in Thousands)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Nonperforming assets by type:
Commercial and industrial	$58,421	$64,738	$61,620	$49,663	$51,143
Commercial real estate - owner occupied	13,368	18,821	21,861	25,825	24,340
Lease financing	1,763	1,656	1,720	1,801	1,947
Commercial and business lending	73,552	85,215	85,201	77,289	77,430
Commercial real estate - investor	6,921	6,090	13,742	22,685	25,106
Real estate construction	997	2,906	5,423	5,399	8,187
Commercial real estate lending	7,918	8,996	19,165	28,084	33,293
Total commercial	81,470	94,211	104,366	105,373	110,723
Home equity revolving lines of credit	8,060	8,420	9,171	9,853	10,154
Home equity loans junior liens	5,581	5,356	6,145	6,598	6,443
Home equity	13,641	13,776	15,316	16,451	16,597
Installment and credit cards	386	454	515	613	653
Residential mortgage	51,957	51,920	54,149	54,976	56,165
Total consumer	65,984	66,150	69,980	72,040	73,415
Total nonaccrual loans (“NALs”)	$147,454	$160,361	$174,346	$177,413	$184,138
Commercial real estate owned	$9,242	$9,906	$10,620	$11,699	$10,733
Residential real estate owned	3,788	2,996	3,474	4,111	4,676
Bank properties real estate owned	710	655	832	922	1,431
Other real estate owned (“OREO”)	13,740	13,557	14,926	16,732	16,840
Total nonperforming assets (“NPAs”)	$161,194	$173,918	$189,272	$194,145	$200,978
Commercial real estate & Real estate construction NALs detail:
Multi-family	$2	$40	$423	$2,478	$2,518
Non-owner occupied	6,919	6,050	13,319	20,207	22,588
Commercial real estate - investor	$6,921	$6,090	$13,742	$22,685	$25,106
1-4 family construction	$337	$682	$1,304	$1,262	$1,350
All other construction	660	2,224	4,119	4,137	6,837
Real estate construction	$997	$2,906	$5,423	$5,399	$8,187
Accruing loans past due 90 days or more:
Commercial	$178	$262	$197	$254	$269
Consumer	1,306	1,400	1,518	1,369	1,421
Total accruing loans past due 90 days or more	$1,484	$1,662	$1,715	$1,623	$1,690
Restructured loans (accruing):
Commercial	$55,006	$60,219	$59,738	$68,200	$73,774
Consumer	27,803	30,001	29,079	30,016	30,829
Total restructured loans (accruing)	$82,809	$90,220	$88,817	$98,216	$104,603
Nonaccrual restructured loans (included in nonaccrual loans)	$36,583	$43,699	$53,553	$57,656	$63,314
Ratios:
Nonaccrual loans to total loans	0.80%	0.88%	0.97%	1.01%	1.07%
NPAs to total loans plus OREO	0.87%	0.95%	1.05%	1.10%	1.17%
NPAs to total assets	0.59%	0.64%	0.70%	0.72%	0.78%
Allowance for loan losses to NALs	178.05%	163.09%	152.15%	150.10%	144.60%
Allowance for loan losses to total loans	1.42%	1.43%	1.48%	1.51%	1.55%

Table 10 (continued)
Nonperforming Assets
($ in Thousands)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Loans 30-89 days past due by type:
Commercial and industrial	$2,921	$6,357	$1,717	$14,747	$3,947
Commercial real estate - owner occupied	2,018	1,090	1,849	10,628	2,675
Lease financing	375	—	—	—	—
Commercial and business lending	5,314	7,447	3,566	25,375	6,622
Commercial real estate - investor	1,218	19,843	2,215	1,208	15,869
Real estate construction	373	312	317	984	399
Commercial real estate lending	1,591	20,155	2,532	2,192	16,268
Total commercial	6,905	27,602	6,098	27,567	22,890
Home equity revolving lines of credit	6,142	5,157	7,150	6,725	6,739
Home equity loans junior liens	2,423	1,894	1,905	2,058	2,496
Home equity	8,565	7,051	9,055	8,783	9,235
Installment and credit cards	1,723	1,655	1,818	1,932	1,818
Residential mortgage	4,811	6,602	4,356	4,846	4,734
Total consumer	15,099	15,308	15,229	15,561	15,787
Total loans 30-89 days past due	$22,004	$42,910	$21,327	$43,128	$38,677
Commercial real estate & Real estate construction loans 30-89 days past due detail:
Farmland	$66	$—	$—	$—	$—
Multi-family	114	541	849	687	—
Non-owner occupied	1,038	19,302	1,366	521	15,869
Commercial real estate - investor	$1,218	$19,843	$2,215	$1,208	$15,869
1-4 family construction	$28	$213	$317	$527	$345
All other construction	345	99	—	457	54
Real estate construction	$373	$312	$317	$984	$399
Potential problem loans by type:
Commercial and industrial	$191,941	$125,643	$138,403	$108,522	$133,416
Commercial real estate - owner occupied	41,466	41,997	43,114	48,695	49,008
Lease financing	233	1,385	2,009	2,709	3,787
Commercial and business lending	233,640	169,025	183,526	159,926	186,211
Commercial real estate - investor	23,633	23,543	26,026	24,043	28,474
Real estate construction	2,354	1,327	1,487	1,776	2,227
Commercial real estate lending	25,987	24,870	27,513	25,819	30,701
Total commercial	259,627	193,895	211,039	185,745	216,912
Home equity revolving lines of credit	141	202	247	204	224
Home equity loans junior liens	86	230	711	676	687
Home equity	227	432	958	880	911
Installment and credit cards	—	—	—	2	4
Residential mortgage	3,966	5,341	6,621	3,781	2,166
Total consumer	4,193	5,773	7,579	4,663	3,081
Total potential problem loans	$263,820	$199,668	$218,618	$190,408	$219,993

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
Nonaccrual Loans
Nonaccrual loans are considered one indicator of potential future loan losses. See also Note 7, "Loans, Allowance for Credit Losses, and Credit Quality," of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans was 0.80% at September 30, 2015, compared to 1.07% at September 30, 2014 and 1.01% at December 31, 2014.
Accruing Loans Past Due 90 Days or More
Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at September 30, 2015, were relatively unchanged from both September 30, 2014 and December 31, 2014.
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
Other Real Estate Owned

Other real estate owned was $14 million at September 30, 2015, compared to $17 million at both September 30, 2014 and December 31, 2014, respectively. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
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
The Corporation’s internal liquidity management framework includes measurement of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost-effective access to wholesale funding markets. A downgrade or loss in credit ratings could have an impact on the Corporation’s ability to access wholesale funding at favorable interest rates. In addition to static liquidity measures, the Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. At September 30, 2015, the Corporation was in compliance with its internal liquidity objectives.

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

September 30, 2015
	Moody’s	S&P
Bank short-term	P1	—
Bank long-term	A1	BBB+
Parent Company short-term	P2	—
Parent Company long-term	Baa1	BBB
Outlook	Stable	Stable
The Corporation also has multiple funding sources that could be used to increase liquidity and provide additional financial flexibility. The Parent Company has filed a shelf registration with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies. The Parent Company has also filed a universal shelf registration statement, under which the Parent Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company also has a $200 million commercial paper program, of which, $60 million was outstanding at September 30, 2015. Dividends and service fees from subsidiaries and proceeds from issuance of capital are also funding sources for the Parent Company.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank of Chicago ($2.0 billion of Federal Home Loan Bank advances were outstanding at September 30, 2015). The Bank also has significant excess investment securities collateral and pledged loan capacity which could be utilized to secure additional deposits, repurchase agreements, or Federal Home Loan Bank advances as necessary. The Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.
Investment securities are an important tool to the Corporation’s liquidity objective. As of September 30, 2015, the majority of investment securities were classified as available for sale, with only a portion of municipal securities classified as held to maturity. Of the $6.0 billion investment securities portfolio at September 30, 2015, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.2 billion could be pledged or sold to enhance liquidity, if necessary.
For the nine months ended September 30, 2015, net cash provided by operating activities and financing activities was $239 million and $412 million, respectively, while net cash used in investing activities was $1.3 billion, for a net decrease in cash and cash equivalents of $622 million since year-end 2014. During the first nine months of 2015, loans and investment securities increased $931 million and $207 million, respectively. On the funding side, deposits increased $1.8 billion, while long-term funding decreased $1.3 billion. The Corporation also repurchased $93 million of common stock and paid cash dividends to stockholders of $51 million during the first nine months of 2015.
For the nine months ended September 30, 2014, net cash provided by operating activities and financing activities was $131 million and $1.3 billion, respectively, while net cash used in investing activities was $1.5 billion, for a net decrease in cash and cash equivalents of $128 million since year-end 2013. During the first nine months of 2014, loans increased $1.3 billion and investment securities increased $222 million. On the funding side, deposits increased $934 million and short-term funding increased $689 million, while long-term funding decreased $156 million. The Corporation also repurchased $163 million of common stock and paid cash dividends to stockholders of $47 million during the first nine months of 2014.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our tolerance for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first nine months of 2015.

The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was slightly asset sensitive at September 30, 2015.

MVE and EAR are complementary interest rate risk metrics and should be viewed together. Net interest income and EAR sensitivity capture asset and liability re-pricing mismatches for the first year inclusive of forecast balance sheet changes and are considered shorter term measures, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities and is considered a longer term measure.

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

Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities.

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

TABLE 11
Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months

	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Instantaneous Rate Change	September 30, 2015	September 30, 2015	December 31, 2014	December 31, 2014
100 bp increase in interest rates	1.2%	1.2%	1.6%	2.8%
200 bp increase in interest rates	2.6%	3.0%	3.4%	5.3%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the net interest income simulation analysis. Whereas NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows and derivative cash flows minus the discounted present value of liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At September 30, 2015, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

TABLE 12
Market Value of Equity Sensitivity

Instantaneous Rate Change	September 30, 2015	December 31, 2014
100 bp increase in interest rates	(2.0)%	(1.0)%
200 bp increase in interest rates	(4.4)%	(2.5)%
The increased MVE sensitivity from December 31, 2014 is primarily attributable to being closer to the redemption date of $430 million of senior notes. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, we believe that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates. The net interest income simulation and valuation analyses do not include actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities

TABLE 13
Contractual Obligations and Other Commitments
($ in Thousands)

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$934,250	$388,966	$291,567	$7,012	$1,621,795
Short-term funding	1,022,335	—	—	—	1,022,335
Long-term funding	430,539	32	1,999,776	249,195	2,679,542
Operating leases	10,477	21,061	17,139	25,668	74,345
Commitments to extend credit	3,448,282	2,142,712	1,449,531	68,883	7,109,408
Total	$5,845,883	$2,552,771	$3,758,013	$350,758	$12,507,425

The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2015, is included in Note 11, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 13, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements. See also Note 9, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 13 summarizes significant contractual obligations and other commitments at September 30, 2015, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Capital
Stockholders’ equity at September 30, 2015 was $3.0 billion, up $154 million from December 31, 2014. In June 2015, the Corporation received net proceeds of $63 million from the issuance of 2.6 million depositary shares, each representing a 1/40th interest in a share of 6.125% Non-Cumulative Perpetual Preferred Stock, Series C. Cash dividends of $0.30 per share were paid in the first nine months of 2015 and cash dividends of $0.27 per share were paid in the first nine months of 2014.

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. The capital ratios of the Corporation and its bank subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 14.
During the first nine months of 2015, the Corporation repurchased $93 million, or approximately 5.0 million shares of common stock, at an average cost of $18.73 per share. The Corporation also repurchased $1.3 million, or approximately 50,000 depositary shares, each representing a 1/40th interest in a share of 8.00% Perpetual Preferred Stock, Series B, during the first nine months of 2015. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for additional information on the shares repurchased during the third quarter of 2015. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
In July 2013, the Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency ("OCC") issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Corporation. The rules include a new common equity Tier 1 capital to risk weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016. The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.
The phase-in period for the final rules became effect for the Corporation on January 1, 2015, with full compliance with all of the final rules' requirements phased in over a multi-year schedule, to be fully phased-in by January 1, 2019. As of September 30, 2015, the Corporation's capital levels remained characterized as "well-capitalized" under the new rules.

TABLE 14
Capital Ratios
(In Thousands, except per share data)

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total stockholders’ equity	$2,953,797	$2,904,391	$2,882,138	$2,800,251	$2,869,578
Tangible stockholders’ equity (1)	1,967,975	1,917,683	1,895,112	1,863,646	1,932,198
Tier 1 capital (2)	1,983,612	1,941,694	1,897,390	1,868,059	1,933,923
Common equity Tier 1 (3)	1,865,289	1,825,478	1,837,663	1,808,332	1,872,899
Tangible common equity (1)	1,846,596	1,795,668	1,835,385	1,803,919	1,871,174
Total risk-based capital (2)	2,481,661	2,436,594	2,391,797	2,350,898	2,160,143
Tangible assets (1)	26,481,421	26,198,438	26,081,714	25,885,169	24,716,442
Risk-weighted assets (2)	19,866,379	19,610,281	19,574,457	18,567,647	18,031,157
Market capitalization	2,712,176	3,057,973	2,856,346	2,823,227	2,730,811
Book value per common share	$18.77	$18.44	$18.38	$18.08	$17.92
Tangible book value per common share	12.23	11.90	11.95	11.90	11.94
Cash dividend per common share	0.10	0.10	0.10	0.10	0.09
Stock price at end of period	17.97	20.27	18.60	18.63	17.42
Low closing price for the period	17.17	18.50	16.62	16.75	17.42
High closing price for the period	20.55	20.84	19.07	19.37	18.90
Total stockholders’ equity / assets	10.75%	10.68%	10.65%	10.44%	11.19%
Tangible common equity / tangible assets (1)	6.97%	6.85%	7.04%	6.97%	7.57%
Tangible stockholders’ equity / tangible assets (1)	7.43%	7.32%	7.27%	7.20%	7.82%
Common equity Tier 1 / risk-weighted assets (2,3)	9.39%	9.31%	9.39%	9.74%	10.39%
Tier 1 leverage ratio (2)	7.53%	7.53%	7.39%	7.48%	7.87%
Tier 1 risk-based capital ratio (2)	9.98%	9.90%	9.69%	10.06%	10.73%
Total risk-based capital ratio (2)	12.49%	12.43%	12.22%	12.66%	11.98%
Common shares outstanding (period end)	150,928	150,862	153,567	151,542	156,763
Basic common shares outstanding (average)	148,614	149,903	150,070	151,931	155,925
Diluted common shares outstanding (average)	149,799	151,108	151,164	153,083	156,991
Non-GAAP Financial Measures Reconciliation
Common Equity Tier 1 Reconciliation (3):
Common equity	$2,832,418	$2,782,376	$2,822,411	$2,740,524	$2,808,554
Goodwill & Intangibles, net of deferred tax liabilities (DTLs)	(949,716)	(950,438)	(950,892)	(936,605)	(937,380)
Tangible common equity	1,882,702	1,831,938	1,871,519	1,803,919	1,871,174
Accumulated other comprehensive income (AOCI)	(15,376)	(2,594)	(24,800)	4,850	1,725
Deferred tax assets (DTAs) / Disallowed servicing assets	(2,037)	(3,866)	(9,056)	(437)	—
Common equity Tier 1	$1,865,289	$1,825,478	$1,837,663	$1,808,332	$1,872,899

(1)
The ratios tangible common equity to tangible assets and tangible equity to tangible assets exclude goodwill and other intangible assets, which is a non-GAAP financial measure. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. See Note 8 for additional information on goodwill, core deposit intangibles, and other intangibles.

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

TABLE 15
Selected Quarterly Information
($ in Thousands)

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Summary of Operations:
Net interest income	$170,509	$166,488	$167,813	$174,661	$172,630
Provision for credit losses	8,000	5,000	4,500	5,000	1,000
Noninterest income
Trust service fees	12,273	12,515	12,087	12,457	12,218
Service charges on deposit accounts	17,385	15,703	15,806	17,006	17,961
Card-based and other nondeposit fees	12,618	13,597	12,416	12,019	12,407
Insurance commissions	17,561	20,077	19,728	10,593	7,860
Brokerage and annuity commissions	3,809	4,192	3,683	3,496	4,040
Total core fee-based revenue	63,646	66,084	63,720	55,571	54,486
Mortgage banking, net	6,643	9,941	7,408	2,928	6,669
Capital market fees, net	2,170	2,692	2,467	2,613	2,939
Bank owned life insurance income	2,448	2,381	2,875	2,739	3,506
Asset gains, net	95	1,893	1,096	3,727	4,934
Investment securities gains, net	2,796	1,242	—	25	57
Other	2,118	2,288	2,510	2,040	2,317
Total noninterest income	79,916	86,521	80,076	69,643	74,908
Noninterest expense
Personnel expense	101,134	102,986	100,152	97,258	97,650
Occupancy	14,187	14,308	17,683	14,589	13,743
Equipment	6,003	5,739	5,772	6,148	6,133
Technology	14,748	16,354	15,558	14,581	13,573
Business development and advertising	5,964	6,829	5,327	8,538	7,467
Other intangible amortization	885	888	801	775	990
Loan expense	3,305	3,681	2,996	3,646	3,813
Legal and professional fees	4,207	4,344	4,538	4,257	4,604
Foreclosure / OREO expense	496	1,303	1,425	1,168	2,083
FDIC expense	6,000	6,000	6,500	6,956	6,859
Other	14,507	14,384	13,503	13,889	14,938
Total noninterest expense	171,436	176,816	174,255	171,805	171,853
Income tax expense	21,551	21,793	22,462	18,761	24,478
Net income	49,438	49,400	46,672	48,738	50,207
Preferred stock dividends	2,184	1,545	1,228	1,225	1,255
Net income available to common equity	$47,254	$47,855	$45,444	$47,513	$48,952
Taxable equivalent net interest income	$175,596	$171,402	$172,919	$179,631	$177,568
Net interest margin	2.82%	2.83%	2.89%	3.04%	3.06%
Effective tax rate	30.36%	30.61%	32.49%	27.79%	32.77%
Average Balances:
Assets	$27,280,076	$26,732,074	$26,606,925	$25,880,765	$25,472,052
Earning assets	24,834,014	24,266,367	24,148,026	23,492,497	23,096,717
Interest-bearing liabilities	19,549,235	19,315,103	19,168,979	18,452,797	18,158,989
Loans	18,452,749	18,188,305	17,815,115	17,387,255	17,140,961
Deposits	20,293,599	19,626,210	19,055,196	18,532,419	17,873,378
Short and long-term funding	3,829,476	3,979,460	4,440,340	4,287,409	4,525,265
Stockholders’ equity	$2,919,276	$2,874,661	$2,844,729	$2,832,337	$2,876,079

Comparable Third Quarter Results
The Corporation recorded net income of $49 million for the third quarter of 2015, compared to net income of $50 million for the third quarter of 2014. Net income available to common equity was $47 million for the third quarter of 2015, or net income of $0.31 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2014, was $49 million, or net income of $0.31 for both basic and diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for the third quarter of 2015 was $176 million, $2 million lower than the third quarter of 2014 (see Table 2). Changes in the rate environment decreased net interest income by $15 million while changes in the balance sheet volume and mix increased taxable equivalent net interest income by $13 million. The Federal funds target rate was unchanged for both quarters. The net interest margin between the comparable quarters was down 24 bp, to 2.82% in the third quarter of 2015. Average earning assets increased $1.7 billion to $24.8 billion in the third quarter of 2015, with average loans up $1.3 billion (predominantly in commercial loans and residential mortgages). On the funding side, average interest-bearing deposits were up $2.1 billion (primarily money market deposits), while average short and long-term funding was down $696 million primarily due to decreases in short and long-term FHLB advances partially offset by increases due to the issuance of long-term senior and subordinated notes in late 2014.
Nonaccrual loans declined to $147 million (0.80% of total loans) at September 30, 2015, compared to $184 million (1.07% of total loans) at September 30, 2014 (see Table 10). Compared to the third quarter of 2014, potential problem loans were up 20% to $264 million. The provision for credit losses was $8 million for the third quarter of 2015, up $7 million compared to the third quarter of 2014 (see Table 9). Annualized net charge offs represented 0.17% of average loans for the third quarter of 2015 compared to 0.06% for the third quarter of 2014. The allowance for loan losses to loans at September 30, 2015 was 1.42%, compared to 1.55% at September 30, 2014. See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the third quarter of 2015 increased $5 million (7%) to $80 million versus the third quarter of 2014. Core fee-based revenue increased $9 million primarily in insurance commissions attributable to the acquisition of Ahmann & Martin Co. (See Note 2, "Acquisition" of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition.) Net investment securities gains increased $3 million, primarily due to the continued restructuring of the investment portfolio. (See Note 6, "Investment Securities" of the notes to consolidated financial statements for additional information on the investment securities portfolio restructuring.) Partially offsetting these favorable variances were decreases of $5 million in net asset gains due to two corporate real estate gains during the third quarter of 2014, and a $1 million decrease in BOLI income due to death benefits received in the third quarter of 2014.
On a comparable quarter basis, noninterest expense was relatively unchanged at $171 million. Personnel expense increased $3 million compared to the third quarter of 2014, primarily attributable to the acquisition of Ahmann & Martin Co. Technology increased $1 million as we continue to invest in solutions that will drive operational efficiency. Business development and advertising decreased $2 million due to the timing of brand advertising campaigns, while foreclosure / OREO expense was down $2 million versus the comparable quarter in 2014 as credit quality continues to improve and foreclosures trend down.
The Corporation recognized income tax expense of $22 million for the third quarter of 2015, compared to income tax expense of $24 million for third quarter of 2014. The effective tax rate was 30.36% and 32.77% for the third quarter of 2015 and 2014, respectively.
Sequential Quarter Results
The Corporation recorded net income of $49 million for both the third quarter of 2015 and the second quarter of 2015. Net income available to common equity was $47 million for the third quarter of 2015 or net income of $0.31 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2015, was $48 million, or net income of $0.32 for basic earnings per common share and $0.31 for diluted earnings per common share (see Table 1).
Taxable equivalent net interest income for third quarter of 2015 was $176 million, $4 million higher than the second quarter of 2015 due to a $4 million increase in net interest income from changes in the balance sheet volume and mix, a $1 million increase in net interest income related to the day count difference between the quarters, and a $1 million decrease in net interest income from changes in the rate environment and product pricing. The Federal funds target rate was unchanged for both quarters. The net interest margin in the third quarter of 2015 was down 1 bp, to 2.82%. Average earning assets increased $568 million to $24.8 billion in the third quarter of 2015, with average loans up $264 million and average investments and other short-term investments up $304 million (primarily in mortgage related and municipal securities). On the funding side, average interest-bearing deposits were up $384 million (primarily money market deposits) and noninterest bearing demand deposits were up $283 million, while average short and long-term funding was down $150 million (primarily FHLB advances).

Nonaccrual loans were $147 million (0.80% of total loans) at September 30, 2015, compared to $160 million (0.88% of total loans) at June 30, 2015 (see Table 10). Potential problem loans increased to $264 million, up $64 million from the second quarter of 2015. The provision for credit losses for the third quarter of 2015 was $8 million, up $3 million from second quarter of 2015 (see Table 9). Annualized net charge offs represented 0.17% of average loans for the third quarter of 2015 compared to 0.19% for the of 2015. The allowance for loan losses to loans at September 30, 2015 was 1.42%, compared to 1.43% at June 30, 2015 (see Table 10). See discussion under sections, “Provision for Credit Losses,” “Allowance for Credit Losses,” and “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned.”
Noninterest income for the third quarter of 2015 decreased $7 million (8%) to $80 million versus the second quarter of 2015. Core fee-based revenue decreased $2 million (4%) from the second quarter of 2015, primarily due to seasonally lower insurance commissions. Net mortgage banking income was $7 million, down $3 million from the second quarter of 2015, primarily driven by a $5 million net change in the quarter end mark-to-market of the residential mortgage pipeline due to interest rate movements.
On a sequential quarter basis, noninterest expense decreased $5 million (3%) to $171 million. Personnel expense was $101 million for the third quarter of 2015, down $2 million (2%) from the second quarter of 2015 primarily due to lower severance expense. Technology decreased $2 million from the second quarter related to the completion of several projects. All remaining noninterest expense categories on a combined basis were down $2 million (3%) compared to second quarter of 2015.
For both the third and second quarter of 2015, the Corporation recognized income tax expense of $22 million. The effective tax rate was 30.36% and 30.61% for the third quarter of 2015 and the second quarter of 2015, respectively.
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
Year to Date Segment Review
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $85 million for the first nine months of 2015, up $11 million compared to $74 million for the first nine months of 2014. Segment revenue increased $9 million to $266 million for the first nine months of 2015 compared to $257 million for the first nine months of 2014 primarily due to growth in average loan balances, partially offset by lower spreads on loan products. The credit provision decreased $7 million to $30 million during the first nine months of 2015 due to improvement in the loan credit quality. Average loan balances were $9.4 billion for the first nine months of 2015, up $441 million from the first nine months of 2014. Average deposit balances were $5.7 billion for the first nine months of 2015, up $602 million from the first nine months of 2014. Average allocated capital increased $200 million to $967 million for the first nine months of 2015 reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $49 million for the first nine months of 2015, up $27 million compared to $22 million in the first nine months of 2014. Segment revenue increased $66 million to $462 million for the first nine months of 2015, primarily due to higher insurance commissions from the Ahmann & Martin Co. acquisition, higher mortgage banking income as well as changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision for loans increased to $20 million for the first nine months of 2015 due to loan growth, partially offset by improving credit quality. Total noninterest expense increased $20 million to $366 million for the first nine months of 2015, primarily due to the Ahmann & Martin Co. acquisition. Average loan balances were $8.7 billion for the first nine months of 2015, up $1.1 billion from the first nine months of 2014. Average deposits were $10.8 billion for the first nine months of 2015, up $914 million from the first nine months of 2014. Average allocated capital increased to $640 million for the first nine months of 2015 reflecting the increase in the segment's loan balances.
The Risk Management and Shared Services segment had net income of $11 million in the first nine months of 2015, down $35 million compared to $46 million for the first nine months of 2014. The decrease was due to a $45 million decrease in net interest income related to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer, and Business segments. Average earning asset balances were $6.3 billion for the first nine months of 2015, up $393 million from an average balance of $5.9 billion for the first nine months of 2014, primarily in investment securities. Average deposits were $3.1 billion for the first nine months of 2015, up $799 million from the first nine months of 2014. Average allocated capital decreased to $214 million for the first nine months of 2015.
Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $27 million for the third quarter of 2015, up $1 million compared to $26 million for the comparable quarter in 2014. Segment revenue increased $5 million compared to the third quarter of 2014 primarily due to growth in average loan balances, partially offset by lower spreads on loan products. Total noninterest expense increased $2 million to $37 million for the third quarter of 2015, primarily due to an increase in personnel expense. Average loan balances were $9.5 billion for the third quarter of 2015, up $717 million from an average balance of $8.8 billion for the third quarter of 2014. Average deposit balances were $6.0 billion for the third quarter of 2015, up $952 million from the comparable quarter of 2014. Average allocated capital increased to $988 million for the third quarter of 2015 reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business Banking segment had net income of $16 million for the third quarter of 2015 compared to $5 million in the comparable quarter of 2014. Segment revenue increased $16 million to $153 million for the third quarter of 2015 primarily due to higher insurance commissions from the Ahmann & Martin Co. acquisition as well as changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision for loans decreased to $6 million for the third quarter of 2015, due to improvement in the loan credit quality. Average loan balances were $8.9 billion for the third quarter of 2015, up $607 million from the comparable quarter of 2014. Average deposits were $11.0 billion for the third quarter of 2015, up $632 million from average deposits of $10.3 billion for the comparable quarter of 2014. Average allocated capital increased to $633 million for the third quarter of 2015 reflecting the increase in the segment's loan balances.
The Risk Management and Shared Services segment had net income of $6 million for the third quarter of 2015, down $14 million compared to $20 million for the comparable quarter in 2014. The decrease was primarily due to a $14 million decrease in net interest income related to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer and Business segments. Average earning asset balances were $6.4 billion for the third quarter of 2015, up $417 million compared to the third quarter of 2014, primarily in investment securities. Average deposits were $3.3 billion for the third quarter of 2015, up $837 million versus the comparable quarter of 2014. Average allocated capital decreased to $216 million in the third quarter of 2015.
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
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at September 30, 2015 (holding all other factors unchanged), if refinance interest rates were to decrease 50 basis points (bp), the estimated value of the mortgage servicing rights asset would have been approximately $10 million (or 15%) lower. Conversely, if refinance interest rates were to increase 50 bp, the estimated fair value of the mortgage servicing rights asset would have been approximately $8 million (or 12%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $1 million at September 30, 2015. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing rights asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, “Goodwill and Other Intangible Assets,” of the notes to consolidated financial statements and section “Noninterest Income.”
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
In September 2015, the FASB issued an amendment to simplify the accounting for measurement adjustments to prior business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The aquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
In April 2015, the FASB issued an amendment to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB expanded this amendment to include SEC staff views related to debt issuance costs associated with line-of-credit arrangements.The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities should apply the amendment retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment was originally effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods); however, in July 2015, the FASB approved a one year deferral of the effective date to December 15, 2017. Early application is not permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
Recent Developments
On October 20, 2015, the Board of Directors declared a regular quarterly cash dividend of $0.11 per common share, payable on December 15, 2015, to shareholders of record at the close of business on December 1, 2015. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Perpetual Preferred Stock and a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Perpetual Preferred Stock payable on December 15, 2015, to shareholders of record at the close of business on December 1, 2015. These cash dividends have not been reflected in the accompanying consolidated financial statements.

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
As of September 30, 2015, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
A variety of consumer products, including the legacy debt protection and identity protection products referred to above, and mortgage and deposit products, and certain fees and charges related to such products, have come under increased regulatory scrutiny. It is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation and the Bank in regard to these consumer products. The Bank could also determine of its own accord, or be required by regulators, to refund or otherwise make remediation payments to customers in connection with these products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such matters.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock and depositary share purchases during the third quarter of 2015. For a discussion of the Corporation's common stock and depositary share purchases, see section “Capital” included under Part I Item 2 of this document.
Common Stock Purchases:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan (b)
July 1, 2015 - July 31, 2015	—	$—	—	—
August 1, 2015 - August 31, 2015	—	—	—	—
September 1, 2015 - September 30, 2015	—	—	—	—
Total	—	$—	—	—

(a)
During the third quarter of 2015, the Corporation repurchased approximately 28,000 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $108 million remained available to repurchase as of September 30, 2015. Using the closing stock price on September 30, 2015 of $17.97, a total of approximately 6.0 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of September 30, 2015.

Series B Preferred Stock Depositary Share Purchases:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plan (a)
July 1, 2015 - July 31, 2015	14,615	$26.71	14,615	—
August 1, 2015 - August 31, 2015	7,236	26.85	7,236	—
September 1, 2015 - September 30, 2015	—	—	—	—
Total	21,851	$26.75	21,851	171,403

(a)
In 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). During 2013, the Board of Directors authorized the repurchase of up to $10 million of the Series B Preferred Stock. As of September 30, 2015, approximately $5 million remained available under this repurchase authorization. Using the average price paid per depositary share in the third quarter of 2015, approximately 171,000 shares remained available to be repurchased under the previously approved Board authorization as of September 30, 2015.

Series C Preferred Stock Depositary Share Purchases:

In June 2015, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Series C Preferred Stock. As of September 30, 2015, $10 million remained available under this repurchase authorization as the Corporation has not repurchased any of the Series C Preferred Stock under this authorization.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: October 30, 2015	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: October 30, 2015	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer