Form 10-K
period 2015-12-31
ASSOCIATED BANC-CORP
filed 2016-02-05
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share
Depositary Shares, each representing a 1/40th interest
in a share of 8.00% Perpetual Preferred Stock, Series B
Depositary Shares, each representing a 1/40th interest in a
 share of 6.125% Non-Cumulative Perpetual Preferred Stock, Series C
Warrants to purchase shares of Common Stock of
Associated Banc-Corp
The New York Stock Exchange The New York Stock Exchange The New York Stock Exchange NYSE MKT
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
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
Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No  ☑
As of June 30, 2015, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,022,670,000. This excludes approximately $35,309,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $67,796,000 of market value representing 2.22% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of February 3, 2016, 149,705,825 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document: Proxy Statement for Annual Meeting of Shareholders on April 26, 2016	Part of Form 10-K Into Which Portions of Documents are Incorporated: Part III

ASSOCIATED BANC-CORP
2015 FORM 10-K TABLE OF CONTENTS

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
General
Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” or “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our bank subsidiary, Associated Bank, National Association (“Associated Bank” or the “Bank”) traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to acquire three banks. At December 31, 2015, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 10 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2015, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50, publicly traded, bank holding companies headquartered in the U.S.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through over 200 banking offices serving more than 100 communities, primarily within our three state branch footprint (Wisconsin, Illinois, and Minnesota). Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management

and Shared Services. See Note 21, “Segment Reporting,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information concerning our reportable segments.
Corporate and Commercial Specialty — The Corporate and Commercial Specialty segment serves a wide range of customers, including larger businesses, developers, not-for-profits, municipalities, and financial institutions. In serving this segment, we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, commercial real estate financing, construction loans, letters of credit, leasing, asset based lending and, for our larger clients, loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions, and information services; and (3) specialized financial services such as interest rate risk management, foreign exchange solutions, and commodity hedging.
Community, Consumer, and Business — The Community, Consumer, and Business segment serves individuals, as well as small and mid-size businesses. In serving this segment, we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various Consumer Banking, Community Banking, and Private Client units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; investment advisory services; trust and investment management accounts; (4) insurance and benefits-related products and services; and (5) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management.
Risk Management and Shared Services — The Risk Management and Shared Services segment includes Corporate Risk Management, Credit Administration, Finance, Treasury, Operations and Technology, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long-term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio, and capital includes both allocated and any remaining unallocated capital.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Employees
At December 31, 2015, we had 4,383 full-time equivalent employees. None of our employees are represented by unions.
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
Supervision and Regulation
Overview
The Corporation and its banking and nonbanking subsidiaries are subject to extensive regulation and oversight both at the federal and state levels. The following is an overview of the statutory and regulatory framework that affects the business of the Corporation and our subsidiaries.

Bank Holding Company Act Requirements
As a registered bank holding company under the BHC Act, we are regulated, supervised, and examined by the Federal Reserve. In connection with applicable requirements, bank holding companies file periodic reports and other information with the Federal Reserve. The BHC Act also governs the activities that are permissible for bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their nonbanking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and longstanding Federal Reserve policy, bank holding companies are required to act as a source of financial strength to each of their banking subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do. The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.
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
The Dodd-Frank Act
The Dodd-Frank Act, enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”); provided for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 regulatory capital; required that deposit insurance assessments be calculated based on an insured depository institution’s assets rather than its insured deposits; raised the minimum Designated Reserve Ratio (the balance in the Deposit Insurance Fund (“DIF”) divided by estimated insured deposits) to 1.35%; established a comprehensive regulatory regime for the derivatives activities of financial institutions; prohibited banking entities, after a transition period, from engaging in certain types of proprietary trading, as well as having investments in, sponsoring, and maintaining certain types of relationships with hedge funds and private equity funds (through provisions commonly referred to as the “Volcker Rule”); placed limitations on the interchange fees charged for debit card transactions; and established new minimum mortgage underwriting standards for residential mortgages. Pursuant to the Dodd-Frank Act, the Federal Deposit Insurance Corporation (the “FDIC”) has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on the Corporation’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See the “Risk Factors” section for a more extensive discussion of this topic.
Regulation of Associated Bank and Trust Company
Associated Bank and our nationally chartered trust company subsidiary are regulated, supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has primary supervisory and regulatory authority over the operations of the Corporation’s national bank and trust company subsidiaries. As part of this authority, the national bank and trust company subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. We are subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Associated Bank. The Dodd-Frank Act weakens the federal preemption available for national banks and gives broader rights to state attorneys general to enforce certain federal consumer protection laws.

Banking Acquisitions
We are required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act. See the "Risk Factors" section for a more extensive discussion of this topic.
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
Capital and Stress Testing Requirements
Capital Requirements
We are subject to various regulatory capital requirements both at the Parent Company and at the Bank level administered by the Federal Reserve and the OCC, respectively. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are also subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors. We have consistently maintained regulatory capital ratios at or above the well capitalized standards.
In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules implemented certain provisions of the Dodd-Frank Act and a separate international framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity, generally referred to as “Basel III.” The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

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

•
implement a new capital conservation buffer of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% Common Equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016. This buffer is generally required to make capital distributions and pay executive bonuses.

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

The final rules required that trust preferred securities were phased out from Tier 1 capital by the end of 2015, although for a banking organization, such as the Parent Company that has greater than $15 billion in total consolidated assets but is not an “advanced approaches banking organization,” the final rules permit inclusion of trust preferred securities issued prior to May 19, 2010 in Tier 2 capital regardless of whether they would otherwise meet the qualifications for Tier 2 capital treatment.
Under the final rules, compliance was required beginning January 1, 2015 for most banking organizations, including the Parent Company and Associated Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. We believe we will continue to exceed all estimated well-capitalized regulatory requirements under these new rules on a fully phased-in basis. For further detail on capital and capital ratios see discussion under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” sections, “Liquidity” and “Capital,” and under Part II, Item 8, Note 19, “Regulatory Matters,” of the notes to consolidated financial statements.
Capital Planning and Stress Testing Requirements
On October 12, 2012, the federal bank regulatory agencies published final rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. Under the rules, we are required to conduct annual company-run stress tests using different scenarios (baseline, adverse and severely adverse) provided annually by the Federal Reserve and the OCC, the primary federal regulator for the Bank. The stress test is designed to assess the potential impact of different scenarios on earnings, losses and capital over a set time period, with consideration given to certain factors, including the organization’s condition, risks, exposures, strategies and activities. The banking agencies have issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance outlines four “high-level” principles for stress testing practices that regulators expect banking organizations to include in their stress testing framework. In particular, the stress testing framework should (i) include activities and exercises that are tailored to and sufficiently capture the banking organization’s exposures, activities and risks, (ii) employ multiple conceptually sound stress testing activities and approaches, (iii) be forward-looking and flexible, and (iv) be clear, actionable, well-supported, and used in the decision-making process.
Under the original stress-testing cycle in the final rules, banking organizations with total consolidated assets of $10 billion to $50 billion were required to conduct stress tests using data as of September 30, and report the results to their primary federal regulator and the Federal Reserve by March 31 of the following year. Banking organizations were required to subsequently publish a summary of the results between June 15 and June 30 of each year. We timely submitted our stress test report to the OCC and Federal Reserve before its required due date of March 31, 2015, and a summary of the results was publicly disclosed on June 15, 2015, as required by the final rules.
Beginning in 2016, the dates of the stress-testing cycle have shifted. Banking organizations with total consolidated assets of $10 billion to $50 billion will be required to report the results of the stress test by July 31 of each year, using data as of December 31 of the preceding year, and subsequently publish a summary of the results between October 15 and October 31. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact our net income and our return on equity.
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
The federal banking agencies are required to take action to restrict the activities of an “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” insured depository institution. Any such bank must submit a capital restoration plan that is guaranteed by the parent holding company. Until such plan is approved, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.
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
Finally, bank regulatory agencies have the ability to impose higher than normal capital requirements known as individual minimum capital requirements for institutions with a high-risk profile.
At December 31, 2015, the Bank satisfied the requirements as “well capitalized”. The imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019. The Corporation’s combined assessment rate for FDIC and FICO assessments was approximately 11bp for 2015.

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
Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Parent Company and Associated Bank. The Final Rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve granted an extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. The Corporation has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.
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

Ability-to-Repay and Qualified Mortgage Rule
Under Regulation Z as implemented by the Truth in Lending Act, as amended effective January 10, 2014, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance. The Corporation is predominantly an originator of compliant qualified mortgages.
Other Banking Regulations
The Bank is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.
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

Our principal internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing or e-mailing us using the following information: Associated Banc-Corp, Attn: Investor Relations, 433 Main Street, Green Bay, WI 54301; or e-mail to shareholders@associatedbank.com. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, committee charters for standing committees of the Board and other governance documents are all available on our website, www.associatedbank.com, "About Us," "Investor Relations," "Governance Documents." We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

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
We are subject to lending concentration risks.    As of December 31, 2015, approximately 61% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, “commercial loans”). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
We may be adversely affected by continued declines in oil prices. The recent increase in global oil supply, along with other factors, has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S.-based oil producers and others in the Oil and Gas industry. As of December 31, 2015, our oil and gas loan exposure was $1 billion of commitments with $752 million outstanding, representing approximately 4% of our loan portfolio. The Oil and Gas portfolio was comprised of approximately fifty credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by a continued severe and prolonged downturn in oil and gas prices. The allowance related to this portfolio was 5.6% at year-end, compared to 3.8% for the period ended September 30, 2015, and 2.3% at December 31, 2014. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations. A prolonged period of low oil prices could also have a negative impact on the U.S. economy as a whole, and could, in turn, also have a material adverse effect on our business, financial condition and results of operations.
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
Liquidity and Interest Rate Risks
Liquidity is essential to our businesses.    The Corporation requires liquidity to meet its deposit and debt obligations as they come due. Access to liquidity could be impaired by an inability to access the capital markets or unforeseen outflows of deposits. Risk factors that could impair our ability to access capital markets include a downturn in our Midwest markets, difficult credit markets, credit rating downgrades, or regulatory actions against the Corporation. The Corporation’s access to deposits can be impacted by the liquidity needs of our customers as a substantial portion of the Corporation’s liabilities are demand while a substantial portion of the Corporation’s assets are loans that cannot be sold in the same timeframe. Historically, the Corporation has been able to meet its cash flow needs as necessary. If a sufficiently large number of depositors sought to withdraw their deposits for whatever reason, the Corporation may be unable to obtain the necessary funding at favorable terms.
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
Changes in interest rates could reduce the value of our investment securities holdings.    The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2015 was $6.1 billion and the estimated duration of the aggregate portfolio was approximately 4.1 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s investment securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $248 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $250 million.
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
When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. As the likelihood of prepayment increases, the fair value of our residential mortgage-related securities and MSRs can decrease. Each quarter we evaluate our residential mortgage-related securities and MSRs for impairment. If temporary impairment exists, we establish a valuation allowance for the MSRs through a charge to earnings for the amount the carrying amount exceeds fair value. We also evaluate our MSRs for other-than-temporary impairment. If we determine that other-than-temporary impairment exists, we will recognize a direct write-down of the carrying value of the MSRs.
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
Information security risks for financial institutions like us have increased recently in part because of new technologies, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.
We also face risks related to cyber-attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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

The potential for business interruption exists throughout our organization.    Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support , as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.    Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2015, the annual impairment test conducted in May indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2015, we had goodwill of $969 million, representing approximately 33% of stockholders’ equity.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. At December 31, 2015, net deferred tax assets were approximately $41 million.
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
The earnings of financial services companies are significantly affected by general business and economic conditions.    Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
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

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:

•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, and with integrating acquired businesses, resulting in the diversion of resources from the operation of our existing businesses;

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

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write-downs or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition, and results of operations.
In addition, we face significant competition from other financial services institutions, some of which may have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive opportunities may not be available to us and there can be no assurance that we will be successful in identifying or completing future acquisitions.
Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.    Acquisitions by the Corporation, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, “regulatory approvals”). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Corporation has, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act (CRA) issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
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

Legal, Regulatory, Compliance and Reputational Risks
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
The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.    In the wake of the mortgage crisis of the last few years, federal and state banking regulators are closely examining the mortgage and mortgage servicing activities of depository financial institutions. Should any of these regulators have serious concerns with respect to our operations in this regard, the effect of such concerns could have a material adverse effect on our growth strategy and profitability.
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

In addition, the exercise of the common stock warrants originally issued to the U.S. Department of the Treasury (the “UST”) under TARP, which have been sold by the UST in a public offering, would dilute the ownership interest of our existing shareholders. See also Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information on these common stock warrants.
We may reduce or eliminate dividends on our common stock.    Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends. Downturns in the domestic and global economies could cause our board of directors to consider, among other things, the elimination of dividends paid on our common stock. This could adversely affect the market price of our common stock. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. Dividends also may be limited as a result of safety and soundness considerations.
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

In 2015, noteworthy owned property activity included the sale of 9 vacant banking facilities; sale of 4 non-banking facilities, namely land and a storage facility; one site acquisition of a previous land lease; and the sale of one large banking and office facility in La Crosse, Wisconsin of approximately 54,000 square feet that will be replaced by a smaller 8,300 square feet facility in 2016.  Noteworthy leased property activity included 24 new leases or renewals; 10 new tenant leases or renewals; and 23 terminations of income or expense leases.
At December 31, 2015, our bank subsidiary occupied over 200 banking locations serving more than 100 different communities within Illinois, Minnesota and Wisconsin. The main office of Associated Bank, National Association, at 200 North Adams Street in Green Bay, Wisconsin, is owned. Most banking offices are freestanding buildings that provide adequate customer parking, including drive-through accommodations of various numbers and types for customer convenience which are mostly owned. Some banking offices are in office towers and supermarket locations which are generally leased. At December 31, 2015, we owned approximately 77% of our total property portfolio, based on square footage, and leased the remainder.

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
Two complaints were filed against the Bank on January 11, 2016 in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division in connection with the In re: World Marketing Chicago, LLC, et al Chapter 11 bankruptcy proceeding. In the first complaint, The Official Committee of Unsecured Creditors of World Marketing Chicago, LLC, et al v. Associated Bank, N.A., the plaintiff seeks to avoid guarantees and pledges of collateral given by the debtors to secure a revolving financing commitment of $6 million to the debtors’ parent company from the Bank. The plaintiff alleges a variety of legal theories under federal and state law, including fraudulent conveyance, preferential transfer and conversion, in support of its position. The plaintiff seeks return of approximately $4 million paid to the Bank and the avoidance of the security interest in the collateral securing the remaining approximately $1 million of indebtedness to the Bank. The Bank intends to vigorously defend this lawsuit. In the second complaint, American Funds Service Company v. Associated Bank, N.A., the plaintiff alleges that approximately $600,000 of funds it had advanced to the World Marketing entities to apply towards future postage fees was swept by the Bank from World Marketing’s bank accounts. Plaintiff seeks the return of such funds from the Bank under several theories, including Sec. 541(d) of the Bankruptcy Code, the creation of a resulting trust, and unjust enrichment. The Bank intends to vigorously defend this lawsuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time with respect to these two lawsuits.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT THE EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 1, 2016.
Philip B. Flynn - Age: 58
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
William M. Bohn - Age: 49
William M. Bohn has been Executive Vice President, Head of Private Client and Institutional Services, of Associated and Associated Bank, National Association since July 2014. Mr. Bohn also serves as Chairman of the Board of Associated Financial Group, LLC, and Associated Investment Services, Inc., and Chief Executive Officer of Associated Trust Company, N.A. He joined Associated in 1997 and most recently served as President and Chief Executive Officer of Associated Financial Group from 2004-2015.
Christopher J. Del Moral-Niles - Age: 45
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
Patrick J. Derpinghaus - Age: 60
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
Judith M. Docter - Age: 54
Judith M. Docter has been Executive Vice President, Chief Human Resources Officer, of Associated and Associated Bank, National Association since November 2005. Ms. Docter was Senior Vice President, Director of Organizational Development, for Associated from May 2002 to November 2005. From March 1992 to May 2002, she served as Director of Human Resources for Associated Bank, National Association, Fox Valley Region and Wealth Management.
Randall J. Erickson - Age: 56
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
Breck Hanson - Age: 67
Breck Hanson has been Vice Chairman of Associated Bank, National Association since January 2016. He was previously the Executive Vice President, Head of Commercial Real Estate and Chicago Market President, of Associated and Associated Bank,

National Association from October 2010 to January 2016. He is also a director of Associated Banc-Corp Foundation. He has more than 35 years of banking experience, including over 30 years of leadership responsibility within the CRE segment. Most recently, he was Executive Vice President, Commercial Real Estate with Bank of America, where he was responsible for all levels of business in the Midwest Commercial Real Estate Group, which included 370 employees and 7 CRE business lines. He spent over two decades in CRE leadership roles with LaSalle Bank prior to its merger with Bank of America.
Arthur G. Heise - Age: 67
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
Scott S. Hickey - Age: 60
Scott S. Hickey has been Executive Vice President, Chief Credit Officer, of Associated and Associated Bank, National Association since October 2008. He was with U.S. Bank from 1985 to 2008, and served as Chief Approval Officer from 2002 to 2008.
Timothy J. Lau - Age: 53
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
Christopher C. Piotrowski - Age: 41
Christopher C. Piotrowski has been Executive Vice President, Chief Marketing Officer of Associated since December of 2014. Prior to joining Associated, he was previously a Senior Director of Marketing at S.C. Johnson & Son, Inc. since 2009.
Paul G. Schmidt - Age: 53
Paul Schmidt has been Executive Vice President, Head of Commercial Real Estate, of Associated and Associated Bank, National Association since January 2016. He joined Associated in May 2015 as Executive Vice President of Commercial Real Estate. He was named Deputy Head of Commercial Real Estate in September 2015. Schmidt brings more than 31 years of banking experience to Associated Bank. Most recently, he held the position of Executive Vice President, Division Manager, Commercial Real Estate at Wells Fargo.
David L. Stein - Age: 52
David L. Stein is Executive Vice President, Head of Consumer and Commercial Banking of Associated and Associated Bank, National Association. He is a director of Associated Investment Services, Inc., Associated Financial Group, LLC, and Associated Banc-Corp Foundation. He was the President of the Southwest Region of Associated Bank, National Association, from January 2005 until June 2007. He held various positions with J.P. Morgan Chase & Co., and one of its predecessors, Bank One Corporation, from 1989 until joining Associated in 2005.
John A. Utz - Age: 47
John A. Utz has been Executive Vice President, Head of Corporate Banking and Milwaukee Market President, of Associated and Associated Bank, National Association since September 2015. He joined Associated in March 2010 with upwards of 20 years of banking experience, having previously served as President of Union Bank’s UnionBanCal Equities and head of its Capital Markets division from September 2007 to March 2010, and as head of the National Banking and Asset Management teams from October 2002 to September 2007.
James Yee - Age: 63
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
Information in response to this item is incorporated by reference to the discussion of dividend restrictions under Part I, Item 1, "Business - Holding Company Dividends," and in Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements included under Part II, Item 8 of this report. The Corporation’s common stock is traded on the New York Stock Exchange under the symbol ASB.
The number of shareholders of record of the Corporation’s common stock, $.01 par value, as of January 27, 2016, was approximately 9,200. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 17,800.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The aggregate amount of the quarterly dividends was $0.41 per common share for 2015 and $0.37 per common share for 2014.
Following are the Corporation’s monthly common stock and depositary share purchases during the fourth quarter of 2015. For a detailed discussion of the common stock and depositary share purchases during 2015 and 2014, see section “Capital” included under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document and Part II, Item 8, Note 10, “Stockholders’ Equity,” of the notes to consolidated financial statements.

Common Stock Purchases:
	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1 — October 31, 2015	—	$—	—	—
November 1 — November 30, 2015	—	—	—	—
December 1 — December 31, 2015	—	—	—	—
Total	—	$—	—	—

(a)
During the fourth quarter of 2015, the Corporation repurchased 4,445 shares for minimum tax withholding settlements on equity compensation. These purchases are not included in the monthly common stock purchases table above and do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation’s common stock, of which, approximately $108 million remained available to repurchase as of December 31, 2015. Using the closing stock price on December 31, 2015 of $18.75, a total of approximately 6 million shares of common stock remained available to be repurchased under this plan.

Series B Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
October 1 — October 31, 2015	—	$—	—	—
November 1 — November 30, 2015	—	—	—	—
December 1 — December 31, 2015	—	—	—	—
Total	—	$—	—	—

(a)
In 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). During 2013, the Board of Directors authorized the repurchase of up to $10 million of the Series B Preferred Stock. As of December 31, 2015, approximately $5 million remained available under this repurchase authorization. Using the closing price on December 31, 2015 of $26.22, a total of approximately 175,000 shares remained available to be repurchased under the previously approved Board authorization as of December 31, 2015.

Series C Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
October 1 — October 31, 2015	—	$—	—	—
November 1 — November 30, 2015	—	—	—	—
December 1 — December 31, 2015	—	—	—	—
Total	—	$—	—	—

(a)
In June 2015, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Series C Preferred Stock. As of December 31, 2015, $10 million remained available under this repurchase authorization as the Corporation has not yet repurchased any of the Series C Preferred Stock under this authorization. Using the closing price on December 31, 2015 of $26.00, a total of approximately 385,000 shares remained available to be repurchased under the previously approved Board authorization as of December 31, 2015.

Market Information
The following represents selected market information of the Corporation’s common stock for 2015 and 2014.

			Market Price Range Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close
2015
4th Quarter	$0.11	$18.62	$20.61	$17.98	$18.75
3rd Quarter	0.10	18.77	20.55	17.17	17.97
2nd Quarter	0.10	18.44	20.84	18.50	20.27
1st Quarter	0.10	18.38	19.07	16.62	18.60
2014
4th Quarter	$0.10	$18.32	$19.37	$16.75	$18.63
3rd Quarter	0.09	18.15	18.90	17.42	17.42
2nd Quarter	0.09	17.99	18.39	16.82	18.08
1st Quarter	0.09	17.64	18.35	15.58	18.06

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index and the S&P 400 Regional Banks Sub-Industry Index for the period of five fiscal years commencing on January 1, 2011, and ending December 31, 2015. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The graph assumes that the value of the investment in the Corporation’s common stock and in each index was $100 on December 31, 2010. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

Source: Bloomberg	2010	2011	2012	2013	2014	2015
Associated Banc-Corp	$100.0	$74.0	$88.4	$119.5	$130.5	$134.2
S&P 500 Index	$100.0	$102.1	$118.3	$156.2	$177.3	$179.8
S&P 400 Regional Banks Sub-Industry Index	$100.0	$88.5	$96.0	$139.3	$140.9	$150.1
The Total Shareholder Return Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Corporation specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA
TABLE 1: Earnings Summary and Selected Financial Data
(In thousands, except per share data)

Years Ended December 31,	2015	2014	2013	2012	2011
Interest income	$753,662	$736,745	$708,983	$718,284	$741,622
Interest expense	77,384	55,778	63,440	92,292	128,791
Net interest income	676,278	680,967	645,543	625,992	612,831
Provision for credit losses	37,500	16,000	10,100	10,100	49,326
Net interest income after provision for credit losses	638,778	664,967	635,443	615,892	563,505
Noninterest income	328,409	290,319	313,099	313,290	273,119
Noninterest expense	697,399	679,241	680,649	674,723	653,197
Income before income taxes	269,788	276,045	267,893	254,459	183,427
Income tax expense	81,487	85,536	79,201	75,486	43,728
Net income	188,301	190,509	188,692	178,973	139,699
Preferred stock dividends and discount accretion	7,155	5,002	5,158	5,200	24,830
Net income available to common equity	$181,146	$185,507	$183,534	$173,773	$114,869
Earnings per common share:
Basic	$1.20	$1.17	$1.10	$1.00	$0.66
Diluted	1.19	1.16	1.10	1.00	0.66
Cash dividends per share	0.41	0.37	0.33	0.23	0.04
Weighted average common shares outstanding:
Basic	149,350	157,286	165,584	172,255	173,370
Diluted	150,603	158,254	165,802	172,357	173,372
SELECTED FINANCIAL DATA
Year-End Balances:
Loans	$18,714,343	$17,593,846	$15,896,261	$15,411,022	$14,031,071
Allowance for loan losses	274,264	266,302	268,315	297,409	378,151
Investment securities	6,135,644	5,801,267	5,425,795	4,966,635	4,937,483
Total assets	27,715,021	26,821,774	24,226,920	23,487,735	21,924,217
Deposits	21,007,665	18,763,504	17,267,167	16,939,865	15,090,655
Short and long-term funding	3,513,766	4,998,405	3,828,193	3,342,285	3,691,556
Stockholders’ equity	2,937,246	2,800,251	2,891,290	2,936,399	2,865,794
Book value per common share	18.62	18.32	17.40	16.97	16.15
Tangible book value per common share	12.10	12.06	11.62	11.39	10.68
Average Balances:
Loans	$18,252,264	$16,838,994	$15,663,145	$14,741,785	$13,278,848
Investment securities	5,912,849	5,594,232	4,995,331	4,469,541	5,497,297
Earning assets	24,571,087	22,760,128	20,980,128	19,613,777	19,442,263
Total assets	27,023,010	25,111,597	23,305,758	21,976,357	21,588,620
Deposits	19,903,087	17,647,084	17,438,195	15,582,369	14,401,127
Interest-bearing liabilities	19,334,641	17,826,386	15,964,647	14,905,735	15,120,824
Stockholders’ equity	2,895,158	2,871,932	2,892,312	2,948,988	2,997,290

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of the Corporation. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.
During the third quarter of 2015, the Corporation reclassified all closed end first lien home equity loans to residential mortgage loans in order to better align with the Corporation's regulatory reporting of residential mortgage loan products. All prior periods have been restated to reflect this change. As a result, the restated home equity loan portfolio is $1.1 billion at December 31, 2014, compared to the originally reported amount of $1.6 billion. Similarly, the restated residential mortgage loan portfolio is $5.1 billion at December 31, 2014, compared to the originally reported amount of $4.5 billion.
The detailed financial discussion that follows focuses on 2015 results compared to 2014. Discussion of 2014 results compared to 2013 is predominantly in section “2014 Compared to 2013.”
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
Performance Summary

•
Net income available to common equity for 2015 was $181 million (compared to net income available to common equity of $186 million for 2014) or diluted earnings per common share of $1.19 (versus diluted earnings per common share of $1.16 for 2014).

•
Total loans increased $1.1 billion (6%) between year-end 2015 and 2014, with growth in both commercial and residential mortgage loans. On average, loans increased $1.4 billion (8%). For 2016, the Corporation expects high single digit average loan growth.

•
Total deposits increased $2.2 billion (12%) between year-end 2015 and 2014, primarily in noninterest-bearing demand and money market deposits. On average, total deposits increased $2.3 billion (13%) from 2014. For 2016, the Corporation expects to maintain a loan to deposit ratio under 100%. At the end of the 2015, this ratio was 89%.

•
The provision for credit losses increased to $38 million in 2015, compared to $16 million in 2014. Net charge offs represented 0.16% of average loans for 2015 compared to 0.09% for 2014. Potential problem loans increased to $302 million at December 31, 2015, compared to $190 million at December 31, 2014. Nonaccrual loans were modestly higher than 2014. For 2016, the Corporation expects the provision for loan losses will increase with loan growth and changes in risk grade or other indications of credit quality.

•
Net interest income was $676 million for 2015, a reduction of $5 million (1%) compared to 2014. The net interest margin for 2015 was 2.84%, 24 bp lower than 3.08% in 2014. For 2016, the Corporation anticipates a modest upward trend in the net interest margin, assuming additional Federal Reserve action to raise interest rates.

•
Noninterest income was $328 million for 2015, up $38 million (13%) from 2014. Core fee-based revenues were up $29 million in 2015, primarily attributable to higher insurance commissions (related to the Ahmann & Martin Co. acquisition) and higher mortgage banking revenues, up $11 million from 2014. For additional discussion concerning noninterest income see section, “Noninterest Income,” and for additional information on the Ahmann & Martin Co. acquisition see Note 2, "Acquisition," of the notes to consolidated financial statements. For 2016, the Corporation expects noninterest income will be flat to the prior year, excluding the net investment securities gains.

•
Noninterest expense of $697 million increased $18 million (3%) from 2014. The increase was substantially attributable to higher personnel expense related to the Ahmann & Martin Co. acquisition in the first quarter of 2015. For additional discussion regarding noninterest expense see section, “Noninterest Expense.” For 2016, the Corporation expects noninterest expense will be approximately flat to the prior year.

•
Income tax expense for 2015 was $81 million, compared to income tax expense of $86 million for 2014. The effective tax rate was 30.2% for 2015, compared to an effective tax rate of 31.0% for 2014. For additional discussion concerning income tax expense see section, “Income Taxes.”

INCOME STATEMENT ANALYSIS
Net Interest Income
TABLE 2: Average Balances and Interest Rates (interest and rates on a fully tax-equivalent basis)

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$7,035,449	$223,639	3.18%	$6,495,338	$219,386	3.38%	$5,809,578	$208,039	3.58%
Commercial real estate lending	4,222,218	146,372	3.47%	3,990,675	146,802	3.68%	3,705,526	149,539	4.04
Total commercial	11,257,667	370,011	3.29%	10,486,013	366,188	3.49%	9,515,104	357,578	3.76
Residential mortgage	5,538,690	182,228	3.29%	4,864,054	168,830	3.47%	4,582,241	163,966	3.58
Retail	1,455,907	67,524	4.64%	1,488,927	67,382	4.53%	1,565,800	69,647	4.45
Total loans	18,252,264	619,763	3.40%	16,838,994	602,400	3.58%	15,663,145	591,191	3.77
Investment securities:
Taxable	4,936,065	100,292	2.03%	4,726,511	102,464	2.17%	4,202,478	88,919	2.12
Tax-exempt(1)	976,784	47,663	4.88%	867,721	44,467	5.12%	792,853	43,752	5.52
Other short-term investments	405,974	6,591	1.62%	326,902	6,635	2.03%	321,652	5,193	1.61
Investments and other	6,318,823	154,546	2.45%	5,921,134	153,566	2.59%	5,316,983	137,864	2.59
Total earning assets	$24,571,087	$774,309	3.15%	$22,760,128	$755,966	3.32%	$20,980,128	$729,055	3.47%
Other assets, net	2,451,923			2,351,469			2,325,630
Total assets	$27,023,010			$25,111,597			$23,305,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Savings deposits	$1,336,755	$1,000	0.07%	$1,249,452	$968	0.08%	$1,188,910	$942	0.08%
Interest-bearing demand deposits	3,201,085	4,266	0.13%	2,983,747	4,124	0.14%	2,827,778	4,517	0.16
Money market deposits	9,210,179	16,574	0.18%	7,614,042	12,452	0.16%	7,322,476	13,702	0.19
Time deposits	1,613,547	11,285	0.70%	1,587,641	8,750	0.55%	1,849,718	12,106	0.65
Total interest-bearing deposits	15,361,566	33,125	0.22%	13,434,882	26,294	0.20%	13,188,882	31,267	0.24
Federal funds purchased and securities sold under agreements to repurchase	625,736	943	0.15%	795,257	1,219	0.15%	675,574	1,322	0.20
Other short-term funding	220,321	465	0.21%	573,460	785	0.14%	1,198,264	1,519	0.13
Total short-term funding	846,057	1,408	0.17%	1,368,717	2,004	0.15%	1,873,838	2,841	0.15
Long-term funding	3,127,018	42,851	1.37%	3,022,787	27,480	0.91%	901,927	29,332	3.25
Total short and long-term funding	3,973,075	44,259	1.11%	4,391,504	29,484	0.67%	2,775,765	32,173	1.16
Total interest-bearing liabilities	$19,334,641	$77,384	0.40%	$17,826,386	$55,778	0.31%	$15,964,647	$63,440	0.40%
Noninterest-bearing demand deposits	4,541,521			4,212,202			4,249,313
Other liabilities	251,690			201,077			199,486
Stockholders’ equity	2,895,158			2,871,932			2,892,312
Total liabilities and stockholders’ equity	$27,023,010			$25,111,597			$23,305,758
Interest rate spread			2.75%			3.01%			3.07%
Net free funds			0.09%			0.07%			0.10%
Fully tax-equivalent net interest income and net interest margin		$696,925	2.84%		$700,188	3.08%		$665,615	3.17%
Fully tax-equivalent adjustment		$20,647			$19,221			$20,072
Net interest income		$676,278			$680,967			$645,543

(1)
The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

Net interest income is the primary source of the Corporation’s revenue. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities, and the interest expense on interest-bearing deposits and other borrowings used to fund interest-earning and other assets or activities. Net interest income is affected by changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, as well as the sensitivity of the balance sheet to changes in interest rates, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, re-pricing frequencies, loan prepayment behavior, and the use of interest rate derivative financial instruments.

Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because noninterest-bearing sources of funds (“net free funds”), principally noninterest-bearing demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and investment securities is computed on a fully tax-equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a fully tax-equivalent basis.
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the three years ended December 31, 2015. Tables 3 and 4 present additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.

Notable contributions to the change in 2015 net interest income were:

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $676 million in 2015 compared to $681 million in 2014. See sections “Interest Rate Risk” and “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of interest rate risk and market risk.

•	Fully tax-equivalent net interest income of $697 million for 2015 was $3 million lower than 2014.

•
Average earning assets of $24.6 billion in 2015 were $1.8 billion, or 8% higher than 2014. Average loans increased $1.4 billion, or 8%, including a $772 million increase in commercial loans and a $675 million increase in residential mortgage loans. Average securities and short-term investments increased $398 million, primarily in mortgage-related securities, municipal securities, and interest-bearing deposits in other banks.

•
Average interest-bearing liabilities of $19.3 billion in 2015 were up $1.5 billion, or 8% versus 2014. On average, interest-bearing deposits increased $1.9 billion and noninterest-bearing demand deposits (a principal component of net free funds) increased by $329 million. On average, short and long-term funding decreased $418 million from 2014, including a $523 million decrease in short-term funding, partially offset by an increase in long-term funding (also mainly due to the issuance of long-term senior and subordinated notes in late 2014).

•
The net interest margin for 2015 was 2.84%, compared to 3.08% in 2014. The 24 bp decline in net interest margin was attributable to a 26 bp decrease in interest rate spread (the net of a 17 bp decrease in the yield on earning assets and a 9 bp increase in the cost of interest-bearing liabilities), partially offset by a 2 bp higher contribution from net free funds.

•
For 2015, loan yields decreased 18 bp to 3.40%, due to the re-pricing of adjustable rate loans and competitive pricing pressures in a low interest rate environment. The yield on investment securities and other short-term investments decreased 14 bp to 2.45%, and was also impacted by the low interest rate environment and higher prepayment speeds of mortgage-related securities purchased at a premium.

•
The average cost of interest-bearing deposits was 0.22% in 2015, 2 bp higher than 2014. The cost of short term funding was up slightly, while the cost of long-term funding increased 46 bp to 1.37% in 2015, mainly due to the issuance of long-term senior and subordinated notes in late 2014.

•
The Federal Reserve increased the targeted Federal funds rate on December 17, 2015 to a range of 0.25%- 0.50% from 0.00%- 0.25%. In January 2016, the Federal Reserve indicated that it is likely to gradually increase short term rates during 2016. The timing and magnitude of any such increases are uncertain and will depend on domestic and global economic conditions.

TABLE 3: Rate/Volume Analysis(1)

	2015 Compared to 2014 Increase (Decrease) Due to			2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	($ in Thousands)
Interest income:
Loans:(2)
Commercial and business lending	$17,662	$(13,409)	$4,253	$23,564	$(12,217)	$11,347
Commercial real estate lending	8,271	(8,701)	(430)	11,034	(13,771)	(2,737)
Total commercial	25,933	(22,110)	3,823	34,598	(25,988)	8,610
Residential mortgage	22,530	(9,132)	13,398	9,880	(5,016)	4,864
Retail	(1,512)	1,654	142	(6,826)	4,561	(2,265)
Total loans	46,951	(29,588)	17,363	37,652	(26,443)	11,209
Investment securities:
Taxable	2,757	(4,929)	(2,172)	11,781	1,764	13,545
Tax-exempt(2)	5,395	(2,199)	3,196	3,964	(3,249)	715
Other short-term investments	1,429	(1,473)	(44)	86	1,356	1,442
Investments and other	9,581	(8,601)	980	15,831	(129)	15,702
Total earning assets	$56,532	$(38,189)	$18,343	$53,483	$(26,572)	$26,911
Interest expense:
Savings deposits	$66	$(34)	$32	$47	$(21)	$26
Interest-bearing demand deposits	293	(151)	142	240	(633)	(393)
Money market deposits	2,788	1,334	4,122	529	(1,779)	(1,250)
Time deposits	159	2,376	2,535	(1,560)	(1,796)	(3,356)
Total interest-bearing deposits	3,306	3,525	6,831	(744)	(4,229)	(4,973)
Federal funds purchased and securities sold under agreements to repurchase	(256)	(20)	(276)	211	(314)	(103)
Other short-term funding	(623)	303	(320)	(847)	113	(734)
Total short-term funding	(879)	283	(596)	(636)	(201)	(837)
Long-term funding	978	14,393	15,371	14,790	(16,642)	(1,852)
Total short and long-term funding	99	14,676	14,775	14,154	(16,843)	(2,689)
Total interest-bearing liabilities	$3,405	$18,201	$21,606	$13,410	$(21,072)	$(7,662)
Net interest income	$53,127	$(56,390)	$(3,263)	$40,073	$(5,500)	$34,573
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(2)The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

TABLE 4: Interest Rate: Spread and Interest Margin (on a fully tax-equivalent basis)

	2015 Average			2014 Average			2013 Average
	Balance	% of Earning Assets	Yield / Rate	Balance	% of Earning Assets	Yield / Rate	Balance	% of Earning Assets	Yield / Rate
	($ in Thousands)
Total loans	$18,252,264	74.3%	3.40%	$16,838,994	74.0%	3.58%	$15,663,145	74.7%	3.77%
Investments and other	6,318,823	25.7%	2.45%	5,921,134	26.0%	2.59%	5,316,983	25.3%	2.59%
Earning assets	$24,571,087	100.0%	3.15%	$22,760,128	100.0%	3.32%	$20,980,128	100.0%	3.47%
Financed by:
Interest-bearing liabilities	$19,334,641	78.7%	0.40%	$17,826,386	78.3%	0.31%	$15,964,647	76.1%	0.40%
Noninterest-bearing liabilities	5,236,446	21.3%		4,933,742	21.7%		5,015,481	23.9%
Total funds sources	$24,571,087	100.0%	0.31%	$22,760,128	100.0%	0.25%	$20,980,128	100.0%	0.30%
Interest rate spread			2.75%			3.01%			3.07%
Net free funds			0.09%			0.07%			0.10%
Net interest margin			2.84%			3.08%			3.17%
Average prime rate*			3.26%			3.25%			3.25%
Average effective federal funds rate*			0.13%			0.08%			0.11%
Average spread			313bp			317bp			314bp
* Source: Bloomberg

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) in 2015 was $38 million, compared to $16 million in 2014. Net charge offs were $30 million (representing 0.16% of average loans) for 2015, compared to $15 million (representing 0.09% of average loans) for 2014. The ratio of the allowance for loan losses to total loans was 1.47% and 1.51% at December 31, 2015 and 2014, respectively.
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
Noninterest Income
TABLE 5: Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2015	2014	2013	$ Change 2015	% Change 2015	$ Change 2014	% Change 2014
Trust service fees	$48,840	$48,403	$45,633	$437	1%	$2,770	6%
Service charges on deposit accounts	65,471	68,779	70,009	(3,308)	(5)%	(1,230)	(2)%
Card-based and other nondeposit fees	51,325	49,512	49,913	1,813	4%	(401)	(1)%
Insurance commissions	75,363	44,421	44,024	30,942	70%	397	1%
Brokerage and annuity commissions	15,378	16,089	14,877	(711)	(4)%	1,212	8%
Total core fee-based revenue	256,377	227,204	224,456	29,173	13%	2,748	1%
Mortgage banking income	43,439	32,708	49,772	10,731	33%	(17,064)	(34)%
Mortgage servicing rights expense	11,176	11,388	925	(212)	(2)%	10,463	N/M
Mortgage banking, net	32,263	21,320	48,847	10,943	51%	(27,527)	(56)%
Capital market fees, net	10,752	9,973	13,080	779	8%	(3,107)	(24)%
Bank owned life insurance income	9,796	13,576	11,855	(3,780)	(28)%	1,721	15%
Other	9,496	7,464	8,884	2,032	27%	(1,420)	(16)%
Subtotal (“fee income”)	318,684	279,537	307,122	39,147	14%	(27,585)	(9)%
Asset gains, net	1,592	10,288	5,413	(8,696)	(85)%	4,875	90%
Investment securities gains, net	8,133	494	564	7,639	N/M	(70)	(12)%
Total noninterest income	$328,409	$290,319	$313,099	$38,090	13%	$(22,780)	(7)%
Mortgage loans originated for sale during period	$1,228,106	$1,069,852	$2,304,006	$158,254	15%	$(1,234,154)	(54)%
Trust assets under management, at market value	$7,729,131	$7,993,047	$7,423,556	$(263,916)	(3)%	$569,491	8%
Fee income ratio *	31%	29%	32%
N/M = Not Meaningful
* Fee income ratio is fee income, per the above table, divided by total revenue (defined as fully tax-equivalent net interest income plus fee income).
Notable contributions to the change in 2015 noninterest income were:

•
Core fee-based revenue was $256 million, an increase of $29 million (13%) compared to 2014. Insurance commissions were $75 million, an increase of $31 million (70%) compared to 2014. The increase in insurance commissions was primarily due to the acquisition of Ahmann & Martin Co., which increased insurance commissions from property and casualty to 25% of total insurance commissions for 2015, compared to 15% for 2014. See Note 2, “Acquisition,” of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition.

•
Net mortgage banking income for 2015 was $32 million, up $11 million (51%) compared to 2014. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income increased, primarily due to $6 million of additional gains on sales and $4 million of favorable change in the fair value of mortgage derivatives.

•
Net investment securities gains were $8 million for 2015, due to the restructuring of the investment securities portfolio. See Note 3, "Investment Securities" of the notes to consolidated financial statements for additional information on the investment securities portfolio restructuring.

•
Net asset gains of $2 million for 2015 were primarily attributable to gains of $3 million on the sale of real estate and miscellaneous assets, partially offset by net losses of $1 million on the sales and other write-downs of other real estate owned. Net asset gains of $10 million for 2014 were primarily attributable to gains of $11 million on the sale of real estate and miscellaneous assets, partially offset by net losses of $1 million on the sales and other write-downs of other real estate owned.

•	Bank owned life insurance income was $10 million for 2015, a decrease of $4 million (28%) compared to 2014, primarily due to death benefits received in 2014.
Noninterest Expense
TABLE 6: Noninterest Expense

	Years Ended December 31,			Change From Prior Year
	2015	2014	2013	$ Change 2015	% Change 2015	$ Change 2014	% Change 2014
	($ in Thousands)
Personnel expense	$404,741	$390,399	$397,015	$14,342	4%	$(6,616)	(2)%
Occupancy	60,896	57,677	59,409	3,219	6%	(1,732)	(3)%
Equipment	23,209	24,784	25,351	(1,575)	(6)%	(567)	(2)%
Technology	60,613	55,472	49,445	5,141	9%	6,027	12%
Business development and advertising	25,772	26,144	23,346	(372)	(1)%	2,798	12%
Other intangible amortization	3,094	3,747	4,043	(653)	(17)%	(296)	(7)%
Loan expense	14,102	13,866	13,162	236	2%	704	5%
Legal and professional fees	17,052	17,485	20,226	(433)	(2)%	(2,741)	(14)%
Foreclosure / OREO expense	4,494	6,722	10,068	(2,228)	(33)%	(3,346)	(33)%
FDIC expense	26,000	23,761	19,461	2,239	9%	4,300	22%
Other	57,426	59,184	59,123	(1,758)	(3)%	61	—%
Total noninterest expense	$697,399	$679,241	$680,649	$18,158	3%	$(1,408)	—%
Personnel expense to total noninterest expense	58%	57%	58%
Average full-time equivalent employees	4,421	4,406	4,728
Notable contributions to the change in 2015 noninterest expense were:

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $405 million for 2015, up $14 million (4%) from 2014. This increase was primarily attributable to the Ahmann and Martin Co. acquisition which added approximately 100 colleagues during 2015. See Note 2, “Acquisition,” of the notes to consolidated financial statements for additional information on the Ahmann & Martin Co. acquisition.

•
Nonpersonnel noninterest expenses on a combined basis were $293 million, up $4 million (1%) compared to 2014. Technology was up $5 million (9%) as the Corporation continues to invest in solutions that will drive operational efficiency. Occupancy expense was up $3 million from 2014, primarily attributable to the consolidation of ten branches during 2015. FDIC expense was $2 million (9%) higher compared to 2014 reflecting growth in risk-weighted assets. Foreclosure / OREO expenses decreased $2 million (33%), compared to 2014, as foreclosures trend down.

Income Taxes

The Corporation recognized income tax expense of $81 million for 2015 compared to income tax expense of $86 million for 2014. The change in income tax expense was primarily due to the decrease in the level of pretax income between the years. The effective tax rate was 30.2% for 2015, compared to an effective tax rate of 31.0% for 2014. There was no change to the reserve for uncertainty in income taxes during 2015. During 2014, the Corporation recorded a $2 million net increase in the reserve for uncertainty in income taxes. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law and rates.

See Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section “Critical Accounting Policies.” Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or the reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13, “Income Taxes,” of the notes to consolidated financial statements for more information.
ANALYSIS OF EARNING ASSETS
Loans
TABLE 7: Loan Composition

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,147,440	33%	$5,905,902	34%	$4,822,680	31%	$4,502,021	29%	$3,724,736	27%
Commercial real estate — owner occupied	918,212	5	1,007,937	6	1,114,715	7	1,219,747	8	1,086,829	8
Lease financing	43,243	—	51,529	—	55,483	—	64,196	1	58,194	—
Commercial and business lending	7,108,895	38	6,965,368	40	5,992,878	38	5,785,964	38	4,869,759	35
Commercial real estate — investor	3,234,266	17	3,056,485	17	2,939,456	18	2,906,759	19	2,563,767	18
Real estate construction	1,162,145	6	1,008,956	6	896,248	6	655,381	4	584,046	4
Commercial real estate lending	4,396,411	23	4,065,441	23	3,835,704	24	3,562,140	23	3,147,813	22
Total commercial	11,505,306	61	11,030,809	63	9,828,582	62	9,348,104	61	8,017,572	57
Home equity revolving lines of credit	883,759	5	887,779	5	874,840	5	936,065	6	1,059,865	8
Home equity loans junior liens	122,043	1	164,148	1	208,054	1	269,672	2	340,165	2
Home equity	1,005,802	6	1,051,927	6	1,082,894	6	1,205,737	8	1,400,030	10
Installment and credit cards	419,968	2	454,219	3	407,074	3	466,727	3	557,782	4
Residential mortgage	5,783,267	31	5,056,891	28	4,577,711	29	4,390,454	28	4,055,687	29
Total consumer	7,209,037	39	6,563,037	37	6,067,679	38	6,062,918	39	6,013,499	43
Total loans	$18,714,343	100%	$17,593,846	100%	$15,896,261	100%	$15,411,022	100%	$14,031,071	100%
Commercial real estate and Real estate construction loan detail:
Farmland	$7,135	—%	$9,249	—%	$8,591	—%	$17,730	1%	$26,221	1%
Multi-family	932,360	29	976,956	32	951,348	33	905,372	31	694,056	27
Non-owner occupied	2,294,771	71	2,070,280	68	1,979,517	67	1,983,657	68	1,843,490	72
Commercial real estate — investor	$3,234,266	100%	$3,056,485	100%	$2,939,456	100%	$2,906,759	100%	$2,563,767	100%
1-4 family construction	$309,396	27%	$304,992	30%	$259,031	29%	$176,874	27%	$120,170	21%
All other construction	852,749	73	703,964	70	637,217	71	478,507	73	463,876	79
Real estate construction	$1,162,145	100%	$1,008,956	100%	$896,248	100%	$655,381	100%	$584,046	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2014 and 2015. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our core footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2015, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans. Credit risk management for each loan type is discussed in the section entitled, “Credit Risk.”
Notable contributions to the change in 2015 loan balances were:

•
The commercial and business lending portfolio, which consists of commercial and business lending and owner occupied commercial real estate loans, was $7.1 billion at December 31, 2015 up $144 million (2%) since year-end 2014. At December 31, 2015, the largest industry group within the commercial and business lending category was the Manufacturing sector which represented 8% of total loans and 20% of the total commercial and business lending portfolio. The next largest industry groups within the commercial and business lending category included the Oil and Gas portfolio and the Finance and Insurance portfolio, which each represented 4% of total loans and each represented 11% of the total commercial and business lending portfolio at December 31, 2015. In addition, the Power and Utilities portfolio represented 4% of total loans and 10% of the total commercial and business lending portfolio at December 31, 2015. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 4% of total loans.

•
The commercial real estate lending portfolio, which consists of investor commercial real estate and construction loans, totaled $4.4 billion at December 31, 2015, up $331 million (8%) from December 31, 2014. Within the commercial real estate lending portfolio, commercial real estate lending to investors totaled $3.2 billion at December 31, 2015, an increase of $178 million (6%) from December 31, 2014. Real estate construction loans were $1.2 billion, an increase of $153 million (15%) compared to December 31, 2014. The commercial real estate lending portfolio is focused primarily in our footprint (which includes our three state branch footprint as well as Missouri, Indiana, Ohio, Michigan, and Iowa), with 87% of the outstanding loan balances in our footprint at December 31, 2015.

•
Residential mortgage loans totaled $5.8 billion at December 31, 2015, up $726 million (14%) from December 31, 2014. At December 31, 2015, the residential mortgage portfolio was comprised of $1.6 billion of fixed-rate residential real estate mortgages and $4.2 billion of variable-rate residential real estate mortgages, compared to $1.6 billion of fixed-rate mortgages and $3.5 billion variable-rate mortgages at December 31, 2014. The residential mortgage portfolio is focused primarily in our footprint, with 99% of the outstanding loan balances in our footprint at December 31, 2015.

•
Home equity totaled $1.0 billion at December 31, 2015, down $46 million (4%) compared to December 31, 2014, and consists of both home equity lines of credit and closed-end home equity loans. Home equity loans and lines in a junior position at December 31, 2015 included approximately 43% for which the Corporation also owned or serviced the related first lien loan and approximately 57% where the Corporation did not service the related first lien loan.

•
As of December 31, 2015, approximately 32% of the home equity loan first liens have a remaining maturity of more than 10 years. Based upon outstanding balances at December 31, 2015, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.

TABLE 8: Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% to Total
Less than 1 year	$3,814	<1%
1 — 3 years	4,988	1%
3 — 5 years	28,567	3%
5 — 10 years	198,260	22%
Over 10 years	648,130	73%
Total home equity revolving lines of credit	$883,759	100%

•
Installment and credit cards totaled $420 million at December 31, 2015 down $34 million (8%) compared to December 31, 2014. Credit cards totaled $96 million at December 31, 2015 compared to $93 million at December 31, 2014. The Corporation had $249 million and $288 million of student loans at December 31, 2015, and December 31, 2014, respectively, the majority of which are government guaranteed.

TABLE 9: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity(1)
December 31, 2015	Within 1 Year(2)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,054,203	$833,737	$259,500	$6,147,440	54%
Commercial real estate — investor	1,485,300	1,626,219	122,747	3,234,266	28%
Commercial real estate — owner occupied	276,799	508,828	132,585	918,212	8%
Real estate construction	776,448	352,772	32,925	1,162,145	10%
Total	$7,592,750	$3,321,556	$547,757	$11,462,063	100%
Fixed rate	$3,664,008	$967,240	$259,782	$4,891,030	43%
Floating or adjustable rate	3,928,742	2,354,316	287,975	6,571,033	57%
Total	$7,592,750	$3,321,556	$547,757	$11,462,063	100%
Percent by maturity distribution	66%	29%	5%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $6.6 billion (57%) at December 31, 2015. Including the $3.7 billion of fixed rate loans due within one year, 89% of the commercial loan portfolio noted above matures, re-prices, or resets within one year. Of the fixed rate loans due within one year, 94% have an original maturity within one year.

Allowance for Credit Losses

TABLE 10: Allowance for Credit Losses

	Years Ended December 31,
	2015		2014		2013		2012		2011
	($ in Thousands)
Allowance for Loan Losses:
Allowance for loan losses, at beginning of year	$266,302		$268,315		$297,409		$378,151		$476,813
Provision for loan losses	38,000		13,000		10,000		3,000		52,000
Loans charged off:
Commercial and industrial	27,687		14,633		35,146		43,240		38,662
Commercial real estate — owner occupied	2,645		3,476		6,474		4,080		9,485
Lease financing	—		39		206		797		173
Commercial and business lending	30,332		18,148		41,826		48,117		48,320
Commercial real estate — investor	4,645		4,529		9,846		14,000		29,479
Real estate construction	750		1,958		3,375		3,588		38,222
Commercial real estate lending	5,395		6,487		13,221		17,588		67,701
Total commercial	35,727		24,635		55,047		65,705		116,021
Home equity revolving lines of credit	4,386		6,980		10,855		18,736		25,679
Home equity loans junior liens	2,662		3,966		7,015		11,631		15,341
Home equity	7,048		10,946		17,870		30,367		41,020
Installment and credit cards (1)	3,869		2,876		1,389		3,057		16,134
Residential mortgage	5,636		5,639		13,755		17,917		16,557
Total consumer	16,553		19,461		33,014		51,341		73,711
Total loans charged off	52,280		44,096		88,061		117,046		189,732
Recoveries of loans previously charged off:
Commercial and industrial	9,795		11,390		28,865		18,363		16,350
Commercial real estate — owner occupied	921		1,806		339		453		2,509
Lease financing	26		7		218		1,899		1,955
Commercial and business lending	10,742		13,203		29,422		20,715		20,814
Commercial real estate — investor	4,157		9,996		6,961		4,796		5,666
Real estate construction	2,268		816		5,511		2,129		7,521
Commercial real estate lending	6,425		10,812		12,472		6,925		13,187
Total commercial	17,167		24,015		41,894		27,640		34,001
Home equity revolving lines of credit	2,093		2,226		2,995		2,725		1,867
Home equity loans junior liens	1,140		974		1,113		1,115		1,290
Home equity	3,233		3,200		4,108		3,840		3,157
Installment and credit cards	765		616		1,633		1,234		1,584
Residential mortgage	1,077		1,252		1,332		590		328
Total consumer	5,075		5,068		7,073		5,664		5,069
Total recoveries	22,242		29,083		48,967		33,304		39,070
Total net charge offs	30,038		15,013		39,094		83,742		150,662
Allowance for loan losses, at end of year	$274,264		$266,302		$268,315		$297,409		$378,151
Allowance for Unfunded Commitments:
Balance at beginning of year	$24,900		$21,900		$21,800		$14,700		$17,374
Provision for unfunded commitments	(500)		3,000		100		7,100		(2,674)
Balance at end of year	$24,400		$24,900		$21,900		$21,800		$14,700
Allowance for credit losses (A)	$298,664		$291,202		$290,215		$319,209		$392,851
Provision for credit losses (B)	$37,500		$16,000		$10,100		$10,100		$49,326
Ratios at end of year:
Allowance for loan losses to total loans	1.47%		1.51%		1.69%		1.93%		2.70%
Allowance for loan losses to net charge offs	9.1	x	17.7	x	6.9	x	3.6	x	2.5	x

TABLE 10: Allowance for Credit Losses (continued)

	Years Ended December 31,
	2015		2014		2013		2012		2011
Net loan charge offs (recoveries):		(C)		(C)		(C)		(C)		(C)
Commercial and industrial	$17,892	30	$3,243	6	$6,281	14	$24,877	63	$22,312	70
Commercial real estate — owner occupied	1,724	18	1,670	16	6,135	53	3,627	33	6,976	67
Lease financing	(26)	(6)	32	6	(12)	(2)	(1,102)	N\M	(1,782)	N\M
Commercial and business lending	19,590	28	4,945	8	12,404	21	27,402	53	27,506	64
Commercial real estate — investor	488	2	(5,467)	(18)	2,885	10	9,204	33	23,813	98
Real estate construction	(1,518)	(14)	1,142	12	(2,136)	(27)	1,459	25	30,701	N\M
Commercial real estate lending	(1,030)	(2)	(4,325)	(11)	749	2	10,663	32	54,514	183
Total commercial	18,560	16	620	1	13,153	14	38,065	45	82,020	113
Home equity revolving lines of credit	2,293	26	4,754	54	7,860	88	16,011	159	23,812	215
Home equity loans junior liens	1,522	107	2,992	160	5,902	250	10,516	344	14,051	374
Home equity	3,815	37	7,746	73	13,762	122	26,527	202	37,863	256
Installment and credit cards	3,104	72	2,260	53	(244)	(6)	1,823	36	14,550	237
Residential mortgage	4,559	8	4,387	9	12,423	27	17,327	39	16,229	42
Total consumer	11,478	16	14,393	23	25,941	42	45,677	73	68,642	114
Total net charge offs	$30,038	16	$15,013	9	$39,094	25	$83,742	57	$150,662	113
Commercial real estate-investor and Real estate construction net charge off detail:
Farmland	$—	N\M	$—	N\M	$366	252	$(47)	(21)	$704	225
Multi-family	39	—	(6,170)	(62)	499	5	103	1	4,531	77
Non-owner occupied	$449	2	$703	3	$2,020	10	$9,148	47	$18,578	103
Commercial real estate — investor	$488	2	$(5,467)	(18)	$2,885	10	$9,204	33	$23,813	98
1-4 family construction	$(750)	(24)	$(369)	(12)	$(3,796)	(163)	$(1,541)	N\M	$11,888	N\M
All other construction	(768)	(10)	1,511	22	1,660	30	3,000	66	18,813	N\M
Real estate construction	$(1,518)	(14)	$1,142	12	$(2,136)	(27)	$1,459	25	$30,701	N\M

(A)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(B)	Includes the provision for loan losses and the provision for unfunded commitments.

(C)	Ratio of net charge offs to average loans by loan type in basis points.

N/M = Not Meaningful

(1)	Charge offs for the year ended December 31, 2011, include $10 million of write-downs related to installment loans transferred to held for sale.

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
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies.” See section, “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” for a detailed discussion on asset quality. See also management’s allowance for loan losses accounting policy in Note 1, “Summary of Significant Accounting Policies,” and see Note 4, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 7 provides information on loan growth and composition, Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.
At December 31, 2015, the allowance for credit losses was $299 million, compared to $291 million at December 31, 2014. At December 31, 2015, the allowance for loan losses to total loans was 1.47% and covered 154% of nonaccrual loans, compared to 1.51% and 150%, respectively, at December 31, 2014. Management believes the level of allowance for loan losses to be appropriate at December 31, 2015 and December 31, 2014.
TABLE 11: Allocation of the Allowance for Loan Losses

	As of December 31,
	2015		2014		2013		2012		2011
	($ in Thousands)
Allowance allocation:		(A)		(A)		(A)		(A)		(A)
Commercial and industrial	$128,994	2.10%	$116,025	1.96%	$104,501	2.17%	$97,852	2.17%	$124,374	3.34%
Commercial real estate — owner occupied	18,680	2.03	16,510	1.64	19,476	1.75	27,389	2.25	36,200	3.33
Lease financing	965	2.23	1,610	3.12	1,607	2.90	3,024	4.71	2,567	4.41
Commercial and business lending	148,639	2.09	134,145	1.93	125,584	2.10	128,265	2.22	163,141	3.35
Commercial real estate — investor	43,018	1.33	46,333	1.52	58,156	1.98	63,181	2.17	86,689	3.38
Real estate construction	25,266	2.17	20,999	2.08	23,418	2.61	20,741	3.16	21,327	3.65
Commercial real estate lending	68,284	1.55	67,332	1.66	81,574	2.13	83,922	2.36	108,016	3.43
Total commercial	216,923	1.89	201,477	1.83	207,158	2.11	212,187	2.27	271,157	3.38
Home equity	23,555	2.34	26,464	2.52	27,932	2.58	42,062	3.49	54,148	3.87
Installment and credit cards	5,525	1.32	6,435	1.42	2,416	0.59	4,299	0.92	6,623	1.19
Residential mortgage	28,261	0.49	31,926	0.63	30,809	0.67	38,861	0.89	46,223	1.14
Total consumer	57,341	0.80	64,825	0.99	61,157	1.01	85,222	1.41	106,994	1.78
Total allowance for loan losses	$274,264	1.47%	$266,302	1.51%	$268,315	1.69%	$297,409	1.93%	$378,151	2.70%

(A)	Allowance for loan losses category as a percentage of total loans by category.
The methodology used for the allocation of the allowance for loan losses at December 31, 2015, 2014, and 2013 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. During 2014, this methodology was enhanced by estimating the loss emergence period using a more granular segmentation approach and by adjusting the multi-year probability of default based on an analysis of the historical portfolio default mix. The impact of this enhancement was not significant. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 11.
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
TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in Thousands)
Nonperforming assets by type:
Commercial and industrial	$91,941	$49,663	$37,719	$39,182	$56,075
Commercial real estate — owner occupied	8,049	25,825	29,664	24,254	35,718
Lease financing	1,634	1,801	69	3,031	10,644
Commercial and business lending	101,624	77,289	67,452	66,467	102,437
Commercial real estate — investor	8,643	22,685	37,596	58,687	99,352
Real estate construction	940	5,399	6,467	27,302	41,806
Commercial real estate lending	9,583	28,084	44,063	85,989	141,158
Total commercial	111,207	105,373	111,515	152,456	243,595
Home equity revolving lines of credit	9,917	9,853	11,883	20,446	27,239
Home equity loans junior liens	5,327	6,598	7,149	10,052	12,216
Home equity	15,244	16,451	19,032	30,498	39,455
Installment and credit cards	325	613	1,114	1,838	2,715
Residential mortgage	51,482	54,976	53,767	68,076	71,007
Total consumer	67,051	72,040	73,913	100,412	113,177
Total nonaccrual loans (“NALs”)	178,258	177,413	185,428	252,868	356,772
Commercial real estate owned	7,942	11,699	8,359	16,664	24,795
Residential real estate owned	4,768	4,111	5,217	12,748	13,285
Bank properties real estate owned	1,859	922	4,542	5,488	3,491
Other real estate owned (“OREO”)	14,569	16,732	18,118	34,900	41,571
Total nonperforming assets (“NPAs”)	$192,827	$194,145	$203,546	$287,768	$398,343
Commercial real estate-investor & Real estate construction nonaccrual loans detail:
Farmland	$—	$—	$—	$803	$1,907
Multi-family	2	2,478	3,782	9,328	7,909
Non-owner occupied	8,641	20,207	33,814	48,556	89,536
Commercial real estate — investor	$8,643	$22,685	$37,596	$58,687	$99,352
1-4 family construction	$314	$1,262	$1,915	$16,639	$21,717
All other construction	626	4,137	4,552	10,663	20,089
Real estate construction	$940	$5,399	$6,467	$27,302	$41,806
Accruing loans past due 90 days or more:
Commercial	$249	$254	$1,199	$1,036	$4,236
Consumer	1,399	1,369	1,151	1,253	689
Total accruing loans past due 90 days or more	$1,648	$1,623	$2,350	$2,289	$4,925
Restructured loans (accruing):
Commercial	$59,595	$68,200	$94,265	$88,182	$85,084
Consumer	27,768	30,016	29,720	32,905	28,080
Total restructured loans (accruing)	$87,363	$98,216	$123,985	$121,087	$113,164
Nonaccrual restructured loans (included in nonaccrual loans)	$37,684	$57,656	$59,585	$80,590	$87,493
Ratios at year end:
Nonaccrual loans to total loans	0.95%	1.01%	1.17%	1.64%	2.54%
NPAs to total loans plus OREO	1.03%	1.10%	1.28%	1.86%	2.83%
NPAs to total assets	0.70%	0.72%	0.84%	1.23%	1.82%
Allowance for loan losses to nonaccrual loans	154%	150%	145%	118%	106%

TABLE 12: Delinquent (Past Due) Loans, Potential Problem Loans, Nonperforming Assets, and Other Real Estate Owned (continued)

	Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in Thousands)
Accruing loans 30-89 days past due by type:
Commercial and industrial	$1,011	$14,747	$6,826	$11,339	$8,743
Commercial real estate — owner occupied	7,142	10,628	3,106	11,053	7,092
Lease financing	—	—	—	12	104
Commercial and business lending	8,153	25,375	9,932	22,404	15,939
Commercial real estate — investor	291	1,208	23,215	13,472	4,970
Real estate construction	296	984	1,954	3,155	996
Commercial real estate lending	587	2,192	25,169	16,627	5,966
Total commercial	8,740	27,567	35,101	39,031	21,905
Home equity revolving lines of credit	5,559	6,725	6,728	7,829	5,059
Home equity loans junior liens	2,360	2,058	2,842	4,252	4,240
Home equity	7,919	8,783	9,570	12,081	9,299
Installment and credit cards	1,870	1,932	1,150	2,109	2,592
Residential mortgage	4,930	4,846	7,228	10,860	10,114
Total consumer	14,719	15,561	17,948	25,050	22,005
Total accruing loans 30-89 days past due	$23,459	$43,128	$53,049	$64,081	$43,910
Commercial real estate-investor & Real estate construction accruing loans 30-89 days past due detail:
Farmland	$—	$—	$—	$101	$—
Multi-family	108	687	14,755	1,901	407
Non-owner occupied	183	521	8,460	11,470	4,563
Commercial real estate — investor	$291	$1,208	$23,215	$13,472	$4,970
1-4 family construction	$27	$527	$987	$503	$475
All other construction	269	457	967	2,652	521
Real estate construction	$296	$984	$1,954	$3,155	$996
Potential problem loans by type:
Commercial and industrial	$230,680	$108,522	$113,669	$128,434	$153,306
Commercial real estate — owner occupied	35,706	48,695	56,789	99,592	136,366
Lease financing	2,450	2,709	1,784	264	158
Commercial and business lending	268,836	159,926	172,242	228,290	289,830
Commercial real estate — investor	25,944	24,043	52,429	107,068	230,206
Real estate construction	3,919	1,776	5,263	13,092	27,649
Commercial real estate lending	29,863	25,819	57,692	120,160	257,855
Total commercial	298,699	185,745	229,934	348,450	547,685
Home equity revolving lines of credit	48	204	303	520	1,291
Home equity loans junior liens	174	676	1,810	3,150	4,160
Home equity	222	880	2,113	3,670	5,451
Installment and credit cards	—	2	50	111	233
Residential mortgage	2,796	3,781	3,312	8,762	13,037
Total consumer	3,018	4,663	5,475	12,543	18,721
Total potential problem loans	$301,717	$190,408	$235,409	$360,993	$566,406
Nonaccrual Loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See also management’s accounting policy for nonaccrual loans in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at the end of 2015 was 0.95%, as compared to 1.01% at December 31, 2014.

Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at December 31, 2015 were relatively unchanged from December 31, 2014.
Troubled Debt Restructurings (“Restructured Loans”): Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also management’s accounting policy for restructured loans in Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements for additional restructured loans disclosures.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The increase in potential problem loans is primarily driven by the migration within the Oil and Gas portfolio.
Other Real Estate Owned: Other real estate owned decreased to $15 million at December 31, 2015, compared to $17 million at December 31, 2014. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss. See also management’s accounting policy for other real estate owned in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements.
Foregone Loan Interest: The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.
TABLE 13: Foregone Loan Interest

	Years Ended December 31,
	2015	2014	2013
	($ in Thousands)
Interest income in accordance with original terms	$11,745	$14,259	$16,338
Interest income recognized	(8,716)	(9,384)	(10,137)
Reduction in interest income	$3,029	$4,875	$6,201

Investment Securities Portfolio
Management of the investment securities portfolio involves the maximization of income while actively monitoring the portfolio's liquidity, market risk, quality of the investment securities, and role in the balance sheet and capital management. At the time of purchase, the Corporation classifies its investment securities purchases as available for sale or held to maturity, consistent with these objectives, including possible investment securities sales in response to changes in interest rates or prepayment risk, the need to manage liquidity or regulatory capital, and other factors. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheets, while investment securities classified as held to maturity are shown at amortized cost in the consolidated balance sheets. The majority of the Corporation's investment securities are mortgage-related securities issued by the Government National Mortgage Association (“GNMA”) or government-sponsored enterprises ("GSE") such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).
TABLE 14: Investment Securities Portfolio

	At December 31,
	2015	% of Total	2014	% of Total	2013	% of Total
	($ in Thousands)
Investment Securities Available for sale:
Amortized Cost:
U.S. Treasury securities	$999	<1%	$999	<1%	$1,001	<1%
Obligations of state and political subdivisions (municipal securities)	—	—	560,839	10	653,758	12
Residential mortgage-related securities:
FNMA / FHLMC	1,388,995	28	3,534,240	66	3,813,927	72
GNMA	1,605,956	32	165,863	3	41,540	<1
Private-label	1,722	<1	2,297	<1	3,035	<1
GNMA commercial mortgage-related securities	1,982,477	40	1,097,913	20	673,555	13
Asset-backed securities	—	—	—	—	23,049	<1
Other securities (debt and equity)	4,718	<1	6,108	<1	60,711	1
Total amortized cost	$4,984,867	100%	$5,368,259	100%	$5,270,576	100%
Fair Value:
U.S. Treasury securities	$997	<1%	$998	<1%	$1,002	<1%
Municipal securities	—	—	582,679	11	676,080	13
Residential mortgage-related securities:
FNMA / FHLMC	1,414,626	28	3,563,457	66	3,797,534	72
GNMA	1,590,003	32	167,332	3	40,896	<1
Private-label	1,709	<1	2,294	<1	3,014	<1
GNMA commercial mortgage-related securities	1,955,310	39	1,073,893	20	647,477	12
Asset-backed securities	—	—	—	—	23,059	<1
Other securities (debt and equity)	4,769	<1	6,159	<1	61,523	1
Total fair value and carrying value	$4,967,414	100%	$5,396,812	100%	$5,250,585	100%
Net unrealized holding gains (losses)	$(17,453)		$28,553		$(19,991)
Investment Securities Held to maturity:
Amortized Cost:
Municipal securities	$1,043,767	89%	$404,455	100%	$175,210	100%
Residential mortgage-related securities:
FNMA / FHLMC	41,469	4%	—	—%	—	—%
GNMA	82,994	7%	—	—%	—	—%
Total amortized cost and carrying value	$1,168,230	100%	$404,455	100%	$175,210	100%
Fair Value:
Municipal securities	$1,060,231	90%	$413,067	100%	$169,889	100%
Residential mortgage-related securities:
FNMA / FHLMC	41,337	3%	—	—%	—	—%
GNMA	82,874	7%	—	—%	—	—%
Total fair value	$1,184,442	100%	$413,067	100%	$169,889	100%
Net unrealized holding gains (losses)	$16,212		$8,612		$(5,321)

During 2015, the Corporation restructured its investment securities portfolio and sold approximately $1.6 billion of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating an $8 million net gain on sale. This restructuring lowered risk weighted assets and related capital requirements, while improving the liquidity of the investment portfolio.
At December 31, 2015, the Corporation’s investment securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity or approximately $147 million.
The Corporation did not recognize any credit-related other-than-temporary impairment write-downs during 2015, 2014, or 2013. See Note 1, “Summary of Significant Accounting Policies,” for management's accounting policy for investment securities and Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional investment securities disclosures.
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
Available for Sale
Residential and Commercial Mortgage-related Securities: At December 31, 2015 and 2014, residential mortgage-related securities (which include predominantly mortgage-backed securities and collateralized mortgage obligations) represented 60% and 69%, respectively of total available for sale investment securities based on fair value, while at December 31, 2015 GNMA commercial mortgage-related securities were 39% of total available for sale investment securities compared to 20% of total available for sale investment securities at December 31, 2014. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e. mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities.
Asset-backed Securities: Asset-backed securities are largely comprised of senior, floating rate, tranches of student loan securities issued by SLM Corp and guaranteed under the Federal Family Education Loan Program.
Other Securities (Debt and Equity): At December 31, 2015 and 2014, other securities were $5 million and $6 million, respectively, and were primarily comprised of debt securities. Debt securities primarily mature within 3 years and have a rating of A.
Held to Maturity
During the fourth quarter of 2015, the Corporation reclassified approximately $400 million of municipal securities and $125 million of mortgage-related securities from available for sale to held to maturity. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity, as well as to reduce the potential capital volatility from changes in fair value and to provide consistent accounting treatment for the municipal securities.
Municipal Securities: The municipal securities relate to various state and political subdivisions and school districts.
Residential Mortgage-related Securities: The residential mortgage-related securities in held to maturity were comprised of select Community Reinvestment Act mortgage-related securities.
Regulatory Stock (Federal Home Loan Bank "FHLB" and Federal Reserve System)
In addition to the available for sale and held to maturity investment securities noted above, the Corporation is also required to hold certain regulatory stock. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. See Note 3, “Investment Securities,” of the notes to consolidated financial statements for additional information on the regulatory stock.

TABLE 15: Investment Securities Portfolio Maturity Distribution (1) - December 31, 2015

($ inThousands)	Amortized Cost	Fair Value	Yield (2)
Available for sale securities
U. S. Treasury securities:
Within one year	$999	$997	0.67%
Total U. S. Treasury securities	$999	$997	0.67%
Residential mortgage-related securities:
Within one year	$44,790	$45,215	3.48%
After one but within five years	2,139,331	2,158,955	2.58%
After five years but within ten years	812,552	802,168	2.08%
Total Residential mortgage-related securities	$2,996,673	$3,006,338	2.46%
GNMA commercial mortgage-related securities:
After one but within five years	1,494,193	1,484,377	2.01%
After five years but within ten years	488,284	470,933	2.01%
Total GNMA commercial mortgage-related securities	$1,982,477	$1,955,310	2.01%
Other debt and equity securities:
Within one year	$1,500	$1,515	1.85%
After one but within five years	3,200	3,200	1.88%
Marketable equity securities	18	54	—%
Total Other debt and equity securities	$4,718	$4,769	1.87%
Total available for sale securities	$4,984,867	$4,967,414	2.28%

Held to maturity securities
Municipal securities:
Within one year	$42,841	$26,761	3.26%
After one but within five years	244,257	255,899	5.47%
After five years but within ten years	253,429	261,934	4.16%
After ten years	503,240	515,637	4.54%
Total Municipal securities	1,043,767	1,060,231	4.61%
Residential mortgage-related securities:
Within one year	$655	$142	3.41%
After one but within five years	13,375	13,627	3.00%
After five years but within ten years	21,905	21,967	2.86%
After ten years	88,528	88,475	3.15%
Total Residential mortgage-related securities	$124,463	$124,211	3.08%
Total held to maturity securities	$1,168,230	$1,184,442	4.45%
(1) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(2) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

ANALYSIS OF DEPOSITS AND FUNDING
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding at December 31, 2015 and 2014.
TABLE 16: Period End Deposit and Customer Funding Composition

($ in Thousands)	2015	2014
Noninterest-bearing demand	$5,562,466	$4,505,272
Savings	1,334,420	1,235,277
Interest-bearing demand	3,445,000	3,126,854
Money market	9,102,977	8,324,646
Brokered CDs	42,443	42,556
Other time	1,520,359	1,528,899
Total deposits	21,007,665	18,763,504
Customer repo sweeps	383,568	384,221
Total deposits and customer funding	$21,391,233	$19,147,725
Network transaction deposits included above in interest-bearing demand & money market	$3,174,911	$2,852,943
Brokered CDs	42,443	42,556
Total network and brokered funding	3,217,354	2,895,499
Net customer deposits and funding (1)	$18,173,879	$16,252,226
(1) Total deposits and customer funding excluding total network and brokered funding.

•	Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and non-interest bearing demand) accounts accounted for 93% of our total deposits at December 31, 2015.

•
Included in the above amounts were $3.2 billion of network deposits, primarily sourced from other financial institutions and intermediaries. At year-end these represented 15% of our deposits at December 31, 2015.

TABLE 17: Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2015
	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
	($ in Thousands)
Three months or less	$102,348	$12,954	$115,302
Over three months through six months	41,169	13,963	55,132
Over six months through twelve months	46,851	30,623	77,474
Over twelve months	185,332	32,710	218,042
Total	$375,700	$90,250	$465,950
Deposits are the Corporation’s largest source of funds. According to the FDIC 2015 U.S. Bank Branch Summary of Deposits Data, Associated Bank was the fastest growing bank operating in Wisconsin for the year ended June 30, 2015, based on deposit market share. Selected period-end deposit information is detailed in Note 7, “Deposits,” of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2015. See Table 2 for additional information on average deposit balances and deposit rates.

Other Funding Sources
Short-term funding: Short-term funding is comprised primarily of short-term FHLB advances; securities sold under agreements to repurchase; Federal funds purchased and commercial paper. Many short-term funding sources, particularly Federal funds purchased and securities sold under agreements to repurchase, are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8, “Short-term Funding” of the notes to consolidated financial statements for additional information on short-term funding. See Table 2, “Average Balances and Interest Rates” for additional information on average funding and rates.

•
Short-term funding sources at December 31, 2015 were approximately $834 million, a decrease of $234 million from December 31, 2014. The decrease in short-term funding was primarily due to decreases in FHLB advances and federal funds purchased.

Long-term funding: Long-term funding is comprised primarily of long-term FHLB advances, senior notes and subordinated notes. See Note 9, “Long-term Funding,” of the notes to consolidated financial statements for additional information on long-term funding. See Table 2, “Average Balances and Interest Rates” for additional information on average funding and rates.

•	Long-term funding at December 31, 2015, was approximately $2.7 billion, a decrease of $1.3 billion from December 31, 2014 which was attributable to early payoffs of FHLB advances.
Liquidity
The objective of liquidity management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they become due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries or acquisitions, and satisfy other operating requirements. In addition to satisfying cash flow requirements in the ordinary course of business, the Corporation actively monitors and manages its liquidity position to ensure sufficient resources are available to meet cash flow requirements in adverse situations.
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition to the dynamic scenario analysis, the Corporation’s internal liquidity management framework includes static measures of several key elements, such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are essential to maintaining cost effective access to wholesale funding markets. A downgrade in credit ratings could have an adverse impact on the Corporation’s ability to access wholesale funding. At December 31, 2015, the Corporation was in compliance with its internal liquidity objectives.
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Among other factors, the credit ratings are based on financial strength, credit quality and concentrations in the loan portfolio, the level and volatility of earnings, capital adequacy, the quality of management, the liquidity of the balance sheet, the availability of a significant base of core deposits, and the Corporation’s ability to access a broad array of wholesale funding sources. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. Ratings are subject to revision or withdrawal at any time and each rating should be evaluated independently. The credit ratings of the Parent Company and the Bank at December 31, 2015 are displayed below.
TABLE 18: Credit Ratings

	Moody’s	S&P*
Bank short-term deposits	P1	-
Bank long-term	A1	BBB+
Corporation short-term	P2	-
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable
* - Standard and Poor's
The Corporation has multiple available funding sources that could be used to manage its liquidity and provide additional financial flexibility. The Parent Company has filed a shelf registration with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies. The Parent Company also has filed a universal shelf registration statement with the SEC, under which the Parent

Company may offer securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants. The Parent Company has a $200 million commercial paper program, of which $68 million was outstanding at December 31, 2015. In addition, the Parent Company called $430 million of senior notes for redemption in February 2016. This redemption was prefunded through the November 2014 issuance of $500 million of senior and subordinated notes.
While dividends and service fees from subsidiaries and proceeds from issuance of capital are primary funding sources for the Parent Company, these sources could be limited or costly (such as by regulation or subject to the capital needs of its subsidiaries or by market appetite for bank holding company stock). The Parent Company received dividends of $205 million during 2015 from subsidiaries. See Note 19, “Regulatory Matters,” for additional information on regulatory requirements for the Bank.

The Bank has established federal funds lines with counterparty banks and has the ability to borrow from the Federal Home Loan Bank of Chicago ($2.1 billion of Federal Home Loan Bank advances were outstanding at December 31, 2015). The Bank also has significant excess loan and investment securities collateral to secure additional funding. Associated Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Investment securities are an important tool to the Corporation’s liquidity objective. As of December 31, 2015, the majority of the investment securities are classified as available for sale, with the exception of municipal securities and certain residential mortgage-related securities which are classified as held to maturity. Of the $6.1 billion investment securities portfolio at December 31, 2015, a portion of these securities were pledged to secure collateralized deposits and repurchase agreements and for other purposes as required or permitted by law. The majority of the remaining investment securities of $2.9 billion could be pledged or sold to enhance liquidity, if necessary.

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
For the year ended December 31, 2015, net cash provided by operating and financing activities was $302 million and $674 million, respectively, while investing activities used net cash of $1.5 billion, for a net decrease in cash and cash equivalents of $558 million since year-end 2014. Generally, during 2015, net assets increased to $27.7 billion (up $893 million or 3%) compared to year-end 2014, primarily due to a $1.1 billion increase in loans and a $334 million increase in investment securities. On the funding side, deposits increased $2.2 billion while short-term and long-term funding decreased $234 million and $1.3 billion, respectively.
For the year ended December 31, 2014, net cash provided by operating and financing activities was $200 million and $2.3 billion, respectively, while investing activities used net cash of $2.1 billion, for a net increase in cash and cash equivalents of $430 million since year-end 2013. Generally, during 2014, net assets increased to $26.8 billion (up $2.6 billion or 11%) compared to year-end 2013, primarily due to a $1.7 billion increase in loans and a $375 million increase in investment securities. On the funding side, deposits increased $1.5 billion and short-term and long-term funding increased $327 million and $843 million, respectively.
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

Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during 2015.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was asset sensitive at December 31, 2015, a slight decline from the prior year.
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
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income and rate sensitive noninterest items from the Corporation’s balance sheet and derivative positions under various interest rate scenarios. As the future path of interest rates is not known with certainty, we use simulation analysis to project rate sensitive income under many scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific balance sheet management strategies are also analyzed to determine their impact on NII and EAR.
Key assumptions in the simulation analysis (and in the valuation analysis discussed below) relate to the behavior of interest rates and pricing spreads, the changes in product balances, and the behavior of loan and deposit clients in different rate environments. This analysis incorporates several assumptions, the most material of which relate to the re-pricing characteristics and balance fluctuations of deposits with indeterminate or non-contractual maturities, and prepayment of loans and securities.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to instantaneous moves in benchmark interest rates from a baseline scenario. Estimated changes set forth below are dependent upon material assumptions such as those previously discussed. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
TABLE 19: Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast December 31, 2015	Static Forecast December 31, 2015	Dynamic Forecast December 31, 2014	Static Forecast December 31, 2014
Instantaneous Rate Change
100 bp increase in interest rates	1.6%	2.1%	1.6%	2.8%
200 bp increase in interest rates	3.0%	4.4%	3.4%	5.3%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis. Whereas NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Similar to the net interest income simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2015, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

TABLE 20: Market Value of Equity Sensitivity

	December 31, 2015	December 31, 2014
Instantaneous Rate Change
100 bp increase in interest rates	(1.7)%	(1.0)%
200 bp increase in interest rates	(3.7)%	(2.5)%
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

The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial real estate lending: Commercial real estate lending primarily includes commercial-based loans to investors that are secured by commercial income properties or multi-family projects. Commercial real estate loans are typically intermediate to long-term financings. Loans of this type are mainly secured by commercial income properties or multi-family projects. Credit risk is managed in a similar manner to commercial and business lending by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.
Real estate construction: Real estate construction loans are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multi-family projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.
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
Residential mortgage: Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation may also retain a portion of its 15-year and under, fixed-rate residential real estate mortgages in its loan portfolio.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity: Home equity consists of both home equity lines of credit and closed-end home equity loans, approximately 21% are first lien positions. The Corporation’s credit risk monitoring guidelines for home equity is based on an ongoing review of loan delinquency status, as well as a quarterly review of FICO score deterioration and property devaluation. The Corporation does not routinely obtain appraisals on performing loans to update LTV ratios after origination; however, the Corporation monitors the local housing markets by reviewing the various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring process. For junior lien home equity loans, the Corporation is unable to track the performance of the first lien loan if it does not own or service the first lien loan. However, the Corporation obtains a refreshed FICO score on a quarterly basis and monitors this as part of its assessment of the home equity portfolio.
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
Installment and credit cards: Installment and credit cards consist of student loans, as well as short-term and other personal installment loans and credit cards. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller retail loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
TABLE 21: Contractual Obligations and Other Commitments

December 31, 2015	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	7	$885,249	$399,712	$274,183	$3,658	$1,562,802
Short-term funding	8	834,416	—	—	—	834,416
Long-term funding	9	430,317	1,500,027	499,789	249,217	2,679,350
Operating leases	6	10,417	18,635	15,931	17,968	62,951
Commitments to extend credit	16	3,829,665	2,192,927	1,570,872	80,584	7,674,048
Total		$5,990,064	$4,111,301	$2,360,775	$351,427	$12,813,567
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 21 summarizes significant contractual obligations and other commitments at December 31, 2015, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The Corporation also has obligations under its retirement plans as described in Note 12, “Retirement Plans,” of the notes to consolidated financial statements.

As of December 31, 2015, the net liability for uncertainty in income taxes, including associated interest and penalties, was $7 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 21. See Note 13, “Income Taxes,” of the notes to consolidated financial statements for additional information and disclosure related to uncertainty in income taxes.
The Corporation may have a variety of financial transactions that, under generally accepted accounting principles, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.
The Corporation routinely enters into lending-related commitments, including commitments to extend credit, interest rate lock commitments to originate residential mortgage loans held for sale (discussed further below), commercial letters of credit, and standby letters of credit. See Note 16, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for further information on lending-related commitments.
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 21. For further information and discussion of derivative contracts, see section “Interest Rate Risk,” and Note 1, “Summary of Significant Accounting Policies,” and Note 14, “Derivative and Hedging Activities,” of the notes to consolidated financial statements.
The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis primarily to the GSEs. See Note 16, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information on residential mortgage loans sold.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies and also invests in low-income housing, and various credit projects. See Note 16, “Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities,” of the notes to consolidated financial statements for additional information on these investments. The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds. Complying with the Volcker Rule is not expected to have a material impact on the Corporation. See Part I, Item 1, “Business,” for additional information on the Volcker Rule.

Capital
TABLE 22: Capital

	At or for the Year Ended December 31,
	2015	2014	2013
	(In Thousands, except per share data)
Total stockholders’ equity	$2,937,246	$2,800,251	$2,891,290
Tangible stockholders’ equity (1)	1,951,944	1,863,646	1,950,938
Tier 1 capital (2)	2,016,861	1,868,059	1,975,182
Common equity Tier 1 (2)	1,897,944	1,808,332	1,913,320
Tangible common equity (1)	1,830,565	1,803,919	1,889,076
Total risk-based capital (2)	2,515,861	2,350,898	2,184,884
Tangible assets (1)	26,729,719	25,885,169	23,286,568
Risk weighted assets (2)	19,929,963	18,567,646	16,694,148
Market capitalization	2,835,731	2,786,303	2,829,640
Book value per common share	$18.62	$18.32	$17.40
Tangible book value per common share	12.10	12.06	11.62
Cash dividends per common share	0.41	0.37	0.33
Stock price at end of period	18.75	18.63	17.40
Low closing price for the period	16.62	15.58	13.46
High closing price for the period	20.84	19.37	17.60
Total stockholders’ equity / assets	10.60%	10.44%	11.93%
Tangible common equity / tangible assets (1)	6.85	6.97	8.11
Tangible stockholders’ equity / tangible assets (1)	7.30	7.20	8.38
Common equity Tier 1 / risk-weighted assets (2)	9.52	9.74	11.46
Tier 1 leverage ratio (2)	7.60	7.48	8.70
Tier 1 risk-based capital ratio (2)	10.12	10.06	11.83
Total risk-based capital ratio (2)	12.62	12.66	13.09
Return on average equity	6.50%	6.63%	6.52%
Return on average tangible common equity (1)	9.97	9.91	9.73
Return on average Common equity Tier 1 (2)	9.88	9.92	9.77
Return on average assets	0.70	0.76	0.81
Dividend payout ratio (3)	34.17	31.62	30.00
Common shares outstanding (period end)	151,239	151,542	164,139
Basic common shares outstanding (average)	149,350	157,286	165,584
Diluted common shares outstanding (average)	150,603	158,254	165,802
Tangible Common Equity and Common Equity Tier 1 Reconciliation (1) (2)
Common equity	$2,815,867	$2,740,524	$2,829,428
Goodwill and other intangible assets	(985,302)	(936,605)	(940,352)
Tangible common equity	1,830,565	1,803,919	1,889,076
Accumulated other comprehensive income	32,616	4,850	24,244
Deferred tax assets/deferred tax liabilities, net	34,763	(437)	—
Common equity Tier 1	$1,897,944	$1,808,332	$1,913,320
Average Tangible Common Equity and Common Equity Tier 1 Reconciliation (1) (2)
Common equity	$2,799,150	$2,810,872	$2,829,300
Goodwill and other intangible assets	(982,454)	(938,472)	(942,472)
Tangible common equity	1,816,696	1,872,400	1,886,828
Accumulated other comprehensive income	(9,059)	(1,651)	(2,712)
Deferred tax assets/deferred tax liabilities, net	25,960	(140)	(5,745)
Average common equity Tier 1	$1,833,597	$1,870,609	$1,878,371

(1)
The ratios tangible common equity to tangible assets and tangible equity to tangible assets exclude goodwill and other intangible assets, which is a non-GAAP financial measure. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. See Note 5 for additional information on goodwill, core deposit intangibles, and other intangibles.

(2)
The Federal Reserve establishes regulatory capital adequacy requirements, including well-capitalized standards for the Corporation. Prior to 2015, the regulatory capital requirements effective for the Corporation followed the Capital Accord of the Basel Committee on Banking Supervision ("Basel I"). Beginning January 1, 2015, the regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These non-GAAP regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies.

(3)	Ratio is based upon basic earnings per common share.

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

During 2015, the Corporation repurchased $93 million, or approximately 5 million shares of common stock, at an average cost of $18.73 per share. The Corporation also repurchased $1 million, or approximately 50,000 depositary shares, each representing a 1/40th interest in a share of 8.00% Non-Cumulative Perpetual Preferred Stock, Series B, during 2015. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for information on the common stock and preferred stock repurchased during the fourth quarter of 2015. See section, "Recent Developments," for stock repurchases subsequent to December 31, 2015. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Basel III Capital Rules.  In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations that would implement the Basel III capital framework and certain provisions of the Dodd-Frank Act. See Part I, Item 1, “Business,” for additional information on Basel III and the Dodd-Frank Act.
Management believes that, as of December 31, 2015, the Corporation and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.
Segment Review
As discussed in Note 21, “Segment Reporting,” of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services.
The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 1, “Summary of Significant Accounting Policies,” and Note 21, “Segment Reporting,” of the notes to consolidated financial statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2015, certain organizational and methodology changes were made and, accordingly, 2014 and 2013 results have been restated and presented on a comparable basis.
Segment Review 2015 Compared to 2014
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $114 million in 2015, up $13 million compared to $101 million in 2014. Segment revenue increased $11 million to $357 million in 2015 compared to $346 million in 2014 primarily due to to growth in average loan balances, partially offset by lower spreads on loan products. The credit provision decreased $5 million in 2015 due to improvement in the loan credit quality. Average loan balances were $9.4 billion for 2015, up $459 million from an average balance of $8.9 billion for 2014. Average deposit balances were $5.9 billion in 2015, up $708 million from average deposits of $5.1 billion in 2014. Average allocated capital increased $74 million to $977 million in 2015, reflecting the increase in segment's loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business Banking segment had net income of $63 million in 2015, up $34 million compared to $29 million in 2014. Earnings increased as segment revenue increased $83 million to $615 million in 2015, primarily due to higher insurance commissions from the Ahmann & Martin Co. acquisition, higher mortgage banking income as well as changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision increased $2 million to $26 million for 2015, due to loan growth, partially offset by improving credit quality. Total noninterest expense for 2015 was $492 million, up $29 million from $463 million in 2014, primarily due to the Ahmann & Martin Co. acquisition. Average loan balances were $8.8 billion for 2015, up $969 million from an average balance of $7.8 billion for 2014. Average deposit balances were $10.9 billion in 2015, up $837 million from average deposits of $10.1 billion in 2014. Average allocated capital increased $76 million to $640 million in 2015, reflecting the increase in segment's loan balances.
The Risk Management and Shared Services segment had net income of $12 million in 2015, down $49 million compared to $61 million in 2014. The decrease was due to a $57 million decrease in net interest income related to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer, and Business segments. Average earning asset balances were $6.4 billion for 2015, up $385 million from an average balance of $6.0 billion in 2014, primarily in investment securities. Average deposits were $3.1 billion in 2015, up $711 million from 2014. Average allocated capital decreased $187 million to $216 million for 2015.
Segment Review 2014 Compared to 2013
The Corporate and Commercial Specialty segment had net income of $101 million in 2014, down $12 million compared to $113 million in 2013. Segment revenue decreased $24 million to $346 million in 2014 compared to $370 million in 2013, primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision decreased $8 million in 2014 due to improvement in the loan credit quality. Average loan balances were $8.9 billion for 2014, up $482 million from an average balance of $8.4 billion for 2013, while average deposit balances were $5.1 billion in 2014, down $331 million from average deposits of $5.5 billion in 2013. Average allocated capital increased $3 million to $904 million for 2014.
The Community, Consumer, and Business Banking segment had net income of $29 million in 2014, down $15 million compared to $44 million in 2013. Earnings decreased as segment revenue declined $34 million to $532 million for 2014, primarily due to lower mortgage banking income as refinancing activity has slowed and changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits. The credit provision increased $4 million to $24 million for 2014, due to loan growth. Total noninterest expense for 2014 was $463 million, down $14 million from $477 million in 2013, primarily due to lower occupancy costs, reflecting a reduction in our branch network from branch closures and a reduction in full time time equivalent employees. Average loan balances were $7.8 billion in 2014, up $614 million from an average balance of $7.2 billion for 2013, and average deposits were $10.1 billion in 2014, up $386 million from 2013. Average allocated capital decreased $6 million to $564 million for 2014.
The Risk Management and Shared Services segment had net income of $61 million in 2014, up $29 million compared to $31 million in 2013. The increase was due to a $68 million increase in net interest income primarily due to changes in the long-term funding rates utilized in the funds transfer pricing methodology for allocating interest credits to the Corporate and Commercial Specialty and Community, Consumer and Business segments. Average earning asset balances were $6.0 billion for 2014, up $681 million from an average balance of $5.3 billion in 2013, and average deposits were $2.4 billion in 2014, up $154 million from 2013. Average allocated capital decreased $5 million to $403 million for 2014.
TABLE 23: Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2015 and 2014.

	2015 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Net interest income	$171,468	$170,509	$166,488	$167,813
Provision for credit losses	20,000	8,000	5,000	4,500
Income before income taxes	58,472	70,989	71,193	69,134
Net income available to common equity	40,593	47,254	47,855	45,444
Basic earnings per common share	$0.27	$0.31	$0.32	$0.30
Diluted earnings per common share	$0.27	$0.31	$0.31	$0.30
	2014 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, except per share data)
Net interest income	$174,661	$172,630	$168,703	$164,973
Provision for credit losses	5,000	1,000	5,000	5,000
Income before income taxes	67,499	74,685	68,025	65,836
Net income available to common equity	47,513	48,952	45,087	43,955
Basic earnings per common share	$0.31	$0.31	$0.28	$0.27
Diluted earnings per common share	$0.31	$0.30	$0.28	$0.27

2014 Compared to 2013

Net income available to common equity for 2014 was $186 million, or diluted earnings per common share of $1.16. In comparison, net income available to common equity for 2013 was $184 million, or diluted earnings per common share of $1.10. Cash dividends increased to $0.37 per common share in 2014, an increase of 12% compared to cash dividends of $0.33 per common share in 2013. Key factors behind these results are discussed below.

•
Credit quality continued to improve during 2014, with net charge offs to average loans declining to 0.09%, compared to a net charge off ratio of 0.25% for 2013. Nonaccrual loans were $177 million at December 31, 2014, a decrease of $8 million (4%) from December 31, 2013. Potential problem loans declined to $190 million, a decrease of $45 million (19%) from December 31, 2013. At December 31, 2014, the allowance for loan losses to total loans ratio was 1.51%, covering 150% of nonaccrual loans, compared to 1.69% at December 31, 2013, covering 145% of nonaccrual loans.

•
At December 31, 2014, total loans were $17.6 billion, up $1.7 billion (11%) from December 31, 2013, with growth in most loan categories. Total deposits at December 31, 2014 were $18.8 billion, up $1.5 billion (9%) from December 31, 2013 (primarily due to an increase in money market deposits).

•
Fully tax-equivalent net interest income was $700 million for 2014, $35 million (5%) higher than 2013, including favorable volume variances (increasing fully tax-equivalent net interest income by $40 million), partially offset by unfavorable rate variances (decreasing fully tax-equivalent net interest income by $5 million). The net interest margin for 2014 was 3.08%, 9 bp lower than 3.17% in 2013, attributable to an 6 bp decrease in interest rate spread, and a 3 bp decrease in contribution from net free funds.

•
Average earning assets of $22.8 billion in 2014 were $1.8 billion (8%) higher than 2013. Average loans increased $1.2 billion (8%), while average securities and short-term investments increased $604 million. Average interest-bearing liabilities of $17.8 billion in 2014 were up $1.9 billion (12%) versus 2013. On average, interest-bearing deposits increased $246 million, while average noninterest-bearing demand deposits decreased by $37 million. Average short and long-term funding increased $1.6 billion, consisting of a $2.1 billion increase in long-term funding, partially offset by a $505 million decrease in short-term funding.

•
Noninterest income was $290 million for 2014, down $23 million (7%) from 2013. Net mortgage banking income was $21 million for 2014, down $28 million (56%) from 2013. Collectively, all remaining noninterest income categories were up modestly (2%) compared to 2013.

•
Noninterest expense for 2014 was $679 million, down $1 million from 2013. Personnel expense was $390 million, down $7 million (2%) versus 2013, while nonpersonnel noninterest expense on an aggregate basis was up modestly (2%) compared to 2013.

•	Income tax expense for 2014 was $86 million, compared to income tax expense of $79 million for 2013. The effective tax rate was 31.0% for 2014, compared to an effective rate of 29.6% for 2013.

Recent Developments
During January 2016, the Corporation repurchased approximately $12 million of common stock in open market purchases and repurchased another approximately $8 million of common stock in an accelerated share repurchase program. After these common stock repurchases, the Corporation has $88 million remaining under repurchase authorizations previously approved by the Board of Directors.
On February 2, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.11 per common share, payable on March 15, 2016, to shareholders of record at the close of business on March 1, 2016. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Non-Cumulative Perpetual Preferred Stock and a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Non-Cumulative Perpetual Preferred Stock payable on March 15, 2016, to shareholders of record at the close of business on March 1, 2016. These cash dividends have not been reflected in the accompanying consolidated financial statements.
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
Allowance for Loan Losses:  Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate as recorded in the consolidated financial statements. See Note 1, “Summary of Significant Accounting Policies,” and Note 4, “Loans,” of the notes to consolidated financial statements as well as the “Allowance for Credit Losses” section.
Goodwill Impairment Assessment:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment test in May 2015, utilizing a qualitative assessment. See Note 1, “Summary of Significant Accounting Policies,” for the Corporation's accounting policy on goodwill and see Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements for a detailed discussion of the factors considered by management in the qualitative assessment. Based on this assessment, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2015 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2015, 2014, or 2013.
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
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at December 31, 2015, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 13%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 10%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $1 million at December 31, 2015. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing right asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See also Note 1, “Summary of Significant Accounting Policies,” and Note 5, “Goodwill and Intangible Assets,” of the notes to consolidated financial statements and section "Noninterest Income."
Income Taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes and regulations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s deferred tax assets. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated financial statements. See also Note 13, “Income Taxes,” of the notes to consolidated financial statements and section “Income Taxes.”
Future Accounting Pronouncements
New accounting policies adopted by the Corporation during 2015 are discussed in Note 1, “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.
In January 2016, the FASB issued an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In September 2015, the FASB issued an amendment to simplify the accounting for measurement adjustments to prior business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The aquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this amendment with earlier application permitted for financial statements that have not been issued. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and with no expected material impact on its results of operations, financial position, and liquidity.
In May 2015, the FASB issued an amendment to eliminate the requirement to categorize investments measured using the net asset value per share ("NAV") practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. The new guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, with no material impact on its results of operations, financial position, or liquidity.
In April 2015, the FASB issued an amendment to provide guidance to customers about whether a cloud computing arrangement included a software license. If the cloud computing arrangement includes a software license, then the customer should account for the software license element consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Entities may apply the amendment prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and with no expected material impact on its results of operations, financial position, and liquidity.
In April 2015, the FASB issued an amendment to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB expanded this amendment to include SEC staff views related to debt issuance costs associated with line-of-credit arrangements.The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities should apply the amendment retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and with no expected material impact on its results of operations, financial position, and liquidity.
In February 2015, the FASB issued an amendment to modify existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate legal entities. The new standard will place more emphasis on risk of loss when determining a controlling financial interest. Frequency in the application of related-party guidance for determining a controlling financial interest will be reduced. Also, consolidation conclusions for public and private companies among several industries that make use of limited partnerships or VIEs will be changed. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities may apply the amendment using a modified retrospective approach or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, including adoption in an interim period. The Corporation intends to adopt the accounting standard during the first quarter of 2016, as required, and with no expected material impact on its results of operations, financial position, and liquidity.
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
In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment was originally effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods); however, in July 2015, the FASB approved a one year deferral of the effective date to December 31, 2017. Early application is not permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.

ITEM 7A.	QUANTITATIVEAND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is set forth in Item 7 under the captions “Quantitative and Qualitative Disclosures about Market Risk” and “Interest Rate Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$374,921	$444,113
Interest-bearing deposits in other financial institutions	79,764	571,924
Federal funds sold and securities purchased under agreements to resell	19,000	16,030
Investment securities held to maturity, at amortized cost	1,168,230	404,455
Investment securities available for sale, at fair value	4,967,414	5,396,812
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	147,240	189,107
Loans held for sale	124,915	154,935
Loans	18,714,343	17,593,846
Allowance for loan losses	(274,264)	(266,302)
Loans, net	18,440,079	17,327,544
Premises and equipment, net	267,606	274,688
Goodwill	968,844	929,168
Mortgage servicing rights	61,341	60,145
Other intangible assets	16,458	7,437
Trading assets	32,192	35,163
Other assets	1,047,017	1,010,253
Total assets	$27,715,021	$26,821,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$5,562,466	$4,505,272
Interest-bearing deposits	15,445,199	14,258,232
Total deposits	21,007,665	18,763,504
Federal funds purchased and securities sold under agreements to repurchase	431,438	493,991
Other short-term funding	402,978	574,297
Long-term funding	2,679,350	3,930,117
Trading liabilities	33,430	37,329
Accrued expenses and other liabilities	222,914	222,285
Total liabilities	24,777,775	24,021,523
Stockholders’ equity
Preferred equity	121,379	59,727
Common stock	1,642	1,665
Surplus	1,458,522	1,484,933
Retained earnings	1,593,239	1,497,818
Accumulated other comprehensive loss	(32,616)	(4,850)
Treasury stock, at cost	(204,920)	(239,042)
Total stockholders’ equity	2,937,246	2,800,251
Total liabilities and stockholders’ equity	$27,715,021	$26,821,774
Preferred shares issued	125,114	61,356
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	164,200,068	166,544,252
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	12,960,636	15,002,318
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$615,627	$598,582	$587,526
Interest and dividends on investment securities:
Taxable	100,292	102,464	88,919
Tax exempt	31,152	29,064	27,345
Other interest	6,591	6,635	5,193
Total interest income	753,662	736,745	708,983
INTEREST EXPENSE
Interest on deposits	33,125	26,294	31,267
Interest on Federal funds purchased and securities sold under agreements to repurchase	943	1,219	1,322
Interest on other short-term funding	465	785	1,519
Interest on long-term funding	42,851	27,480	29,332
Total interest expense	77,384	55,778	63,440
NET INTEREST INCOME	676,278	680,967	645,543
Provision for credit losses	37,500	16,000	10,100
Net interest income after provision for credit losses	638,778	664,967	635,443
NONINTEREST INCOME
Trust service fees	48,840	48,403	45,633
Service charges on deposit accounts	65,471	68,779	70,009
Card-based and other nondeposit fees	51,325	49,512	49,913
Insurance commissions	75,363	44,421	44,024
Brokerage and annuity commissions	15,378	16,089	14,877
Total core fee-based revenue	256,377	227,204	224,456
Mortgage banking, net	32,263	21,320	48,847
Capital market fees, net	10,752	9,973	13,080
Bank owned life insurance income	9,796	13,576	11,855
Asset gains, net	1,592	10,288	5,413
Investment securities gains, net	8,133	494	564
Other	9,496	7,464	8,884
Total noninterest income	328,409	290,319	313,099
NONINTEREST EXPENSE
Personnel expense	404,741	390,399	397,015
Occupancy	60,896	57,677	59,409
Equipment	23,209	24,784	25,351
Technology	60,613	55,472	49,445
Business development and advertising	25,772	26,144	23,346
Other intangible amortization	3,094	3,747	4,043
Loan expense	14,102	13,866	13,162
Legal and professional fees	17,052	17,485	20,226
Foreclosure / OREO expense	4,494	6,722	10,068
FDIC expense	26,000	23,761	19,461
Other	57,426	59,184	59,123
Total noninterest expense	697,399	679,241	680,649
Income before income taxes	269,788	276,045	267,893
Income tax expense	81,487	85,536	79,201
Net income	188,301	190,509	188,692
Preferred stock dividends	7,155	5,002	5,158
Net income available to common equity	$181,146	$185,507	$183,534
Earnings per common share:
Basic	$1.20	$1.17	$1.10
Diluted	$1.19	$1.16	$1.10
Average common shares outstanding:
Basic	149,350	157,286	165,584
Diluted	150,603	158,254	165,802
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	($ in Thousands)
Net income	$188,301	$190,509	$188,692
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(37,873)	49,038	(158,207)
Net unrealized gains on available for sale securities transferred to held to maturity securities	16,879	—	—
Reclassification adjustment for net gains realized in net income	(8,133)	(494)	(564)
Income tax (expense) benefit	11,074	(18,636)	61,266
Other comprehensive income (loss) on investment securities available for sale	(18,053)	29,908	(97,505)
Defined benefit pension and postretirement obligations:
Prior service cost, net of amortization	50	58	72
Net gain (loss), net of amortization	(15,636)	(17,079)	40,148
Income tax (expense) benefit	5,873	6,507	(15,562)
Other comprehensive income (loss) on pension and postretirement obligations	(9,713)	(10,514)	24,658
Total other comprehensive income (loss)	(27,766)	19,394	(72,847)
Comprehensive income	$160,535	$209,903	$115,845

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2012	65	$63,272	175,013	$1,750	$1,602,136	$1,281,811	$48,603	$(61,173)	$2,936,399
Comprehensive income:
Net income	—	—	—	—	—	188,692	—	—	188,692
Other comprehensive loss	—	—	—	—	—	—	(72,847)	—	(72,847)
Comprehensive income									115,845
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	989	(17,630)	—	25,946	9,305
Purchase of treasury stock	—	—	—	—	—	—	—	(123,349)	(123,349)
Cash dividends:
Common stock, $0.33 per share	—	—	—	—	—	(54,991)	—	—	(54,991)
Preferred stock	—	—	—	—	—	(5,158)	—	—	(5,158)
Purchase of preferred stock	(1)	(1,410)	—	—	—	(216)	—	—	(1,626)
Stock-based compensation expense, net	—	—	—	—	14,840	—	—	—	14,840
Tax impact of stock-based compensation	—	—	—	—	25	—	—	—	25
Balance, December 31, 2013	64	$61,862	175,013	$1,750	$1,617,990	$1,392,508	$(24,244)	$(158,576)	$2,891,290
Comprehensive income:
Net income	—	—	—	—	—	190,509	—	—	190,509
Other comprehensive income	—	—	—	—	—	—	19,394	—	19,394
Comprehensive income									209,903
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	2,553	(21,171)	—	31,846	13,228
Purchase of common stock returned to authorized but unissued	—	—	(8,469)	(85)	(150,413)	—	—	—	(150,498)
Purchase of treasury stock	—	—	—	—	—	—	—	(112,312)	(112,312)
Cash dividends:
Common stock, $0.37 per share	—	—	—	—	—	(58,710)	—	—	(58,710)
Preferred stock	—	—	—	—	—	(5,002)	—	—	(5,002)
Purchase of preferred stock	(2)	(2,135)	—	—	—	(316)	—	—	(2,451)
Stock-based compensation expense, net	—	—	—	—	16,091	—	—	—	16,091
Tax impact of stock-based compensation	—	—	—	—	(1,288)	—	—	—	(1,288)
Balance, December 31, 2014	62	$59,727	166,544	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income:
Net income	—	—	—	—	—	188,301	—	—	188,301
Other comprehensive loss	—	—	—	—	—	—	(27,766)	—	(27,766)
Comprehensive income									160,535
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	3,316	(22,538)	—	39,276	20,054
Acquisition of Ahmann & Martin Co.	—	—	2,621	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	—	(4,965)	(49)	(92,951)	—	—	—	(93,000)
Purchase of treasury stock	—	—	—	—	—	—	—	(5,154)	(5,154)
Cash dividends:
Common stock, $0.41 per share	—	—	—	—	—	(62,400)	—	—	(62,400)
Preferred stock	—	—	—	—	—	(7,155)	—	—	(7,155)
Issuance of preferred stock	65	62,966	—	—	—	—	—	—	62,966
Purchase of preferred stock	(2)	(1,209)	—	—	—	(126)	—	—	(1,335)
Other	—	(105)	—	—	—	(661)	—	—	(766)
Stock-based compensation expense, net	—	—	—	—	18,202	—	—	—	18,202
Tax benefit of stock-based compensation	—	—	—	—	1,518	—	—	—	1,518
Balance, December 31, 2015	125	$121,379	164,200	$1,642	$1,458,522	$1,593,239	$(32,616)	$(204,920)	$2,937,246
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$188,301	$190,509	$188,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	37,500	16,000	10,100
Depreciation and amortization	47,168	50,281	49,711
(Recovery of) addition to valuation allowance on mortgage servicing rights, net	(425)	321	(14,563)
Amortization of mortgage servicing rights	11,601	11,067	15,488
Amortization of other intangible assets	3,094	3,747	4,043
Amortization and accretion on earning assets, funding, and other, net	39,806	28,145	44,965
Deferred income taxes	(3,522)	9,890	25,920
Tax impact of stock based compensation	1,518	(1,288)	25
Gain on sales of investment securities, net	(8,133)	(494)	(564)
Gain on sales of assets and impairment write-downs, net	(1,592)	(10,288)	(5,413)
Gain on mortgage banking activities, net	(20,258)	(13,765)	(34,268)
Mortgage loans originated and acquired for sale	(1,228,106)	(1,069,852)	(2,304,006)
Proceeds from sales of mortgage loans held for sale	1,241,012	1,010,167	2,516,690
Pension contributions	—	(21,000)	(28,000)
(Increase) decrease in interest receivable	395	(1,264)	2,078
Increase (decrease) in interest payable	3,898	1,536	(2,214)
Other, net	(10,513)	(4,203)	9,274
Net cash provided by operating activities	301,744	199,509	477,958
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,136,793)	(1,736,571)	(593,591)
Purchases of:
Available for sale securities	(2,859,793)	(1,096,410)	(1,954,936)
Held to maturity securities	(250,767)	(229,795)	(135,785)
Federal Home Loan Bank and Federal Reserve Bank stocks	(35,647)	(7,857)	(28,399)
Premises, equipment, and software, net of disposals	(54,636)	(50,396)	(67,723)
Other assets	(15,187)	(4,496)	(2,098)
Proceeds from:
Sales of available for sale securities	1,601,947	102,011	136,152
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	77,514	—	14,399
Prepayments, calls, and maturities of available for sale securities	1,099,625	862,037	1,298,077
Prepayments, calls, and maturities of held to maturity securities	17,013	6,420	—
Prepayments, calls and maturities of other assets	21,236	36,452	41,668
Sales of loans originated for investment	—	—	39,002
Net cash received in acquisition	1,132	—	—
Net cash used in investing activities	(1,534,356)	(2,118,605)	(1,253,234)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,244,161	1,496,337	394,340
Net decrease in deposits due to branch sales	—	—	(65,430)
Net increase (decrease) in short-term funding	(233,872)	327,362	(1,586,013)
Repayment of long-term funding	(1,500,035)	(155,066)	(427,430)
Proceeds from issuance of long-term funding	250,000	996,030	2,500,000
Proceeds from issuance of preferred shares	62,966	—	—
Proceeds from issuance of common stock for stock-based compensation plans	20,054	13,228	9,305
Purchase of preferred stock	(1,335)	(2,451)	(1,626)
Purchase of common stock returned to authorized but unissued	(93,000)	(150,498)	—
Purchase of treasury stock	(5,154)	(112,312)	(123,349)
Cash dividends on common stock	(62,400)	(58,710)	(54,991)
Cash dividends on preferred stock	(7,155)	(5,002)	(5,158)
Net cash provided by financing activities	674,230	2,348,918	639,648
Net increase (decrease) in cash and cash equivalents	(558,382)	429,822	(135,628)
Cash and cash equivalents at beginning of period	1,032,067	602,245	737,873
Cash and cash equivalents at end of period	$473,685	$1,032,067	$602,245
Supplemental disclosures of cash flow information:
Cash paid for interest	$73,054	$54,330	$65,552
Cash paid for income taxes	84,407	72,431	49,200
Loans and bank premises transferred to other real estate owned	10,988	21,413	26,151
Capitalized mortgage servicing rights	12,372	8,253	18,256
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	4,590	—	—
Fair value ascribed to goodwill and intangible assets	51,791	—	—
Fair value of liabilities assumed	12,851	—	—
Common stock issued in acquisition	43,530	—	—
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014, and 2013
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
During the third quarter of 2015, the Corporation reclassified all closed end first lien home equity loans to residential mortgage loans in order to better align with the Corporation's regulatory reporting of residential mortgage loan products. All prior periods have been restated to reflect this change. As a result, the restated home equity loan portfolio is $1.1 billion at December 31, 2014, compared to the originally reported amount of $1.6 billion. Similarly, the restated residential mortgage loan portfolio is $5.1 billion at December 31, 2014, compared to the originally reported amount of $4.5 billion.
Investment Securities
Securities are classified as held to maturity or available for sale at the time of purchase. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of other comprehensive income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Realized gains or losses on investment security sales (using specific identification method) are included in investment securities gains (losses), net, in the consolidated statements of income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield.
In certain situations, management may elect to transfer certain investment securities from the available for sale classification to the held to maturity classification. In such cases, the investment securities are reclassified at fair value at the time of transfer. Any unrealized gain or loss included in accumulated other comprehensive income (loss) at the time of transfer is retained therein and amortized over the remaining life of the investment security as an adjustment to yield.
Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the investment security is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, the Corporation considers the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. Declines in value determined to be other-than-temporary are included in investment securities gains (losses), net, in the consolidated statements of income. See Note 3 for additional information on investment securities.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks
The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. See Note 3 for additional information on the FHLB and Federal Reserve Bank Stocks.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the effective interest method. An allowance for loan losses is established for estimated credit losses in the loan portfolio. See Allowance for Loan Losses below for further policy discussion.
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
While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the loan (i.e., after charge off of identified losses, if any) is deemed to be fully collectible. The determination as to the ultimate collectability of the loan's remaining recorded investment must be supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained repayment performance, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A sustained period of repayment performance generally would be a minimum of six months. See Note 4 for additional information on loans.

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
All restructured loans are disclosed as restructured loans in the calendar year of restructuring. In subsequent years, a restructured loan modified at a market rate that has performed according to the modified terms for at least six months will cease being disclosed as a restructured loan. A loan that has been modified at a below market rate will return to performing status if it satisfies the six month performance requirement; however, it will remain classified as a restructured loan. See Note 4 for additional information on restructured loans.
Loans Held for Sale
Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds estimated fair value is accounted for as a market valuation adjustment to the carrying value of the loans. Changes, if any, in the market valuation adjustment are included in mortgage banking, net, in the consolidated statements of income. At December 31, 2015, the carrying value of loans held for sale included a market valuation adjustment of $155,000, while at December 31, 2014, there was no market valuation adjustment to loans held for sale.
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
The methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, is based upon management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful, or loss). The methodology also focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Because each of the criteria used is subject to change, the analysis of the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.
Management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. This determination is based on management's review of current information and other events regarding the borrowers’ ability to repay their obligations. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. When an individual loan is determined to be impaired, the allowance for loan losses attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of impairment is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity, installment loans and credit cards, are collectively evaluated for impairment. Interest income on impaired loans is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible.
Management believes that the level of the allowance for loan losses is appropriate. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating cash flow, and changes in economic conditions that affect our customers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations. See Loans and Troubled Debt Restructurings above for further policy discussion and see Note 4 for additional information on the allowance for loan losses.
Other Real Estate Owned
Other real estate owned is included in other assets in the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. Other real estate owned is recorded at the fair value of the underlying property collateral, less estimated selling costs. This fair value becomes the new cost basis for the foreclosed asset. The initial write-down, if any, will be recorded as a charge off against the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed as incurred. Other real estate owned also includes bank premises formerly but no longer used for banking as well as property originally acquired for future expansion but no longer intended to be used for that purpose. Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred. Other real estate owned totaled $15 million and $17 million at December 31, 2015 and 2014, respectively.
Allowance for Unfunded Commitments
The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities in the consolidated balance sheets. The determination of the appropriate level of the allowance for unfunded commitments is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the allowance for unfunded commitments are included in the provision for credit losses in the consolidated statements of income. See Note 4 and Note 16 for additional information on the allowance for unfunded commitments.
Mortgage Repurchase Reserve
The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under the usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the Government Sponsored Enterprises ("GSE"). The Corporation’s agreements to sell residential mortgage loans usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability, which if subsequently untrue or breached, could require the Corporation to indemnify or repurchase certain loans affected. To a much lesser degree, the Corporation may sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby indemnification or repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. The balance in the repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan (“put back” requests), as well as loss reimbursements, indemnification, and other settlement resolutions (“make whole” payments). See Note 16 for additional information on the mortgage repurchase reserve.
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

Goodwill and Intangible Assets
Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 12 years and 14 years for 2015 and 2014, respectively). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary. If the carrying value of a reporting unit exceeds its calculated fair value, the impairment test continues (“step two”) by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill. The adjusted goodwill balance is the implied fair value of the goodwill. An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill. See Note 5 for additional information on goodwill and other intangible assets.
Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, in the consolidated balance sheets.
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
It is the Corporation’s policy to provide for uncertainty in income taxes as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2015 and 2014, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit was established or is required to pay amounts in excess of the liability established, the Corporation’s effective tax rate in a given financial statement period may be effected. See Note 13 for additional information on income taxes.
Derivative and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in other comprehensive income and the ineffective portions of changes in the fair value of a derivative instrument are recognized in current period earnings as an adjustment to the related income statement account. Amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. For a derivative is designated as a free-standing derivative instrument, changes in fair value are reported in current period earnings. At December 31, 2015 and 2014, the Corporation only had free-standing derivative instruments to facilitate customer borrowing activity. These free-standing derivative instruments included: interest rate risk management, commodity hedging, and foreign currency exchange solutions. See Note 14 for additional information on derivative and hedging activities.
Retirement Plans
The funded status of the retirement plans are recognized as an asset or liability in the consolidated balance sheets, and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of fiscal year end. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Corporation monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated. See Note 12 for additional information on the Corporation’s retirement plans.

Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted common stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Beginning with the 2014 grants, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense in the consolidated statements of income. See Note 11 for additional information on stock-based compensation.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in net unrealized gain / loss on securities available for sale and changes in net actuarial gain / loss on defined benefit post-retirement plans. Comprehensive income is reported in the accompanying consolidated statements of changes in stockholder’s equity and consolidated statements of comprehensive income. See Note 22 for additional information on accumulated other comprehensive income (loss).
Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). As there is no active market for many of the Corporation’s financial instruments, estimates are made using discounted cash flow or other valuation techniques. Inputs into the valuation methods are subjective in nature, involve uncertainties, and require significant judgment and therefore cannot be determined with precision. Accordingly, the derived fair value estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. Assets and liabilities are categorized into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy in which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Corporation’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. See Note 18 for additional information on fair value measurements. Below is a brief description of each fair value level.
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
Earnings Per Common Share
Earnings per common share are calculated utilizing the two-class method. Basic earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock awards, and outstanding common stock warrants). See Note 20 for additional information on earnings per common share.
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
In May 2015, the FASB issued an amendment to its current guidance regarding pushdown accounting for newly acquired businesses. The amendment eliminates the SEC guidance on pushdown accounting from the Accounting Standards Codification. The amendments align the FASB’s codification with the related material in the SEC's staff accounting bulletin (SAB) No. 115. SAB 115 rescinds portions of the interpretive guidance included in the SEC's Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, Pushdown Accounting, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Corporation adopted the accounting standard during the second quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity.
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
In June 2014, the FASB issued an amendment to clarify the current accounting and disclosures for certain repurchase agreements. The amendments in this update require two accounting changes: (1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update also require additional disclosures for certain transactions on the transfer of financial assets, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment was effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Corporation adopted the accounting standard during the first quarter of 2015, as required, with no material impact on its results of operations, financial position, or liquidity. See Note 8 for the new repurchase agreement disclosures.
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
NOTE 2 ACQUISITION:
On February 17, 2015, the Corporation acquired Ahmann & Martin Co., a risk and employee benefits consulting firm based in Minnesota. The firm merged into Associated Financial Group, LLC, the Corporation's insurance brokerage subsidiary. The Corporation's acquisition of Ahmann & Martin Co. enhances the Corporation's ability to offer clients unique, comprehensive solutions to meet their insurance and financial risk management needs. The transaction was valued at approximately $48 million with the opportunity to increase the consideration by $8 million should certain contingencies be met over a defined period.
The transaction was accounted for using the acquisition method of accounting and as such, assets acquired, liabilities assumed and consideration exchanged were recorded at their estimated fair value on the acquisition date. Goodwill from the acquisition represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. As a result of the acquisition, the Corporation recorded goodwill of approximately $40 million and other intangible assets of approximately $12 million. Goodwill was assigned to the Corporation's Community, Consumer, and Business segment. See Note 5 for additional information on goodwill and other intangible assets.

NOTE 3 INVESTMENT SECURITIES:
Investment securities are generally classified as available for sale or held to maturity at the time of purchase. See Note 1 for the Corporation’s accounting policy for investment securities. The majority of the Corporation's investment securities are mortgage-related securities issued by the Government National Mortgage Association (“GNMA”) or government-sponsored enterprises ("GSE") such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The amortized cost and fair values of securities available for sale and held to maturity were as follows.

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$999	$—	$(2)	$997
Residential mortgage-related securities:
FNMA / FHLMC	1,388,995	33,791	(8,160)	1,414,626
GNMA	1,605,956	507	(16,460)	1,590,003
Private-label	1,722	1	(14)	1,709
GNMA commercial mortgage-related securities	1,982,477	1,334	(28,501)	1,955,310
Other securities (debt and equity)	4,718	51	—	4,769
Total investment securities available for sale	$4,984,867	$35,684	$(53,137)	$4,967,414
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$1,043,767	$16,803	$(339)	$1,060,231
Residential mortgage-related securities:
FNMA / FHLMC	41,469	513	(645)	41,337
GNMA	82,994	189	(309)	82,874
Total investment securities held to maturity	$1,168,230	$17,505	$(1,293)	$1,184,442

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$999	$—	$(1)	$998
Municipal securities	560,839	21,869	(29)	582,679
Residential mortgage-related securities:
FNMA / FHLMC	3,534,240	59,640	(30,423)	3,563,457
GNMA	165,863	1,596	(127)	167,332
Private-label	2,297	7	(10)	2,294
GNMA commercial mortgage-related securities	1,097,913	1,922	(25,942)	1,073,893
Other securities (debt and equity)	6,108	51	—	6,159
Total investment securities available for sale	$5,368,259	$85,085	$(56,532)	$5,396,812
Investment securities held to maturity:
Municipal securities	$404,455	$9,444	$(832)	$413,067
Total investment securities held to maturity	$404,455	$9,444	$(832)	$413,067
During the fourth quarter of 2015, the Corporation reclassified approximately $400 million of municipal securities and $125 million of mortgage-related securities from available for sale to held to maturity. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity.

The amortized cost and fair values of investment securities available for sale and held to maturity at December 31, 2015, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,500	$1,515	$42,841	$26,761
Due after one year through five years	4,199	4,197	244,257	255,899
Due after five years through ten years	—	—	253,429	261,934
Due after ten years	—	—	503,240	515,637
Total debt securities	5,699	5,712	1,043,767	1,060,231
Residential mortgage-related securities:
FNMA / FHLMC	1,388,995	1,414,626	41,469	41,337
GNMA	1,605,956	1,590,003	82,994	82,874
Private-label	1,722	1,709	—	—
GNMA commercial mortgage-related securities	1,982,477	1,955,310	—	—
Equity securities	18	54	—	—
Total investment securities	$4,984,867	$4,967,414	$1,168,230	$1,184,442
Ratio of Fair Value to Amortized Cost		99.6%		101.4%

During 2015, the Corporation restructured its investment securities portfolio and sold approximately $1.6 billion of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating an $8 million net gain on sale. This restructuring lowered risk weighted assets and related capital requirements.
Total proceeds and gross realized gains and losses from sales of investment securities for each of the three years ended December 31 were as follows. There were no other-than-temporary impairment write-downs on investment securities for 2015, 2014, or 2013.

	2015	2014	2013
	($ in Thousands)
Gross gains	$12,270	$1,184	$637
Gross losses	(4,137)	(690)	(73)
Investment securities gains, net	$8,133	$494	$564
Proceeds from sales of investment securities	$1,601,947	$102,011	$136,152
Pledged securities with a carrying value of approximately $3.2 billion and $2.8 billion at December 31, 2015, and December 31, 2014, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2015.

	Less than 12 months			12 months or more			Total
December 31, 2015	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	1	$(2)	$997	—	$—	$—	$(2)	$997
Residential mortgage-related securities:
FNMA / FHLMC	17	(1,548)	220,852	14	(6,612)	338,186	(8,160)	559,038
GNMA	46	(16,460)	1,434,484	—	—	—	(16,460)	1,434,484
Private-label	1	(1)	83	3	(13)	1,565	(14)	1,648
GNMA commercial mortgage-related securities	40	(9,610)	1,132,844	21	(18,891)	448,218	(28,501)	1,581,062
Total	105	$(27,621)	$2,789,260	38	$(25,516)	$787,969	$(53,137)	$3,577,229
Investment securities held to maturity:
Municipal securities	53	$(146)	$23,137	24	$(193)	$9,254	$(339)	$32,391
Residential mortgage-related securities:
FNMA / FHLMC	10	(177)	12,754	3	(468)	11,106	(645)	23,860
GNMA	21	(201)	45,499	3	(108)	6,797	(309)	52,296
Total	84	$(524)	$81,390	30	$(769)	$27,157	$(1,293)	$108,547
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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at December 31, 2015, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014.

	Less than 12 months			12 months or more			Total
December 31, 2014	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
U.S. Treasury securities	1	$(1)	$998	—	$—	$—	$(1)	$998
Municipal securities	6	(9)	3,374	6	(20)	2,133	(29)	5,507
Residential mortgage-related securities:
FNMA / FHLMC	15	(1,395)	330,839	52	(29,028)	1,246,093	(30,423)	1,576,932
GNMA	1	(9)	2,874	4	(118)	10,440	(127)	13,314
Private-label	1	(9)	1,772	2	(1)	27	(10)	1,799
GNMA commercial mortgage-related securities	9	(1,766)	329,982	20	(24,176)	460,425	(25,942)	790,407
Total	33	$(3,189)	$669,839	84	$(53,343)	$1,719,118	$(56,532)	$2,388,957
Investment securities held to maturity:
Municipal securities	74	$(216)	$31,924	85	$(616)	$38,915	$(832)	$70,839
Total	74	$(216)	$31,924	85	$(616)	$38,915	$(832)	$70,839
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At December 31, 2015, and 2014, the Corporation had FHLB stock of $74 million and $118 million, respectively, reflecting the overall reduction in FHLB short-term and long-term funding. The Corporation had Federal Reserve Bank stock of $73 million and $71 million at December 31, 2015 and 2014, respectively.
NOTE 4 LOANS:
During 2015, the Corporation reclassified all closed end first lien home equity loans to residential mortgage loans in order to better align with the Corporation's regulatory reporting of residential mortgage loan products. All prior periods have been restated to reflect this change. As a result, the restated home equity loan portfolio is $1.1 billion for December 31, 2014, compared to the originally reported amount of $1.6 billion. Similarly, the restated residential mortgage loan portfolio is $5.1 billion for December 31, 2014, compared to the originally reported amount of $4.5 billion.

Loans at December 31 are summarized below.

	2015	2014
	($ in Thousands)
Commercial and industrial	$6,147,440	$5,905,902
Commercial real estate — owner occupied	918,212	1,007,937
Lease financing	43,243	51,529
Commercial and business lending	7,108,895	6,965,368
Commercial real estate — investor	3,234,266	3,056,485
Real estate construction	1,162,145	1,008,956
Commercial real estate lending	4,396,411	4,065,441
Total commercial	11,505,306	11,030,809
Home equity	1,005,802	1,051,927
Installment and credit cards	419,968	454,219
Residential mortgage	5,783,267	5,056,891
Total consumer	7,209,037	6,563,037
Total loans	$18,714,343	$17,593,846

The Corporation has granted loans to their directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below.

2015
($ in Thousands)
Balance at beginning of year	$74,420
New loans	14,840
Repayments	(19,990)
Changes due to status of executive officers and directors	(32,673)
Balance at end of year	$36,597
A summary of the changes in the allowance for credit losses for the years indicated was as follows.

	2015	2014	2013
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of year	$266,302	$268,315	$297,409
Provision for loan losses	38,000	13,000	10,000
Charge offs	(52,280)	(44,096)	(88,061)
Recoveries	22,242	29,083	48,967
Net charge offs	(30,038)	(15,013)	(39,094)
Balance at end of year	$274,264	$266,302	$268,315
Allowance for Unfunded Commitments:
Balance at beginning of year	$24,900	$21,900	$21,800
Provision for unfunded commitments	(500)	3,000	100
Balance at end of year	$24,400	$24,900	$21,900
Allowance for Credit Losses	$298,664	$291,202	$290,215
The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy for the allowance for loan losses and the allowance for unfunded commitments. See Note 16 for additional information on the allowance for unfunded commitments.

A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2015, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$26,464	$6,435	$31,926	$266,302
Provision for loan losses	30,861	3,894	(671)	(2,827)	2,749	906	2,194	894	38,000
Charge offs	(27,687)	(2,645)	—	(4,645)	(750)	(7,048)	(3,869)	(5,636)	(52,280)
Recoveries	9,795	921	26	4,157	2,268	3,233	765	1,077	22,242
Balance at Dec 31, 2015	$128,994	$18,680	$965	$43,018	$25,266	$23,555	$5,525	$28,261	$274,264
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$7,522	$—	$—	$229	$—	$46	$—	$166	$7,963
Ending balance impaired loans collectively evaluated for impairment	$640	$448	$—	$1,602	$453	$10,072	$195	$12,296	$25,706
Total impaired loans	$8,162	$448	$—	$1,831	$453	$10,118	$195	$12,462	$33,669
Ending balance all other loans collectively evaluated for impairment	$120,832	$18,232	$965	$41,187	$24,813	$13,437	$5,330	$15,799	$240,595
Total	$128,994	$18,680	$965	$43,018	$25,266	$23,555	$5,525	$28,261	$274,264
Loans:
Ending balance impaired loans individually evaluated for impairment	$89,935	$6,221	$1,634	$5,460	$—	$1,281	$—	$6,956	$111,487
Ending balance impaired loans collectively evaluated for impairment	$31,299	$9,705	$—	$25,098	$1,450	$21,032	$1,154	$64,396	$154,134
Total impaired loans	$121,234	$15,926	$1,634	$30,558	$1,450	$22,313	$1,154	$71,352	$265,621
Ending balance all other loans collectively evaluated for impairment	$6,026,206	$902,286	$41,609	$3,203,708	$1,160,695	$983,489	$418,814	$5,711,915	$18,448,722
Total	$6,147,440	$918,212	$43,243	$3,234,266	$1,162,145	$1,005,802	$419,968	$5,783,267	$18,714,343
At December 31, 2015, $42 million of the commercial and industrial allowance for loan losses was attributable to Oil and Gas related credits, compared to $17 million at December 31, 2014. This allocated allowance for loan losses represented 5.58% and 2.26% of period end Oil and Gas related loans at December 31, 2015 and December 31, 2014, respectively. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2014, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate — owner occupied	Lease financing	Commercial real estate — investor	Real estate construction	Home equity	Installment and credit cards	Residential mortgage	Total
Balance at Dec 31, 2013	$104,501	$19,476	$1,607	$58,156	$23,418	$27,932	$2,416	$30,809	$268,315
Provision for loan losses	14,767	(1,296)	35	(17,290)	(1,277)	6,278	6,279	5,504	13,000
Charge offs	(14,633)	(3,476)	(39)	(4,529)	(1,958)	(10,946)	(2,876)	(5,639)	(44,096)
Recoveries	11,390	1,806	7	9,996	816	3,200	616	1,252	29,083
Balance at Dec 31, 2014	$116,025	$16,510	$1,610	$46,333	$20,999	$26,464	$6,435	$31,926	$266,302
Allowance for loan losses:
Ending balance impaired loans individually evaluated for impairment	$13,615	$1,490	$574	$1,649	$328	$11	$—	$199	$17,866
Ending balance impaired loans collectively evaluated for impairment	$2,852	$1,731	$—	$1,938	$767	$11,371	$308	$13,598	$32,565
Total impaired loans	$16,467	$3,221	$574	$3,587	$1,095	$11,382	$308	$13,797	$50,431
Ending balance all other loans collectively evaluated for impairment	$99,558	$13,289	$1,036	$42,746	$19,904	$15,082	$6,127	$18,129	$215,871
Total	$116,025	$16,510	$1,610	$46,333	$20,999	$26,464	$6,435	$31,926	$266,302
Loans:
Ending balance impaired loans individually evaluated for impairment	$45,118	$20,731	$1,801	$19,683	$3,776	$962	$—	$9,751	$101,822
Ending balance impaired loans collectively evaluated for impairment	$38,437	$15,548	$—	$26,129	$2,350	$23,698	$1,587	$66,058	$173,807
Total impaired loans	$83,555	$36,279	$1,801	$45,812	$6,126	$24,660	$1,587	$75,809	$275,629
Ending balance all other loans collectively evaluated for impairment	$5,822,347	$971,658	$49,728	$3,010,673	$1,002,830	$1,027,267	$452,632	$4,981,082	$17,318,217
Total	$5,905,902	$1,007,937	$51,529	$3,056,485	$1,008,956	$1,051,927	$454,219	$5,056,891	$17,593,846
The following table presents commercial loans by credit quality indicator at December 31, 2015.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ Thousands)
Commercial and industrial	$5,455,573	$339,953	$230,680	$121,234	$6,147,440
Commercial real estate — owner occupied	827,694	38,886	35,706	15,926	918,212
Lease financing	37,969	1,190	2,450	1,634	43,243
Commercial and business lending	6,321,236	380,029	268,836	138,794	7,108,895
Commercial real estate — investor	3,150,134	27,630	25,944	30,558	3,234,266
Real estate construction	1,156,524	252	3,919	1,450	1,162,145
Commercial real estate lending	4,306,658	27,882	29,863	32,008	4,396,411
Total commercial	$10,627,894	$407,911	$298,699	$170,802	$11,505,306

The following table presents commercial loans by credit quality indicator at December 31, 2014.

	Pass	Special Mention	Potential Problem	Impaired	Total
	($ Thousands)
Commercial and industrial	$5,594,497	$119,328	$108,522	$83,555	$5,905,902
Commercial real estate — owner occupied	904,526	18,437	48,695	36,279	1,007,937
Lease financing	46,931	88	2,709	1,801	51,529
Commercial and business lending	6,545,954	137,853	159,926	121,635	6,965,368
Commercial real estate — investor	2,974,493	12,137	24,043	45,812	3,056,485
Real estate construction	998,972	2,082	1,776	6,126	1,008,956
Commercial real estate lending	3,973,465	14,219	25,819	51,938	4,065,441
Total commercial	$10,519,419	$152,072	$185,745	$173,573	$11,030,809
The following table presents consumer loans by credit quality indicator at December 31, 2015.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ Thousands)
Home equity	$975,348	$7,919	$222	$22,313	$1,005,802
Installment and credit cards	416,944	1,870	—	1,154	419,968
Residential mortgage	5,704,189	4,930	2,796	71,352	5,783,267
Total consumer	$7,096,481	$14,719	$3,018	$94,819	$7,209,037
The following table presents consumer loans by credit quality indicator at December 31, 2014.

	Performing	30-89 Days Past Due	Potential Problem	Impaired	Total
	($ Thousands)
Home equity	$1,017,604	$8,783	$880	$24,660	$1,051,927
Installment and credit cards	450,698	1,932	2	1,587	454,219
Residential mortgage	4,972,455	4,846	3,781	75,809	5,056,891
Total consumer	$6,440,757	$15,561	$4,663	$102,056	$6,563,037
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

The following table presents loans by past due status at December 31, 2015.

	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due*	Total Past Due	Current	Total
	($ in Thousands)
Accruing loans
Commercial and industrial	$602	$409	$249	$1,260	$6,054,239	$6,055,499
Commercial real estate — owner occupied	7,142	—	—	7,142	903,021	910,163
Lease financing	—	—	—	—	41,609	41,609
Commercial and business lending	7,744	409	249	8,402	6,998,869	7,007,271
Commercial real estate — investor	291	—	—	291	3,225,332	3,225,623
Real estate construction	270	26	—	296	1,160,909	1,161,205
Commercial real estate lending	561	26	—	587	4,386,241	4,386,828
Total commercial	8,305	435	249	8,989	11,385,110	11,394,099
Home equity	6,190	1,729	—	7,919	982,639	990,558
Installment and credit cards	1,195	675	1,399	3,269	416,374	419,643
Residential mortgage	4,491	439	—	4,930	5,726,855	5,731,785
Total consumer	11,876	2,843	1,399	16,118	7,125,868	7,141,986
Total accruing loans	$20,181	$3,278	$1,648	$25,107	$18,510,978	$18,536,085
Nonaccrual loans
Commercial and industrial	$895	$16	$4,848	$5,759	$86,182	$91,941
Commercial real estate — owner occupied	—	2,572	1,301	3,873	4,176	8,049
Lease financing	—	—	—	—	1,634	1,634
Commercial and business lending	895	2,588	6,149	9,632	91,992	101,624
Commercial real estate — investor	3,174	1,158	3,480	7,812	831	8,643
Real estate construction	133	61	427	621	319	940
Commercial real estate lending	3,307	1,219	3,907	8,433	1,150	9,583
Total commercial	4,202	3,807	10,056	18,065	93,142	111,207
Home equity	1,922	1,330	5,833	9,085	6,159	15,244
Installment and credit cards	47	39	151	237	88	325
Residential mortgage	3,984	5,251	17,950	27,185	24,297	51,482
Total consumer	5,953	6,620	23,934	36,507	30,544	67,051
Total nonaccrual loans**	$10,155	$10,427	$33,990	$54,572	$123,686	$178,258
Total loans
Commercial and industrial	$1,497	$425	$5,097	$7,019	$6,140,421	$6,147,440
Commercial real estate — owner occupied	7,142	2,572	1,301	11,015	907,197	918,212
Lease financing	—	—	—	—	43,243	43,243
Commercial and business lending	8,639	2,997	6,398	18,034	7,090,861	7,108,895
Commercial real estate — investor	3,465	1,158	3,480	8,103	3,226,163	3,234,266
Real estate construction	403	87	427	917	1,161,228	1,162,145
Commercial real estate lending	3,868	1,245	3,907	9,020	4,387,391	4,396,411
Total commercial	12,507	4,242	10,305	27,054	11,478,252	11,505,306
Home equity	8,112	3,059	5,833	17,004	988,798	1,005,802
Installment and credit cards	1,242	714	1,550	3,506	416,462	419,968
Residential mortgage	8,475	5,690	17,950	32,115	5,751,152	5,783,267
Total consumer	17,829	9,463	25,333	52,625	7,156,412	7,209,037
Total loans	$30,336	$13,705	$35,638	$79,679	$18,634,664	$18,714,343
* The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2015 (the same as the reported balances for the accruing loans noted above).
** The percent of nonaccrual loans which are current was 69% at December 31, 2015.

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
** The percent of nonaccrual loans which are current was 54% at December 31, 2014.

The following table presents impaired loans at December 31, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized*
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,785	$59,409	$8,162	$46,833	$855
Commercial real estate — owner occupied	9,705	9,804	448	10,087	412
Lease financing	—	—	—	—	—
Commercial and business lending	67,490	69,213	8,610	56,920	1,267
Commercial real estate — investor	27,822	29,444	1,831	28,278	1,914
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	29,272	31,598	2,284	29,945	1,980
Total commercial	96,762	100,811	10,894	86,865	3,247
Home equity	21,769	23,989	10,118	22,624	1,147
Installment and credit cards	1,154	1,225	195	1,199	30
Residential mortgage	66,590	71,084	12,462	68,183	2,374
Total consumer	89,513	96,298	22,775	92,006	3,551
Total loans	$186,275	$197,109	$33,669	$178,871	$6,798
Loans with no related allowance
Commercial and industrial	$63,449	$70,625	$—	$77,666	$1,657
Commercial real estate — owner occupied	6,221	6,648	—	6,534	15
Lease financing	1,634	1,634	—	1,907	—
Commercial and business lending	71,304	78,907	—	86,107	1,672
Commercial real estate — investor	2,736	2,840	—	2,763	90
Real estate construction	—	—	—	—	—
Commercial real estate lending	2,736	2,840	—	2,763	90
Total commercial	74,040	81,747	—	88,870	1,762
Home equity	544	544	—	544	30
Installment and credit cards	—	—	—	—	—
Residential mortgage	4,762	5,033	—	4,726	126
Total consumer	5,306	5,577	—	5,270	156
Total loans	$79,346	$87,324	$—	$94,140	$1,918
Total
Commercial and industrial	$121,234	$130,034	$8,162	$124,499	$2,512
Commercial real estate — owner occupied	15,926	16,452	448	16,621	427
Lease financing	1,634	1,634	—	1,907	—
Commercial and business lending	138,794	148,120	8,610	143,027	2,939
Commercial real estate — investor	30,558	32,284	1,831	31,041	2,004
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	32,008	34,438	2,284	32,708	2,070
Total commercial	170,802	182,558	10,894	175,735	5,009
Home equity	22,313	24,533	10,118	23,168	1,177
Installment and credit cards	1,154	1,225	195	1,199	30
Residential mortgage	71,352	76,117	12,462	72,909	2,500
Total consumer	94,819	101,875	22,775	97,276	3,707
Total loans**	$265,621	$284,433	$33,669	$273,011	$8,716
* Interest income recognized included $4 million of interest income recognized on accruing restructured loans for the year ended December 31, 2015.
** The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 82% of the unpaid principal balance at December 31, 2015.

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
** The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 72% of of the unpaid principal balance at December 31, 2014.

Troubled Debt Restructurings (“Restructured Loans”):
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 for the Corporation’s accounting policy for troubled debt restructurings. As of December 31, 2015, there was approximately $7 million of commitments to lend additional funds to borrowers with restructured loans. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	December 31, 2015		December 31, 2014		December 31, 2013
	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*	Performing Restructured Loans	Nonaccrual Restructured Loans*
	($ in Thousands)
Commercial and industrial	$29,293	$1,714	$33,892	$3,260	$32,517	$6,900
Commercial real estate — owner occupied	7,877	2,703	10,454	5,656	13,009	10,999
Commercial real estate — investor	21,915	3,936	23,127	15,216	44,946	18,069
Real estate construction	510	177	727	2,438	3,793	2,065
Home equity	7,069	4,522	8,209	4,838	8,197	4,441
Installment and credit cards	829	40	974	199	246	451
Residential mortgage	19,870	24,592	20,833	26,049	21,277	16,660
	$87,363	$37,684	$98,216	$57,656	$123,985	$59,585
* Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2015, 2014 and 2013, respectively, and the recorded investment and unpaid principal balance as of December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)	Number of Loans	Recorded Investment(1)	Unpaid Principal Balance(2)
	($ in Thousands)
Commercial and industrial	12	$2,219	$2,900	15	$7,681	$7,711	48	$11,833	$14,543
Commercial real estate — owner occupied	5	3,694	3,901	4	1,465	1,625	12	8,823	9,035
Commercial real estate — investor	5	21,573	21,640	6	6,097	6,521	25	26,480	28,516
Real estate construction	4	78	79	2	15	15	9	1,822	1,961
Home equity	88	3,103	3,249	117	3,913	4,308	82	3,991	4,242
Installment and credit cards	—	—	—	2	24	26	3	193	200
Residential mortgage	97	10,464	10,996	163	19,675	20,454	99	10,910	12,822
	211	$41,131	$42,765	309	$38,870	$40,660	278	$64,052	$71,319

(1)	Represents post-modification outstanding recorded investment.

(2)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2015, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the year ended December 31, 2015.

The following table provides the number of loans modified in a troubled debt restructuring during the previous 12 months which subsequently defaulted during the years ended December 31, 2015, 2014, and 2013, respectively, as well as the recorded investment in these restructured loans as of December 31, 2015, 2014, and 2013, respectively.

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	2	$197	1	$52	15	$1,493
Commercial real estate — owner occupied	—	—	3	785	4	542
Commercial real estate — investor	—	—	13	6,200	4	1,784
Real estate construction	—	—	1	160	4	80
Home equity	28	1,220	54	1,802	11	829
Installment and credit cards	—	—	3	34	—	—
Residential mortgage	61	6,815	80	10,032	26	4,528
	91	$8,232	155	$19,065	64	$9,256
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
The Corporation conducted its most recent annual impairment testing in May 2015, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2015 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2015, 2014, or 2013.
At December 31, 2015, the Corporation had goodwill of $969 million, compared to $929 million at December 31, 2014. There was an addition to the carrying amount of goodwill of approximately $40 million for the Ahmann & Martin Co. acquisition that occurred during the quarter ended March 31, 2015. See Note 2 for additional information on the Ahmann & Martin Co. acquisition.

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

	2015	2014	2013
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$19,545	$36,230	$36,230
Accumulated amortization	(19,152)	(34,433)	(31,565)
Net book value	$393	$1,797	$4,665
Amortization during the year	$1,404	$2,868	$3,122
Other intangibles:
Gross carrying amount	$31,398	$19,283	$19,283
Accumulated amortization	(15,333)	(13,643)	(12,764)
Net book value	$16,065	$5,640	$6,519
Additions during the period	$12,115	$—	$—
Amortization during the year	$1,690	$879	$921
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. See Note 1 for the Corporation’s accounting policy for mortgage servicing rights. See Note 16 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 18 which further discusses fair value measurement relative to the mortgage servicing rights asset.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	2015	2014	2013
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$61,379	$64,193	$61,425
Additions	12,372	8,253	18,256
Amortization	(11,601)	(11,067)	(15,488)
Mortgage servicing rights at end of year	$62,150	$61,379	$64,193
Valuation allowance at beginning of year	(1,234)	(913)	(15,476)
(Additions) recoveries, net	425	(321)	14,563
Valuation allowance at end of year	(809)	(1,234)	(913)
Mortgage servicing rights, net	$61,341	$60,145	$63,280
Fair value of mortgage servicing rights	$70,686	$66,342	$74,444
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,915,224	$7,999,294	$8,084,000
Mortgage servicing rights, net to servicing portfolio	0.77%	0.75%	0.78%
Mortgage servicing rights expense (1)	$11,176	$11,388	$925

(1)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2015. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2016	$281	$1,735	$10,109
2017	112	1,702	8,415
2018	—	1,672	7,010
2019	—	1,373	5,894
2020	—	1,256	4,978
Beyond 2020	—	8,327	25,744
Total Estimated Amortization Expense	$393	$16,065	$62,150
NOTE 6 PREMISES AND EQUIPMENT:
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31 was as follows.

		2015			2014
	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
		($ in Thousands)
Land	—	$52,104	$—	$52,104	$52,790
Land improvements	3 – 15 years	11,570	4,909	6,661	6,608
Buildings	5 – 39 years	261,418	119,986	141,432	139,702
Computers	3 – 5 years	37,875	31,503	6,372	7,518
Furniture, fixtures and other equipment	3 – 15 years	159,094	109,300	49,794	55,747
Leasehold improvements	3 – 15 years	31,769	20,526	11,243	12,323
Total premises and equipment		$553,830	$286,224	$267,606	$274,688
Depreciation and amortization of premises and equipment totaled $33 million in 2015, $34 million in 2014, and $33 million in 2013.
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

($ in Thousands)
2016	$10,417
2017	9,957
2018	8,678
2019	8,348
2020	7,583
Thereafter	17,968
Total	$62,951
Total rental expense under leases, net of sublease income, totaled $13 million in 2015, $11 million in 2014, and $13 million in 2013, respectively.

NOTE 7 DEPOSITS:
The distribution of deposits at December 31 was as follows.

	2015	2014
	($ in Thousands)
Noninterest-bearing demand deposits	$5,562,466	$4,505,272
Savings deposits	1,334,420	1,235,277
Interest-bearing demand deposits	3,445,000	3,126,854
Money market deposits	9,102,977	8,324,646
Brokered certificates of deposit	42,443	42,556
Other time deposits	1,520,359	1,528,899
Total deposits	$21,007,665	$18,763,504
Time deposits of $100,000 or more were $466 million and $457 million at December 31, 2015 and 2014, respectively. Time deposits of $250,000 or more were $127 million and $152 million at December 31, 2015 and 2014, respectively.
Aggregate annual maturities of all time deposits at December 31, 2015, are as follows.

Maturities During Year Ending December 31,	($ in Thousands)
2016	$885,249
2017	161,528
2018	238,184
2019	151,161
2020	123,022
Thereafter	3,658
Total	$1,562,802
NOTE 8 SHORT-TERM FUNDING:
Short-term funding at December 31 was as follows.

	2015	2014
	($ in Thousands)
Federal funds purchased	$47,870	$109,770
Securities sold under agreements to repurchase	383,568	384,221
Federal funds purchased and securities sold under agreements to repurchase	431,438	493,991
FHLB advances	335,000	500,000
Commercial paper	67,978	74,297
Other short-term funding	402,978	574,297
Total short-term funding	$834,416	$1,068,288
Securities sold under agreements to repurchase ("repurchase agreements")
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). See Note 15 for additional disclosures on balance sheet offsetting.

The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of December 31, 2015, the Corporation pledged GSE mortgage-related securities with a fair value of $474 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2015 is presented in the following table.

	Remaining Contractual Maturity of the Agreements
December 31, 2015	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
Repurchase agreements
GSE securities	$383,568	$—	$—	$—	$383,568
Total	$383,568	$—	$—	$—	$383,568
Gross amounts of recognized liabilities for repurchase agreements					$383,568

NOTE 9 LONG-TERM FUNDING:
The components of long-term funding (funding with original contractual maturities greater than one year) at December 31 were as follows.

	2015	2014
	($ in Thousands)
FHLB advances	$1,750,225	$3,000,260
Senior notes, at par	680,000	680,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(875)	(143)
Total long-term funding	$2,679,350	$3,930,117
FHLB advances:  At December 31, 2015, the long-term FHLB advances had a weighted average interest rate of 0.24%, compared to 0.11% at December 31, 2014. The FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
2011 Senior Notes:  In March 2011, the Corporation issued $300 million of senior notes due March 2016, and callable February 2016, with a 5.125% fixed coupon at a discount. In September 2011, the Corporation “re-opened” the offering and issued an additional $130 million of the same notes at a premium. These notes have been called for redemption.
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
Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate) and by specific investment securities for certain FHLB advances. At December 31, 2015, the Corporation had $5.5 billion of total collateral capacity supported by residential mortgage and home equity loans. Total short-term and long-term FHLB advances outstanding at December 31, 2015, was $2.1 billion.
The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2015.

Year	($ in Thousands)
2016	$430,317
2017	27
2018	1,500,000
2019	499,617
2020	172
Thereafter	249,217
Total long-term funding	$2,679,350

NOTE 10 STOCKHOLDERS' EQUITY:
Preferred Equity:  In September 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series B, liquidation preference $1,000 per share (the “Series B Preferred Stock”). Dividends on the Series B Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 8.00%. Shares of the Series B Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series B Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series B Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on September 15, 2016, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series B Preferred Stock does not have any voting rights.
On July 23, 2013, the Board of Directors authorized the purchase of up to $10 million of the Corporation’s Series B Preferred Stock. During 2015, the Corporation repurchased approximately 50,000 depositary shares for $1 million, while during 2014 the Corporation repurchased approximately 88,000 depositary shares for $2 million. As of December 31, 2015, approximately $5 million remained available under this repurchase authorization.
In June 2015, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”). Dividends on the Series C Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 6.125%. Shares of the Series C Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series C Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series C Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on June 15, 2020, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series C Preferred Stock does not have any voting rights.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Series C Preferred Stock. The Corporation has not repurchased any of the Series C Preferred Stock under this authorization. As of December 31, 2015, $10 million remained available under this repurchase authorization.
See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for additional information on the preferred equity purchased during the fourth quarter of 2015.
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
Subsidiary Equity:  At December 31, 2015, subsidiary equity equaled $3.2 billion. See Note 19 for additional information on regulatory requirements for the Bank.
Stock Repurchases:  The Board of Directors authorized the repurchase of common stock during 2014 and 2015. During 2015, the Corporation repurchased 5 million shares for $93 million (or an average cost per common share of $18.73), all of which were returned to authorized but unissued shares. During 2014, the Corporation repurchased 14 million shares for $259 million (or an average cost per common share of $18.12) of which, approximately 9 million shares were returned to authorized but unissued shares and the remaining were added to treasury stock. The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation totaling approximately $5 million (285,000 shares at an average cost per common share of $17.87) during 2015 compared to repurchases of shares for minimum tax withholding settlements on equity compensation totaling approximately $4 million (225,000 shares at an average cost per common share of $16.50) for 2014. As of December 31, 2015, approximately $108 million remained available to repurchase under previously approved Board of Director authorizations. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,”

for additional information on the common stock purchased during the fourth quarter of 2015 and see section, "Recent Developments," within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for stock repurchases subsequent to December 31, 2015. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Other Comprehensive Income (Loss):  See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 22 for a summary of the components of accumulated other comprehensive income (loss).
NOTE 11 STOCK-BASED COMPENSATION:
Stock-Based Compensation Plan:
In March 2013, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2013 Incentive Compensation Plan (“2013 Plan”). Under the 2013 Plan, options are generally exercisable up to 10 years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over four years, while service-based restricted stock awards vest ratably over four years and performance-based restricted stock awards vest over the three year performance period. As of December 31, 2015, approximately 11 million shares remained available for grant under the 2013 Plan.
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
Accounting for Stock-Based Compensation:
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Beginning with the 2014 grants, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense in the consolidated statements of income. See Note 1 for the Corporation's accounting policy on stock-based compensation.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2015, 2014 and 2013.

	2015	2014	2013
Dividend yield	2.00%	2.00%	2.00%
Risk-free interest rate	2.00%	2.00%	0.99%
Weighted average expected volatility	20.00%	20.00%	34.35%
Weighted average expected life	6 years	6 years	6 years
Weighted average per share fair value of options	$3.08	$3.00	$3.80
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

A summary of the Corporation’s stock option activity for 2015, 2014, and 2013, is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2012	8,640,558	$18.88
Granted	1,020,979	14.02
Exercised	(642,202)	13.43
Forfeited or expired	(985,092)	21.49
Outstanding at December 31, 2013	8,034,243	$18.37	6.03	$20,838
Options Exercisable at December 31, 2013	4,923,720	$21.48	4.62	$8,580
Granted	1,389,452	$17.45
Exercised	(933,143)	13.77
Forfeited or expired	(643,214)	23.50
Outstanding at December 31, 2014	7,847,338	$18.34	5.79	$23,986
Options Exercisable at December 31, 2014	5,076,676	$19.96	4.41	$14,953
Granted	1,348,504	$17.95
Exercised	(1,351,646)	13.90
Forfeited or expired	(1,215,053)	29.13
Outstanding at December 31, 2015	6,629,143	$17.22	6.24	$18,730
Options Exercisable at December 31, 2015	4,190,245	$17.25	4.93	$14,873
The following table summarizes information about the Corporation’s nonvested stock option activity for 2015, 2014, and 2013.

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	4,036,595	$5.11
Granted	1,020,979	3.80
Vested	(1,680,981)	5.10
Forfeited	(266,070)	5.05
Nonvested at December 31, 2013	3,110,523	$4.69
Granted	1,389,452	3.00
Vested	(1,522,152)	4.92
Forfeited	(207,161)	4.38
Nonvested at December 31, 2014	2,770,662	$3.74
Granted	1,348,504	3.08
Vested	(1,459,709)	4.19
Forfeited	(220,559)	3.28
Nonvested at December 31, 2015	2,438,898	$3.15
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2015, 2014, and 2013 the intrinsic value of stock options exercised was $7 million, $4 million, and $2 million, respectively. The total fair value of stock options that vested was $6 million, $7 million and $9 million, respectively, for the years ended December 31, 2015, 2014, and 2013. For the years ended December 31, 2015, 2014, and 2013, the Corporation recognized compensation expense of $4 million, $6 million, and $8 million respectively, for the vesting of stock options. Included in compensation expense for 2015 was approximately $710,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At December 31, 2015, the Corporation had $5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2018.

The following table summarizes information about the Corporation’s restricted stock activity for 2015, 2014, and 2013.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	932,425	$13.60
Granted	1,276,868	14.03
Vested	(626,480)	13.68
Forfeited	(71,048)	13.92
Outstanding at December 31, 2013	1,511,765	$13.92
Granted	1,177,168	17.35
Vested	(538,877)	14.12
Forfeited	(167,930)	15.26
Outstanding at December 31, 2014	1,982,126	$15.79
Granted	1,173,847	18.09
Vested	(709,582)	15.62
Forfeited	(196,363)	16.87
Outstanding at December 31, 2015	2,250,028	$17.03
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Restricted stock awards granted during 2013 to executive officers will vest ratably over a three year period, while restricted stock awards granted during 2014 and 2015 will vest ratably over a four year period. Restricted stock awards granted to non-executives during 2013, 2014 and 2015 will vest ratably over a four year period. Expense for restricted stock awards of approximately $15 million, $10 million, and $7 million was recorded for the years ended December 31, 2015, 2014, and 2013, respectively. Included in compensation expense for 2015 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $23 million of unrecognized compensation costs related to restricted stock awards at December 31, 2015, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2018.
The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards. As described in Note 10, the Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
NOTE 12 RETIREMENT PLANS:
The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all full-time employees. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes. In connection with the First Federal acquisition in October 2004, the Corporation assumed the First Federal pension plan (the “First Federal Plan”). The First Federal Plan was frozen on December 31, 2004, and qualified participants in the First Federal Plan became eligible to participate in the RAP as of January 1, 2005. As of December 22, 2015, the First Federal Plan was merged into the RAP. Additional discussion and information on the RAP and the First Federal Plan are collectively referred to below as the “Pension Plan.”
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

The funded status and amounts recognized in the 2015 and 2014 consolidated balance sheets, as measured on December 31, 2015 and 2014, respectively, for the Pension and Postretirement Plans were as follows.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2015	2015	2014	2014
	($ in Thousands)
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$303,496	$—	$282,000	$—
Actual return on plan assets	495	—	15,255	—
Employer contributions	—	264	21,000	343
Gross benefits paid	(14,392)	(264)	(14,759)	(343)
Fair value of plan assets at end of year*	$289,599	$—	$303,496	$—
Change in Benefit Obligation
Net benefit obligation at beginning of year	$171,333	$3,578	$154,624	$3,288
Service cost	11,257	—	11,058	—
Interest cost	6,617	141	7,132	150
Actuarial (gain) loss	(3,032)	(19)	13,278	483
Gross benefits paid	(14,392)	(264)	(14,759)	(343)
Net benefit obligation at end of year*	$171,783	$3,436	$171,333	$3,578
Funded (unfunded) status	$117,816	$(3,436)	$132,163	$(3,578)
Noncurrent assets	117,816	—	132,163	—
Current liabilities	—	(274)	—	(330)
Noncurrent liabilities	—	(3,162)	—	(3,248)
Asset (Liability) Recognized in the Consolidated Balance Sheets	$117,816	$(3,436)	$132,163	$(3,578)

*	The fair value of the plan assets represented 169% and 177% of the net benefit obligation of the pension plan at December 31, 2015 and 2014, respectively.
Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2015 and 2014 follow.

	Pension Plan	Postretirement Plan	Pension Plan	Postretirement Plan
	2015	2015	2014	2014
	($ in Thousands)
Prior service cost	$122	$—	$153	$—
Net actuarial loss	32,879	73	23,124	84
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive loss	$33,001	$73	$23,277	$84
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (“OCI”), net of tax, in 2015 and 2014 were as follows.

	Pension Plan 2015	Postretirement Plan 2015	Pension Plan 2014	Postretirement Plan 2014
	($ in Thousands)
Net gain (loss)	$(17,911)	$19	$(17,945)	$(483)
Amortization of prior service cost	50	—	58	—
Amortization of actuarial gain (loss)	2,256	—	1,384	(35)
Income tax (expense) benefit	5,880	(7)	6,308	199
Total Recognized in OCI	$(9,725)	$12	$(10,195)	$(319)

The components of net periodic benefit cost for the Pension and Postretirement Plans for 2015, 2014, and 2013 were as follows.

	Pension Plan 2015	Postretirement Plan 2015	Pension Plan 2014	Postretirement Plan 2014	Pension Plan 2013	Postretirement Plan 2013
			($ in Thousands)
Service cost	$11,257	$—	$11,058	$—	$12,078	$—
Interest cost	6,617	141	7,132	150	6,237	142
Expected return on plan assets	(21,438)	—	(19,922)	—	(17,647)	—
Amortization of:
Prior service cost	50	—	58	—	72	—
Actuarial (gain) loss	2,256	—	1,384	(35)	4,344	—
Total net pension cost	$(1,258)	$141	$(290)	$115	$5,084	$142
As of December 31, 2015, the estimated actuarial losses and prior service cost that will be amortized during 2016 from accumulated other comprehensive income into net periodic benefit cost for the Pension Plan are $1.9 million and $0.1 million, respectively.

	Pension Plan 2015	Postretirement Plan 2015	Pension Plan 2014	Postretirement Plan 2014
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.30%	4.30%	4.00%	4.00%
Rate of increase in compensation levels	4.00	NA	4.00	NA
Weighted average assumptions used to determine net periodic benefit costs:
Discount rate	4.00%	4.00%	4.80%	4.80%
Rate of increase in compensation levels	4.00	NA	4.00	NA
Expected long-term rate of return on plan assets	7.50	NA	7.50	NA
The overall expected long-term rates of return on the Pension Plan assets were 7.50% at December 31, 2015 and 2014. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Pension Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Pension Plan assets was 0.43% and 5.89% for 2015 and 2014, respectively.
The Pension Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Pension Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50-70%, fixed income securities 30-50%, other cash equivalents 0-5%, and alternative securities 0-15%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Pension Plan as of the December 31, 2015 and 2014 measurement dates, respectively, by asset category were as follows.

Asset Category	2015	2014
Equity securities	60%	64%
Fixed income securities	40%	35%
Other	—%	1%
Total	100%	100%

The Pension Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Pension Plan’s investments as of December 31, 2015 and 2014.

		Fair Value Measurements Using
	December 31, 2015	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$481	$481	$—	$—
Mutual funds	168,982	168,982	—	—
Common /collective trust funds	120,136	—	120,136	—
Total Pension Plan Investments	$289,599	$169,463	$120,136	$—
		Fair Value Measurements Using
	December 31, 2014	Level 1	Level 2	Level 3
	($ in Thousands)
Pension Plan Investments:
Money market account	$2,868	$2,868	$—	$—
Mutual funds	185,483	185,483	—	—
Common /collective trust funds	115,145	—	115,145	—
Total Pension Plan Investments	$303,496	$188,351	$115,145	$—
The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Pension Plan.
The projected benefit payments for the Pension and Postretirement Plans at December 31, 2015, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

	Pension Plan	Postretirement Plan
	($ in Thousands)
Estimated future benefit payments:
2016	$14,218	$274
2017	13,885	257
2018	12,825	263
2019	12,580	250
2020	12,767	247
2021-2025	66,722	1,189
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 8.5% for 2015, and 0.5%-0.25% lower in each succeeding year, to an ultimate rate of 5% for 2024 and future years. The health care trend rate assumption for post-65 coverage is 8.0% for 2015, and 0.5%-0.25% lower in each succeeding year, to an ultimate rate of 5% for 2023 and future years.
A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2015		2014
	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
	($ in Thousands)
Effect on total of service and interest cost	$15	$(13)	$13	$(11)
Effect on postretirement benefit obligation	$357	$(310)	$316	$(277)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $11 million, $11 million, and $10 million in 2015, 2014, and 2013, respectively.
NOTE 13 INCOME TAXES:
The current and deferred amounts of income tax expense (benefit) were as follows.

	Years Ended December 31,
	2015	2014	2013
	($ in Thousands)
Current:
Federal	$82,449	$74,646	$50,628
State	2,560	1,000	2,653
Total current	85,009	75,646	53,281
Deferred:
Federal	(10,606)	(805)	16,409
State	7,084	10,695	9,511
Total deferred	(3,522)	9,890	25,920
Total income tax expense	$81,487	$85,536	$79,201
Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows.

	2015	2014
	($ in Thousands)
Deferred tax assets:
Allowance for loan losses	$106,258	$99,219
Allowance for other losses	10,906	11,609
Accrued liabilities	6,802	5,773
Deferred compensation	31,677	31,392
State net operating losses	14,154	22,640
Nonaccrual interest	1,901	2,383
Other	5,811	7,929
Total deferred tax assets	177,509	180,945
Deferred tax liabilities:
FHLB stock dividends	2,165	6,367
Prepaid expenses	69,396	68,955
Goodwill	25,770	24,049
Mortgage banking activities	15,704	13,147
Deferred loan fee income	17,770	21,199
State deferred taxes	6,366	9,011
Lease financing	3,042	2,313
Bank premises and equipment	7,491	9,532
Other	9,062	5,501
Total deferred tax liabilities	156,766	160,074
Net deferred tax assets	20,743	20,871
Tax effect of unrealized (gain) loss related to available for sale securities	219	(10,902)
Tax effect of unrealized loss related to pension and postretirement benefits	20,404	14,468
	20,623	3,566
Net deferred tax assets including items with tax effect recorded directly to OCI	$41,366	$24,437

At December 31, 2015 and 2014, there was no valuation allowance for deferred tax assets. Management has determined that it is more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.  This conclusion is based on the Corporation's historical earnings, its current level of earnings and prospects for continued growth and profitability.

At December 31, 2015, the Corporation had state net operating loss carryforwards of $179 million (of which, $32 million was acquired from various acquisitions) that will begin expiring in 2030.
The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows.

	2015	2014	2013
Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(5.0)%	(4.6)%	(4.5)%
State income taxes (net of federal benefit)	2.3%	2.8%	2.9%
Bank owned life insurance	(1.2)%	(1.7)%	(1.5)%
Federal tax credits	(0.5)%	(1.4)%	(1.0)%
Tax reserve adjustments	(0.6)%	0.7%	(1.9)%
Other	0.2%	0.2%	0.6%
Effective income tax rate	30.2%	31.0%	29.6%
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2015. If income taxes had been provided, the deferred tax liability would have been approximately $40 million. Management does not expect this amount to become taxable in the future, therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2012 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows.

	2015	2014
	($ in Millions)
Balance at beginning of year	$9	$6
Additions (subtractions) for tax positions related to prior years	(2)	1
Additions for tax positions related to current year	2	2
Balance at end of year	$9	$9
At both December 31, 2015 and 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6 million.
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. Interest and penalty expense (benefit) was $(1) million and $1 million, as of December 31, 2015 and 2014, respectively. Accrued interest and penalties were $2 million and $3 million as of December 31, 2015 and 2014, respectively. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
NOTE 14 DERIVATIVE AND HEDGING ACTIVITIES:
The Corporation facilitates customer borrowing activity by providing various interest rate risk management, commodity hedging, and foreign currency exchange solutions through its capital markets area. To date, all of the notional amounts of customer transactions have been matched with a mirror hedge with another counterparty. The Corporation has used, and may use again in the future, derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheets from changes in interest rates. The predominant derivative and hedging activities include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, commodity contracts, written options, purchased options, and certain mortgage banking activities. The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $9 million of investment securities as collateral at December 31, 2015, and pledged $11 million of investment securities as collateral at December 31, 2014. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At December 31, 2015, the Corporation posted cash collateral for the margin of $22 million, compared to $15 million at December 31, 2014.
The Corporation’s derivative and hedging instruments are recorded at fair value on the consolidated balance sheets. The fair value of the Corporation’s interest rate-related instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 18 for additional fair value information and disclosures and see Note 1 for the Corporation’s accounting policy for derivative and hedging activities.
The table below identifies the balance sheet category and fair values of the Corporation’s free standing derivative instruments, which are not designated as hedging instruments.

	Notional Amount	Fair Value	Balance Sheet Category	Weighted Average
($ in Thousands)				Receive Rate(1)	Pay Rate(1)	Maturity
December 31, 2015
Interest rate-related instruments — customer and mirror	$1,665,965	$29,391	Trading assets	1.56%	1.56%	41 months
Interest rate-related instruments — customer and mirror	1,665,965	(30,886)	Trading liabilities	1.56%	1.56%	41 months
Interest rate lock commitments (mortgage)	271,530	958	Other assets	—	—	—
Forward commitments (mortgage)	231,798	403	Other assets	—	—	—
Foreign currency exchange forwards	72,976	1,532	Trading assets	—	—	—
Foreign currency exchange forwards	65,649	(1,398)	Trading liabilities	—	—	—
Commodity contracts	44,380	1,269	Trading assets	—	—	—
Commodity contracts	44,256	(1,146)	Trading liabilities	—	—	—
Purchased options (time deposit)	104,582	2,715	Other assets	—	—	—
Written options (time deposit)	104,582	(2,715)	Other liabilities	—	—	—
December 31, 2014
Interest rate-related instruments — customer and mirror	$1,636,480	$33,023	Trading assets	1.60%	1.60%	42 months
Interest rate-related instruments — customer and mirror	1,636,480	(35,372)	Trading liabilities	1.60%	1.60%	42 months
Interest rate lock commitments (mortgage)	126,379	1,947	Other assets	—	—	—
Forward commitments (mortgage)	234,500	(2,435)	Other liabilities	—	—	—
Foreign currency exchange forwards	60,742	2,140	Trading assets	—	—	—
Foreign currency exchange forwards	56,573	(1,957)	Trading liabilities	—	—	—
Purchased options (time deposit)	110,347	6,054	Other assets	—	—	—
Written options (time deposit)	110,347	(6,054)	Other liabilities	—	—	—
(1) Reflects the weighted average receive rate and pay rate for the interest rate swap derivative financial instruments only.

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

($ in Thousands)	Income Statement Category of Gain / (Loss) Recognized in Income	Gain / (Loss) Recognized in Income
Year ended December 31, 2015
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$854
Interest rate lock commitments (mortgage)	Mortgage banking, net	(989)
Forward commitments (mortgage)	Mortgage banking, net	2,838
Foreign currency exchange forwards	Capital market fees, net	(49)
Commodity contracts	Capital market fees, net	123
Year ended December 31, 2014
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$486
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,531
Forward commitments (mortgage)	Mortgage banking, net	(3,736)
Foreign currency exchange forwards	Capital market fees, net	90
Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps and caps). See Note 15 for additional information and disclosures on balance sheet offsetting.
Interest rate-related instruments: The Corporation provides interest rate risk management services to commercial customers, primarily forward interest rate swaps and caps. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices.
Foreign currency exchange derivatives: The Corporation provides foreign exchange services to customers, primarily forward contracts. Our customers enter into a foreign currency exchange forward with the Corporation as a means for them to mitigate exchange rate risk. The Corporation mitigates its risk by then entering into an offsetting foreign exchange derivative contract. Such foreign exchange contracts are carried at fair value on the consolidated balance sheet with changes in fair value recorded as a component of Capital market fees, net.
Commodity derivatives: Commodity contracts are entered into primarily for the benefit of commercial customers seeking to manage their exposure to fluctuating commodity prices. The Corporation mitigates its risk by then entering into an offsetting commodity derivative contract. Commodity contracts are carried at fair value on the consolidated balance sheets with changes in fair value recorded as a component of Capital market fees, net. The Corporation entered into its first commodity contracts in October 2015.
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

NOTE 15 BALANCE SHEET OFFSETTING:
Interest Rate-Related Instruments and Commodity Contracts (“Interest and Commodity Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation also enters into commodity contracts to manage commercial customers exposure to fluctuating commodity prices. The Corporation mitigates these risks by entering into equal and offsetting interest and commodity agreements with highly rated third party financial institutions. The Corporation is party to master netting arrangements with its financial institution counterparties that creates a single net settlement of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and commodity agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See Note 14 for additional information on the Corporation’s derivative and hedging activities.
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. These repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The right of set-off for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty). In addition, the Corporation does not enter into reverse repurchase agreements; therefore, there is no such offsetting to be done with the repurchase agreements. See Note 8 for additional disclosures on repurchase agreements.
The following table presents the assets and liabilities subject to an enforceable master netting arrangement. The interest and commodity agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table.

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
December 31, 2015
Derivative assets:
Interest and commodity agreements	$1,466	$—	$1,466	$(1,466)	$—	$—
Derivative liabilities:
Interest and commodity agreements	$30,200	$—	$30,200	$(1,466)	$(28,734)	$—
December 31, 2014
Derivative assets:
Interest rate-related instruments	$558	$—	$558	$(558)	$—	$—
Derivative liabilities:
Interest rate-related instruments	$34,087	$—	$34,087	$(558)	$(26,105)	$7,424
NOTE 16 COMMITMENTS, OFF-BALANCE SHEET ARRANGEMENTS, AND CONTINGENT LIABILITIES:
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 14). The following is a summary of lending-related commitments.

	2015	2014
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$7,402,518	$6,884,411
Commercial letters of credit(1)	9,945	9,179
Standby letters of credit(3)	296,508	353,292

1)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2015 or 2014.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.

3)	The Corporation has established a liability of $3 million at December 31, 2015 compared to $4 million at December 31, 2014, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $24 million at December 31, 2015 compared to $25 million at December 31, 2014, and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy on the allowance for unfunded commitments. See Note 4 for additional information on the allowance for unfunded commitments.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2015, was $52 million, compared to $27 million at December 31, 2014, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $61 million at December 31, 2015, and $28 million at December 31, 2014.
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

On May 22, 2015, the Bank entered into a Conciliation Agreement ("Conciliation Agreement") with the U.S. Department of Housing and Urban Development ("HUD") which resolved the HUD investigation into the Bank's lending practices during the years 2008-2010. The Bank's commitments under the Conciliation Agreement are spread over a three-year period and include commitments to do the following in minority communities: make mortgage loans of approximately $196 million; open one branch and four loan production offices; establish special financing programs; make affordable home repair grants; engage in affirmative marketing outreach; provide financial education programs; and make grants to support community reinvestment training and education. The cost of these commitments will be spread over four calendar years and is not expected to have a material impact on the Corporation's financial condition or results of operation.

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

Two complaints were filed against the Bank on January 11, 2016 in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division in connection with the In re: World Marketing Chicago, LLC, et al Chapter 11 bankruptcy proceeding. In the first complaint, The Official Committee of Unsecured Creditors of World Marketing Chicago, LLC, et al v. Associated Bank, N.A., the plaintiff seeks to avoid guarantees and pledges of collateral given by the debtors to secure a revolving financing commitment of $6 million to the debtors’ parent company from the Bank. The plaintiff alleges a variety of legal theories under federal and state law, including fraudulent conveyance, preferential transfer and conversion, in support of its position. The plaintiff seeks return of approximately $4 million paid to the Bank and the avoidance of the security interest in the collateral securing the remaining approximately $1 million of indebtedness to the Bank. The Bank intends to vigorously defend this lawsuit. In the second complaint, American Funds Service Company v. Associated Bank, N.A., the plaintiff alleges that approximately $600,000 of funds it had advanced to the World Marketing entities to apply towards future postage fees was swept by the Bank from World Marketing’s bank accounts. Plaintiff seeks the return of such funds from the Bank under several theories, including Sec. 541(d) of the Bankruptcy Code, the creation of a resulting trust, and unjust enrichment. The Bank intends to vigorously defend this lawsuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time with respect to these two lawsuits.

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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of $3 million and $5 million during the years ended December 31, 2015 and 2014, respectively, and paid loss reimbursement or settlement claims of approximately $133,000 and $734,000 for the years ended December 31, 2015 and 2014, respectively. Make whole requests during 2014 and 2015 generally arose from loans sold during the period of January 1, 2006 to December 31, 2015, which total $19.9 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2015, approximately $7.5 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve for the years ended as follows.

	2015	2014
	($ in Thousands)
Balance at beginning of year	$3,258	$5,737
Repurchase provision expense	428	505
Adjustments to provision expense	(2,450)	(2,250)
Charge offs, net	(39)	(734)
Balance at end of year	$1,197	$3,258
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2015, and December 31, 2014, there were approximately $68 million and $46 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2015 and December 31, 2014, there were $132 million and $178 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

NOTE 17 PARENT COMPANY ONLY FINANCIAL INFORMATION:
Presented below are condensed financial statements for the Parent Company.
BALANCE SHEETS

	December 31,
	2015	2014
	($ in Thousands)
ASSETS
Cash and due from banks	$610,862	$523,103
Investment securities available for sale, at fair value	61,847	76,159
Investment in subsidiaries	3,211,685	3,166,080
Other assets	73,781	94,332
Total assets	$3,958,175	$3,859,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Commercial paper	$67,978	$74,297
Senior notes, at par	680,000	680,000
Subordinated notes, at par	250,000	250,000
Long-term funding capitalized costs	(875)	(143)
Total long-term funding	929,125	929,857
Accrued expenses and other liabilities	23,826	55,269
Total liabilities	1,020,929	1,059,423
Preferred equity	121,379	59,727
Common equity	2,815,867	2,740,524
Total stockholders’ equity	2,937,246	2,800,251
Total liabilities and stockholders’ equity	$3,958,175	$3,859,674
STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	($ in Thousands)
INCOME
Dividends from subsidiaries	$205,000	$223,000	$262,000
Interest income on notes receivable	—	1,264	1,988
Other income	8,441	9,682	7,742
Total income	213,441	233,946	271,730
EXPENSE
Interest expense on short and long-term funding	39,576	24,847	27,167
Other expense	4,684	745	8,029
Total expense	44,260	25,592	35,196
Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	169,181	208,354	236,534
Income tax benefit	(1,665)	(5,801)	(7,086)
Income before equity in undistributed net income (loss) of subsidiaries	170,846	214,155	243,620
Equity in undistributed net income (loss) of subsidiaries	17,455	(23,646)	(54,928)
Net income	188,301	190,509	188,692
Preferred stock dividends	7,155	5,002	5,158
Net income available to common equity	$181,146	$185,507	$183,534

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	($ in Thousands)
OPERATING ACTIVITIES
Net income	$188,301	$190,509	$188,692
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income of subsidiaries	(17,455)	23,646	54,928
Gain on sales of investment securities, net	—	(214)	(456)
Gain on sales of assets and impairment write-downs, net	(5,673)	(5,609)	(1,007)
Net change in other assets and other liabilities	(10,997)	(14,022)	(103,954)
Net cash provided by operating activities	154,176	194,310	138,203
INVESTING ACTIVITIES
Proceeds from sales of investment securities	13,962	88,844	55,445
Purchase of investment securities	—	—	(23,101)
Net decrease in notes receivable	—	46,594	3,049
Purchase of other assets, net of disposals	11,964	10,930	2,407
Net cash provided by investing activities	25,926	146,368	37,800
FINANCING ACTIVITIES
Net increase (decrease) in short-term funding	(6,319)	8,813	14,239
Proceeds from issuance of long-term funding	—	496,030	—
Repayment of long-term funding	—	(155,000)	(25,821)
Proceeds from issuance of preferred stock	62,966	—	—
Proceeds from issuance of common stock for stock-based compensation plans	20,054	13,228	9,305
Purchase of preferred stock	(1,335)	(2,451)	(1,626)
Cash dividends	(69,555)	(63,712)	(60,149)
Purchase of common stock returned to authorized but unissued	(93,000)	(150,498)	—
Purchase of treasury stock	(5,154)	(112,312)	(123,349)
Net cash provided by (used in) financing activities	(92,343)	34,098	(187,401)
Net increase (decrease) in cash and cash equivalents	87,759	374,776	(11,398)
Cash and cash equivalents at beginning of year	523,103	148,327	159,725
Cash and cash equivalents at end of year	$610,862	$523,103	$148,327
NOTE 18 FAIR VALUE MEASUREMENTS:
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
Investment securities available for sale:  Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 3 for additional disclosure regarding the Corporation’s investment securities.

Derivative financial instruments (interest rate-related instruments):  The Corporation has used and may again use in the future, interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 14 for additional disclosure regarding the Corporation’s interest rate-related instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2015, and 2014, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
Derivative financial instruments (foreign currency exchange forwards):  The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to our customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. See Note 14 for additional disclosures regarding the Corporation’s foreign currency exchange forwards.
Derivative financial instruments (commodity contracts):  The Corporation enters into commodity contracts to manage commercial customers exposure to fluctuating commodity prices, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror commodity contracts) with third parties to manage its risk associated with these financial instruments. The valuation of the Corporation’s commodity contracts is determined using quoted prices of the underlying instrument, and are classified in Level 2 of the fair value hierarchy. See Note 14 for additional disclosures regarding the Corporation’s commodity contracts.
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
The Corporation also relies on an internal valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available. While there are Level 2 and 3 inputs used in the valuation models, the

Corporation has determined that the majority of the inputs significant in the valuation of both of the mortgage derivatives fall within Level 3 of the fair value hierarchy. See Note 14 for additional disclosure regarding the Corporation’s mortgage derivatives.
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
Impaired Loans:  The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. See Note 4 for additional information regarding the Corporation’s impaired loans.
Mortgage servicing rights:  Mortgage servicing rights do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The valuation model incorporates prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets. See Note 5 for additional disclosure regarding the Corporation’s mortgage servicing rights.
The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2015	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$997	$997	$—	$—
Residential mortgage-related securities:
FNMA / FHLMC	1,414,626	—	1,414,626	—
GNMA	1,590,003	—	1,590,003	—
Private-label	1,709	—	1,709	—
GNMA commercial mortgage-related securities	1,955,310	—	1,955,310	—
Other securities (debt and equity)	4,769	1,569	3,000	200
Total investment securities available for sale	$4,967,414	$2,566	$4,964,648	$200
Derivatives (trading and other assets)	$36,268	$—	$34,907	$1,361
Liabilities:
Derivatives (trading and other liabilities)	$36,145	$—	$36,145	$—

	December 31, 2014	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	$998	$998	$—	$—
Municipal securities	582,679	—	582,679	—
Residential mortgage-related securities:
FNMA / FHLMC	3,563,457	—	3,563,457	—
GNMA	167,332	—	167,332	—
Private-label	2,294	—	2,294	—
GNMA commercial mortgage-related securities	1,073,893	—	1,073,893	—
Other securities (debt and equity)	6,159	2,959	3,000	200
Total investment securities available for sale	$5,396,812	$3,957	$5,392,655	$200
Derivatives (trading and other assets)	$43,164	$—	$41,217	$1,947
Liabilities:
Derivatives (trading and other liabilities)	$45,818	$—	$43,383	$2,435
The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2015 and 2014, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2013	$299	$1,717
Total net losses included in income:
Mortgage derivative loss	—	(2,205)
Sale of investment securities	(99)	—
Balance December 31, 2014	$200	$(488)
Total net gains included in income:
Mortgage derivative gain	—	1,849
Balance December 31, 2015	$200	$1,361
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of December 31, 2015, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Mortgage Risk Management Committee. At December 31, 2015, the closing ratio was 91%.
Impaired loans:  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in an average discount of 10% to 20%.
Mortgage servicing rights:  The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 12.2% and 9.6% at December 31, 2015, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
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
The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

	December 31, 2015	Fair Value Measurements Using			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$124,915	$—	$124,915	$—	Mortgage banking, net	$(155)
Impaired loans(1)	41,891	—	—	41,891	Provision for credit losses	(7,796)
Mortgage servicing rights	70,686	—	—	70,686	Mortgage banking, net	425

	December 31, 2014	Fair Value Measurements Using			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
		Level 1	Level 2	Level 3
	($ in Thousands)
Assets:
Loans held for sale	$156,423	$—	$156,423	$—	Mortgage banking, net	$—
Impaired loans(1)	53,832	—	—	53,832	Provision for credit losses	(17,272)
Mortgage servicing rights	66,342	—	—	66,342	Mortgage banking, net	(321)

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During 2015 and 2014, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $11 million and $21 million for the years ended December 31, 2015 and 2014, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $3 million and $2 million to asset gains, net for the years ended December 31, 2015 and 2014, respectively.
Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

The estimated fair values of the Corporation’s financial instruments were as follows.

	December 31, 2015
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$374,921	$374,921	$374,921	$—	$—
Interest-bearing deposits in other financial institutions	79,764	79,764	79,764	—	—
Federal funds sold and securities purchased under agreements to resell	19,000	19,000	19,000	—	—
Investment securities held to maturity	1,168,230	1,184,442	—	1,184,442	—
Investment securities available for sale	4,967,414	4,967,414	2,566	4,964,648	200
FHLB and Federal Reserve Bank stocks	147,240	147,240	—	147,240	—
Loans held for sale	124,915	124,915	—	124,915	—
Loans, net	18,440,079	18,389,832	—	—	18,389,832
Bank owned life insurance	583,019	583,019	—	583,019	—
Interest rate-related instruments	29,391	29,391	—	29,391	—
Foreign currency exchange forwards	1,532	1,532	—	1,532	—
Interest rate lock commitments to originate residential mortgage loans held for sale	958	958	—	—	958
Forward commitments to sell residential mortgage loans	403	403	—	—	403
Purchased options (time deposit)	2,715	2,715	—	2,715	—
Commodity contracts	1,269	1,269	—	1,269	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	$19,444,863	$19,444,863	$—	$—	$19,444,863
Brokered CDs and other time deposits	1,562,802	1,564,464	—	1,564,464	—
Short-term funding	834,416	834,416	—	834,416	—
Long-term funding	2,679,350	2,728,112	—	2,728,112	—
Interest rate-related instruments	30,886	30,886	—	30,886	—
Foreign currency exchange forwards	1,398	1,398	—	1,398	—
Commodity contracts	1,146	1,146	—	1,146	—
Standby letters of credit (1)	2,954	2,954	—	2,954	—
Written options (time deposit)	2,715	2,715	—	2,715	—

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
	($ in Thousands)
Financial assets:
Cash and due from banks	$444,113	$444,113	$444,113	$—	$—
Interest-bearing deposits in other financial institutions	571,924	571,924	571,924	—	—
Federal funds sold and securities purchased under agreements to resell	16,030	16,030	16,030	—	—
Investment securities held to maturity	404,455	413,067	—	413,067	—
Investment securities available for sale	5,396,812	5,396,812	3,957	5,392,655	200
FHLB and Federal Reserve Bank stocks	189,107	189,107	—	189,107	—
Loans held for sale	154,935	156,423	—	156,423	—
Loans, net	17,327,544	17,427,647	—	—	17,427,647
Bank owned life insurance	574,154	574,154	—	574,154	—
Interest rate-related instruments	33,023	33,023	—	33,023	—
Foreign currency exchange forwards	2,140	2,140	—	2,140	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,947	1,947	—	—	1,947
Purchased options (time deposit)	6,054	6,054	—	6,054	—
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	$17,192,049	$17,192,049	$—	$—	$17,192,049
Brokered CDs and other time deposits	1,571,455	1,571,455	—	1,571,455	—
Short-term funding	1,068,288	1,068,288	—	1,068,288	—
Long-term funding	3,930,117	3,975,605	—	3,975,605	—
Interest rate-related instruments	35,372	35,372	—	35,372	—
Foreign currency exchange forwards	1,957	1,957	—	1,957	—
Standby letters of credit(1)	3,542	3,542	—	3,542	—
Forward commitments to sell residential mortgage loans	2,435	2,435		—	2,435
Written options (time deposit)	6,054	6,054	—	6,054	—

(1)
The commitment on standby letters of credit was $297 million and $353 million at December 31, 2015 and 2014, respectively. See Note 16 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
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
Deposits—The fair value of deposits with no stated maturity such as noninterest-bearing demand, savings, interest-bearing demand, and money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of Brokered CDs and other time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. However, if the estimated fair value of Brokered CDs and other time deposits is less than the carrying value, the carrying value is reported as the fair value.
Short-term funding—The carrying amount is a reasonable estimate of fair value for existing short-term funding.
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
Commodity contracts—The fair value of the Corporation’s commodity contracts is determined using quoted prices of the underlying instruments.
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

NOTE 19 REGULATORY MATTERS:
Restrictions on Cash and Due From Banks
The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $64 million at December 31, 2015.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Corporation meets all capital adequacy requirements to which it is subject.
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
As of December 31, 2015 and 2014, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2015 or 2014.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions:(2)
($ in Thousands)	Amount	Ratio(1)	Amount	Ratio(1)		Amount	Ratio(1)
As of December 31, 2015
Associated Banc-Corp
Total capital	$2,515,861	12.62%	$1,594,397	≥	8.00%
Tier 1 capital	2,016,861	10.12	797,199	≥	4.00%
Common equity Tier 1 capital	1,897,944	9.52	896,848	≥	4.50%
Leverage	2,016,861	7.60	1,061,325	≥	4.00%
Associated Bank, N.A.
Total capital	$2,532,563	12.76%	$1,588,070	≥	8.00%	$1,985,088	≥	10.00%
Tier 1 capital	2,283,785	11.50	794,035	≥	4.00%	1,191,053	≥	6.00%
Common equity Tier 1 capital	2,084,589	10.50	893,289	≥	4.50%	1,290,307	≥	6.50%
Leverage	2,283,785	8.64	1,057,228	≥	4.00%	1,321,535	≥	5.00%
As of December 31, 2014
Associated Banc-Corp
Total capital	$2,350,898	12.66%	$1,485,412	≥	8.00%
Tier 1 capital	1,868,059	10.06	742,706	≥	4.00%
Common equity Tier 1 capital	N/A	N/A	N/A	≥	N/A
Leverage	1,868,059	7.48	998,967	≥	4.00%
Associated Bank, N.A.
Total capital	$2,449,514	13.26%	$1,477,785	≥	8.00%	$1,847,231	≥	10.00%
Tier 1 capital	2,217,861	12.01	738,892	≥	4.00%	1,108,339	≥	6.00%
Common equity Tier 1 capital	N/A	N/A	N/A	≥	N/A	N/A	≥	N/A
Leverage	2,217,861	8.92	994,103	≥	4.00	1,242,628	≥	5.00%

1)
Total capital ratio is defined as Tier 1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 Capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. Common equity Tier 1 is defined as Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities divided by total risk weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets.

2)	Prompt corrective action provisions are not applicable at the bank holding company level.

NOTE 20 EARNINGS PER COMMON SHARE:
Earnings per common share are calculated utilizing the two-class method. Basic earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options, unvested restricted stock awards, and outstanding common stock warrants). Presented below are the calculations for basic and diluted earnings per common share.

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income	$188,301	$190,509	$188,692
Preferred stock dividends	(7,155)	(5,002)	(5,158)
Net income available to common equity	$181,146	$185,507	$183,534
Common shareholder dividends	(61,774)	(58,123)	(54,505)
Unvested share-based payment awards	(626)	(587)	(486)
Undistributed earnings	$118,746	$126,797	$128,543
Undistributed earnings allocated to common shareholders	117,498	125,646	127,592
Undistributed earnings allocated to unvested share-based payment awards	1,248	1,151	951
Undistributed earnings	$118,746	$126,797	$128,543
Basic
Distributed earnings to common shareholders	$61,774	$58,123	$54,505
Undistributed earnings allocated to common shareholders	117,498	125,646	127,592
Total common shareholders earnings, basic	$179,272	$183,769	$182,097
Diluted
Distributed earnings to common shareholders	$61,774	$58,123	$54,505
Undistributed earnings allocated to common shareholders	117,498	125,646	127,592
Total common shareholders earnings, diluted	$179,272	$183,769	$182,097
Weighted average common shares outstanding	149,350	157,286	165,584
Effect of dilutive common stock awards	1,253	968	218
Diluted weighted average common shares outstanding	150,603	158,254	165,802
Basic earnings per common share	$1.20	$1.17	$1.10
Diluted earnings per common share	$1.19	$1.16	$1.10
Options to purchase approximately 1 million, 2 million, and 3 million shares were outstanding at December 31, 2015, 2014, and 2013, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.
NOTE 21 SEGMENT REPORTING:
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
The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in Note 1, with certain exceptions. The more significant of these exceptions are described herein. The Corporation allocates interest income or interest expense using a funds transfer pricing methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities, primarily deposits) with income based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment. A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an incurred loss model using the methodologies described in Note 1 to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2015, certain organizational and methodology changes were made and, accordingly, 2014 and 2013 results have been restated and presented on a comparable basis.
A description of each business segment is presented below.
Corporate and Commercial Specialty — The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions. In serving this segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, commercial real estate financing, construction loans, letters of credit, leasing, asset based lending, and, for our larger clients, loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions; and information services; and (3) specialized financial services such as interest rate risk management, foreign exchange solutions, and commodity hedging.
Community, Consumer, and Business — The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses. In serving this segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various Consumer Banking, Community Banking, and Private Client units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; investment advisory services; trust and investment management accounts; (4) insurance and benefits related products and services; and (5) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management.
Risk Management and Shared Services — The Risk Management and Shared Services segment includes Corporate Risk Management, Credit Administration, Finance, Treasury, Operations and Technology, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (funds transfer pricing mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio, and capital includes both allocated and any remaining unallocated capital.

Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
2015
Net interest income	$310,072	$349,134	$17,072	$676,278
Noninterest income	46,742	265,638	16,029	328,409
Total revenue	356,814	614,772	33,101	1,004,687
Credit provision*	41,913	25,614	(30,027)	37,500
Noninterest expense	141,912	492,419	63,068	697,399
Income before income taxes	172,989	96,739	60	269,788
Income tax expense (benefit)	59,200	33,859	(11,572)	81,487
Net income	$113,789	$62,880	$11,632	$188,301
Return on average allocated capital (ROCET1)**	11.6%	9.8%	2.1%	9.9%
2014
Net interest income	$296,717	$310,444	$73,806	$680,967
Noninterest income	49,213	221,379	19,727	290,319
Total revenue	345,930	531,823	93,533	971,286
Credit provision*	46,857	23,934	(54,791)	16,000
Noninterest expense	148,476	463,184	67,581	679,241
Income before income taxes	150,597	44,705	80,743	276,045
Income tax expense	50,039	15,647	19,850	85,536
Net income	$100,558	$29,058	$60,893	$190,509
Return on average allocated capital (ROCET1)**	11.1%	5.1%	13.9%	9.9%
2013
Net interest income	$321,346	$317,898	$6,299	$645,543
Noninterest income	48,417	247,667	17,015	313,099
Total revenue	369,763	565,565	23,314	958,642
Credit provision*	55,297	20,122	(65,319)	10,100
Noninterest expense	140,744	477,318	62,587	680,649
Income before income taxes	173,722	68,125	26,046	267,893
Income tax expense (benefit)	60,802	23,843	(5,444)	79,201
Net income	$112,920	$44,282	$31,490	$188,692
Return on average allocated capital (ROCET1)**	12.5%	7.8%	6.5%	9.8%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
2015
Average earning assets	$9,383,971	$8,810,015	$6,377,101	$24,571,087
Average loans	9,374,191	8,809,673	68,400	18,252,264
Average deposits	5,856,530	10,898,602	3,147,955	19,903,087
Average allocated capital (CET1)**	$977,406	$640,181	$216,010	$1,833,597
2014
Average earning assets	$8,927,401	$7,840,352	$5,992,375	$22,760,128
Average loans	8,915,498	7,840,352	83,144	16,838,994
Average deposits	5,148,195	10,061,495	2,437,394	17,647,084
Average allocated capital (CET1)**	$903,500	$564,303	$402,806	$1,870,609
2013
Average earning assets	$8,443,203	$7,225,943	$5,310,982	$20,980,128
Average loans	8,433,389	7,225,943	3,813	15,663,145
Average deposits	5,479,567	9,675,302	2,283,326	17,438,195
Average allocated capital (CET1)**	$900,306	$570,634	$407,431	$1,878,371
* The consolidated credit provision is equal to the actual reported provision for credit losses.
** The Federal Reserve establishes capital adequacy requirements for the Corporation, including Tier 1 capital. Tier 1 capital is comprised of common capital and certain redeemable, non-cumulative preferred stock. Average allocated capital represents average common equity Tier 1 which is defined as average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. This is a non-GAAP financial measure. For segment reporting purposes, the ROCET1 reflects return on average allocated common equity Tier 1 (“CET1”). The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

NOTE 22 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2015, 2014, and 2013, changes during the years then ended, and reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2015, 2014, and 2013, respectively.

	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$86,109	$(37,506)	$48,603
Other comprehensive income (loss) before reclassifications	(158,207)	35,804	(122,403)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(564)	—	(564)
Personnel expense	—	4,416	4,416
Income tax (expense) benefit	61,266	(15,562)	45,704
Net other comprehensive income (loss) during period	(97,505)	24,658	(72,847)
Balance December 31, 2013	$(11,396)	$(12,848)	$(24,244)
Other comprehensive income (loss) before reclassifications	49,038	(18,428)	30,610
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(494)	—	(494)
Personnel expense	—	1,407	1,407
Income tax (expense) benefit	(18,636)	6,507	(12,129)
Net other comprehensive income (loss) during period	29,908	(10,514)	19,394
Balance December 31, 2014	$18,512	$(23,362)	$(4,850)
Other comprehensive loss before reclassifications	(20,439)	(17,892)	(38,331)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(8,133)	—	(8,133)
Personnel expense	—	2,306	2,306
Interest income	(555)	—	(555)
Income tax benefit	11,074	5,873	16,947
Net other comprehensive loss during period	(18,053)	(9,713)	(27,766)
Balance December 31, 2015	$459	$(33,075)	$(32,616)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Associated Banc-Corp:
We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Associated Banc-Corp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Associated Banc-Corp’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2016 expressed an unqualified opinion on the effectiveness of the Associated Banc Corp’s internal control over financial reporting.
KPMG LLP
Chicago, Illinois
February 5, 2016

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
As of December 31, 2015, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2015. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2015, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2015, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, is included below under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Associated Banc-Corp:
We have audited Associated Banc-Corp’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Associated Banc-Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Associated Banc-Corp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 5, 2016 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Chicago, Illinois
February 5, 2016

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the Corporation’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Election of Directors” and “Information About the Board of Directors”; and information concerning Section 16(a) compliance under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information in the Corporation’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item, under the captions “Executive Compensation — Compensation Discussion and Analysis,” “Director Compensation,” “Compensation and Benefits Committee Interlocks and Insider Participation,” and “Compensation and Benefits Committee Report” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Corporation’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item, under the caption “Stock Ownership,” is incorporated herein by reference.
Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,629,143	$17.22	11,184,971
Equity compensation plans not approved by security holders	—	—	—
Total	6,629,143	$17.22	11,184,971

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the Corporation’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item under the captions “Related Party Transactions,” and “Information about the Board of Directors,” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the Corporation’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, which contains information concerning this item under the caption “Fees Paid to Independent Registered Public Accounting Firm,” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption “Financial Statements and Supplementary Data” in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2015 and 2014
Consolidated Statements of Income — For the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 8.00% Perpetual Preferred Stock, Series B, dated September 12, 2011	Exhibit (3.1) to Report on Form 8-K filed on September 15, 2011

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015	Exhibit (3.1) to Report on Form 8-K filed on June 8, 2015

(3)(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(e)	Amended and Restated Bylaws	Exhibit (3) to Report on Form 10-Q filed on November 1, 2013

(4)(a)	Instruments Defining the Rights of Security Holders, Including Indentures

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
Exhibit (4.2) to Report on Form 8-K filed on September 15, 2011

(4)(f)	Warrant Agreement for 3,983,308 Warrants, dated as of November 30, 2011, between Associated Banc-Corp and Wells Fargo Bank, N.A.	Exhibit (4.1) to Report on Form 8-A filed on December 1, 2011

(4)(g)	Specimen Warrant for 3,983,308 Warrants	Exhibit (4.2) to Report on Form 8-A filed on December 1, 2011

(4)(h)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(i)	Global Note dated as of November 13, 2014 representing $250,000,000 2.750% Senior Notes due 2019	Exhibit (4.2) to Report on Form 8-K filed on November 18, 2014

(4)(j)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(k)	Deposit Agreement, dated June 8, 2015, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on June 8, 2015

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

Exhibit Number	Description

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 16, 2015	Filed herewith

*(10)(g)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(h)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(i)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(j)	Form of Restricted Stock Agreement	Exhibit (10.1) to Report on Form 10-Q filed on August 4, 2014

*(10)(k)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(l)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(m)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(n)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(o)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(p)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Filed herewith

(11)	Statement Re Computation of Per Share Earnings	See Note 20 in Part II Item 8

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

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

ASSOCIATED BANC-CORP

Date: February 5, 2016	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 5, 2016
Philip B. Flynn

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer and Principal Accounting Officer	February 5, 2016
Christopher J. Del Moral-Niles
Directors: John F. Bergstrom, Ruth M. Crowley, Philip B. Flynn, R. Jay Gerken, William R. Hutchinson, Robert A. Jeffe, Eileen A. Kamerick, Richard T. Lommen, Cory L. Nettles, J. Douglas Quick, Karen T. van Lith, and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.