Form 10-Q
period 2016-03-31
ASSOCIATED BANC-CORP
filed 2016-04-28
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 27, 2016, was 150,136,403.

.

ASSOCIATED BANC-CORP

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$287,183	$374,921
Interest-bearing deposits in other financial institutions	68,025	79,764
Federal funds sold and securities purchased under agreements to resell	20,200	19,000
Investment securities held to maturity, at amortized cost	1,176,821	1,168,230
Investment securities available for sale, at fair value	4,905,841	4,967,414
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	181,853	147,240
Loans held for sale	128,339	124,915
Loans	19,227,240	18,714,343
Allowance for loan losses	(277,370)	(274,264)
Loans, net	18,949,870	18,440,079
Premises and equipment, net	331,711	267,606
Goodwill	971,951	968,844
Mortgage servicing rights, net	59,414	61,341
Other intangible assets	16,966	16,458
Trading assets	53,087	32,192
Other assets(1)	1,027,606	1,043,831
Total assets	$28,178,867	$27,711,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$5,272,685	$5,562,466
Interest-bearing deposits	15,412,775	15,445,199
Total deposits	20,685,460	21,007,665
Federal funds purchased and securities sold under agreements to repurchase	583,247	431,438
Other short-term funding	834,161	402,978
Long-term funding(1)	2,861,316	2,676,164
Trading liabilities	55,223	33,430
Accrued expenses and other liabilities	176,962	222,914
Total liabilities	25,196,369	24,774,589
Stockholders’ equity
Preferred equity	120,347	121,379
Common equity:
Common stock	1,630	1,642
Surplus	1,447,368	1,458,522
Retained earnings	1,599,835	1,593,239
Accumulated other comprehensive income (loss)	2,167	(32,616)
Treasury stock, at cost	(188,849)	(204,920)
Total common equity	2,862,151	2,815,867
Total stockholders’ equity	2,982,498	2,937,246
Total liabilities and stockholders’ equity	$28,178,867	$27,711,835
Preferred shares issued	124,054	125,114
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	163,030,209	164,200,068
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	12,036,645	12,960,636

(1)
During the first quarter of 2016, the Corporation adopted a new accounting standard related to simplifying the presentation of debt issuance costs.  Under this new accounting standard, debt issuance costs are still capitalized; however, they are reflected on the balance sheet with the related debt issued rather than within other assets.  All prior periods have been restated to reflect this change in presentation. See Note 3 for additional information on this new accounting standard.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2016	2015
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$159,656	$151,945
Interest and dividends on investment securities:
Taxable	25,516	25,092
Tax-exempt	7,830	7,887
Other interest	1,067	1,692
Total interest income	194,069	186,616
INTEREST EXPENSE
Interest on deposits	11,766	7,619
Interest on Federal funds purchased and securities sold under agreements to repurchase	296	231
Interest on other short-term funding	515	81
Interest on long-term funding	9,505	10,872
Total interest expense	22,082	18,803
NET INTEREST INCOME	171,987	167,813
Provision for credit losses	20,000	4,500
Net interest income after provision for credit losses	151,987	163,313
NONINTEREST INCOME
Trust service fees	11,447	12,087
Service charges on deposit accounts	16,273	15,806
Card-based and other nondeposit fees	11,991	12,416
Insurance commissions	21,382	19,728
Brokerage and annuity commissions	3,794	3,683
Mortgage banking, net	4,204	7,408
Capital market fees, net	3,538	2,467
Bank owned life insurance income	4,770	2,875
Asset gains, net(1)	524	833
Investment securities gains, net	3,098	—
Other	2,171	2,510
Total noninterest income	83,192	79,813
NONINTEREST EXPENSE
Personnel expense	101,398	100,152
Occupancy	13,802	17,683
Equipment	5,446	5,772
Technology	14,264	15,558
Business development and advertising	8,211	5,327
Other intangible amortization	504	801
Loan expense	3,221	2,996
Legal and professional fees	5,025	4,538
Foreclosure / OREO expense, net(1)	1,877	1,162
FDIC expense	7,750	6,500
Other	12,473	13,503
Total noninterest expense	173,971	173,992
Income before income taxes	61,208	69,134
Income tax expense	18,674	22,462
Net income	42,534	46,672
Preferred stock dividends	2,198	1,228
Net income available to common equity	$40,336	$45,444
Earnings per common share:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30
Average common shares outstanding:
Basic	148,601	150,070
Diluted	149,454	151,164

(1)
During the first quarter of 2016, the consolidated statements of income were modified from prior periods' presentation to conform with the current period presentation, which reflect OREO gains/losses as a component of Foreclosure / OREO expense, net. In prior periods' presentation, OREO gains / losses were reported as a component of asset gains (losses), net. All prior periods have been restated to reflect this change in presentation.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2016	2015
	($ in Thousands)
Net income	$42,534	$46,672
Other comprehensive income, net of tax:
Investment securities available for sale:
Net unrealized gains	60,422	47,418
Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities	(1,572)	—
Reclassification adjustment for net gains realized in net income	(3,098)	—
Income tax expense	(21,275)	(18,105)
Other comprehensive income on investment securities available for sale	34,477	29,313
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	13	13
Amortization of actuarial losses	482	532
Income tax expense	(189)	(208)
Other comprehensive income on pension and postretirement obligations	306	337
Total other comprehensive income	34,783	29,650
Comprehensive income	$77,317	$76,322

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2014	$59,727	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income:
Net income	—	—	—	46,672	—	—	46,672
Other comprehensive income	—	—	—	—	29,650	—	29,650
Comprehensive income							76,322
Common stock issued:
Stock-based compensation plans, net	—	—	304	(18,015)	—	23,947	6,236
Acquisition of Ahmann & Martin Co.	—	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	(17)	(29,983)	—	—	—	(30,000)
Purchase of treasury stock	—	—	—	—	—	(4,105)	(4,105)
Cash dividends:
Common stock, $0.10 per share	—	—	—	(15,280)	—	—	(15,280)
Preferred stock	—	—	—	(1,228)	—	—	(1,228)
Stock-based compensation expense, net	—	—	5,774	—	—	—	5,774
Tax impact of stock-based compensation	—	—	638	—	—	—	638
Balance, March 31, 2015	$59,727	$1,674	$1,505,170	$1,509,967	$24,800	$(219,200)	$2,882,138
Balance, December 31, 2015	$121,379	$1,642	$1,458,522	$1,593,239	$(32,616)	$(204,920)	$2,937,246
Comprehensive income:
Net income	—	—	—	42,534	—	—	42,534
Other comprehensive income	—	—	—	—	34,783	—	34,783
Comprehensive income							77,317
Common stock issued:
Stock-based compensation plans, net	—	—	613	(17,271)	—	18,863	2,205
Purchase of common stock returned to authorized but unissued	—	(12)	(19,995)	—	—	—	(20,007)
Purchase of treasury stock	—	—	—	—	—	(2,792)	(2,792)
Cash dividends:
Common stock, $0.11 per share	—	—	—	(16,409)	—	—	(16,409)
Preferred stock	—	—	—	(2,198)	—	—	(2,198)
Purchase of preferred stock	(1,032)	—	—	(60)	—	—	(1,092)
Stock-based compensation expense, net	—	—	8,066	—	—	—	8,066
Tax benefit of stock-based compensation	—	—	162	—	—	—	162
Balance, March 31, 2016	$120,347	$1,630	$1,447,368	$1,599,835	$2,167	$(188,849)	$2,982,498
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,534	$46,672
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	20,000	4,500
Depreciation and amortization	11,060	12,268
Addition to valuation allowance on mortgage servicing rights, net	909	243
Amortization of mortgage servicing rights	2,874	3,179
Amortization of other intangible assets	504	801
Amortization and accretion on earning assets, funding, and other, net	10,692	9,863
Tax impact of stock based compensation	162	638
Gain on sales of investment securities, net	(3,098)	—
Gain on sales of assets and impairment write-downs, net	(524)	(833)
Gain on mortgage banking activities, net	(3,106)	(3,141)
Mortgage loans originated and acquired for sale	(193,849)	(268,296)
Proceeds from sales of mortgage loans held for sale	221,764	238,399
Decrease in interest receivable	(5,180)	(2,186)
Decrease in interest payable	(6,121)	(948)
Commercial loans held for sale	(30,089)	—
Net change in other assets and other liabilities	(46,160)	(29,848)
Net cash provided by operating activities	22,372	11,311
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(531,891)	(368,794)
Purchases of:
Available for sale securities	(182,895)	(202,615)
Held to maturity securities	(28,570)	(36,788)
Federal Home Loan Bank and Federal Reserve Bank stocks	(34,613)	(115)
Premises, equipment, and software, net of disposals	(70,685)	(13,944)
Other assets	(1,226)	(1,207)
Proceeds from:
Sales of available for sale securities	119,379	289
Prepayments, calls, and maturities of available for sale investment securities	180,458	282,835
Prepayments, calls, and maturities of held to maturity investment securities	15,029	5,155
Sales, prepayments, calls, and maturities of other assets	9,566	—
Net cash (paid) received in acquisition	(685)	1,202
Net cash used in investing activities	(526,133)	(333,982)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(322,205)	1,088,088
Net increase (decrease) in short-term funding	582,992	(405,751)
Repayment of long-term funding	(430,010)	(500,009)
Proceeds from issuance of long-term funding	615,000	—
Proceeds from issuance of common stock for stock-based compensation plans	2,205	6,236
Purchase of preferred stock	(1,092)	—
Purchase of common stock returned to authorized but unissued	(20,007)	(30,000)
Purchase of treasury stock	(2,792)	(4,105)
Cash dividends on common stock	(16,409)	(15,280)
Cash dividends on preferred stock	(2,198)	(1,228)
Net cash provided by financing activities	405,484	137,951
Net increase (decrease) in cash and cash equivalents	(98,277)	(184,720)
Cash and cash equivalents at beginning of period	473,685	1,032,067
Cash and cash equivalents at end of period	$375,408	$847,347
Supplemental disclosures of cash flow information:
Cash paid for interest	$28,041	$19,643
Cash paid for income taxes	1,167	—
Loans and bank premises transferred to other real estate owned	3,160	2,104
Capitalized mortgage servicing rights	1,856	3,010
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	522	5,160
Fair value ascribed to goodwill and intangible assets	4,119	51,221
Fair value of liabilities assumed	1,423	12,851
Common stock issued in acquisition	—	43,530
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Corporation's 2015 Annual Report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
Note 1 Basis of Presentation
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
During the first quarter of 2016, the consolidated statements of income were modified from prior periods' presentation to conform with the current period presentation, which reflects OREO gains / losses as a component of Foreclosure / OREO expense, net. In prior periods' presentation, OREO gains/losses were reported as a component of asset gains (losses), net. All prior periods have been restated to reflect this change.
During the first quarter of 2016, the Corporation combined the lease financing portfolio with the commercial and industrial portfolio for disclosure purposes. All prior periods have been restated to reflect this change in presentation.
Note 2 Acquisitions
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
During the first quarter of 2016, the Corporation completed two small insurance acquisitions to complement its existing insurance and benefits related products and services provided by Associated Financial Group, LLC. The Corporation recorded goodwill of $3 million and other intangibles of $1 million related to these insurance acquisitions.
Note 3 New Accounting Pronouncements Adopted
In September 2015, the FASB issued an amendment to simplify the accounting for measurement adjustments to prior business combinations. The amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This amendment was effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Corporation adopted the accounting standard during the first quarter of 2016, as required, and with no material impact on its results of operations, financial position, or liquidity.
In May 2015, the FASB issued an amendment to eliminate the requirement to categorize investments measured using the net asset value per share ("NAV") practical expedient in the fair value hierarchy table. Entities will be required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. The Corporation adopted the accounting standard during the first quarter of 2016, as required, with no material impact on its results of operations, financial position, or liquidity.
In April 2015, the FASB issued an amendment to provide guidance to customers about whether a cloud computing arrangement included a software license. If the cloud computing arrangement includes a software license, then the customer should account for the software license element consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This amendment was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The Corporation adopted the accounting standard on a prospective basis during the first quarter of 2016, as required, and with no material impact on its results of operations, financial position, or liquidity.
In April 2015, the FASB issued an amendment to simplify the presentation of debt issuance costs. This amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB expanded this amendment to include SEC staff views related to debt issuance costs associated with line-of-credit arrangements. The SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This amendment required retrospective application and was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Corporation adopted the accounting standard during the first quarter of 2016. All prior periods have been restated to reflect this change in presentation, resulting in a $3 million reduction to other assets and a corresponding $3 million reduction to long-term funding on the balance sheet compared to the amounts originally reported at December 31, 2015. See "Consolidated Balance Sheets" and Note 9 for additional information on the reclassification of debt issuance costs.
In February 2015, the FASB issued an amendment to modify existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate legal entities. The new standard will place more emphasis on risk of loss when determining a controlling financial interest. Frequency in the application of related-party guidance for determining a controlling financial interest will be reduced. Also, consolidation conclusions for public and private companies among several industries that make use of limited partnerships or VIEs will be changed. This amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Corporation adopted the accounting standard during the first quarter of 2016, as required, and with no material impact on its results of operations, financial position, or liquidity.
In January 2015, the FASB issued an amendment to eliminate from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Corporation adopted the accounting standard during the first quarter of 2016, as required, with no material impact.
In June 2014, the FASB issued an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This amendment was effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The Corporation adopted the accounting standard on a prospective basis during the first quarter of 2016, as required, with no material impact on its results of operations, financial position, or liquidity.

Note 4 Earnings Per Common Share
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

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income	$42,534	$46,672
Preferred stock dividends	(2,198)	(1,228)
Net income available to common equity	$40,336	$45,444
Common shareholder dividends	(16,203)	(15,166)
Unvested share-based payment awards	(206)	(114)
Undistributed earnings	$23,927	$30,164
Undistributed earnings allocated to common shareholders	23,686	29,886
Undistributed earnings allocated to unvested share-based payment awards	241	278
Undistributed earnings	$23,927	$30,164
Basic
Distributed earnings to common shareholders	$16,203	$15,166
Undistributed earnings allocated to common shareholders	23,686	29,886
Total common shareholders earnings, basic	$39,889	$45,052
Diluted
Distributed earnings to common shareholders	$16,203	$15,166
Undistributed earnings allocated to common shareholders	23,686	29,886
Total common shareholders earnings, diluted	$39,889	$45,052
Weighted average common shares outstanding	148,601	150,070
Effect of dilutive common stock awards	853	1,094
Diluted weighted average common shares outstanding	149,454	151,164
Basic earnings per common share	$0.27	$0.30
Diluted earnings per common share	$0.27	$0.30
Options to purchase approximately 3 million and 2 million shares were outstanding for the three months ended March 31, 2016 and 2015, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Warrants to purchase approximately 4 million shares were outstanding for both three months ended March 31, 2016 and 2015, but excluded from the calculation of diluted earnings per common shares as the effect would have been anti-dilutive.
Note 5 Stock-Based Compensation
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
The Corporation issues restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”) under this plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement. The plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirement meets the early retirement or normal retirement definitions under the plan (“retirement eligible colleagues”).
Accounting for Stock-Based Compensation:
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For retirement eligible colleagues, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense in the consolidated statements of income.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first three months of 2016 and full year 2015.

	2016	2015
Dividend yield	2.50%	2.00%
Risk-free interest rate	2.00%	2.00%
Weighted average expected volatility	25.00%	20.00%
Weighted average expected life	5.5 years	6.0 years
Weighted average per share fair value of options	$3.36	$3.08
The Corporation is required to estimate potential forfeitures of stock grants and adjust compensation expense recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods.
A summary of the Corporation’s stock option activity for the year ended December 31, 2015, and the three month ended March 31, 2016 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2014	7,847,338	$18.34
Granted	1,348,504	17.95
Exercised	(1,351,646)	13.90
Forfeited or expired	(1,215,053)	29.13
Outstanding at December 31, 2015	6,629,143	$17.22	6.24	$18,730
Options Exercisable at December 31, 2015	4,190,245	$17.25	4.93	$14,873
Granted	1,302,298	$17.45
Exercised	(96,602)	13.60
Forfeited or expired	(48,190)	17.75
Outstanding at March 31, 2016	7,786,649	$17.30	6.61	$14,682
Options Exercisable at March 31, 2016	4,907,257	$17.22	5.18	$12,950

The following table summarizes information about the Corporation’s nonvested stock option activity for the year ended December 31, 2015, and for the three months ended March 31, 2016.

Nonvested Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	2,770,662	$3.74
Granted	1,348,504	3.08
Vested	(1,459,709)	4.19
Forfeited	(220,559)	3.28
Nonvested at December 31, 2015	2,438,898	$3.15
Granted	1,302,298	3.36
Vested	(813,614)	3.25
Forfeited	(48,190)	3.20
Nonvested at March 31, 2016	2,879,392	$3.21
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2016, the intrinsic value of stock options exercised was approximately $420,000. For the year ended December 31, 2015 the intrinsic value of the stock options exercised was $7 million. The total fair value of stock options that vested were $3 million and $6 million, respectively, for the three months ended March 31, 2016 and for the year ended December 31, 2015. The Corporation recognized compensation expense for the vesting of stock options of over $1 million and $4 million for the three month ended March 31, 2016 and year ended December 31, 2015, respectively. Included in compensation expense for 2016 was approximately $857,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At March 31, 2016, the Corporation had $8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2019.
The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2015, and for the three months ended March 31, 2016.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,982,126	$15.79
Granted	1,173,847	18.09
Vested	(709,582)	15.62
Forfeited	(196,363)	16.87
Outstanding at December 31, 2015	2,250,028	$17.03
Granted	1,041,985	16.37
Vested	(732,553)	16.46
Forfeited	(34,299)	17.69
Outstanding at March 31, 2016	2,525,161	$16.91
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Performance-based restricted stock awards granted during 2015 and 2016 will vest ratably over a three year period, while service-based restricted stock awards granted during 2015 and 2016 will vest ratably over a four year period. Expense for restricted stock awards of approximately $7 million and $15 million was recorded for the three months ended March 31, 2016 and year ended December 31, 2015, respectively. Included in compensation expense for 2016 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $33 million of unrecognized compensation costs related to restricted stock awards at March 31, 2016, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2019.
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

Note 6 Investment Securities
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

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,000	$—	$—	$1,000
Residential mortgage-related securities:
FNMA / FHLMC	1,268,929	35,321	(846)	1,303,404
GNMA	1,536,248	11,086	(79)	1,547,255
Private-label	1,535	—	(23)	1,512
GNMA commercial mortgage-related securities	2,053,540	5,855	(11,530)	2,047,865
Other securities (debt and equity)	4,718	87	—	4,805
Total investment securities available for sale	$4,865,970	$52,349	$(12,478)	$4,905,841
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$1,054,757	$25,972	$(146)	$1,080,583
Residential mortgage-related securities:
FNMA / FHLMC	40,404	797	(180)	41,021
GNMA	81,660	1,086	(5)	82,741
Total investment securities held to maturity	$1,176,821	$27,855	$(331)	$1,204,345

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$999	$—	$(2)	$997
Residential mortgage-related securities:
FNMA / FHLMC	1,388,995	33,791	(8,160)	1,414,626
GNMA	1,605,956	507	(16,460)	1,590,003
Private-label	1,722	1	(14)	1,709
GNMA commercial mortgage-related securities	1,982,477	1,334	(28,501)	1,955,310
Other securities (debt and equity)	4,718	51	—	4,769
Total investment securities available for sale	$4,984,867	$35,684	$(53,137)	$4,967,414
Investment securities held to maturity:
Municipal securities	$1,043,767	$16,803	$(339)	$1,060,231
Residential mortgage-related securities:
FNMA / FHLMC	41,469	513	(645)	41,337
GNMA	82,994	189	(309)	82,874
Total investment securities held to maturity	$1,168,230	$17,505	$(1,293)	$1,184,442

The amortized cost and fair values of investment securities available for sale and held to maturity at March 31, 2016, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,500	$2,530	$46,749	$32,151
Due after one year through five years	3,200	3,200	243,423	255,338
Due after five years through ten years	—	—	245,683	255,755
Due after ten years	—	—	518,902	537,339
Total debt securities	5,700	5,730	1,054,757	1,080,583
Residential mortgage-related securities:
FNMA / FHLMC	1,268,929	1,303,404	40,404	41,021
GNMA	1,536,248	1,547,255	81,660	82,741
Private-label	1,535	1,512	—	—
GNMA commercial mortgage-related securities	2,053,540	2,047,865	—	—
Equity securities	18	75	—	—
Total investment securities	$4,865,970	$4,905,841	$1,176,821	$1,204,345
Ratio of Fair Value to Amortized Cost		100.8%		102.3%
During the first three months of 2016, the Corporation continued to restructure its investment securities portfolio and sold approximately $119 million of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating a $3 million net gain on sale. This restructuring lowered risk weighted assets and related capital requirements.

	Three Months Ended March 31,
	2016	2015
	($ in Thousands)
Gross gains	$3,287	$—
Gross losses	(189)	—
Investment securities gains, net	$3,098	$—
Proceeds from sales of investment securities	$119,379	$289
Pledged securities with a carrying value of approximately $2.7 billion and $3.2 billion at March 31, 2016, and December 31, 2015, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2016.

	Less than 12 months			12 months or more			Total
March 31, 2016	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Residential mortgage-related securities:
FNMA / FHLMC	—	$—	$—	12	$(846)	$258,670	$(846)	$258,670
GNMA	2	(79)	41,913	—	—	—	(79)	41,913
Private-label	1	(1)	76	3	(22)	1,382	(23)	1,458
GNMA commercial mortgage-related securities	20	(1,390)	558,620	21	(10,140)	448,861	(11,530)	1,007,481
Total	23	$(1,470)	$600,609	36	$(11,008)	$708,913	$(12,478)	$1,309,522
Investment securities held to maturity:
Municipal securities	20	$(75)	$10,029	17	$(71)	$5,599	$(146)	$15,628
Residential mortgage-related securities:
FNMA / FHLMC	1	(3)	1,180	5	(177)	13,587	(180)	14,767
GNMA	—	—	—	1	(5)	1,548	(5)	1,548
Total	21	$(78)	$11,209	23	$(253)	$20,734	$(331)	$31,943
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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2016, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The reduction in unrealized losses at March 31, 2016 is due to the reduction in overall interest rates.  The U.S. Treasury 3-year and 5-year rates dropped by 44 basis points ("bp") and 55 bp, respectively, from December 31, 2015.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At March 31, 2016, and December 31, 2015, the Corporation had FHLB stock of $108 million and $74 million, respectively, reflecting the overall increase in FHLB short-term and long-term funding. The Corporation had Federal Reserve Bank stock of $73 million at both March 31, 2016 and December 31, 2015, respectively.
Note 7 Loans
The period end loan composition was as follows.

	March 31, 2016	December 31, 2015
	($ in Thousands)
Commercial and industrial	$6,511,648	$6,190,683
Commercial real estate — owner occupied	917,285	918,212
Commercial and business lending	7,428,933	7,108,895
Commercial real estate — investor	3,276,733	3,234,266
Real estate construction	1,184,398	1,162,145
Commercial real estate lending	4,461,131	4,396,411
Total commercial	11,890,064	11,505,306
Residential mortgage	5,944,457	5,783,267
Home equity	982,994	1,005,802
Other consumer	409,725	419,968
Total consumer	7,337,176	7,209,037
Total loans	$19,227,240	$18,714,343

The following table presents commercial and consumer loans by credit quality indicator at March 31, 2016.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,713,979	$272,090	$328,464	$197,115	$6,511,648
Commercial real estate - owner occupied	834,879	31,856	41,107	9,443	917,285
Commercial and business lending	6,548,858	303,946	369,571	206,558	7,428,933
Commercial real estate - investor	3,208,338	30,680	25,385	12,330	3,276,733
Real estate construction	1,180,914	222	2,422	840	1,184,398
Commercial real estate lending	4,389,252	30,902	27,807	13,170	4,461,131
Total commercial	10,938,110	334,848	397,378	219,728	11,890,064
Residential mortgage	5,883,743	5,014	3,488	52,212	5,944,457
Home equity	967,267	1,446	209	14,072	982,994
Other consumer	408,819	523	—	383	409,725
Total consumer	7,259,829	6,983	3,697	66,667	7,337,176
Total	$18,197,939	$341,831	$401,075	$286,395	$19,227,240
The following table presents commercial and consumer loans by credit quality indicator at December 31, 2015.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,522,809	$341,169	$233,130	$93,575	$6,190,683
Commercial real estate - owner occupied	835,572	38,885	35,706	8,049	918,212
Commercial and business lending	6,358,381	380,054	268,836	101,624	7,108,895
Commercial real estate - investor	3,153,703	45,976	25,944	8,643	3,234,266
Real estate construction	1,157,034	252	3,919	940	1,162,145
Commercial real estate lending	4,310,737	46,228	29,863	9,583	4,396,411
Total commercial	10,669,118	426,282	298,699	111,207	11,505,306
Residential mortgage	5,727,437	1,552	2,796	51,482	5,783,267
Home equity	988,574	1,762	222	15,244	1,005,802
Other consumer	419,087	556	—	325	419,968
Total consumer	7,135,098	3,870	3,018	67,051	7,209,037
Total	$17,804,216	$430,152	$301,717	$178,258	$18,714,343
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies.
For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and nonaccrual loans are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at March 31, 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,311,415	$2,665	$236	$217	$197,115	$6,511,648
Commercial real estate - owner occupied	907,322	520	—	—	9,443	917,285
Commercial and business lending	7,218,737	3,185	236	217	206,558	7,428,933
Commercial real estate - investor	3,263,331	748	324	—	12,330	3,276,733
Real estate construction	1,183,143	415	—	—	840	1,184,398
Commercial real estate lending	4,446,474	1,163	324	—	13,170	4,461,131
Total commercial	11,665,211	4,348	560	217	219,728	11,890,064
Residential mortgage	5,888,651	3,199	395	—	52,212	5,944,457
Home equity	963,118	4,410	1,394	—	14,072	982,994
Other consumer	406,248	1,020	662	1,412	383	409,725
Total consumer	7,258,017	8,629	2,451	1,412	66,667	7,337,176
Total	$18,923,228	$12,977	$3,011	$1,629	$286,395	$19,227,240

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at March 31, 2016 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $230 million or 80% were current with respect to payment at March 31, 2016.
The following table presents loans by past due status at December 31, 2015.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,095,848	$602	$409	$249	$93,575	$6,190,683
Commercial real estate - owner occupied	903,021	7,142	—	—	8,049	918,212
Commercial and business lending	6,998,869	7,744	409	249	101,624	7,108,895
Commercial real estate - investor	3,225,332	291	—	—	8,643	3,234,266
Real estate construction	1,160,909	270	26	—	940	1,162,145
Commercial real estate lending	4,386,241	561	26	—	9,583	4,396,411
Total commercial	11,385,110	8,305	435	249	111,207	11,505,306
Residential mortgage	5,726,855	4,491	439	—	51,482	5,783,267
Home equity	982,639	6,190	1,729	—	15,244	1,005,802
Other consumer	416,374	1,195	675	1,399	325	419,968
Total consumer	7,125,868	11,876	2,843	1,399	67,051	7,209,037
Total	$18,510,978	$20,181	$3,278	$1,648	$178,258	$18,714,343

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2015 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $124 million or 69% were current with respect to payment at December 31, 2015.

The following table presents impaired loans at March 31, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$105,780	$106,837	$14,595	$106,280	$613
Commercial real estate — owner occupied	10,477	10,596	554	10,552	89
Commercial and business lending	116,257	117,433	15,149	116,832	702
Commercial real estate — investor	23,494	24,430	1,244	23,541	461
Real estate construction	1,226	1,812	412	1,237	14
Commercial real estate lending	24,720	26,242	1,656	24,778	475
Total commercial	140,977	143,675	16,805	141,610	1,177
Residential mortgage	65,281	70,624	12,351	65,819	548
Home equity	20,337	22,451	9,732	20,504	248
Other consumer	1,276	1,332	221	1,291	8
Total consumer	86,894	94,407	22,304	87,614	804
Total loans(a)	$227,871	$238,082	$39,109	$229,224	$1,981
Loans with no related allowance
Commercial and industrial	$120,243	$130,935	$—	$120,399	$91
Commercial real estate — owner occupied	6,659	9,005	—	6,715	—
Commercial and business lending	126,902	139,940	—	127,114	91
Commercial real estate — investor	9,829	9,984	—	9,855	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	9,829	9,984	—	9,855	—
Total commercial	136,731	149,924	—	136,969	91
Residential mortgage	6,738	7,020	—	6,841	35
Home equity	652	652	—	653	10
Other consumer	—	—	—	—	—
Total consumer	7,390	7,672	—	7,494	45
Total loans(a)	$144,121	$157,596	$—	$144,463	$136
Total
Commercial and industrial	$226,023	$237,772	$14,595	$226,679	$704
Commercial real estate — owner occupied	17,136	19,601	554	17,267	89
Commercial and business lending	243,159	257,373	15,149	243,946	793
Commercial real estate — investor	33,323	34,414	1,244	33,396	461
Real estate construction	1,226	1,812	412	1,237	14
Commercial real estate lending	34,549	36,226	1,656	34,633	475
Total commercial	277,708	293,599	16,805	278,579	1,268
Residential mortgage	72,019	77,644	12,351	72,660	583
Home equity	20,989	23,103	9,732	21,157	258
Other consumer	1,276	1,332	221	1,291	8
Total consumer	94,284	102,079	22,304	95,108	849
Total loans(a)	$371,992	$395,678	$39,109	$373,687	$2,117

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 84% of the unpaid principal balance at March 31, 2016.

The following table presents impaired loans at December 31, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,785	$59,409	$8,162	$46,833	$855
Commercial real estate — owner occupied	9,705	9,804	448	10,087	412
Commercial and business lending	67,490	69,213	8,610	56,920	1,267
Commercial real estate — investor	27,822	29,444	1,831	28,278	1,914
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	29,272	31,598	2,284	29,945	1,980
Total commercial	96,762	100,811	10,894	86,865	3,247
Residential mortgage	66,590	71,084	12,462	68,183	2,374
Home equity	21,769	23,989	10,118	22,624	1,147
Other consumer	1,154	1,225	195	1,199	30
Total consumer	89,513	96,298	22,775	92,006	3,551
Total loans(a)	$186,275	$197,109	$33,669	$178,871	$6,798
Loans with no related allowance
Commercial and industrial	$65,083	$72,259	$—	$79,573	$1,657
Commercial real estate — owner occupied	6,221	6,648	—	6,534	15
Commercial and business lending	71,304	78,907	—	86,107	1,672
Commercial real estate — investor	2,736	2,840	—	2,763	90
Real estate construction	—	—	—	—	—
Commercial real estate lending	2,736	2,840	—	2,763	90
Total commercial	74,040	81,747	—	88,870	1,762
Residential mortgage	4,762	5,033	—	4,726	126
Home equity	544	544	—	544	30
Other consumer	—	—	—	—	—
Total consumer	5,306	5,577	—	5,270	156
Total loans(a)	$79,346	$87,324	$—	$94,140	$1,918
Total
Commercial and industrial	$122,868	$131,668	$8,162	$126,406	$2,512
Commercial real estate — owner occupied	15,926	16,452	448	16,621	427
Commercial and business lending	138,794	148,120	8,610	143,027	2,939
Commercial real estate — investor	30,558	32,284	1,831	31,041	2,004
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	32,008	34,438	2,284	32,708	2,070
Total commercial	170,802	182,558	10,894	175,735	5,009
Residential mortgage	71,352	76,117	12,462	72,909	2,500
Home equity	22,313	24,533	10,118	23,168	1,177
Other consumer	1,154	1,225	195	1,199	30
Total consumer	94,819	101,875	22,775	97,276	3,707
Total loans(a)	$265,621	$284,433	$33,669	$273,011	$8,716

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 82% of the unpaid principal balance at December 31, 2015.

Troubled Debt Restructurings (“Restructured Loans”):
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 “Summary of Significant Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K for the Corporation's accounting policy for troubled debt restructurings. The Corporation had a recorded investment of over $4 million in loans modified in troubled debt restructurings for the three months ended March 31, 2016, of which approximately $470,000 was in accrual status and $4 million was in nonaccrual pending a sustained period of repayment. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	March 31, 2016		December 31, 2015
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$28,908	$2,711	$29,293	$1,714
Commercial real estate — owner occupied	7,693	2,689	7,877	2,703
Commercial real estate — investor	20,993	1,356	21,915	3,936
Real estate construction	386	182	510	177
Residential mortgage	19,807	23,845	19,870	24,592
Home equity	6,917	4,416	7,069	4,522
Other consumer	893	33	829	40
Total	$85,597	$35,232	$87,363	$37,684

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three months ended March 31, 2016 and 2015, respectively, and the recorded investment and unpaid principal balance as of March 31, 2016 and 2015 respectively.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	7	$1,483	$1,522	2	$196	$208
Commercial real estate — owner occupied	1	125	130	5	3,585	3,641
Commercial real estate — investor	—	—	—	4	3,030	3,042
Real estate construction	1	10	55	—	—	—
Residential mortgage	30	2,062	2,124	30	2,816	2,864
Home equity	20	818	879	36	1,782	1,843
Total	59	$4,498	$4,710	77	$11,409	$11,598

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2016, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2016.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the three months ended March 31, 2016 and 2015, respectively, as well as the recorded investment in these restructured loans as of March 31, 2016 and 2015 respectively.

	Three Months Ended March 31, 2016		Three Month Ended March 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial real estate — owner occupied	—	$—	1	$297
Real estate construction	1	10	—	—
Residential mortgage	7	1,151	16	1,239
Home equity	8	153	24	855
Total	16	$1,314	41	$2,391
All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.
A summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Charge offs	(16,894)	(76)	(176)	(54)	(1,390)	(1,746)	(909)	(21,245)
Recoveries	1,958	33	1,415	26	158	600	161	4,351
Net charge offs	(14,936)	(43)	1,239	(28)	(1,232)	(1,146)	(748)	(16,894)
Provision for loan losses	24,470	(2,059)	(2,233)	(3,498)	2,030	721	569	20,000
March 31, 2016	$139,493	$16,578	$42,024	$21,740	$29,059	$23,130	$5,346	$277,370
Allowance for loan losses:
Individually evaluated for impairment	$14,005	$74	$—	$—	$14	$—	$—	$14,093
Collectively evaluated for impairment	125,488	16,504	42,024	21,740	29,045	23,130	5,346	263,277
Total allowance for loan losses	$139,493	$16,578	$42,024	$21,740	$29,059	$23,130	$5,346	$277,370
Loans:
Individually evaluated for impairment	$195,341	$7,500	$9,829	$—	$7,472	$652	$—	$220,794
Collectively evaluated for impairment	6,316,307	909,785	3,266,904	1,184,398	5,936,985	982,342	409,725	19,006,446
Total loans	$6,511,648	$917,285	$3,276,733	$1,184,398	$5,944,457	$982,994	$409,725	$19,227,240
The allowance for credit losses is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the allowance for loan losses represents management’s estimate of an amount appropriate to provide for probable credit losses in the loan portfolio at the balance sheet date. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 12 for additional information on the allowance for unfunded commitments.

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2015, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2014	$117,635	$16,510	$46,333	$20,999	$31,926	$26,464	$6,435	$266,302
Charge offs	(27,687)	(2,645)	(4,645)	(750)	(5,636)	(7,048)	(3,869)	(52,280)
Recoveries	9,821	921	4,157	2,268	1,077	3,233	765	22,242
Net charge offs	(17,866)	(1,724)	(488)	1,518	(4,559)	(3,815)	(3,104)	(30,038)
Provision for loan losses	30,190	3,894	(2,827)	2,749	894	906	2,194	38,000
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Allowance for loan losses:
Individually evaluated for impairment	$7,522	$—	$229	$—	$166	$46	$—	$7,963
Collectively evaluated for impairment	122,437	18,680	42,789	25,266	28,095	23,509	5,525	266,301
Total allowance for loan losses	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Loans:
Individually evaluated for impairment	$91,569	$6,221	$5,460	$—	$6,956	$1,281	$—	$111,487
Collectively evaluated for impairment	6,099,114	911,991	3,228,806	1,162,145	5,776,311	1,004,521	419,968	18,602,856
Total loans	$6,190,683	$918,212	$3,234,266	$1,162,145	$5,783,267	$1,005,802	$419,968	$18,714,343
A summary of the changes in the allowance for unfunded commitments was as follows.

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	($ in Thousands)
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,400	$24,900
Provision for unfunded commitments	—	(500)
Balance at end of period	$24,400	$24,400
Note 8 Goodwill and Other Intangible Assets
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
The Corporation conducted its most recent annual impairment testing in May 2015, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2015 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2015 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2015 or the first three months of 2016.
At March 31, 2016, the Corporation had goodwill of $972 million, compared to $969 million at December 31, 2015. Goodwill increased by approximately $3 million during the first quarter of 2016 as a result of two small insurance acquisitions. See Note 2 for additional information on the Corporation's acquisitions.
Other Intangible Assets:  The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. Core deposit intangibles of approximately $15 million were fully amortized in 2015 and have been removed from both the gross carrying amount and the accumulated amortization for 2016. Other intangibles increased by approximately $1 million during the first quarter of 2016 for the customer relationships associated with two small insurance acquisitions. See Note 2 for additional information on the Corporation's acquisitions. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$4,385	$19,545
Accumulated amortization	(4,062)	(19,152)
Net book value	$323	$393
Amortization during the year	$70	$1,404
Other intangibles:
Gross carrying amount	$32,410	$31,398
Accumulated amortization	(15,767)	(15,333)
Net book value	$16,643	$16,065
Additions during the period	$1,012	$12,115
Amortization during the year	$434	$1,690
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$62,150	$61,379
Additions	1,856	12,372
Amortization	(2,874)	(11,601)
Mortgage servicing rights at end of period	$61,132	$62,150
Valuation allowance at beginning of period	(809)	(1,234)
(Additions) recoveries, net	(909)	425
Valuation allowance at end of period	(1,718)	(809)
Mortgage servicing rights, net	$59,414	$61,341
Fair value of mortgage servicing rights	$61,410	$70,686
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,876,888	$7,915,224
Mortgage servicing rights, net to servicing portfolio	0.75%	0.77%
Mortgage servicing rights expense (1)	$3,783	$11,176

(1)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2016. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine months ending December 31, 2016	$211	$1,378	$8,850
2017	112	1,786	9,674
2018	—	1,756	7,761
2019	—	1,457	6,313
2020	—	1,340	5,169
2021	—	1,316	4,265
Beyond 2021	—	7,610	19,100
Total Estimated Amortization Expense	$323	$16,643	$61,132

Note 9 Short and Long-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	March 31, 2016	December 31, 2015
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$74,985	$47,870
Securities sold under agreements to repurchase	508,262	383,568
Federal funds purchased and securities sold under agreements to repurchase	$583,247	$431,438
FHLB advances	770,000	335,000
Commercial paper	64,161	67,978
Other short-term funding	834,161	402,978
Total short-term funding	$1,417,408	$834,416
Long-Term Funding
FHLB advances	$2,365,216	$1,750,225
Senior notes, at par	250,000	680,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs (1)	(3,900)	(4,061)
Total long-term funding	2,861,316	2,676,164
Total short and long-term funding	$4,278,724	$3,510,580
(1) Debt issuance costs are now reflected on the balance sheet with the related debt issued rather than within other assets. See Note 3 for additional information on this new accounting standard.
Securities sold under agreements to repurchase ("repurchase agreements")
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). See Note 11 for additional disclosures on balance sheet offsetting.
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of March 31, 2016, the Corporation pledged GSE mortgage-related securities with a fair value of $643 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 are presented in the following table.

	Remaining Contractual Maturity of the Agreements
March 31, 2016	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
Repurchase agreements
GSE securities	$508,262	$—	$—	$—	$508,262
Total	$508,262	$—	$—	$—	$508,262
December 31, 2015
Repurchase agreements
GSE securities	$383,568	$—	$—	$—	$383,568
Total	$383,568	$—	$—	$—	$383,568

Long-term funding:

FHLB advances:  At March 31, 2016, the long-term FHLB advances had a weighted average interest rate of 0.29%, compared to 0.24% at December 31, 2015. The FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
2011 Senior Notes:  In March 2011, the Corporation issued $300 million of senior notes due March 2016, and callable February 2016, with a 5.125% fixed coupon at a discount. In September 2011, the Corporation “re-opened” the offering and issued an additional $130 million of the same notes at a premium. All notes were redeemed in February 2016 at par.
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
Note 10 Derivative and Hedging Activities
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $28 million of investment securities as collateral at March 31, 2016, and pledged $9 million of investment securities as collateral at December 31, 2015. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At March 31, 2016, the Corporation posted cash collateral for the margin of $31 million, compared to $22 million at December 31, 2015.
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

	March 31, 2016			December 31, 2015
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate-related instruments — customer and mirror	$1,806,688	$47,780	Trading assets	$1,665,965	$29,391	Trading assets
Interest rate-related instruments — customer and mirror	1,806,688	(50,145)	Trading liabilities	1,665,965	(30,886)	Trading liabilities
Interest rate lock commitments (mortgage)	418,136	2,689	Other assets	271,530	958	Other assets
Forward commitments (mortgage)	249,866	(1,732)	Other liabilities	231,798	403	Other assets
Foreign currency exchange forwards	124,617	4,203	Trading assets	72,976	1,532	Trading assets
Foreign currency exchange forwards	116,751	(4,097)	Trading liabilities	65,649	(1,398)	Trading liabilities
Commodity contracts	43,646	1,104	Trading assets	44,380	1,269	Trading assets
Commodity contracts	43,770	(981)	Trading liabilities	44,256	(1,146)	Trading liabilities
Purchased options (time deposit)	103,475	2,228	Other assets	104,582	2,715	Other assets
Written options (time deposit)	103,475	(2,228)	Other liabilities	104,582	(2,715)	Other liabilities

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Three Months Ended March 31,
($ in Thousands)		2016	2015
Derivative Instruments:
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(870)	$(294)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,731	1,738
Forward commitments (mortgage)	Mortgage banking, net	(2,135)	640
Foreign currency exchange forwards	Capital market fees, net	(28)	66
Commodity contracts	Capital market fees, net	—	—
Free Standing Derivatives
The Corporation enters into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
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
Foreign currency exchange forwards: The Corporation provides foreign currency exchange services to customers, primarily forward contracts. Our customers enter into a foreign currency exchange forward with the Corporation as a means for them to mitigate exchange rate risk. The Corporation mitigates its risk by then entering into an offsetting foreign currency exchange derivative contract. Such foreign currency exchange contracts are carried at fair value on the consolidated balance sheets with changes in fair value recorded as a component of Capital market fees, net.
Commodity contracts: Commodity contracts are entered into primarily for the benefit of commercial customers seeking to manage their exposure to fluctuating commodity prices. The Corporation mitigates its risk by then entering into an offsetting commodity derivative contract. Commodity contracts are carried at fair value on the consolidated balance sheets with changes in fair value recorded as a component of Capital market fees, net.
Mortgage derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net.
Written and purchased options (time deposit)
Historically, the Corporation had entered into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”), which the Corporation ceased offering in September 2013. The Power CD was a time deposit that provided the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation received a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets.

Note 11 Balance Sheet Offsetting
Interest Rate-Related Instruments and Commodity Contracts (“Interest and Commodity Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation also enters into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices. The Corporation mitigates these risks by entering into equal and offsetting interest and commodity agreements with highly rated third party financial institutions. The Corporation is party to master netting arrangements with its financial institution counterparties that creates a single net settlement of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and commodity agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See Note 10 for additional information on the Corporation’s derivative and hedging activities.
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

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
March 31, 2016
Derivative assets:
Interest and commodity agreements	$823	$—	$823	$(823)	$—	$—
Derivative liabilities:
Interest and commodity agreements	$48,700	$—	$48,700	$(823)	$(47,877)	$—
December 31, 2015
Derivative assets:
Interest and commodity instruments	$1,466	$—	$1,466	$(1,466)	$—	$—
Derivative liabilities:
Interest and commodity instruments	$30,200	$—	$30,200	$(1,466)	$(28,734)	$—

Note 12 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments.

	March 31, 2016	December 31, 2015
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$7,315,642	$7,402,518
Commercial letters of credit(1)	7,782	9,945
Standby letters of credit(3)	278,740	296,508

1)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2016 or December 31, 2015.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

3)	The Corporation has established a liability of $3 million at both March 31, 2016 and December 31, 2015, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $24 million at both March 31, 2016 and December 31, 2015, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at March 31, 2016, was $53 million, compared to $52 million at December 31, 2015, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $62 million at March 31, 2016, and $61 million at December 31, 2015.

Legal Proceedings
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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of Associated Bank (the "Bank"). The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013. On March 2, 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court and remanded the case back to the District Court for further proceedings. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $126,000 and $3 million during the three months ended March 31, 2016 and the year ended December 31, 2015, respectively, and paid loss reimbursement or settlement claims of approximately $3,000 and $133,000 for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. Make whole requests during 2015 and the first three months of 2016 generally arose from loans sold during the period of January 1, 2012 to March 31, 2016, which total $7.9 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2016, approximately $5.7 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
	($ in Thousands)
Balance at beginning of period	$1,197	$3,258
Repurchase provision expense	70	428
Adjustments to provision expense	—	(2,450)
Charge offs, net	(3)	(39)
Balance at end of period	$1,264	$1,197
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2016, and December 31, 2015, there were approximately $60 million and $68 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2016 and December 31, 2015, there were $122 million and $132 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

Note 13 Fair Value Measurements
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
Derivative financial instruments (interest rate-related instruments):  The Corporation has used, and may use again in the future, interest rate swaps to manage its interest rate risk. In addition, the Corporation offers customer interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 10 for additional disclosure regarding the Corporation’s interest rate-related instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2016, and December 31, 2015, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Derivative financial instruments (commodity contracts):  The Corporation enters into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror commodity contracts) with third parties to manage its risk associated with these financial instruments. The valuation of the Corporation’s commodity contracts is determined using quoted prices of the underlying instrument, and are classified in Level 2 of the fair value hierarchy. See Note 10 for additional disclosures regarding the Corporation’s commodity contracts.
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
The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Hierarchy	March 31, 2016	December 31, 2015
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	Level 1	$1,000	$997
Residential mortgage-related securities:
FNMA / FHLMC	Level 2	1,303,404	1,414,626
GNMA	Level 2	1,547,255	1,590,003
Private-label	Level 2	1,512	1,709
GNMA commercial mortgage-related securities	Level 2	2,047,865	1,955,310
Other securities (debt and equity)	Level 1	1,605	1,569
Other securities (debt and equity)	Level 2	3,000	3,000
Other securities (debt and equity)	Level 3	200	200
Total investment securities available for sale	Level 1	2,605	2,566
Total investment securities available for sale	Level 2	4,903,036	4,964,648
Total investment securities available for sale	Level 3	200	200
Interest rate-related instruments	Level 2	47,780	29,391
Foreign currency exchange forwards	Level 2	4,203	1,532
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	2,689	958
Forward commitments to sell residential mortgage loans	Level 3	—	403
Commodity contracts	Level 2	1,104	1,269
Purchased options (time deposit)	Level 2	2,228	2,715
Liabilities:
Interest rate-related instruments	Level 2	50,145	30,886
Foreign currency exchange forwards	Level 2	4,097	1,398
Forward commitments to sell residential mortgage loans	Level 3	1,732	—
Commodity contracts	Level 2	981	1,146
Written options (time deposit)	Level 2	2,228	2,715
The table below presents a rollforward of the balance sheet amounts for the three months ended March 31, 2016 and the year ended December 31, 2015, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2014	$200	$(488)
Total net gains included in income:
Mortgage derivative gain	—	1,849
Balance December 31, 2015	$200	$1,361
Total net losses included in income:
Mortgage derivative loss	—	(404)
Balance March 31, 2016	$200	$957
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2016, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Group Risk Committee. At March 31, 2016, the closing ratio was 89%.
Impaired loans:  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in an average discount of 10% to 15%.
Mortgage servicing rights:  The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 15.2% and 9.6% at March 31, 2016, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
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
The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
March 31, 2016
Assets:
Loans held for sale (2)	Level 2	$129,398	Mortgage banking, net	$—
Impaired loans (1)	Level 3	84,664	Provision for credit losses	(15,097)
Mortgage servicing rights	Level 3	61,410	Mortgage banking, net	(909)

December 31, 2015
Assets:
Loans held for sale	Level 2	$124,915	Mortgage banking, net	$(155)
Impaired loans (1)	Level 3	41,891	Provision for credit losses	(7,796)
Mortgage servicing rights	Level 3	70,686	Mortgage banking, net	425

(1)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

(2)	Loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2016, the estimated fair value exceeded the cost and therefore there was no adjustment recognized in Income.
Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first three months of 2016 and the full year 2015, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $3 million for the first three months of 2016 and $11 million for the year ended December 31, 2015, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of less than $1 million and $3 million to foreclosure / OREO expense, net for the three months ended 2016 and the year ended December 31, 2015, respectively.

Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.
The estimated fair values of the Corporation’s financial instruments were as follows.

		March 31, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets:
Cash and due from banks	Level 1	$287,183	$287,183	$374,921	$374,921
Interest-bearing deposits in other financial institutions	Level 1	68,025	68,025	79,764	79,764
Federal funds sold and securities purchased under agreements to resell	Level 1	20,200	20,200	19,000	19,000
Investment securities held to maturity	Level 2	1,176,821	1,204,345	1,168,230	1,184,442
Investment securities available for sale	Level 1	2,605	2,605	2,566	2,566
Investment securities available for sale	Level 2	4,903,036	4,903,036	4,964,648	4,964,648
Investment securities available for sale	Level 3	200	200	200	200
FHLB and Federal Reserve Bank stocks	Level 2	181,853	181,853	147,240	147,240
Loans held for sale	Level 2	128,339	129,398	124,915	124,915
Loans, net	Level 3	18,949,870	19,025,680	18,440,079	18,389,832
Bank owned life insurance	Level 2	580,583	580,583	583,019	583,019
Derivatives (trading and other assets)	Level 2	55,315	55,315	34,907	34,907
Derivatives (trading and other assets)	Level 3	2,689	2,689	1,361	1,361
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$19,117,418	$19,117,418	$19,444,863	$19,444,863
Brokered CDs and other time deposits	Level 2	1,568,042	1,576,714	1,562,802	1,564,464
Short-term funding	Level 2	1,417,408	1,417,408	834,416	834,416
Long-term funding	Level 2	2,861,316	2,925,447	2,676,164	2,728,112
Standby letters of credit (1)	Level 2	2,746	2,746	2,954	2,954
Derivatives (trading and other liabilities)	Level 2	57,451	57,451	36,145	36,145
Derivatives (trading and other liabilities)	Level 3	1,732	1,732	—	—

(1)
The commitment on standby letters of credit was $279 million and $297 million at March 31, 2016 and December 31, 2015, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Loans, net—The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate (owner occupied and investor), residential mortgage, home equity, and other consumer. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.
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
Standby letters of credit—The fair value of standby letters of credit represents deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.
Derivatives (trading and other)
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

Note 14 Retirement Plans
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
The components of net periodic benefit cost for the RAP and Postretirement Plans for three months ended March 31, 2016 and 2015 were as follows.

	Three Months Ended March 31,
	2016	2015
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$1,725	$3,063
Interest cost	1,780	1,642
Expected return on plan assets	(5,065)	(5,350)
Amortization of prior service cost	13	13
Amortization of actuarial loss	482	532
Total net pension cost	$(1,065)	$(100)
Postretirement Plan:
Interest cost	$36	$35
Total net periodic benefit cost	$36	$35
Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2015 Annual Report on Form 10-K, with certain exceptions. The more significant of these exceptions are described herein.
The Corporation allocates net interest income using an internal funds transfer pricing ("FTP") methodology that charges users of funds (assets) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is recorded in the Risk Management and Shared Services segment.
During 2015, the Corporation adopted enhanced FTP methodology utilizing, new, more granular deposit information which incorporated the additional dimension of vintage (based on time from when the deposit account was opened) for determining the funds credit for non-maturity deposits. The new deposit information demonstrated that deposit accounts with the Corporation for a longer period of time had a lower attrition rate, warranting a higher crediting rate (based on a longer-term segment of the yield curve) to reflect the long-term value such deposits provide to the Corporation.
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an incurred loss model using the methodologies described in the Corporation’s 2015 Annual Report on Form 10-K to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-

wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
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
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2015 Annual Report on Form 10-K. There have been no changes in the Corporation's segments since December 31, 2015.
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches).
Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2016
Net interest income	$79,164	$85,605	$7,218	$171,987
Noninterest income	11,613	63,748	7,831	83,192
Total revenue	90,777	149,353	15,049	255,179
Credit provision*	12,739	6,142	1,119	20,000
Noninterest expense	34,403	121,295	18,273	173,971
Income (loss) before income taxes	43,635	21,916	(4,343)	61,208
Income tax expense (benefit)	14,579	7,670	(3,575)	18,674
Net income (loss)	$29,056	$14,246	$(768)	$42,534
Return on average allocated capital (ROCET1)**	11.3%	9.1%	(5.0)%	8.6%
Three Months Ended March 31, 2015
Net interest income	$75,691	$86,357	$5,765	$167,813
Noninterest income	12,613	65,344	1,856	79,813
Total revenue	88,304	151,701	7,621	247,626
Credit provision*	9,526	7,071	(12,097)	4,500
Noninterest expense	34,460	118,373	21,159	173,992
Income (loss) before income taxes	44,318	26,257	(1,441)	69,134
Income tax expense (benefit)	15,368	9,190	(2,096)	22,462
Net income	$28,950	$17,067	$655	$46,672
Return on average allocated capital (ROCET1)**	12.5%	10.7%	(1.1)%	10.2%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2016
Average earning assets	$9,720,028	$9,120,319	$6,432,026	$25,272,373
Average loans	9,711,221	9,119,020	92,589	18,922,830
Average deposits	5,918,341	11,100,195	3,556,638	20,575,174
Average allocated capital (CET1)**	$1,031,659	$627,211	$237,611	$1,896,481
Three Months Ended March 31, 2015
Average earning assets	$9,218,844	$8,525,399	$6,403,783	$24,148,026
Average loans	9,210,992	8,525,399	78,724	17,815,115
Average deposits	5,421,541	10,522,618	3,111,037	19,055,196
Average allocated capital (CET1)**	$942,764	$647,375	$214,078	$1,804,217
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

Note 16 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at March 31, 2016 and 2015, changes during the three month periods then ended, and reclassifications out of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2016 and 2015, respectively.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2016	$459	$(33,075)	$(32,616)
Other comprehensive income before reclassifications	60,422	—	60,422
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(3,098)	—	(3,098)
Personnel expense	—	495	495
Interest income (Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities)	(1,572)	—	(1,572)
Income tax expense	(21,275)	(189)	(21,464)
Net other comprehensive income during period	34,477	306	34,783
Balance March 31, 2016	$34,936	$(32,769)	$2,167
Balance January 1, 2015	$18,512	$(23,362)	$(4,850)
Other comprehensive income before reclassifications	47,418	—	47,418
Amounts reclassified from accumulated other comprehensive income:
Personnel expense	—	545	545
Income tax expense	(18,105)	(208)	(18,313)
Net other comprehensive income during period	29,313	337	29,650
Balance March 31, 2015	$47,825	$(23,025)	$24,800

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
During the first quarter of 2016, the consolidated statements of income were modified from prior periods' presentation to conform with the current period presentation, which reflects OREO gains / losses as a component of Foreclosure / OREO expense, net. In prior periods' presentation, OREO gains / losses were reported as a component of asset gains (losses), net. All prior periods have been restated to reflect this change.
During the first quarter of 2016, the Corporation combined the lease financing portfolio with the commercial and industrial portfolio for disclosure purposes. All prior periods have been restated to reflect this change in presentation.

Performance Summary

•
Average loans of $18.9 billion grew $380 million, or 2% from the fourth quarter, commercial lending accounted for 85% of average loan growth. Average deposits of $20.6 billion declined slightly from the fourth quarter. For the remainder of 2016, the Corporation expects high single digit annual average loan growth and to maintain the loan to deposit ratio under 100%.

•
Net interest income of $172 million was slightly higher than the prior quarter, and up $4 million, or 2% from the year ago quarter. Net interest margin was 2.81% compared to 2.82% in the fourth quarter. In the absence of Federal Reserve action to raise rates, the Corporation expects the net interest margin to dip into the 2.75% to 2.80% range.

•
Provision for credit losses of $20 million was flat to the fourth quarter. For the remainder of 2016, the Corporation expects the provision for loan losses will change based on loan growth and changes in risk grade or other indicators of credit quality.

•	Noninterest income of $83 million was flat from the prior quarter. The Corporation expects noninterest income to be approximately flat to the prior year, excluding net investment securities gains.

•	Noninterest expense of $174 million declined $2 million, or 1% from the prior quarter. The Corporation expects noninterest expense to be approximately flat to the prior year.
TABLE 1: Summary Results of Operations: Trends
(In thousands, except per share data)

	1st Qtr 2016	4th Qtr 2015	3rd Qtr 2015	2nd Qtr 2015	1st Qtr 2015
Net income	$42,534	$42,791	$49,438	$49,400	$46,672
Net income available to common equity	40,336	40,593	47,254	47,855	45,444
Earnings per common share - basic	0.27	0.27	0.31	0.32	0.30
Earnings per common share - diluted	0.27	0.27	0.31	0.31	0.30
Effective tax rate	30.51%	26.82%	30.36%	30.61%	32.49%
Reconciliation of Non-GAAP Measure
Federal Reserve efficiency ratio (a)	69.01%	70.49%	68.85%	70.23%	70.26%
Fully tax-equivalent adjustment	(1.37)%	(1.52)%	(1.38)%	(1.35)%	(1.41)%
Other intangible amortization	(0.20)%	(0.21)%	(0.36)%	(0.35)%	(0.32)%
Fully tax-equivalent efficiency ratio (b)	67.44%	68.76%	67.11%	68.53%	68.53%

(a) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net.
(b) The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. Management believes the fully tax-equivalent efficiency ratio, which adjusts net interest income for the tax-favored status of certain loans and investment securities, to be the preferred industry measurement as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

INCOME STATEMENT ANALYSIS

Net Interest Income

TABLE 2: Net Interest Income Analysis

	Quarter ended
	March 31, 2016			December 31, 2015			March 31, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$7,121,061	$57,258	3.23%	$6,892,162	$55,451	3.19%	$6,993,169	$55,915	3.24%
Commercial real estate lending	4,469,531	38,989	3.51%	4,373,460	37,587	3.41%	4,102,733	36,403	3.60%
Total commercial	11,590,592	96,247	3.34%	11,265,622	93,038	3.28%	11,095,902	92,318	3.37%
Residential mortgage	5,920,280	47,748	3.23%	5,845,557	47,305	3.24%	5,231,698	43,472	3.33%
Retail	1,411,958	16,640	4.72%	1,431,509	16,673	4.65%	1,487,515	17,081	4.62%
Total loans	18,922,830	160,635	3.41%	18,542,688	157,016	3.37%	17,815,115	152,871	3.46%
Investment securities:
Taxable	5,034,072	25,516	2.03%	5,205,033	26,395	2.03%	4,804,411	25,092	2.09%
Tax-exempt(1)	1,045,210	11,980	4.58%	1,016,329	11,909	4.69%	950,336	12,067	5.08%
Other short-term investments	270,261	1,067	1.59%	259,053	1,639	2.53%	578,164	1,692	1.18%
Investments and other	6,349,543	38,563	2.43%	6,480,415	39,943	2.47%	6,332,911	38,851	2.45%
Total earning assets	25,272,373	$199,198	3.16%	25,023,103	$196,959	3.14%	24,148,026	$191,722	3.20%
Other assets, net(4)	2,426,475			2,434,297			2,454,664
Total assets	$27,698,848			$27,457,400			$26,602,690
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,367,646	$236	0.07%	$1,358,141	$249	0.07%	$1,277,469	$238	0.08%
Interest-bearing demand	3,220,409	2,032	0.25%	3,150,628	1,217	0.15%	3,203,727	1,050	0.13%
Money market	9,432,245	6,444	0.27%	9,534,551	4,351	0.18%	8,653,260	3,785	0.18%
Time	1,558,278	3,054	0.79%	1,604,864	3,027	0.75%	1,594,183	2,546	0.65%
Total interest-bearing deposits	15,578,578	11,766	0.30%	15,648,184	8,844	0.22%	14,728,639	7,619	0.21%
Federal funds purchased and securities sold under agreements to repurchase	559,459	296	0.21%	605,026	229	0.15%	585,498	231	0.16%
Other short-term funding	777,898	515	0.27%	368,752	186	0.20%	119,240	81	0.27%
Total short-term funding	1,337,357	811	0.24%	973,778	415	0.17%	704,738	312	0.18%
Long-term funding(4)	2,582,538	9,505	1.47%	2,676,116	10,692	1.60%	3,731,367	10,872	1.17%
Total short and long-term funding	3,919,895	10,316	1.05%	3,649,894	11,107	1.22%	4,436,105	11,184	1.01%
Total interest-bearing liabilities	19,498,473	$22,082	0.45%	19,298,078	$19,951	0.41%	19,164,744	$18,803	0.40%
Noninterest-bearing demand deposits	4,996,596			4,967,719			4,326,557
Other liabilities	233,029			250,957			266,660
Stockholders’ equity	2,970,750			2,940,646			2,844,729
Total liabilities and stockholders’ equity	$27,698,848			$27,457,400			$26,602,690
Interest rate spread			2.71%			2.73%			2.80%
Net free funds			0.10%			0.09%			0.09%
Fully tax-equivalent net interest income and net interest margin		$177,116	2.81%		$177,008	2.82%		$172,919	2.89%
Fully tax-equivalent adjustment		5,129			5,540			5,106
Net interest income		$171,987			$171,468			$167,813

(1)
The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

(4)
During the first quarter of 2016, the Corporation adopted a new accounting standard related to simplifying the presentation of debt issuance costs.  Under this new accounting standard, debt issuance costs are still capitalized; however, they are reflected on the balance sheet with the related debt issued rather than within other assets.  All prior periods have been restated to reflect this change in presentation.

Notable contributions to the change in net interest income were:

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $172 million for the first quarter of 2016 compared to $168 million for first quarter of 2015. See sections “Interest Rate Risk” and “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of interest rate risk and market risk.

•
Fully tax-equivalent net interest income of $177 million for the first quarter of 2016 was $4 million higher than the first quarter of 2015. The increase in fully tax-equivalent net interest income was attributable to a favorable volume variance (as balance sheet changes in both volume and mix increased fully tax-equivalent net interest income by $11 million) and a $1 million day variance, partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased fully tax-equivalent net interest income by $8 million).

•
Average earning assets of $25.3 billion for the first quarter of 2016 were $1.1 billion, or 5% higher than the first quarter of 2015. Average loans increased $1.1 billion, or 6%, primarily due to a $689 million increase in residential mortgage loans. Average securities and short-term investments were essentially flat.

•
Average interest-bearing liabilities of $19.5 billion for the first quarter of 2016 were up $334 million, or 2% versus the first quarter of 2015. On average, interest-bearing deposits increased $850 million and noninterest-bearing demand deposits (a principal component of net free funds) increased by $670 million. On average, short and long-term funding decreased $516 million from first quarter of 2015, including a $1.1 billion decrease in long-term funding, partially offset by a $633 million increase in short-term funding. The Corporation redeemed $430 million of senior notes in February 2016.

•
The net interest margin for the first quarter of 2016 was 2.81%, compared to 2.89% for the first quarter of 2015. The 8 basis points ("bp") decline in net interest margin was attributable to a 9 bp decrease in interest rate spread (the net of a 4 bp decrease in the yield on earning assets and a 5 bp increase in the cost of interest-bearing liabilities), partially offset by a 1 bp higher contribution from net free funds.

•
For the first quarter of 2016, loan yields decreased 5 bp to 3.41%, due to competitive pricing pressures in this low interest rate environment. The yield on investment securities and other short-term investments decreased 2 bp to 2.43%, and was also impacted by the low interest rate environment and higher prepayment speeds of mortgage-related securities purchased at a premium.

•
The average cost of interest-bearing deposits was 0.30% for the first quarter of 2016, 9 bp higher than the first quarter of 2015. The cost of short term funding was up 6 bp, while the cost of long-term funding increased 30 bp to 1.47% for the first quarter of 2016.

•
At the end of the first quarter of 2016, the Federal funds rate was below 0.50% after a target rate increase in December 2015. If the Federal Reserve decides to increase rates later this year, the timing and magnitude of any such increases is uncertain and will likely depend on domestic and global economic conditions, among other factors.

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the three months ended March 31, 2016 was $20 million, compared to $5 million for the three months ended March 31, 2015. Net charge offs were $17 million (representing 0.36% of average loans) for the three months ended March 31, 2016, compared to $6 million (representing 0.13% of average loans) for the three months ended March 31, 2015. The ratio of the allowance for loan losses to total loans was 1.44% and 1.48% at March 31, 2016 and 2015, respectively.
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections, “Loans,” “Credit Risk,” “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and “Allowance for Credit Losses."

Noninterest Income
TABLE 3: Noninterest Income

						1Q16 Change vs
($ in Thousands)	1Q16	4Q15	3Q15	2Q15	1Q15	4Q15	1Q15
Trust service fees	$11,447	$11,965	$12,273	$12,515	$12,087	(4)%	(5)%
Service charges on deposit accounts	16,273	16,577	17,385	15,703	15,806	(2)%	3%
Card-based and other nondeposit fees	11,991	12,694	12,618	13,597	12,416	(6)%	(3)%
Insurance commissions	21,382	17,997	17,561	20,077	19,728	19%	8%
Brokerage and annuity commissions	3,794	3,694	3,809	4,192	3,683	3%	3%
Subtotal ("fee-based revenue")	64,887	62,927	63,646	66,084	63,720	3%	2%
Mortgage banking income	7,987	10,851	9,557	12,201	10,830	(26)%	(26)%
Mortgage servicing rights expense	(3,783)	(2,580)	(2,914)	(2,260)	(3,422)	47%	11%
Mortgage banking, net	4,204	8,271	6,643	9,941	7,408	(49)%	(43)%
Capital market fees, net	3,538	3,423	2,170	2,692	2,467	3%	43%
Bank owned life insurance income	4,770	2,092	2,448	2,381	2,875	128%	66%
Other	2,171	2,580	2,118	2,288	2,510	(16)%	(14)%
Subtotal (“fee income”)	14,683	16,366	13,379	17,302	15,260	(10)%	(4)%
Asset gains (losses), net	524	(391)	244	1,854	833	(234)%	(37)%
Investment securities gains, net	3,098	4,095	2,796	1,242	—	(24)%	N/M
Total noninterest income	$83,192	$82,997	$80,065	$86,482	$79,813	—%	4%
Mortgage loans originated for sale during period	$193,849	$316,973	$291,931	$350,906	$268,296	(39)%	(28)%
Trust assets under management, at market value	$7,843,512	$7,729,131	$7,625,613	$8,068,241	$8,137,705	1%	(4)%
N/M = Not Meaningful
Notable contributions to the change in noninterest income were:

•
Fee-based revenue was $65 million, an increase of $1 million (2%) compared to the first quarter of 2015. Insurance commissions were $21 million, an increase of $2 million (8%) compared to the first quarter of 2015. The increase was primarily attributable to increased property and casualty related commissions.

•
Net mortgage banking income for the first quarter of 2016 was $4 million, down $3 million (43%) compared to the first quarter of 2015. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income decreased, primarily due to a $3 million unfavorable change in the fair value of mortgage derivatives.

•
Net investment securities gains were $3 million for the first quarter of 2016, due to the ongoing restructuring of the Corporation's investment portfolio from FNMA and FHLMC mortgage-related securities into GNMA mortgage-related securities. See Note 6, "Investment Securities" of the notes to consolidated financial statements for additional information on the investment securities portfolio restructuring.

•
Bank owned life insurance income ("BOLI") was $5 million, an increase of $2 million (66%) compared to the first quarter of 2015, primarily due to increased proceeds from BOLI policy redemptions during the first quarter of 2016.

Noninterest Expense
TABLE 4: Noninterest Expense

						1Q16 Change vs
($ in Thousands)	1Q16	4Q15	3Q15	2Q15	1Q15	4Q15	1Q15
Personnel expense	$101,398	$100,469	$101,134	$102,986	$100,152	1%	1%
Occupancy	13,802	14,718	14,187	14,308	17,683	(6)%	(22)%
Equipment	5,446	5,695	6,003	5,739	5,772	(4)%	(6)%
Technology	14,264	13,953	14,748	16,354	15,558	2%	(8)%
Business development and advertising	8,211	7,652	5,964	6,829	5,327	7%	54%
Other intangible amortization	504	520	885	888	801	(3)%	(37)%
Loan expense	3,221	4,120	3,305	3,681	2,996	(22)%	8%
Legal and professional fees	5,025	3,963	4,207	4,344	4,538	27%	11%
Foreclosure / OREO expense	1,877	2,371	645	1,264	1,162	(21)%	62%
FDIC expense	7,750	7,500	6,000	6,000	6,500	3%	19%
Other	12,473	15,032	14,507	14,384	13,503	(17)%	(8)%
Total noninterest expense	$173,971	$175,993	$171,585	$176,777	$173,992	(1)%	—%
Average full-time equivalent employees	4,374	4,378	4,421	4,465	4,422
Notable contributions to the change in noninterest expense were:

•	Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $101 million for the first quarter of 2016, up $1 million from the first quarter of 2015.

•
Nonpersonnel noninterest expenses on a combined basis were $73 million, down $1 million (2%) compared to the first quarter of 2015. Occupancy expense was down $4 million from the first quarter of 2015, primarily attributable to a $3 million lease termination charge incurred in the first quarter of 2015. Business development and advertising was up $3 million from the first quarter of 2015 due to timing of marketing campaigns. FDIC expense was $1 million (19%) higher compared to the first quarter of 2015 reflecting growth in risk-weighted assets.

Income Taxes

The Corporation recognized income tax expense of $19 million for the three months ended March 31, 2016 compared to income tax expense of $22 million for three months ended 2015. The change in income tax expense was primarily due to the decrease in the level of pretax income between the years. The effective tax rate was 30.51% for the first three months of 2016, compared to an effective tax rate of 32.49% for the first three months of 2015.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertain tax positions if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section “Critical Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K for additional information on income taxes.

BALANCE SHEET ANALYSIS

•	At March 31, 2016, total assets were $28.2 billion, up $467 million (2%) from December 31, 2015 and up $1.1 billion (4%) from March 31, 2015.

•	Loans of $19.2 billion at March 31, 2016 were up $513 million (3%) from December 31, 2015 and were up $1.2 billion (7%) from March 31, 2015. See section "Loans" for additional information on loans.

•	Investment securities were $6.1 billion at March 31, 2016, down slightly (1%) from year-end 2015 and up $286 million (5%) from March 31, 2015.

•
Premises and equipment, net of $332 million increased $64 million (24%) from December 31, 2015 and increased $57 million (21%) from March 31, 2015, primarily due to the purchase of the Milwaukee Center.

•
At March 31, 2016, total deposits of $20.7 billion were down $322 million (2%) from December 31, 2015 and were up $834 million (4%) from March 31, 2015. See section "Deposits and Customer Funding" for additional information on deposits.

•
Short and long-term funding of $4.3 billion at March 31, 2016 increased $768 million (22%) since year-end 2015, primarily due to increases of $435 million and $615 million in short and long-term FHLB Advances, respectively. This was partially offset by the redemption of $430 million in senior notes.

Loans
TABLE 5: Period End Loan Composition

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,511,648	34%	$6,190,683	33%	$6,128,080	33%	$6,255,092	34%	$6,189,916	34%
Commercial real estate — owner occupied	917,285	5	918,212	5	966,689	5	978,183	5	1,003,885	6
Commercial and business lending	7,428,933	39	7,108,895	38	7,094,769	38	7,233,275	39	7,193,801	40
Commercial real estate — investor	3,276,733	17	3,234,266	17	3,183,352	17	3,126,440	17	3,086,980	17
Real estate construction	1,184,398	6	1,162,145	6	1,124,280	6	1,092,308	6	1,019,571	6
Commercial real estate lending	4,461,131	23	4,396,411	23	4,307,632	23	4,218,748	23	4,106,551	23
Total commercial	11,890,064	62	11,505,306	61	11,402,401	61	11,452,023	62	11,300,352	63
Residential mortgage	5,944,457	31	5,783,267	31	5,682,178	31	5,398,434	30	5,208,241	29
Home equity revolving lines of credit	867,860	4	883,759	5	883,573	5	880,628	5	879,827	5
Home equity loans junior liens	115,134	1	122,043	1	130,892	1	141,344	1	154,120	1
Home equity	982,994	5	1,005,802	6	1,014,465	6	1,021,972	6	1,033,947	6
Other consumer	409,725	2	419,968	2	425,729	2	430,823	2	436,492	2
Total consumer	7,337,176	38	7,209,037	39	7,122,372	39	6,851,229	38	6,678,680	37
Total loans	$19,227,240	100%	$18,714,343	100%	$18,524,773	100%	$18,303,252	100%	$17,979,032	100%
Commercial real estate - investor and Real estate construction loan detail:
Farmland	$5,557	—%	$7,135	—%	$9,645	—%	$9,590	—%	$8,987	—%
Multi-family	974,051	30	932,360	29	921,456	29	902,680	29	926,640	30
Non-owner occupied	2,297,125	70	2,294,771	71	2,252,251	71	2,214,170	71	2,151,353	70
Commercial real estate — investor	$3,276,733	100%	$3,234,266	100%	$3,183,352	100%	$3,126,440	100%	$3,086,980	100%
1-4 family construction	$320,984	27%	$309,396	27%	$315,538	28%	$318,222	29%	$300,210	29%
All other construction	863,414	73	852,749	73	808,742	72	774,086	71	719,361	71
Real estate construction	$1,184,398	100%	$1,162,145	100%	$1,124,280	100%	$1,092,308	100%	$1,019,571	100%

•
Commercial and business loans were $7.4 billion and represented 39% of total loans at March 31, 2016, an increase of $320 million (5%) from December 31, 2015 and an increase of $235 million (3%) from March 31, 2015.

•
Commercial real estate lending totaled $4.5 billion at March 31, 2016 and represented 23% of total loans, an increase of $65 million (1%) from December 31, 2015 and an increase of $355 million (9%) from March 31, 2015.

•
Consumer loans were $7.3 billion and represented 38% of total loans at March 31, 2016, an increase of $128 million (2%) from December 31, 2015 and an increase of $658 million (10%) from March 31, 2015.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2015 and the first three months of 2016. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations.
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual and charge off policies.
Commercial and business lending:
The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses and lease financing. At March 31, 2016, the largest industry group within the commercial and business lending category was the manufacturing sector which represented 8% of total loans and 20% of the total commercial and business lending portfolio. The next largest industry groups within the commercial and business lending category included the power and utilities portfolio, which represented 4% of total loans and represented 12% of the total commercial and business lending portfolio, followed by the finance and insurance portfolio, which represented 4% of total loans and represented 11% of the total commercial and business lending portfolio and the oil and gas portfolio, which represented 4% of total loans and represented 10% of the total commercial and business lending portfolio at March 31, 2016. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 4% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under “Oil and gas lending” below.
Oil and gas lending:
The Corporation provides reserve based loans to oil and gas exploration and production firms. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diverse by product line with approximately 65% in oil and 35% in gas at March 31, 2016. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.

The following table summarizes information about the Corporation's oil and gas loan portfolio.
TABLE 6: Oil and Gas Loan Portfolio

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in Millions)
Pass	$402	$522	$587	$658	$706
Special mention	75	86	74	28	35
Potential problem	150	124	84	60	39
Nonaccrual	129	20	13	11	—
Total Oil and gas related loans	$756	$752	$758	$757	$780

Oil and gas related allowance	$49	$42	$29	$26	$27
Oil and gas related allowance ratio	6.5%	5.6%	3.8%	3.4%	3.5%
The Corporation proactively risk grades and reserves accordingly against the oil and gas loan portfolio. Lower market pricing and increased market volatility has led to downward migration within the portfolio. At March 31, 2016, nonaccrual oil and gas related loans totaled approximately $129 million, representing 17% of the oil and gas loan portfolio, an increase of $109 million from December 31, 2015. Potential problem oil and gas related loans totaled approximately $150 million at March 31, 2016, compared to $124 million at December 31, 2015. The increase in nonaccrual and potential problem oil and gas related loans was primarily due to downgrades associated with the recent issuance of new regulatory guidance, as well as the negative outlook for a near term oil and gas price recovery. As a result, the allowance for loan losses on oil and gas related loans increased to $49 million.
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

TABLE 7: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity (1)
March 31, 2016	Within 1 Year (2)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,438,030	$798,554	$275,064	$6,511,648	55%
Commercial real estate — investor	1,592,649	1,575,716	108,368	3,276,733	27%
Commercial real estate — owner occupied	283,411	504,698	129,176	917,285	8%
Real estate construction	840,903	324,823	18,672	1,184,398	10%
Total	$8,154,993	$3,203,791	$531,280	$11,890,064	100%
Fixed rate	$3,866,242	$942,019	$261,794	$5,070,055	43%
Floating or adjustable rate	4,288,751	2,261,772	269,486	6,820,009	57%
Total	$8,154,993	$3,203,791	$531,280	$11,890,064	100%
Percent by maturity distribution	69%	27%	4%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $6.8 billion (57%) at March 31, 2016. Including the $3.9 billion of fixed rate loans due within one year, 90% of the commercial loan portfolio noted above matures, re-prices, or resets within one year. Of the fixed rate loans due within one year, 94% have an original maturity within one year.
Residential mortgage:
Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. At March 31, 2016, the residential mortgage portfolio was comprised of $1.6 billion of fixed-rate residential real estate mortgages and $4.3 billion of variable-rate residential real estate mortgages, compared to $1.6 billion of fixed-rate mortgages and $4.2 billion variable-rate mortgages at December 31, 2015. The residential mortgage portfolio is focused primarily in our three-state branch footprint, with approximately 90% of the outstanding loan balances in our branch footprint at March 31, 2016. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, agency conforming, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation may retain certain fixed-rate residential real estate mortgages in its loan portfolio, including some jumbo mortgages and CRA-related mortgages.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity:
Home equity consists of both home equity lines of credit and closed-end home equity loans, approximately 22% are first lien positions. Home equity loans and lines in a junior position at March 31, 2016 included approximately 44% for which the Corporation also owned or serviced the related first lien loan and approximately 56% where the Corporation did not service the related first lien loan.
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

Based upon outstanding balances at March 31, 2016, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
TABLE 8: Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% to Total
Less than 5 years	$38,077	4%
5 — 10 years	205,868	24%
Over 10 years	623,915	72%
Total home equity revolving lines of credit	$867,860	100%

Other consumer:
Other consumer consists of student loans, as well as short-term and other personal installment loans and credit cards. The Corporation had $239 million and $249 million of student loans at March 31, 2016, and December 31, 2015, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2016, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

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
TABLE 9: Nonperforming Assets

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in Thousands)
Nonperforming assets:
Commercial and industrial	$197,115	$93,575	$60,184	$66,394	$63,340
Commercial real estate — owner occupied	9,443	8,049	13,368	18,821	21,861
Commercial and business lending	206,558	101,624	73,552	85,215	85,201
Commercial real estate — investor	12,330	8,643	6,921	6,090	13,742
Real estate construction	840	940	997	2,906	5,423
Commercial real estate lending	13,170	9,583	7,918	8,996	19,165
Total commercial	219,728	111,207	81,470	94,211	104,366
Residential mortgage	52,212	51,482	51,957	51,920	54,149
Home equity revolving lines of credit	8,822	9,917	8,060	8,420	9,171
Home equity loans junior liens	5,250	5,327	5,581	5,356	6,145
Home equity	14,072	15,244	13,641	13,776	15,316
Other consumer	383	325	386	454	515
Total consumer	66,667	67,051	65,984	66,150	69,980
Total nonaccrual loans	286,395	178,258	147,454	160,361	174,346
Commercial real estate owned	9,695	7,942	9,242	9,906	10,620
Residential real estate owned	4,689	4,768	3,788	2,996	3,474
Bank properties real estate owned	1,672	1,859	710	655	832
Other real estate owned (“OREO”)	16,056	14,569	13,740	13,557	14,926
Total nonperforming assets (“NPAs”)	$302,451	$192,827	$161,194	$173,918	$189,272
Commercial real estate-investor & Real estate construction nonaccrual loans detail:
Multi-family	$415	$2	$2	$40	$423
Non-owner occupied	11,915	8,641	6,919	6,050	13,319
Commercial real estate — investor	$12,330	$8,643	$6,921	$6,090	$13,742
1-4 family construction	$274	$314	$337	$682	$1,304
All other construction	566	626	660	2,224	4,119
Real estate construction	$840	$940	$997	$2,906	$5,423
Accruing loans past due 90 days or more:
Commercial	$217	$249	$178	$262	$197
Consumer	1,412	1,399	1,306	1,400	1,518
Total accruing loans past due 90 days or more	$1,629	$1,648	$1,484	$1,662	$1,715
Restructured loans (accruing):
Commercial	$57,980	$59,595	$55,006	$60,219	$59,738
Consumer	27,617	27,768	27,803	30,001	29,079
Total restructured loans (accruing)	$85,597	$87,363	$82,809	$90,220	$88,817
Nonaccrual restructured loans (included in nonaccrual loans)	$35,232	$37,684	$36,583	$43,699	$53,553
Ratios:
Nonaccrual loans to total loans	1.49%	0.95%	0.80%	0.88%	0.97%
NPAs to total loans plus OREO	1.57%	1.03%	0.87%	0.95%	1.05%
NPAs to total assets	1.07%	0.70%	0.59%	0.64%	0.70%
Allowance for loan losses to nonaccrual loans	97%	154%	178%	163%	152%

TABLE 9: Nonperforming Assets (continued)

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in Thousands)
Accruing loans 30-89 days past due:
Commercial and industrial	$2,901	$1,011	$3,296	$6,357	$1,717
Commercial real estate — owner occupied	520	7,142	2,018	1,090	1,849
Commercial and business lending	3,421	8,153	5,314	7,447	3,566
Commercial real estate — investor	1,072	291	1,218	19,843	2,215
Real estate construction	415	296	373	312	317
Commercial real estate lending	1,487	587	1,591	20,155	2,532
Total commercial	4,908	8,740	6,905	27,602	6,098
Residential mortgage	3,594	4,930	4,811	6,602	4,356
Home equity revolving lines of credit	3,582	5,559	6,142	5,157	7,150
Home equity loans junior liens	2,222	2,360	2,423	1,894	1,905
Home equity	5,804	7,919	8,565	7,051	9,055
Other consumer	1,682	1,870	1,723	1,655	1,818
Total consumer	11,080	14,719	15,099	15,308	15,229
Total accruing loans 30-89 days past due	$15,988	$23,459	$22,004	$42,910	$21,327
Commercial real estate-investor & Real estate construction accruing loans 30-89 days past due detail:
Farmland	$—	$—	$66	$—	$—
Multi-family	324	108	114	541	849
Non-owner occupied	748	183	1,038	19,302	1,366
Commercial real estate — investor	$1,072	$291	$1,218	$19,843	$2,215
1-4 family construction	$—	$27	$28	$213	$317
All other construction	415	269	345	99	—
Real estate construction	$415	$296	$373	$312	$317
Potential problem loans:
Commercial and industrial	$328,464	$233,130	$192,174	$127,028	$140,412
Commercial real estate — owner occupied	41,107	35,706	41,466	41,997	43,114
Commercial and business lending	369,571	268,836	233,640	169,025	183,526
Commercial real estate — investor	25,385	25,944	23,633	23,543	26,026
Real estate construction	2,422	3,919	2,354	1,327	1,487
Commercial real estate lending	27,807	29,863	25,987	24,870	27,513
Total commercial	397,378	298,699	259,627	193,895	211,039
Residential mortgage	3,488	2,796	3,966	5,341	6,621
Home equity revolving lines of credit	48	48	141	202	247
Home equity loans junior liens	161	174	86	230	711
Home equity	209	222	227	432	958
Total consumer	3,697	3,018	4,193	5,773	7,579
Total potential problem loans	$401,075	$301,717	$263,820	$199,668	$218,618
Nonaccrual Loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7, “Loans,” of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at March 31, 2016 was 1.49%, as compared to 0.95% at December 31, 2015 and 0.97% at March 31, 2015. See also sections "Credit Risk" and "Allowance for Credit Losses".
Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at March 31, 2016 were relatively unchanged from both December 31, 2015 and March 31, 2015.

Troubled Debt Restructurings (“Restructured Loans”): Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 7, “Loans,” of the notes to consolidated financial statements for additional restructured loans disclosures.
Potential Problem Loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The increase in potential problem loans is primarily due to the risk migration on certain general commercial and oil and gas credits.
Other Real Estate Owned: Other real estate owned increased to $16 million at March 31, 2016, compared to $15 million at both December 31, 2015 and March 31, 2015. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
Allowance for Credit Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled “Credit Risk.”
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
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies.” See section, “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” for a detailed discussion on asset quality. See also Note 7, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 5 provides information on loan growth and period end loan composition, Table 9 provides additional information regarding nonperforming assets, and Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses.
The methodology used for the allocation of the allowance for loan losses at March 31, 2016 and December 31, 2015 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
TABLE 10: Allowance for Credit Losses

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$274,264	$262,536	$261,538	$265,268	$266,302
Provision for loan losses	20,000	19,500	9,000	5,000	4,500
Charge offs	(21,245)	(12,741)	(11,732)	(14,537)	(13,270)
Recoveries	4,351	4,969	3,730	5,807	7,736
Net charge offs	(16,894)	(7,772)	(8,002)	(8,730)	(5,534)
Balance at end of period	$277,370	$274,264	$262,536	$261,538	$265,268
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,400	$23,900	$24,900	$24,900	$24,900
Provision for unfunded commitments	—	500	(1,000)	—	—
Balance at end of period	$24,400	$24,400	$23,900	$24,900	$24,900
Allowance for credit losses(A)	$301,770	$298,664	$286,436	$286,438	$290,168
Provision for credit losses(B)	$20,000	$20,000	$8,000	$5,000	$4,500
Net loan (charge offs) recoveries:
Commercial and industrial	$(14,936)	$(4,586)	$(4,709)	$(3,921)	$(4,650)
Commercial real estate — owner occupied	(43)	(291)	504	(1,198)	(739)
Commercial and business lending	(14,979)	(4,877)	(4,205)	(5,119)	(5,389)
Commercial real estate — investor	1,239	(665)	(496)	(1,856)	2,529
Real estate construction	(28)	140	(38)	673	743
Commercial real estate lending	1,211	(525)	(534)	(1,183)	3,272
Total commercial	(13,768)	(5,402)	(4,739)	(6,302)	(2,117)
Residential mortgage	(1,232)	(714)	(1,562)	(1,278)	(1,005)
Home equity revolving lines of credit	(902)	(294)	(533)	(246)	(1,220)
Home equity loans junior liens	(244)	(623)	(358)	(118)	(423)
Home equity	(1,146)	(917)	(891)	(364)	(1,643)
Other consumer	(748)	(739)	(810)	(786)	(769)
Total consumer	(3,126)	(2,370)	(3,263)	(2,428)	(3,417)
Total net charge offs	$(16,894)	$(7,772)	$(8,002)	$(8,730)	$(5,534)
Commercial real estate-investor and Real estate construction net charge off detail:
Multi-family	$(2)	$—	$(35)	$—	$(4)
Non-owner occupied	1,241	(665)	(461)	(1,856)	2,533
Commercial real estate — investor	$1,239	$(665)	$(496)	$(1,856)	$2,529
1-4 family construction	$(49)	$235	$31	$280	$204
All other construction	21	(95)	(69)	393	539
Real estate construction	$(28)	$140	$(38)	$673	$743
Ratios:
Allowance for loan losses to total loans	1.44%	1.47%	1.42%	1.43%	1.48%
Allowance for loan losses to net charge offs (Annualized)	4.1x	8.9x	8.3x	7.5x	11.8x

(A)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(B)	Includes the provision for loan losses and the provision for unfunded commitments.

TABLE 11: Annualized net (charge offs) recoveries(A)

(in basis points)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Net loan (charge offs) recoveries:
Commercial and industrial	(97)	(31)	(31)	(25)	(31)
Commercial real estate — owner occupied	(2)	(12)	21	(48)	(30)
Commercial and business lending	(85)	(28)	(24)	(29)	(31)
Commercial real estate — investor	15	(8)	(6)	(24)	33
Real estate construction	(1)	5	(1)	26	30
Commercial real estate lending	11	(5)	(5)	(11)	32
Total commercial	(48)	(19)	(17)	(22)	(8)
Residential mortgage	(8)	(5)	(11)	(9)	(8)
Home equity revolving lines of credit	(41)	(13)	(24)	(11)	(56)
Home equity loans junior liens	(83)	(195)	(104)	(32)	(108)
Home equity	(46)	(36)	(35)	(14)	(64)
Other consumer	(72)	(69)	(75)	(73)	(70)
Total consumer	(17)	(13)	(18)	(14)	(21)
Total net charge offs	(36)	(17)	(17)	(19)	(13)
Commercial real estate-investor and Real estate construction net charge off detail:
Multi-family	N/M	N/M	(2)	N/M	N/M
Non-owner occupied	21	(11)	(8)	(34)	48
Commercial real estate — investor	15	(8)	(6)	(24)	33
1-4 family construction	(6)	29	4	35	27
All other construction	1	(5)	(3)	22	32
Real estate construction	(1)	5	(1)	26	30

(A)	Annualized ratio of net charge offs to average loans by loan type.
N/M = Not Meaningful
At March 31, 2016, the allowance for credit losses was $302 million, compared to $299 million at December 31, 2015 and $290 million at March 31, 2015. At March 31, 2016, the allowance for loan losses to total loans was 1.44% and covered 97% of nonaccrual loans, compared to 1.47% and 154%, respectively, at December 31, 2015 and 1.48% and 152%, respectively, at March 31, 2015. Management believes the level of allowance for loan losses to be appropriate at March 31, 2016, December 31, 2015, and March 31, 2015.
Key contributors to the increase in the allowance for credit losses and the related provision for credit losses during the first quarter of 2016 were:

•
Total loans increased $513 million (3%) during the first quarter of 2016, including a $320 million (5%) increase in commercial and business lending, a $65 million (1%) increase in commercial real estate lending, and a $128 million (2%) increase in total consumer. Compared to March 31, 2015, total loans increased $1.2 billion (7%), including a $235 million (3%) increase in commercial and business lending, a $355 million (9%) increase in commercial real estate lending, and a $658 million (10%) increase in total consumer. See section “Loans” for additional information on the changes in the loan portfolio and see section “Credit Risk” for discussion about credit risk management for each loan type.

•
Total nonaccrual loans increased $108 million during the first quarter of 2016, primarily due to the risk migration of oil and gas related credits. Nonaccrual loans increased $112 million from March 31, 2015, also principally related to the risk migration within the oil and gas loan portfolio. See also Note 7, “Loans,” of the notes to consolidated financial statements and section “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional disclosures on the changes in asset quality.

•
Potential problem loans increased $99 million from December 31, 2015 and increased $182 million from March 31, 2015, primarily due to the risk migration on general commercial and oil and gas related credits. See Table 9 for additional information on the changes in potential problem loans.

•
Net charge offs increased $9 million from the fourth quarter of 2015 and increased $11 million from the first quarter of 2015, primarily due to the charge off of one large oil and gas related credit. See Tables 10 and 11 for additional information regarding the activity in the allowance for loan losses.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) increased to $49 million at March 31, 2016, compared to $42 million at December 31, 2015 and $27 million at March 31, 2015. See also Oil and gas lending with the "Credit Risk" section for additional information.

Deposits and Customer Funding
TABLE 12: Period End Deposit and Customer Funding Composition

($ in Thousands)	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,272,685	26%	$5,562,466	27%	$4,657,261	23%	$4,332,171	23%	$4,570,872	23%
Savings	1,426,951	7	1,334,420	6	1,346,407	6	1,359,478	7	1,337,643	7
Interest-bearing demand	3,698,941	18	3,445,000	17	3,416,429	17	3,576,311	19	3,525,870	18
Money market	8,718,841	42	9,102,977	43	9,516,503	46	8,374,186	43	8,781,206	44
Brokered CDs	41,440	—	42,443	—	42,689	—	39,760	—	40,699	—
Other time	1,526,602	7	1,520,359	7	1,579,106	8	1,587,657	8	1,595,302	8
Total deposits	$20,685,460	100%	$21,007,665	100%	$20,558,395	100%	$19,269,563	100%	$19,851,592	100%
Customer funding	508,262		383,568		524,630		433,044		528,572
Total deposits and customer funding	$21,193,722		$21,391,233		$21,083,025		$19,702,607		$20,380,164
Network transaction deposits (1)	$3,399,054		$3,174,911		$3,207,867		$2,920,939		$2,900,325
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$17,753,228		$18,173,879		$17,832,469		$16,741,908		$17,439,140
Time deposits of $100,000 or more	$480,469		$465,950		$511,070		$470,092		$510,977
Time deposits of more than $250,000	$144,294		$127,120		$169,146		$185,273		$188,328
(1) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•	Total deposits decreased $322 million (2%) from December 31, 2015, and increased $834 million (4%) from March 31, 2015, primarily in noninterest-bearing demand deposits.

•	Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and non-interest bearing demand) accounts accounted for 93% of our total deposits at March 31, 2016.

•
Included in the above amounts were $3.4 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 16% of our total deposits at March 31, 2016.

Liquidity
The objective of liquidity risk management is to ensure that the Corporation has the ability to generate sufficient cash or cash equivalents in a timely and cost effective manner to satisfy the cash flow requirements of depositors and borrowers and to meet its other commitments as they become due. The Corporation’s liquidity risk management process is designed to identify, measure, and manage the Corporation’s funding and liquidity risk to meet its daily funding needs in the ordinary course of business, as well as to address expected and unexpected changes in its funding requirements. The Corporation engages in various activities to manage its liquidity risk, including diversifying its funding sources, stress testing, and holding readily-marketable assets which can be used as a source of liquidity, if needed.

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2016, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

The Corporation maintains diverse and readily available liquidity sources, including:

•
Investment securities are an important tool to the Corporation’s liquidity objective, and can be pledged or sold to enhance liquidity, if necessary. See also Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional information on the Corporation's investment securities portfolio, including investment securities pledged.

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. Also, the collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of March 31, 2016, the Bank had $2.1 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2016, the Bank had $1.7 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $64 million was outstanding as of March 31, 2016.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital are also funding sources for the Parent Company.

•
The Parent Company has filed a shelf registration statement with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies.

•
The Parent Company also has filed a universal shelf registration statement with the SEC, under which the Parent Company may offer the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.

•	The Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at March 31, 2016 are displayed below.
TABLE 13: Credit Ratings

	Moody’s	S&P*
Bank short-term deposits	P1	-
Bank long-term	A1	BBB+
Corporation short-term	P2	-
Corporation long-term	Baa1	BBB
Outlook	Negative	Stable
* - Standard and Poor's
For the three months ended March 31, 2016, net cash provided by operating and financing activities was $22 million and $405 million, respectively, while investing activities used net cash of $526 million, for a net decrease in cash and cash equivalents of $98 million since year-end 2015. During the first quarter of 2016, assets increased to $28.2 billion (up $467 million or 2%) compared to year-end 2015, primarily due to a $513 million increase in loans. On the funding side, deposits decreased $322 million while short-term and long-term funding increased $583 million and $185 million, respectively.
For the three months ended March 31, 2015, net cash provided by operating and financing activities was $11 million and $138 million, respectively, while investing activities used net cash of $334 million, for a net decrease in cash and cash equivalents of $185 million since year-end 2014. During the first three months of 2015, assets increased $247 million, including a $385 million increase in loans, while investment securities were down $5 million. On the funding side, deposits increased $1.1 billion, while long-term funding decreased $500 million and short-term funding decreased $406 million.

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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first three months of 2016.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was slightly asset sensitive at March 31, 2016.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2015 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to instantaneous moves in benchmark interest rates from a baseline scenario. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
TABLE 14: Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast March 31, 2016	Static Forecast March 31, 2016	Dynamic Forecast December 31, 2015	Static Forecast December 31, 2015
Instantaneous Rate Change
100 bp increase in interest rates	0.7%	0.6%	1.6%	2.1%
200 bp increase in interest rates	1.4%	1.3%	3.0%	4.4%
At March 31, 2016, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates.

TABLE 15: Market Value of Equity Sensitivity

	March 31, 2016	December 31, 2015
Instantaneous Rate Change
100 bp increase in interest rates	(2.6)%	(1.7)%
200 bp increase in interest rates	(5.7)%	(3.7)%
While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, the Corporation believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further,

MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.
The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
TABLE 16: Contractual Obligations and Other Commitments

March 31, 2016	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$874,467	$426,834	$260,563	$6,178	$1,568,042
Short-term funding	1,417,408	—	—	—	1,417,408
Long-term funding	22	2,115,000	498,828	247,466	2,861,316
Operating leases	10,417	18,635	15,931	17,968	62,951
Commitments to extend credit	3,909,904	2,269,872	1,432,370	121,632	7,733,778
Total	$6,212,218	$4,830,341	$2,207,692	$393,244	$13,643,495
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2016, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings,” of the notes to consolidated financial statements. See also Note 9, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 16 summarizes significant contractual obligations and other commitments at March 31, 2016, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Capital
TABLE 17: Capital Ratios

	Quarter Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In Thousands, except per share data)
Tangible stockholders’ equity (1)	$1,993,581	$1,951,944	$1,967,975	$1,917,683	$1,895,112
Tangible assets (1)	27,189,950	26,726,533	26,477,944	26,194,670	26,077,655
Risk-based Capital (2)
Tier 1 capital	2,021,125	2,016,861	1,983,612	1,941,694	1,897,390
Total capital	2,526,653	2,515,861	2,481,661	2,436,594	2,391,797
Total risk-weighted assets	20,453,744	19,929,963	19,866,379	19,610,281	19,574,457
Common equity Tier 1 capital ratio	9.30%	9.52%	9.39%	9.31%	9.39%
Tier 1 capital ratio	9.88	10.12	9.98	9.90	9.69
Total capital ratio	12.35	12.62	12.49	12.43	12.22
Tier 1 leverage ratio	7.55	7.60	7.53	7.53	7.39
Selected Equity and Performance Ratios (1) (2)
Total stockholders’ equity / assets	10.58%	10.60%	10.76%	10.69%	10.65%
Tangible common equity / tangible assets	6.89	6.85	6.97	6.86	7.04
Tangible stockholders’ equity / tangible assets	7.33	7.30	7.43	7.32	7.27
Return on average equity	5.76	5.86	6.81	6.93	6.65
Return on average tangible common equity	8.72	8.78	10.35	10.62	10.16
Return on average Common equity Tier 1	8.55	8.60	10.20	10.55	10.22
Return on average assets	0.62	0.62	0.72	0.74	0.71
Tangible Common Equity and Common Equity Tier 1 Reconciliation (1) (2)
Common equity	$2,862,151	$2,815,867	$2,832,418	$2,782,376	$2,822,411
Goodwill and other intangible assets	(988,917)	(985,302)	(985,822)	(986,707)	(987,025)
Tangible common equity	1,873,234	1,830,565	1,846,596	1,795,669	1,835,386
Less: Accumulated other comprehensive income (loss)	(2,167)	32,616	(15,376)	(2,594)	(24,800)
Less: Deferred tax assets/deferred tax liabilities, net	31,526	34,763	34,069	32,403	27,077
Common equity Tier 1	$1,902,593	$1,897,944	$1,865,289	$1,825,478	$1,837,663
Average Tangible Common Equity and Common Equity Tier 1 Reconciliation (1) (2)
Common equity	$2,849,382	$2,819,267	$2,797,630	$2,794,341	$2,785,004
Goodwill and other intangible assets	(989,127)	(985,605)	(986,360)	(987,071)	(970,572)
Tangible common equity	1,860,255	1,833,662	1,811,270	1,807,270	1,814,432
Less: Accumulated other comprehensive income (loss)	3,320	4,266	(6,601)	(16,305)	(17,867)
Less: Deferred tax assets/deferred tax liabilities, net	32,906	34,199	32,767	28,854	7,652
Average common equity Tier 1	$1,896,481	$1,872,127	$1,837,436	$1,819,819	$1,804,217

(1)
The ratios tangible common equity to tangible assets and tangible equity to tangible stockholders' assets exclude goodwill and other intangible assets, which is a non-GAAP financial measure. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. See Note 8 for additional information on goodwill, core deposit intangibles, and other intangibles.

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

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2016, the capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 17.
During the first quarter of 2016, the Corporation repurchased over 1 million shares of common stock for $20 million or an average cost of $17.10 per share. The Corporation also repurchased approximately $1 million of depositary shares, each representing a

1/40th interest of a share of the 8.00% Non-Cumulative Perpetual Preferred Stock, Series B, during the first quarter of 2016. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the first quarter of 2016. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Sequential Quarter Results
The Corporation reported net income of $43 million for both the first quarter of 2016 and the fourth quarter of 2015. Net income available to common equity was $40 million for the first quarter of 2016 or net income of $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2015, was $41 million, or net income of $0.27 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for both the first quarter of 2016 and the fourth quarter of 2015 was $177 million. The Federal funds target rate remained constant at 0.50%. The net interest margin in the first quarter of 2016 was down 1 bp, to 2.81%. Average earning assets increased $249 million to $25.3 billion in the first quarter of 2016, with average loans up $380 million, while average investments and other short-term investments were down $131 million (primarily in mortgage related securities). On the funding side, average interest-bearing deposits were down $70 million (primarily money market deposits) while noninterest bearing demand deposits were up $29 million. Average short and long-term funding increased $270 million (primarily FHLB advances, which was partially offset by the early redemption of $430 million of senior notes) (see Table 2).
The provision for credit losses was $20 million for both the first quarter of 2016 and the fourth quarter of 2015 (see Table 10). See discussion under sections, “Provision for Credit Losses,” “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and “Allowance for Credit Losses.”
Noninterest income for both the first quarter of 2016 and the fourth quarter of 2015 was $83 million. Fee-based revenue increased $2 million (3%) from the fourth quarter of 2015, primarily due to seasonally higher insurance commissions. Bank owned life insurance increased $2 million primarily due to increased proceeds from BOLI policy redemptions received during the first quarter of 2016. Net mortgage banking income was $4 million, down $4 million from the fourth quarter of 2015, primarily driven by a $2 million decrease in gain on sale of loans, a $1 million unfavorable change in fair value of mortgage derivatives, and an increase in mortgage servicing rights expense primarily due to a $1 million addition to the valuation reserve (see Table 3).
Noninterest expense decreased $2 million (1%) to $174 million. Personnel expense was $101 million for the first quarter of 2016, up $1 million (1%) from the fourth quarter of 2015, primarily attributable to the accelerated vesting of stock options and restricted stock awards granted to retirement eligible colleagues. Occupancy expense decreased $1 million, primarily due to a recovery on a lease breakage fee during the first quarter of 2016. Legal and professional fees was $5 million, up $1 million from the fourth quarter of 2015, primarily driven by higher consulting fees. All remaining noninterest expense categories on a combined basis were down $3 million (5%) compared to fourth quarter of 2015 (see Table 4).
For the first quarter of 2016, the Corporation recognized income tax expense of $19 million, compared to income tax expense of $16 million for fourth quarter of 2015. The effective tax rate was 30.51% and 26.82% for the first quarter of 2016 and the fourth quarter of 2015, respectively.
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
FTP is an important tool for managing the Corporation’s balance sheet structure and measuring risk-adjusted profitability. By appropriately allocating the cost of funding and contingent liquidity to business units, the FTP process improves product pricing which influences the volume and terms of new business and helps to optimize the risk / reward profile of the balance sheet. This process helps align the Corporation’s funding and contingent liquidity risk with its risk appetite and complements broader liquidity and interest rate risk management programs. FTP methodologies are designed to promote more resilient, sustainable business models and centralize the management of funding and contingent liquidity risks. Through FTP, the Corporation transfers these risks to a central management function that can take advantage of natural off-sets, centralized hedging activities, and a broader view of these risks across business units.
During 2016, certain presentation changes were made and, accordingly, 2015 results have been restated and presented on a comparable basis. See Note 1, "Basis of Presentation" for additional information on the change in presentation.

Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $29 million for the first quarter of 2016, relatively unchanged from the comparable quarter in 2015. Segment revenue increased $2 million compared to first quarter of 2015, primarily due to growth in average loan balances. Average loan balances were $9.7 billion for the first quarter of 2016, up $500 million from an average balance of $9.2 billion for first quarter of 2015. The credit provision increased $3 million to $13 million for the first quarter of 2016, due to increased loan growth and a decrease in loan credit quality in the oil and gas portfolio. Average deposit balances were $5.9 billion for the first quarter of 2016, up $497 million from the comparable quarter of 2015. Average allocated capital increased $89 million to $1.0 billion for first quarter of 2016.
The Community, Consumer, and Business Banking segment had net income of $14 million for the first quarter of 2016, down $3 million compared to $17 million for first quarter of 2015. Earnings decreased as segment revenue declined $2 million to $149 million for the first quarter of 2016, primarily due to lower mortgage banking income as refinancing activity has slowed. The credit provision decreased $1 million to $6 million for the first quarter of 2016, due to improvement in the loan credit quality. Total noninterest expense for first quarter of 2016 was $121 million, up $3 million from the comparable quarter of 2015. Average loan balances were $9.1 billion for the first quarter of 2016, up $594 million from the comparable quarter of 2015. Average deposits were $11.1 billion for the first quarter of 2016, up $578 million from average deposits of $10.5 billion for the comparable quarter of 2015.
The Risk Management and Shared Services segment had a net loss of $1 million for the first quarter of 2016, down $2 million compared to net income of $1 million for the comparable quarter in 2015. The credit provision increased $13 million due to increased loan growth and a decrease in loan credit quality. The increase in credit provision was partially offset by a $6 million increase in noninterest income. The increase in noninterest income was primarily due to the $3 million net investment securities gains from the continued restructuring of the Corporation's investment securities portfolio. Average earning asset balances were $6.4 billion for first quarter of 2016, up $28 million from the comparable quarter of 2015, and average deposits were $3.6 billion for first quarter of 2016, up $446 million versus the comparable quarter of 2015. Average allocated capital increased $24 million to $238 million for first quarter of 2016.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. A discussion of these policies can be found in the "Critical Accounting Policies" section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2015 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting policies since December 31, 2015. The mortgage servicing rights valuation has been included due to the continued impact of the low interest rate environment.
Mortgage Servicing Rights Valuation: The fair value of the Corporation's mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheet at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the valuation amounts reported at any point in time.
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at March 31, 2016, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $11 million (or 17%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 14%) higher. However, the Corporation's potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $2 million at March 31, 2016. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing right asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Income."
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
In March 2016, the FASB issued an amendment involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Entities should apply the amendment related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Entities should apply the amendment related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement retrospectively. The amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2017, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In March 2016, the FASB issued an amendment to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Entities should apply the amendment prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2017, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In February 2016, the FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2019, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In March 2016, the FASB issued amendments that intend to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The amendment was originally effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods); however, in July 2015, the FASB approved a one year deferral of the effective date to December 31, 2017. Early application is not permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
Recent Developments
On April 26, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.11 per common share, payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Non-Cumulative Perpetual Preferred Stock and a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Non-Cumulative Perpetual Preferred Stock payable on June 15, 2016, to shareholders of record at the close of business on June 1, 2016. These cash dividends have not been reflected in the accompanying consolidated financial statements.

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
As of March 31, 2016 the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2016. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth in Part I, Item I under Note 12, "Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings."

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock and depositary share purchases during the first quarter of 2016. For additional discussion on the Corporation's common stock and depositary share purchases, see section “Capital” included under Part I Item 2 of this document.

Common Stock Purchases:
	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2016 - January 31, 2016	1,089,112	$17.11	1,089,112	—
February 1, 2016 - February 29, 2016	80,747	16.93	80,747	—
March 1, 2016 - March 31, 2016	—	—	—	—
Total	1,169,859	$17.10	1,169,859	4,899,421

(a)
During the first quarter of 2016, the Corporation repurchased approximately 168,000 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $88 million remained available to repurchase as of March 31, 2016. Using the closing stock price on March 31, 2016 of $17.94, a total of approximately 4.9 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of March 31, 2016.

Series B Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
January 1, 2016 - January 31, 2016	—	$—	—	—
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	42,405	25.74	42,405	—
Total	42,405	$25.74	42,405	135,209

(a)
In 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). During 2013, the Board of Directors authorized the repurchase of up to $10 million of the Series B Preferred Stock. As of March 31, 2016, approximately $3.5 million remained available under this repurchase authorization. Using the closing price on March 31, 2016 of $25.85, a total of approximately 135,000 shares remained available to be repurchased under the previously approved Board authorization as of March 31, 2016.

Series C Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
January 1, 2016 - January 31, 2016	—	$—	—	—
February 1, 2016 - February 29, 2016	—	—	—	—
March 1, 2016 - March 31, 2016	—	—	—	—
Total	—	$—	—	—

(a)
In June 2015, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Series C Preferred Stock. As of March 31, 2016, $10 million remained available under this repurchase authorization as the Corporation has not yet repurchased any of the Series C Preferred Stock under this authorization. Using the closing price on March 31, 2016 of $25.60, a total of approximately 391,000 shares remained available to be repurchased under the previously approved Board authorization as of March 31, 2016.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: April 28, 2016	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: April 28, 2016	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer