Form 10-Q
period 2016-06-30
ASSOCIATED BANC-CORP
filed 2016-07-28
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 27, 2016, was 150,424,042.

ASSOCIATED BANC-CORP

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$333,000	$374,921
Interest-bearing deposits in other financial institutions	131,680	79,764
Federal funds sold and securities purchased under agreements to resell	13,200	19,000
Investment securities held to maturity, at amortized cost	1,236,140	1,168,230
Investment securities available for sale, at fair value	4,801,766	4,967,414
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	194,501	147,240
Loans held for sale	284,376	124,915
Loans	19,815,286	18,714,343
Allowance for loan losses	(267,780)	(274,264)
Loans, net	19,547,506	18,440,079
Premises and equipment, net	331,427	267,606
Goodwill	971,951	968,844
Mortgage servicing rights, net	57,474	61,341
Other intangible assets, net	16,427	16,458
Trading assets	77,112	32,192
Other assets	1,042,139	1,043,831
Total assets	$29,038,699	$27,711,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$5,039,336	$5,562,466
Interest-bearing deposits	15,253,514	15,445,199
Total deposits	20,292,850	21,007,665
Federal funds purchased and securities sold under agreements to repurchase	509,150	431,438
Other short-term funding	1,402,407	402,978
Long-term funding	3,511,475	2,676,164
Trading liabilities	79,466	33,430
Accrued expenses and other liabilities	213,204	222,914
Total liabilities	26,008,552	24,774,589
Stockholders’ equity
Preferred equity	120,201	121,379
Common equity:
Common stock	1,630	1,642
Surplus	1,453,285	1,458,522
Retained earnings	1,629,915	1,593,239
Accumulated other comprehensive income (loss)	13,453	(32,616)
Treasury stock, at cost	(188,337)	(204,920)
Total common equity	2,909,946	2,815,867
Total stockholders’ equity	3,030,147	2,937,246
Total liabilities and stockholders’ equity	$29,038,699	$27,711,835
Preferred shares issued	123,904	125,114
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	163,030,209	164,200,068
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	11,993,727	12,960,636
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$163,059	$152,417	$322,715	$304,362
Interest and dividends on investment securities:
Taxable	24,270	23,868	49,786	48,960
Tax-exempt	7,894	7,565	15,724	15,452
Other interest	1,318	1,771	2,385	3,463
Total interest income	196,541	185,621	390,610	372,237
INTEREST EXPENSE
Interest on deposits	11,678	8,141	23,444	15,760
Interest on Federal funds purchased and securities sold under agreements to repurchase	378	235	674	466
Interest on other short-term funding	845	115	1,360	196
Interest on long-term funding	6,923	10,642	16,428	21,514
Total interest expense	19,824	19,133	41,906	37,936
NET INTEREST INCOME	176,717	166,488	348,704	334,301
Provision for credit losses	14,000	5,000	34,000	9,500
Net interest income after provision for credit losses	162,717	161,488	314,704	324,801
NONINTEREST INCOME
Trust service fees	11,509	12,515	22,956	24,602
Service charges on deposit accounts	16,444	15,703	32,717	31,509
Card-based and other nondeposit fees	12,717	13,597	24,708	26,013
Insurance commissions	22,005	20,077	43,387	39,805
Brokerage and annuity commissions	4,098	4,192	7,892	7,875
Mortgage banking, net	4,067	9,941	8,271	17,349
Capital market fees, net	3,793	2,692	7,331	5,159
Bank owned life insurance income	2,973	2,381	7,743	5,256
Asset gains (losses), net	(343)	1,854	181	2,687
Investment securities gains, net	3,116	1,242	6,214	1,242
Other	1,789	2,288	3,960	4,798
Total noninterest income	82,168	86,482	165,360	166,295
NONINTEREST EXPENSE
Personnel expense	102,129	102,986	203,527	203,138
Occupancy	13,215	14,308	27,017	31,991
Equipment	5,396	5,739	10,842	11,511
Technology	14,450	16,354	28,714	31,912
Business development and advertising	6,591	6,829	14,802	12,156
Other intangible amortization	539	888	1,043	1,689
Loan expense	3,442	3,681	6,663	6,677
Legal and professional fees	4,856	4,344	9,881	8,882
Foreclosure / OREO expense, net	1,330	1,264	3,207	2,426
FDIC expense	8,750	6,000	16,500	12,500
Other	13,662	14,384	26,135	27,887
Total noninterest expense	174,360	176,777	348,331	350,769
Income before income taxes	70,525	71,193	131,733	140,327
Income tax expense	21,434	21,793	40,108	44,255
Net income	49,091	49,400	91,625	96,072
Preferred stock dividends	2,169	1,545	4,367	2,773
Net income available to common equity	$46,922	$47,855	$87,258	$93,299
Earnings per common share:
Basic	$0.31	$0.32	$0.58	$0.62
Diluted	$0.31	$0.31	$0.58	$0.61
Average common shares outstanding:
Basic	148,511	149,903	148,556	149,986
Diluted	149,530	151,108	149,518	151,129

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Thousands)
Net income	$49,091	$49,400	$91,625	$96,072
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	22,321	(35,224)	82,743	12,194
Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities	(1,452)	—	(3,024)	—
Reclassification adjustment for net gains realized in net income	(3,116)	(1,242)	(6,214)	(1,242)
Income tax (expense) benefit	(6,773)	13,923	(28,048)	(4,182)
Other comprehensive income (loss) on investment securities available for sale	10,980	(22,543)	45,457	6,770
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	12	12	25	25
Amortization of actuarial losses	483	533	965	1,065
Income tax expense	(189)	(208)	(378)	(416)
Other comprehensive income on pension and postretirement obligations	306	337	612	674
Total other comprehensive income (loss)	11,286	(22,206)	46,069	7,444
Comprehensive income	$60,377	$27,194	$137,694	$103,516

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2014	$59,727	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income:
Net income	—	—	—	96,072	—	—	96,072
Other comprehensive income	—	—	—	—	7,444	—	7,444
Comprehensive income							103,516
Common stock issued:
Stock-based compensation plans, net	—	—	2,051	(21,145)	—	32,798	13,704
Acquisition of Ahmann & Martin Co.	—	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	(49)	(92,951)	—	—	—	(93,000)
Purchase of treasury stock	—	—	—	—	—	(4,500)	(4,500)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,508)	—	—	(30,508)
Preferred stock	—	—	—	(2,773)	—	—	(2,773)
Issuance of preferred stock	62,966	—	—	—	—	—	62,966
Purchase of preferred stock	(678)	—	—	(74)	—	—	(752)
Other	—	—	—	(706)	—	—	(706)
Stock-based compensation expense, net	—	—	10,879	—	—	—	10,879
Tax benefit of stock-based compensation	—	—	1,784	—	—	—	1,784
Balance, June 30, 2015	$122,015	$1,642	$1,450,200	$1,538,684	$2,594	$(210,744)	$2,904,391
Balance, December 31, 2015	$121,379	$1,642	$1,458,522	$1,593,239	$(32,616)	$(204,920)	$2,937,246
Comprehensive income:
Net income	—	—	—	91,625	—	—	91,625
Other comprehensive income	—	—	—	—	46,069	—	46,069
Comprehensive income							137,694
Common stock issued:
Stock-based compensation plans, net	—	—	1,153	(17,478)	—	20,601	4,276
Purchase of common stock returned to authorized but unissued	—	(12)	(19,995)	—	—	—	(20,007)
Purchase of treasury stock	—	—	—	—	—	(4,018)	(4,018)
Cash dividends:
Common stock, $0.22 per share	—	—	—	(33,034)	—	—	(33,034)
Preferred stock	—	—	—	(4,367)	—	—	(4,367)
Purchase of preferred stock	(1,178)	—	—	(70)	—	—	(1,248)
Stock-based compensation expense, net	—	—	13,210	—	—	—	13,210
Tax benefit of stock-based compensation	—	—	395	—	—	—	395
Balance, June 30, 2016	$120,201	$1,630	$1,453,285	$1,629,915	$13,453	$(188,337)	$3,030,147
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2016	2015
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,625	$96,072
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	34,000	9,500
Depreciation and amortization	22,914	24,232
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	2,120	(465)
Amortization of mortgage servicing rights	5,896	6,147
Amortization of other intangible assets	1,043	1,689
Amortization and accretion on earning assets, funding, and other, net	22,045	19,457
Tax benefit of stock based compensation	395	1,784
Gain on sales of investment securities, net	(6,214)	(1,242)
Gain on sales of assets and impairment write-downs, net	(181)	(2,687)
Gain on mortgage banking activities, net	(7,058)	(8,000)
Mortgage loans originated and acquired for sale	(517,838)	(619,202)
Proceeds from sales of mortgage loans held for sale	491,980	599,262
(Increase) decrease in interest receivable	(4,875)	808
Increase (decrease) in interest payable	(4,739)	5,596
Net change in other assets and other liabilities	(25,836)	(33,825)
Net cash provided by operating activities	105,277	99,126
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,281,291)	(703,636)
Purchases of:
Available for sale securities	(495,453)	(1,702,678)
Held to maturity securities	(112,226)	(133,976)
Federal Home Loan Bank and Federal Reserve Bank stocks	(67,261)	(14,172)
Premises, equipment, and software, net of disposals	(81,461)	(26,232)
Other assets	(3,073)	(8,183)
Proceeds from:
Sales of available for sale securities	359,484	1,065,328
Sales of Federal Home Loan Bank stock	20,000	42,514
Prepayments, calls, and maturities of available for sale investment securities	371,440	620,320
Prepayments, calls, and maturities of held to maturity investment securities	37,172	6,290
Sales, prepayments, calls, and maturities of other assets	13,362	10,465
Net cash (paid) received in acquisition	(685)	1,132
Net cash used in investing activities	(1,239,992)	(842,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(714,815)	506,059
Net increase in short-term funding	1,077,141	527,248
Repayment of long-term funding	(430,018)	(1,000,017)
Proceeds from issuance of long-term funding	1,265,000	250,000
Proceeds from issuance of common stock for stock-based compensation plans	4,276	13,704
Proceeds from issuance of preferred stock	—	62,966
Purchase of preferred stock	(1,248)	(752)
Purchase of common stock returned to authorized but unissued	(20,007)	(93,000)
Purchase of treasury stock	(4,018)	(4,500)
Cash dividends on common stock	(33,034)	(30,508)
Cash dividends on preferred stock	(4,367)	(2,773)
Net cash provided by financing activities	1,138,910	228,427
Net increase (decrease) in cash and cash equivalents	4,195	(515,275)
Cash and cash equivalents at beginning of period	473,685	1,032,067
Cash and cash equivalents at end of period	$477,880	$516,792
Supplemental disclosures of cash flow information:
Cash paid for interest	$46,316	$32,123
Cash paid for income taxes	27,852	40,473
Loans and bank premises transferred to other real estate owned	4,704	3,117
Capitalized mortgage servicing rights	4,149	6,729
Loans transferred into held for sale from portfolio, net	130,694	—
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	522	4,590
Fair value ascribed to goodwill and intangible assets	4,119	51,791
Fair value of liabilities assumed	1,423	12,851
Common stock issued in acquisition	—	43,530
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
Note 2 Acquisitions
On February 17, 2015, the Corporation acquired Ahmann & Martin Co., a risk and employee benefits consulting firm based in Minnesota. The firm merged into Associated Financial Group, LLC (AFG), the Corporation's insurance brokerage subsidiary. The Corporation's acquisition of Ahmann & Martin Co. enhanced the Corporation's ability to offer clients unique, comprehensive solutions to meet their insurance and financial risk management needs. The transaction was valued at approximately $48 million with the opportunity to increase the consideration by $8 million should certain contingencies be met over a defined period.
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
During the second quarter of 2016, Associated Banc-Corp announced that it has begun rebranding AFG. The rebranding follows the February 2015 acquisition of Ahmann & Martin Co. and two small insurance acquisitions during the first quarter of 2016. Going forward, as the requisite processes are completed in various states, AFG will be doing business as Associated Benefits and Risk Consulting (ABRC).
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
In May 2015, the FASB issued an amendment to eliminate the requirement to categorize investments measured using the net asset value per share ("NAV") practical expedient in the fair value hierarchy table. Entities are required to disclose the fair value of investments measured using the NAV practical expedient so that financial statement users can reconcile amounts reported in the fair value hierarchy table to amounts reported on the balance sheet. This amendment required retrospective application and was effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Corporation adopted the accounting standard during the first quarter of 2016, as required, with no material impact on its results of operations, financial position, or liquidity.
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
In January 2015, the FASB issued an amendment to eliminate from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The amended guidance prohibits separate disclosure of extraordinary items in the income statement. This amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Corporation adopted the accounting standard during the first quarter of 2016, as required, with no material impact.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$49,091	$49,400	$91,625	$96,072
Preferred stock dividends	(2,169)	(1,545)	(4,367)	(2,773)
Net income available to common equity	$46,922	$47,855	$87,258	$93,299
Common shareholder dividends	$(16,443)	$(15,056)	$(32,646)	$(30,222)
Unvested share-based payment awards	(182)	(172)	(388)	(286)
Undistributed earnings	$30,297	$32,627	$54,224	$62,791
Undistributed earnings allocated to common shareholders	$29,963	$32,262	$53,649	$62,148
Undistributed earnings allocated to unvested share-based payment awards	334	365	575	643
Undistributed earnings	$30,297	$32,627	$54,224	$62,791
Basic
Distributed earnings to common shareholders	$16,443	$15,056	$32,646	$30,222
Undistributed earnings allocated to common shareholders	29,963	32,262	53,649	62,148
Total common shareholders earnings, basic	$46,406	$47,318	$86,295	$92,370
Diluted
Distributed earnings to common shareholders	$16,443	$15,056	$32,646	$30,222
Undistributed earnings allocated to common shareholders	29,963	32,262	53,649	62,148
Total common shareholders earnings, diluted	$46,406	$47,318	$86,295	$92,370
Weighted average common shares outstanding	148,511	149,903	148,556	149,986
Effect of dilutive common stock awards	1,019	1,205	962	1,143
Diluted weighted average common shares outstanding	149,530	151,108	149,518	151,129
Basic earnings per common share	$0.31	$0.32	$0.58	$0.62
Diluted earnings per common share	$0.31	$0.31	$0.58	$0.61
Options to purchase approximately 1 million and 2 million shares were outstanding for the three and six months ended June 30, 2016, respectively, and 1 million shares were outstanding for the three and six months ended June 30, 2015, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Warrants to purchase approximately 4 million shares were outstanding for both the three and six months ended June 30, 2016 and 2015, respectively, but excluded from the calculation of diluted earnings per common shares as the effect would have been anti-dilutive.
Note 5 Stock-Based Compensation
Stock-Based Compensation Plan:
In March 2013, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2013 Incentive Compensation Plan (“2013 Plan”). Under the 2013 Plan, options are generally exercisable up to 10 years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over four years. The 2013 Plan also provides for the issuance of restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”). The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three or four years, depending upon whether the awards are service-based or performance-based. Service-based awards are contingent upon continued employment or meeting the requirements for retirement, and performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement. The 2013 Plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirement meets the early retirement or normal retirement definitions under the plan (“retirement eligible colleagues”).
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first six months of 2016 and full year 2015.

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
A summary of the Corporation’s stock option activity for the year ended December 31, 2015, and the six months ended June 30, 2016 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2014	7,847,338	$18.34
Granted	1,348,504	17.95
Exercised	(1,351,646)	13.90
Forfeited or expired	(1,215,053)	29.13
Outstanding at December 31, 2015	6,629,143	$17.22	6.24	$18,730
Options Exercisable at December 31, 2015	4,190,245	$17.25	4.93	$14,873
Granted	1,302,298	$17.45
Exercised	(230,327)	13.69
Forfeited or expired	(117,457)	22.25
Outstanding at June 30, 2016	7,583,657	$17.30	6.43	$10,047
Options Exercisable at June 30, 2016	4,721,196	$17.21	4.98	$9,633
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2016, the intrinsic value of stock options exercised was approximately $1 million. For the year ended December 31, 2015 the intrinsic value of the stock options exercised was $7 million. The total fair value of stock options that vested were $3 million and $6 million, respectively, for the six months ended June 30, 2016 and for the year ended December 31, 2015. The Corporation recognized compensation expense for the vesting of stock options of $2 million and $4 million for the six months ended June 30, 2016 and year ended December 31, 2015, respectively. Included in compensation expense for the six months ended June 30, 2016 was approximately $915,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At June 30, 2016, the Corporation had $6 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2019.

The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2015, and for the six months ended June 30, 2016.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,982,126	$15.79
Granted	1,173,847	18.09
Vested	(709,582)	15.62
Forfeited	(196,363)	16.87
Outstanding at December 31, 2015	2,250,028	$17.03
Granted	1,054,923	$17.45
Vested	(795,003)	16.55
Forfeited	(58,802)	17.64
Outstanding at June 30, 2016	2,451,146	$17.34
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Performance-based restricted stock awards granted during 2015 and 2016 will vest ratably over a three year period, while service-based restricted stock awards granted during 2015 and 2016 will vest ratably over a four year period. Expense for restricted stock awards of approximately $11 million and $15 million was recorded for the six months ended June 30, 2016 and year ended December 31, 2015, respectively. Included in compensation expense for 2016 was approximately $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $28 million of unrecognized compensation costs related to restricted stock awards at June 30, 2016, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2019.
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

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,000	$1	$—	$1,001
Residential mortgage-related securities:
FNMA / FHLMC	956,834	33,545	—	990,379
GNMA	1,654,218	23,028	—	1,677,246
Private-label	1,429	—	(19)	1,410
GNMA commercial mortgage-related securities	2,124,491	9,912	(7,482)	2,126,921
Other securities (debt and equity)	4,718	91	—	4,809
Total investment securities available for sale	$4,742,690	$66,577	$(7,501)	$4,801,766
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$1,111,868	$40,280	$(15)	$1,152,133
Residential mortgage-related securities:
FNMA / FHLMC	39,019	977	(32)	39,964
GNMA	85,253	1,510	(5)	86,758
Total investment securities held to maturity	$1,236,140	$42,767	$(52)	$1,278,855

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$999	$—	$(2)	$997
Residential mortgage-related securities:
FNMA / FHLMC	1,388,995	33,791	(8,160)	1,414,626
GNMA	1,605,956	507	(16,460)	1,590,003
Private-label	1,722	1	(14)	1,709
GNMA commercial mortgage-related securities	1,982,477	1,334	(28,501)	1,955,310
Other securities (debt and equity)	4,718	51	—	4,769
Total investment securities available for sale	$4,984,867	$35,684	$(53,137)	$4,967,414
Investment securities held to maturity:
Municipal securities	$1,043,767	$16,803	$(339)	$1,060,231
Residential mortgage-related securities:
FNMA / FHLMC	41,469	513	(645)	41,337
GNMA	82,994	189	(309)	82,874
Total investment securities held to maturity	$1,168,230	$17,505	$(1,293)	$1,184,442

The amortized cost and fair values of investment securities available for sale and held to maturity at June 30, 2016, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,500	$4,538	$38,985	$25,846
Due after one year through five years	1,200	1,200	252,762	265,059
Due after five years through ten years	—	—	231,798	242,887
Due after ten years	—	—	588,323	618,341
Total debt securities	5,700	5,738	1,111,868	1,152,133
Residential mortgage-related securities:
FNMA / FHLMC	956,834	990,379	39,019	39,964
GNMA	1,654,218	1,677,246	85,253	86,758
Private-label	1,429	1,410	—	—
GNMA commercial mortgage-related securities	2,124,491	2,126,921	—	—
Equity securities	18	72	—	—
Total investment securities	$4,742,690	$4,801,766	$1,236,140	$1,278,855
Ratio of Fair Value to Amortized Cost		101.2%		103.5%
During the first half of 2016, the Corporation sold approximately $359 million of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating a $6 million net gain on sale. This sale of FNMA and FHLMC mortgage-related securities and the subsequent purchase of GNMA mortgage-related securities lowered risk weighted assets and related capital requirements.

	Six Months Ended June 30,
	2016	2015
	($ in Thousands)
Gross gains	$6,403	$5,251
Gross losses	(189)	(4,009)
Investment securities gains, net	$6,214	$1,242
Proceeds from sales of investment securities	$359,484	$1,065,328
Securities with a carrying value of approximately $2.5 billion and $3.2 billion at June 30, 2016, and December 31, 2015, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2016.

	Less than 12 months			12 months or more			Total
June 30, 2016	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Residential mortgage-related securities:
Private-label	—	$—	$—	4	$(19)	$1,362	$(19)	$1,362
GNMA commercial mortgage-related securities	5	(158)	150,308	21	(7,324)	475,595	(7,482)	625,903
Total	5	$(158)	$150,308	25	$(7,343)	$476,957	$(7,501)	$627,265
Investment securities held to maturity:
Municipal securities	1	$(1)	$511	6	$(14)	$2,184	$(15)	$2,695
Residential mortgage-related securities:
FNMA / FHLMC	—	—	—	2	(32)	9,173	(32)	9,173
GNMA	1	(5)	1,493	—	—	—	(5)	1,493
Total	2	$(6)	$2,004	8	$(46)	$11,357	$(52)	$13,361

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at June 30, 2016, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The reduction in unrealized losses at June 30, 2016 is due to the reduction in overall interest rates.  The U.S. Treasury 3-year and 5-year rates dropped by 60 basis points ("bp") and 75 bp, respectively, from December 31, 2015.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At June 30, 2016, and December 31, 2015, the Corporation had FHLB stock of $120 million and $74 million, respectively, reflecting the overall increase in FHLB short-term and long-term funding. The Corporation had Federal Reserve Bank stock of $75 million and $73 million at June 30, 2016 and December 31, 2015, respectively.

Note 7 Loans
The period end loan composition was as follows.

	June 30, 2016	December 31, 2015
	($ in Thousands)
Commercial and industrial	$6,701,986	$6,190,683
Commercial real estate — owner occupied	921,736	918,212
Commercial and business lending	7,623,722	7,108,895
Commercial real estate — investor	3,495,791	3,234,266
Real estate construction	1,285,573	1,162,145
Commercial real estate lending	4,781,364	4,396,411
Total commercial	12,405,086	11,505,306
Residential mortgage	6,035,720	5,783,267
Home equity	968,771	1,005,802
Other consumer	405,709	419,968
Total consumer	7,410,200	7,209,037
Total loans	$19,815,286	$18,714,343
The following table presents commercial and consumer loans by credit quality indicator at June 30, 2016.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,910,730	$217,999	$379,818	$193,439	$6,701,986
Commercial real estate - owner occupied	826,327	40,103	45,671	9,635	921,736
Commercial and business lending	6,737,057	258,102	425,489	203,074	7,623,722
Commercial real estate - investor	3,436,680	22,502	25,081	11,528	3,495,791
Real estate construction	1,281,526	973	2,117	957	1,285,573
Commercial real estate lending	4,718,206	23,475	27,198	12,485	4,781,364
Total commercial	11,455,263	281,577	452,687	215,559	12,405,086
Residential mortgage	5,975,297	4,170	3,953	52,300	6,035,720
Home equity	952,727	1,587	94	14,363	968,771
Other consumer	404,894	435	—	380	405,709
Total consumer	7,332,918	6,192	4,047	67,043	7,410,200
Total	$18,788,181	$287,769	$456,734	$282,602	$19,815,286

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2015.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,522,809	$341,169	$233,130	$93,575	$6,190,683
Commercial real estate - owner occupied	835,572	38,885	35,706	8,049	918,212
Commercial and business lending	6,358,381	380,054	268,836	101,624	7,108,895
Commercial real estate - investor	3,153,703	45,976	25,944	8,643	3,234,266
Real estate construction	1,157,034	252	3,919	940	1,162,145
Commercial real estate lending	4,310,737	46,228	29,863	9,583	4,396,411
Total commercial	10,669,118	426,282	298,699	111,207	11,505,306
Residential mortgage	5,727,437	1,552	2,796	51,482	5,783,267
Home equity	988,574	1,762	222	15,244	1,005,802
Other consumer	419,087	556	—	325	419,968
Total consumer	7,135,098	3,870	3,018	67,051	7,209,037
Total	$17,804,216	$430,152	$301,717	$178,258	$18,714,343
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies.
For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and nonaccrual loans are reviewed at a minimum on a quarterly basis, while pass rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at June 30, 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,506,175	$1,755	$369	$248	$193,439	$6,701,986
Commercial real estate - owner occupied	911,908	193	—	—	9,635	921,736
Commercial and business lending	7,418,083	1,948	369	248	203,074	7,623,722
Commercial real estate - investor	3,481,548	2,715	—	—	11,528	3,495,791
Real estate construction	1,284,092	427	97	—	957	1,285,573
Commercial real estate lending	4,765,640	3,142	97	—	12,485	4,781,364
Total commercial	12,183,723	5,090	466	248	215,559	12,405,086
Residential mortgage	5,976,038	7,040	342	—	52,300	6,035,720
Home equity	946,678	6,150	1,580	—	14,363	968,771
Other consumer	402,188	1,313	582	1,246	380	405,709
Total consumer	7,324,904	14,503	2,504	1,246	67,043	7,410,200
Total	$19,508,627	$19,593	$2,970	$1,494	$282,602	$19,815,286

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $1 million at June 30, 2016 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $236 million or 84% were current with respect to payment at June 30, 2016.
The following table presents loans by past due status at December 31, 2015.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,095,848	$602	$409	$249	$93,575	$6,190,683
Commercial real estate - owner occupied	903,021	7,142	—	—	8,049	918,212
Commercial and business lending	6,998,869	7,744	409	249	101,624	7,108,895
Commercial real estate - investor	3,225,332	291	—	—	8,643	3,234,266
Real estate construction	1,160,909	270	26	—	940	1,162,145
Commercial real estate lending	4,386,241	561	26	—	9,583	4,396,411
Total commercial	11,385,110	8,305	435	249	111,207	11,505,306
Residential mortgage	5,726,855	4,491	439	—	51,482	5,783,267
Home equity	982,639	6,190	1,729	—	15,244	1,005,802
Other consumer	416,374	1,195	675	1,399	325	419,968
Total consumer	7,125,868	11,876	2,843	1,399	67,051	7,209,037
Total	$18,510,978	$20,181	$3,278	$1,648	$178,258	$18,714,343

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2015 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $124 million or 69% were current with respect to payment at December 31, 2015.

The following table presents impaired loans at June 30, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$30,866	$31,402	$675	$30,915	$443
Commercial real estate — owner occupied	10,746	10,917	622	10,904	189
Commercial and business lending	41,612	42,319	1,297	41,819	632
Commercial real estate — investor	21,983	22,782	694	22,387	943
Real estate construction	1,329	1,801	530	1,356	34
Commercial real estate lending	23,312	24,583	1,224	23,743	977
Total commercial	64,924	66,902	2,521	65,562	1,609
Residential mortgage	64,547	69,517	11,684	65,674	1,151
Home equity	20,668	22,613	9,741	21,092	535
Other consumer	1,286	1,346	254	1,316	18
Total consumer	86,501	93,476	21,679	88,082	1,704
Total loans	$151,425	$160,378	$24,200	$153,644	$3,313
Loans with no related allowance
Commercial and industrial	$191,752	$212,763	$—	$193,553	$348
Commercial real estate — owner occupied	6,398	8,854	—	6,580	—
Commercial and business lending	198,150	221,617	—	200,133	348
Commercial real estate — investor	9,736	10,032	—	9,809	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	9,736	10,032	—	9,809	—
Total commercial	207,886	231,649	—	209,942	348
Residential mortgage	6,067	6,331	—	6,138	96
Home equity	650	651	—	652	20
Other consumer	—	—	—	—	—
Total consumer	6,717	6,982	—	6,790	116
Total loans	$214,603	$238,631	$—	$216,732	$464
Total
Commercial and industrial	$222,618	$244,165	$675	$224,468	$791
Commercial real estate — owner occupied	17,144	19,771	622	17,484	189
Commercial and business lending	239,762	263,936	1,297	241,952	980
Commercial real estate — investor	31,719	32,814	694	32,196	943
Real estate construction	1,329	1,801	530	1,356	34
Commercial real estate lending	33,048	34,615	1,224	33,552	977
Total commercial	272,810	298,551	2,521	275,504	1,957
Residential mortgage	70,614	75,848	11,684	71,812	1,247
Home equity	21,318	23,264	9,741	21,744	555
Other consumer	1,286	1,346	254	1,316	18
Total consumer	93,218	100,458	21,679	94,872	1,820
Total loans(a)	$366,028	$399,009	$24,200	$370,376	$3,777

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 86% of the unpaid principal balance at June 30, 2016.

The following table presents impaired loans at December 31, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,785	$59,409	$8,162	$46,833	$855
Commercial real estate — owner occupied	9,705	9,804	448	10,087	412
Commercial and business lending	67,490	69,213	8,610	56,920	1,267
Commercial real estate — investor	27,822	29,444	1,831	28,278	1,914
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	29,272	31,598	2,284	29,945	1,980
Total commercial	96,762	100,811	10,894	86,865	3,247
Residential mortgage	66,590	71,084	12,462	68,183	2,374
Home equity	21,769	23,989	10,118	22,624	1,147
Other consumer	1,154	1,225	195	1,199	30
Total consumer	89,513	96,298	22,775	92,006	3,551
Total loans	$186,275	$197,109	$33,669	$178,871	$6,798
Loans with no related allowance
Commercial and industrial	$65,083	$72,259	$—	$79,573	$1,657
Commercial real estate — owner occupied	6,221	6,648	—	6,534	15
Commercial and business lending	71,304	78,907	—	86,107	1,672
Commercial real estate — investor	2,736	2,840	—	2,763	90
Real estate construction	—	—	—	—	—
Commercial real estate lending	2,736	2,840	—	2,763	90
Total commercial	74,040	81,747	—	88,870	1,762
Residential mortgage	4,762	5,033	—	4,726	126
Home equity	544	544	—	544	30
Other consumer	—	—	—	—	—
Total consumer	5,306	5,577	—	5,270	156
Total loans	$79,346	$87,324	$—	$94,140	$1,918
Total
Commercial and industrial	$122,868	$131,668	$8,162	$126,406	$2,512
Commercial real estate — owner occupied	15,926	16,452	448	16,621	427
Commercial and business lending	138,794	148,120	8,610	143,027	2,939
Commercial real estate — investor	30,558	32,284	1,831	31,041	2,004
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	32,008	34,438	2,284	32,708	2,070
Total commercial	170,802	182,558	10,894	175,735	5,009
Residential mortgage	71,352	76,117	12,462	72,909	2,500
Home equity	22,313	24,533	10,118	23,168	1,177
Other consumer	1,154	1,225	195	1,199	30
Total consumer	94,819	101,875	22,775	97,276	3,707
Total loans(a)	$265,621	$284,433	$33,669	$273,011	$8,716

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 82% of the unpaid principal balance at December 31, 2015.

Troubled Debt Restructurings (“Restructured Loans”):
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 “Summary of Significant Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K for the Corporation's accounting policy for troubled debt restructurings. The Corporation had a recorded investment of $8 million in loans modified in troubled debt restructurings for the six months ended June 30, 2016, of which approximately $3 million was in accrual status and $5 million was in nonaccrual pending a sustained period of repayment. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	June 30, 2016		December 31, 2015
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$29,179	$2,536	$29,293	$1,714
Commercial real estate — owner occupied	7,509	2,620	7,877	2,703
Commercial real estate — investor	20,191	957	21,915	3,936
Real estate construction	372	94	510	177
Residential mortgage	18,314	24,479	19,870	24,592
Home equity	6,955	4,127	7,069	4,522
Other consumer	906	28	829	40
Total	$83,426	$34,841	$87,363	$37,684

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the six months ended June 30, 2016 and 2015, and the recorded investment and unpaid principal balance as of June 30, 2016 and 2015.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	11	$2,608	$2,676	6	$1,847	$2,296
Commercial real estate — owner occupied	1	120	126	5	3,506	3,636
Commercial real estate — investor	—	—	—	1	2,237	2,237
Real estate construction	—	—	—	1	6	6
Residential mortgage	48	3,942	4,171	52	5,249	5,380
Home equity	37	1,433	1,554	49	1,897	1,898
Total	97	$8,103	$8,527	114	$14,742	$15,453

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the six months ended June 30, 2016, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the six months ended June 30, 2016.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the six months ended June 30, 2016 and 2015, as well as the recorded investment in these restructured loans as of June 30, 2016 and 2015.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	—	$—	1	$43
Commercial real estate — owner occupied	2	168	1	297
Residential mortgage	25	2,407	29	2,230
Home equity	11	164	22	1,001
Total	38	$2,739	53	$3,571
All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.
A summary of the changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Charge offs	(37,522)	(106)	(887)	(330)	(2,334)	(2,702)	(1,985)	(45,866)
Recoveries	4,022	43	1,566	83	345	1,873	450	8,382
Net charge offs	(33,500)	(63)	679	(247)	(1,989)	(829)	(1,535)	(37,484)
Provision for loan losses	38,128	(2,767)	(2,666)	(3,679)	1,624	(1,224)	1,584	31,000
June 30, 2016	$134,587	$15,850	$41,031	$21,340	$27,896	$21,502	$5,574	$267,780
Allowance for loan losses:
Individually evaluated for impairment	$—	$165	$45	$—	$14	$—	$—	$224
Collectively evaluated for impairment	134,587	15,685	40,986	21,340	27,882	21,502	5,574	267,556
Total allowance for loan losses	$134,587	$15,850	$41,031	$21,340	$27,896	$21,502	$5,574	$267,780
Loans:
Individually evaluated for impairment	$191,752	$7,790	$10,036	$—	$6,800	$650	$—	$217,028
Collectively evaluated for impairment	6,510,234	913,946	3,485,755	1,285,573	6,028,920	968,121	405,709	19,598,258
Total loans	$6,701,986	$921,736	$3,495,791	$1,285,573	$6,035,720	$968,771	$405,709	$19,815,286
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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2014	$117,635	$16,510	$46,333	$20,999	$31,926	$26,464	$6,435	$266,302
Charge offs	(27,687)	(2,645)	(4,645)	(750)	(5,636)	(7,048)	(3,869)	(52,280)
Recoveries	9,821	921	4,157	2,268	1,077	3,233	765	22,242
Net charge offs	(17,866)	(1,724)	(488)	1,518	(4,559)	(3,815)	(3,104)	(30,038)
Provision for loan losses	30,190	3,894	(2,827)	2,749	894	906	2,194	38,000
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Allowance for loan losses:
Individually evaluated for impairment	$7,522	$—	$229	$—	$166	$46	$—	$7,963
Collectively evaluated for impairment	122,437	18,680	42,789	25,266	28,095	23,509	5,525	266,301
Total allowance for loan losses	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Loans:
Individually evaluated for impairment	$91,569	$6,221	$5,460	$—	$6,956	$1,281	$—	$111,487
Collectively evaluated for impairment	6,099,114	911,991	3,228,806	1,162,145	5,776,311	1,004,521	419,968	18,602,856
Total loans	$6,190,683	$918,212	$3,234,266	$1,162,145	$5,783,267	$1,005,802	$419,968	$18,714,343
A summary of the changes in the allowance for unfunded commitments was as follows.

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	($ in Thousands)
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,400	$24,900
Provision for unfunded commitments	3,000	(500)
Balance at end of period	$27,400	$24,400
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
The Corporation conducted its most recent annual impairment testing in May 2016, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2016 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2016 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2015 or the first six months of 2016.
At June 30, 2016, the Corporation had goodwill of $972 million, compared to $969 million at December 31, 2015. There was an addition to the carrying amount of goodwill of approximately $3 million as a result of two small insurance acquisitions during the quarter ended March 31, 2016. See Note 2 for additional information on the Corporation's acquisitions.
Other Intangible Assets:  The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. Core deposit intangibles of approximately $15 million were fully amortized in 2015 and have been removed from both the gross carrying amount and the accumulated amortization for 2016. There was an addition to the gross carrying amount of other intangibles of $1 million for the customer relationships associated with two small insurance acquisitions that occurred during the quarter ended March 31, 2016. See Note 2 for additional information on the Corporation's acquisitions. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$4,385	$19,545
Accumulated amortization	(4,132)	(19,152)
Net book value	$253	$393
Amortization during the year	$140	$1,404
Other intangibles:
Gross carrying amount	$32,410	$31,398
Accumulated amortization	(16,236)	(15,333)
Net book value	$16,174	$16,065
Additions during the period	$1,012	$12,115
Amortization during the year	$903	$1,690
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$62,150	$61,379
Additions	4,149	12,372
Amortization	(5,896)	(11,601)
Mortgage servicing rights at end of period	$60,403	$62,150
Valuation allowance at beginning of period	(809)	(1,234)
(Additions) recoveries, net	(2,120)	425
Valuation allowance at end of period	(2,929)	(809)
Mortgage servicing rights, net	$57,474	$61,341
Fair value of mortgage servicing rights	$58,331	$70,686
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,776,067	$7,915,224
Mortgage servicing rights, net to servicing portfolio	0.74%	0.77%
Mortgage servicing rights expense (1)	$8,016	$11,176

(1)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2016. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Six months ending December 31, 2016	$141	$909	$6,255
2017	112	1,786	10,436
2018	—	1,756	8,288
2019	—	1,457	6,674
2020	—	1,340	5,410
2021	—	1,316	4,422
Beyond 2021	—	7,610	18,918
Total Estimated Amortization Expense	$253	$16,174	$60,403

Note 9 Short and Long-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	June 30, 2016	December 31, 2015
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$44,270	$47,870
Securities sold under agreements to repurchase	464,880	383,568
Federal funds purchased and securities sold under agreements to repurchase	$509,150	$431,438
FHLB advances	1,326,000	335,000
Commercial paper	76,407	67,978
Other short-term funding	1,402,407	402,978
Total short-term funding	$1,911,557	$834,416
Long-Term Funding
FHLB advances	$3,015,207	$1,750,225
Senior notes, at par	250,000	680,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(3,732)	(4,061)
Total long-term funding	3,511,475	2,676,164
Total short and long-term funding	$5,423,032	$3,510,580
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of June 30, 2016, the Corporation pledged GSE mortgage-related securities with a fair value of $574 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 are presented in the following table.

	Remaining Contractual Maturity of the Agreements
June 30, 2016	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
Repurchase agreements
GSE securities	$464,880	$—	$—	$—	$464,880
Total	$464,880	$—	$—	$—	$464,880
December 31, 2015
Repurchase agreements
GSE securities	$383,568	$—	$—	$—	$383,568
Total	$383,568	$—	$—	$—	$383,568

Long-term funding:

FHLB advances:  For the six months ended June 30, 2016, the long-term FHLB advances, with maturity dates primarily ranging from 2017 through 2019, had an average interest rate of 0.36%, compared to 0.13% for the full year December 31, 2015. The FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $38 million of investment securities as collateral at June 30, 2016, and pledged $9 million of investment securities as collateral at December 31, 2015. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At June 30, 2016, the Corporation posted cash collateral for the margin of $40 million, compared to $22 million at December 31, 2015.
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
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments which are not designated as hedging instruments.

	June 30, 2016			December 31, 2015
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate-related instruments — customer and mirror	$1,829,842	$56,334	Trading assets	$1,665,965	$29,391	Trading assets
Interest rate-related instruments — customer and mirror	1,829,842	(59,255)	Trading liabilities	1,665,965	(30,886)	Trading liabilities
Interest rate lock commitments (mortgage)	530,571	4,270	Other assets	271,530	958	Other assets
Forward commitments (mortgage)	353,185	(4,205)	Other liabilities	231,798	403	Other assets
Foreign currency exchange forwards	99,074	3,159	Trading assets	72,976	1,532	Trading assets
Foreign currency exchange forwards	92,457	(3,073)	Trading liabilities	65,649	(1,398)	Trading liabilities
Commodity contracts	109,971	17,619	Trading assets	44,380	1,269	Trading assets
Commodity contracts	110,457	(17,138)	Trading liabilities	44,256	(1,146)	Trading liabilities
Purchased options (time deposit)	101,421	2,336	Other assets	104,582	2,715	Other assets
Written options (time deposit)	101,421	(2,336)	Other liabilities	104,582	(2,715)	Other liabilities

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Six Months Ended June 30,
($ in Thousands)		2016	2015
Derivative Instruments:
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(1,426)	$255
Interest rate lock commitments (mortgage)	Mortgage banking, net	3,312	(870)
Forward commitments (mortgage)	Mortgage banking, net	(4,608)	5,204
Foreign currency exchange forwards	Capital market fees, net	(48)	128
Commodity contracts	Capital market fees, net	358	—
Derivatives to Accommodate Customer Needs
The Corporation enters into various derivative contracts which are not designated as hedging instruments. Such derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of capital market fees, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
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
Commodity contracts: The Corporation provides commodity risk management services to commercial customers, exclusively oil and gas contracts. Commodity contracts are entered into primarily for the benefit of commercial customers seeking to manage their exposure to fluctuating commodity prices. The Corporation mitigates its risk by then entering into an offsetting commodity derivative contract. Commodity contracts are carried at fair value on the consolidated balance sheets with changes in fair value recorded as a component of capital market fees, net.
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

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
June 30, 2016
Derivative assets:
Interest and commodity agreements	$3,919	$—	$3,919	$(3,919)	$—	$—
Derivative liabilities:
Interest and commodity agreements	$71,741	$—	$71,741	$(3,919)	$(67,822)	$—
December 31, 2015
Derivative assets:
Interest and commodity instruments	$1,466	$—	$1,466	$(1,466)	$—	$—
Derivative liabilities:
Interest and commodity instruments	$30,200	$—	$30,200	$(1,466)	$(28,734)	$—

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

	June 30, 2016	December 31, 2015
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$7,399,847	$7,402,518
Commercial letters of credit(1)	7,100	9,945
Standby letters of credit(3)	285,118	296,508

1)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2016 or December 31, 2015.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

3)	The Corporation has established a liability of $3 million at both June 30, 2016 and December 31, 2015, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments increased to $27 million at June 30, 2016 compared to $24 million at December 31, 2015, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at June 30, 2016, was $68 million, compared to $52 million at December 31, 2015, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $59 million at June 30, 2016, and $61 million at December 31, 2015.

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

A variety of consumer products, including legacy debt protection and identity protection products provided by third parties, and mortgage and deposit products, and certain fees and charges related to such products, have come under increased regulatory scrutiny. It is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation and the Bank in regard to these consumer products. The Bank could also determine of its own accord, or be required by regulators, to refund or otherwise make remediation payments to customers in connection with these products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such matters.

Two complaints were filed against the Bank on January 11, 2016 in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division in connection with the In re: World Marketing Chicago, LLC, et al Chapter 11 bankruptcy proceeding. In the first complaint, The Official Committee of Unsecured Creditors of World Marketing Chicago, LLC, et al v. Associated Bank, N.A., the plaintiff seeks to avoid guarantees and pledges of collateral given by the debtors to secure a revolving financing commitment of $6 million to the debtors’ parent company from the Bank. The plaintiff alleges a variety of legal theories under federal and state law, including fraudulent conveyance, preferential transfer and conversion, in support of its position. The plaintiff seeks return of approximately $4 million paid to the Bank and the avoidance of the security interest in the collateral securing the remaining indebtedness to the Bank. The Bank intends to vigorously defend this lawsuit. In the second complaint, American

Funds Service Company v. Associated Bank, N.A., the plaintiff alleges that approximately $600,000 of funds it had advanced to the World Marketing entities to apply towards future postage fees was swept by the Bank from World Marketing’s bank accounts. Plaintiff seeks the return of such funds from the Bank under several theories, including Sec. 541(d) of the Bankruptcy Code, the creation of a resulting trust, and unjust enrichment. The Bank intends to vigorously defend this lawsuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time with respect to these two lawsuits.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $1 million and $3 million during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The loss reimbursement and settlement claims paid for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively, were negligible. Make whole requests during 2015 and the first six months of 2016 generally arose from loans sold during the period of January 1, 2012 to June 30, 2016, which totaled $8.2 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2016, approximately $5.7 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
	($ in Thousands)
Balance at beginning of period	$1,197	$3,258
Repurchase provision expense	155	428
Adjustments to provision expense	—	(2,450)
Charge offs, net	(6)	(39)
Balance at end of period	$1,346	$1,197
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2016, and December 31, 2015, there were approximately $59 million and $68 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2016 and December 31, 2015, there were $112 million and $132 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment securities available for sale:  Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 6 for additional disclosure regarding the Corporation’s investment securities.
Derivative financial instruments (interest rate-related instruments):  The Corporation has used, and may use again in the future, interest rate swaps to manage its interest rate risk. In addition, the Corporation offers interest rate-related instruments (swaps and caps) to service our customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and, also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 10 for additional disclosure regarding the Corporation’s interest rate-related instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2016, and December 31, 2015, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Loans Held for Sale:  Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, and certain commercial loans, once a decision has been made to sell such loans, are carried at the lower of cost or estimated fair value. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Hierarchy	June 30, 2016	December 31, 2015
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	Level 1	$1,001	$997
Residential mortgage-related securities:
FNMA / FHLMC	Level 2	990,379	1,414,626
GNMA	Level 2	1,677,246	1,590,003
Private-label	Level 2	1,410	1,709
GNMA commercial mortgage-related securities	Level 2	2,126,921	1,955,310
Other securities (debt and equity)	Level 1	1,609	1,569
Other securities (debt and equity)	Level 2	3,000	3,000
Other securities (debt and equity)	Level 3	200	200
Total investment securities available for sale	Level 1	2,610	2,566
Total investment securities available for sale	Level 2	4,798,956	4,964,648
Total investment securities available for sale	Level 3	200	200
Interest rate-related instruments	Level 2	56,334	29,391
Foreign currency exchange forwards	Level 2	3,159	1,532
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	4,270	958
Forward commitments to sell residential mortgage loans	Level 3	—	403
Commodity contracts	Level 2	17,619	1,269
Purchased options (time deposit)	Level 2	2,336	2,715
Liabilities:
Interest rate-related instruments	Level 2	$59,255	$30,886
Foreign currency exchange forwards	Level 2	3,073	1,398
Forward commitments to sell residential mortgage loans	Level 3	4,205	—
Commodity contracts	Level 2	17,138	1,146
Written options (time deposit)	Level 2	2,336	2,715
The table below presents a rollforward of the balance sheet amounts for the six months ended June 30, 2016 and the year ended December 31, 2015, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2014	$200	$(488)
Total net gains included in income:
Mortgage derivative gain	—	1,849
Balance December 31, 2015	$200	$1,361
Total net losses included in income:
Mortgage derivative loss	—	(1,296)
Balance June 30, 2016	$200	$65
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2016, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At June 30, 2016, the closing ratio was 82%.
Impaired loans:  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in an average discount of approximately 10%.
Mortgage servicing rights:  The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 15.8% and 9.6% at June 30, 2016, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from Treasury and the Community, Consumer, and Business segment to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Associated Mortgage Risk Management Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third party on an annual basis.
The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
June 30, 2016
Assets:
Commercial loans held for sale	Level 2	$30,694	Provision for credit losses	$(451)
Mortgage loans held for sale (1)	Level 2	259,054	Mortgage banking, net	—
Impaired loans (2)	Level 3	62,910	Provision for credit losses	(19,873)
Mortgage servicing rights	Level 3	58,331	Mortgage banking, net	(2,120)

December 31, 2015
Assets:
Loans held for sale	Level 2	$124,915	Mortgage banking, net	$(155)
Impaired loans (2)	Level 3	41,891	Provision for credit losses	(7,796)
Mortgage servicing rights	Level 3	70,686	Mortgage banking, net	425

(1)
Loans held for sale are carried at the lower of cost or estimated fair value. At June 30, 2016, the estimated fair value exceeded the cost and therefore there was no adjustment recognized in the Consolidated Statements of Income.

(2)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

Certain nonfinancial assets measured at fair value on a nonrecurring basis include other real estate owned (upon initial recognition or subsequent impairment), nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
During the first six months of 2016 and the full year 2015, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $5 million for the first six months of 2016 and $11 million for the year ended December 31, 2015, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $1 million and $3 million to foreclosure / OREO expense, net for the six months ended 2016 and the year ended December 31, 2015, respectively.
Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

		June 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets:
Cash and due from banks	Level 1	$333,000	$333,000	$374,921	$374,921
Interest-bearing deposits in other financial institutions	Level 1	131,680	131,680	79,764	79,764
Federal funds sold and securities purchased under agreements to resell	Level 1	13,200	13,200	19,000	19,000
Investment securities held to maturity	Level 2	1,236,140	1,278,855	1,168,230	1,184,442
Investment securities available for sale	Level 1	2,610	2,610	2,566	2,566
Investment securities available for sale	Level 2	4,798,956	4,798,956	4,964,648	4,964,648
Investment securities available for sale	Level 3	200	200	200	200
FHLB and Federal Reserve Bank stocks	Level 2	194,501	194,501	147,240	147,240
Loans held for sale	Level 2	284,376	289,748	124,915	124,915
Loans, net	Level 3	19,547,506	19,603,484	18,440,079	18,389,832
Bank owned life insurance	Level 2	582,580	582,580	583,019	583,019
Derivatives (trading and other assets)	Level 2	79,448	79,448	34,907	34,907
Derivatives (trading and other assets)	Level 3	4,270	4,270	1,361	1,361
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$18,728,818	$18,728,818	$19,444,863	$19,444,863
Brokered CDs and other time deposits	Level 2	1,564,032	1,574,368	1,562,802	1,564,464
Short-term funding	Level 2	1,911,557	1,911,557	834,416	834,416
Long-term funding	Level 2	3,511,475	3,579,398	2,676,164	2,728,112
Standby letters of credit (1)	Level 2	2,759	2,759	2,954	2,954
Derivatives (trading and other liabilities)	Level 2	81,802	81,802	36,145	36,145
Derivatives (trading and other liabilities)	Level 3	4,205	4,205	—	—

(1)
The commitment on standby letters of credit was $285 million and $297 million at June 30, 2016 and December 31, 2015, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
FHLB and Federal Reserve Bank stocks—The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and FHLB stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (FHLB or Federal Reserve Bank) or another member institution at par).
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
Derivatives (trading and other) - A detailed description the Corporation's derivative instruments can be found under the "Assets and Liabilities Measured at Fair Value on a Recurring Basis" section of this footnote.
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

The components of net periodic benefit cost for the RAP and Postretirement Plans for three and six months ended June 30, 2016 and 2015 were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$1,725	$3,062	$3,450	$6,125
Interest cost	1,780	1,643	3,560	3,285
Expected return on plan assets	(5,065)	(5,350)	(10,130)	(10,700)
Amortization of prior service cost	12	12	25	25
Amortization of actuarial loss	483	533	965	1,065
Total net periodic pension cost	$(1,065)	$(100)	$(2,130)	$(200)
Postretirement Plan:
Interest cost	$36	$35	$72	$70
Total net periodic benefit cost	$36	$35	$72	$70
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
Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Six Months Ended June 30, 2016
Net interest income	$159,233	$170,574	$18,897	$348,704
Noninterest income	22,549	128,880	13,931	165,360
Total revenue	181,782	299,454	32,828	514,064
Credit provision*	27,853	12,388	(6,241)	34,000
Noninterest expense	71,543	243,260	33,528	348,331
Income before income taxes	82,386	43,806	5,541	131,733
Income tax expense (benefit)	27,716	15,332	(2,940)	40,108
Net income	$54,670	$28,474	$8,481	$91,625
Return on average allocated capital (ROCET1)**	10.5%	9.1%	3.7%	9.2%
Six Months Ended June 30, 2015
Net interest income	$151,846	$173,742	$8,713	$334,301
Noninterest income	24,918	134,874	6,503	166,295
Total revenue	176,764	308,616	15,216	500,596
Credit provision*	19,460	13,663	(23,623)	9,500
Noninterest expense	69,350	243,760	37,659	350,769
Income before income taxes	87,954	51,193	1,180	140,327
Income tax expense (benefit)	30,429	17,918	(4,092)	44,255
Net income	$57,525	$33,275	$5,272	$96,072
Return on average allocated capital (ROCET1)**	12.1%	10.4%	2.4%	10.4%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD June 2016
Average earning assets	$9,924,378	$9,222,677	$6,473,156	$25,620,211
Average loans	9,913,591	9,221,370	147,447	19,282,408
Average deposits	5,744,533	11,215,704	3,471,729	20,431,966
Average allocated capital (CET1)**	$1,049,431	$630,520	$224,910	$1,904,861
Average Balances for YTD June 2015
Average earning assets	$9,321,388	$8,618,054	$6,268,081	$24,207,523
Average loans	9,311,672	8,618,054	73,015	18,002,741
Average deposits	5,571,627	10,693,412	3,077,242	19,342,281
Average allocated capital (CET1)**	$955,799	$643,796	$212,466	$1,812,061

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended June 30, 2016
Net interest income	$80,069	$84,969	$11,679	$176,717
Noninterest income	10,936	65,132	6,100	82,168
Total revenue	91,005	150,101	17,779	258,885
Credit provision*	15,114	6,246	(7,360)	14,000
Noninterest expense	37,140	121,965	15,255	174,360
Income before income taxes	38,751	21,890	9,884	70,525
Income tax expense	13,137	7,662	635	21,434
Net income	$25,614	$14,228	$9,249	$49,091
Return on average allocated capital (ROCET1)**	9.7%	9.0%	13.4%	9.9%
Three Months Ended June 30, 2015
Net interest income	$76,155	$87,385	$2,948	$166,488
Noninterest income	12,305	69,530	4,647	86,482
Total revenue	88,460	156,915	7,595	252,970
Credit provision*	9,935	6,592	(11,527)	5,000
Noninterest expense	34,889	125,387	16,501	176,777
Income before income taxes	43,636	24,936	2,621	71,193
Income tax expense (benefit)	15,061	8,728	(1,996)	21,793
Net income	$28,575	$16,208	$4,617	$49,400
Return on average allocated capital (ROCET1)**	11.8%	10.2%	5.8%	10.5%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for 2Q16
Average earning assets	$10,128,726	$9,325,036	$6,514,287	$25,968,049
Average loans	10,115,959	9,323,720	202,306	19,641,985
Average deposits	5,570,919	11,331,214	3,386,820	20,288,953
Average allocated capital (CET1)**	$1,067,203	$633,829	$212,209	$1,913,241
Average Balances for 2Q15
Average earning assets	$9,422,805	$8,709,691	$6,133,871	$24,266,367
Average loans	9,411,245	8,709,691	67,369	18,188,305
Average deposits	5,720,064	10,862,330	3,043,816	19,626,210
Average allocated capital (CET1)**	$968,690	$640,256	$210,873	$1,819,819
* The consolidated credit provision is equal to the actual reported provision for credit losses.
** The Federal Reserve establishes capital adequacy requirements for the Corporation, including Tier 1 capital. Tier 1 capital is comprised of common capital and certain redeemable, non-cumulative preferred stock. Average allocated capital represents average common equity Tier 1 which is defined as average Tier 1 capital excluding qualifying perpetual preferred stock and qualifying trust preferred securities. For segment reporting purposes, the ROCET1, a non-GAAP financial measure, reflects return on average allocated common equity Tier 1 (“CET1”). The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at June 30, 2016 and 2015, changes during the three and six month periods then ended, and reclassifications out of accumulated other comprehensive income (loss) during the three and six month periods ended June 30, 2016 and 2015, respectively.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2016	$459	$(33,075)	$(32,616)
Other comprehensive income before reclassifications	82,743	—	82,743
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(6,214)	—	(6,214)
Personnel expense	—	990	990
Interest income (Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities)	(3,024)	—	(3,024)
Income tax expense	(28,048)	(378)	(28,426)
Net other comprehensive income during period	45,457	612	46,069
Balance June 30, 2016	$45,916	$(32,463)	$13,453
Balance January 1, 2015	$18,512	$(23,362)	$(4,850)
Other comprehensive income before reclassifications	12,194	—	12,194
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(1,242)	—	(1,242)
Personnel expense	—	1,090	1,090
Income tax expense	(4,182)	(416)	(4,598)
Net other comprehensive income during period	6,770	674	7,444
Balance June 30, 2015	$25,282	$(22,688)	$2,594

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2016	$34,936	$(32,769)	$2,167
Other comprehensive income before reclassifications	22,321	—	22,321
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(3,116)	—	(3,116)
Personnel expense	—	495	495
Interest income (Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities)	(1,452)	—	(1,452)
Income tax expense	(6,773)	(189)	(6,962)
Net other comprehensive income during period	10,980	306	11,286
Balance June 30, 2016	$45,916	$(32,463)	$13,453
Balance April 1, 2015	$47,825	$(23,025)	$24,800
Other comprehensive loss before reclassifications	(35,224)	—	(35,224)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(1,242)	—	(1,242)
Personnel expense	—	545	545
Income tax (expense) benefit	13,923	(208)	13,715
Net other comprehensive income (loss) during period	(22,543)	337	(22,206)
Balance June 30, 2015	$25,282	$(22,688)	$2,594

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Performance Summary

•
Average loans of $19.6 billion grew $719 million, or 4% from the first quarter, total commercial lending accounted for 75% of the quarter average loan growth. Average deposits of $20.3 billion declined $286 million, or 1% from the first quarter. For the remainder of 2016, the Corporation expects high single digit annual average loan growth and to maintain the loan to deposit ratio under 100%.

•
Net interest income of $177 million was $5 million, or 3% higher than the prior quarter. Net interest margin of 2.81% was stable with the first quarter. In the absence of Federal Reserve action to raise rates, the Corporation expects net interest margin to be approximately flat.

•
Provision for credit losses of $14 million was down $6 million from the first quarter. For the remainder of 2016, the Corporation expects the provision for loan losses will change based on loan growth and changes in risk grade or other indications of credit quality.

•	Noninterest income of $82 million decreased $1 million from the prior quarter. The Corporation expects noninterest income to be approximately flat to the prior year.

•	Noninterest expense of $174 million was flat from the prior quarter. The Corporation expects noninterest expense to be approximately flat to the prior year.
TABLE 1: Summary Results of Operations: Trends
(In thousands, except per share data)

	YTD Jun 2016	YTD Jun 2015	2nd Qtr 2016	1st Qtr 2016	4th Qtr 2015	3rd Qtr 2015	2nd Qtr 2015
Net income	$91,625	$96,072	$49,091	$42,534	$42,791	$49,438	$49,400
Net income available to common equity	$87,258	$93,299	$46,922	$40,336	$40,593	$47,254	$47,855
Earnings per common share - basic	$0.58	$0.62	$0.31	$0.27	$0.27	$0.31	$0.32
Earnings per common share - diluted	$0.58	$0.61	$0.31	$0.27	$0.27	$0.31	$0.31
Effective tax rate	30.45%	31.54%	30.39%	30.51%	26.82%	30.36%	30.61%

INCOME STATEMENT ANALYSIS

Net Interest Income

TABLE 2: Net Interest Income Analysis

	Six months ended June 30,
	2016			2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$7,297,847	$116,310	3.20%	$7,080,723	$112,244	3.19%
Commercial real estate lending	4,561,821	79,158	3.49%	4,125,972	72,091	3.52%
Total commercial	11,859,668	195,468	3.31%	11,206,695	184,335	3.32%
Residential mortgage	6,025,102	96,130	3.19%	5,321,942	87,919	3.31%
Retail	1,397,638	33,054	4.74%	1,474,104	33,938	4.62%
Total loans	19,282,408	324,652	3.38%	18,002,741	306,192	3.42%
Investment securities:
Taxable	5,000,754	49,786	1.99%	4,782,809	48,960	2.05%
Tax-exempt(1)	1,054,731	24,057	4.56%	946,161	23,642	5.00%
Other short-term investments	282,318	2,385	1.70%	475,812	3,463	1.46%
Investments and other	6,337,803	76,228	2.41%	6,204,782	76,065	2.45%
Total earning assets	25,620,211	$400,880	3.14%	24,207,523	$382,257	3.17%
Other assets, net	2,450,451			2,458,235
Total assets	$28,070,662			$26,665,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,406,333	$464	0.07%	$1,315,250	$497	0.08%
Interest-bearing demand	3,430,571	4,176	0.24%	3,227,593	2,087	0.13%
Money market	9,062,514	12,753	0.28%	8,878,663	7,873	0.18%
Time	1,549,351	6,051	0.79%	1,612,312	5,303	0.66%
Total interest-bearing deposits	15,448,769	23,444	0.31%	15,033,818	15,760	0.21%
Federal funds purchased and securities sold under agreements to repurchase	617,007	674	0.22%	623,984	466	0.15%
Other short-term funding	993,704	1,360	0.28%	178,173	196	0.22%
Total short-term funding	1,610,711	2,034	0.25%	802,157	662	0.17%
Long-term funding	2,817,560	16,428	1.17%	3,402,382	21,514	1.27%
Total short and long-term funding	4,428,271	18,462	0.84%	4,204,539	22,176	1.06%
Total interest-bearing liabilities	19,877,040	$41,906	0.42%	19,238,357	$37,936	0.40%
Noninterest-bearing demand deposits	4,983,197			4,308,463
Other liabilities	230,528			259,160
Stockholders’ equity	2,979,897			2,859,778
Total liabilities and stockholders’ equity	$28,070,662			$26,665,758
Interest rate spread			2.72%			2.77%
Net free funds			0.09%			0.09%
Fully tax-equivalent net interest income and net interest margin		$358,974	2.81%		$344,321	2.86%
Fully tax-equivalent adjustment		10,270			10,020
Net interest income		$348,704			$334,301

	Quarter ended
	June 30, 2016			March 31, 2016			June 30, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$7,474,633	$59,052	3.18%	$7,121,061	$57,258	3.23%	$7,167,315	$56,329	3.15%
Commercial real estate lending	4,654,111	40,169	3.47%	4,469,531	38,989	3.51%	4,148,955	35,688	3.45%
Total commercial	12,128,744	99,221	3.29%	11,590,592	96,247	3.34%	11,316,270	92,017	3.26%
Residential mortgage	6,129,924	48,382	3.16%	5,920,280	47,748	3.23%	5,411,193	44,447	3.29%
Retail	1,383,317	16,414	4.75%	1,411,958	16,640	4.72%	1,460,842	16,857	4.62%
Total loans	19,641,985	164,017	3.35%	18,922,830	160,635	3.41%	18,188,305	153,321	3.38%
Investment securities:
Taxable	4,967,437	24,270	1.95%	5,034,072	25,516	2.03%	4,761,445	23,868	2.01%
Tax-exempt(1)	1,064,252	12,077	4.54%	1,045,210	11,980	4.58%	942,032	11,575	4.92%
Other short-term investments	294,375	1,318	1.80%	270,261	1,067	1.59%	374,585	1,771	1.89%
Investments and other	6,326,064	37,665	2.38%	6,349,543	38,563	2.43%	6,078,062	37,214	2.45%
Total earning assets	25,968,049	$201,682	3.12%	25,272,373	$199,198	3.16%	24,266,367	$190,535	3.15%
Other assets, net	2,674,427			2,426,475			2,461,765
Total assets	$28,642,476			$27,698,848			$26,728,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,445,020	$228	0.06%	$1,367,646	$236	0.07%	$1,352,616	$259	0.08%
Interest-bearing demand	3,640,733	2,144	0.24%	3,220,409	2,032	0.25%	3,251,196	1,037	0.13%
Money market	8,692,782	6,309	0.29%	9,432,245	6,444	0.27%	9,101,589	4,088	0.18%
Time	1,540,424	2,997	0.78%	1,558,278	3,054	0.79%	1,630,242	2,757	0.68%
Total interest-bearing deposits	15,318,959	11,678	0.31%	15,578,578	11,766	0.30%	15,335,643	8,141	0.21%
Federal funds purchased and securities sold under agreements to repurchase	674,360	378	0.23%	559,459	296	0.21%	662,047	235	0.14%
Other short-term funding	1,209,511	845	0.28%	777,898	515	0.27%	236,459	115	0.20%
Total short-term funding	1,883,871	1,223	0.26%	1,337,357	811	0.24%	898,506	350	0.16%
Long-term funding	3,052,581	6,923	0.91%	2,582,538	9,505	1.47%	3,077,012	10,642	1.38%
Total short and long-term funding	4,936,452	8,146	0.66%	3,919,895	10,316	1.05%	3,975,518	10,992	1.11%
Total interest-bearing liabilities	20,255,411	$19,824	0.39%	19,498,473	$22,082	0.45%	19,311,161	$19,133	0.40%
Noninterest-bearing demand deposits	4,969,994			4,996,596			4,290,567
Other liabilities	228,027			233,029			251,743
Stockholders’ equity	3,189,044			2,970,750			2,874,661
Total liabilities and stockholders’ equity	$28,642,476			$27,698,848			$26,728,132
Interest rate spread			2.73%			2.71%			2.75%
Net free funds			0.08%			0.10%			0.08%
Fully tax-equivalent net interest income and net interest margin		$181,858	2.81%		$177,116	2.81%		$171,402	2.83%
Fully tax-equivalent adjustment		5,141			5,129			4,914
Net interest income		$176,717			$171,987			$166,488

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

Notable contributions to the change in net interest income were:

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $349 million for the first six months of 2016 compared to $334 million for the first six months of 2015. See sections “Interest Rate Risk” and “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of interest rate risk and market risk.

•
Fully tax-equivalent net interest income of $359 million for the first six months of 2016 was $15 million higher than the first six months of 2015. The increase in fully tax-equivalent net interest income was attributable to a favorable volume variance (as balance sheet changes in both volume and mix increased fully tax-equivalent net interest income by $25 million) and a $1 million day variance (one additional day in the first half of 2016), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased fully tax-equivalent net interest income by $11 million).

•
Average earning assets of $25.6 billion for the first six months of 2016 were $1.4 billion, or 6% higher than the first six months of 2015. Average loans increased $1.3 billion, or 7%, primarily due to a $703 million increase in residential mortgage loans and a $653 million increase in commercial loans. Average securities and short-term investments increased $133 million, primarily due to a $220 million increase in mortgage-related securities and a $109 million increase in municipal securities, partially offset by a $196 million decrease in interest-bearing deposits in other banks.

•
Average interest-bearing liabilities of $19.9 billion for the first six months of 2016 were up $639 million, or 3% versus the first six months of 2015. On average, interest-bearing deposits increased $415 million and noninterest-bearing demand deposits (a principal component of net free funds) increased $675 million. On average, short and long-term funding increased $224 million compared to the first six months of 2015, including a $809 million increase in short-term funding, partially offset by a $585 million decrease in long-term funding. The Corporation redeemed $430 million of senior notes in February 2016.

•
The net interest margin for the first six months of 2016 was 2.81%, compared to 2.86% for the first six months of 2015. The 5 basis points ("bp") decline in net interest margin was attributable to a 5 bp decrease in interest rate spread (the net of a 3 bp decrease in the yield on earning assets and a 2 bp increase in the cost of interest-bearing liabilities). The net free funds benefit remained level at 9bp.

•
For the first six months of 2016, loan yields decreased 4 bp to 3.38%, due to competitive pricing pressures in this low interest rate environment. The yield on investment securities and other short-term investments decreased 4 bp to 2.41%, and was also impacted by the low interest rate environment and higher prepayment speeds of mortgage-related securities purchased at a premium.

•
The cost of interest-bearing liabilities was 0.42% for the first six months of 2016, 2 bp higher than the first six months of 2015. The increase was due to a 10 bp increase in the average cost of interest-bearing deposits (to 0.31%) and an 8 bp increase in the cost of short-term funding (to 0.25%), both primarily due to the December 2015 Federal Reserve interest rate change; partially offset by a 10 bp decrease in the cost of long-term funding (to 1.17%), primarily due to the early redemption of $430 million of senior notes in February 2016.

•
At the end of the second quarter of 2016, the Federal funds rate was below 0.50% after a target rate increase in December 2015. If the Federal Reserve decides to increase rates later this year, the timing and magnitude of any such increases is uncertain and will likely depend on domestic and global economic conditions, among other factors.

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the six months ended June 30, 2016 was $34 million, compared to $10 million for the six months ended June 30, 2015. Net charge offs were $37 million (representing 0.39% of average loans) for the six months ended June 30, 2016, compared to $14 million (representing 0.16% of average loans) for the six months ended June 30, 2015. The ratio of the allowance for loan losses to total loans was 1.35% and 1.43% at June 30, 2016 and 2015, respectively.
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

Noninterest Income
TABLE 3: Noninterest Income

									2Q16 Change vs
($ in Thousands)	YTD 2016	YTD 2015	YTD Change	2Q16	1Q16	4Q15	3Q15	2Q15	1Q16	2Q15
Trust service fees	$22,956	$24,602	(7)%	$11,509	$11,447	$11,965	$12,273	$12,515	1%	(8)%
Service charges on deposit accounts	32,717	31,509	4%	16,444	16,273	16,577	17,385	15,703	1%	5%
Card-based and other nondeposit fees	24,708	26,013	(5)%	12,717	11,991	12,694	12,618	13,597	6%	(6)%
Insurance commissions	43,387	39,805	9%	22,005	21,382	17,997	17,561	20,077	3%	10%
Brokerage and annuity commissions	7,892	7,875	—%	4,098	3,794	3,694	3,809	4,192	8%	(2)%
Subtotal ("fee-based revenue")	131,660	129,804	1%	66,773	64,887	62,927	63,646	66,084	3%	1%
Mortgage banking income	16,287	23,031	(29)%	8,300	7,987	10,851	9,557	12,201	4%	(32)%
Mortgage servicing rights expense	8,016	5,682	41%	4,233	3,783	2,580	2,914	2,260	12%	87%
Mortgage banking, net	8,271	17,349	(52)%	4,067	4,204	8,271	6,643	9,941	(3)%	(59)%
Capital market fees, net	7,331	5,159	42%	3,793	3,538	3,423	2,170	2,692	7%	41%
Bank owned life insurance income	7,743	5,256	47%	2,973	4,770	2,092	2,448	2,381	(38)%	25%
Other	3,960	4,798	(17)%	1,789	2,171	2,580	2,118	2,288	(18)%	(22)%
Subtotal (“fee income”)	158,965	162,366	(2)%	79,395	79,570	79,293	77,025	83,386	—%	(5)%
Asset gains (losses), net	181	2,687	(93)%	(343)	524	(391)	244	1,854	(165)%	(119)%
Investment securities gains, net	6,214	1,242	400%	3,116	3,098	4,095	2,796	1,242	1%	151%
Total noninterest income	$165,360	$166,295	(1)%	$82,168	$83,192	$82,997	$80,065	$86,482	(1)%	(5)%
Mortgage loans originated for sale during period	$517,838	$619,202	(16)%	$323,989	$193,849	$316,973	$291,931	$350,906	67%	(8)%
Trust assets under management, at market value	$7,944,187	$8,068,241	(2)%	$7,944,187	$7,843,512	$7,729,131	$7,625,613	$8,068,241	1%	(2)%

Notable contributions to the change in noninterest income were:

•
Fee-based revenue was $132 million, an increase of $2 million (1%) compared to the six months ended June 30, 2015. Within fee-based revenue, increases in insurance commissions and service charges on deposit accounts were partially offset by decreases in trust service fees and card-based and other nondeposit fees.

•
Net mortgage banking income for the first half of 2016 was $8 million, down $9 million (52%) compared to the first half of 2015. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income decreased $7 million, primarily due to a $6 million unfavorable change in the fair value of mortgage derivatives.

•
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $8 million for the six months ended June 30, 2016, up $2 million (41%) compared to the six months ended June 30, 2015. The increase in mortgage servicing rights expense was primarily due to a $2 million addition to the valuation reserve for the first half of 2016 compared to a slight recovery during the first half of 2015, reflecting lower interest rates at June 30, 2016. See section “Critical Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K, Note 8, “Goodwill and Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

•
Net investment securities gains of $6 million and $1 million for the six months ended June 30, 2016 and 2015, respectively, due to the sale of FNMA and FHLMC mortgage-related securities into GNMA mortgage-related securities. See Note 6,

"Investment Securities" of the notes to consolidated financial statements for additional information on the investment securities portfolio.

•	Net asset gains for the first six months of 2016 were minimal. Net asset gains of $3 million for the first six months of 2015 were primarily due to the gain on sales of alternative equity investments.
Noninterest Expense
TABLE 4: Noninterest Expense

	YTD 2016	YTD 2015	YTD Change						2Q16 Change vs
($ in Thousands)				2Q16	1Q16	4Q15	3Q15	2Q15	1Q16	2Q15
Personnel expense	$203,527	$203,138	—%	$102,129	$101,398	$100,469	$101,134	$102,986	1%	(1)%
Occupancy	27,017	31,991	(16)%	13,215	13,802	14,718	14,187	14,308	(4)%	(8)%
Equipment	10,842	11,511	(6)%	5,396	5,446	5,695	6,003	5,739	(1)%	(6)%
Technology	28,714	31,912	(10)%	14,450	14,264	13,953	14,748	16,354	1%	(12)%
Business development and advertising	14,802	12,156	22%	6,591	8,211	7,652	5,964	6,829	(20)%	(3)%
Other intangible amortization, net	1,043	1,689	(38)%	539	504	520	885	888	7%	(39)%
Loan expense	6,663	6,677	—%	3,442	3,221	4,120	3,305	3,681	7%	(6)%
Legal and professional fees	9,881	8,882	11%	4,856	5,025	3,963	4,207	4,344	(3)%	12%
Foreclosure / OREO expense	3,207	2,426	32%	1,330	1,877	2,371	645	1,264	(29)%	5%
FDIC expense	16,500	12,500	32%	8,750	7,750	7,500	6,000	6,000	13%	46%
Other	26,135	27,887	(6)%	13,662	12,473	15,032	14,507	14,384	10%	(5)%
Total noninterest expense	$348,331	$350,769	(1)%	$174,360	$173,971	$175,993	$171,585	$176,777	—%	(1)%
Average full-time equivalent employees	4,394	4,443		4,415	4,374	4,378	4,421	4,465
Notable contributions to the change in noninterest expense were:

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $204 million for the six months ended June 30, 2016, relatively unchanged from the six months ended June 30, 2015.

•
Nonpersonnel noninterest expenses on a combined basis were $145 million, down $3 million (2%) compared to the first half of 2015. Occupancy expense was down $5 million (16%), primarily attributable to a lease termination charge incurred in the first quarter of 2015. Technology expense was down $3 million (10%) from the six months ended June 30, 2015, primarily driven by a reduction in external technology support services. FDIC expense was $4 million (32%) higher compared to the first half of 2015, reflecting growth in criticized and risk-weighted assets. All remaining noninterest expense categories on a combined basis were up $1 million (2%) .

Income Taxes

The Corporation recognized income tax expense of $40 million for the six months ended June 30, 2016 compared to income tax expense of $44 million for the six months ended 2015. The change in income tax expense was primarily due to the decrease in the level of pretax income between the years. The effective tax rate was 30.45% for the six months ended June 30, 2016, compared to an effective tax rate of 31.54% for the six months ended 2015.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section “Critical Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K for additional information on income taxes.

BALANCE SHEET ANALYSIS

•	At June 30, 2016, total assets were $29.0 billion, up $1.3 billion (5%) from December 31, 2015 and up $1.9 billion (7%) from June 30, 2015.

•	Loans of $19.8 billion at June 30, 2016 were up $1.1 billion (6%) from December 31, 2015 and were up $1.5 billion (8%) from June 30, 2015. See section "Loans" for additional information on loans.

•	Investment securities were $6.0 billion at June 30, 2016, down $98 million (2%) from year-end 2015 and up $98 million (2%) from June 30, 2015.

•
Premises and equipment, net of $331 million increased $64 million (24%) from December 31, 2015 and increased $57 million (21%) from June 30, 2015, primarily due to the purchase of the Milwaukee Center.

•
At June 30, 2016, total deposits of $20.3 billion were down $715 million (3%) from December 31, 2015 and were up $1.0 billion (5%) from June 30, 2015. See section "Deposits and Customer Funding" for additional information on deposits.

•
Short and long-term funding of $5.4 billion at June 30, 2016 increased $1.9 billion (54%) since year-end 2015, primarily due to increases of $991 million and $1.3 billion in short and long-term FHLB Advances, respectively. This was partially offset by the redemption of $430 million in senior notes in February 2016.

Loans
TABLE 5: Period End Loan Composition

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,701,986	34%	$6,511,648	34%	$6,190,683	33%	$6,128,080	33%	$6,255,092	34%
Commercial real estate — owner occupied	921,736	5	917,285	5	918,212	5	966,689	5	978,183	5
Commercial and business lending	7,623,722	39	7,428,933	39	7,108,895	38	7,094,769	38	7,233,275	39
Commercial real estate — investor	3,495,791	18	3,276,733	17	3,234,266	17	3,183,352	17	3,126,440	17
Real estate construction	1,285,573	6	1,184,398	6	1,162,145	6	1,124,280	6	1,092,308	6
Commercial real estate lending	4,781,364	24	4,461,131	23	4,396,411	23	4,307,632	23	4,218,748	23
Total commercial	12,405,086	63	11,890,064	62	11,505,306	61	11,402,401	61	11,452,023	62
Residential mortgage	6,035,720	30	5,944,457	31	5,783,267	31	5,682,178	31	5,398,434	30
Home equity revolving lines of credit	861,311	4	867,860	4	883,759	5	883,573	5	880,628	5
Home equity loans junior liens	107,460	1	115,134	1	122,043	1	130,892	1	141,344	1
Home equity	968,771	5	982,994	5	1,005,802	6	1,014,465	6	1,021,972	6
Other consumer	405,709	2	409,725	2	419,968	2	425,729	2	430,823	2
Total consumer	7,410,200	37	7,337,176	38	7,209,037	39	7,122,372	39	6,851,229	38
Total loans	$19,815,286	100%	$19,227,240	100%	$18,714,343	100%	$18,524,773	100%	$18,303,252	100%
Commercial real estate - investor and Real estate construction loan detail:
Farmland	$6,181	—%	$5,557	—%	$7,135	—%	$9,645	—%	$9,590	—%
Multi-family	1,076,549	31	974,051	30	932,360	29	921,456	29	902,680	29
Non-owner occupied	2,413,061	69	2,297,125	70	2,294,771	71	2,252,251	71	2,214,170	71
Commercial real estate — investor	$3,495,791	100%	$3,276,733	100%	$3,234,266	100%	$3,183,352	100%	$3,126,440	100%
1-4 family construction	$353,244	27%	$320,984	27%	$309,396	27%	$315,538	28%	$318,222	29%
All other construction	932,329	73	863,414	73	852,749	73	808,742	72	774,086	71
Real estate construction	$1,285,573	100%	$1,184,398	100%	$1,162,145	100%	$1,124,280	100%	$1,092,308	100%

•
Commercial and business loans were $7.6 billion and represented 39% of total loans at June 30, 2016, an increase of $515 million (7%) from December 31, 2015 and an increase of $390 million (5%) from June 30, 2015.

•
Commercial real estate lending totaled $4.8 billion at June 30, 2016 and represented 24% of total loans, an increase of $385 million (9%) from December 31, 2015 and an increase of $563 million (13%) from June 30, 2015.

•	Consumer loans were $7.4 billion and represented 37% of total loans at June 30, 2016, an increase of $201 million (3%) from December 31, 2015 and an increase of $559 million (8%) from June 30, 2015.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2015 and the first half of 2016. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
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
Commercial and business lending:
The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses and lease financing. At June 30, 2016, the largest industry group within the commercial and business lending category was the manufacturing sector which represented 7% of total loans and 18% of the total commercial and business lending portfolio. The next largest industry group within the commercial and business lending category included the finance and insurance portfolio, which represented 5% of total loans and represented 13% of the total commercial and business lending portfolio, followed by power and utilities portfolio, which represented 4% of total loans and represented 11% of the total commercial and business lending portfolio and the oil and gas portfolio, which represented 4% of total loans and represented 10% of the total commercial and business lending portfolio at June 30, 2016. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 4% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under “Oil and gas lending” below.
Oil and gas lending:
The Corporation provides reserve based loans to oil and gas exploration and production firms. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diverse by product line with approximately 60% in oil and 40% in gas at June 30, 2016. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.

The following table summarizes information about the Corporation's oil and gas loan portfolio.
TABLE 6: Oil and Gas Loan Portfolio

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	($ in Millions)
Pass	$387	$402	$522	$587	$658
Special mention	64	75	86	74	28
Potential problem	176	150	124	84	60
Nonaccrual	129	129	20	13	11
Total oil and gas related loans	$756	$756	$752	$758	$757
Oil and gas related allowance	$42	$49	$42	$29	$26
Oil and gas related allowance ratio	5.6%	6.5%	5.6%	3.8%	3.4%
The Corporation proactively risk grades and reserves accordingly against the oil and gas loan portfolio. Lower market pricing and increased market volatility has led to downward migration within the portfolio. At June 30, 2016, nonaccrual oil and gas related loans totaled approximately $129 million, representing 17% of the oil and gas loan portfolio, an increase of $109 million from December 31, 2015. Potential problem oil and gas related loans totaled approximately $176 million at June 30, 2016, compared to $124 million at December 31, 2015. The increase in nonaccrual and potential problem oil and gas related loans was primarily due to downgrades associated with the issuance of revised regulatory guidance, as well as the negative outlook for a near term oil and gas price recovery. The allowance for loan losses on oil and gas related loans was $42 million at both June 30, 2016 and December 31, 2015.
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

TABLE 7: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity (1)
June 30, 2016	Within 1 Year (2)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,649,659	$779,935	$272,392	$6,701,986	54%
Commercial real estate — investor	1,977,487	1,414,745	103,559	3,495,791	28%
Commercial real estate — owner occupied	332,292	452,495	136,949	921,736	8%
Real estate construction	985,148	285,345	15,080	1,285,573	10%
Total	$8,944,586	$2,932,520	$527,980	$12,405,086	100%
Fixed rate	$3,938,283	$964,670	$266,918	$5,169,871	42%
Floating or adjustable rate	5,006,303	1,967,850	261,062	7,235,215	58%
Total	$8,944,586	$2,932,520	$527,980	$12,405,086	100%
Percent by maturity distribution	72%	24%	4%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $7.2 billion (58%) at June 30, 2016. Including the $3.9 billion of fixed rate loans due within one year, 90% of the commercial loan portfolio noted above matures, re-prices, or resets within one year. Of the fixed rate loans due within one year, 95% have an original maturity within one year.
Residential mortgage:
Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. At June 30, 2016, the residential mortgage portfolio was comprised of $1.6 billion of fixed-rate residential real estate mortgages and $4.4 billion of variable-rate residential real estate mortgages, compared to $1.6 billion of fixed-rate mortgages and $4.2 billion variable-rate mortgages at December 31, 2015. The residential mortgage portfolio is focused primarily in our three-state branch footprint, with approximately 90% of the outstanding loan balances in our branch footprint at June 30, 2016. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, agency conforming, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation may retain certain fixed-rate residential real estate mortgages in its loan portfolio, including some jumbo mortgages and CRA-related mortgages.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity:
Home equity consists of both home equity lines of credit and closed-end home equity loans, approximately 21% are first lien positions. Home equity loans and lines in a junior position at June 30, 2016 included approximately 42% for which the Corporation also owned or serviced the related first lien loan and approximately 58% where the Corporation did not service the related first lien loan.
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

Based upon outstanding balances at June 30, 2016, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
TABLE 8: Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% to Total
Less than 5 years	$41,210	5%
5 — 10 years	215,054	25%
Over 10 years	605,047	70%
Total home equity revolving lines of credit	$861,311	100%

Other consumer:
Other consumer consists of student loans, as well as short-term and other personal installment loans and credit cards. The Corporation had $229 million and $249 million of student loans at June 30, 2016, and December 31, 2015, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2016, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned
Management is committed to a proactive nonaccrual and potential problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 9 provides detailed information regarding nonperforming assets, which include nonaccrual loans and other real estate owned.
TABLE 9: Nonperforming Assets

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	($ in Thousands)
Nonperforming assets:
Commercial and industrial	$193,439	$197,115	$93,575	$60,184	$66,394
Commercial real estate — owner occupied	9,635	9,443	8,049	13,368	18,821
Commercial and business lending	203,074	206,558	101,624	73,552	85,215
Commercial real estate — investor	11,528	12,330	8,643	6,921	6,090
Real estate construction	957	840	940	997	2,906
Commercial real estate lending	12,485	13,170	9,583	7,918	8,996
Total commercial	215,559	219,728	111,207	81,470	94,211
Residential mortgage	52,300	52,212	51,482	51,957	51,920
Home equity revolving lines of credit	8,797	8,822	9,917	8,060	8,420
Home equity loans junior liens	5,566	5,250	5,327	5,581	5,356
Home equity	14,363	14,072	15,244	13,641	13,776
Other consumer	380	383	325	386	454
Total consumer	67,043	66,667	67,051	65,984	66,150
Total nonaccrual loans	282,602	286,395	178,258	147,454	160,361
Commercial real estate owned	7,473	9,695	7,942	9,242	9,906
Residential real estate owned	4,391	4,689	4,768	3,788	2,996
Bank properties real estate owned	1,805	1,672	1,859	710	655
Other real estate owned (“OREO”)	13,669	16,056	14,569	13,740	13,557
Total nonperforming assets (“NPAs”)	$296,271	$302,451	$192,827	$161,194	$173,918
Commercial real estate-investor & Real estate construction nonaccrual loans detail:
Multi-family	$115	$415	$2	$2	$40
Non-owner occupied	11,413	11,915	8,641	6,919	6,050
Commercial real estate — investor	$11,528	$12,330	$8,643	$6,921	$6,090
1-4 family construction	$153	$274	$314	$337	$682
All other construction	804	566	626	660	2,224
Real estate construction	$957	$840	$940	$997	$2,906
Accruing loans past due 90 days or more:
Commercial	$248	$217	$249	$178	$262
Consumer	1,246	1,412	1,399	1,306	1,400
Total accruing loans past due 90 days or more	$1,494	$1,629	$1,648	$1,484	$1,662
Restructured loans (accruing):
Commercial	$57,251	$57,980	$59,595	$55,006	$60,219
Consumer	26,175	27,617	27,768	27,803	30,001
Total restructured loans (accruing)	$83,426	$85,597	$87,363	$82,809	$90,220
Nonaccrual restructured loans (included in nonaccrual loans)	$34,841	$35,232	$37,684	$36,583	$43,699
Ratios:
Nonaccrual loans to total loans	1.43%	1.49%	0.95%	0.80%	0.88%
NPAs to total loans plus OREO	1.49%	1.57%	1.03%	0.87%	0.95%
NPAs to total assets	1.02%	1.07%	0.70%	0.59%	0.64%
Allowance for loan losses to nonaccrual loans	95%	97%	154%	178%	163%

TABLE 9: Nonperforming Assets (continued)

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	($ in Thousands)
Accruing loans 30-89 days past due:
Commercial and industrial	$2,124	$2,901	$1,011	$3,296	$6,357
Commercial real estate — owner occupied	193	520	7,142	2,018	1,090
Commercial and business lending	2,317	3,421	8,153	5,314	7,447
Commercial real estate — investor	2,715	1,072	291	1,218	19,843
Real estate construction	524	415	296	373	312
Commercial real estate lending	3,239	1,487	587	1,591	20,155
Total commercial	5,556	4,908	8,740	6,905	27,602
Residential mortgage	7,382	3,594	4,930	4,811	6,602
Home equity revolving lines of credit	6,075	3,582	5,559	6,142	5,157
Home equity loans junior liens	1,655	2,222	2,360	2,423	1,894
Home equity	7,730	5,804	7,919	8,565	7,051
Other consumer	1,895	1,682	1,870	1,723	1,655
Total consumer	17,007	11,080	14,719	15,099	15,308
Total accruing loans 30-89 days past due	$22,563	$15,988	$23,459	$22,004	$42,910
Commercial real estate-investor & Real estate construction accruing loans 30-89 days past due detail:
Farmland	$—	$—	$—	$66	$—
Multi-family	668	324	108	114	541
Non-owner occupied	2,047	748	183	1,038	19,302
Commercial real estate — investor	$2,715	$1,072	$291	$1,218	$19,843
1-4 family construction	$157	$—	$27	$28	$213
All other construction	367	415	269	345	99
Real estate construction	$524	$415	$296	$373	$312
Potential problem loans:
Commercial and industrial	$379,818	$328,464	$233,130	$192,174	$127,028
Commercial real estate — owner occupied	45,671	41,107	35,706	41,466	41,997
Commercial and business lending	425,489	369,571	268,836	233,640	169,025
Commercial real estate — investor	25,081	25,385	25,944	23,633	23,543
Real estate construction	2,117	2,422	3,919	2,354	1,327
Commercial real estate lending	27,198	27,807	29,863	25,987	24,870
Total commercial	452,687	397,378	298,699	259,627	193,895
Residential mortgage	3,953	3,488	2,796	3,966	5,341
Home equity revolving lines of credit	62	48	48	141	202
Home equity loans junior liens	32	161	174	86	230
Home equity	94	209	222	227	432
Total consumer	4,047	3,697	3,018	4,193	5,773
Total potential problem loans	$456,734	$401,075	$301,717	$263,820	$199,668
Nonaccrual Loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7, “Loans,” of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at June 30, 2016 was 1.43%, as compared to 0.88% at June 30, 2015 and 0.95% at December 31, 2015. See also sections "Credit Risk" and "Allowance for Credit Losses".
Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at June 30, 2016 were relatively unchanged from both June 30, 2015 and December 31, 2015.

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
Other Real Estate Owned: Other real estate owned was $14 million at June 30, 2016 and June 30, 2015, compared to $15 million at December 31, 2015. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
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
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy — see section “Critical Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K for additional information on the allowance for loan losses. See section, “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” for a detailed discussion on asset quality. See also Note 7, “Loans,” of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 5 provides information on loan growth and period end loan composition, Table 9 provides additional information regarding nonperforming assets, and Tables 10 and 11 provide additional information regarding activity in the allowance for loan losses.
The methodology used for the allocation of the allowance for loan losses at June 30, 2016 and December 31, 2015 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. During the second quarter of 2016, in conjunction with the annual stress testing processes and continual review of the allowance for loan losses methodology, the Corporation further segmented its commercial and industrial loan portfolio into more refined risk categories. Specifically, the Corporation isolated certain mortgage warehouse lines structured as repurchase facilities as we own the underlying mortgage loan; thus, the inherent risk is lower in these transactions. As a result, the loss factors for these mortgage warehouse lines were updated to align more closely with those of similar portfolio mortgage loans, resulting in a $6 million reduction to the allowance for credit losses. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
TABLE 10: Allowance for Credit Losses

	YTD June 30, 2016	YTD June 30, 2015	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$274,264	$266,302	$277,370	$274,264	$262,536	$261,538	$265,268
Provision for loan losses	31,000	9,500	11,000	20,000	19,500	9,000	5,000
Charge offs	(45,866)	(27,807)	(24,621)	(21,245)	(12,741)	(11,732)	(14,537)
Recoveries	8,382	13,543	4,031	4,351	4,969	3,730	5,807
Net charge offs	(37,484)	(14,264)	(20,590)	(16,894)	(7,772)	(8,002)	(8,730)
Balance at end of period	$267,780	$261,538	$267,780	$277,370	$274,264	$262,536	$261,538
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,400	$24,900	$24,400	$24,400	$23,900	$24,900	$24,900
Provision for unfunded commitments	3,000	—	3,000	—	500	(1,000)	—
Balance at end of period	$27,400	$24,900	$27,400	$24,400	$24,400	$23,900	$24,900
Allowance for credit losses(A)	$295,180	$286,438	$295,180	$301,770	$298,664	$286,436	$286,438
Provision for credit losses(B)	$34,000	$9,500	$14,000	$20,000	$20,000	$8,000	$5,000
Net loan (charge offs) recoveries:
Commercial and industrial	$(33,500)	$(8,571)	$(18,564)	$(14,936)	$(4,586)	$(4,709)	$(3,921)
Commercial real estate — owner occupied	(63)	(1,937)	(20)	(43)	(291)	504	(1,198)
Commercial and business lending	(33,563)	(10,508)	(18,584)	(14,979)	(4,877)	(4,205)	(5,119)
Commercial real estate — investor	679	673	(560)	1,239	(665)	(496)	(1,856)
Real estate construction	(247)	1,416	(219)	(28)	140	(38)	673
Commercial real estate lending	432	2,089	(779)	1,211	(525)	(534)	(1,183)
Total commercial	(33,131)	(8,419)	(19,363)	(13,768)	(5,402)	(4,739)	(6,302)
Residential mortgage	(1,989)	(2,283)	(757)	(1,232)	(714)	(1,562)	(1,278)
Home equity revolving lines of credit	(627)	(1,466)	275	(902)	(294)	(533)	(246)
Home equity loans junior liens	(202)	(541)	42	(244)	(623)	(358)	(118)
Home equity	(829)	(2,007)	317	(1,146)	(917)	(891)	(364)
Other consumer	(1,535)	(1,555)	(787)	(748)	(739)	(810)	(786)
Total consumer	(4,353)	(5,845)	(1,227)	(3,126)	(2,370)	(3,263)	(2,428)
Total net charge offs	$(37,484)	$(14,264)	$(20,590)	$(16,894)	$(7,772)	$(8,002)	$(8,730)
Commercial real estate-investor and Real estate construction net charge off detail:
Multi-family	$(2)	$(4)	$—	$(2)	$—	$(35)	$—
Non-owner occupied	681	677	(560)	1,241	(665)	(461)	(1,856)
Commercial real estate — investor	$679	$673	$(560)	$1,239	$(665)	$(496)	$(1,856)
1-4 family construction	$(33)	$484	$16	$(49)	$235	$31	$280
All other construction	(214)	932	(235)	21	(95)	(69)	393
Real estate construction	$(247)	$1,416	$(219)	$(28)	$140	$(38)	$673
Ratios:
Allowance for loan losses to total loans	1.35%	1.43%	1.35%	1.44%	1.47%	1.42%	1.43%
Allowance for loan losses to net charge offs (Annualized)	3.6x	9.1x	3.2x	4.1x	8.9x	8.3x	7.5x

(A)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(B)	Includes the provision for loan losses and the provision for unfunded commitments.

TABLE 11: Annualized net (charge offs) recoveries (A)

(in basis points)	YTD June 30, 2016	YTD June 30, 2015	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015

Net loan (charge offs) recoveries:
Commercial and industrial	(106)	(29)	(114)	(97)	(31)	(31)	(25)
Commercial real estate — owner occupied	(1)	(39)	(1)	(2)	(12)	21	(48)
Commercial and business lending	(92)	(30)	(100)	(85)	(28)	(24)	(29)
Commercial real estate — investor	4	4	(7)	15	(8)	(6)	(24)
Real estate construction	(4)	28	(7)	(1)	5	(1)	26
Commercial real estate lending	2	10	(7)	11	(5)	(5)	(11)
Total commercial	(56)	(15)	(64)	(48)	(19)	(17)	(22)
Residential mortgage	(7)	(9)	(5)	(8)	(5)	(11)	(9)
Home equity revolving lines of credit	(14)	(34)	13	(41)	(13)	(24)	(11)
Home equity loans junior liens	(35)	(71)	15	(83)	(195)	(104)	(32)
Home equity	(17)	(39)	13	(46)	(36)	(35)	(14)
Other consumer	(75)	(71)	(78)	(72)	(69)	(75)	(73)
Total consumer	(12)	(17)	(7)	(17)	(13)	(18)	(14)
Total net charge offs	(39)	(16)	(42)	(36)	(17)	(17)	(19)
Commercial real estate-investor and Real estate construction net charge off detail:
Multi-family	N\M	N\M	N\M	N\M	N\M	(2)	N\M
Non-owner occupied	6	6	(9)	21	(11)	(8)	(34)
Commercial real estate — investor	4	4	(7)	15	(8)	(6)	(24)
1-4 family construction	(2)	31	2	(6)	29	4	35
All other construction	(5)	27	(11)	1	(5)	(3)	22
Real estate construction	(4)	28	(7)	(1)	5	(1)	26

(A)	Annualized ratio of net charge offs to average loans by loan type.
N/M = Not Meaningful
At June 30, 2016, the allowance for credit losses was $295 million, compared to $286 million at June 30, 2015 and $299 million at December 31, 2015. At June 30, 2016, the allowance for loan losses to total loans was 1.35% and covered 95% of nonaccrual loans, compared to 1.43% and 163%, respectively, at June 30, 2015 and 1.47% and 154%, respectively, at December 31, 2015. Management believes the level of allowance for loan losses to be appropriate at June 30, 2016 and 2015 and December 31, 2015.
Key contributors to the decrease in the allowance for credit losses and the related provision for credit losses during the first half of 2016 were:

•
YTD June net charge offs of $37 million increased $23 million from the comparable period in 2015, primarily due to the charge off of three large oil and gas related credits. See Tables 10 and 11 for additional information regarding the activity in the allowance for loan losses.

•
Total loans increased $1.1 billion (6%) during the first the half of 2016, including a $515 million (7%) increase in commercial and business lending, a $385 million (9%) increase in commercial real estate lending, and a $201 million (3%) increase in total consumer. Compared to June 30, 2015, total loans increased $1.5 billion (8%), including a $563 million (13%) increase in commercial real estate lending, a $559 million (8%) increase in total consumer and a $390 million (5%) increase in commercial and business lending. See section “Loans” for additional information on the changes in the loan portfolio and see section “Credit Risk” for discussion about credit risk management for each loan type.

•
Total nonaccrual loans increased $104 million from the fourth quarter of 2015 primarily due to the risk migration of oil and gas related credits. Nonaccrual loans increased $122 million from June 30, 2015, also principally related to the risk migration within the oil and gas loan portfolio. See also Note 7, “Loans,” of the notes to consolidated financial statements and section “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional disclosures on the changes in asset quality.

•
Potential problem loans increased $155 million from December 31, 2015 and increased $257 million from June 30, 2015, primarily due to the risk migration on general commercial and oil and gas related credits. See Table 9 for additional information on the changes in potential problem loans.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was flat at $42 million for June 30, 2016 and December 31, 2015 compared to $26 million at June 30, 2015. See also Oil and gas lending with the "Credit Risk" section for additional information.

•	The allowance for unfunded commitments of $27 million increased $3 million during the first half of 2016, driven by risk rating migration and new volumes.
Deposits and Customer Funding
TABLE 12: Period End Deposit and Customer Funding Composition

($ in Thousands)	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,039,336	25%	$5,272,685	26%	$5,562,466	27%	$4,657,261	23%	$4,332,171	23%
Savings	1,451,801	7	1,426,951	7	1,334,420	6	1,346,407	6	1,359,478	7
Interest-bearing demand	3,789,138	19	3,698,941	18	3,445,000	17	3,416,429	17	3,576,311	19
Money market	8,448,543	42	8,718,841	42	9,102,977	43	9,516,503	46	8,374,186	43
Brokered CDs	46,268	—	41,440	—	42,443	—	42,689	—	39,760	—
Other time	1,517,764	7	1,526,602	7	1,520,359	7	1,579,106	8	1,587,657	8
Total deposits	$20,292,850	100%	$20,685,460	100%	$21,007,665	100%	$20,558,395	100%	$19,269,563	100%
Customer funding	464,880		508,262		383,568		524,630		433,044
Total deposits and customer funding	$20,757,730		$21,193,722		$21,391,233		$21,083,025		$19,702,607
Network transaction deposits (1)	$3,141,214		$3,399,054		$3,174,911		$3,207,867		$2,920,939
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$17,570,248		$17,753,228		$18,173,879		$17,832,469		$16,741,908
Time deposits of $100,000 or more	$486,228		$480,469		$465,950		$511,070		$470,092
Time deposits of more than $250,000	$151,133		$144,294		$127,120		$169,146		$185,273
(1) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•
Total deposits decreased $715 million (3%) from December 31, 2015, primarily due to decreases in noninterest-bearing demand deposits and money market deposits. Total deposits increased $1.0 billion (5%) from June 30, 2015, primarily due to an increase in noninterest-bearing demand deposits.

•	Non-maturity deposits, which excludes brokered CDs and other time deposits, accounted for 93% of our total deposits at June 30, 2016.

•
Included in the above amounts were $3.1 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 15% of our total deposits at June 30, 2016.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2016, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. Also, the collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of June 30, 2016, the Bank had $1.2 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2016, the Bank had $1.9 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $76 million was outstanding as of June 30, 2016.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital are also funding sources for the Parent Company.

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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at June 30, 2016 are displayed below.
TABLE 13: Credit Ratings

	Moody’s	S&P*
Bank short-term deposits	P1	-
Bank long-term	A1	BBB+
Corporation short-term	P2	-
Corporation long-term	Baa1	BBB
Outlook	Negative	Stable
* - Standard and Poor's
For the six months ended June 30, 2016, net cash provided by operating and financing activities was $105 million and $1.1 billion, respectively, while investing activities used net cash of $1.2 billion, for a net increase in cash and cash equivalents of $4 million since year-end 2015. During the first half of 2016, assets increased to $29.0 billion (up $1.3 billion or 5%) compared to year-end 2015, primarily due to a $1.1 billion increase in loans. On the funding side, deposits decreased $715 million while short-term and long-term funding increased $1.1 billion and $835 million, respectively.
For the six months ended June 30, 2015, net cash provided by operating and financing activities was $99 million and $228 million, respectively, while investing activities used net cash of $843 million, for a net decrease in cash and cash equivalents of $517 million since year-end 2014. During the first half of 2015, loans and investment securities increased $709 million and $139 million, respectively. On the funding side, deposits increased $506 million, short-term funding increased $527 million while long-term funding decreased $750 million.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first half of 2016.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand net interest income ("NII") at risk, interest rate sensitive earnings at risk ("EAR"), and market value of equity ("MVE") at risk. These measures show that our interest rate risk profile was slightly asset sensitive at June 30, 2016.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2015 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to instantaneous moves in benchmark interest rates from a baseline scenario. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet ("Dynamic Forecast"), and 2) a static forecast where the current balance sheet is held constant ("Static Forecast").
TABLE 14: Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months
	Dynamic Forecast June 30, 2016	Static Forecast June 30, 2016	Dynamic Forecast December 31, 2015	Static Forecast December 31, 2015
Instantaneous Rate Change
100 bp increase in interest rates	1.4%	0.8%	1.6%	2.1%
200 bp increase in interest rates	2.5%	1.4%	3.0%	4.4%
At June 30, 2016, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates.

TABLE 15: Market Value of Equity Sensitivity

	June 30, 2016	December 31, 2015
Instantaneous Rate Change
100 bp increase in interest rates	(2.8)%	(1.7)%
200 bp increase in interest rates	(6.2)%	(3.7)%

While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, the Corporation believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates.
The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
TABLE 16: Contractual Obligations and Other Commitments

June 30, 2016	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$848,242	$450,540	$256,693	$8,557	$1,564,032
Short-term funding	1,911,557	—	—	—	1,911,557
Long-term funding	500,016	2,115,000	648,919	247,540	3,511,475
Operating leases	10,417	18,635	15,931	17,968	62,951
Commitments to extend credit	3,872,344	2,476,502	1,388,635	192,937	7,930,418
Total	$7,142,576	$5,060,677	$2,310,178	$467,002	$14,980,433
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2016, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings,” of the notes to consolidated financial statements. See also Note 9, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 16 summarizes significant contractual obligations and other commitments at June 30, 2016, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Capital
TABLE 17: Capital Ratios

	Quarter Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(In Thousands, except per share data)
Risk-based Capital (2)
Common equity Tier 1	$1,940,704	$1,902,593	$1,897,944	$1,865,289	$1,825,478
Tier 1 capital	2,059,661	2,021,125	2,016,861	1,983,612	1,941,694
Total capital	2,573,941	2,526,653	2,515,861	2,481,661	2,436,594
Total risk-weighted assets	21,168,161	20,453,744	19,929,963	19,866,379	19,610,281
Common equity Tier 1 capital ratio	9.17%	9.30%	9.52%	9.39%	9.31%
Tier 1 capital ratio	9.73%	9.88%	10.12%	9.98%	9.90%
Total capital ratio	12.16%	12.35%	12.62%	12.49%	12.43%
Tier 1 leverage ratio	7.43%	7.55%	7.60%	7.53%	7.53%
Selected Equity and Performance Ratios (1) (2)
Total stockholders’ equity / assets	10.43%	10.58%	10.60%	10.76%	10.69%
Return on average assets	0.69%	0.62%	0.62%	0.72%	0.74%

(1)
The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets,net, which is a non-GAAP financial measure. This financial measure has been included as it's considered to be a critical metric with which to analyze and evaluate financial condition and capital strength. See Note 8 for additional information on goodwill, core deposit intangibles, and other intangibles.

(2)
The Federal Reserve establishes regulatory capital adequacy requirements, including well-capitalized standards for the Corporation. The regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies.

TABLE 18: Non-GAAP Measures

	YTD		Quarter Ended
	June 2016	June 2015	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
			(In Thousands, except per share data)
Selected Equity and Performance Ratios (1) (2)
Tangible common equity / tangible assets	6.85%	6.86%	6.85%	6.89%	6.85%	6.97%	6.86%
Return on average equity	6.18%	6.77%	6.19%	5.76%	5.77%	6.72%	6.89%
Return on average tangible common equity	9.38%	10.39%	10.04%	8.72%	8.78%	10.35%	10.62%
Return on average Common equity Tier 1	9.21%	10.38%	9.86%	8.55%	8.60%	10.20%	10.55%
Tangible Common Equity (1)
Common equity			$2,909,946	$2,862,151	$2,815,867	$2,832,418	$2,782,376
Goodwill and other intangible assets, net			(988,378)	(988,917)	(985,302)	(985,822)	(986,707)
Tangible common equity			$1,921,568	$1,873,234	$1,830,565	$1,846,596	$1,795,669
Tangible Assets Reconciliation (1)
Total assets			$29,038,699	$28,178,867	$27,711,835	$27,463,766	$27,181,377
Goodwill and other intangible assets, net			(988,378)	(988,917)	(985,302)	(985,822)	(986,707)
Tangible assets			$28,050,321	$27,189,950	$26,726,533	$26,477,944	$26,194,670
Average Tangible Common Equity and Common Equity Tier 1 Reconciliation (1) (2)
Common equity	$2,859,077	$2,789,698	$2,868,772	$2,849,382	$2,819,267	$2,797,630	$2,794,341
Goodwill and other intangible assets, net	(988,913)	(978,867)	(988,699)	(989,127)	(985,605)	(986,360)	(987,071)
Tangible common equity	1,870,164	1,810,831	1,880,073	1,860,255	1,833,662	1,811,270	1,807,270
Less: Accumulated other comprehensive income / loss	2,343	(17,081)	1,365	3,320	4,266	(6,601)	(16,305)
Less: Deferred tax assets/deferred tax liabilities, net	32,354	18,311	31,803	32,906	34,199	32,767	28,854
Average common equity Tier 1	$1,904,861	$1,812,061	$1,913,241	$1,896,481	$1,872,127	$1,837,436	$1,819,819

Efficiency Ratio Reconciliation (3)
Federal Reserve efficiency ratio	69.18%	70.24%	69.34%	69.01%	70.49%	68.85%	70.23%
Fully tax-equivalent adjustment	(1.36)%	(1.37)%	(1.36)%	(1.37)%	(1.52)%	(1.38)%	(1.35)%
Other intangible amortization	(0.21)%	(0.34)%	(0.21)%	(0.20)%	(0.21)%	(0.36)%	(0.35)%
Fully tax-equivalent efficiency ratio	67.61%	68.53%	67.77%	67.44%	68.76%	67.11%	68.53%

(1)
The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net, which is a non-GAAP financial measure. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength.

(2)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies.

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

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At June 30, 2016, the capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 17.

During the first half of 2016, the Corporation repurchased over 1 million shares of common stock for $20 million or an average cost of $17.10 per share. The Corporation also repurchased approximately $1 million of depositary shares, each representing a 1/40th interest of a share of the 8.00% Non-Cumulative Perpetual Preferred Stock, Series B, during the first half of 2016. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the second quarter of 2016. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Sequential Quarter Results
The Corporation reported net income of $49 million for the second quarter of 2016, compared to net income of $43 million for the first quarter of 2016. Net income available to common equity was $47 million for the second quarter of 2016 or net income of $0.31 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2016, was $40 million, or net income of $0.27 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2016 was $182 million, $5 million higher than the first quarter of 2016. The Federal funds target rate remained constant at 0.50%. The net interest margin was level at 2.81% for both the first and second quarters of 2016. Average earning assets increased $696 million to $26.0 billion in the second quarter of 2016, with average loans up $719 million, while average investments and other short-term investments were down $23 million (primarily in municipal and mortgage-related securities). On the funding side, average short and long-term funding was up $1.0 billion (primarily FHLB advances), while average interest-bearing deposits were down $260 million (primarily due to a decrease in money market deposits which was partially offset by an increase in interest-bearing demand deposits) (see Table 2).
The provision for credit losses was $14 million for the second quarter of 2016, down $6 million from the first quarter of 2016 (see Table 10). See discussion under sections, “Provision for Credit Losses,” “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and “Allowance for Credit Losses.”
Noninterest income for the second quarter of 2016 decreased $1 million (1%) to $82 million versus the first quarter of 2016. Fee-based revenue increased $2 million (3%) from the first quarter of 2016, primarily due to increases across all categories. Bank owned life insurance decreased $2 million primarily due to proceeds from BOLI policy redemptions received during the first quarter of 2016. Net mortgage banking income was flat at $4 million for both the first and second quarters of 2016 (see Table 3).
Noninterest expense remained relatively unchanged at $174 million. Personnel expense was $102 million for the second quarter of 2016, up $1 million (1%) from the first quarter of 2016. Business development and advertising expense decreased $2 million, primarily due to the timing of marketing campaigns. FDIC expense was $9 million, up $1 million from the first quarter of 2016, reflecting growth in criticized and risk-weighted assets. All remaining noninterest expense categories on a combined basis remained relatively flat compared to first quarter of 2016 (see Table 4).
For the second quarter of 2016, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $19 million for first quarter of 2016. The effective tax rate was 30.39% and 30.51% for the second quarter of 2016 and the first quarter of 2016, respectively.
Comparable Second Quarter Results
The Corporation reported net income of $49 million for both the second quarter of 2016 and the second quarter of 2015. Net income available to common equity was $47 million for the second quarter of 2016, or net income of $0.31 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2015, was $48 million, or net income of $0.32 for basic earnings per common share and $0.31 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2016 was $182 million, $10 million higher than the second quarter of 2015. The Federal funds target rate was 0.50% in second quarter of 2016 compared to 0.25% for second quarter of 2015. The net interest margin between the comparable quarters was down 2 bp, to 2.81% in the second quarter of 2016. Average earning assets increased $1.7 billion to $26.0 billion in the second quarter of 2016, with average loans up $1.5 billion (predominantly due to increases in commercial and residential mortgage loans). On the funding side, average interest-bearing deposits were relatively flat from the second quarter of 2015, while noninterest-bearing demand deposits were up $679 million. Average short and long-term funding increased $961 million (primarily FHLB advances, which was partially offset by the early redemption of $430 million of senior notes) (see Table 2).

The provision for credit losses was $14 million for the second quarter of 2016, up $9 million from the second quarter of 2015 (see Table 10). See discussion under sections, “Provision for Credit Losses,” “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and “Allowance for Credit Losses.”
Noninterest income for the second quarter of 2016 decreased $4 million (5%) to $82 million versus the second quarter of 2015. Net mortgage banking income decreased $6 million, predominantly due to an unfavorable change in the fair value of the mortgage derivatives and an increase in the mortgage servicing rights valuation reserve. Fee-based revenue increased $1 million primarily in insurance commissions. During the second quarter of 2016, the Corporation sold approximately $240 million of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating a $3 million net gain on sale compared to a net gain of $1 million during the second quarter of 2015 (the Corporation sold approximately $1.1 billion of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities) (See Note 6, "Investment Securities" of the notes to consolidated financial statements for additional information on the investment securities portfolio.)
On a comparable quarter basis, noninterest expense decreased $2 million (1%) to $174 million for the second quarter of 2016. Technology expense was down $2 million (12%) from the second quarter of 2015, primarily driven by a reduction in external technology support services. FDIC expense was $9 million, up $3 million from the second quarter of 2015, reflecting growth in criticized and risk-weighted assets. All remaining noninterest expense categories on a combined were down $3 million (5%) compared to second quarter of 2015 (see Table 4).
The Corporation recognized income tax expense of $21 million for the second quarter of 2016, compared to income tax expense of $22 million for second quarter of 2015. The effective tax rate was 30.39% and 30.61% for the second quarter of 2016 and 2015, respectively.
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
Year to Date Segment Review
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, non-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $55 million for the first six months of 2016, down $3 million compared to $58 million for the first six months of 2015. Segment revenue increased $5 million to $182 million for the first six months of 2016 compared to $177 million for the first six months of 2015, primarily due to higher net interest income from the growth in average loan balances and the interest rate increase at the end of 2015. The credit provision increased $8 million to $28 million during the first six months of 2016 due to loan growth and a decrease in loan credit quality in the oil and gas portfolio. Average loan balances were $9.9 billion for the first six months of 2016, up $602 million from the first six months of 2015. Average deposit balances were $5.7 billion for the first six months of 2016, up $173 million from the first six months of 2015. Average allocated capital increased $94 million to $1.0 billion for the first six months of 2016 reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $28 million for the first six months of 2016, down $5 million compared to $33 million in the first six months of 2015. Segment revenue decreased $9 million to $299 million for the first six months of 2016, primarily due to a $6 million unfavorable change in the fair value of mortgage derivatives and a $3 million addition to the mortgage servicing rights valuation reserve. The credit provision for loans decreased $1 million to $12 million for the first six months of 2016 due to improving credit quality, partially offset by loan growth. Average loan balances were $9.2 billion for the first six months of 2016, up $603 million from the first six months of 2015. Average deposits were $11.2 billion for the first six months of 2016, up $522 million from the first six months of 2015. Average allocated capital decreased $13 million to $631 million for the first six months of 2016.
The Risk Management and Shared Services segment had net income of $8 million for the first six months of 2016, up $3 million compared to $5 million for the first six months of 2015. Net interest income increased $10 million primarily due to an increase in the volume of funding provided to the Corporate and Commercial Specialty segment (as loan growth exceeded deposit growth within this segment), as well as a higher interest rate charged on this funding due to the interest rate increase at the end of 2015. Noninterest income increased $7 million primarily due to net gains on the sale of investment securities of $6 million. The credit provision increased $17 million due to loan growth and a decrease in loan credit quality. Average earning asset balances were $6.5 billion for the first six months of 2016, up $205 million from an average balance of $6.3 billion for the first six months of 2015, primarily in investment securities. Average deposits were $3.5 billion for the first six months of 2016, up $394 million from the first six months of 2015. Average allocated capital increased to $225 million for the first six months of 2016.

Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $26 million for the second quarter of 2016, down $3 million from the comparable quarter in 2015. Segment revenue increased $3 million compared to second quarter of 2015, primarily due to higher net interest income from the growth in average loan balances. Average loan balances were $10.1 billion for the second quarter of 2016, up $705 million from an average balance of $9.4 billion for second quarter of 2015. The credit provision increased $5 million to $15 million for the second quarter of 2016, due to loan growth and a decrease in loan credit quality in the oil and gas portfolio. Average deposit balances were $5.6 billion for the second quarter of 2016, down $149 million from the comparable quarter of 2015. Average allocated capital increased $99 million to $1.1 billion for second quarter of 2016, reflecting the increase in the segment's loan balances.
The Community, Consumer, and Business Banking segment had net income of $14 million for the second quarter of 2016, down $2 million compared to $16 million for second quarter of 2015. Segment revenue declined $7 million to $150 million for the second quarter of 2016, primarily due to a $3 million unfavorable change in the fair value of mortgage derivatives and a $2 million addition to the mortgage servicing rights valuation reserve. Total noninterest expense for second quarter of 2016 was $122 million, down $3 million from the comparable quarter of 2015. Average loan balances were $9.3 billion for the second quarter of 2016, up $614 million from the comparable quarter of 2015. Average deposits were $11.3 billion for the second quarter of 2016, up $469 million from average deposits of $10.9 billion for the comparable quarter of 2015.
The Risk Management and Shared Services segment had net income of $9 million for the second quarter of 2016, up $5 million from the comparable quarter in 2015. Net interest income increased $9 million primarily due to an increase in the volume of funding provided to the Corporate and Commercial Specialty segment (as loan growth exceeded deposit growth within this segment), as well as a higher interest rate charged on this funding due to the interest rate increase at the end of 2015.The credit provision increased $4 million due to loan growth and a decrease in loan credit quality. Average earning asset balances were $6.5 billion for second quarter of 2016, up $380 million from the comparable quarter of 2015, and average deposits were $3.4 billion for second quarter of 2016, up $343 million versus the comparable quarter of 2015.
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
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at June 30, 2016, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $11 million (or 18%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 16%) higher. However, the Corporation's potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $3 million at June 30, 2016. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing right asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Income."
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
In June 2016, the FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Corporation intends to adopt the accounting standard, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
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
In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. In March 2016, the FASB issued amendments that intend to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. In May 2016, the FASB issued an amendment addressing clarifications to the guidance on collectability, presentation of sales taxes and other similar taxes collected, noncash consideration, and completed contracts at transition, while retaining the related principles contained in the new revenue recognition standard. In April 2016, the FASB issued an amendment clarifying guidance related to identifying performance obligations and licensing implementation guidance, while retaining the related principles contained in the new revenue recognition standard. The amendment was originally effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods); however, in July 2015, the FASB approved a one year deferral of the effective date to December 31, 2017. Early application is not permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
Recent Developments
On July 8, 2016, the Corporation sold $118 million of 10 and 15 year residential mortgages, originated between 2011 and 2016, to FNMA, for a net gain of approximately $4 million.
On July 26, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.11 per common share, payable on September 15, 2016, to shareholders of record at the close of business on September 1, 2016. The Board of Directors also declared a regular quarterly cash dividend of $0.50 per depositary share on Associated Banc-Corp’s 8.00% Series B Non-Cumulative Perpetual Preferred Stock and a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Non-Cumulative Perpetual Preferred Stock payable on September 15, 2016, to shareholders of record at the close of business on September 1, 2016. These cash dividends have not been reflected in the accompanying consolidated financial statements.
On July 26, 2016, the Corporation announced it is calling for redemption all of its outstanding depositary shares representing a 1/40th interest in a share of the Corporation’s 8.00% Series B Non-Cumulative Perpetual Preferred Stock (the “Depositary Shares”) on September 15, 2016 (the “Redemption Date”). The Depositary Shares will be redeemed at a redemption price of $25 per Depositary Share, plus an amount equal to any declared and unpaid dividends to the Redemption Date.

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
As of June 30, 2016 the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2016. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth in Part I, Item I under Note 12, "Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings."

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock and depositary share purchases during the second quarter of 2016. For additional discussion on the Corporation's common stock and depositary share purchases, see section “Capital” included under Part I Item 2 of this document.

Common Stock Purchases:
	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2016 - April 30, 2016	—	$—	—	—
May 1, 2016 - May 31, 2016	—	—	—	—
June 1, 2016 - June 30, 2016	—	—	—	—
Total	—	$—	—	—

(a)
During the second quarter of 2016, the Corporation repurchased approximately 70,000 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $88 million remained available to repurchase as of June 30, 2016. Using the closing stock price on June 30, 2016 of $17.15, a total of approximately 5.1 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of June 30, 2016.

Series B Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
April 1, 2016 - April 30, 2016	3,000	$26.12	3,000	—
May 1, 2016 - May 31, 2016	3,000	25.92	3,000	—
June 1, 2016 - June 30, 2016	—	—	—	—
Total	6,000	$26.02	6,000	131,018

(a)
In 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). During 2013, the Board of Directors authorized the repurchase of up to $10 million of the Series B Preferred Stock. As of June 30, 2016, approximately $3.3 million remained available under this repurchase authorization. Using the closing price on June 30, 2016 of $25.48, a total of approximately 131,000 shares remained available to be repurchased under the previously approved Board authorization as of June 30, 2016.

Series C Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
April 1, 2016 - April 30, 2016	—	$—	—	—
May 1, 2016 - May 31, 2016	—	—	—	—
June 1, 2016 - June 30, 2016	—	—	—	—
Total	—	$—	—	—

(a)
In June 2015, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Series C Preferred Stock. As of June 30, 2016, $10 million remained available under this repurchase authorization as the Corporation has not yet repurchased any of the Series C Preferred Stock under this authorization. Using the closing price on June 30, 2016 of $26.77, a total of approximately 373,000 shares remained available to be repurchased under the previously approved Board authorization as of June 30, 2016.

ITEM 6.	Exhibits
(a)    Exhibits:
Exhibit (3), Articles of Correction, filed with the Wisconsin Department of Financial Institutions on June 14, 2016.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: July 28, 2016	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: July 28, 2016	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer