Form 10-Q
period 2016-09-30
ASSOCIATED BANC-CORP
filed 2016-10-27
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 25, 2016, was 150,469,386.

ASSOCIATED BANC-CORP

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$356,047	$374,921
Interest-bearing deposits in other financial institutions	240,010	79,764
Federal funds sold and securities purchased under agreements to resell	14,250	19,000
Investment securities held to maturity, at amortized cost	1,253,494	1,168,230
Investment securities available for sale, at fair value	4,846,088	4,967,414
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	140,215	147,240
Loans held for sale	230,795	124,915
Loans	19,844,005	18,714,343
Allowance for loan losses	(269,540)	(274,264)
Loans, net	19,574,465	18,440,079
Premises and equipment, net	329,726	267,606
Goodwill	971,951	968,844
Mortgage servicing rights, net	58,414	61,341
Other intangible assets, net	15,902	16,458
Trading assets	60,780	32,192
Other assets	1,060,627	1,043,831
Total assets	$29,152,764	$27,711,835
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$5,337,677	$5,562,466
Interest-bearing deposits	16,410,035	15,445,199
Total deposits	21,747,712	21,007,665
Federal funds purchased and securities sold under agreements to repurchase	698,772	431,438
Other short-term funding	541,321	402,978
Long-term funding	2,761,635	2,676,164
Trading liabilities	62,301	33,430
Accrued expenses and other liabilities	243,908	222,914
Total liabilities	26,055,649	24,774,589
Stockholders’ equity
Preferred equity	159,929	121,379
Common equity:
Common stock	1,630	1,642
Surplus	1,459,161	1,458,522
Retained earnings	1,662,778	1,593,239
Accumulated other comprehensive loss	(1,254)	(32,616)
Treasury stock, at cost	(185,129)	(204,920)
Total common equity	2,937,186	2,815,867
Total stockholders’ equity	3,097,115	2,937,246
Total liabilities and stockholders’ equity	$29,152,764	$27,711,835
Preferred shares issued	165,000	125,114
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	163,030,209	164,200,068
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	11,787,605	12,960,636
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$167,350	$155,663	$490,065	$460,025
Interest and dividends on investment securities:
Taxable	22,948	24,937	72,734	73,897
Tax-exempt	8,141	7,917	23,865	23,369
Other interest	1,064	1,489	3,449	4,952
Total interest income	199,503	190,006	590,113	562,243
INTEREST EXPENSE
Interest on deposits	13,118	8,521	36,562	24,281
Interest on Federal funds purchased and securities sold under agreements to repurchase	326	248	1,000	714
Interest on other short-term funding	296	83	1,656	279
Interest on long-term funding	7,229	10,645	23,657	32,159
Total interest expense	20,969	19,497	62,875	57,433
NET INTEREST INCOME	178,534	170,509	527,238	504,810
Provision for credit losses	21,000	8,000	55,000	17,500
Net interest income after provision for credit losses	157,534	162,509	472,238	487,310
NONINTEREST INCOME
Trust service fees	11,700	12,273	34,656	36,875
Service charges on deposit accounts	17,445	17,385	50,162	48,894
Card-based and other nondeposit fees	12,777	12,618	37,485	38,631
Insurance commissions	19,431	17,561	62,818	57,366
Brokerage and annuity commissions	4,155	3,809	12,047	11,684
Mortgage banking, net	18,291	6,643	26,562	23,992
Capital market fees, net	7,012	2,170	14,343	7,329
Bank owned life insurance income	3,290	2,448	11,033	7,704
Asset gains (losses), net	(1,034)	244	(853)	2,931
Investment securities gains (losses), net	(13)	2,796	6,201	4,038
Other	2,180	2,118	6,140	6,916
Total noninterest income	95,234	80,065	260,594	246,360
NONINTEREST EXPENSE
Personnel expense	103,819	101,134	307,346	304,272
Occupancy	15,362	14,187	42,379	46,178
Equipment	5,319	6,003	16,161	17,514
Technology	14,173	14,748	42,887	46,660
Business development and advertising	5,251	5,964	20,053	18,120
Other intangible amortization	525	885	1,568	2,574
Loan expense	3,535	3,305	10,198	9,982
Legal and professional fees	4,804	4,207	14,685	13,089
Foreclosure / OREO expense, net	960	645	4,167	3,071
FDIC expense	9,000	6,000	25,500	18,500
Other	12,566	14,507	38,701	42,394
Total noninterest expense	175,314	171,585	523,645	522,354
Income before income taxes	77,454	70,989	209,187	211,316
Income tax expense	23,638	21,551	63,746	65,806
Net income	53,816	49,438	145,441	145,510
Preferred stock dividends	2,188	2,184	6,555	4,957
Net income available to common equity	$51,628	$47,254	$138,886	$140,553
Earnings per common share:
Basic	$0.34	$0.31	$0.92	$0.93
Diluted	$0.34	$0.31	$0.92	$0.92
Average common shares outstanding:
Basic	148,708	148,614	148,607	149,524
Diluted	149,973	149,799	149,645	150,704

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Thousands)
Net income	$53,816	$49,438	$145,441	$145,510
Other comprehensive income (loss), net of tax:
Investment securities available for sale:
Net unrealized gains (losses)	(22,894)	22,907	59,849	35,101
Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities	(1,441)	—	(4,465)	—
Reclassification adjustment for net (gains) losses realized in net income	13	(2,796)	(6,201)	(4,038)
Income tax (expense) benefit	9,280	(7,725)	(18,768)	(11,907)
Other comprehensive income (loss) on investment securities available for sale	(15,042)	12,386	30,415	19,156
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	(80)	12	(55)	37
Amortization of actuarial loss	621	627	1,586	1,692
Income tax expense	(206)	(243)	(584)	(659)
Other comprehensive income on pension and postretirement obligations	335	396	947	1,070
Total other comprehensive income (loss)	(14,707)	12,782	31,362	20,226
Comprehensive income	$39,109	$62,220	$176,803	$165,736

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	($ in Thousands, except per share data)
Balance, December 31, 2014	$59,727	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income:
Net income	—	—	—	145,510	—	—	145,510
Other comprehensive income	—	—	—	—	20,226	—	20,226
Comprehensive income							165,736
Common stock issued:
Stock-based compensation plans, net	—	—	2,880	(21,786)	—	34,279	15,373
Acquisition of Ahmann & Martin Co.	—	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	(49)	(92,951)	—	—	—	(93,000)
Purchase of treasury stock	—	—	—	—	—	(5,070)	(5,070)
Cash dividends:
Common stock, $0.30 per share	—	—	—	(45,599)	—	—	(45,599)
Preferred stock	—	—	—	(4,957)	—	—	(4,957)
Issuance of preferred stock	62,966	—	—	—	—	—	62,966
Purchase of preferred stock	(1,209)	—	—	(126)	—	—	(1,335)
Other	(105)	—	—	(661)	—	—	(766)
Stock-based compensation expense, net	—	—	14,575	—	—	—	14,575
Tax benefit of stock-based compensation	—	—	2,093	—	—	—	2,093
Balance, September 30, 2015	$121,379	$1,642	$1,455,034	$1,570,199	$15,376	$(209,833)	$2,953,797
Balance, December 31, 2015	$121,379	$1,642	$1,458,522	$1,593,239	$(32,616)	$(204,920)	$2,937,246
Comprehensive income:
Net income	—	—	—	145,441	—	—	145,441
Other comprehensive income	—	—	—	—	31,362	—	31,362
Comprehensive income							176,803
Common stock issued:
Stock-based compensation plans, net	—	—	1,785	(18,070)	—	24,034	7,749
Purchase of common stock returned to authorized but unissued	—	(12)	(19,995)	—	—	—	(20,007)
Purchase of treasury stock	—	—	—	—	—	(4,243)	(4,243)
Cash dividends:
Common stock, $0.33 per share	—	—	—	(49,642)	—	—	(49,642)
Preferred stock	—	—	—	(6,555)	—	—	(6,555)
Issuance of preferred stock	97,066	—	—	—	—	—	97,066
Redemption of preferred stock	(57,338)	—	—	(1,565)	—	—	(58,903)
Purchase of preferred stock	(1,178)	—	—	(70)	—	—	(1,248)
Stock-based compensation expense, net	—	—	18,047	—	—	—	18,047
Tax benefit of stock-based compensation	—	—	802	—	—	—	802
Balance, September 30, 2016	$159,929	$1,630	$1,459,161	$1,662,778	$(1,254)	$(185,129)	$3,097,115
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,441	$145,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55,000	17,500
Depreciation and amortization	34,121	35,788
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	2,486	(306)
Amortization of mortgage servicing rights	9,142	8,902
Amortization of other intangible assets	1,568	2,574
Amortization and accretion on earning assets, funding, and other, net	34,077	29,039
Tax benefit of stock based compensation	802	2,093
Gain on sales of investment securities, net	(6,201)	(4,038)
(Gain) loss on sales of assets and impairment write-downs, net	853	(2,931)
Gain on mortgage banking activities, net	(21,741)	(15,504)
Mortgage loans originated and acquired for sale	(983,930)	(911,133)
Proceeds from sales of mortgage loans held for sale	1,147,278	941,575
Increase in interest receivable	(5,809)	(3,404)
Decrease in interest payable	(5,994)	(2,642)
Net change in other assets and other liabilities	576	(19,018)
Net cash provided by operating activities	407,669	224,005
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(1,461,884)	(935,208)
Purchases of:
Available for sale securities	(849,466)	(2,075,062)
Held to maturity securities	(151,556)	(207,139)
Federal Home Loan Bank and Federal Reserve Bank stocks	(72,975)	(14,279)
Premises, equipment, and software, net of disposals	(90,691)	(36,778)
Other assets	(4,628)	(9,903)
Proceeds from:
Sales of available for sale securities	359,591	1,066,957
Sales of Federal Home Loan Bank stock	80,000	42,514
Prepayments, calls, and maturities of available for sale investment securities	651,403	869,635
Prepayments, calls, and maturities of held to maturity investment securities	55,579	7,190
Sales, prepayments, calls, and maturities of other assets	19,351	17,793
Net cash (paid) received in acquisition	(685)	1,132
Net cash used in investing activities	(1,465,961)	(1,273,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	740,047	1,794,891
Net increase (decrease) in short-term funding	405,677	(45,953)
Repayment of long-term funding	(1,180,027)	(1,500,026)
Proceeds from issuance of long-term funding	1,265,000	250,000
Proceeds from issuance of common stock for stock-based compensation plans	7,749	15,373
Proceeds from issuance of preferred stock	97,066	62,966
Redemption of preferred stock	(58,903)	—
Purchase of preferred stock	(1,248)	(1,335)
Purchase of common stock returned to authorized but unissued	(20,007)	(93,000)
Purchase of treasury stock	(4,243)	(5,070)
Cash dividends on common stock	(49,642)	(45,599)
Cash dividends on preferred stock	(6,555)	(4,957)
Net cash provided by financing activities	1,194,914	427,290
Net increase (decrease) in cash and cash equivalents	136,622	(621,853)
Cash and cash equivalents at beginning of period	473,685	1,032,067
Cash and cash equivalents at end of period	$610,307	$410,214
Supplemental disclosures of cash flow information:
Cash paid for interest	$68,371	$59,751
Cash paid for income and franchise taxes	53,126	58,975
Loans and bank premises transferred to other real estate owned	8,834	5,782
Capitalized mortgage servicing rights	8,701	9,853
Loans transferred into held for sale from portfolio, net	256,188	—
Unsettled trades to sell securities	—	139,286
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	522	4,590
Fair value ascribed to goodwill and intangible assets	4,119	51,791
Fair value of liabilities assumed	1,423	12,851
Common stock issued in acquisition	—	43,530
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
Note 2 Acquisitions
On February 17, 2015, the Corporation acquired Ahmann & Martin Co., a risk and employee benefits consulting firm based in Minnesota. The firm was merged into Associated Financial Group, LLC ("AFG"), the Corporation's insurance brokerage subsidiary. The Corporation's acquisition of Ahmann & Martin Co. enhanced the Corporation's ability to offer clients unique, comprehensive solutions to meet their insurance and financial risk management needs. The transaction was valued at approximately $48 million with the opportunity to increase the consideration by $8 million should certain contingencies be met over a defined period.
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
During the first quarter of 2016, the Corporation completed two small insurance acquisitions to complement its existing insurance and benefits related products and services provided by AFG. The Corporation recorded goodwill of $3 million and other intangibles of $1 million related to these insurance acquisitions.
During the second quarter of 2016, Associated Banc-Corp announced that it has begun rebranding AFG. The rebranding follows the February 2015 acquisition of Ahmann & Martin Co. and two small insurance acquisitions during the first quarter of 2016. On September 12, 2016, Associated Banc-Corp announced the completion of state licensure filings, enabling AFG to officially rebrand its employee benefits, insurance and human resource consulting services business unit from AFG to Associated Benefits and Risk Consulting ("ABRC").
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
In February 2015, the FASB issued an amendment to modify existing consolidation guidance for reporting companies that are required to evaluate whether they should consolidate legal entities. The new standard will place more emphasis on risk of loss when determining a controlling financial interest. Frequency in the application of related-party guidance for determining a controlling financial interest will be reduced. Also, consolidation conclusions for public and private companies among several industries that make use of limited partnerships or VIEs changed. This amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Corporation adopted the accounting standard during the first quarter of 2016, as required, and with no material impact on its results of operations, financial position, or liquidity.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$53,816	$49,438	$145,441	$145,510
Preferred stock dividends	(2,188)	(2,184)	(6,555)	(4,957)
Net income available to common equity	$51,628	$47,254	$138,886	$140,553
Common shareholder dividends	$(16,431)	$(14,927)	$(49,077)	$(45,149)
Unvested share-based payment awards	(177)	(164)	(565)	(450)
Undistributed earnings	$35,020	$32,163	$89,244	$94,954
Undistributed earnings allocated to common shareholders	$34,645	$31,813	$88,294	$93,961
Undistributed earnings allocated to unvested share-based payment awards	375	350	950	993
Undistributed earnings	$35,020	$32,163	$89,244	$94,954
Basic
Distributed earnings to common shareholders	$16,431	$14,927	$49,077	$45,149
Undistributed earnings allocated to common shareholders	34,645	31,813	88,294	93,961
Total common shareholders earnings, basic	$51,076	$46,740	$137,371	$139,110
Diluted
Distributed earnings to common shareholders	$16,431	$14,927	$49,077	$45,149
Undistributed earnings allocated to common shareholders	34,645	31,813	88,294	93,961
Total common shareholders earnings, diluted	$51,076	$46,740	$137,371	$139,110
Weighted average common shares outstanding	148,708	148,614	148,607	149,524
Effect of dilutive common stock awards	1,265	1,185	1,038	1,180
Diluted weighted average common shares outstanding	149,973	149,799	149,645	150,704
Basic earnings per common share	$0.34	$0.31	$0.92	$0.93
Diluted earnings per common share	$0.34	$0.31	$0.92	$0.92
Options to purchase approximately 1 million shares were outstanding for both the three and nine months ended September 30, 2016 and September 30, 2015, respectively, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Warrants to purchase approximately 4 million shares were outstanding for both the three and nine months ended September 30, 2016 and 2015, respectively, but excluded from the calculation of diluted earnings per common shares as the effect would have been anti-dilutive.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in the first nine months of 2016 and full year 2015.

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
A summary of the Corporation’s stock option activity for the year ended December 31, 2015, and the nine months ended September 30, 2016 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2014	7,847,338	$18.34
Granted	1,348,504	17.95
Exercised	(1,351,646)	13.90
Forfeited or expired	(1,215,053)	29.13
Outstanding at December 31, 2015	6,629,143	$17.22	6.24	$18,730
Options Exercisable at December 31, 2015	4,190,245	$17.25	4.93	$14,873
Granted	1,302,298	$17.45
Exercised	(466,779)	14.15
Forfeited or expired	(181,552)	21.61
Outstanding at September 30, 2016	7,283,110	$17.35	6.18	$23,503
Options Exercisable at September 30, 2016	4,558,016	$17.31	4.76	$17,635
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2016, the intrinsic value of stock options exercised was approximately $2 million. For the year ended December 31, 2015 the intrinsic value of the stock options exercised was $7 million. The total fair value of stock options that vested were $3 million and $6 million, respectively, for the nine months ended September 30, 2016 and for the year ended December 31, 2015. The Corporation recognized compensation expense for the vesting of stock options of $3 million and $4 million for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively. Included in compensation expense for the nine months ended September 30, 2016 was approximately $923,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2016, the Corporation had $6 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2019.

The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2015, and for the nine months ended September 30, 2016.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	1,982,126	$15.79
Granted	1,173,847	18.09
Vested	(709,582)	15.62
Forfeited	(196,363)	16.87
Outstanding at December 31, 2015	2,250,028	$17.03
Granted	1,073,057	$17.48
Vested	(831,433)	16.61
Forfeited	(94,725)	17.60
Outstanding at September 30, 2016	2,396,927	$17.35
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Performance-based restricted stock awards granted during 2015 and 2016 will vest ratably over a three year period, while service-based restricted stock awards granted during 2015 and 2016 will vest ratably over a four year period. Expense for restricted stock awards of approximately $15 million was recorded for both the nine months ended September 30, 2016 and for the year ended December 31, 2015. Included in compensation expense for the nine months ended 2016 was approximately $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $24 million of unrecognized compensation costs related to restricted stock awards at September 30, 2016, that is expected to be recognized over the remaining requisite service periods that extend predominantly through fourth quarter 2019.
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

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,000	$1	$—	$1,001
Residential mortgage-related securities:
FNMA / FHLMC	882,951	29,941	(32)	912,860
GNMA	1,798,096	14,183	(750)	1,811,529
Private-label	1,215	—	(15)	1,200
GNMA commercial mortgage-related securities	2,121,913	4,218	(11,462)	2,114,669
Other securities (debt and equity)	4,718	111	—	4,829
Total investment securities available for sale	$4,809,893	$48,454	$(12,259)	$4,846,088
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$1,129,056	$31,897	$(233)	$1,160,720
Residential mortgage-related securities:
FNMA / FHLMC	38,297	1,009	(16)	39,290
GNMA	86,141	1,703	(24)	87,820
Total investment securities held to maturity	$1,253,494	$34,609	$(273)	$1,287,830

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$999	$—	$(2)	$997
Residential mortgage-related securities:
FNMA / FHLMC	1,388,995	33,791	(8,160)	1,414,626
GNMA	1,605,956	507	(16,460)	1,590,003
Private-label	1,722	1	(14)	1,709
GNMA commercial mortgage-related securities	1,982,477	1,334	(28,501)	1,955,310
Other securities (debt and equity)	4,718	51	—	4,769
Total investment securities available for sale	$4,984,867	$35,684	$(53,137)	$4,967,414
Investment securities held to maturity:
Municipal securities	$1,043,767	$16,803	$(339)	$1,060,231
Residential mortgage-related securities:
FNMA / FHLMC	41,469	513	(645)	41,337
GNMA	82,994	189	(309)	82,874
Total investment securities held to maturity	$1,168,230	$17,505	$(1,293)	$1,184,442

The amortized cost and fair values of investment securities available for sale and held to maturity at September 30, 2016, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,500	$4,535	$38,786	$27,004
Due after one year through five years	1,200	1,200	250,221	260,817
Due after five years through ten years	—	—	234,104	243,746
Due after ten years	—	—	605,945	629,153
Total debt securities	5,700	5,735	1,129,056	1,160,720
Residential mortgage-related securities:
FNMA / FHLMC	882,951	912,860	38,297	39,290
GNMA	1,798,096	1,811,529	86,141	87,820
Private-label	1,215	1,200	—	—
GNMA commercial mortgage-related securities	2,121,913	2,114,669	—	—
Equity securities	18	95	—	—
Total investment securities	$4,809,893	$4,846,088	$1,253,494	$1,287,830
Ratio of Fair Value to Amortized Cost		100.8%		102.7%
During the first nine months of 2016, the Corporation sold approximately $360 million of FNMA and FHLMC mortgage-related securities and reinvested into GNMA mortgage-related securities, generating a $6 million net gain on sale. This sale of FNMA and FHLMC mortgage-related securities and the subsequent purchase of GNMA mortgage-related securities lowered risk weighted assets and related capital requirements.

	Nine Months Ended September 30,
	2016	2015
	($ in Thousands)
Gross gains	$6,403	$8,047
Gross losses	(202)	(4,009)
Investment securities gains, net	$6,201	$4,038
Proceeds from sales of investment securities	$359,591	$1,206,242
Securities with a carrying value of approximately $2.6 billion and $3.2 billion at September 30, 2016, and December 31, 2015, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2016.

	Less than 12 months			12 months or more			Total
	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Residential mortgage-related securities:
FNMA / FHLMC	3	$(32)	$14,694	—	$—	$—	$(32)	$14,694
GNMA	8	(750)	280,378	—	—	—	(750)	280,378
Private-label	—	—	—	1	(15)	1,197	(15)	1,197
GNMA commercial mortgage-related securities	40	(2,035)	828,434	21	(9,427)	466,898	(11,462)	1,295,332
Total	51	$(2,817)	$1,123,506	22	$(9,442)	$468,095	$(12,259)	$1,591,601
Investment securities held to maturity:
Municipal securities	37	$(224)	$37,317	4	$(9)	$1,842	$(233)	$39,159
Residential mortgage-related securities:
FNMA / FHLMC	1	(8)	1,108	1	(8)	6,834	(16)	7,942
GNMA	5	(24)	6,317	—	—	—	(24)	6,317
Total	43	$(256)	$44,742	5	$(17)	$8,676	$(273)	$53,418
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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2016, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis. The reduction in unrealized losses at September 30, 2016 is due to the reduction in overall interest rates.  The U.S. Treasury 3-year and 5-year rates dropped by 43 basis points ("bp") and 62 bp, respectively, from December 31, 2015.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At September 30, 2016, and December 31, 2015, the Corporation had FHLB stock of $65 million and $74 million, respectively. The Corporation had Federal Reserve Bank stock of $75 million and $73 million at September 30, 2016 and December 31, 2015, respectively.
Note 7 Loans
The period end loan composition was as follows.

	September 30, 2016	December 31, 2015
	($ in Thousands)
Commercial and industrial	$6,721,557	$6,190,683
Commercial real estate — owner occupied	892,678	918,212
Commercial and business lending	7,614,235	7,108,895
Commercial real estate — investor	3,530,370	3,234,266
Real estate construction	1,314,431	1,162,145
Commercial real estate lending	4,844,801	4,396,411
Total commercial	12,459,036	11,505,306
Residential mortgage	6,034,166	5,783,267
Home equity	951,594	1,005,802
Other consumer	399,209	419,968
Total consumer	7,384,969	7,209,037
Total loans	$19,844,005	$18,714,343
The following table presents commercial and consumer loans by credit quality indicator at September 30, 2016.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,983,940	$180,425	$351,290	$205,902	$6,721,557
Commercial real estate - owner occupied	791,951	46,345	47,387	6,995	892,678
Commercial and business lending	6,775,891	226,770	398,677	212,897	7,614,235
Commercial real estate - investor	3,480,535	5,042	36,765	8,028	3,530,370
Real estate construction	1,303,013	8,625	1,929	864	1,314,431
Commercial real estate lending	4,783,548	13,667	38,694	8,892	4,844,801
Total commercial	11,559,439	240,437	437,371	221,789	12,459,036
Residential mortgage	5,973,633	3,832	3,226	53,475	6,034,166
Home equity	936,443	726	78	14,347	951,594
Other consumer	398,481	428	—	300	399,209
Total consumer	7,308,557	4,986	3,304	68,122	7,384,969
Total loans	$18,867,996	$245,423	$440,675	$289,911	$19,844,005

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2015.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,522,809	$341,169	$233,130	$93,575	$6,190,683
Commercial real estate - owner occupied	835,572	38,885	35,706	8,049	918,212
Commercial and business lending	6,358,381	380,054	268,836	101,624	7,108,895
Commercial real estate - investor	3,153,703	45,976	25,944	8,643	3,234,266
Real estate construction	1,157,034	252	3,919	940	1,162,145
Commercial real estate lending	4,310,737	46,228	29,863	9,583	4,396,411
Total commercial	10,669,118	426,282	298,699	111,207	11,505,306
Residential mortgage	5,727,437	1,552	2,796	51,482	5,783,267
Home equity	988,574	1,762	222	15,244	1,005,802
Other consumer	419,087	556	—	325	419,968
Total consumer	7,135,098	3,870	3,018	67,051	7,209,037
Total loans	$17,804,216	$430,152	$301,717	$178,258	$18,714,343
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

The following table presents loans by past due status at September 30, 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,514,451	$576	$374	$254	$205,902	$6,721,557
Commercial real estate - owner occupied	884,814	754	115	—	6,995	892,678
Commercial and business lending	7,399,265	1,330	489	254	212,897	7,614,235
Commercial real estate - investor	3,521,712	17	613	—	8,028	3,530,370
Real estate construction	1,313,165	337	65	—	864	1,314,431
Commercial real estate lending	4,834,877	354	678	—	8,892	4,844,801
Total commercial	12,234,142	1,684	1,167	254	221,789	12,459,036
Residential mortgage	5,973,994	6,407	290	—	53,475	6,034,166
Home equity	931,774	4,627	846	—	14,347	951,594
Other consumer	395,606	1,499	547	1,257	300	399,209
Total consumer	7,301,374	12,533	1,683	1,257	68,122	7,384,969
Total loans	$19,535,516	$14,217	$2,850	$1,511	$289,911	$19,844,005

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at September 30, 2016 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $215 million or 74% were current with respect to payment at September 30, 2016.
The following table presents loans by past due status at December 31, 2015.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,095,848	$602	$409	$249	$93,575	$6,190,683
Commercial real estate - owner occupied	903,021	7,142	—	—	8,049	918,212
Commercial and business lending	6,998,869	7,744	409	249	101,624	7,108,895
Commercial real estate - investor	3,225,332	291	—	—	8,643	3,234,266
Real estate construction	1,160,909	270	26	—	940	1,162,145
Commercial real estate lending	4,386,241	561	26	—	9,583	4,396,411
Total commercial	11,385,110	8,305	435	249	111,207	11,505,306
Residential mortgage	5,726,855	4,491	439	—	51,482	5,783,267
Home equity	982,639	6,190	1,729	—	15,244	1,005,802
Other consumer	416,374	1,195	675	1,399	325	419,968
Total consumer	7,125,868	11,876	2,843	1,399	67,051	7,209,037
Total loans	$18,510,978	$20,181	$3,278	$1,648	$178,258	$18,714,343

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2015 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $124 million or 69% were current with respect to payment at December 31, 2015.

The following table presents impaired loans at September 30, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$61,219	$65,586	$9,293	$61,337	$1,228
Commercial real estate — owner occupied	8,721	10,641	319	9,133	262
Commercial and business lending	69,940	76,227	9,612	70,470	1,490
Commercial real estate — investor	17,154	17,601	629	21,450	1,405
Real estate construction	1,229	1,626	449	1,301	49
Commercial real estate lending	18,383	19,227	1,078	22,751	1,454
Total commercial	88,323	95,454	10,690	93,221	2,944
Residential mortgage	65,381	70,568	12,087	66,845	1,734
Home equity	21,382	23,277	10,162	22,654	862
Other consumer	1,226	1,288	211	1,268	22
Total consumer	87,989	95,133	22,460	90,767	2,618
Total loans	$176,312	$190,587	$33,150	$183,988	$5,562
Loans with no related allowance
Commercial and industrial	$174,931	$221,213	$—	$179,696	$1,227
Commercial real estate — owner occupied	5,719	6,472	—	5,906	—
Commercial and business lending	180,650	227,685	—	185,602	1,227
Commercial real estate — investor	6,226	6,501	—	7,393	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	6,226	6,501	—	7,393	—
Total commercial	186,876	234,186	—	192,995	1,227
Residential mortgage	6,143	6,289	—	6,206	133
Home equity	650	650	—	651	23
Other consumer	—	—	—	—	—
Total consumer	6,793	6,939	—	6,857	156
Total loans	$193,669	$241,125	$—	$199,852	$1,383
Total
Commercial and industrial	$236,150	$286,799	$9,293	$241,033	$2,455
Commercial real estate — owner occupied	14,440	17,113	319	15,039	262
Commercial and business lending	250,590	303,912	9,612	256,072	2,717
Commercial real estate — investor	23,380	24,102	629	28,843	1,405
Real estate construction	1,229	1,626	449	1,301	49
Commercial real estate lending	24,609	25,728	1,078	30,144	1,454
Total commercial	275,199	329,640	10,690	286,216	4,171
Residential mortgage	71,524	76,857	12,087	73,051	1,867
Home equity	22,032	23,927	10,162	23,305	885
Other consumer	1,226	1,288	211	1,268	22
Total consumer	94,782	102,072	22,460	97,624	2,774
Total impaired loans(a)	$369,981	$431,712	$33,150	$383,840	$6,945

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 78% of the unpaid principal balance at September 30, 2016.

The following table presents impaired loans at December 31, 2015.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,785	$59,409	$8,162	$46,833	$855
Commercial real estate — owner occupied	9,705	9,804	448	10,087	412
Commercial and business lending	67,490	69,213	8,610	56,920	1,267
Commercial real estate — investor	27,822	29,444	1,831	28,278	1,914
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	29,272	31,598	2,284	29,945	1,980
Total commercial	96,762	100,811	10,894	86,865	3,247
Residential mortgage	66,590	71,084	12,462	68,183	2,374
Home equity	21,769	23,989	10,118	22,624	1,147
Other consumer	1,154	1,225	195	1,199	30
Total consumer	89,513	96,298	22,775	92,006	3,551
Total loans	$186,275	$197,109	$33,669	$178,871	$6,798
Loans with no related allowance
Commercial and industrial	$65,083	$72,259	$—	$79,573	$1,657
Commercial real estate — owner occupied	6,221	6,648	—	6,534	15
Commercial and business lending	71,304	78,907	—	86,107	1,672
Commercial real estate — investor	2,736	2,840	—	2,763	90
Real estate construction	—	—	—	—	—
Commercial real estate lending	2,736	2,840	—	2,763	90
Total commercial	74,040	81,747	—	88,870	1,762
Residential mortgage	4,762	5,033	—	4,726	126
Home equity	544	544	—	544	30
Other consumer	—	—	—	—	—
Total consumer	5,306	5,577	—	5,270	156
Total loans	$79,346	$87,324	$—	$94,140	$1,918
Total
Commercial and industrial	$122,868	$131,668	$8,162	$126,406	$2,512
Commercial real estate — owner occupied	15,926	16,452	448	16,621	427
Commercial and business lending	138,794	148,120	8,610	143,027	2,939
Commercial real estate — investor	30,558	32,284	1,831	31,041	2,004
Real estate construction	1,450	2,154	453	1,667	66
Commercial real estate lending	32,008	34,438	2,284	32,708	2,070
Total commercial	170,802	182,558	10,894	175,735	5,009
Residential mortgage	71,352	76,117	12,462	72,909	2,500
Home equity	22,313	24,533	10,118	23,168	1,177
Other consumer	1,154	1,225	195	1,199	30
Total consumer	94,819	101,875	22,775	97,276	3,707
Total impaired loans(a)	$265,621	$284,433	$33,669	$273,011	$8,716

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 82% of the unpaid principal balance at December 31, 2015.

Troubled Debt Restructurings (“Restructured Loans”):
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 “Summary of Significant Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K for the Corporation's accounting policy for troubled debt restructurings. The Corporation had a recorded investment of $9 million in loans modified in troubled debt restructurings for the nine months ended September 30, 2016, of which approximately $4 million was in accrual status and $5 million was in nonaccrual pending a sustained period of repayment. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	September 30, 2016		December 31, 2015
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$30,248	$2,398	$29,293	$1,714
Commercial real estate — owner occupied	7,445	2,275	7,877	2,703
Commercial real estate — investor	15,352	941	21,915	3,936
Real estate construction	365	154	510	177
Residential mortgage	18,049	22,743	19,870	24,592
Home equity	7,685	3,209	7,069	4,522
Other consumer	926	38	829	40
Total restructured loans	$80,070	$31,758	$87,363	$37,684

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the nine months ended September 30, 2016 and 2015, and the recorded investment and unpaid principal balance as of September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	10	$2,455	$2,517	10	$2,410	$3,033
Commercial real estate — owner occupied	1	117	124	4	2,847	3,007
Commercial real estate — investor	—	—	—	3	2,949	2,998
Real estate construction	1	66	91	1	5	5
Residential mortgage	56	4,676	4,922	77	7,393	7,586
Home equity	47	1,709	1,793	61	2,109	2,220
Other consumer	1	15	16	—	—	—
Total	116	$9,038	$9,463	156	$17,713	$18,849

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the nine months ended September 30, 2016, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the nine months ended September 30, 2016.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2016 and 2015, as well as the recorded investment in these restructured loans as of September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	—	$—	1	$153
Commercial real estate — owner occupied	—	—	1	297
Residential mortgage	36	3,310	45	4,176
Home equity	12	182	21	627
Other consumer	1	15	—	—
Total	49	$3,507	68	$5,253
All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.
A summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Charge offs	(63,368)	(265)	(1,495)	(380)	(3,035)	(3,434)	(2,853)	(74,830)
Recoveries	13,461	48	1,610	111	506	2,730	640	19,106
Net charge offs	(49,907)	(217)	115	(269)	(2,529)	(704)	(2,213)	(55,724)
Provision for loan losses	57,051	(4,106)	(2,366)	(1,873)	1,121	(897)	2,070	51,000
September 30, 2016	$137,103	$14,357	$40,767	$23,124	$26,853	$21,954	$5,382	$269,540
Allowance for loan losses:
Individually evaluated for impairment	$8,570	$—	$79	$—	$976	$—	$—	$9,625
Collectively evaluated for impairment	128,533	14,357	40,688	23,124	25,877	21,954	5,382	259,915
Total allowance for loan losses	$137,103	$14,357	$40,767	$23,124	$26,853	$21,954	$5,382	$269,540
Loans:
Individually evaluated for impairment	$203,834	$5,719	$7,023	$—	$9,389	$650	$—	$226,615
Collectively evaluated for impairment	6,517,723	886,959	3,523,347	1,314,431	6,024,777	950,944	399,209	19,617,390
Total loans	$6,721,557	$892,678	$3,530,370	$1,314,431	$6,034,166	$951,594	$399,209	$19,844,005
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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2014	$117,635	$16,510	$46,333	$20,999	$31,926	$26,464	$6,435	$266,302
Charge offs	(27,687)	(2,645)	(4,645)	(750)	(5,636)	(7,048)	(3,869)	(52,280)
Recoveries	9,821	921	4,157	2,268	1,077	3,233	765	22,242
Net charge offs	(17,866)	(1,724)	(488)	1,518	(4,559)	(3,815)	(3,104)	(30,038)
Provision for loan losses	30,190	3,894	(2,827)	2,749	894	906	2,194	38,000
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Allowance for loan losses:
Individually evaluated for impairment	$7,522	$—	$229	$—	$166	$46	$—	$7,963
Collectively evaluated for impairment	122,437	18,680	42,789	25,266	28,095	23,509	5,525	266,301
Total allowance for loan losses	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Loans:
Individually evaluated for impairment	$91,569	$6,221	$5,460	$—	$6,956	$1,281	$—	$111,487
Collectively evaluated for impairment	6,099,114	911,991	3,228,806	1,162,145	5,776,311	1,004,521	419,968	18,602,856
Total loans	$6,190,683	$918,212	$3,234,266	$1,162,145	$5,783,267	$1,005,802	$419,968	$18,714,343
A summary of the changes in the allowance for unfunded commitments was as follows.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	($ in Thousands)
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,400	$24,900
Provision for unfunded commitments	4,000	(500)
Balance at end of period	$28,400	$24,400
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
The Corporation conducted its most recent annual impairment testing in May 2016, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2016 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2016 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2015 or the first nine months of 2016.
At September 30, 2016, the Corporation had goodwill of $972 million, compared to $969 million at December 31, 2015. There was an addition to the carrying amount of goodwill of approximately $3 million as a result of two small insurance acquisitions during the first quarter of 2016. See Note 2 for additional information on the Corporation's acquisitions.
Other Intangible Assets:  The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. Core deposit intangibles of approximately $15 million were fully amortized in 2015 and have been removed from both the gross carrying amount and the accumulated amortization for 2016. There was an addition to the gross carrying amount of other intangibles of $1 million for the customer relationships associated with two small insurance acquisitions that occurred during the first quarter of 2016. See Note 2 for additional information on the Corporation's acquisitions. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$4,385	$19,545
Accumulated amortization	(4,203)	(19,152)
Net book value	$182	$393
Amortization during the year	$211	$1,404
Other intangibles:
Gross carrying amount	$32,410	$31,398
Accumulated amortization	(16,690)	(15,333)
Net book value	$15,720	$16,065
Additions during the period	$1,012	$12,115
Amortization during the year	$1,357	$1,690
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	($ in Thousands)
Mortgage servicing rights:
Mortgage servicing rights at beginning of period	$62,150	$61,379
Additions	8,701	12,372
Amortization	(9,142)	(11,601)
Mortgage servicing rights at end of period	$61,709	$62,150
Valuation allowance at beginning of period	(809)	(1,234)
(Additions) recoveries, net	(2,486)	425
Valuation allowance at end of period	(3,295)	(809)
Mortgage servicing rights, net	$58,414	$61,341
Fair value of mortgage servicing rights	$58,937	$70,686
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,010,973	$7,915,224
Mortgage servicing rights, net to servicing portfolio	0.73%	0.77%
Mortgage servicing rights expense (1)	$11,628	$11,176

(1)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2016. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three months ending December 31, 2016	$70	$455	$3,263
2017	112	1,786	11,237
2018	—	1,756	8,956
2019	—	1,457	7,223
2020	—	1,340	5,858
2021	—	1,316	4,784
Beyond 2021	—	7,610	20,388
Total Estimated Amortization Expense	$182	$15,720	$61,709

Note 9 Short and Long-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	September 30, 2016	December 31, 2015
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$221,165	$47,870
Securities sold under agreements to repurchase	477,607	383,568
Federal funds purchased and securities sold under agreements to repurchase	698,772	431,438
FHLB advances	450,000	335,000
Commercial paper	91,321	67,978
Other short-term funding	541,321	402,978
Total short-term funding	$1,240,093	$834,416
Long-Term Funding
FHLB advances	$2,265,198	$1,750,225
Senior notes, at par	250,000	680,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(3,563)	(4,061)
Total long-term funding	2,761,635	2,676,164
Total short and long-term funding	$4,001,728	$3,510,580
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of September 30, 2016, the Corporation pledged GSE mortgage-related securities with a fair value of $543 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 are presented in the following table.

	Remaining Contractual Maturity of the Agreements
September 30, 2016	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
Repurchase agreements
GSE securities	$477,607	$—	$—	$—	$477,607
Total	$477,607	$—	$—	$—	$477,607
December 31, 2015
Repurchase agreements
GSE securities	$383,568	$—	$—	$—	$383,568
Total	$383,568	$—	$—	$—	$383,568

Long-term funding:

FHLB advances:  At September 30, 2016, the long-term FHLB advances had maturity dates primarily ranging from 2018 through 2019, and had an average interest rate of 0.33%. At December 31, 2015, the long-term FHLB advances had maturity dates primarily ranging from 2018 through 2019, and had an average interest rate of 0.13%. The majority of FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $38 million of investment securities as collateral at September 30, 2016, and pledged $9 million of investment securities as collateral at December 31, 2015. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At September 30, 2016, the Corporation posted cash collateral for the margin of $37 million, compared to $22 million at December 31, 2015.
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
Derivatives to Accommodate Customer Needs
The Corporation enters into various derivative contracts which are not designated as hedging instruments. Such derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate, foreign currency, and commodity price risks. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of capital market fees, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
Interest rate-related instruments: The Corporation provides interest rate risk management services to commercial customers, primarily interest rate swaps and caps. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms and indices.
Foreign currency exchange forwards: The Corporation provides foreign currency risk management services to customers, primarily forward contracts. Our customers enter into a foreign currency exchange forward with the Corporation as a means for them to mitigate exchange rate risk. The Corporation mitigates its risk by then entering into an offsetting foreign currency exchange derivative contract. Such foreign currency exchange contracts are carried at fair value on the consolidated balance sheets with changes in fair value recorded as a component of capital market fees, net.
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
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments to accommodate customer needs which are not designated as hedging instruments.

	September 30, 2016			December 31, 2015
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate-related instruments — customer and mirror	$1,953,306	$47,504	Trading assets	$1,665,965	$29,391	Trading assets
Interest rate-related instruments — customer and mirror	1,953,306	(49,887)	Trading liabilities	1,665,965	(30,886)	Trading liabilities
Foreign currency exchange forwards	77,732	1,063	Trading assets	72,976	1,532	Trading assets
Foreign currency exchange forwards	76,945	(1,014)	Trading liabilities	65,649	(1,398)	Trading liabilities
Commodity contracts	158,209	12,213	Trading assets	44,380	1,269	Trading assets
Commodity contracts	159,048	(11,400)	Trading liabilities	44,256	(1,146)	Trading liabilities
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

	September 30, 2016			December 31, 2015
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate lock commitments (mortgage)	$520,932	$3,726	Other assets	$271,530	$958	Other assets
Forward commitments (mortgage)	383,000	(1,868)	Other liabilities	231,798	403	Other assets
Purchased options (time deposit)	81,004	2,455	Other assets	104,582	2,715	Other assets
Written options (time deposit)	81,004	(2,455)	Other liabilities	104,582	(2,715)	Other liabilities
The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Nine Months Ended September 30,
($ in Thousands)		2016	2015
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(888)	$85
Interest rate lock commitments (mortgage)	Mortgage banking, net	2,768	637
Forward commitments (mortgage)	Mortgage banking, net	(2,271)	453
Foreign currency exchange forwards	Capital market fees, net	(85)	16
Commodity contracts	Capital market fees, net	690	—

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

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
September 30, 2016
Derivative assets:
Interest and commodity agreements	$5,193	$—	$5,193	$(5,193)	$—	$—
Derivative liabilities:
Interest and commodity agreements	$59,413	$—	$59,413	$(5,193)	$(54,220)	$—
December 31, 2015
Derivative assets:
Interest and commodity instruments	$1,466	$—	$1,466	$(1,466)	$—	$—
Derivative liabilities:
Interest and commodity instruments	$30,200	$—	$30,200	$(1,466)	$(28,734)	$—

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

	September 30, 2016	December 31, 2015
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(1)(2)	$7,849,498	$7,402,518
Commercial letters of credit(1)	8,935	9,945
Standby letters of credit(3)	265,381	296,508

1)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2016 or December 31, 2015.

2)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

3)	The Corporation has established a liability of $3 million at both September 30, 2016 and December 31, 2015, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments increased to $28 million at September 30, 2016 compared to $24 million at December 31, 2015, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2016, was $68 million, compared to $52 million at December 31, 2015, and is included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $54 million at September 30, 2016, and $61 million at December 31, 2015.

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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $2 million and $3 million during the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively. The loss reimbursement and settlement claims paid for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively, were negligible. Make whole requests during 2015 and the first nine months of 2016 generally arose from loans sold during the period of January 1, 2012 to September 30, 2016, which totaled $8.8 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2016, approximately $6.0 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
	($ in Thousands)
Balance at beginning of period	$1,197	$3,258
Repurchase provision expense	342	428
Adjustments to provision expense	—	(2,450)
Charge offs, net	(5)	(39)
Balance at end of period	$1,534	$1,197
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2016, and December 31, 2015, there were approximately $48 million and $68 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2016 and December 31, 2015, there were $104 million and $132 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2016, and December 31, 2015, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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

The table below presents the Corporation’s investment securities available for sale and derivative financial instruments measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value Hierarchy	September 30, 2016	December 31, 2015
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	Level 1	$1,001	$997
Residential mortgage-related securities:
FNMA / FHLMC	Level 2	912,860	1,414,626
GNMA	Level 2	1,811,529	1,590,003
Private-label	Level 2	1,200	1,709
GNMA commercial mortgage-related securities	Level 2	2,114,669	1,955,310
Other securities (debt and equity)	Level 1	1,629	1,569
Other securities (debt and equity)	Level 2	3,000	3,000
Other securities (debt and equity)	Level 3	200	200
Total investment securities available for sale	Level 1	2,630	2,566
Total investment securities available for sale	Level 2	4,843,258	4,964,648
Total investment securities available for sale	Level 3	200	200
Interest rate-related instruments	Level 2	47,504	29,391
Foreign currency exchange forwards	Level 2	1,063	1,532
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	3,726	958
Forward commitments to sell residential mortgage loans	Level 3	—	403
Commodity contracts	Level 2	12,213	1,269
Purchased options (time deposit)	Level 2	2,455	2,715
Liabilities:
Interest rate-related instruments	Level 2	$49,887	$30,886
Foreign currency exchange forwards	Level 2	1,014	1,398
Forward commitments to sell residential mortgage loans	Level 3	1,868	—
Commodity contracts	Level 2	11,400	1,146
Written options (time deposit)	Level 2	2,455	2,715
The table below presents a rollforward of the balance sheet amounts for the nine months ended September 30, 2016 and the year ended December 31, 2015, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2014	$200	$(488)
Total net gains included in income:
Mortgage derivative gain	—	1,849
Balance December 31, 2015	$200	$1,361
Total net gains included in income:
Mortgage derivative gain	—	497
Balance September 30, 2016	$200	$1,858
For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2016, the Corporation utilized the following valuation techniques and significant unobservable inputs.

Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The significant unobservable input used in the fair value measurement of the Corporation’s mortgage derivative interest rate lock commitments is the closing ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. The closing ratio calculation takes into consideration historical data and loan-level data, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At September 30, 2016, the closing ratio was 88%.
Impaired loans:  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in an average discount of approximately 20%.
Mortgage servicing rights:  The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 15.5% and 9.6% at September 30, 2016, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
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
The table below presents the Corporation’s loans held for sale, impaired loans, and mortgage servicing rights measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
September 30, 2016
Assets:
Commercial loans held for sale	Level 2	$16,912	Provision for credit losses	$(451)
Mortgage loans held for sale (1)	Level 2	214,298	Mortgage banking, net	—
Impaired loans (2)	Level 3	47,554	Provision for credit losses	(53,866)
Mortgage servicing rights	Level 3	58,937	Mortgage banking, net	(2,486)

December 31, 2015
Assets:
Mortgage loans held for sale	Level 2	$124,915	Mortgage banking, net	$(155)
Impaired loans (2)	Level 3	41,891	Provision for credit losses	(7,796)
Mortgage servicing rights	Level 3	70,686	Mortgage banking, net	425

(1)
Loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2016, the estimated fair value exceeded the cost and therefore there was no adjustment recognized in the Consolidated Statements of Income.

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
During the first nine months of 2016 and the full year 2015, certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement. Other real estate owned measured at fair value upon initial recognition totaled approximately $9 million for the first nine months of 2016 and $11 million for the year ended December 31, 2015, respectively. In addition to other real estate owned measured at fair value upon initial recognition, the Corporation also recorded write-downs to the balance of other real estate owned for subsequent impairment of $1 million and $3 million to foreclosure / OREO expense, net for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.
Fair Value of Financial Instruments:
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

		September 30, 2016		December 31, 2015
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets:
Cash and due from banks	Level 1	$356,047	$356,047	$374,921	$374,921
Interest-bearing deposits in other financial institutions	Level 1	240,010	240,010	79,764	79,764
Federal funds sold and securities purchased under agreements to resell	Level 1	14,250	14,250	19,000	19,000
Investment securities held to maturity	Level 2	1,253,494	1,287,830	1,168,230	1,184,442
Investment securities available for sale	Level 1	2,630	2,630	2,566	2,566
Investment securities available for sale	Level 2	4,843,258	4,843,258	4,964,648	4,964,648
Investment securities available for sale	Level 3	200	200	200	200
FHLB and Federal Reserve Bank stocks	Level 2	140,215	140,215	147,240	147,240
Loans held for sale	Level 2	230,795	231,210	124,915	124,915
Loans, net	Level 3	19,574,465	19,588,911	18,440,079	18,389,832
Bank owned life insurance	Level 2	584,088	584,088	583,019	583,019
Derivatives (trading and other assets)	Level 2	63,235	63,235	34,907	34,907
Derivatives (trading and other assets)	Level 3	3,726	3,726	1,361	1,361
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$20,221,611	$20,221,611	$19,444,863	$19,444,863
Brokered CDs and other time deposits	Level 2	1,526,101	1,530,993	1,562,802	1,564,464
Short-term funding	Level 2	1,240,093	1,240,093	834,416	834,416
Long-term funding	Level 2	2,761,635	2,820,062	2,676,164	2,728,112
Standby letters of credit (1)	Level 2	2,619	2,619	2,954	2,954
Derivatives (trading and other liabilities)	Level 2	64,756	64,756	36,145	36,145
Derivatives (trading and other liabilities)	Level 3	1,868	1,868	—	—

(1)
The commitment on standby letters of credit was $265 million and $297 million at September 30, 2016 and December 31, 2015, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Loans held for sale—The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value for mortgage loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics. The estimated fair value for commercial loans held for sale was based on a discounted cash flow analysis.

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
Derivatives (trading and other) - A detailed description of the Corporation's derivative instruments can be found under the "Assets and Liabilities Measured at Fair Value on a Recurring Basis" section of this footnote.
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
The Corporation also provides healthcare access for eligible retired employees in its Postretirement Plan (the “Postretirement Plan”). Retirees who are at least 55 years of age with 5 years of service are eligible to participate in the Postretirement Plan. The Corporation has no plan assets attributable to the Postretirement Plan. The Corporation reserves the right to make changes to the Postretirement Plan at any time.

The components of net periodic benefit cost for the RAP and Postretirement Plans for three and nine months ended September 30, 2016 and 2015 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$1,636	$2,318	$5,086	$8,443
Interest cost	1,781	1,678	5,341	4,963
Expected return on plan assets	(5,085)	(5,379)	(15,215)	(16,079)
Amortization of prior service cost	(80)	12	(55)	37
Amortization of actuarial loss	621	627	1,586	1,692
Total net periodic pension cost	$(1,127)	$(744)	$(3,257)	$(944)
Postretirement Plan:
Interest cost	$35	$35	$107	$105
Total net periodic benefit cost	$35	$35	$107	$105
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
During 2015, the Corporation adopted enhanced FTP methodology utilizing new, more granular deposit information which incorporated the additional dimension of vintage (based on time from when the deposit account was opened) for determining the funds credit for non-maturity deposits. The new deposit information demonstrated that deposit accounts with the Corporation for a longer period of time had a lower attrition rate, warranting a higher crediting rate (based on a longer-term segment of the yield curve) to reflect the long-term value such deposits provide to the Corporation.
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an incurred loss model using the methodologies described in the Corporation’s 2015 Annual Report on Form 10-K to assess the overall appropriateness of the allowance for loan losses and the allowance for unfunded commitments. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
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
Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Nine Months Ended September 30, 2016
Net interest income	$242,800	$257,848	$26,590	$527,238
Noninterest income	35,172	207,460	17,962	260,594
Total revenue	277,972	465,308	44,552	787,832
Credit provision*	38,933	18,357	(2,290)	55,000
Noninterest expense	109,511	370,714	43,420	523,645
Income before income taxes	129,528	76,237	3,422	209,187
Income tax expense (benefit)	42,623	26,683	(5,560)	63,746
Net income	$86,905	$49,554	$8,982	$145,441
Return on average allocated capital (ROCET1)**	10.9%	10.5%	1.4%	9.7%
Nine Months Ended September 30, 2015
Net interest income	$230,130	$261,951	$12,729	$504,810
Noninterest income	36,222	199,753	10,385	246,360
Total revenue	266,352	461,704	23,114	751,170
Credit provision*	30,312	19,625	(32,437)	17,500
Noninterest expense	106,643	366,121	49,590	522,354
Income before income taxes	129,397	75,958	5,961	211,316
Income tax expense (benefit)	44,384	26,585	(5,163)	65,806
Net income	$85,013	$49,373	$11,124	$145,510
Return on average allocated capital (ROCET1)**	11.8%	10.3%	3.9%	10.3%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for YTD September 2016
Average earning assets	$10,097,995	$9,287,158	$6,508,356	$25,893,509
Average loans	10,088,777	9,285,848	166,447	19,541,072
Average deposits	5,906,695	11,320,106	3,531,614	20,758,415
Average allocated capital (CET1)**	$1,063,598	$631,484	$225,813	$1,920,895
Average Balances for YTD September 2015
Average earning assets	$9,373,312	$8,719,078	$6,326,369	$24,418,759
Average loans	9,363,936	8,719,078	71,378	18,154,392
Average deposits	5,730,918	10,786,342	3,145,612	19,662,872
Average allocated capital (CET1)**	$966,746	$640,116	$213,750	$1,820,612

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended September 30, 2016
Net interest income	$83,567	$87,274	$7,693	$178,534
Noninterest income	12,623	78,580	4,031	95,234
Total revenue	96,190	165,854	11,724	273,768
Credit provision*	11,080	5,969	3,951	21,000
Noninterest expense	37,968	127,454	9,892	175,314
Income (loss) before income taxes	47,142	32,431	(2,119)	77,454
Income tax expense (benefit)	14,907	11,351	(2,620)	23,638
Net income	$32,235	$21,080	$501	$53,816
Return on average allocated capital (ROCET1)**	11.7%	13.2%	(2.9)%	10.5%
Three Months Ended September 30, 2015
Net interest income	$78,283	$88,209	$4,017	$170,509
Noninterest income	11,305	64,879	3,881	80,065
Total revenue	89,588	153,088	7,898	250,574
Credit provision*	10,851	5,963	(8,814)	8,000
Noninterest expense	37,293	122,361	11,931	171,585
Income before income taxes	41,444	24,764	4,781	70,989
Income tax expense (benefit)	13,955	8,667	(1,071)	21,551
Net income	$27,489	$16,097	$5,852	$49,438
Return on average allocated capital (ROCET1)**	11.0%	10.1%	6.7%	10.2%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average Balances for 3Q16
Average earning assets	$10,441,454	$9,414,718	$6,577,991	$26,434,163
Average loans	10,435,341	9,413,401	204,034	20,052,776
Average deposits	6,227,305	11,526,639	3,650,081	21,404,025
Average allocated capital (CET1)**	$1,091,624	$633,392	$227,600	$1,952,616
Average Balances for 3Q15
Average earning assets	$9,475,469	$8,917,831	$6,441,043	$24,834,343
Average loans	9,466,761	8,917,831	68,157	18,452,749
Average deposits	6,044,306	10,969,172	3,280,121	20,293,599
Average allocated capital (CET1)**	$988,283	$632,878	$216,275	$1,837,436
* The consolidated credit provision is equal to the actual reported provision for credit losses.
** The Federal Reserve establishes capital adequacy requirements for the Corporation. Average allocated capital represents average common equity Tier 1, as defined by the Federal Reserve. For segment reporting purposes, the ROCET1, a non-GAAP financial measure, reflects return on average allocated common equity Tier 1 (“CET1”). The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at September 30, 2016 and 2015, changes during the three and nine month periods then ended, and reclassifications out of accumulated other comprehensive income (loss) during the three and nine month periods ended September 30, 2016 and 2015, respectively.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2016	$459	$(33,075)	$(32,616)
Other comprehensive income before reclassifications	59,849	—	59,849
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(6,201)	—	(6,201)
Personnel expense	—	1,531	1,531
Interest income (Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities)	(4,465)	—	(4,465)
Income tax expense	(18,768)	(584)	(19,352)
Net other comprehensive income during period	30,415	947	31,362
Balance September 30, 2016	$30,874	$(32,128)	$(1,254)
Balance January 1, 2015	$18,512	$(23,362)	$(4,850)
Other comprehensive income before reclassifications	35,101	—	35,101
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(4,038)	—	(4,038)
Personnel expense	—	1,729	1,729
Income tax expense	(11,907)	(659)	(12,566)
Net other comprehensive income during period	19,156	1,070	20,226
Balance September 30, 2015	$37,668	$(22,292)	$15,376

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2016	$45,916	$(32,463)	$13,453
Other comprehensive loss before reclassifications	(22,894)	—	(22,894)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities loss, net	13	—	13
Personnel expense	—	541	541
Interest income (Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities)	(1,441)	—	(1,441)
Income tax (expense) benefit	9,280	(206)	9,074
Net other comprehensive income (loss) during period	(15,042)	335	(14,707)
Balance September 30, 2016	$30,874	$(32,128)	$(1,254)
Balance July 1, 2015	$25,282	$(22,688)	$2,594
Other comprehensive income before reclassifications	22,907	—	22,907
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(2,796)	—	(2,796)
Personnel expense	—	639	639
Income tax expense	(7,725)	(243)	(7,968)
Net other comprehensive income during period	12,386	396	12,782
Balance September 30, 2015	$37,668	$(22,292)	$15,376

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Performance Summary

•	Quarter average loans of $20.1 billion increased $411 million, or 2% from the second quarter of 2016. Total average commercial lending grew 10% from the comparable quarter in 2015.

•	Quarter average deposits of $21.4 billion increased $1.1 billion, or 5% from the second quarter of 2016. Average noninterest-bearing deposits grew 13% from the comparable quarter in 2015.

•
Net interest income of $179 million for the third quarter of 2016 was up $2 million, or 1% from the second quarter of 2016. Net interest income grew 5% from the comparable quarter of 2015. Net interest margin of 2.77% was down from 2.81% in the second quarter of 2016 and down 5 basis points from the third quarter of 2015.

•	Provision for credit losses of $21 million was up $7 million from the second quarter of 2016.

•	Noninterest income of $95 million was up $13 million, or 16% from the second quarter of 2016.

•	Noninterest expense of $175 million was up $1 million, or 1% from the second quarter of 2016.
TABLE 1: Summary Results of Operations: Trends
(In thousands, except per share data)

	YTD Sep 2016	YTD Sep 2015	3Q16	2Q16	1Q16	4Q15	3Q15
Net income	$145,441	$145,510	$53,816	$49,091	$42,534	$42,791	$49,438
Net income available to common equity	$138,886	$140,553	$51,628	$46,922	$40,336	$40,593	$47,254
Earnings per common share - basic	$0.92	$0.93	$0.34	$0.31	$0.27	$0.27	$0.31
Earnings per common share - diluted	$0.92	$0.92	$0.34	$0.31	$0.27	$0.27	$0.31
Effective tax rate	30.47%	31.14%	30.52%	30.39%	30.51%	26.82%	30.36%

INCOME STATEMENT ANALYSIS

Net Interest Income

TABLE 2: Net Interest Income Analysis

	Nine months ended September 30,
	2016			2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$7,391,735	$177,457	3.21%	$7,083,736	$168,188	3.17%
Commercial real estate lending	4,660,538	120,758	3.46%	4,171,250	108,785	3.49%
Total commercial	12,052,273	298,215	3.30%	11,254,986	276,973	3.29%
Residential mortgage	6,102,383	145,384	3.18%	5,435,277	134,923	3.31%
Retail	1,386,416	49,337	4.75%	1,464,129	50,851	4.64%
Total loans	19,541,072	492,936	3.37%	18,154,392	462,747	3.40%
Investment securities:
Taxable	4,953,410	72,734	1.96%	4,845,424	73,897	2.03%
Tax-exempt(1)	1,076,603	36,513	4.52%	963,458	35,754	4.95%
Other short-term investments	322,424	3,449	1.43%	455,485	4,952	1.45%
Investments and other	6,352,437	112,696	2.37%	6,264,367	114,603	2.44%
Total earning assets	25,893,509	$605,632	3.12%	24,418,759	$577,350	3.16%
Other assets, net	2,478,574			2,452,790
Total assets	$28,372,083			$26,871,549
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,420,398	$662	0.06%	$1,329,548	$751	0.08%
Interest-bearing demand	3,672,705	7,113	0.26%	3,218,089	3,049	0.13%
Money market	9,071,388	19,709	0.29%	9,100,867	12,223	0.18%
Time deposits	1,550,693	9,078	0.78%	1,616,474	8,258	0.68%
Total interest-bearing deposits	15,715,184	36,562	0.31%	15,264,978	24,281	0.21%
Federal funds purchased and securities sold under agreements to repurchase	629,976	1,000	0.21%	632,714	714	0.15%
Other short-term funding	769,049	1,656	0.29%	170,300	279	0.22%
Total short-term funding	1,399,025	2,656	0.25%	803,014	993	0.17%
Long-term funding	2,964,807	23,657	1.06%	3,273,898	32,159	1.31%
Total short and long-term funding	4,363,832	26,313	0.80%	4,076,912	33,152	1.08%
Total interest-bearing liabilities	20,079,016	$62,875	0.42%	19,341,890	$57,433	0.40%
Noninterest-bearing demand deposits	5,043,231			4,397,894
Other liabilities	247,624			251,937
Stockholders’ equity	3,002,212			2,879,828
Total liabilities and stockholders’ equity	$28,372,083			$26,871,549
Interest rate spread			2.70%			2.76%
Net free funds			0.10%			0.08%
Fully tax-equivalent net interest income and net interest margin		$542,757	2.80%		$519,917	2.84%
Fully tax-equivalent adjustment		15,519			15,107
Net interest income		$527,238			$504,810

TABLE 2: Net Interest Income Analysis (Continued)

	Quarter ended
	September 30, 2016			June 30, 2016			September 30, 2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$7,577,470	$61,147	3.21%	$7,474,633	$59,052	3.18%	$7,089,664	$55,944	3.13%
Commercial real estate lending	4,855,827	41,600	3.41%	4,654,111	40,169	3.47%	4,260,329	36,694	3.42%
Total commercial	12,433,297	102,747	3.29%	12,128,744	99,221	3.29%	11,349,993	92,638	3.24%
Residential mortgage	6,255,264	49,254	3.15%	6,129,924	48,382	3.16%	5,658,253	47,004	3.32%
Retail	1,364,215	16,283	4.77%	1,383,317	16,414	4.75%	1,444,503	16,913	4.67%
Total loans	20,052,776	168,284	3.35%	19,641,985	164,017	3.35%	18,452,749	156,555	3.38%
Investment securities:
Taxable	4,859,750	22,948	1.89%	4,967,437	24,270	1.95%	4,968,609	24,937	2.01%
Tax-exempt(1)	1,119,873	12,456	4.45%	1,064,252	12,077	4.54%	997,489	12,112	4.86%
Other short-term investments	401,764	1,064	1.06%	294,375	1,318	1.80%	415,496	1,489	1.43%
Investments and other	6,381,387	36,468	2.29%	6,326,064	37,665	2.38%	6,381,594	38,538	2.42%
Total earning assets	26,434,163	$204,752	3.09%	25,968,049	$201,682	3.12%	24,834,343	$195,093	3.13%
Other assets, net	2,534,209			2,674,427			2,442,078
Total assets	$28,968,372			$28,642,476			$27,276,421
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,448,223	$198	0.05%	$1,445,020	$228	0.06%	$1,357,677	$254	0.07%
Interest-bearing demand	4,151,708	2,937	0.28%	3,640,733	2,144	0.24%	3,199,391	962	0.12%
Money market	9,088,943	6,956	0.30%	8,692,782	6,309	0.29%	9,538,030	4,350	0.18%
Time deposits	1,553,349	3,027	0.78%	1,540,424	2,997	0.78%	1,624,661	2,955	0.72%
Total interest-bearing deposits	16,242,223	13,118	0.32%	15,318,959	11,678	0.31%	15,719,759	8,521	0.22%
Federal funds purchased and securities sold under agreements to repurchase	655,825	326	0.20%	674,360	378	0.23%	649,891	248	0.15%
Other short-term funding	324,623	296	0.36%	1,209,511	845	0.28%	154,811	83	0.21%
Total short-term funding	980,448	622	0.25%	1,883,871	1,223	0.26%	804,702	331	0.16%
Long-term funding	3,256,099	7,229	0.89%	3,052,581	6,923	0.91%	3,021,119	10,645	1.41%
Total short and long-term funding	4,236,547	7,851	0.74%	4,936,452	8,146	0.66%	3,825,821	10,976	1.15%
Total interest-bearing liabilities	20,478,770	$20,969	0.41%	20,255,411	$19,824	0.39%	19,545,580	$19,497	0.40%
Noninterest-bearing demand deposits	5,161,802			4,969,994			4,573,840
Other liabilities	281,442			228,027			237,725
Stockholders’ equity	3,046,358			3,189,044			2,919,276
Total liabilities and stockholders’ equity	$28,968,372			$28,642,476			$27,276,421
Interest rate spread			2.68%			2.73%			2.73%
Net free funds			0.09%			0.08%			0.09%
Fully tax-equivalent net interest income and net interest margin		$183,783	2.77%		$181,858	2.81%		$175,596	2.82%
Fully tax-equivalent adjustment		5,249			5,141			5,087
Net interest income		$178,534			$176,717			$170,509

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

Notable contributions to the change in net interest income were:

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $527 million for the first nine months of 2016 compared to $505 million for the first nine months of 2015. See sections “Interest Rate Risk” and “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of interest rate risk and market risk.

•
Fully tax-equivalent net interest income of $543 million for the first nine months of 2016 was $23 million higher than the first nine months of 2015. The increase in fully tax-equivalent net interest income was attributable to a favorable volume variance (as balance sheet changes in both volume and mix increased fully tax-equivalent net interest income by $37 million) and a $1 million day variance (one additional day in the first nine months of 2016), partially offset by an unfavorable rate variance (as the impact of changes in the interest rate environment and product pricing decreased fully tax-equivalent net interest income by $15 million).

•
Average earning assets of $25.9 billion for the first nine months of 2016 were $1.5 billion, or 6% higher than the first nine months of 2015. Average loans increased $1.4 billion, or 8%, primarily due to a $797 million increase in commercial loans and a $667 million increase in residential mortgage loans. Average securities and short-term investments increased $88 million, primarily due to a $113 million increase in municipal securities and a $109 million increase in mortgage-related securities, partially offset by a $153 million decrease in interest-bearing deposits in other banks.

•
Average interest-bearing liabilities of $20.1 billion for the first nine months of 2016 were up $737 million, or 4% versus the first nine months of 2015. On average, interest-bearing deposits increased $450 million and noninterest-bearing demand deposits (a principal component of net free funds) increased $645 million. On average, short and long-term funding increased $287 million compared to the first nine months of 2015, including a $596 million increase in short-term funding, partially offset by a $309 million decrease in long-term funding. The Corporation redeemed $430 million of senior notes in February 2016.

•
The net interest margin for the first nine months of 2016 was 2.80%, compared to 2.84% for the first nine months of 2015. The 4 basis points ("bp") decline in net interest margin was attributable to a 6 bp decrease in interest rate spread (the sum of a 4 bp decrease in the yield on earning assets and a 2 bp increase in the cost of interest-bearing liabilities) partially offset by a 2 bp increase in the net free funds benefit.

•
For the first nine months of 2016, loan yields decreased 3 bp to 3.37%, due to competitive pricing pressures in this low interest rate environment. The yield on investment securities and other short-term investments decreased 7 bp to 2.37%, and was also impacted by the low interest rate environment and higher prepayment speeds of mortgage-related securities purchased at a premium.

•
The cost of interest-bearing liabilities was 0.42% for the first nine months of 2016, 2 bp higher than the first nine months of 2015. The increase was due to a 10 bp increase in the average cost of interest-bearing deposits (to 0.31%) and an 8 bp increase in the cost of short-term funding (to 0.25%), both primarily due to the December 2015 Federal Reserve interest rate increase; partially offset by a 25 bp decrease in the cost of long-term funding (to 1.06%), primarily due to the early redemption of $430 million of senior notes in February 2016.

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the nine months ended September 30, 2016 was $55 million, compared to $18 million for the nine months ended September 30, 2015. Net charge offs were $56 million (representing 0.38% of average loans) for the nine months ended September 30, 2016, compared to $22 million (representing 0.16% of average loans) for the nine months ended September 30, 2015. The ratio of the allowance for loan losses to total loans was 1.36% and 1.42% at September 30, 2016 and 2015, respectively.
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

Noninterest Income
TABLE 3: Noninterest Income

									3Q16 Change vs
($ in Thousands)	YTD Sep 2016	YTD Sep 2015	YTD Change	3Q16	2Q16	1Q16	4Q15	3Q15	2Q16	3Q15
Trust service fees	$34,656	$36,875	(6)%	$11,700	$11,509	$11,447	$11,965	$12,273	2%	(5)%
Service charges on deposit accounts	50,162	48,894	3%	17,445	16,444	16,273	16,577	17,385	6%	—%
Card-based and other nondeposit fees	37,485	38,631	(3)%	12,777	12,717	11,991	12,694	12,618	—%	1%
Insurance commissions	62,818	57,366	10%	19,431	22,005	21,382	17,997	17,561	(12)%	11%
Brokerage and annuity commissions	12,047	11,684	3%	4,155	4,098	3,794	3,694	3,809	1%	9%
Subtotal ("fee-based revenue")	197,168	193,450	2%	65,508	66,773	64,887	62,927	63,646	(2)%	3%
Mortgage banking income	38,190	32,588	17%	21,903	8,300	7,987	10,851	9,557	164%	129%
Mortgage servicing rights expense	11,628	8,596	35%	3,612	4,233	3,783	2,580	2,914	(15)%	24%
Mortgage banking, net	26,562	23,992	11%	18,291	4,067	4,204	8,271	6,643	350%	175%
Capital market fees, net	14,343	7,329	96%	7,012	3,793	3,538	3,423	2,170	85%	223%
Bank owned life insurance income ("BOLI")	11,033	7,704	43%	3,290	2,973	4,770	2,092	2,448	11%	34%
Other	6,140	6,916	(11)%	2,180	1,789	2,171	2,580	2,118	22%	3%
Subtotal (“fee income”)	255,246	239,391	7%	96,281	79,395	79,570	79,293	77,025	21%	25%
Asset gains (losses), net	(853)	2,931	(129)%	(1,034)	(343)	524	(391)	244	201%	(524)%
Investment securities gains (losses), net	6,201	4,038	54%	(13)	3,116	3,098	4,095	2,796	(100)%	(100)%
Total noninterest income	$260,594	$246,360	6%	$95,234	$82,168	$83,192	$82,997	$80,065	16%	19%
Mortgage loans originated for sale during period	$983,930	$911,133	8%	$466,092	$323,989	$193,849	$316,973	$291,931	44%	60%
Trust assets under management, at market value	$8,178,839	$7,625,613	7%	$8,178,839	$7,944,187	$7,843,512	$7,729,131	$7,625,613	3%	7%
Notable contributions to the change in noninterest income were:

•
Fee-based revenue was $197 million for the nine months ended September 30, 2016, an increase of $4 million (2%) compared to the nine months ended September 30, 2015. Insurance commissions were $63 million, an increase of $5 million (10%) compared to the nine months ended September 30, 2015, primarily attributable to increased property and casualty and employee benefit related commissions.

•
Net mortgage banking income for the nine months ended September 30, 2016 was $27 million, up $3 million (11%) compared to the nine months ended September 30, 2015. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage repurchase reserve, and the fair value adjustments on the mortgage derivatives. Gross mortgage banking income increased $6 million, primarily due to gross gains of $9 million on portfolio loan sales during the third quarter of 2016.

•
Mortgage servicing rights expense includes both the amortization of the mortgage servicing rights asset and changes to the valuation allowance associated with the mortgage servicing rights asset. Mortgage servicing rights expense is affected by the size of the servicing portfolio, as well as the changes in the estimated fair value of the mortgage servicing rights asset. Mortgage servicing rights expense was $12 million for the nine months ended September 30, 2016, up $3 million (35%) compared to the nine months ended September 30, 2015. The increase in mortgage servicing rights expense was primarily due to a $3 million addition to the valuation reserve for the nine months ended September 30, 2016 compared to a slight recovery during the nine months ended September 30, 2015, reflecting lower interest rates at September 30, 2016. See section “Critical Accounting Policies," in the Corporation’s 2015 Annual Report on Form 10-K, Note 8, “Goodwill and Other Intangible Assets,” and Note 13, “Fair Value Measurements,” of the notes to consolidated financial statements for additional disclosure.

•
Capital market fees were $14 million, an increase of $7 million (96%) compared to the nine months ended September 30, 2015. The increase was primarily due to a $2 million increase in syndication fees and a $3 million increase in fee revenue resulting from a higher volume of interest rate-related derivatives.

•
Net investment securities gains of $6 million and $4 million for the nine months ended September 30, 2016 and 2015, respectively, were due to the sale of FNMA and FHLMC mortgage-related securities and reinvestment into GNMA mortgage-related securities. See Note 6, "Investment Securities" of the notes to consolidated financial statements for additional information on the investment securities portfolio.

•
Net asset losses of $1 million for the first nine months of 2016 were primarily due to impairment losses on two historic tax credit investments that were placed in service during the third quarter of 2016. Net asset gains of $3 million for the first nine months of 2015 were primarily due to the gain on sales of alternative equity investments.

Noninterest Expense
TABLE 4: Noninterest Expense

	YTD Sep 2016	YTD Sep 2015	YTD Change						3Q16 Change vs
($ in Thousands)				3Q16	2Q16	1Q16	4Q15	3Q15	2Q16	3Q15
Personnel expense	$307,346	$304,272	1%	$103,819	$102,129	$101,398	$100,469	$101,134	2%	3%
Occupancy	42,379	46,178	(8)%	15,362	13,215	13,802	14,718	14,187	16%	8%
Equipment	16,161	17,514	(8)%	5,319	5,396	5,446	5,695	6,003	(1)%	(11)%
Technology	42,887	46,660	(8)%	14,173	14,450	14,264	13,953	14,748	(2)%	(4)%
Business development and advertising	20,053	18,120	11%	5,251	6,591	8,211	7,652	5,964	(20)%	(12)%
Other intangible amortization	1,568	2,574	(39)%	525	539	504	520	885	(3)%	(41)%
Loan expense	10,198	9,982	2%	3,535	3,442	3,221	4,120	3,305	3%	7%
Legal and professional fees	14,685	13,089	12%	4,804	4,856	5,025	3,963	4,207	(1)%	14%
Foreclosure / OREO expense, net	4,167	3,071	36%	960	1,330	1,877	2,371	645	(28)%	49%
FDIC expense	25,500	18,500	38%	9,000	8,750	7,750	7,500	6,000	3%	50%
Other	38,701	42,394	(9)%	12,566	13,662	12,473	15,032	14,507	(8)%	(13)%
Total noninterest expense	$523,645	$522,354	—%	$175,314	$174,360	$173,971	$175,993	$171,585	1%	2%
Average full-time equivalent employees	4,422	4,436		4,477	4,415	4,374	4,378	4,421
Notable contributions to the change in noninterest expense were:

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $307 million for the nine months ended September 30, 2016, up $3 million (1%) from the nine months ended September 30, 2015. The increase was primarily due to a $2 million increase in health insurance costs.

•
Nonpersonnel noninterest expenses on a combined basis were $216 million, down $2 million (1%) compared to the nine months ended September 30, 2015. Occupancy expense was down $4 million (8%), primarily attributable to ongoing consolidation efforts and the Corporation's acquisition of the Milwaukee Center. Technology expense was down $4 million (8%) from the nine months ended September 30, 2015, primarily driven by a reduction in external technology support services. FDIC expense was $7 million (38%) higher than the comparable period in 2015, reflecting growth in criticized and risk-weighted assets. All remaining noninterest expense categories on a combined basis were down $1 million (1%).

Income Taxes

The Corporation recognized income tax expense of $64 million for the nine months ended September 30, 2016 compared to income tax expense of $66 million for the nine months ended September 30, 2015. The change in income tax expense was primarily due to the decrease in the level of pretax income between periods, an increase in proceeds from BOLI policy non-taxable redemptions and an increase in benefits from tax credits. The effective tax rate was 30.47% for the nine months ended September 30, 2016, compared to an effective tax rate of 31.14% for the nine months ended September 30, 2015.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section “Critical Accounting Policies,” in the Corporation’s 2015 Annual Report on Form 10-K for additional information on income taxes.

BALANCE SHEET ANALYSIS

•	At September 30, 2016, total assets were $29.2 billion, up $1.4 billion (5%) from December 31, 2015 and up $1.7 billion (6%) from September 30, 2015.

•
Loans of $19.8 billion at September 30, 2016 were up $1.1 billion (6%) from December 31, 2015 and were up $1.3 billion (7%) from September 30, 2015. See section "Loans" and Note 7 "Loans" for additional information on loans.

•
Premises and equipment, net of $330 million increased $62 million (23%) from December 31, 2015 and increased $59 million (22%) from September 30, 2015, primarily due to the purchase of the Milwaukee Center.

•
At September 30, 2016, total deposits of $21.7 billion were up $740 million (4%) from December 31, 2015 and were up $1.2 billion (6%) from September 30, 2015. See section "Deposits and Customer Funding" for additional information on deposits.

•
Short and long-term funding of $4.0 billion at September 30, 2016 increased $491 million (14%) since year-end 2015, primarily due to a $406 million increase in short-term funding and a $515 million increase in long-term FHLB advances, partially offset by the redemption of $430 million in senior notes in February 2016. See Note 9 "Short and Long-Term Funding" for additional information on short and long-term funding.

Loans
TABLE 5: Period End Loan Composition

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,721,557	34%	$6,701,986	34%	$6,511,648	34%	$6,190,683	33%	$6,128,080	33%
Commercial real estate — owner occupied	892,678	4%	921,736	5%	917,285	5%	918,212	5%	966,689	5%
Commercial and business lending	7,614,235	38%	7,623,722	39%	7,428,933	39%	7,108,895	38%	7,094,769	38%
Commercial real estate — investor	3,530,370	18%	3,495,791	18%	3,276,733	17%	3,234,266	17%	3,183,352	17%
Real estate construction	1,314,431	7%	1,285,573	6%	1,184,398	6%	1,162,145	6%	1,124,280	6%
Commercial real estate lending	4,844,801	25%	4,781,364	24%	4,461,131	23%	4,396,411	23%	4,307,632	23%
Total commercial	12,459,036	63%	12,405,086	63%	11,890,064	62%	11,505,306	61%	11,402,401	61%
Residential mortgage	6,034,166	30%	6,035,720	30%	5,944,457	31%	5,783,267	31%	5,682,178	31%
Home equity revolving lines of credit	851,382	4%	861,311	4%	867,860	4%	883,759	5%	883,573	5%
Home equity loans junior liens	100,212	1%	107,460	1%	115,134	1%	122,043	1%	130,892	1%
Home equity	951,594	5%	968,771	5%	982,994	5%	1,005,802	6%	1,014,465	6%
Other consumer	399,209	2%	405,709	2%	409,725	2%	419,968	2%	425,729	2%
Total consumer	7,384,969	37%	7,410,200	37%	7,337,176	38%	7,209,037	39%	7,122,372	39%
Total loans	$19,844,005	100%	$19,815,286	100%	$19,227,240	100%	$18,714,343	100%	$18,524,773	100%
Commercial real estate - investor and Real estate construction loan detail:
Farmland	$6,530	—%	$6,181	—%	$5,557	—%	$7,135	—%	$9,645	—%
Multi-family	1,030,976	29%	1,076,549	31%	974,051	30%	932,360	29%	921,456	29%
Non-owner occupied	2,492,864	71%	2,413,061	69%	2,297,125	70%	2,294,771	71%	2,252,251	71%
Commercial real estate — investor	$3,530,370	100%	$3,495,791	100%	$3,276,733	100%	$3,234,266	100%	$3,183,352	100%
1-4 family construction	$330,250	25%	$353,244	27%	$320,984	27%	$309,396	27%	$315,538	28%
All other construction	984,181	75%	932,329	73%	863,414	73%	852,749	73%	808,742	72%
Real estate construction	$1,314,431	100%	$1,285,573	100%	$1,184,398	100%	$1,162,145	100%	$1,124,280	100%

•
Commercial and business lending was $7.6 billion and represented 38% of total loans at September 30, 2016, an increase of $505 million (7%) from December 31, 2015 and an increase of $519 million (7%) from September 30, 2015.

•
Commercial real estate lending totaled $4.8 billion at September 30, 2016 and represented 25% of total loans, an increase of $448 million (10%) from December 31, 2015 and an increase of $537 million (12%) from September 30, 2015.

•
Consumer loans were $7.4 billion and represented 37% of total loans at September 30, 2016, an increase of $176 million (2%) from December 31, 2015 and an increase of $263 million (4%) from September 30, 2015.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2015 and the first nine months of 2016. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2016, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending:
The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses and lease financing. At September 30, 2016, the largest industry group within the commercial and business lending category was the manufacturing sector which represented 7% of total loans and 18% of the total commercial and business lending portfolio. The next largest industry group within the commercial and business lending category included the finance and insurance portfolio, which represented 5% of total loans and represented 13% of the total commercial and business lending portfolio, followed by the power and utilities portfolio, which represented 5% of total loans and represented 12% of the total commercial and business lending portfolio. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under “Oil and gas lending” below. The oil and gas portfolio represented less than 4% of total loans at September 30, 2016.
Oil and gas lending:
The Corporation provides reserve based loans to oil and gas exploration and production firms. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diverse by product line with approximately 60% in oil and 40% in gas at September 30, 2016. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.

The following table summarizes information about the Corporation's oil and gas loan portfolio.
TABLE 6: Oil and Gas Loan Portfolio

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ in Millions)
Pass	$351	$387	$402	$522	$587
Special mention	47	64	75	86	74
Potential problem	171	176	150	124	84
Nonaccrual	127	129	129	20	13
Total oil and gas related loans	$696	$756	$756	$752	$758
Quarter net charge offs	$22	$19	$13	$—	$—
Oil and gas related allowance	$38	$42	$49	$42	$29
Oil and gas related allowance ratio	5.5%	5.6%	6.5%	5.6%	3.8%
The Corporation proactively risk grades and reserves accordingly against the oil and gas loan portfolio. Lower market pricing and increased market volatility has led to downward migration within the portfolio. At September 30, 2016, nonaccrual oil and gas related loans totaled approximately $127 million, representing 18% of the oil and gas loan portfolio, an increase of $107 million from December 31, 2015. Potential problem oil and gas related loans totaled approximately $171 million at September 30, 2016, compared to $124 million at December 31, 2015. The increase in nonaccrual and potential problem oil and gas related loans was primarily due to downgrades associated with the issuance of revised regulatory guidance, as well as the negative outlook for a near term oil and gas price recovery. The allowance for loan losses on oil and gas related loans was $38 million at September 30, 2016 compared to $42 million December 31, 2015.
Commercial real estate - investor:
Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types. At September 30, 2016, the largest property type exposures within the commercial real estate-investor portfolio were loans secured by multi-family properties which represented 5% of total loans and 29% of the total commercial real estate-investor portfolio and loans secured by retail properties which represented 5% of total loans and 28% of the total commercial real estate-investor portfolio. The remaining commercial real estate-investor portfolio is spread over various other property types, none of which exceed 5% of total loans. Credit risk is managed in a similar manner to commercial and business lending by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.
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

TABLE 7: Commercial Loan Maturity Distribution and Interest Rate Sensitivity

	Maturity (1)
September 30, 2016	Within 1 Year (2)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,760,243	$692,962	$268,352	$6,721,557	54%
Commercial real estate — investor	2,151,190	1,292,605	86,575	3,530,370	28%
Commercial real estate — owner occupied	333,692	424,067	134,919	892,678	7%
Real estate construction	1,033,765	252,316	28,350	1,314,431	11%
Total	$9,278,890	$2,661,950	$518,196	$12,459,036	100%
Fixed rate	$4,163,696	$926,300	$271,336	$5,361,332	43%
Floating or adjustable rate	5,115,194	1,735,650	246,860	7,097,704	57%
Total	$9,278,890	$2,661,950	$518,196	$12,459,036	100%
Percent by maturity distribution	75%	21%	4%	100%

(1)	Based upon scheduled principal repayments.

(2)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $7.1 billion (57%) at September 30, 2016. Including the $4.2 billion of fixed rate loans due within one year, 90% of the commercial loan portfolio noted above matures, re-prices, or resets within one year. Of the fixed rate loans due within one year, 95% have an original maturity within one year.
Residential mortgage:
Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. At September 30, 2016, the residential mortgage portfolio was comprised of $1.5 billion of fixed-rate residential real estate mortgages and $4.5 billion of variable-rate residential real estate mortgages, compared to $1.6 billion of fixed-rate mortgages and $4.2 billion variable-rate mortgages at December 31, 2015. During the third quarter of 2016, the Corporation sold $239 million of portfolio loans generating gross gains of $9 million. The residential mortgage portfolio is focused primarily in our three-state branch footprint, with approximately 89% of the outstanding loan balances in our branch footprint at September 30, 2016. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, agency conforming, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation may retain certain fixed-rate residential real estate mortgages in its loan portfolio, including some jumbo mortgages and CRA-related mortgages.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity:
Home equity consists of both home equity lines of credit and closed-end home equity loans, approximately 22% are first lien positions. Home equity loans and lines in a junior position at September 30, 2016 included approximately 40% for which the Corporation also owned or serviced the related first lien loan and approximately 60% where the Corporation did not service the related first lien loan.
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

Based upon outstanding balances at September 30, 2016, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
TABLE 8: Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% of Total
Less than 5 years	$44,365	5%
5 — 10 years	215,540	25%
Over 10 years	591,477	70%
Total home equity revolving lines of credit	$851,382	100%

Other consumer:
Other consumer consists of student loans, as well as short-term and other personal installment loans and credit cards. The Corporation had $221 million and $249 million of student loans at September 30, 2016, and December 31, 2015, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

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
TABLE 9: Nonperforming Assets

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ in Thousands)
Nonperforming assets:
Commercial and industrial	$205,902	$193,439	$197,115	$93,575	$60,184
Commercial real estate — owner occupied	6,995	9,635	9,443	8,049	13,368
Commercial and business lending	212,897	203,074	206,558	101,624	73,552
Commercial real estate — investor	8,028	11,528	12,330	8,643	6,921
Real estate construction	864	957	840	940	997
Commercial real estate lending	8,892	12,485	13,170	9,583	7,918
Total commercial	221,789	215,559	219,728	111,207	81,470
Residential mortgage	53,475	52,300	52,212	51,482	51,957
Home equity revolving lines of credit	9,462	8,797	8,822	9,917	8,060
Home equity loans junior liens	4,885	5,566	5,250	5,327	5,581
Home equity	14,347	14,363	14,072	15,244	13,641
Other consumer	300	380	383	325	386
Total consumer	68,122	67,043	66,667	67,051	65,984
Total nonaccrual loans	289,911	282,602	286,395	178,258	147,454
Commercial real estate owned	9,758	7,473	9,695	7,942	9,242
Residential real estate owned	3,006	4,391	4,689	4,768	3,788
Bank properties real estate owned	1,735	1,805	1,672	1,859	710
Other real estate owned (“OREO”)	14,499	13,669	16,056	14,569	13,740
Total nonperforming assets (“NPAs”)	$304,410	$296,271	$302,451	$192,827	$161,194
Commercial real estate-investor & Real estate construction nonaccrual loans detail:
Multi-family	$448	$115	$415	$2	$2
Non-owner occupied	7,580	11,413	11,915	8,641	6,919
Commercial real estate — investor	$8,028	$11,528	$12,330	$8,643	$6,921
1-4 family construction	$94	$153	$274	$314	$337
All other construction	770	804	566	626	660
Real estate construction	$864	$957	$840	$940	$997
Accruing loans past due 90 days or more:
Commercial	$254	$248	$217	$249	$178
Consumer	1,257	1,246	1,412	1,399	1,306
Total accruing loans past due 90 days or more	$1,511	$1,494	$1,629	$1,648	$1,484
Restructured loans (accruing):
Commercial	$53,410	$57,251	$57,980	$59,595	$55,006
Consumer	26,660	26,175	27,617	27,768	27,803
Total restructured loans (accruing)	$80,070	$83,426	$85,597	$87,363	$82,809
Nonaccrual restructured loans (included in nonaccrual loans)	$31,758	$34,841	$35,232	$37,684	$36,583
Ratios:
Nonaccrual loans to total loans	1.46%	1.43%	1.49%	0.95%	0.80%
NPAs to total loans plus OREO	1.53%	1.49%	1.57%	1.03%	0.87%
NPAs to total assets	1.04%	1.02%	1.07%	0.70%	0.59%
Allowance for loan losses to nonaccrual loans	93%	95%	97%	154%	178%

TABLE 9: Nonperforming Assets (continued)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ in Thousands)
Accruing loans 30-89 days past due:
Commercial and industrial	$950	$2,124	$2,901	$1,011	$3,296
Commercial real estate — owner occupied	869	193	520	7,142	2,018
Commercial and business lending	1,819	2,317	3,421	8,153	5,314
Commercial real estate — investor	630	2,715	1,072	291	1,218
Real estate construction	402	524	415	296	373
Commercial real estate lending	1,032	3,239	1,487	587	1,591
Total commercial	2,851	5,556	4,908	8,740	6,905
Residential mortgage	6,697	7,382	3,594	4,930	4,811
Home equity revolving lines of credit	4,137	6,075	3,582	5,559	6,142
Home equity loans junior liens	1,336	1,655	2,222	2,360	2,423
Home equity	5,473	7,730	5,804	7,919	8,565
Other consumer	2,046	1,895	1,682	1,870	1,723
Total consumer	14,216	17,007	11,080	14,719	15,099
Total accruing loans 30-89 days past due	$17,067	$22,563	$15,988	$23,459	$22,004
Commercial real estate-investor & Real estate construction accruing loans 30-89 days past due detail:
Farmland	$—	$—	$—	$—	$66
Multi-family	613	668	324	108	114
Non-owner occupied	17	2,047	748	183	1,038
Commercial real estate — investor	$630	$2,715	$1,072	$291	$1,218
1-4 family construction	$—	$157	$—	$27	$28
All other construction	402	367	415	269	345
Real estate construction	$402	$524	$415	$296	$373
Potential problem loans:
Commercial and industrial	$351,290	$379,818	$328,464	$233,130	$192,174
Commercial real estate — owner occupied	47,387	45,671	41,107	35,706	41,466
Commercial and business lending	398,677	425,489	369,571	268,836	233,640
Commercial real estate — investor	36,765	25,081	25,385	25,944	23,633
Real estate construction	1,929	2,117	2,422	3,919	2,354
Commercial real estate lending	38,694	27,198	27,807	29,863	25,987
Total commercial	437,371	452,687	397,378	298,699	259,627
Residential mortgage	3,226	3,953	3,488	2,796	3,966
Home equity revolving lines of credit	46	62	48	48	141
Home equity loans junior liens	32	32	161	174	86
Home equity	78	94	209	222	227
Total consumer	3,304	4,047	3,697	3,018	4,193
Total potential problem loans	$440,675	$456,734	$401,075	$301,717	$263,820
Nonaccrual Loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7, “Loans,” of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at September 30, 2016 was 1.46%, as compared to 0.80% at September 30, 2015 and 0.95% at December 31, 2015. See also sections “Credit Risk” and “Allowance for Credit Losses.”
Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at September 30, 2016 were relatively unchanged from both September 30, 2015 and December 31, 2015.

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
Other Real Estate Owned: Other real estate owned was $14 million at September 30, 2016 and September 30, 2015, compared to $15 million at December 31, 2015. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
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
The methodology used for the allocation of the allowance for loan losses at September 30, 2016 and December 31, 2015 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. Management allocates the allowance for loan losses by pools of risk within each loan portfolio. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks.

During the second quarter of 2016, in conjunction with the annual stress testing processes and continual review of the allowance for loan losses methodology, the Corporation further segmented its commercial and industrial loan portfolio into more refined risk categories. Specifically, the Corporation isolated certain mortgage warehouse lines structured as repurchase facilities as we own the underlying mortgage loan; thus, the inherent risk is lower in these transactions. As a result, the loss factors for these mortgage warehouse lines were updated to align more closely with those of similar portfolio mortgage loans, resulting in a $6 million reduction to the allowance for credit losses during the second quarter of 2016. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
TABLE 10: Allowance for Credit Losses

	YTD
	September 30, 2016	September 30, 2015	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$274,264	$266,302	$267,780	$277,370	$274,264	$262,536	$261,538
Provision for loan losses	51,000	18,500	20,000	11,000	20,000	19,500	9,000
Charge offs	(74,830)	(39,539)	(28,964)	(24,621)	(21,245)	(12,741)	(11,732)
Recoveries	19,106	17,273	10,724	4,031	4,351	4,969	3,730
Net charge offs	(55,724)	(22,266)	(18,240)	(20,590)	(16,894)	(7,772)	(8,002)
Balance at end of period	$269,540	$262,536	$269,540	$267,780	$277,370	$274,264	$262,536
Allowance for Unfunded Commitments:
Balance at beginning of period	$24,400	$24,900	$27,400	$24,400	$24,400	$23,900	$24,900
Provision for unfunded commitments	4,000	(1,000)	1,000	3,000	—	500	(1,000)
Balance at end of period	$28,400	$23,900	$28,400	$27,400	$24,400	$24,400	$23,900
Allowance for credit losses(A)	$297,940	$286,436	$297,940	$295,180	$301,770	$298,664	$286,436
Provision for credit losses(B)	$55,000	$17,500	$21,000	$14,000	$20,000	$20,000	$8,000
Net loan (charge offs) recoveries:
Commercial and industrial	$(49,907)	$(13,280)	$(16,407)	$(18,564)	$(14,936)	$(4,586)	$(4,709)
Commercial real estate — owner occupied	(217)	(1,433)	(154)	(20)	(43)	(291)	504
Commercial and business lending	(50,124)	(14,713)	(16,561)	(18,584)	(14,979)	(4,877)	(4,205)
Commercial real estate — investor	115	177	(564)	(560)	1,239	(665)	(496)
Real estate construction	(269)	1,378	(22)	(219)	(28)	140	(38)
Commercial real estate lending	(154)	1,555	(586)	(779)	1,211	(525)	(534)
Total commercial	(50,278)	(13,158)	(17,147)	(19,363)	(13,768)	(5,402)	(4,739)
Residential mortgage	(2,529)	(3,845)	(540)	(757)	(1,232)	(714)	(1,562)
Home equity revolving lines of credit	(591)	(1,999)	36	275	(902)	(294)	(533)
Home equity loans junior liens	(113)	(899)	89	42	(244)	(623)	(358)
Home equity	(704)	(2,898)	125	317	(1,146)	(917)	(891)
Other consumer	(2,213)	(2,365)	(678)	(787)	(748)	(739)	(810)
Total consumer	(5,446)	(9,108)	(1,093)	(1,227)	(3,126)	(2,370)	(3,263)
Total net charge offs	$(55,724)	$(22,266)	$(18,240)	$(20,590)	$(16,894)	$(7,772)	$(8,002)
Commercial real estate-investor and Real estate construction net charge off detail:
Multi-family	$(2)	$(39)	$—	$—	$(2)	$—	$(35)
Non-owner occupied	117	216	(564)	(560)	1,241	(665)	(461)
Commercial real estate — investor	$115	$177	$(564)	$(560)	$1,239	$(665)	$(496)
1-4 family construction	$(33)	$515	$—	$16	$(49)	$235	$31
All other construction	(236)	863	(22)	(235)	21	(95)	(69)
Real estate construction	$(269)	$1,378	$(22)	$(219)	$(28)	$140	$(38)
Ratios:
Allowance for loan losses to total loans	1.36%	1.42%	1.36%	1.35%	1.44%	1.47%	1.42%
Allowance for loan losses to net charge offs (Annualized)	3.6x	8.8x	3.7x	3.2x	4.1x	8.9x	8.3x

(A)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(B)	Includes the provision for loan losses and the provision for unfunded commitments.
TABLE 11: Annualized net (charge offs) recoveries (A)

	YTD
(in basis points)	September 30, 2016	September 30, 2015	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015

Net loan (charge offs) recoveries:
Commercial and industrial	(103)	(29)	(98)	(114)	(97)	(31)	(31)
Commercial real estate — owner occupied	(3)	(19)	(7)	(1)	(2)	(12)	21
Commercial and business lending	(91)	(28)	(87)	(100)	(85)	(28)	(24)
Commercial real estate — investor	N\M	1	(6)	(7)	15	(8)	(6)
Real estate construction	(3)	17	(1)	(7)	(1)	5	(1)
Commercial real estate lending	N\M	5	(5)	(7)	11	(5)	(5)
Total commercial	(56)	(16)	(55)	(64)	(48)	(19)	(17)
Residential mortgage	(6)	(9)	(3)	(5)	(8)	(5)	(11)
Home equity revolving lines of credit	(9)	(30)	2	13	(41)	(13)	(24)
Home equity loans junior liens	(14)	(81)	34	15	(83)	(195)	(104)
Home equity	(10)	(38)	5	13	(46)	(36)	(35)
Other consumer	(72)	(73)	(67)	(78)	(72)	(69)	(75)
Total consumer	(10)	(18)	(6)	(7)	(17)	(13)	(18)
Total net charge offs	(38)	(16)	(36)	(42)	(36)	(17)	(17)
Commercial real estate-investor and Real estate construction net charge off detail:
Multi-family	N\M	(1)	N\M	N\M	N\M	N\M	(2)
Non-owner occupied	1	1	(9)	(9)	21	(11)	(8)
Commercial real estate — investor	N\M	1	(6)	(7)	15	(8)	(6)
1-4 family construction	(1)	22	N\M	2	(6)	29	4
All other construction	(4)	16	(1)	(11)	1	(5)	(3)
Real estate construction	(3)	17	(1)	(7)	(1)	5	(1)

(A)	Annualized ratio of net charge offs to average loans by loan type.
N/M = Not Meaningful
At September 30, 2016, the allowance for credit losses was $298 million, compared to $286 million at September 30, 2015 and $299 million at December 31, 2015. At September 30, 2016, the allowance for loan losses to total loans was 1.36% and covered 93% of nonaccrual loans, compared to 1.42% and 178%, respectively, at September 30, 2015 and 1.47% and 154%, respectively, at December 31, 2015. Management believes the level of allowance for loan losses to be appropriate at September 30, 2016 and 2015 and December 31, 2015.
Key contributors to the increase in the allowance for credit losses and the related provision for credit losses during the first nine months of 2016 were:

•
Net charge offs of $56 million for the first nine months of 2016 increased $33 million from the comparable period in 2015, primarily due to the charge off of three large oil and gas related credits. See Tables 10 and 11 for additional information regarding the activity in the allowance for loan losses.

•
Total loans increased $1.1 billion (6%) during the first nine months of 2016, including a $505 million (7%) increase in commercial and business lending, a $448 million (10%) increase in commercial real estate lending, and a $176 million (2%) increase in total consumer. Compared to September 30, 2015, total loans increased $1.3 billion (7%), including a $537 million (12%) increase in commercial real estate lending, a $519 million (7%) increase in commercial and business lending and a $263 million (4%) increase in total consumer. See section “Loans” for additional information on the changes in the loan portfolio and see section “Credit Risk” for discussion about credit risk management for each loan type.

•
Total nonaccrual loans increased $112 million from year-end 2015 primarily due to the risk migration of oil and gas related credits. Nonaccrual loans increased $142 million from September 30, 2015, also principally related to the risk migration within the oil and gas loan portfolio. See also Note 7, “Loans,” of the notes to consolidated financial statements and section “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned” for additional disclosures on the changes in asset quality.

•
Potential problem loans increased $139 million from December 31, 2015 and increased $177 million from September 30, 2015, primarily due to the risk migration on general commercial and oil and gas related credits. See Table 9 for additional information on the changes in potential problem loans.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $38 million at September 30, 2016, compared to $42 million at December 31, 2015 and $29 million at September 30, 2015. See also Oil and gas lending with the "Credit Risk" section for additional information.

•	The allowance for unfunded commitments of $28 million increased $4 million during the first nine months of 2016, driven by risk rating migration and new volumes.
Deposits and Customer Funding
TABLE 12: Period End Deposit and Customer Funding Composition

($ in Thousands)	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,337,677	24%	$5,039,336	25%	$5,272,685	26%	$5,562,466	27%	$4,657,261	23%
Savings	1,441,187	7%	1,451,801	7%	1,426,951	7%	1,334,420	6%	1,346,407	6%
Interest-bearing demand	4,548,390	21%	3,789,138	19%	3,698,941	18%	3,445,000	17%	3,416,429	17%
Money market	8,894,357	41%	8,448,543	42%	8,718,841	42%	9,102,977	43%	9,516,503	46%
Brokered CDs	44,373	—%	46,268	—%	41,440	—%	42,443	—%	42,689	—%
Other time	1,481,728	7%	1,517,764	7%	1,526,602	7%	1,520,359	7%	1,579,106	8%
Total deposits	$21,747,712	100%	$20,292,850	100%	$20,685,460	100%	$21,007,665	100%	$20,558,395	100%
Customer funding	477,607		464,880		508,262		383,568		524,630
Total deposits and customer funding	$22,225,319		$20,757,730		$21,193,722		$21,391,233		$21,083,025
Network transaction deposits (1)	$3,730,513		$3,141,214		$3,399,054		$3,174,911		$3,207,867
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$18,450,433		$17,570,248		$17,753,228		$18,173,879		$17,832,469
Time deposits of more than $250,000	$149,214		$151,133		$144,294		$127,120		$169,146
(1) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•
Total deposits increased $740 million (4%) from December 31, 2015, primarily due to an increase in interest-bearing demand deposits. Total deposits increased $1.2 billion (6%) from September 30, 2015, primarily due to an increase in noninterest-bearing and interest-bearing demand deposits.

•	Non-maturity deposits, which excludes brokered CDs and other time deposits, accounted for 93% of our total deposits at September 30, 2016.

•
Included in the above amounts were $3.7 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 17% of total deposits at September 30, 2016.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2016, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

The Corporation maintains diverse and readily available liquidity sources:

•
Investment securities are an important tool to the Corporation’s liquidity objective, and can be pledged or sold to enhance liquidity, if necessary. See also Note 6, “Investment Securities,” of the notes to consolidated financial statements for additional information on the Corporation's investment securities portfolio, including investment securities pledged.

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of September 30, 2016, the Bank had $2.8 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2016, the Bank had $1.7 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $91 million was outstanding as of September 30, 2016.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital are also funding sources for the Parent Company.

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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at September 30, 2016 are displayed below.
TABLE 13: Credit Ratings

	Moody’s	S&P*
Bank short-term deposits	P-1	-
Bank long-term	A1	BBB+
Corporation short-term	P-2	-
Corporation long-term	Baa1	BBB
Outlook	Negative	Stable
* - Standard and Poor's
For the nine months ended September 30, 2016, net cash provided by operating and financing activities was $408 million and $1.2 billion, respectively, while investing activities used net cash of $1.5 billion, for a net increase in cash and cash equivalents of $137 million since year-end 2015. During the first nine months of 2016, assets increased to $29.2 billion (up $1.4 billion or 5%) compared to year-end 2015, primarily due to an increase in loans. On the funding side, deposits and short-term funding increased $740 million and $406 million, respectively. The Corporation also repurchased $20 million of common stock and paid cash dividends to stockholders of $56 million during the first nine months of 2016.
For the nine months ended September 30, 2015, net cash provided by operating and financing activities was $224 million and $427 million, respectively, while investing activities used net cash of $1.3 billion, for a net decrease in cash and cash equivalents of $622 million since year-end 2014. During the first nine months of 2015, loans and investment securities increased $931 million and $207 million, respectively. On the funding side, deposits increased $1.8 billion, while long-term funding decreased $1.2 billion. The Corporation also repurchased $93 million of common stock and paid cash dividends to stockholders of $51 million during the first nine months of 2015.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first nine months of 2016.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand net interest income ("NII") at risk, interest rate sensitive earnings at risk ("EAR"), and market value of equity ("MVE") at risk. These measures show that our interest rate risk profile was slightly asset sensitive at September 30, 2016.
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
TABLE 14: Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months
	Dynamic Forecast September 30, 2016	Static Forecast September 30, 2016	Dynamic Forecast December 31, 2015	Static Forecast December 31, 2015
Instantaneous Rate Change
100 bp increase in interest rates	1.9%	2.0%	1.6%	2.1%
200 bp increase in interest rates	3.6%	3.8%	3.0%	4.4%

At September 30, 2016, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates.

TABLE 15: Market Value of Equity Sensitivity

	September 30, 2016	December 31, 2015
Instantaneous Rate Change
100 bp increase in interest rates	(1.9)%	(1.7)%
200 bp increase in interest rates	(4.6)%	(3.7)%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
TABLE 16: Contractual Obligations and Other Commitments

September 30, 2016	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$821,101	$458,912	$241,128	$4,960	$1,526,101
Short-term funding	1,240,093	—	—	—	1,240,093
Long-term funding	10	1,865,021	648,990	247,614	2,761,635
Operating leases	10,417	18,635	15,931	17,968	62,951
Commitments to extend credit	4,017,722	2,881,736	1,321,510	149,462	8,370,430
Total	$6,089,343	$5,224,304	$2,227,559	$420,004	$13,961,210
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2016, is included in Note 10, “Derivative and Hedging Activities,” of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, “Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings,” of the notes to consolidated financial statements. See also Note 9, “Short and Long-Term Funding,” of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 16 summarizes significant contractual obligations and other commitments at September 30, 2016, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Capital
TABLE 17: Capital Ratios

	3Q16	2Q16	1Q16	4Q15	3Q15
	($ in Thousands)
Risk-based Capital (1)
Common equity Tier 1	$1,983,770	$1,940,704	$1,902,593	$1,897,944	$1,865,289
Tier 1 capital	2,142,779	2,059,661	2,021,125	2,016,861	1,983,612
Total capital	2,656,648	2,573,941	2,526,653	2,515,861	2,481,661
Total risk-weighted assets	21,264,972	21,168,161	20,453,744	19,929,963	19,866,379
Common equity Tier 1 capital ratio	9.33%	9.17%	9.30%	9.52%	9.39%
Tier 1 capital ratio	10.08%	9.73%	9.88%	10.12%	9.98%
Total capital ratio	12.49%	12.16%	12.35%	12.62%	12.49%
Tier 1 leverage ratio	7.64%	7.43%	7.55%	7.60%	7.53%
Selected Equity and Performance Ratios
Stockholders’ equity / assets	10.62%	10.43%	10.58%	10.60%	10.76%
Return on average assets	0.74%	0.69%	0.62%	0.62%	0.72%

(1)
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

TABLE 18: Non-GAAP Measures

	YTD Sep 2016	YTD Sep 2015	3Q16	2Q16	1Q16	4Q15	3Q15
	( $ in Thousands)
Selected Equity and Performance Ratios (1) (2)
Tangible common equity / tangible assets			6.92%	6.85%	6.89%	6.85%	6.97%
Return on average equity	6.47%	6.76%	7.03%	6.19%	5.76%	5.77%	6.72%
Return on average tangible common equity	9.83%	10.38%	10.68%	10.04%	8.72%	8.78%	10.35%
Return on average Common equity Tier 1	9.66%	10.32%	10.52%	9.86%	8.55%	8.60%	10.20%
Tangible Common Equity Reconciliation (1)
Common equity			$2,937,186	$2,909,946	$2,862,151	$2,815,867	$2,832,418
Goodwill and other intangible assets, net			(987,853)	(988,378)	(988,917)	(985,302)	(985,822)
Tangible common equity			$1,949,333	$1,921,568	$1,873,234	$1,830,565	$1,846,596
Tangible Assets Reconciliation (1)
Total assets			$29,152,764	$29,038,699	$28,178,867	$27,711,835	$27,463,766
Goodwill and other intangible assets, net			(987,853)	(988,378)	(988,917)	(985,302)	(985,822)
Tangible assets			$28,164,911	$28,050,321	$27,189,950	$26,726,533	$26,477,944
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation (1) (2)
Common equity	$2,876,407	$2,792,371	$2,910,691	$2,868,772	$2,849,382	$2,819,267	$2,797,630
Goodwill and other intangible assets, net	(988,664)	(981,392)	(988,171)	(988,699)	(989,127)	(985,605)	(986,360)
Tangible common equity	1,887,743	1,810,979	1,922,520	1,880,073	1,860,255	1,833,662	1,811,270
Less: Accumulated other comprehensive income / loss	678	(13,550)	(2,616)	1,365	3,320	4,266	(6,601)
Less: Deferred tax assets/deferred tax liabilities, net	32,474	23,183	32,712	31,803	32,906	34,199	32,767
Average common equity Tier 1	$1,920,895	$1,820,612	$1,952,616	$1,913,241	$1,896,481	$1,872,127	$1,837,436
Efficiency Ratio Reconciliation (3)
Federal Reserve efficiency ratio	67.51%	69.78%	64.40%	69.34%	69.01%	70.49%	68.85%
Fully tax-equivalent adjustment	(1.32)%	(1.38)%	(1.21)%	(1.36)%	(1.37)%	(1.52)%	(1.38)%
Other intangible amortization	(0.20)%	(0.34)%	(0.19)%	(0.21)%	(0.20)%	(0.21)%	(0.36)%
Fully tax-equivalent efficiency ratio	65.99%	68.06%	63.00%	67.77%	67.44%	68.76%	67.11%

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

Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At September 30, 2016, the capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 17.
During the first nine months of 2016, the Corporation repurchased over 1 million shares of common stock for $20 million or an average cost of $17.10 per share. On September 15, 2016, the Corporation completed the issuance of 4 million depositary shares each representing a 1/40th interest in a share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, for net proceeds of $97 million. In addition, on September 15, 2016, the Corporation redeemed all remaining depositary shares (2.4 million shares) each representing a 1/40th interest in a share of the 8.00% Non-Cumulative Perpetual Preferred Series B Stock for $58 million. See Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds," for additional information on the shares repurchased during the third quarter of 2016. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Sequential Quarter Results
The Corporation reported net income of $54 million for the third quarter of 2016, compared to net income of $49 million for the second quarter of 2016. Net income available to common equity was $52 million for the third quarter of 2016 or net income of $0.34 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2016, was $47 million, or net income of $0.31 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2016 was $184 million, $2 million higher than the second quarter of 2016. The Federal funds target rate remained constant at 0.50%. The net interest margin was 2.77% for the third quarter of 2016, down 4 bp from 2.81% for the second quarter of 2016. Average earning assets increased $466 million to $26.4 billion in the third quarter of 2016, with average loans up $411 million. On the funding side, average interest-bearing deposits were up $923 million (primarily due to an increase in interest-bearing demand deposits and money market deposits) (see Table 2) while average short and long-term funding was down $700 million (primarily due to the reduction in short-term FHLB advances).
The provision for credit losses was $21 million for the third quarter of 2016, up $7 million from the second quarter of 2016 (see Table 10). See discussion under sections, “Provision for Credit Losses,” “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and “Allowance for Credit Losses.”
Noninterest income for the third quarter of 2016 increased $13 million (16%) to $95 million versus the second quarter of 2016. Fee-based revenue decreased $1 million (2%) from the second quarter of 2016, primarily due to a decrease in insurance commissions. Net mortgage banking income increased to $18 million in third quarter of 2016 versus $4 million in second quarter of 2016, primarily due to gross gains of $9 million on portfolio loan sales during the third quarter of 2016. Capital market fees were $7 million for the third quarter of 2016, an increase of $3 million compared to the second quarter of 2016, due to higher syndication and interest rate-related derivative activity (see Table 3).
Noninterest expense increased $1 million (1%) to $175 million for the third quarter of 2016. Personnel expense was $104 million for the third quarter of 2016, up $2 million (2%) from the second quarter of 2016, and included $1 million of severance. Occupancy expense increased $2 million (16%) primarily due to a lease termination charge related to planned consolidation of office space in Chicago. All remaining noninterest expense categories on a combined basis decreased $3 million compared to second quarter of 2016 (see Table 4).

For the third quarter of 2016, the Corporation recognized income tax expense of $24 million, compared to income tax expense of $21 million for second quarter of 2016. The effective tax rate was 30.52% and 30.39% for the third quarter of 2016 and the second quarter of 2016, respectively.
Comparable Third Quarter Results
The Corporation reported net income of $54 million for the third quarter of 2016, compared to $49 million for the third quarter of 2015. Net income available to common equity was $52 million for the third quarter of 2016, or net income of $0.34 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2015, was $47 million, or net income of $0.31 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2016 was $184 million, $8 million higher than the third quarter of 2015. The Federal funds target rate was 0.50% in third quarter of 2016 compared to 0.25% for third quarter of 2015. The net interest margin between the comparable quarters was down 5 bp, to 2.77% in the third quarter of 2016. Average earning assets increased $1.6 billion to $26.4 billion in the third quarter of 2016, with average loans up $1.6 billion (predominantly due to increases in commercial and residential mortgage loans). On the funding side, average interest-bearing deposits increased $522 million and noninterest-bearing demand deposits were up $588 million from the third quarter of 2015. Average short and long-term funding increased $411 million (primarily FHLB advances, which was partially offset by the early redemption of $430 million of senior notes) (see Table 2).
The provision for credit losses was $21 million for the third quarter of 2016, up $13 million from the third quarter of 2015 (see Table 10). See discussion under sections, “Provision for Credit Losses,” “Nonaccrual Loans, Potential Problem Loans, and Other Real Estate Owned,” and “Allowance for Credit Losses.”
Noninterest income for the third quarter of 2016 increased $15 million (19%) to $95 million versus the third quarter of 2015. Net mortgage banking income increased $12 million, predominantly due to gross gains of $9 million on portfolio loan sales during the third quarter of 2016. Fee-based revenue increased $2 million primarily in insurance commissions. Capital market fees were $7 million for the third quarter of 2016, an increase of $5 million compared to the third quarter of 2015, due to higher syndication and interest rate-related derivative activity (see Table 3).
On a comparable quarter basis, noninterest expense increased $4 million (2%) to $175 million for the third quarter of 2016. Personnel expense was $104 million for the third quarter of 2016, up $3 million (3%) from the third quarter of 2015. FDIC expense was $9 million, up $3 million from the third quarter of 2015, reflecting growth in criticized and risk-weighted assets. All remaining noninterest expense categories on a combined were down $2 million compared to third quarter of 2015 (see Table 4).
The Corporation recognized income tax expense of $24 million for the third quarter of 2016, compared to income tax expense of $22 million for third quarter of 2015. The effective tax rate was 30.52% and 30.36% for the third quarter of 2016 and 2015, respectively.
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
Year to Date Segment Review
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $87 million for the first nine months of 2016, up $2 million compared to $85 million for the first nine months of 2015. Segment revenue increased $12 million to $278 million for the first nine months of 2016 compared to $266 million for the first nine months of 2015, primarily due to higher net interest income from the growth in average loan balances and the interest rate increase at the end of 2015. The credit provision increased $9 million to $39 million during the first nine months of 2016 due to loan growth and a decrease in loan credit quality in the oil and gas portfolio. Average loan balances were $10.1 billion for the first nine months of 2016, up $725 million from the first nine months of 2015. Average deposit balances were $5.9 billion for the first nine months of 2016, up $176 million from the first nine months of 2015. Average allocated capital increased $97 million to $1.1 billion for the first nine months of 2016 reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $50 million for the first nine months of 2016, relatively unchanged from the first nine months of 2015. Segment revenue increased $4 million to $465 million for the first nine months of 2016, primarily due to a $7 million increase in insurance commissions, which was partially offset by a $2 million decrease in trust service fees. Noninterest expense increased $5 million to $371 million for the first nine months of 2016, primarily due to a $3 million increase in legal and professional fees. Average loan balances were $9.3 billion for the first nine months of 2016, up $567 million from the first nine months of 2015. Average deposits were $11.3 billion for the first nine months of 2016, up $534 million from the first nine months of 2015. Average allocated capital decreased $9 million to $631 million for the first nine months of 2016.
The Risk Management and Shared Services segment had net income of $9 million for the first nine months of 2016, down $2 million compared to $11 million for the first nine months of 2015. Net interest income increased $14 million primarily due to an increase in the volume of funding provided to the Corporate and Commercial Specialty segment (as loan growth exceeded deposit growth within this segment), as well as a higher interest rate charged on this funding due to the interest rate increase at the end of 2015. Noninterest income increased $8 million primarily due to an increase in proceeds from BOLI policy redemptions of $3 million, net gains on the sale of assets of $3 million and net gains on the sale of investment securities of $2 million. The credit provision improved $30 million. Average earning asset balances were $6.5 billion for the first nine months of 2016, up $182 million from an average balance of $6.3 billion for the first nine months of 2015, primarily in investment securities. Average deposits were $3.5 billion for the first nine months of 2016, up $386 million from the first nine months of 2015. Average allocated capital increased to $226 million for the first nine months of 2016.

Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $32 million for the third quarter of 2016, up $5 million from the comparable quarter in 2015. Segment revenue increased $7 million compared to third quarter of 2015, primarily due to higher net interest income from the growth in average loan balances. Average loan balances were $10.4 billion for the third quarter of 2016, up $969 million from an average balance of $9.5 billion for third quarter of 2015. Average deposit balances were $6.2 billion for the third quarter of 2016, up $183 million from the comparable quarter of 2015. Average allocated capital increased $103 million to $1.1 billion for third quarter of 2016, reflecting the increase in the segment's loan balances.
The Community, Consumer, and Business Banking segment had net income of $21 million for the third quarter of 2016, up $5 million compared to $16 million for third quarter of 2015. Segment revenue increased $13 million to $166 million for the third quarter of 2016, primarily due to gross gains of $9 million on portfolio loan sales during the third quarter of 2016. Total noninterest expense for third quarter of 2016 was $127 million, up $5 million from the comparable quarter of 2015. Average loan balances were $9.4 billion for the third quarter of 2016, up $496 million from the comparable quarter of 2015. Average deposits were $11.5 billion for the third quarter of 2016, up $557 million from average deposits of $11.0 billion for the comparable quarter of 2015.
The Risk Management and Shared Services segment had net income of $501,000 for the third quarter of 2016, down $5 million from the comparable quarter in 2015. Net interest income increased $4 million primarily due to an increase in the volume of funding provided to the Corporate and Commercial Specialty segment (as loan growth exceeded deposit growth within this segment), as well as a higher interest rate charged on this funding due to the interest rate increase at the end of 2015.The credit provision increased $13 million due to loan growth and a decrease in loan credit quality. Average earning asset balances were $6.6 billion for third quarter of 2016, up $137 million from the comparable quarter of 2015, and average deposits were $3.7 billion for third quarter of 2016, up $370 million versus the comparable quarter of 2015.
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
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at September 30, 2016, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $11 million (or 18%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $9 million (or 16%) higher. However, the Corporation's potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $3 million at September 30, 2016. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing right asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated financial statements. See Note 8, "Goodwill and Other Intangible Assets," of the notes to consolidated financial statements and section "Noninterest Income."
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
In August 2016, the FASB issued an amendment to provide clarification on where to classify cash flows involving certain cash receipts and cash payments. Under the new guidance, cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. The new guidance also details the specific classification of contingent consideration cash payments made after a business combination depending on the timing of payments. Lastly, cash proceeds received from corporate owned life insurance policies (including BOLI) should be classified as cash inflows from investing, while the cash payments for the premiums may be classified as cash outflows for investing, operating, or a combination of both. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented. Early adoption is permitted, including in an interim period; however, all of the amendments must be adopted in the same period. The Corporation intends to adopt the accounting standard during the first quarter of 2018, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In June 2016, the FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Corporation intends to adopt the accounting standard, as required, and is currently evaluating the impact on its results of operations, financial position, and liquidity.
In March 2016, the FASB issued an amendment involving several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Entities should apply the amendment related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Entities should apply the amendment related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement retrospectively. The amendment requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2017, as required, with no material impact on its results of operations, financial position, and liquidity.
In March 2016, the FASB issued an amendment to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Entities should apply the amendment prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Corporation intends to adopt the accounting standard during the first quarter of 2017, as required, with no material impact on its results of operations, financial position, and liquidity.
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
Recent Developments
On October 25, 2016, the Board of Directors declared a regular quarterly cash dividend of $0.12 per common share, payable on December 15, 2016, to shareholders of record at the close of business on December 1, 2016. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Perpetual Preferred Stock and a regular quarterly cash dividend of $0.3359375 per depositary share on Associated Banc-Corp’s 5.375% Series D Perpetual Preferred Stock payable on December 15, 2016, to shareholders of record at the close of business on December 1, 2016. These cash dividends have not been reflected in the accompanying consolidated financial statements.

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
As of September 30, 2016 the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2016. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II -	OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth in Part I, Item I under Note 12, "Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings."

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Corporation’s monthly common stock and depositary share purchases during the third quarter of 2016. For additional discussion on the Corporation's common stock and depositary share purchases, see section “Capital” included under Part I, Item 2 of this document.

Common Stock Purchases:
	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2016 - July 31, 2016	—	$—	—	—
August 1, 2016 - August 31, 2016	—	—	—	—
September 1, 2016 - September 30, 2016	—	—	—	—
Total	—	$—	—	—

(a)
During the third quarter of 2016, the Corporation repurchased approximately 13,000 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the authorization described below.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $88 million remained available to repurchase as of September 30, 2016. Using the closing stock price on September 30, 2016 of $19.59, a total of approximately 4.5 million shares of common stock remained available to be repurchased under the previously approved Board authorization as of September 30, 2016.

Series B Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
July 1, 2016 - July 31, 2016	—	$—	—	—
August 1, 2016 - August 31, 2016	—	—	—	—
September 1, 2016 - September 30, 2016	—	—	—	—
Total	—	$—	—	—

(a)
In 2011, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 8.00% Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”). On September 15, 2016, the Corporation redeemed all remaining depositary shares of the Corporation’s Series B Preferred Stock.

Series C Preferred Stock Depositary Share Purchases:
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
July 1, 2016 - July 31, 2016	—	$—	—	—
August 1, 2016 - August 31, 2016	—	—	—	—
September 1, 2016 - September 30, 2016	—	—	—	—
Total	—	$—	—	—

(a)
In June 2015, the Corporation issued 2,600,000 depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”). On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Series C Preferred Stock. As of September 30, 2016, $10 million remained available under this repurchase authorization as the Corporation has not yet repurchased any of the Series C Preferred Stock under this authorization. Using the closing price on September 30, 2016 of $26.41, a total of approximately 379,000 shares remained available to be repurchased under the previously approved Board authorization as of September 30, 2016.

ITEM 6.	Exhibits
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
Exhibit (3.5), Certificate Related to Series A Preferred Stock dated August 15, 2016, incorporated by reference to Exhibit (3.1) to the Corporation’s Current Report on Form 8-K filed on August 16, 2016.
Exhibit (3.6), Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, dated September 12, 2016, incorporated by reference to Exhibit (3.1, 4.1) to the Corporation’s Current Report on Form 8-K filed on September 15, 2016.
Exhibit (4.1), Deposit Agreement among Associated Banc-Corp, Wells Fargo Bank, N.A., and the holders from time to time of the Depositary Receipts described therein, and Form of Depositary Receipt, dated as of September 15, 2016, incorporated by reference to Exhibit (4.2) to the Corporation’s Current Report on Form 8-K filed on September 15, 2016.
Exhibit (11), Statement regarding computation of per share earnings. The information required by this item is set forth in Part I, Item I under Note 4, "Earnings Per Common Share."
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

ASSOCIATED BANC-CORP
(Registrant)

Date: October 27, 2016	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: October 27, 2016	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer and Principal Accounting Officer