Form 10-Q
period 2017-03-31
ASSOCIATED BANC-CORP
filed 2017-04-27
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Yes  ☐        No  ☑

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 26, 2017, was 152,319,854.

ASSOCIATED BANC-CORP

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
ASSETS
Cash and due from banks	$332,601	$446,558
Interest-bearing deposits in other financial institutions	337,167	149,175
Federal funds sold and securities purchased under agreements to resell	19,700	46,500
Investment securities held to maturity, at amortized cost	1,554,843	1,273,536
Investment securities available for sale, at fair value	4,300,490	4,680,226
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	139,273	140,001
Residential loans held for sale(1)	34,051	108,010
Commercial loans held for sale	2,901	12,474
Loans	20,147,683	20,054,716
Allowance for loan losses	(282,672)	(278,335)
Loans, net	19,865,011	19,776,381
Premises and equipment, net	332,884	330,315
Goodwill	972,006	971,951
Mortgage servicing rights, net	60,702	61,476
Other intangible assets	15,026	15,377
Trading assets	49,306	52,398
Other assets	1,093,896	1,074,937
Total assets	$29,109,857	$29,139,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$5,338,212	$5,392,208
Interest-bearing deposits	16,489,823	16,496,240
Total deposits	21,828,035	21,888,448
Federal funds purchased and securities sold under agreements to repurchase	650,188	508,347
Other short-term funding	430,679	583,688
Long-term funding	2,761,955	2,761,795
Trading liabilities	47,561	51,103
Accrued expenses and other liabilities	246,645	254,622
Total liabilities	25,965,063	26,048,003
Stockholders’ equity
Preferred equity	159,929	159,929
Common equity:
Common stock	1,630	1,630
Surplus	1,469,744	1,459,498
Retained earnings	1,709,514	1,695,764
Accumulated other comprehensive income (loss)	(56,344)	(54,679)
Treasury stock, at cost	(139,679)	(170,830)
Total common equity	2,984,865	2,931,383
Total stockholders’ equity	3,144,794	3,091,312
Total liabilities and stockholders’ equity	$29,109,857	$29,139,315
Preferred shares issued	165,000	165,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	163,030,209	163,030,209
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	9,296,566	10,909,362

(1)
Effective January 1, 2017, residential loans originated for sale are accounted for under the fair value option. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 3 to the Notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
	2017	2016
	(In Thousands, except per share data)
INTEREST INCOME
Interest and fees on loans	$173,649	$159,656
Interest and dividends on investment securities:
Taxable	23,475	25,516
Tax-exempt	8,129	7,830
Other interest	1,536	1,067
Total interest income	206,789	194,069
INTEREST EXPENSE
Interest on deposits	16,924	11,766
Interest on Federal funds purchased and securities sold under agreements to repurchase	515	296
Interest on other short-term funding	1,080	515
Interest on long-term funding	7,996	9,505
Total interest expense	26,515	22,082
NET INTEREST INCOME	180,274	171,987
Provision for credit losses	9,000	20,000
Net interest income after provision for credit losses	171,274	151,987
NONINTEREST INCOME
Trust service fees	11,935	11,447
Service charges on deposit accounts	16,356	16,273
Card-based and other nondeposit fees	12,465	11,991
Insurance commissions	21,620	21,382
Brokerage and annuity commissions	4,333	3,794
Mortgage banking, net	4,579	4,204
Capital market fees, net	3,883	3,538
Bank owned life insurance income	2,615	4,770
Asset gains (losses), net	(234)	524
Investment securities gains, net	—	3,098
Other	2,279	2,171
Total noninterest income	79,831	83,192
NONINTEREST EXPENSE
Personnel expense	104,419	101,398
Occupancy	15,219	13,802
Equipment	5,485	5,446
Technology	14,420	14,264
Business development and advertising	5,835	8,211
Other intangible amortization	513	504
Loan expense	2,620	3,221
Legal and professional fees	4,166	5,025
Foreclosure / OREO expense, net	1,505	1,877
FDIC expense	8,000	7,750
Other	11,509	12,473
Total noninterest expense	173,691	173,971
Income before income taxes	77,414	61,208
Income tax expense	21,144	18,674
Net income	56,270	42,534
Preferred stock dividends	2,330	2,198
Net income available to common equity	$53,940	$40,336
Earnings per common share:
Basic	$0.36	$0.27
Diluted	$0.35	$0.27
Average common shares outstanding:
Basic	150,815	148,601
Diluted	153,869	149,454

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in Thousands)
Net income	$56,270	$42,534
Other comprehensive income, net of tax:
Investment securities available for sale:
Net unrealized gains	3,152	60,422
Net unrealized losses on available for sale securities transferred to held to maturity securities	(5,264)	—
Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities	(1,027)	(1,572)
Reclassification adjustment for net gains realized in net income	—	(3,098)
Income tax (expense) benefit	1,195	(21,275)
Other comprehensive income (loss) on investment securities available for sale	(1,944)	34,477
Defined benefit pension and postretirement obligations:
Amortization of prior service cost	(38)	13
Amortization of actuarial losses	488	482
Income tax expense	(171)	(189)
Other comprehensive income on pension and postretirement obligations	279	306
Total other comprehensive income (loss)	(1,665)	34,783
Comprehensive income	$54,605	$77,317

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2015	$121,379	$1,642	$1,458,522	$1,593,239	$(32,616)	$(204,920)	$2,937,246
Comprehensive income:
Net income	—	—	—	42,534	—	—	42,534
Other comprehensive income	—	—	—	—	34,783	—	34,783
Comprehensive income							77,317
Common stock issued:
Stock-based compensation plans, net	—	—	613	(17,271)	—	18,863	2,205
Purchase of common stock returned to authorized but unissued	—	(12)	(19,995)	—	—	—	(20,007)
Purchase of treasury stock	—	—	—	—	—	(2,792)	(2,792)
Cash dividends:
Common stock, $0.11 per share	—	—	—	(16,409)	—	—	(16,409)
Preferred stock	—	—	—	(2,198)	—	—	(2,198)
Purchase of preferred stock	(1,032)	—	—	(60)	—	—	(1,092)
Stock-based compensation expense, net	—	—	8,066	—	—	—	8,066
Tax impact of stock-based compensation	—	—	162	—	—	—	162
Balance, March 31, 2016	$120,347	$1,630	$1,447,368	$1,599,835	$2,167	$(188,849)	$2,982,498
Balance, December 31, 2016	$159,929	$1,630	$1,459,498	$1,695,764	$(54,679)	$(170,830)	$3,091,312
Comprehensive income:
Net income	—	—	—	56,270	—	—	56,270
Other comprehensive income	—	—	—	—	(1,665)	—	(1,665)
Comprehensive income							54,605
Common stock issued:
Stock-based compensation plans, net	—	—	868	(21,822)	—	38,894	17,940
Purchase of treasury stock	—	—	—	—	—	(7,743)	(7,743)
Cash dividends:
Common stock, $0.12 per share	—	—	—	(18,368)	—	—	(18,368)
Preferred stock	—	—	—	(2,330)	—	—	(2,330)
Stock-based compensation expense, net	—	—	8,344	—	—	—	8,344
Other	—	—	1,034	—	—	—	1,034
Balance, March 31, 2017	$159,929	$1,630	$1,469,744	$1,709,514	$(56,344)	$(139,679)	$3,144,794
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
	($ in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,270	$42,534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9,000	20,000
Depreciation and amortization	11,505	11,060
Addition to valuation allowance on mortgage servicing rights, net	217	909
Amortization of mortgage servicing rights	2,477	2,874
Amortization of other intangible assets	513	504
Amortization and accretion on earning assets, funding, and other, net	8,215	10,692
Tax impact of stock based compensation	3,486	162
Gain on sales of investment securities, net	—	(3,098)
Asset (gains) losses, net	234	(524)
(Gain) loss on mortgage banking activities, net	5,171	(3,106)
Mortgage loans originated and acquired for sale	(101,280)	(193,849)
Proceeds from sales of mortgage loans held for sale	196,578	221,764
Increase in interest receivable	(761)	(5,180)
Decrease in interest payable	(185)	(6,121)
Commercial loans held for sale	(2,155)	(30,089)
Net change in other assets and other liabilities	(19,532)	(46,160)
Net cash provided by operating activities	169,753	22,372
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(113,051)	(531,891)
Purchases of:
Available for sale securities	(163,442)	(182,895)
Held to maturity securities	(2,655)	(28,570)
Federal Home Loan Bank and Federal Reserve Bank stocks	(58,362)	(34,613)
Premises, equipment, and software, net of disposals	(13,586)	(70,685)
Other assets	(5,433)	(1,226)
Proceeds from:
Sales of available for sale securities	—	119,379
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	59,090	—
Prepayments, calls, and maturities of available for sale investment securities	231,019	180,458
Prepayments, calls, and maturities of held to maturity investment securities	22,916	15,029
Sales, prepayments, calls, and maturities of other assets	3,293	9,566
Net cash paid in acquisition	(217)	(685)
Net cash used in investing activities	(40,428)	(526,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(60,413)	(322,205)
Net increase (decrease) in short-term funding	(11,168)	582,992
Repayment of long-term funding	(8)	(430,010)
Proceeds from issuance of long-term funding	—	615,000
Proceeds from issuance of common stock for stock-based compensation plans	17,940	2,205
Purchase of preferred stock	—	(1,092)
Purchase of common stock returned to authorized but unissued	—	(20,007)
Purchase of treasury stock for tax withholding	(7,743)	(2,792)
Cash dividends on common stock	(18,368)	(16,409)
Cash dividends on preferred stock	(2,330)	(2,198)
Net cash provided (used) by financing activities	(82,090)	405,484
Net increase (decrease) in cash and cash equivalents	47,235	(98,277)
Cash and cash equivalents at beginning of period	642,233	473,685
Cash and cash equivalents at end of period	$689,468	$375,408
Supplemental disclosures of cash flow information:
Cash paid for interest	$26,531	$28,041
Cash paid for income taxes	1,052	1,167
Loans and bank premises transferred to other real estate owned	921	3,160
Capitalized mortgage servicing rights	1,920	1,856
Loans transferred into held for sale from portfolio, net	13,905	—
Acquisition:
Fair value of assets acquired, including cash and cash equivalents	—	522
Fair value ascribed to goodwill and intangible assets	217	4,119
Fair value of liabilities assumed	—	1,423
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Corporation's 2016 Annual Report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
Note 2 Acquisitions
During the first quarter of 2017, the Corporation completed a small insurance acquisition to complement its existing insurance and benefits related products and services provided by Associated Benefits and Risk Consulting ("ABRC"). The Corporation recorded goodwill of $55,000 and other intangibles of $162,000 related to the insurance acquisition.
During the first quarter of 2016, the Corporation completed two small insurance acquisitions to complement its existing insurance and benefits related products and services provided by ABRC. The Corporation recorded goodwill of $3 million and other intangibles of $1 million related to these insurance acquisitions.
See Note 8 for additional information on goodwill and other intangible assets.

Note 3 Summary of Significant Accounting Policies
Accounting Policy Elections
Effective January 1, 2017, residential mortgage loans that are classified as held for sale are accounted using the fair value option method of accounting. The Corporation has elected the fair value option to mitigate accounting mismatches between held for sale loan valuations and corresponding derivative commitments. Prior to January 1, 2017, residential mortgage loans that were classified as held for sale were accounted for at the lower of cost or market method (“LOCOM”) of accounting.

New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2017-08 Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities
The amendments of the new standard require that certain purchased callable debt securities held at a premium be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity.
		1st Quarter 2017	The Corporation early adopted with no material impact on results of operations, financial position, or liquidity.
ASU 2017-03 Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)
The standard states that ASUs which have not been adopted yet, the registrant needs to determine the potential effects (if material) of those ASUs on the financial statements when adopted and include the appropriate disclosures in the financial statements. If the impact of adoption is unknown or cannot be estimated, the registrant should include a statement noting this and consider adding qualitative disclosures to the financial statements to assist the reader in evaluating the impact of the ASUs, when adopted, on the financial statements.
		1st Quarter 2017	No material impact on results of operations, financial position, or liquidity.
ASU 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control
The FASB issued an amendment to address how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity.
		1st Quarter 2017	No material impact on results of operations, financial position, or liquidity.
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
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

4th Quarter 2016
The Corporation early adopted the accounting standard and recognized a $1 million reduction in income taxes for the excess tax benefits on stock-based compensation. The remaining provisions of this accounting standard did not have a material impact.

ASU 2016-07 Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
The FASB issued an amendment to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. Entities should apply the amendment prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
		1st Quarter 2017	No material impact on results of operations, financial position, or liquidity.

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

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income	$56,270	$42,534
Preferred stock dividends	(2,330)	(2,198)
Net income available to common equity	$53,940	$40,336
Common shareholder dividends	(18,251)	(16,203)
Unvested share-based payment awards	(117)	(206)
Undistributed earnings	$35,572	$23,927
Undistributed earnings allocated to common shareholders	35,294	23,686
Undistributed earnings allocated to unvested share-based payment awards	278	241
Undistributed earnings	$35,572	$23,927
Basic
Distributed earnings to common shareholders	$18,251	$16,203
Undistributed earnings allocated to common shareholders	35,294	23,686
Total common shareholders earnings, basic	$53,545	$39,889
Diluted
Distributed earnings to common shareholders	$18,251	$16,203
Undistributed earnings allocated to common shareholders	35,294	23,686
Total common shareholders earnings, diluted	$53,545	$39,889
Weighted average common shares outstanding	150,815	148,601
Effect of dilutive common stock awards	3,054	853
Diluted weighted average common shares outstanding	153,869	149,454
Basic earnings per common share	$0.36	$0.27
Diluted earnings per common share	$0.35	$0.27
Anti-dilutive common stock options of approximately 500,000 and 3 million for the three months ended March 31, 2017 and 2016, respectively, were excluded from the earnings per common share calculation. Warrants to purchase approximately 4 million shares were outstanding for the three months ended March 31, 2016, but excluded from the calculation of diluted earnings per common shares as the effect would have been anti-dilutive.
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

The following assumptions were used in estimating the fair value for options granted in the first three months of 2017 and full year 2016.

	2017	2016
Dividend yield	2.00%	2.50%
Risk-free interest rate	2.00%	2.00%
Weighted average expected volatility	25.00%	25.00%
Weighted average expected life	5.5 years	5.5 years
Weighted average per share fair value of options	$5.30	$3.36
A summary of the Corporation’s stock option activity for the three months ended March 31, 2017 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2016	6,357,843	$17.67	6.10	$47,902
Granted	799,558	$25.61
Exercised	(1,038,549)	16.28
Forfeited or expired	(432,001)	33.74
Outstanding at March 31, 2017	5,686,851	$18.07	7.00	$37,180
Options Exercisable at March 31, 2017	3,153,070	$16.47	5.59	$25,258
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2017, the intrinsic value of stock options exercised was approximately $10 million. For the three months ended March 31, 2016, the intrinsic value of the stock options exercised was $420,000. The total fair value of stock options vested was $3 million for both the three months ended March 31, 2017 and March 31, 2016. The Corporation recognized compensation expense for the vesting of stock options of $1 million for both the three months ended March 31, 2017 and March 31, 2016. Included in compensation expense for 2017 was approximately $450,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At March 31, 2017, the Corporation had $7 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2020.
The following table summarizes information about the Corporation’s restricted stock activity for the three months ended March 31, 2017.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	2,377,380	$17.40
Granted	729,135	25.59
Vested	(788,033)	17.87
Forfeited	(52,838)	17.92
Outstanding at March 31, 2017	2,265,644	$19.86
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Performance-based restricted stock awards granted during 2016 and 2017 will vest ratably over a three year period, while service-based restricted stock awards granted during 2016 and 2017 will vest ratably over a four year period. Expense for restricted stock awards of approximately $7 million were recorded for both the three months ended March 31, 2017 and March 31, 2016. Included in compensation expense for 2017 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $30 million of unrecognized compensation costs related to restricted stock awards at March 31, 2017, that is expected to be recognized over the remaining requisite service periods that extend predominantly through the fourth quarter 2020.
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

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,004	$1	$—	$1,005
Residential mortgage-related securities:
FNMA / FHLMC	575,826	15,710	(1,117)	590,419
GNMA	2,063,054	1,837	(25,065)	2,039,826
Private-label	1,118	—	(16)	1,102
GNMA commercial mortgage-related securities	1,696,287	145	(33,095)	1,663,337
Other securities (debt and equity)	4,718	94	(11)	4,801
Total investment securities available for sale	$4,342,007	$17,787	$(59,304)	$4,300,490
Investment securities held to maturity:
Obligations of state and political subdivisions (municipal securities)	$1,131,526	$7,150	$(9,479)	$1,129,197
Residential mortgage-related securities:
FNMA / FHLMC	38,829	403	(727)	38,505
GNMA	88,256	146	(762)	87,640
GNMA commercial mortgage-related securities	296,232	5,005	(6,257)	294,980
Total investment securities held to maturity	$1,554,843	$12,704	$(17,225)	$1,550,322

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale:
U. S. Treasury securities	$1,000	$—	$—	$1,000
Residential mortgage-related securities:
FNMA / FHLMC	625,234	17,298	(2,602)	639,930
GNMA	2,028,301	1,372	(25,198)	2,004,475
Private-label	1,134	1	(14)	1,121
GNMA commercial mortgage-related securities	2,064,508	356	(35,966)	2,028,898
Other securities (debt and equity)	4,718	105	(21)	4,802
Total investment securities available for sale	$4,724,895	$19,132	$(63,801)	$4,680,226
Investment securities held to maturity:
Municipal securities	$1,145,843	$3,868	$(12,036)	$1,137,675
Residential mortgage-related securities:
FNMA / FHLMC	37,697	439	(693)	37,443
GNMA	89,996	216	(656)	89,556
Total investment securities held to maturity	$1,273,536	$4,523	$(13,385)	$1,264,674

The amortized cost and fair values of investment securities available for sale and held to maturity at March 31, 2017, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,500	$3,489	$41,148	$32,101
Due after one year through five years	2,204	2,205	252,007	259,468
Due after five years through ten years	—	—	248,861	250,081
Due after ten years	—	—	589,510	587,547
Total debt securities	5,704	5,694	1,131,526	1,129,197
Residential mortgage-related securities:
FNMA / FHLMC	575,826	590,419	38,829	38,505
GNMA	2,063,054	2,039,826	88,256	87,640
Private-label	1,118	1,102	—	—
GNMA commercial mortgage-related securities	1,696,287	1,663,337	296,232	294,980
Equity securities	18	112	—	—
Total investment securities	$4,342,007	$4,300,490	$1,554,843	$1,550,322
Ratio of Fair Value to Amortized Cost		99.0%		99.7%
During the first quarter of 2017, the Corporation reclassified approximately $300 million of GNMA commercial mortgage-related securities from available for sale to held to maturity. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity. Management expects to continue transferring investment securities from available for sale to held to maturity throughout 2017.

	Three Months Ended March 31,
	2017	2016
	($ in Thousands)
Gross gains	$—	$3,287
Gross losses	—	(189)
Investment securities gains, net	$—	$3,098
Proceeds from sales of investment securities	$—	$119,379
Investment securities with a carrying value of approximately $2.1 billion and $1.8 billion at March 31, 2017, and December 31, 2016, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2017.

	Less than 12 months			12 months or more			Total
March 31, 2017	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Residential mortgage-related securities:
FNMA / FHLMC	13	$(1,117)	$216,103	—	$—	$—	$(1,117)	$216,103
GNMA	56	(25,065)	1,638,688	—	—	—	(25,065)	1,638,688
Private-label	—	—	—	1	(16)	1,100	(16)	1,100
GNMA commercial mortgage-related securities	73	(15,538)	1,214,494	19	(17,557)	368,724	(33,095)	1,583,218
Other securities (debt and equity)	3	(11)	1,489	—	—	—	(11)	1,489
Total	145	$(41,731)	$3,070,774	20	$(17,573)	$369,824	$(59,304)	$3,440,598
Investment securities held to maturity:
Municipal securities	538	$(9,407)	$342,534	4	$(72)	$1,778	$(9,479)	$344,312
Residential mortgage-related securities:
FNMA / FHLMC	16	(480)	19,969	1	(247)	5,785	(727)	25,754
GNMA	38	(762)	62,494	—	—	—	(762)	62,494
GNMA commercial mortgage-related securities	9	(4,369)	255,424	2	(1,888)	39,556	(6,257)	294,980
Total	601	$(15,018)	$680,421	7	$(2,207)	$47,119	$(17,225)	$727,540
For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.

	Less than 12 months			12 months or more			Total
December 31, 2016	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale:
Residential mortgage-related securities:
FNMA / FHLMC	14	$(2,602)	$244,252	—	$—	$—	$(2,602)	$244,252
GNMA	54	(25,198)	1,723,523	—	—	—	(25,198)	1,723,523
Private-label	—	—	—	1	(14)	1,119	(14)	1,119
GNMA commercial mortgage-related securities	74	(16,445)	1,427,889	21	(19,521)	429,258	(35,966)	1,857,147
Other securities (debt and equity)	3	(21)	1,479	—	—	—	(21)	1,479
Total	145	$(44,266)	$3,397,143	22	$(19,535)	$430,377	$(63,801)	$3,827,520
Investment securities held to maturity:
Municipal securities	700	$(11,937)	$414,186	4	$(99)	$1,752	$(12,036)	$415,938
Residential mortgage-related securities:
FNMA / FHLMC	14	(441)	17,477	1	(252)	6,031	(693)	23,508
GNMA	39	(656)	64,633	—	—	—	(656)	64,633
Total	753	$(13,034)	$496,296	5	$(351)	$7,783	$(13,385)	$504,079
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

Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2017, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At March 31, 2017, and December 31, 2016, the Corporation had FHLB stock of $64 million and $65 million, respectively. The Corporation had Federal Reserve Bank stock of $75 million at both March 31, 2017 and December 31, 2016, respectively.
Note 7 Loans
The period end loan composition was as follows.

	March 31, 2017	December 31, 2016
	($ in Thousands)
Commercial and industrial	$6,300,646	$6,489,014
Commercial real estate — owner occupied	878,391	897,724
Commercial and business lending	7,179,037	7,386,738
Commercial real estate — investor	3,415,355	3,574,732
Real estate construction	1,553,205	1,432,497
Commercial real estate lending	4,968,560	5,007,229
Total commercial	12,147,597	12,393,967
Residential mortgage	6,715,282	6,332,327
Home equity	911,969	934,443
Other consumer	372,835	393,979
Total consumer	8,000,086	7,660,749
Total loans	$20,147,683	$20,054,716
The following table presents commercial and consumer loans by credit quality indicator at March 31, 2017.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,816,591	$100,234	$218,930	$164,891	$6,300,646
Commercial real estate - owner occupied	793,177	8,295	58,994	17,925	878,391
Commercial and business lending	6,609,768	108,529	277,924	182,816	7,179,037
Commercial real estate - investor	3,336,105	21,760	49,217	8,273	3,415,355
Real estate construction	1,541,779	38	10,141	1,247	1,553,205
Commercial real estate lending	4,877,884	21,798	59,358	9,520	4,968,560
Total commercial	11,487,652	130,327	337,282	192,336	12,147,597
Residential mortgage	6,658,070	874	2,155	54,183	6,715,282
Home equity	897,452	1,085	220	13,212	911,969
Other consumer	372,064	511	—	260	372,835
Total consumer	7,927,586	2,470	2,375	67,655	8,000,086
Total	$19,415,238	$132,797	$339,657	$259,991	$20,147,683

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2016.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,937,119	$141,328	$227,196	$183,371	$6,489,014
Commercial real estate - owner occupied	805,871	17,785	64,524	9,544	897,724
Commercial and business lending	6,742,990	159,113	291,720	192,915	7,386,738
Commercial real estate - investor	3,491,217	14,236	51,228	18,051	3,574,732
Real estate construction	1,429,083	105	2,465	844	1,432,497
Commercial real estate lending	4,920,300	14,341	53,693	18,895	5,007,229
Total commercial	11,663,290	173,454	345,413	211,810	12,393,967
Residential mortgage	6,275,162	1,314	5,615	50,236	6,332,327
Home equity	919,740	1,588	114	13,001	934,443
Other consumer	393,161	562	—	256	393,979
Total consumer	7,588,063	3,464	5,729	63,493	7,660,749
Total	$19,251,353	$176,918	$351,142	$275,303	$20,054,716
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies.
For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits that are performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at March 31, 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,133,822	$752	$923	$258	$164,891	$6,300,646
Commercial real estate - owner occupied	859,496	500	470	—	17,925	878,391
Commercial and business lending	6,993,318	1,252	1,393	258	182,816	7,179,037
Commercial real estate - investor	3,405,960	920	202	—	8,273	3,415,355
Real estate construction	1,551,527	393	38	—	1,247	1,553,205
Commercial real estate lending	4,957,487	1,313	240	—	9,520	4,968,560
Total commercial	11,950,805	2,565	1,633	258	192,336	12,147,597
Residential mortgage	6,653,856	4,238	3,005	—	54,183	6,715,282
Home equity	894,245	3,406	1,106	—	13,212	911,969
Other consumer	369,455	1,013	645	1,462	260	372,835
Total consumer	7,917,556	8,657	4,756	1,462	67,655	8,000,086
Total	$19,868,361	$11,222	$6,389	$1,720	$259,991	$20,147,683

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at March 31, 2017 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $194 million or 75% were current with respect to payment at March 31, 2017.

The following table presents loans by past due status at December 31, 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,303,994	$965	$448	$236	$183,371	$6,489,014
Commercial real estate - owner occupied	886,796	968	416	—	9,544	897,724
Commercial and business lending	7,190,790	1,933	864	236	192,915	7,386,738
Commercial real estate - investor	3,555,750	431	500	—	18,051	3,574,732
Real estate construction	1,431,284	264	105	—	844	1,432,497
Commercial real estate lending	4,987,034	695	605	—	18,895	5,007,229
Total commercial	12,177,824	2,628	1,469	236	211,810	12,393,967
Residential mortgage	6,273,949	7,298	844	—	50,236	6,332,327
Home equity	915,593	4,265	1,584	—	13,001	934,443
Other consumer	389,157	2,471	718	1,377	256	393,979
Total consumer	7,578,699	14,034	3,146	1,377	63,493	7,660,749
Total	$19,756,523	$16,662	$4,615	$1,613	$275,303	$20,054,716

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2016 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $224 million or 81% were current with respect to payment at December 31, 2016.

The following table presents impaired loans at March 31, 2017.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$124,408	$135,061	$26,686	$130,361	$305
Commercial real estate — owner occupied	14,918	16,833	1,766	15,045	113
Commercial and business lending	139,326	151,894	28,452	145,406	418
Commercial real estate — investor	16,018	16,497	319	16,060	371
Real estate construction	1,349	1,663	533	1,369	32
Commercial real estate lending	17,367	18,160	852	17,429	403
Total commercial	156,693	170,054	29,304	162,835	821
Residential mortgage	66,221	71,013	11,860	66,495	588
Home equity	20,775	22,958	9,528	20,964	250
Other consumer	1,301	1,327	192	1,309	6
Total consumer	88,297	95,298	21,580	88,768	844
Total loans(a)	$244,990	$265,352	$50,884	$251,603	$1,665
Loans with no related allowance
Commercial and industrial	$71,335	$75,212	$—	$73,314	$93
Commercial real estate — owner occupied	8,539	9,409	—	8,582	—
Commercial and business lending	79,874	84,621	—	81,896	93
Commercial real estate — investor	6,818	7,219	—	6,853	—
Real estate construction	225	225	—	225	—
Commercial real estate lending	7,043	7,444	—	7,078	—
Total commercial	86,917	92,065	—	88,974	93
Residential mortgage	6,497	7,521	—	6,507	68
Home equity	646	650	—	647	—
Other consumer	—	—	—	—	—
Total consumer	7,143	8,171	—	7,154	68
Total loans(a)	$94,060	$100,236	$—	$96,128	$161
Total
Commercial and industrial	$195,743	$210,273	$26,686	$203,675	$398
Commercial real estate — owner occupied	23,457	26,242	1,766	23,627	113
Commercial and business lending	219,200	236,515	28,452	227,302	511
Commercial real estate — investor	22,836	23,716	319	22,913	371
Real estate construction	1,574	1,888	533	1,594	32
Commercial real estate lending	24,410	25,604	852	24,507	403
Total commercial	243,610	262,119	29,304	251,809	914
Residential mortgage	72,718	78,534	11,860	73,002	656
Home equity	21,421	23,608	9,528	21,611	250
Other consumer	1,301	1,327	192	1,309	6
Total consumer	95,440	103,469	21,580	95,922	912
Total loans(a)	$339,050	$365,588	$50,884	$347,731	$1,826

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 79% of the unpaid principal balance at March 31, 2017.

The following table presents impaired loans at December 31, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$101,770	$107,813	$21,617	$111,211	$2,512
Commercial real estate — owner occupied	6,595	8,641	295	7,111	274
Commercial and business lending	108,365	116,454	21,912	118,322	2,786
Commercial real estate — investor	27,196	27,677	3,541	31,142	2,124
Real estate construction	1,203	1,566	441	1,321	67
Commercial real estate lending	28,399	29,243	3,982	32,463	2,191
Total commercial	136,764	145,697	25,894	150,785	4,977
Residential mortgage	62,362	67,090	11,091	63,825	2,263
Home equity	20,651	22,805	9,312	21,825	1,114
Other consumer	1,235	1,284	186	1,294	29
Total consumer	84,248	91,179	20,589	86,944	3,406
Total loans(a)	$221,012	$236,876	$46,483	$237,729	$8,383
Loans with no related allowance
Commercial and industrial	$113,485	$134,863	$—	$117,980	$1,519
Commercial real estate — owner occupied	8,439	9,266	—	8,759	138
Commercial and business lending	121,924	144,129	—	126,739	1,657
Commercial real estate — investor	6,144	6,478	—	7,092	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	6,144	6,478	—	7,092	—
Total commercial	128,068	150,607	—	133,831	1,657
Residential mortgage	5,974	6,998	—	6,610	184
Home equity	106	107	—	107	4
Other consumer	—	—	—	—	—
Total consumer	6,080	7,105	—	6,717	188
Total loans(a)	$134,148	$157,712	$—	$140,548	$1,845
Total
Commercial and industrial	$215,255	$242,676	$21,617	$229,191	$4,031
Commercial real estate — owner occupied	15,034	17,907	295	15,870	412
Commercial and business lending	230,289	260,583	21,912	245,061	4,443
Commercial real estate — investor	33,340	34,155	3,541	38,234	2,124
Real estate construction	1,203	1,566	441	1,321	67
Commercial real estate lending	34,543	35,721	3,982	39,555	2,191
Total commercial	264,832	296,304	25,894	284,616	6,634
Residential mortgage	68,336	74,088	11,091	70,435	2,447
Home equity	20,757	22,912	9,312	21,932	1,118
Other consumer	1,235	1,284	186	1,294	29
Total consumer	90,328	98,284	20,589	93,661	3,594
Total loans(a)	$355,160	$394,588	$46,483	$378,277	$10,228

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 78% of the unpaid principal balance at December 31, 2016.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The Corporation had a recorded investment of approximately $55 million in loans modified in troubled debt restructurings for the three months ended March 31, 2017, of which approximately $1 million was in accrual status and $54 million was in nonaccrual pending a sustained period of repayment. At March 31, 2017 the commercial and industrial nonaccrual restructured loans increased primarily due to the restructuring of several large oil and gas loans. These loans were included in nonaccrual loans at both March 31, 2017 and December 31, 2016. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	March 31, 2017		December 31, 2016
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$30,852	$52,079	$31,884	$1,276
Commercial real estate — owner occupied	5,532	2,148	5,490	2,220
Commercial real estate — investor	14,563	1,643	15,289	924
Real estate construction	327	170	359	150
Residential mortgage	18,535	20,457	18,100	21,906
Home equity	8,209	2,379	7,756	2,877
Other consumer	1,041	26	979	32
Total	$79,059	$78,902	$79,857	$29,385

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three months ended March 31, 2017 and 2016, respectively, and the recorded investment and unpaid principal balance as of March 31, 2017 and 2016 respectively.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	20	$52,326	$60,546	7	$1,483	$1,522
Commercial real estate — owner occupied	1	204	204	1	125	130
Commercial real estate — investor	1	733	744	—	—	—
Real estate construction	—	—	—	1	10	55
Residential mortgage	16	1,301	1,322	30	2,062	2,124
Home equity	15	347	347	20	818	879
Total	53	$54,911	$63,163	59	$4,498	$4,710

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2017, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2017.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the three months ended March 31, 2017 and 2016, respectively, as well as the recorded investment in these restructured loans as of March 31, 2017 and 2016, respectively.

	Three Months Ended March 31, 2017		Three Month Ended March 31, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Real estate construction	—	$—	1	$10
Residential mortgage	6	383	7	1,151
Home equity	2	26	8	153
Total	8	$409	16	$1,314
All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, is considered in the determination of an appropriate level of the allowance for loan losses.
Allowance for Credit Losses
A summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017, was as follows.

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Charge offs	(9,359)	(5)	(633)	(23)	(297)	(509)	(1,028)	(11,854)
Recoveries	4,991	24	119	34	169	682	172	6,191
Net charge offs	(4,368)	19	(514)	11	(128)	173	(856)	(5,663)
Provision for loan losses	10,509	(2,841)	(3,406)	1,825	3,370	(223)	766	10,000
March 31, 2017	$146,267	$11,212	$41,365	$28,768	$30,288	$20,314	$4,458	$282,672
Allowance for loan losses:
Individually evaluated for impairment	$25,915	$1,541	$99	$—	$810	$—	$—	$28,365
Collectively evaluated for impairment	120,352	9,671	41,266	28,768	29,478	20,314	4,458	254,307
Total allowance for loan losses	$146,267	$11,212	$41,365	$28,768	$30,288	$20,314	$4,458	$282,672
Loans:
Individually evaluated for impairment	$162,788	$17,098	$7,615	$225	$11,086	$647	$—	$199,459
Collectively evaluated for impairment	6,137,858	861,293	3,407,740	1,552,980	6,704,196	911,322	372,835	19,948,224
Total loans	$6,300,646	$878,391	$3,415,355	$1,553,205	$6,715,282	$911,969	$372,835	$20,147,683
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

$ in Thousands	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Charge offs	(71,016)	(512)	(1,504)	(558)	(4,332)	(4,686)	(3,831)	(86,439)
Recoveries	14,543	74	1,624	203	755	3,491	820	21,510
Net charge offs	(56,473)	(438)	120	(355)	(3,577)	(1,195)	(3,011)	(64,929)
Provision for loan losses	66,640	(4,208)	2,147	2,021	2,362	(1,996)	2,034	69,000
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Allowance for loan losses:
Individually evaluated for impairment	$20,836	$—	$3,117	$—	$147	$3	$—	$24,103
Collectively evaluated for impairment	119,290	14,034	42,168	26,932	26,899	20,361	4,548	254,232
Total allowance for loan losses	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Loans:
Individually evaluated for impairment	$180,965	$8,439	$17,322	$—	$7,033	$650	$—	$214,409
Collectively evaluated for impairment	6,308,049	889,285	3,557,410	1,432,497	6,325,294	933,793	393,979	19,840,307
Total loans	$6,489,014	$897,724	$3,574,732	$1,432,497	$6,332,327	$934,443	$393,979	$20,054,716
A summary of the changes in the allowance for unfunded commitments was as follows.

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	($ in Thousands)
Allowance for Unfunded Commitments:
Balance at beginning of period	$25,400	$24,400
Provision for unfunded commitments	(1,000)	1,000
Balance at end of period	$24,400	$25,400
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2016, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2016 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2016 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2016 or the first three months of 2017.
At both March 31, 2017 and December 31, 2016, the Corporation had goodwill of $972 million. Goodwill increased minimally by approximately $55,000 during the first quarter of 2017 as a result of a small insurance acquisition. See Note 2 for additional information on the Corporation's acquisitions.

Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. During the first quarter of 2017, the Corporation added approximately $162,000 of other intangibles relating to customer relationships associated with one small insurance acquisition. See Note 2 for additional information on the Corporation's acquisitions. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	($ in Thousands)
Core deposit intangibles:
Gross carrying amount	$4,385	$4,385
Accumulated amortization	(4,340)	(4,273)
Net book value	$45	$112
Amortization during the year	$67	$281
Other intangibles:
Gross carrying amount	$32,572	$32,410
Accumulated amortization	(17,591)	(17,145)
Net book value	$14,981	$15,265
Additions during the period	$162	$1,012
Amortization during the year	$446	$1,812
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$62,085	$62,150
Additions	1,920	12,262
Amortization	(2,477)	(12,327)
Mortgage servicing rights at end of period	$61,528	$62,085
Valuation allowance at beginning of period	(609)	(809)
(Additions) recoveries, net	(217)	200
Valuation allowance at end of period	(826)	(609)
Mortgage servicing rights, net	$60,702	$61,476
Fair value of mortgage servicing rights	$68,037	$73,149
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,908,799	$7,974,742
Mortgage servicing rights, net to servicing portfolio	0.77%	0.77%
Mortgage servicing rights expense (a)	$2,694	$12,127

(a)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2017. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine months ending December 31, 2017	$45	$1,351	$7,275
2018	—	1,771	8,389
2019	—	1,472	7,100
2020	—	1,355	6,025
2021	—	1,331	5,128
2022	—	1,308	4,385
Beyond 2022	—	6,393	23,226
Total Estimated Amortization Expense	$45	$14,981	$61,528

Note 9 Short and Long-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year) were as follows.

	March 31, 2017	December 31, 2016
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$323,365	$208,150
Securities sold under agreements to repurchase	326,823	300,197
Federal funds purchased and securities sold under agreements to repurchase	$650,188	$508,347
FHLB advances	309,000	482,000
Commercial paper	121,679	101,688
Other short-term funding	430,679	583,688
Total short-term funding	$1,080,867	$1,092,035
Long-Term Funding
FHLB advances	$2,265,180	$2,265,188
Senior notes, at par	250,000	250,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(3,225)	(3,393)
Total long-term funding	2,761,955	2,761,795
Total short and long-term funding	$3,842,822	$3,853,830
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of March 31, 2017, the Corporation pledged agency mortgage-related securities with a fair value of $481 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 are presented in the following table.

	Remaining Contractual Maturity of the Agreements
March 31, 2017	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
Repurchase agreements
Agency mortgage-related securities	$326,823	$—	$—	$—	$326,823
Total	$326,823	$—	$—	$—	$326,823
December 31, 2016
Repurchase agreements
Agency mortgage-related securities	$300,197	$—	$—	$—	$300,197
Total	$300,197	$—	$—	$—	$300,197

Long-Term Funding

FHLB advances: At March 31, 2017, the long-term FHLB advances had a weighted average interest rate of 0.68%, compared to 0.50% at December 31, 2016. The majority of FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation was required to pledge $25 million of investment securities as collateral at March 31, 2017, and pledged $40 million of investment securities as collateral at December 31, 2016. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At March 31, 2017 and December 31, 2016 the Corporation posted no cash collateral for the margin.
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

	March 31, 2017			December 31, 2016
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate-related instruments — customer and mirror	$2,098,658	$31,841	Trading assets	$2,039,323	$33,671	Trading assets
Interest rate-related instruments — customer and mirror	2,098,658	(31,113)	Trading liabilities	2,039,323	(33,188)	Trading liabilities
Foreign currency exchange forwards	83,012	812	Trading assets	109,675	2,002	Trading assets
Foreign currency exchange forwards	80,227	(774)	Trading liabilities	106,251	(1,943)	Trading liabilities
Commodity contracts	301,425	16,653	Trading assets	127,582	16,725	Trading assets
Commodity contracts	300,011	(15,674)	Trading liabilities	128,368	(15,972)	Trading liabilities

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

	March 31, 2017			December 31, 2016
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate lock commitments (mortgage)	291,674	1,803	Other assets	285,345	206	Other assets
Forward commitments (mortgage)	100,750	(373)	Other liabilities	179,600	2,908	Other assets
Purchased options (time deposit)	80,116	2,290	Other assets	80,554	2,576	Other assets
Written options (time deposit)	80,116	(2,290)	Other liabilities	80,554	(2,576)	Other liabilities

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Three Months Ended March 31,
($ in Thousands)		2017	2016
Derivative Instruments:
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$245	$(870)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,597	1,731
Forward commitments (mortgage)	Mortgage banking, net	(3,281)	(2,135)
Foreign currency exchange forwards	Capital market fees, net	(21)	(28)
Commodity contracts	Capital market fees, net	226	—

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

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
March 31, 2017
Derivative assets:
Interest and commodity agreements	$23,374	$—	$23,374	$(19,022)	$(4,352)	$—
Derivative liabilities:
Interest and commodity agreements	$19,022	$—	$19,022	$(19,022)	$—	$—
December 31, 2016
Derivative assets:
Interest and commodity agreements	$18,031	$—	$18,031	$(18,031)	$—	$—
Derivative liabilities:
Interest and commodity agreements	$31,075	$—	$31,075	$(18,031)	$(11,148)	$1,896

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

	March 31, 2017	December 31, 2016
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$8,041,839	$8,131,131
Commercial letters of credit(a)	7,490	7,923
Standby letters of credit(c)	268,612	259,632

(a)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2017 or December 31, 2016.

(b)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

(c)	The Corporation has established a liability of $3 million at both March 31, 2017 and December 31, 2016, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $24 million at March 31, 2017 compared to $25 million at December 31, 2016, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at March 31, 2017, was $111 million, compared to $85 million at December 31, 2016, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $80 million at March 31, 2017, and $69 million at December 31, 2016.

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

A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of Associated Bank (the "Bank"). The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013. On March 2, 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court and remanded the case back to the District Court for further proceedings. On January 31, 2017, the District Court granted the Bank’s motion for summary judgment. The receiver has appealed the District Court’s summary judgment decision to the Eighth Circuit Court of Appeals. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.

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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $112,000 and $2 million during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. The loss reimbursement and settlement claims paid for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively were negligible. Make whole requests during 2016 and the first three months of 2017 generally arose from loans sold during the period of January 1, 2012 to March 31, 2017, which total $9.4 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2017, approximately $6.1 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
	($ in Thousands)
Balance at beginning of period	$900	$1,197
Repurchase provision expense	59	456
Adjustments to provision expense	—	(750)
Charge offs, net	—	(3)
Balance at end of period	$959	$900
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2017, and December 31, 2016, there were approximately $45 million and $62 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2017 and December 31, 2016, there were $92 million and $98 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

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
Residential loans held for sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are now carried at estimated fair value. Effective January 1, 2017, management elected the fair value option to account for all newly originated mortgage loans held for sale which results in the financial impact of changing market conditions being reflected currently in earnings as opposed to being dependent upon the timing of sales. Therefore, the continually adjusted values going forward will better reflect the price the Corporation expects to receive from the sale of such loans. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 fair value measurement.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2017, and December 31, 2016, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Hierarchy	March 31, 2017	December 31, 2016
		($ in Thousands)
Assets:
Investment securities available for sale:
U.S. Treasury securities	Level 1	$1,005	$1,000
Residential mortgage-related securities:
FNMA / FHLMC	Level 2	590,419	639,930
GNMA	Level 2	2,039,826	2,004,475
Private-label	Level 2	1,102	1,121
GNMA commercial mortgage-related securities	Level 2	1,663,337	2,028,898
Other securities (debt and equity)	Level 1	1,601	1,602
Other securities (debt and equity)	Level 2	3,200	3,000
Other securities (debt and equity)	Level 3	—	200
Total investment securities available for sale	Level 1	2,606	2,602
Total investment securities available for sale	Level 2	4,297,884	4,677,424
Total investment securities available for sale	Level 3	—	200
Residential loans held for sale (a)	Level 2	34,051	—
Interest rate-related instruments	Level 2	31,841	33,671
Foreign currency exchange forwards	Level 2	812	2,002
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	1,803	206
Forward commitments to sell residential mortgage loans	Level 3	—	2,908
Commodity contracts	Level 2	16,653	16,725
Purchased options (time deposit)	Level 2	2,290	2,576
Liabilities:
Interest rate-related instruments	Level 2	$31,113	$33,188
Foreign currency exchange forwards	Level 2	774	1,943
Forward commitments to sell residential mortgage loans	Level 3	373	—
Commodity contracts	Level 2	15,674	15,972
Written options (time deposit)	Level 2	2,290	2,576

(a)
Effective January 1, 2017, residential loans originated for sale are accounted for under the fair value option. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 3 to the Notes to the Consolidated Financial Statements.

The table below presents a rollforward of the balance sheet amounts for the three months ended March 31, 2017 and the year ended December 31, 2016, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2015	$200	$1,361
Total net gains included in income:
Mortgage derivative gain	—	1,753
Balance December 31, 2016	$200	$3,114
Total net losses included in income:
Mortgage derivative loss	—	(1,684)
Transfer out of level 3 securities(a)	(200)	—
Balance March 31, 2017	$—	$1,430
(a) During the first quarter of 2017, the $200,000 level 3 investment security was transferred to level 2 based upon new pricing information.

For Level 3 assets and liabilities measured at fair value on a recurring or nonrecurring basis as of March 31, 2017, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At March 31, 2017, the closing ratio was 90%.
Derivative financial instruments (mortgage derivative—forward commitments to sell mortgage loans): Mortgage derivatives include forward commitments do deliver closed end residential mortgage loans into conforming Agency Mortgage Backed Securities (To be Announced, "TBA") or conforming Cash Forward sales. The fair value of such instruments is determined by the difference of current market prices for such traded instruments or available from forward cash delivery commitments and the original traded price for such commitments.

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
Commercial loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
Other real estate owned: Certain other real estate owned, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the other real estate owned, less estimated selling costs. The fair value of other real estate owned, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.
For Level 3, assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2017, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Impaired loans: The Corporation considers a loan impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships that have nonaccrual status or have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note, resulting in an average discount of approximately 20% or less. See Note 7 Loans for additional information regarding the Corporation’s impaired loans.
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
The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate, which were 10.9% and 10.6% at March 31, 2017, respectively. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
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

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
March 31, 2017
Assets:
Commercial loans held for sale (a)	Level 2	$2,901	Provision for credit losses	$—
Impaired loans (c)	Level 3	93,552	Provision for credit losses	(25,785)
Other real estate owned	Level 2	921	Foreclosure / OREO expense, net	(583)
Mortgage servicing rights	Level 3	68,037	Mortgage banking, net	(217)

December 31, 2016
Assets:
Commercial loans held for sale	Level 2	$12,474	Provision for credit losses	$(559)
Residential loans held for sale (b)	Level 2	108,010	Mortgage banking, net	(3,760)
Impaired loans (c)	Level 3	79,270	Provision for credit losses	(75,194)
Other real estate owned	Level 2	9,752	Foreclosure / OREO expense, net	(1,091)
Mortgage servicing rights	Level 3	73,149	Mortgage banking, net	200

(a)
Commercial loans held for sale are carried at the lower of cost or estimated fair value. At March 31, 2017, the estimated fair value exceeded the cost and therefore there was no adjustment recognized in Income.

(b)
Effective January 1, 2017, residential loans originated for sale are accounted for under the fair value option. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 3 to the Notes to the Consolidated Financial Statements.

(c)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.
Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include the fair value analysis in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

		March 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets:
Cash and due from banks	Level 1	$332,601	$332,601	$446,558	$446,558
Interest-bearing deposits in other financial institutions	Level 1	337,167	337,167	149,175	149,175
Federal funds sold and securities purchased under agreements to resell	Level 1	19,700	19,700	46,500	46,500
Investment securities held to maturity	Level 2	1,554,843	1,550,322	1,273,536	1,264,674
Investment securities available for sale	Level 1	2,606	2,606	2,602	2,602
Investment securities available for sale	Level 2	4,297,884	4,297,884	4,677,424	4,677,424
Investment securities available for sale	Level 3	—	—	200	200
FHLB and Federal Reserve Bank stocks	Level 2	139,273	139,273	140,001	140,001
Commercial loans held for sale	Level 2	2,901	2,901	12,474	12,474
Residential loans held for sale	Level 2	34,051	34,051	108,010	108,010
Loans, net	Level 3	19,865,011	19,752,810	19,776,381	19,680,317
Bank owned life insurance	Level 2	587,600	587,600	585,290	585,290
Derivatives (trading and other assets)	Level 2	51,596	51,596	54,974	54,974
Derivatives (trading and other assets)	Level 3	1,803	1,803	3,114	3,114
Financial liabilities:
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$20,213,126	$20,213,126	$20,282,321	$20,282,321
Brokered CDs and other time deposits	Level 2	1,614,909	1,614,909	1,606,127	1,606,127
Short-term funding	Level 2	1,080,867	1,080,867	1,092,035	1,092,035
Long-term funding	Level 2	2,761,955	2,790,093	2,761,795	2,791,841
Standby letters of credit (a)	Level 2	2,648	2,648	2,566	2,566
Derivatives (trading and other liabilities)	Level 2	49,851	49,851	53,679	53,679
Derivatives (trading and other liabilities)	Level 3	373	373	—	—

(a)
The commitment on standby letters of credit was $269 million and $260 million at March 31, 2017 and December 31, 2016, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Investment securities (held to maturity and available for sale): The fair value of investment securities is based on quoted prices in active markets, or if quoted prices are not available for a specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows.
FHLB and Federal Reserve Bank stocks: The carrying amount is a reasonable fair value estimate for the Federal Reserve Bank and Federal Home Loan Bank stocks given their “restricted” nature (i.e., the stock can only be sold back to the respective institutions (Federal Home Loan Bank or Federal Reserve Bank) or another member institution at par).
Loans held for sale: The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value for residential loans held for sale was based on what secondary markets are currently offering for portfolios with similar characteristics. The estimated fair value for commercial loans held for sale was based on a discounted cash flow analysis.
Loans, net: The fair value estimation process for the loan portfolio uses an exit price concept and reflects discounts the Corporation believes are consistent with liquidity discounts in the market place. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, real estate construction, commercial real estate (owner occupied and investor), residential mortgage, home equity, and other consumer. The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for similar maturities. The fair value analysis also included other assumptions to estimate fair value, intended to approximate those a market participant would use in an orderly transaction, with adjustments for discount rates, interest rates, liquidity, and credit spreads, as appropriate.
Bank owned life insurance ("BOLI"): The fair value of BOLI approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount.
Deposits: The fair value of deposits with no stated maturity such as noninterest-bearing demand, savings, interest-bearing demand, and money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of Brokered CDs and other time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. However, if the estimated fair value of Brokered CDs and other time deposits is less than the carrying value, the carrying value is reported as the fair value.
Short-term funding: The carrying amount is a reasonable estimate of fair value for existing short-term funding.
Long-term funding: Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate the fair value of existing long-term funding.
Standby letters of credit: The fair value of standby letters of credit represents deferred fees arising from the related off-balance sheet financial instruments. These deferred fees approximate the fair value of these instruments and are based on several factors, including the remaining terms of the agreement and the credit standing of the customer.
Derivatives (trading and other): A detailed description of the Corporation's derivative instruments can be found under the "Assets and Liabilities Measured at Fair Value on a Recurring Basis" section of this footnote.
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
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan.  There are no other active retiree healthcare plans.
The components of net periodic benefit cost for the RAP and Postretirement Plans for three months ended March 31, 2017 and 2016 were as follows.

	Three Months Ended March 31,
	2017	2016
	($ in Thousands)
Components of Net Periodic Benefit Cost
Pension Plan:
Service cost	$1,781	$1,725
Interest cost	1,756	1,780
Expected return on plan assets	(4,881)	(5,065)
Amortization of prior service cost	(19)	13
Amortization of actuarial loss	488	482
Total net pension cost	$(875)	$(1,065)
Postretirement Plan:
Interest cost	$24	$36
Amortization of prior service cost	(19)	—
Total net periodic benefit cost	$5	$36
Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2016 Annual Report on Form 10-K, with certain exceptions. The more significant of these exceptions are described herein.
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
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an incurred loss model using the methodologies described in the Corporation’s 2016 Annual Report on Form 10-K to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).

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
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2016 Annual Report on Form 10-K.
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
Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2017
Net interest income	$89,388	$88,928	$1,958	$180,274
Noninterest income	11,993	64,870	2,968	79,831
Total revenue	101,381	153,798	4,926	260,105
Credit provision*	11,580	4,507	(7,087)	9,000
Noninterest expense	37,479	116,097	20,115	173,691
Income (loss) before income taxes	52,322	33,194	(8,102)	77,414
Income tax expense (benefit)	17,649	11,618	(8,123)	21,144
Net income	$34,673	$21,576	$21	$56,270
Return on average allocated capital (ROCET1)**	12.6%	15.2%	(2.5)%	10.6%
Three Months Ended March 31, 2016
Net interest income	$79,164	$85,605	$7,218	$171,987
Noninterest income	11,613	63,748	7,831	83,192
Total revenue	90,777	149,353	15,049	255,179
Credit provision*	12,739	6,142	1,119	20,000
Noninterest expense	34,403	121,295	18,273	173,971
Income (loss) before income taxes	43,635	21,916	(4,343)	61,208
Income tax expense (benefit)	14,579	7,670	(3,575)	18,674
Net income (loss)	$29,056	$14,246	$(768)	$42,534
Return on average allocated capital (ROCET1)**	11.3%	9.1%	(5.0)%	8.6%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2017
Average earning assets	$10,759,811	$9,130,457	$6,449,046	$26,339,314
Average loans	10,753,314	9,128,656	190,755	20,072,725
Average deposits	6,420,401	11,337,064	3,708,257	21,465,722
Average allocated capital (CET1)**	$1,114,610	$576,464	$370,675	$2,061,749
Three Months Ended March 31, 2016
Average earning assets	$9,720,028	$9,120,319	$6,432,026	$25,272,373
Average loans	9,711,221	9,119,020	92,589	18,922,830
Average deposits	5,918,341	11,100,195	3,556,638	20,575,174
Average allocated capital (CET1)**	$1,031,659	$627,211	$237,611	$1,896,481
* The consolidated credit provision is equal to the actual reported provision for credit losses.
** The Federal Reserve establishes capital adequacy requirements for the Corporation, including common equity Tier 1. For segment reporting purposes, the ROCET1 reflects return on average allocated common equity Tier 1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at March 31, 2017 and 2016, changes during the three month periods then ended, and reclassifications out of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2017 and 2016, respectively.

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2017	$(20,079)	$(34,600)	$(54,679)
Other comprehensive loss before reclassifications	(2,112)	—	(2,112)
Amounts reclassified from accumulated other comprehensive income (loss):
Personnel expense	—	450	450
Interest income (Amortization of net unrealized gains (losses) on available for sale securities transferred to held to maturity securities)	(1,027)	—	(1,027)
Income tax (expense) benefit	1,195	(171)	1,024
Net other comprehensive income during period	(1,944)	279	(1,665)
Balance March 31, 2017	$(22,023)	$(34,321)	$(56,344)
Balance January 1, 2016	$459	$(33,075)	$(32,616)
Other comprehensive income before reclassifications	60,422	—	60,422
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities gain, net	(3,098)	—	(3,098)
Personnel expense	—	495	495
Interest income (Amortization of net unrealized gains on available for sale securities transferred to held to maturity securities)	(1,572)	—	(1,572)
Income tax expense	(21,275)	(189)	(21,464)
Net other comprehensive income during period	34,477	306	34,783
Balance March 31, 2016	$34,936	$(32,769)	$2,167

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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

Performance Summary

•
Average loans of $20.1 billion increased $1.1 billion, or 6%, from the first quarter of the prior year, and commercial lending accounted for 53% of average loan growth. Average deposits of $21.5 billion increased $891 million, or 4%, from the first quarter of the prior year. For the remainder of 2017, the Corporation expects mid-to-high single digit annual average loan growth and to maintain the loan to deposit ratio under 100%.

•
Net interest income of $180 million increased $8 million, or 5%, from the first quarter of the prior year. Net interest margin was 2.84% compared to 2.81% in the first quarter of the prior year. For the remainder of 2017, the Corporation expects an improving net interest margin trend.

•
Provision for credit losses of $9 million decreased $11 million, or 55%, from the first quarter of the prior year. For the remainder of 2017, the Corporation expects the provision for loan losses will change based on changes in risk grade or other indicators of credit quality, and loan volume.

•
Noninterest income of $80 million was down 4% from the first quarter of 2016 and reflected less investment securities gains . For the remainder of 2017, the Corporation expects improving fee-based revenues, increasing tax credit investment activity, and declining mortgage banking revenue.

•
Noninterest expense of $174 million was essentially flat from the first quarter of the prior year. For the remainder of 2017, the Corporation expects noninterest expense to be approximately 1% higher than the prior year; however, the Corporation also expects continued improvement in the efficiency ratio due to increasing revenue.

Table 1 Summary Results of Operations: Trends

($ in thousands, except per share data)	1Q17	4Q16	3Q16	2Q16	1Q16
Net income	$56,270	$54,833	$53,816	$49,091	$42,534
Net income available to common equity	53,940	52,485	51,628	46,922	40,336
Earnings per common share - basic	0.36	0.35	0.34	0.31	0.27
Earnings per common share - diluted	0.35	0.34	0.34	0.31	0.27
Effective tax rate	27.31%	30.07%	30.52%	30.39%	30.51%

Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Quarter ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
ASSETS
Earning assets:
Loans:(1)(2)(3)
Commercial and business lending	$7,199,481	$60,680	3.42%	$7,406,810	$61,501	3.30%	$7,121,061	$57,291	3.23%
Commercial real estate lending	4,999,994	45,135	3.66%	4,914,643	42,663	3.45%	4,469,531	38,989	3.51%
Total commercial	12,199,475	105,815	3.52%	12,321,453	104,164	3.36%	11,590,592	96,280	3.34%
Residential mortgage	6,564,600	53,306	3.25%	6,317,769	49,557	3.14%	5,920,280	47,748	3.23%
Retail	1,308,650	15,450	4.74%	1,337,848	16,679	4.98%	1,411,958	16,607	4.71%
Total loans	20,072,725	174,571	3.51%	19,977,070	170,400	3.40%	18,922,830	160,635	3.41%
Investment securities:
Taxable	4,830,421	23,475	1.94%	4,963,633	22,418	1.81%	5,034,072	25,516	2.03%
Tax-exempt(1)	1,138,010	12,438	4.37%	1,140,175	12,523	4.39%	1,045,210	11,980	4.58%
Other short-term investments	298,158	1,536	2.08%	342,344	1,380	1.61%	270,261	1,067	1.59%
Investments and other	6,266,589	37,449	2.39%	6,446,152	36,321	2.25%	6,349,543	38,563	2.43%
Total earning assets	26,339,314	$212,020	3.24%	26,423,222	$206,721	3.12%	25,272,373	$199,198	3.16%
Other assets, net	2,441,013			2,482,062			2,426,475
Total assets	$28,780,327			$28,905,284			$27,698,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Savings	$1,465,811	$188	0.05%	$1,451,803	$198	0.05%	$1,367,646	$236	0.07%
Interest-bearing demand	4,251,357	4,210	0.40%	4,140,072	3,248	0.31%	3,220,409	2,032	0.25%
Money market	9,169,141	9,388	0.42%	9,296,364	7,269	0.31%	9,432,245	6,444	0.27%
Time	1,613,331	3,138	0.79%	1,560,145	3,058	0.78%	1,558,278	3,054	0.79%
Total interest-bearing deposits	16,499,640	16,924	0.42%	16,448,384	13,773	0.33%	15,578,578	11,766	0.30%
Federal funds purchased and securities sold under agreements to repurchase	495,311	515	0.42%	549,738	314	0.23%	559,459	296	0.21%
Other short-term funding	683,306	1,080	0.64%	491,800	458	0.37%	777,898	515	0.27%
Total short-term funding	1,178,617	1,595	0.55%	1,041,538	772	0.29%	1,337,357	811	0.24%
Long-term funding	2,761,850	7,996	1.17%	2,761,695	6,875	0.99%	2,582,538	9,505	1.47%
Total short and long-term funding	3,940,467	9,591	0.98%	3,803,233	7,647	0.80%	3,919,895	10,316	1.05%
Total interest-bearing liabilities	20,440,107	$26,515	0.52%	20,251,617	$21,420	0.42%	19,498,473	$22,082	0.45%
Noninterest-bearing demand deposits	4,966,082			5,294,078			4,996,596
Other liabilities	250,747			274,829			233,029
Stockholders’ equity	3,123,391			3,084,760			2,970,750
Total liabilities and stockholders’ equity	$28,780,327			$28,905,284			$27,698,848
Interest rate spread			2.72%			2.70%			2.71%
Net free funds			0.12%			0.10%			0.10%
Fully tax-equivalent net interest income and net interest margin		$185,505	2.84%		$185,301	2.80%		$177,116	2.81%
Fully tax-equivalent adjustment		5,231			5,266			5,129
Net interest income		$180,274			$180,035			$171,987

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

Notable Contributions to the Change in Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $180 million for the first quarter of 2017 compared to $172 million for first quarter of 2016. See sections “Interest Rate Risk” and “Quantitative and Qualitative Disclosures about Market Risk,” for a discussion of interest rate risk and market risk.

•	Fully tax-equivalent net interest income of $186 million for the first quarter of 2017 was $8 million higher than the first quarter of 2016.

•
Average earning assets of $26.3 billion for the first quarter of 2017 were $1.1 billion, or 4%, higher than the first quarter of 2016. Average loans increased $1.1 billion, or 6%, primarily due to a $644 million increase in residential mortgage loans and a $530 million increase in commercial real estate lending. Average securities and short-term investments declined $83 million, or 1% from the first quarter of 2016.

•
Average interest-bearing liabilities of $20.4 billion for the first quarter of 2017 were up $942 million, or 5%, versus the first quarter of 2016. On average, interest-bearing deposits increased $921 million and noninterest-bearing demand deposits (a principal component of net free funds) decreased by $31 million. On average, short and long-term funding increased $21 million from first quarter of 2016, including a $179 million increase in long-term funding, partially offset by a $159 million decrease in short-term funding.

•
The net interest margin for the first quarter of 2017 was 2.84%, compared to 2.81% for the first quarter of 2016. The 3 basis points ("bp") increase in net interest margin was attributable to a 1 bp increase in interest rate spread (the net of a 8 bp increase in the yield on earning assets and a 7 bp increase in the cost of interest-bearing liabilities), and a 2 bp increase in net free funds.

•
For the first quarter of 2017, loan yields increased 10 bp to 3.51% from the first quarter of 2016. The yield on investment securities and other short-term investments decreased 4 bp to 2.39%, and was impacted by the reinvestment of cash flows in a low interest rate environment.

•
The cost of interest-bearing liabilities was 0.52% for the first quarter of 2017, 7 bp higher than the first quarter of 2016. The increase was due to a 12 bp increase in the cost of average interest-bearing deposits (to 0.42%) and a 31 bp increase in the cost of short-term funding (to 0.55%), both primarily due to the December 2016 Federal Reserve interest rate increase; partially offset by a 30 bp decrease in the cost of long-term funding (to 1.17%), primarily due to the early redemption of $430 million of senior notes in February 2016.

•
The Federal Reserve increased the targeted federal funds rate on March 15, 2017, to a range of 0.75%-1.00% from 0.50%-0.75%. The Federal Reserve expects gradual increases in the federal funds rate, however, the timing and magnitude of any such increases are uncertain and will depend on domestic and global economic conditions.

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the three months ended March 31, 2017 was $9 million, compared to $20 million for the three months ended March 31, 2016. Net charge offs were $6 million (representing 0.11% of average loans) for the three months ended March 31, 2017, compared to $17 million (representing 0.36% of average loans) for the three months ended March 31, 2016. The ratio of the allowance for loan losses to total loans was 1.40% and 1.44% at March 31, 2017 and 2016, respectively.
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections, “Loans,” “Credit Risk,” “Nonperforming Assets,” and “Allowance for Credit Losses."

Noninterest Income
Table 3 Noninterest Income

						1Q17 Change vs
($ in Thousands)	1Q17	4Q16	3Q16	2Q16	1Q16	4Q16	1Q16
Trust service fees	$11,935	$12,211	$11,700	$11,509	$11,447	(2)%	4%
Service charges on deposit accounts	16,356	16,447	17,445	16,444	16,273	(1)%	1%
Card-based and other nondeposit fees	12,465	12,592	12,777	12,717	11,991	(1)%	4%
Insurance commissions	21,620	17,977	19,431	22,005	21,382	20%	1%
Brokerage and annuity commissions	4,333	4,188	4,155	4,098	3,794	3%	14%
Subtotal ("fee-based revenue")	66,709	63,415	65,508	66,773	64,887	5%	3%
Mortgage banking income	7,273	12,058	21,903	8,300	7,987	(40)%	(9)%
Mortgage servicing rights expense	2,694	499	3,612	4,233	3,783	N/M	(29)%
Mortgage banking, net	4,579	11,559	18,291	4,067	4,204	(60)%	9%
Capital market fees, net	3,883	7,716	7,012	3,793	3,538	(50)%	10%
Bank owned life insurance income	2,615	3,338	3,290	2,973	4,770	(22)%	(45)%
Other	2,279	2,379	2,180	1,789	2,171	(4)%	5%
Subtotal (“fee income”)	80,065	88,407	96,281	79,395	79,570	(9)%	1%
Asset gains (losses), net	(234)	767	(1,034)	(343)	524	(131)%	(145)%
Investment securities gains (losses), net	—	3,115	(13)	3,116	3,098	(100)%	(100)%
Total noninterest income	$79,831	$92,289	$95,234	$82,168	$83,192	(13)%	(4)%
Mortgage loans originated for sale during period	$101,280	$287,194	$466,092	$323,989	$193,849	(65)%	(48)%
Mortgage loan settlements during period	$196,578	$395,382	$655,298	$270,216	$221,764	(50)%	(11)%
Trust assets under management, at market value	$8,715,965	$8,301,564	$8,178,839	$7,944,187	$7,843,512	5%	11%
Fee income ratio*	31%	32%	35%	31%	31%
N/M = Not meaningful
* Fee income ratio is fee income, per the above table, divided by total revenue (defined as net interest income plus noninterest income).
Notable Contributions to the Change in Noninterest Income

•
Fee-based revenue was $67 million, an increase of $2 million (3%) compared to the first quarter of 2016. All fee based revenue items increased slightly with the most notable in brokerage and annuity commissions which increased 14% from first quarter of 2016 due to a stronger market backdrop.

•
Net mortgage banking income was $5 million, a slight increase from the first quarter of 2016. Gross mortgage banking income decreased for the first quarter of 2017 compared to the first quarter of 2016, primarily due to a $1 million reduction in the fair value of mortgage derivatives.

•
Bank owned life insurance income ("BOLI") was $3 million, a decrease of $2 million (45%) compared to the first quarter of 2016, primarily due to proceeds from BOLI policy claims during the first quarter of 2016.

•
Net investment securities gains were down $3 million for the first quarter of 2017, due to the sale of FNMA and FHLMC securities and reinvestment into GNMA mortgage-related securities in the first quarter of 2016.

Noninterest Expense
Table 4 Noninterest Expense

						1Q17 Change vs
($ in Thousands)	1Q17	4Q16	3Q16	2Q16	1Q16	4Q16	1Q16
Personnel expense	$104,419	$107,491	$103,819	$102,129	$101,398	(3)%	3%
Occupancy	15,219	13,690	15,362	13,215	13,802	11%	10%
Equipment	5,485	5,328	5,319	5,396	5,446	3%	1%
Technology	14,420	14,413	14,173	14,450	14,264	—%	1%
Business development and advertising	5,835	6,298	5,251	6,591	8,211	(7)%	(29)%
Other intangible amortization	513	525	525	539	504	(2)%	2%
Loan expense	2,620	3,443	3,535	3,442	3,221	(24)%	(19)%
Legal and professional fees	4,166	5,184	4,804	4,856	5,025	(20)%	(17)%
Foreclosure / OREO expense	1,505	677	960	1,330	1,877	122%	(20)%
FDIC expense	8,000	9,250	9,000	8,750	7,750	(14)%	3%
Other	11,509	12,616	12,566	13,662	12,473	(9)%	(8)%
Total noninterest expense	$173,691	$178,915	$175,314	$174,360	$173,971	(3)%	—%
Personnel expense to total noninterest expense	60%	60%	59%	59%	58%
Average full-time equivalent employees	4,370	4,439	4,477	4,415	4,374
Notable Contributions to the Change in Noninterest Expense

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $104 million for the first quarter of 2017, up $3 million (3%) from the first quarter of 2016. The increase was primarily due to a $1 million increase in social security tax resulting from increased activity in stock options exercised, along with a less than $1 million increase in health insurance costs.

•
Nonpersonnel noninterest expense on a combined basis were $69 million, down $3 million (5%) compared to the first quarter of 2016. Occupancy expense was up $1 million (10%) from the first quarter of 2016, primarily due to higher lease terminations and adjustments incurred in the first quarter of 2017. Business development and advertising was down $2 million from the first quarter of 2016 due to a shift in our advertising strategy from television to digital advertising.

Income Taxes

The Corporation recognized income tax expense of $21 million for the three months ended March 31, 2017 compared to income tax expense of $19 million for three months ended March 31, 2016. The increase in income tax expense was due primarily to the increase in pretax income between the periods, partially offset by a $3 million tax benefit on stock-based compensation booked during the first quarter of 2017 under the new accounting standard adopted by the Corporation in the fourth quarter of 2016. The effective tax rate was 27.31% for the first three months of 2017, compared to an effective tax rate of 30.51% for the first three months of 2016.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section “Critical Accounting Policies," in the Corporation’s 2016 Annual Report on Form 10-K for additional information on income taxes.

Balance Sheet Analysis

•	At March 31, 2017, total assets were $29.1 billion, minimally changed from December 31, 2016 and up $931 million (3%) from March 31, 2016.

•	Loans of $20.1 billion at March 31, 2017 were minimally changed from December 31, 2016 and were up $920 million (5%) from March 31, 2016. See section "Loans" for additional information on loans.

•	Investment securities were $5.9 billion at March 31, 2017, down slightly (2%) from year-end 2016 and down $227 million (4%) from March 31, 2016.

•
At March 31, 2017, total deposits of $21.8 billion were relatively unchanged from December 31, 2016 and were up $1.1 billion (6%) from March 31, 2016. See section "Deposits and Customer Funding" for additional information on deposits.

•	Short and long-term funding of $3.8 billion at March 31, 2017 were relatively unchanged from year-end 2016 and down $436 million (10%) from March 31, 2016.
Loans
Table 5 Period End Loan Composition

	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,300,646	31%	$6,489,014	32%	$6,721,557	34%	$6,701,986	34%	$6,511,648	34%
Commercial real estate — owner occupied	878,391	4%	897,724	5%	892,678	4%	921,736	5%	917,285	5%
Commercial and business lending	7,179,037	35%	7,386,738	37%	7,614,235	38%	7,623,722	39%	7,428,933	39%
Commercial real estate — investor	3,415,355	17%	3,574,732	18%	3,530,370	18%	3,495,791	18%	3,276,733	17%
Real estate construction	1,553,205	8%	1,432,497	7%	1,314,431	7%	1,285,573	6%	1,184,398	6%
Commercial real estate lending	4,968,560	25%	5,007,229	25%	4,844,801	25%	4,781,364	24%	4,461,131	23%
Total commercial	12,147,597	60%	12,393,967	62%	12,459,036	63%	12,405,086	63%	11,890,064	62%
Residential mortgage	6,715,282	33%	6,332,327	31%	6,034,166	30%	6,035,720	30%	5,944,457	31%
Home equity revolving lines of credit	823,594	4%	840,872	4%	851,382	4%	861,311	4%	867,860	4%
Home equity loans junior liens	88,375	1%	93,571	1%	100,212	1%	107,460	1%	115,134	1%
Home equity	911,969	5%	934,443	5%	951,594	5%	968,771	5%	982,994	5%
Other consumer	372,835	2%	393,979	2%	399,209	2%	405,709	2%	409,725	2%
Total consumer	8,000,086	40%	7,660,749	38%	7,384,969	37%	7,410,200	37%	7,337,176	38%
Total loans	$20,147,683	100%	$20,054,716	100%	$19,844,005	100%	$19,815,286	100%	$19,227,240	100%
Commercial real estate - investor and Real estate construction loan detail:
Farmland	$1,487	—%	$1,613	—%	$6,530	—%	$6,181	—%	$5,557	—%
Multi-family	967,474	28%	1,027,541	29%	1,030,976	29%	1,076,549	31%	974,051	30%
Non-owner occupied	2,446,394	72%	2,545,578	71%	2,492,864	71%	2,413,061	69%	2,297,125	70%
Commercial real estate — investor	$3,415,355	100%	$3,574,732	100%	$3,530,370	100%	$3,495,791	100%	$3,276,733	100%
1-4 family construction	$389,902	25%	$358,398	25%	$330,250	25%	$353,244	27%	$320,984	27%
All other construction	1,163,303	75%	1,074,099	75%	984,181	75%	932,329	73%	863,414	73%
Real estate construction	$1,553,205	100%	$1,432,497	100%	$1,314,431	100%	$1,285,573	100%	$1,184,398	100%

•
Commercial and business lending was $7.2 billion and represented 35% of total loans at March 31, 2017, a decrease of $208 million (3%) from December 31, 2016 and a decrease of $250 million (3%) from March 31, 2016.

•
Commercial real estate lending totaled $5.0 billion at March 31, 2017 and represented 25% of total loans, a decrease of $39 million (1%) from December 31, 2016 and an increase of $507 million (11%) from March 31, 2016.

•	Consumer loans were $8.0 billion and represented 40% of total loans at March 31, 2017, an increase of $339 million (4%) from December 31, 2016 and an increase of $663 million (9%) from March 31, 2016.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2016 and the first three months of 2017. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 7 Loans, for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2017, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses and lease financing. At March 31, 2017, the largest industry group within the commercial and business lending category was the manufacturing sector which represented 6% of total loans and 18% of the total commercial and business lending portfolio. The next largest industry groups within the commercial and business lending category included the power and utilities portfolio, which represented 5% of total loans and represented 14% of the total commercial and business lending portfolio at March 31, 2017. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under “Oil and gas lending” below.
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diverse by product line with approximately 50% in oil and 50% in gas at March 31, 2017. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.

The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 6 Oil and Gas Loan Portfolio

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in Millions)
Pass	$405	$426	$351	$387	$402
Special mention	8	20	47	64	75
Potential problem	78	75	171	176	150
Nonaccrual	134	147	127	129	129
Total Oil and gas related loans	$625	$668	$696	$756	$756
Quarter net charge offs	$6	$6	$22	$19	$13
Oil and gas related allowance	$42	$38	$38	$42	$49
Oil and gas related allowance ratio	6.7%	5.7%	5.5%	5.6%	6.5%

The Corporation proactively risk grades and reserves accordingly against the oil and gas loan portfolio. Lower market pricing and increased market volatility has led to downward migration within the portfolio. At March 31, 2017, nonaccrual oil and gas related loans totaled approximately $134 million, representing 21% of the oil and gas loan portfolio, a decrease of $13 million from December 31, 2016.
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types. At March 31, 2017, the largest property type exposures within the commercial real estate-investor portfolio were loans secured by retail properties which represented 5% of total loans and 29% of the total commercial real estate-investor portfolio and loans secured by multi-family properties which represented 5% of total loans and 28% of the total commercial real estate-investor portfolio. The remaining commercial real estate-investor portfolio is spread over various other property types, none of which exceed 5% of total loans. Credit risk is managed in a similar manner to commercial and business lending by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.
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
Table 7 Commercial Loan Distribution and Interest Rate Sensitivity

March 31, 2017	Within 1 Year (a)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,456,570	$596,005	$248,071	$6,300,646	52%
Commercial real estate — investor	2,286,974	1,055,155	73,226	3,415,355	28%
Commercial real estate — owner occupied	408,034	346,811	123,546	878,391	7%
Real estate construction	1,371,372	175,279	6,554	1,553,205	13%
Total	$9,522,950	$2,173,250	$451,397	$12,147,597	100%
Fixed rate	$4,293,252	$817,117	$296,386	$5,406,755	45%
Floating or adjustable rate	5,229,698	1,356,133	155,011	6,740,842	55%
Total	$9,522,950	$2,173,250	$451,397	$12,147,597	100%
Percent by maturity distribution	78%	18%	4%	100%

(a)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $6.7 billion (55%) at March 31, 2017. Including the $4.3 billion of fixed rate loans due within one year, 91% of the commercial loan portfolio noted above matures, re-prices, or resets within one year.
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. At March 31, 2017, the residential mortgage portfolio was comprised of $2.0 billion of fixed-rate residential real estate mortgages and $4.7 billion of variable-rate residential real estate mortgages, compared to $1.8 billion of fixed-rate mortgages and $4.5 billion variable-rate mortgages at December 31, 2016. The residential mortgage portfolio is focused primarily in our three-state branch footprint, with approximately 88% of the outstanding loan balances in our branch footprint at March 31, 2017. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, agency conforming, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation also generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, agency conforming, fixed-rate residential real estate mortgage loans were sold in the secondary market with servicing rights retained. Beginning in the fourth quarter of 2016, the Corporation began to hold some of these 30-year mortgage loans to take advantage of rising rates.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity: Home equity consists of both home equity lines of credit and closed-end home equity loans, approximately 24% are first lien positions. Home equity loans and lines in a junior position at March 31, 2017 included approximately 40% for which the Corporation also owned or serviced the related first lien loan and approximately 60% where the Corporation did not service the related first lien loan.
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

Based upon outstanding balances at March 31, 2017, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
Table 8 Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% to Total
Less than 5 years	$50,345	6%
5 — 10 years	218,697	27%
Over 10 years	554,552	67%
Total home equity revolving lines of credit	$823,594	100%

Other consumer: Other consumer consists of student loans, as well as short-term and other personal installment loans and credit cards. The Corporation had $206 million and $214 million of student loans at March 31, 2017, and December 31, 2016, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

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
Table 9 Nonperforming Assets

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in Thousands)
Nonperforming assets:
Commercial and industrial	$164,891	$183,371	$205,902	$193,439	$197,115
Commercial real estate — owner occupied	17,925	9,544	6,995	9,635	9,443
Commercial and business lending	182,816	192,915	212,897	203,074	206,558
Commercial real estate — investor	8,273	18,051	8,028	11,528	12,330
Real estate construction	1,247	844	864	957	840
Commercial real estate lending	9,520	18,895	8,892	12,485	13,170
Total commercial	192,336	211,810	221,789	215,559	219,728
Residential mortgage	54,183	50,236	53,475	52,300	52,212
Home equity revolving lines of credit	8,817	8,588	9,462	8,797	8,822
Home equity loans junior liens	4,395	4,413	4,885	5,566	5,250
Home equity	13,212	13,001	14,347	14,363	14,072
Other consumer	260	256	300	380	383
Total consumer	67,655	63,493	68,122	67,043	66,667
Total nonaccrual loans	259,991	275,303	289,911	282,602	286,395
Commercial real estate owned	5,599	7,176	9,758	7,473	9,695
Residential real estate owned	1,941	3,098	3,006	4,391	4,689
Bank properties real estate owned	—	—	1,735	1,805	1,672
Other real estate owned (“OREO”)	7,540	10,274	14,499	13,669	16,056
Other nonperforming assets	7,418	7,418	—	—	—
Total nonperforming assets (“NPAs”)	$274,949	$292,995	$304,410	$296,271	$302,451
Accruing loans past due 90 days or more:
Commercial	$258	$236	$254	$248	$217
Consumer	1,462	1,377	1,257	1,246	1,412
Total accruing loans past due 90 days or more	$1,720	$1,613	$1,511	$1,494	$1,629
Restructured loans (accruing):
Commercial	$51,274	$53,022	$53,410	$57,251	$57,980
Consumer	27,785	26,835	26,660	26,175	27,617
Total restructured loans (accruing)	$79,059	$79,857	$80,070	$83,426	$85,597
Nonaccrual restructured loans (included in nonaccrual loans)	$78,902	$29,385	$31,758	$34,841	$35,232
Ratios:
Nonaccrual loans to total loans	1.29%	1.37%	1.46%	1.43%	1.49%
NPAs to total loans plus OREO	1.36%	1.46%	1.53%	1.49%	1.57%
NPAs to total assets	0.94%	1.01%	1.04%	1.02%	1.07%
Allowance for loan losses to nonaccrual loans	109%	101%	93%	95%	97%

Table 9 Nonperforming Assets (continued)

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in Thousands)
Accruing loans 30-89 days past due:
Commercial and industrial	$1,675	$1,413	$950	$2,124	$2,901
Commercial real estate — owner occupied	970	1,384	869	193	520
Commercial and business lending	2,645	2,797	1,819	2,317	3,421
Commercial real estate — investor	1,122	931	630	2,715	1,072
Real estate construction	431	369	402	524	415
Commercial real estate lending	1,553	1,300	1,032	3,239	1,487
Total commercial	4,198	4,097	2,851	5,556	4,908
Residential mortgage	7,243	8,142	6,697	7,382	3,594
Home equity revolving lines of credit	3,332	4,219	4,137	6,075	3,582
Home equity loans junior liens	1,180	1,630	1,336	1,655	2,222
Home equity	4,512	5,849	5,473	7,730	5,804
Other consumer	1,658	3,189	2,046	1,895	1,682
Total consumer	13,413	17,180	14,216	17,007	11,080
Total accruing loans 30-89 days past due	$17,611	$21,277	$17,067	$22,563	$15,988
Potential problem loans:
Commercial and industrial	$218,930	$227,196	$351,290	$379,818	$328,464
Commercial real estate — owner occupied	58,994	64,524	47,387	45,671	41,107
Commercial and business lending	277,924	291,720	398,677	425,489	369,571
Commercial real estate — investor	49,217	51,228	36,765	25,081	25,385
Real estate construction	10,141	2,465	1,929	2,117	2,422
Commercial real estate lending	59,358	53,693	38,694	27,198	27,807
Total commercial	337,282	345,413	437,371	452,687	397,378
Residential mortgage	2,155	5,615	3,226	3,953	3,488
Home equity revolving lines of credit	46	46	46	62	48
Home equity loans junior liens	174	68	32	32	161
Home equity	220	114	78	94	209
Total consumer	2,375	5,729	3,304	4,047	3,697
Total potential problem loans	$339,657	$351,142	$440,675	$456,734	$401,075
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7 Loans, of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at March 31, 2017 was 1.29%, as compared to 1.37% at December 31, 2016 and 1.49% at March 31, 2016. See also sections "Credit Risk" and "Allowance for Credit Losses".
Accruing loans past due 90 days or more: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at March 31, 2017 were relatively unchanged from both December 31, 2016 and March 31, 2016.
Restructured loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 7 Loans, of the notes to consolidated financial statements for additional restructured loans disclosures.
Potential problem loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not considered impaired (i.e., nonaccrual loans and accruing troubled debt restructurings); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The decrease is primarily due to the improvement of general commercial related credits and oil and gas related credits.
Other real estate owned ("OREO"): OREO decreased to $8 million at March 31, 2017, compared to $10 million at December 31, 2016 and $16 million at March 31, 2016. Management actively seeks to ensure properties held are monitored to minimize the Corporation’s risk of loss.
Other nonperforming assets: Other nonperforming assets were $7 million at both March 31, 2017 and December 31, 2016. The asset represents the Bank's ownership interest in a profit participation agreement in an entity created to own certain oil and gas assets obtained as a result of bankruptcy and liquidation of borrower in partial satisfaction of their loan.
Allowance for Credit Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled Credit Risk. See Note 7 Loans, for additional disclosures on the allowance for credit losses.
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy—See section Critical Accounting Policies, in the Corporation’s 2016 Annual Report on Form 10-K for additional information on allowance for credit losses. See section, "Nonperforming Assets", for a detailed discussion on asset quality. See also Note 7 Loans, of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 5 provides information on loan growth and period end loan composition, Table 9 provides additional information regarding nonperforming assets, and Table 10 and Table 11 provide additional information regarding activity in the allowance for loan losses.
The methodology used for the allocation of the allowance for loan losses at March 31, 2017 and December 31, 2016 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 10 Allowance for Credit Losses

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	($ in Thousands)
Allowance for Loan Losses:
Balance at beginning of period	$278,335	$269,540	$267,780	$277,370	$274,264
Provision for loan losses	10,000	18,000	20,000	11,000	20,000
Charge offs	(11,854)	(11,609)	(28,964)	(24,621)	(21,245)
Recoveries	6,191	2,404	10,724	4,031	4,351
Net charge offs	(5,663)	(9,205)	(18,240)	(20,590)	(16,894)
Balance at end of period	$282,672	$278,335	$269,540	$267,780	$277,370
Allowance for Unfunded Commitments:
Balance at beginning of period	$25,400	$28,400	$27,400	$24,400	$24,400
Provision for unfunded commitments	(1,000)	(3,000)	1,000	3,000	—
Balance at end of period	$24,400	$25,400	$28,400	$27,400	$24,400
Allowance for credit losses(a)	$307,072	$303,735	$297,940	$295,180	$301,770
Provision for credit losses(b)	$9,000	$15,000	$21,000	$14,000	$20,000
Net loan (charge offs) recoveries:
Commercial and industrial	$(4,368)	$(6,566)	$(16,407)	$(18,564)	$(14,936)
Commercial real estate — owner occupied	19	(221)	(154)	(20)	(43)
Commercial and business lending	(4,349)	(6,787)	(16,561)	(18,584)	(14,979)
Commercial real estate — investor	(514)	5	(564)	(560)	1,239
Real estate construction	11	(86)	(22)	(219)	(28)
Commercial real estate lending	(503)	(81)	(586)	(779)	1,211
Total commercial	(4,852)	(6,868)	(17,147)	(19,363)	(13,768)
Residential mortgage	(128)	(1,048)	(540)	(757)	(1,232)
Home equity revolving lines of credit	85	(611)	36	275	(902)
Home equity loans junior liens	88	120	89	42	(244)
Home equity	173	(491)	125	317	(1,146)
Other consumer	(856)	(798)	(678)	(787)	(748)
Total consumer	(811)	(2,337)	(1,093)	(1,227)	(3,126)
Total net charge offs	$(5,663)	$(9,205)	$(18,240)	$(20,590)	$(16,894)
Ratios:
Allowance for loan losses to total loans	1.40%	1.39%	1.36%	1.35%	1.44%
Allowance for loan losses to net charge offs (Annualized)	12.3x	7.6x	3.7x	3.2x	4.1x

(a)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(b)	Includes the provision for loan losses and the provision for unfunded commitments.

Table 11 Annualized net (charge offs) recoveries(a)

(in basis points)	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Net loan (charge offs) recoveries:
Commercial and industrial	(28)	(40)	(98)	(114)	(97)
Commercial real estate — owner occupied	1	(10)	(7)	(1)	(2)
Commercial and business lending	(24)	(36)	(87)	(100)	(85)
Commercial real estate — investor	(6)	N/M	(6)	(7)	15
Real estate construction	N/M	(3)	(1)	(7)	(1)
Commercial real estate lending	(4)	(1)	(5)	(7)	11
Total commercial	(16)	(22)	(55)	(64)	(48)
Residential mortgage	(1)	(7)	(3)	(5)	(8)
Home equity revolving lines of credit	4	(29)	2	13	(41)
Home equity loans junior liens	39	49	34	15	(83)
Home equity	8	(21)	5	13	(46)
Other consumer	(90)	(80)	(67)	(78)	(72)
Total consumer	(4)	(12)	(6)	(7)	(17)
Total net charge offs	(11)	(18)	(36)	(42)	(36)

(a)	Annualized ratio of net charge offs to average loans by loan type.
N/M = Not Meaningful

At March 31, 2017, the allowance for credit losses was $307 million, compared to $304 million at December 31, 2016 and $302 million at March 31, 2016. At March 31, 2017, the allowance for loan losses to total loans was 1.40% and covered 109% of nonaccrual loans, compared to 1.39% and 101%, respectively, at December 31, 2016 and 1.44% and 97%, respectively, at March 31, 2016. Management believes the level of allowance for loan losses to be appropriate at March 31, 2017.
Notable Contributions to the Change in Allowance for Credit Loss

•
Total loans increased $93 million during the first quarter of 2017, including a $339 million (4%) increase in total consumer which was partially offset by a $208 million (3%) decrease in commercial and business lending and a $39 million (1%) decrease in commercial real estate lending. Compared to March 31, 2016, total loans increased $920 million (5%), including a $663 million (9%) increase in total consumer and a $507 million (11%) increase in commercial real estate lending, which was partially offset by a $250 million (3%) decrease in commercial and business lending. See section “Loans” for additional information on the changes in the loan portfolio and see section "Credit Risk" for discussion about credit risk management for each loan type.

•
Total nonaccrual loans decreased $15 million during the first quarter of 2017, primarily due to the improvement in oil and gas related credits. Nonaccrual loans decreased $26 million from March 31, 2016, primarily due to improvements in general commercial loan portfolio. See also Note 7 Loans, of the notes to consolidated financial statements and section "Nonperforming Assets" for additional disclosures on the changes in asset quality.

•
Potential problem loans decreased $11 million from December 31, 2016 and decreased $61 million from March 31, 2016, primarily due to the improvement of general commercial related credits and oil and gas related credits, respectively. See Table 9, for additional information on the changes in potential problem loans.

•
Net charge offs decreased $11 million from the first quarter of 2016, primarily due to the charge off of oil and gas credits, and decreased $4 million from the fourth quarter of 2016, primarily due to the charge off of general commercial related credits. See Table 10 and Table 11 for additional information regarding the activity in the allowance for loan losses.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $42 million at March 31, 2017, compared to $38 million at December 31, 2016 and $49 million at March 31, 2016. See also "Oil and gas lending" within the "Credit Risk" section for additional disclosure.

Deposits and Customer Funding
Table 12 Period End Deposit and Customer Funding Composition

($ in Thousands)	March 31, 2017		December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,338,212	25%	$5,392,208	25%	$5,337,677	24%	$5,039,336	25%	$5,272,685	26%
Savings	1,530,155	7%	1,431,494	7%	1,441,187	7%	1,451,801	7%	1,426,951	7%
Interest-bearing demand	4,736,236	22%	4,687,656	21%	4,548,390	21%	3,789,138	19%	3,698,941	18%
Money market	8,608,523	39%	8,770,963	40%	8,894,357	41%	8,448,543	42%	8,718,841	42%
Brokered CDs	54,993	—%	52,725	—%	44,373	—%	46,268	—%	41,440	—%
Other time	1,559,916	7%	1,553,402	7%	1,481,728	7%	1,517,764	7%	1,526,602	7%
Total deposits	$21,828,035	100%	$21,888,448	100%	$21,747,712	100%	$20,292,850	100%	$20,685,460	100%
Customer funding(a)	326,823		300,197		477,607		464,880		508,262
Total deposits and customer funding	$22,154,858		$22,188,645		$22,225,319		$20,757,730		$21,193,722
Network transaction deposits(b)	$3,417,380		$3,895,467		$3,730,513		$3,141,214		$3,399,054
Total deposits and customer funding, excluding Brokered CDs and network transaction deposits	$18,682,485		$18,240,453		$18,450,433		$17,570,248		$17,753,228
Time deposits of more than $250,000	$244,641		$234,537		$149,214		$151,133		$144,294
(a) Repurchase sweep agreements with customers from deposit accounts. (b) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•	Total deposits decreased $60 million from December 31, 2016, and increased $1.1 billion (6%) from March 31, 2016, primarily in interest-bearing demand deposits.

•	Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and noninterest-bearing demand) accounts accounted for 93% of our total deposits at March 31, 2017.

•
Included in the above amounts were $3.4 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 16% of our total deposits at March 31, 2017.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2017, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

The Corporation maintains diverse and readily available liquidity sources, including:

•
Investment securities are an important tool to the Corporation’s liquidity objective, and can be pledged or sold to enhance liquidity, if necessary. See also Note 6 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation's investment securities portfolio, including investment securities pledged.

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. Also, the collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of March 31, 2017, the Bank had $2.9 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2017, the Bank had $2.2 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $122 million was outstanding as of March 31, 2017.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital are also funding sources for the Parent Company.

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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at March 31, 2017 are displayed below.
Table 13 Credit Ratings

	Moody’s	S&P*
Associated Bank short-term deposits	P-1	-
Associated Bank long-term	A1	BBB+
Corporation short-term	P-2	-
Corporation long-term	Baa1	BBB
Outlook	Negative	Stable
* Standard and Poor's

For the three months ended March 31, 2017, net cash provided by operating activities was $170 million, while financing and investing activities used net cash of $82 million, and $40 million, respectively, for a net increase in cash and cash equivalents of $47 million since year-end 2016. During the first quarter of 2017, assets of $29.1 billion were relatively unchanged compared to year-end 2016. On the funding side, deposits of $21.8 billion were minimally unchanged when compared to year-end 2016.
For the three months ended March 31, 2016, net cash provided by operating and financing activities was $22 million and $405 million, respectively, while investing activities used net cash of $526 million, for a net decrease in cash and cash equivalents of $98 million since year-end 2015. During the first three months of 2016, assets increased to $28.2 billion (up $467 million or 2%)compared to year-end 2015, primarily due to $513 million increase in loans. On the funding side, deposits decreased $322 million while short-term and long-term funding increased $583 million and $185 million, respectively.

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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first three months of 2017.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was slightly asset sensitive at March 31, 2017.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2016 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to instantaneous moves in benchmark interest rates from a baseline scenario. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
Table 14 Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast March 31, 2017	Static Forecast March 31, 2017	Dynamic Forecast December 31, 2016	Static Forecast December 31, 2016
Instantaneous Rate Change
100 bp increase in interest rates	1.5%	1.9%	1.4%	1.5%
200 bp increase in interest rates	3.0%	3.6%	2.7%	2.9%
At March 31, 2017, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates.

Table 15 Market Value of Equity Sensitivity

	March 31, 2017	December 31, 2016
Instantaneous Rate Change
100 bp increase in interest rates	(2.9)%	(2.9)%
200 bp increase in interest rates	(6.2)%	(6.0)%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Table 16 Contractual Obligations and Other Commitments

March 31, 2017	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$945,107	$481,279	$184,858	$3,665	$1,614,909
Short-term funding	1,080,867	—	—	—	1,080,867
Long-term funding	—	2,364,032	150,162	247,761	2,761,955
Operating leases	9,711	18,780	15,469	20,940	64,900
Commitments to extend credit	4,057,372	2,829,683	1,314,321	132,137	8,333,513
Total	$6,093,057	$5,693,774	$1,664,810	$404,503	$13,856,144
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2017, is included in Note 10, Derivative and Hedging Activities, of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings, of the notes to consolidated financial statements. See also Note 9, Short and Long-Term Funding, of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 16 summarizes significant contractual obligations and other commitments at March 31, 2017, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2017, the capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 17.

Table 17 Capital Ratios

	1Q17	4Q16	3Q16	2Q16	1Q16
	($ in Thousands)
Risk-based Capital (1)
Common equity Tier 1	$2,085,309	$2,032,587	$1,983,770	$1,940,704	$1,902,593
Tier 1 capital	2,244,863	2,191,798	2,142,779	2,059,661	2,021,125
Total capital	2,757,310	2,706,760	2,656,648	2,573,941	2,526,653
Total risk-weighted assets	21,128,673	21,340,951	21,264,972	21,168,161	20,453,744
Common equity Tier 1 capital ratio	9.87%	9.52%	9.33%	9.17%	9.30%
Tier 1 capital ratio	10.62%	10.27%	10.08%	9.73%	9.88%
Total capital ratio	13.05%	12.68%	12.49%	12.16%	12.35%
Tier 1 leverage ratio	8.05%	7.83%	7.64%	7.43%	7.55%
Selected Equity and Performance Ratios
Stockholders’ equity / assets	10.80%	10.61%	10.62%	10.43%	10.58%
Dividend payout ratio (2)	33.33%	34.29%	32.35%	35.48%	40.74%

(1)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 18 for a reconciliation of common equity Tier 1 and average common equity Tier 1.

(2)	Ratio is based upon basic earnings per common share.

Table 18 Non-GAAP Measures

	1Q17	4Q16	3Q16	2Q16	1Q16
	($ in Thousands)
Selected Equity and Performance Ratios (1) (2)
Tangible common equity / tangible assets	7.10%	6.91%	6.92%	6.85%	6.89%
Return on average equity	7.31%	7.07%	7.03%	6.19%	5.76%
Return on average tangible common equity	11.07%	10.78%	10.68%	10.04%	8.72%
Return on average Common equity Tier 1	10.61%	10.45%	10.52%	9.86%	8.55%
Return on average assets	0.79%	0.75%	0.74%	0.69%	0.62%
Average stockholders' equity / average assets	10.85%	10.67%	10.52%	11.13%	10.73%
Tangible Common Equity and Common Equity Tier 1 Reconciliation (1)(2)
Common equity	$2,984,865	$2,931,383	$2,937,186	$2,909,946	$2,862,151
Goodwill and other intangible assets, net	(987,032)	(987,328)	(987,853)	(988,378)	(988,917)
Tangible common equity	$1,997,833	$1,944,055	$1,949,333	$1,921,568	$1,873,234
Less: Accumulated other comprehensive income / loss	56,344	54,679	1,254	(13,453)	(2,167)
Less: Deferred tax assets/deferred tax liabilities, net	31,132	33,853	33,183	32,589	31,526
Common equity Tier 1	$2,085,309	$2,032,587	$1,983,770	$1,940,704	$1,902,593
Tangible Assets Reconciliation (1)
Total assets	$29,109,857	$29,139,315	$29,152,764	$29,038,699	$28,178,867
Goodwill and other intangible assets, net	(987,032)	(987,328)	(987,853)	(988,378)	(988,917)
Tangible assets	$28,122,825	$28,151,987	$28,164,911	$28,050,321	$27,189,950
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation (1) (2)
Common equity	$2,963,462	$2,924,831	$2,910,691	$2,868,772	$2,849,382
Goodwill and other intangible assets, net	(987,135)	(987,640)	(988,171)	(988,699)	(989,127)
Tangible common equity	1,976,327	1,937,191	1,922,520	1,880,073	1,860,255
Less: Accumulated other comprehensive income / loss	54,234	27,922	(2,616)	1,365	3,320
Less: Deferred tax assets/deferred tax liabilities, net	31,188	33,340	32,712	31,803	32,906
Average common equity Tier 1	$2,061,749	$1,998,453	$1,952,616	$1,913,241	$1,896,481
Efficiency Ratio Reconciliation (3)
Federal Reserve efficiency ratio	66.39%	65.35%	64.40%	69.34%	69.01%
Fully tax-equivalent adjustment	(1.30)%	(1.25)%	(1.21)%	(1.36)%	(1.37)%
Other intangible amortization	(0.20)%	(0.20)%	(0.19)%	(0.21)%	(0.20)%
Fully tax-equivalent efficiency ratio	64.89%	63.90%	63.00%	67.77%	67.44%

(1)
The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net, which is a non-GAAP financial measure. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength.

(2)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies.

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

See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” for additional information on the shares repurchased during the first quarter of 2017.
Sequential Quarter Results
The Corporation reported net income of $56 million for the first quarter of 2017, compared to net income of $55 million for the fourth quarter of 2016. Net income available to common equity was $54 million for the first quarter of 2017 or net income of $0.36 for basic and $0.35 for diluted earnings per common share, respectively. Comparatively, net income available to common equity for the fourth quarter of 2016, was $52 million, or net income of $0.35 for basic and $0.34 for diluted earnings per common share, respectively (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2017 was $186 million, minimally higher from the fourth quarter of 2016. The Federal funds target rate increased to 0.75%, compared to 0.50% in fourth quarter of 2016. The net interest margin in the first quarter of 2017 was up 4 bp, to 2.84%. Average earning assets decreased $84 million to $26.3 billion in the first quarter of 2017, with average loans up $96 million, while average investments and other short-term investments were down $180 million (primarily in mortgage related securities). On the funding side, average interest-bearing deposits were up $51 million while noninterest-bearing demand deposits were down $328 million. Average short and long-term funding increased $137 million (primarily short-term FHLB advances) (see Table 2).

The provision for credit losses was $9 million for the first quarter of 2017, down $6 million from the fourth quarter of 2016 (see Table 10). See discussion under sections, Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the first quarter of 2017 decreased $12 million (13%) to $80 million versus the fourth quarter of 2016. Fee-based revenue increased $3 million (5%) from the fourth quarter of 2016, primarily due to seasonally higher property and casualty insurance commissions. Net mortgage banking income was $5 million, down $7 million from the fourth quarter of 2016, primarily driven by a $3 million unfavorable change in fair value of mortgage derivatives, an increase in mortgage servicing rights expense (primarily due to a $3 million recovery to the valuation reserve in the fourth quarter of 2016 versus none in the first quarter of 2017), and a $1 million decrease in gain on sale of loans. Capital market fees were $4 million for the first quarter of 2017, a decrease of $4 million compared to the fourth quarter of 2016, due to fewer customer hedging transactions, lower valuation gains, and lower loan syndication activity. Investment securities gains decreased $3 million in first quarter of 2017 due to mortgage-related security sales in the fourth quarter of 2016 (see Table 3).
Noninterest expense decreased $5 million (3%) to $174 million. Personnel expense was $104 million for the first quarter of 2017, down $3 million (3%) from the fourth quarter of 2016, primarily attributable to $3 million of severance in the fourth quarter. Occupancy expense increased $2 million, primarily due to increased snow plowing and higher lease terminations and adjustments. Legal and professional fees were $4 million, down $1 million from the fourth quarter of 2016, primarily driven by lower consulting fees. FDIC expense was $8 million, down $1 million from the fourth quarter of 2016. All remaining noninterest expense categories on a combined basis were down $1 million (3%) compared to fourth quarter of 2016 (see Table 4).
For the first quarter of 2017, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $24 million for fourth quarter of 2016. The effective tax rate was 27.31% and 30.07% for the first quarter of 2017 and the fourth quarter of 2016, respectively.
Segment Review
As discussed in Note 15 Segment Reporting of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services.
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
Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $35 million for the first quarter of 2017, up $6 million from the comparable quarter in 2016. Segment revenue increased $11 million compared to first quarter of 2016, primarily due to growth in average loan balances and an adjustment of FTP rate assumptions made in the fourth quarter of 2016 that increased FTP to the business units and decreased the FTP to the Risk Management and Shared Services segment. Average loan balances were $10.8 billion for the first quarter of 2017, up $1.1 billion from an average balance of $9.7 billion for first quarter of 2016. The credit provision decreased $1 million to $12 million for the first quarter of 2017, due to improvement in loan credit quality, partially offset by higher provision for growth in the loan portfolio. Average deposit balances were $6.4 billion for the first quarter of 2017, up $502 million from the comparable quarter of 2016. Average allocated capital increased $83 million to $1.1 billion for first quarter of 2017.
The Community, Consumer, and Business Banking segment had net income of $22 million for the first quarter of 2017, up $7 million compared to first quarter of 2016. Segment revenue increased $4 million to $154 million for the first quarter of 2017, primarily due to adjustment of FTP rate assumptions made in fourth quarter 2016 that increased FTP to the business units and decreased the FTP to the Risk Management and Shared Services segment. Total noninterest expense for first quarter of 2017 was $116 million, down $5 million from the comparable quarter of 2016. Average loan balances were $9.1 billion for the first quarter of 2017, relatively unchanged from the comparable quarter of 2016. Average deposits were $11.3 billion for the first quarter of 2017, up $237 million from average deposits of $11.1 billion for the comparable quarter of 2016. Average allocated capital decreased approximately $51 million during for the first quarter of 2017 compared to the first quarter of 2016.

The Risk Management and Shared Services segment had revenue of $5 million in the first quarter of 2017, a decrease of $10 million from the comparable quarter of 2016. The decrease in net interest income was primarily due to recent increases in the rate environment, as well as an adjustment of FTP rate assumptions made in fourth quarter 2016 that increased the interest income allocated to the lines of business with an offsetting decrease in the interest income allocated to the Risk Management and Shared Services segment to achieve a more neutral internal funding cost variance. The decrease in noninterest income was primarily due to $3 million less net investment securities gains, along with $2 million decreased proceeds from BOLI policy claims from the comparable quarter of 2016. The credit provision decreased $8 million due to improvements in loan credit quality. Average deposits were $3.7 billion for first quarter of 2017, up $152 million versus the comparable quarter of 2016. Average allocated capital increased $133 million to $371 million for first quarter of 2017.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. A discussion of these policies can be found in the "Critical Accounting Policies" section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2016 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting policies since December 31, 2016.
Future Accounting Pronouncements
New accounting policies adopted by the Corporation are discussed in Note 3 Summary of Significant Accounting Policies, of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are displayed in the table below.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2017-07 Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The FASB issued the update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, including a requirement that employers disaggregate the service cost component from the other components of net benefit cost. In addition, the amendments provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented and prospectively only for the capitalization component. Early adoption is permitted, but should be within the first interim period if interim financial statements are issued.
		1st Quarter 2018	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The FASB issued an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Corporation has not had to perform a step one quantitative analysis since 2012, which concluded no impairment was necessary.
		2nd Quarter 2020, consistent with the Corporation's annual impairment test in May of each year.	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business
The FASB issued amendments to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The new standard narrows the definition of a business by adding three principal clarifications: (1) If substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business (2) If the asset group does not include a minimum of an input and a substantive process, it does not represent a business (3) If the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e,g. dividends or interest) or other revenues, it is not a business. The overall intention is to provide consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

		1st Quarter 2018	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash
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
		1st Quarter 2018	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
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

		1st Quarter 2018	No material impact expected on our results of operations, financial position, and liquidity.
ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The FASB issued an amendment to provide clarification on where to classify cash flows involving certain cash receipts and cash payments. Under the new guidance, cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities. The new guidance also details the specific classification of contingent consideration cash payments made after a business combination depending on the timing of payments. Lastly, cash proceeds received from corporate owned life insurance policies (including BOLI) should be classified as cash inflows from investing, while the cash payments for the premiums may be classified as cash outflows for investing, operating, or a combination of both. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented. Early adoption is permitted, including in an interim period; however, all of the amendments must be adopted in the same period.
		1st Quarter 2018	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.
		1st Quarter 2020	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2016-02 Leases (Topic 842)
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
		1st Quarter 2019	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The FASB issued an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption.
		1st Quarter 2018	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2014-09 Revenue from Contracts with Customers (Topic 606)
The FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” In applying the revenue model to contracts within its scope, an entity should apply the following steps: (1) Identify the contract(s) with a customer, (2) Identify the performance obligations in the contract, (3) Determine the transaction price, (4) Allocate the transaction price to the performance obligations in the contract, and (5) Recognize revenue when (or as) the entity satisfies a performance obligation. The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The FASB continues to release new accounting guidance related to the adoption of this standard, which could impact the Corporation's preliminary materiality analysis and may change the conclusions reached as to the application of this new guidance. The amendment was originally to be effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods); however, in July 2015, the FASB approved a one year deferral of the effective date to December 31, 2017. Early application is not permitted.
1st Quarter 2018
More than 69% of the Corporation’s revenue comes from net interest income, and is explicitly out of scope of the guidance. The primary contracts in-scope of the guidance is expected to be service charges on deposit accounts, card-based and other nondeposit fees, trust service fees, brokerage and annuity commissions, and insurance commissions among others. The Corporation is currently in the process of reviewing the noninterest income contracts pertaining to the guidance by analyzing contracts and current accounting practices to determine if a change in accounting practices is appropriate. This comprehensive review is expected to be completed in the third quarter of 2017. The Corporation's preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Corporation's consolidated financial statements. We plan to adopt this guidance using the modified retrospective approach and are extensively into our implementation plan.

Recent Developments
On April 25, 2017, the Board of Directors declared a regular quarterly cash dividend of $0.12 per common share, payable on June 15, 2017, to shareholders of record at the close of business on June 1, 2017. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Perpetual Preferred Stock and a regular quarterly cash dividend of $0.3359375 per depositary share on Associated Banc-Corp’s 5.375% Series D Perpetual Preferred Stock payable on June 15, 2017, to shareholders of record at the close of business on June 1, 2017. These cash dividends have not been reflected in the accompanying consolidated financial statements.

On April 18, 2017, the Bank received a favorable ruling in Associated Bank, N.A, et al v. Commissioner of Revenue in the Minnesota Tax Court regarding a Minnesota franchise tax liability issue for tax years 2007 and 2008. The Bank has reserved approximately $2 million related to the Minnesota franchise tax issue for these years. Subject to a possible appeal by the Minnesota Commissioner of Revenue, other further appellate proceedings, or settlement of the case, some portion or all of this reserve may be released in the second quarter or subsequent periods.

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
As of March 31, 2017 the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2017.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 12 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Other than 308,499 shares of common stock repurchased to satisfy minimum tax withholding on settlements of equity compensation awards, the Corporation did not make any common stock or depositary share repurchases during the first quarter of 2017. On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $88 million remained available to repurchase as of March 31, 2017. On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Series C Preferred Stock, of which all remained available to repurchase as of March 31, 2017. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: April 27, 2017	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: April 27, 2017	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: April 27, 2017	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer