Form 10-Q
period 2017-09-30
ASSOCIATED BANC-CORP
filed 2017-10-26
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

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

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 25, 2017, was 151,164,803.

ASSOCIATED BANC-CORP

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$354,331	$446,558
Interest-bearing deposits in other financial institutions	109,596	149,175
Federal funds sold and securities purchased under agreements to resell	27,700	46,500
Investment securities held to maturity, at amortized cost	2,233,579	1,273,536
Investment securities available for sale, at fair value	3,801,699	4,680,226
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	172,446	140,001
Residential loans held for sale(1)	113,064	108,010
Commercial loans held for sale	9,718	12,474
Loans	20,931,460	20,054,716
Allowance for loan losses	(276,551)	(278,335)
Loans, net	20,654,909	19,776,381
Premises and equipment, net	330,065	330,315
Bank and corporate owned life insurance	589,093	585,290
Goodwill	972,006	971,951
Mortgage servicing rights, net	58,377	61,476
Other intangible assets, net	14,080	15,377
Trading assets	48,429	52,398
Other assets	575,455	489,647
Total assets	$30,064,547	$29,139,315
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$5,177,734	$5,392,208
Interest-bearing deposits	17,155,717	16,496,240
Total deposits	22,333,451	21,888,448
Federal funds purchased and securities sold under agreements to repurchase	476,550	508,347
Other short-term funding	588,067	583,688
Long-term funding	3,147,285	2,761,795
Trading liabilities	46,812	51,103
Accrued expenses and other liabilities	268,781	254,622
Total liabilities	26,860,946	26,048,003
Stockholders’ Equity
Preferred equity	159,929	159,929
Common equity
Common stock	1,615	1,630
Surplus	1,442,328	1,459,498
Retained earnings	1,792,184	1,695,764
Accumulated other comprehensive income (loss)	(54,288)	(54,679)
Treasury stock, at cost	(138,167)	(170,830)
Total common equity	3,043,672	2,931,383
Total stockholders’ equity	3,203,601	3,091,312
Total liabilities and stockholders’ equity	$30,064,547	$29,139,315
Preferred shares issued	165,000	165,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	161,460,708	163,030,209
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	9,143,102	10,909,362

(1)
Effective January 1, 2017, residential loans originated for sale are accounted for under the fair value option. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 3 to Notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands, except per share data)
Interest Income
Interest and fees on loans	$196,972	$167,350	$554,867	$490,065
Interest and dividends on investment securities:
Taxable	24,162	22,948	71,295	72,734
Tax-exempt	8,268	8,141	24,540	23,865
Other interest	2,492	1,064	5,581	3,449
Total interest income	231,894	199,503	656,283	590,113
Interest Expense
Interest on deposits	27,778	13,118	65,882	36,562
Interest on Federal funds purchased and securities sold under agreements to repurchase	768	326	2,107	1,000
Interest on other short-term funding	1,039	296	3,946	1,656
Interest on long-term funding	12,187	7,229	30,133	23,657
Total interest expense	41,772	20,969	102,068	62,875
Net Interest Income	190,122	178,534	554,215	527,238
Provision for credit losses	5,000	21,000	26,000	55,000
Net interest income after provision for credit losses	185,122	157,534	528,215	472,238
Noninterest Income
Trust service fees	12,785	11,700	37,066	34,656
Service charges on deposit accounts	16,268	17,445	48,654	50,162
Card-based and other nondeposit fees	12,619	12,777	38,848	37,485
Insurance commissions	19,815	19,431	62,288	62,818
Brokerage and annuity commissions	4,392	4,155	13,071	12,047
Mortgage banking, net	6,585	18,291	16,191	26,562
Capital market fees, net	4,610	7,012	12,535	14,343
Bank and corporate owned life insurance income	6,580	3,290	13,094	11,033
Asset gains (losses), net	(16)	(1,034)	(716)	(853)
Investment securities gains (losses), net	3	(13)	359	6,201
Other	2,254	2,180	6,746	6,140
Total noninterest income	85,895	95,234	248,136	260,594
Noninterest Expense
Personnel expense	105,852	103,819	314,954	307,346
Occupancy	12,294	15,362	40,345	42,379
Equipment	5,232	5,319	15,951	16,161
Technology	15,233	14,173	45,126	42,887
Business development and advertising	7,764	5,251	20,751	20,053
Other intangible amortization	450	525	1,459	1,568
Loan expense	3,330	3,535	8,924	10,198
Legal and professional fees	6,248	4,804	16,125	14,685
Foreclosure / OREO expense, net	906	960	3,593	4,167
FDIC expense	7,800	9,000	23,800	25,500
Other	12,318	12,566	36,406	38,701
Total noninterest expense	177,427	175,314	527,434	523,645
Income before income taxes	93,590	77,454	248,917	209,187
Income tax expense	28,589	23,638	69,663	63,746
Net Income	65,001	53,816	179,254	145,441
Preferred stock dividends	2,339	2,188	7,008	6,555
Net income available to common equity	$62,662	$51,628	$172,246	$138,886
Earnings per common share:
Basic	$0.41	$0.34	$1.13	$0.92
Diluted	$0.41	$0.34	$1.11	$0.92
Average common shares outstanding:
Basic	150,565	148,708	150,983	148,607
Diluted	152,968	149,973	153,782	149,645

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in Thousands)
Net income	$65,001	$53,816	$179,254	$145,441
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	(1,986)	(22,894)	16,384	59,849
Net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	—	—	(14,738)	—
Amortization of net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	76	(1,441)	(2,499)	(4,465)
Reclassification adjustment for net gains (losses) realized in net income(1)	—	13	—	(6,201)
Income tax (expense) benefit	734	9,280	328	(18,768)
Other comprehensive income (loss) on investment securities available for sale	(1,176)	(15,042)	(525)	30,415
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(38)	(80)	(113)	(55)
Amortization of actuarial loss (gains)	621	621	1,596	1,586
Income tax (expense) benefit	(225)	(206)	(567)	(584)
Other comprehensive income (loss) on pension and postretirement obligations	358	335	916	947
Total other comprehensive income (loss)	(818)	(14,707)	391	31,362
Comprehensive income	$64,183	$39,109	$179,645	$176,803

(1)	Includes only available for sale securities.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2015	$121,379	$1,642	$1,458,522	$1,593,239	$(32,616)	$(204,920)	$2,937,246
Comprehensive income
Net income	—	—	—	145,441	—	—	145,441
Other comprehensive income	—	—	—	—	31,362	—	31,362
Comprehensive income							176,803
Common stock issued
Stock-based compensation plans, net	—	—	1,785	(18,070)	—	24,034	7,749
Purchase of common stock returned to authorized but unissued	—	(12)	(19,995)	—	—	—	(20,007)
Purchase of treasury stock	—	—	—	—	—	(4,243)	(4,243)
Cash dividends
Common stock, $0.33 per share	—	—	—	(49,642)	—	—	(49,642)
Preferred stock	—	—	—	(6,555)	—	—	(6,555)
Issuance of preferred stock	97,066	—	—	—	—	—	97,066
Redemption of preferred stock	(57,338)	—	—	(1,565)	—	—	(58,903)
Purchase of preferred stock	(1,178)	—	—	(70)	—	—	(1,248)
Stock-based compensation expense, net	—	—	18,047	—	—	—	18,047
Other	—	—	802	—	—	—	802
Balance, September 30, 2016	$159,929	$1,630	$1,459,161	$1,662,778	$(1,254)	$(185,129)	$3,097,115

Balance, December 31, 2016	$159,929	$1,630	$1,459,498	$1,695,764	$(54,679)	$(170,830)	$3,091,312
Comprehensive income
Net income	—	—	—	179,254	—	—	179,254
Other comprehensive income	—	—	—	—	391	—	391
Comprehensive income							179,645
Common stock issued
Stock-based compensation plans, net	—	—	1,952	(20,768)	—	41,276	22,460
Purchase of common stock returned to authorized but unissued		(15)	(37,016)	—	—	—	(37,031)
Purchase of treasury stock	—	—	—	—	—	(8,613)	(8,613)
Cash dividends
Common stock, $0.36 per share	—	—	—	(55,058)	—	—	(55,058)
Preferred stock	—	—	—	(7,008)	—	—	(7,008)
Stock-based compensation expense, net	—	—	16,860	—	—	—	16,860
Other	—	—	1,034	—	—	—	1,034
Balance, September 30, 2017	$159,929	$1,615	$1,442,328	$1,792,184	$(54,288)	$(138,167)	$3,203,601

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	($ in Thousands)
Cash Flow From Operating Activities
Net income	$179,254	$145,441
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	26,000	55,000
Depreciation and amortization	35,054	34,121
Addition to valuation allowance on mortgage servicing rights, net	286	2,486
Amortization of mortgage servicing rights	7,635	9,142
Amortization of other intangible assets	1,459	1,568
Amortization and accretion on earning assets, funding, and other, net	27,230	34,077
Net amortization of tax credit investments	14,685	4,437
Gain on sales of investment securities, net	(359)	(6,201)
Asset (gains) losses, net	716	853
(Gain) loss on mortgage banking activities, net	(3,762)	(21,741)
Mortgage loans originated and acquired for sale	(466,135)	(983,930)
Proceeds from sales of mortgage loans held for sale	551,697	1,147,278
Deferred pension cost - contributions	(6,242)	—
(Increase) decrease in interest receivable	(9,765)	(5,809)
Increase (decrease) in interest payable	3,410	(5,994)
Net change in other assets and other liabilities	(44,882)	5,451
Net cash provided by operating activities	316,281	416,179
Cash Flow From Investing Activities
Net increase in loans	(991,334)	(1,461,884)
Purchases of
Available for sale securities	(701,080)	(849,466)
Held to maturity securities	(121,596)	(151,556)
Federal Home Loan Bank and Federal Reserve Bank stocks	(195,356)	(72,975)
Premises, equipment, and software, net of disposals	(32,925)	(90,691)
Proceeds from
Sales of available for sale securities	—	359,591
Sales of held to maturity securities	16,059	—
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	162,911	80,000
Prepayments, calls, and maturities of available for sale investment securities	551,962	651,403
Prepayments, calls, and maturities of held to maturity investment securities	151,565	55,579
Sales, prepayments, calls, and maturities of other assets	10,833	19,351
Net change in tax credit investments	(35,027)	(13,138)
Net cash paid in acquisition	(217)	(685)
Net cash used in investing activities	(1,184,205)	(1,474,471)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	445,003	740,047
Net increase (decrease) in short-term funding	(27,418)	405,677
Repayment of long-term funding	(115,017)	(1,180,027)
Proceeds from issuance of long-term funding	500,000	1,265,000
Proceeds from issuance of preferred shares	—	97,066
Proceeds from issuance of common stock for stock-based compensation plans	22,460	7,749
Redemption of preferred shares	—	(58,903)
Purchase of preferred stock	—	(1,248)
Purchase of common stock returned to authorized but unissued	(37,031)	(20,007)
Purchase of treasury stock for tax withholding	(8,613)	(4,243)
Cash dividends on common stock	(55,058)	(49,642)
Cash dividends on preferred stock	(7,008)	(6,555)
Net cash provided by financing activities	717,318	1,194,914
Net increase (decrease) in cash and cash equivalents	(150,606)	136,622
Cash and cash equivalents at beginning of period	642,233	473,685
Cash and cash equivalents at end of period	$491,627	$610,307
Supplemental disclosures of cash flow information
Cash paid for interest	$98,151	$68,371
Cash paid for income taxes	61,959	53,126
Loans and bank premises transferred to other real estate owned	5,872	8,834
Capitalized mortgage servicing rights	4,822	8,701
Loans transferred into held for sale from portfolio, net	75,289	256,188
Acquisition
Fair value of assets acquired, including cash and cash equivalents	—	522
Fair value ascribed to goodwill and intangible assets	217	4,119
Fair value of liabilities assumed	—	1,423

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
Completed Acquisitions
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
Acquisitions Update
On October 2, 2017, the Corporation completed its previously announced acquisition of Whitnell & Co., a wealth management family services firm based in Oak Brook, IL.
On July 20, 2017, the Corporation and Bank Mutual Corporation ("Bank Mutual") jointly announced that they had entered into an Agreement and Plan of Merger, dated as of July 20, 2017 (the "Merger Agreement") under which Bank Mutual will merge with and into the Corporation. Under the terms of the Merger Agreement, Bank Mutual's shareholders will receive 0.422 shares of Corporation common stock for each share of Bank Mutual's common stock. Subject to customary closing conditions, including regulatory approvals and approval by the Bank Mutual shareholders, the transaction is expected to close in the first quarter of 2018.

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
ASU 2017-08 Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities
The FASB issued amendments to require that certain purchased callable debt securities held at a premium be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which continue to be amortized to maturity.
		1st Quarter 2017	The Corporation early adopted the accounting standard with no material impact on results of operations, financial position, or liquidity.
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
ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
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

4th Quarter 2016
The Corporation early adopted the accounting standard and recognized a $1 million reduction in income taxes for the excess tax benefits on stock-based compensation. The remaining provisions of this accounting standard did not have a material impact on the results of operations, financial position, or liquidity.

ASU 2016-07 Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting
The FASB issued an amendment to eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendment requires that the equity method investor add the cost of acquiring the additional interests in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendment requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. Entities should apply the amendment prospectively to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$65,001	$53,816	$179,254	$145,441
Preferred stock dividends	(2,339)	(2,188)	(7,008)	(6,555)
Net income available to common equity	$62,662	$51,628	$172,246	$138,886
Common shareholder dividends	(18,149)	(16,431)	(54,726)	(49,077)
Unvested share-based payment awards	(105)	(177)	(332)	(565)
Undistributed earnings	$44,408	$35,020	$117,188	$89,244
Undistributed earnings allocated to common shareholders	44,150	34,645	116,418	88,294
Undistributed earnings allocated to unvested share-based payment awards	258	375	770	950
Undistributed earnings	$44,408	$35,020	$117,188	$89,244
Basic
Distributed earnings to common shareholders	$18,149	$16,431	$54,726	$49,077
Undistributed earnings allocated to common shareholders	44,150	34,645	116,418	88,294
Total common shareholders earnings, basic	$62,299	$51,076	$171,144	$137,371
Diluted
Distributed earnings to common shareholders	$18,149	$16,431	$54,726	$49,077
Undistributed earnings allocated to common shareholders	44,150	34,645	116,418	88,294
Total common shareholders earnings, diluted	$62,299	$51,076	$171,144	$137,371
Weighted average common shares outstanding	150,565	148,708	150,983	148,607
Effect of dilutive common stock awards	1,815	1,265	2,081	1,038
Effect of dilutive common stock warrants	588	—	718	—
Diluted weighted average common shares outstanding	152,968	149,973	153,782	149,645
Basic earnings per common share	$0.41	$0.34	$1.13	$0.92
Diluted earnings per common share	$0.41	$0.34	$1.11	$0.92

Anti-dilutive common stock options of approximately 1 million and 4 million for the three months ended September 30, 2017 and 2016, respectively, and approximately 1 million and 4 million for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the earnings per common share calculation. Warrants to purchase approximately 4 million shares were outstanding for the three and nine months ended September 30, 2016, but excluded from the calculation of diluted earnings per common shares as the effect would have been anti-dilutive.
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

The following assumptions were used in estimating the fair value for options granted in the first nine months of 2017 and full year 2016.

	2017	2016
Dividend yield	2.00%	2.50%
Risk-free interest rate	2.00%	2.00%
Weighted average expected volatility	25.00%	25.00%
Weighted average expected life	5.5 years	5.5 years
Weighted average per share fair value of options	$5.30	$3.36

A summary of the Corporation’s stock option activity for the nine months ended September 30, 2017 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2016	6,357,843	$17.67	6.10	$47,902
Granted	799,558	25.61
Exercised	(1,291,244)	16.32
Forfeited or expired	(506,395)	31.90
Outstanding at September 30, 2017	5,359,762	$18.07	6.55	$34,334
Options Exercisable at September 30, 2017	3,072,811	$16.54	5.25	$23,911

(a)	$ in Thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2017, the intrinsic value of stock options exercised was approximately $12 million. For the nine months ended September 30, 2016, the intrinsic value of the stock options exercised was $2 million. The total fair value of stock options vested was $4 million and $3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. The Corporation recognized compensation expense for the vesting of stock options of $3 million for both the nine months ended September 30, 2017 and September 30, 2016. Included in compensation expense for 2017 was approximately $570,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2017, the Corporation had approximately $5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through first quarter 2021.
The following table summarizes information about the Corporation’s restricted stock activity for the nine months ended September 30, 2017.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	2,377,380	$17.40
Granted	748,024	25.55
Vested	(872,020)	17.92
Forfeited	(101,703)	20.02
Outstanding at September 30, 2017	2,151,681	$19.94

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2016 and 2017 will vest ratably over a three year period, while service-based restricted stock awards granted during 2016 and 2017 will vest ratably over a four year period. Expense for restricted stock awards of approximately $14 million was recorded for the nine months ended September 30, 2017 and approximately $15 million for the nine months ended September 30, 2016. Included in compensation expense for 2017 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $22 million of unrecognized compensation costs related to restricted stock awards at September 30, 2017, that is expected to be recognized over the remaining requisite service periods that extend predominantly through first quarter 2021.
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

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,003	$—	$(2)	$1,001
Residential mortgage-related securities
FNMA / FHLMC	494,041	12,780	(1,560)	505,261
GNMA	1,681,380	2,504	(16,048)	1,667,836
Private-label	1,083	—	(11)	1,072
GNMA commercial mortgage-related securities	1,539,169	73	(26,165)	1,513,077
Asset backed securities	108,590	63	(25)	108,628
Other securities (debt and equity)	4,718	132	(26)	4,824
Total investment securities available for sale	$3,829,984	$15,552	$(43,837)	$3,801,699
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,192,290	$14,525	$(3,858)	$1,202,957
Residential mortgage-related securities
FNMA / FHLMC	42,386	464	(404)	42,446
GNMA	444,196	3,712	(2,615)	445,293
GNMA commercial mortgage-related securities	554,707	10,250	(11,808)	553,149
Total investment securities held to maturity	$2,233,579	$28,951	$(18,685)	$2,243,845

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,000	$—	$—	$1,000
Residential mortgage-related securities
FNMA / FHLMC	625,234	17,298	(2,602)	639,930
GNMA	2,028,301	1,372	(25,198)	2,004,475
Private-label	1,134	1	(14)	1,121
GNMA commercial mortgage-related securities	2,064,508	356	(35,966)	2,028,898
Other securities (debt and equity)	4,718	105	(21)	4,802
Total investment securities available for sale	$4,724,895	$19,132	$(63,801)	$4,680,226
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,145,843	$3,868	$(12,036)	$1,137,675
Residential mortgage-related securities
FNMA / FHLMC	37,697	439	(693)	37,443
GNMA	89,996	216	(656)	89,556
Total investment securities held to maturity	$1,273,536	$4,523	$(13,385)	$1,264,674

The amortized cost and fair values of investment securities available for sale and held to maturity at September 30, 2017, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$1,000	$1,000	$54,259	$48,123
Due after one year through five years	4,703	4,675	222,037	227,978
Due after five years through ten years	—	—	281,559	284,789
Due after ten years	—	—	634,435	642,067
Total debt securities	5,703	5,675	1,192,290	1,202,957
Residential mortgage-related securities
FNMA / FHLMC	494,041	505,261	42,386	42,446
GNMA	1,681,380	1,667,836	444,196	445,293
Private-label	1,083	1,072	—	—
GNMA commercial mortgage-related securities	1,539,169	1,513,077	554,707	553,149
Asset backed securities	108,590	108,628	—	—
Equity securities	18	150	—	—
Total investment securities	$3,829,984	$3,801,699	$2,233,579	$2,243,845
Ratio of Fair Value to Amortized Cost		99.3%		100.5%

During the nine months ended September 30, 2017, the Corporation reclassified approximately $1 billion of GNMA residential mortgage-related securities and GNMA commercial mortgage-related securities from available for sale to held to maturity. The GNMA residential and commercial mortgage-related securities are principally securities with a CRA component in the underlying collateral. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity.
In the third quarter of 2017, the Corporation purchased approximately $109 million of asset backed securities collateralized with government guaranteed student loans.
The proceeds from the sale of investment securities for the first nine months ended September 30, 2017 and 2016 are shown below.

	Nine Months Ended September 30,
	2017	2016
	($ in Thousands)
Gross gains on available for sale securities	$—	$6,403
Gross gains on held to maturity securities	364	—
Total gains	364	6,403
Gross losses on available for sale securities	—	(202)
Gross losses on held to maturity securities	(5)	—
Total losses	(5)	(202)
Investment securities gains, net	$359	$6,201
Proceeds from sales of investment securities	$16,059	$359,591

During the first nine months of 2017, the Corporation sold approximately $16 million of municipal securities classified as held to maturity due to significant credit concerns and negative actions taken by credit rating agencies, primarily as a result of budgetary pressures in the State of Illinois. These sales resulted in a net gain of approximately $359,000.
Investment securities with a carrying value of approximately $2.9 billion and $1.8 billion at September 30, 2017, and December 31, 2016, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2017.

	Less than 12 months			12 months or more			Total
September 30, 2017	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	1	$(2)	$1,001	—	$—	$—	$(2)	$1,001
Residential mortgage-related securities
FNMA / FHLMC	16	(1,254)	177,782	2	(306)	33,842	(1,560)	211,624
GNMA	22	(9,455)	687,814	14	(6,593)	378,457	(16,048)	1,066,271
Private-label	—	—	—	1	(11)	1,072	(11)	1,072
GNMA commercial mortgage-related securities	42	(4,962)	551,833	56	(21,203)	891,178	(26,165)	1,443,011
Asset backed securities	5	(25)	52,851	—	—	—	(25)	52,851
Other securities (debt and equity)	1	(26)	174	—	—	—	(26)	174
Total	87	$(15,724)	$1,471,455	73	$(28,113)	$1,304,549	$(43,837)	$2,776,004
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	195	$(1,195)	$138,178	108	$(2,663)	$94,432	$(3,858)	$232,610
Residential mortgage-related securities
FNMA / FHLMC	12	(124)	17,816	4	(280)	9,910	(404)	27,726
GNMA	29	(1,628)	223,379	7	(987)	67,981	(2,615)	291,360
GNMA commercial mortgage-related securities	5	(841)	94,758	19	(10,967)	427,161	(11,808)	521,919
Total	241	$(3,788)	$474,131	138	$(14,897)	$599,484	$(18,685)	$1,073,615

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.

	Less than 12 months			12 months or more			Total
December 31, 2016	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
Residential mortgage-related securities
FNMA / FHLMC	14	$(2,602)	$244,252	—	$—	$—	$(2,602)	$244,252
GNMA	54	(25,198)	1,723,523	—	—	—	(25,198)	1,723,523
Private-label	—	—	—	1	(14)	1,119	(14)	1,119
GNMA commercial mortgage-related securities	74	(16,445)	1,427,889	21	(19,521)	429,258	(35,966)	1,857,147
Other securities (debt and equity)	3	(21)	1,479	—	—	—	(21)	1,479
Total	145	$(44,266)	$3,397,143	22	$(19,535)	$430,377	$(63,801)	$3,827,520
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	700	$(11,937)	$414,186	4	$(99)	$1,752	$(12,036)	$415,938
Residential mortgage-related securities
FNMA / FHLMC	14	(441)	17,477	1	(252)	6,031	(693)	23,508
GNMA	39	(656)	64,633	—	—	—	(656)	64,633
Total	753	$(13,034)	$496,296	5	$(351)	$7,783	$(13,385)	$504,079

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2017, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At September 30, 2017, and December 31, 2016, the Corporation had FHLB stock of $97 million and $65 million, respectively. The Corporation had Federal Reserve Bank stock of $76 million and $75 million at September 30, 2017 and December 31, 2016, respectively.
Note 7 Loans
The period end loan composition was as follows.

	September 30, 2017	December 31, 2016
	($ in Thousands)
Commercial and industrial	$6,534,660	$6,489,014
Commercial real estate — owner occupied	827,064	897,724
Commercial and business lending	7,361,724	7,386,738
Commercial real estate — investor	3,345,536	3,574,732
Real estate construction	1,552,135	1,432,497
Commercial real estate lending	4,897,671	5,007,229
Total commercial	12,259,395	12,393,967
Residential mortgage	7,408,471	6,332,327
Home equity	890,130	934,443
Other consumer	373,464	393,979
Total consumer	8,672,065	7,660,749
Total loans	$20,931,460	$20,054,716

The following table presents commercial and consumer loans by credit quality indicator at September 30, 2017.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$6,101,491	$157,106	$153,779	$122,284	$6,534,660
Commercial real estate - owner occupied	742,257	11,741	57,468	15,598	827,064
Commercial and business lending	6,843,748	168,847	211,247	137,882	7,361,724
Commercial real estate - investor	3,284,497	10,726	46,770	3,543	3,345,536
Real estate construction	1,550,462	15	118	1,540	1,552,135
Commercial real estate lending	4,834,959	10,741	46,888	5,083	4,897,671
Total commercial	11,678,707	179,588	258,135	142,965	12,259,395
Residential mortgage	7,352,286	881	650	54,654	7,408,471
Home equity	876,003	1,364	124	12,639	890,130
Other consumer	372,638	567	—	259	373,464
Total consumer	8,600,927	2,812	774	67,552	8,672,065
Total	$20,279,634	$182,400	$258,909	$210,517	$20,931,460

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2016.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,937,119	$141,328	$227,196	$183,371	$6,489,014
Commercial real estate - owner occupied	805,871	17,785	64,524	9,544	897,724
Commercial and business lending	6,742,990	159,113	291,720	192,915	7,386,738
Commercial real estate - investor	3,491,217	14,236	51,228	18,051	3,574,732
Real estate construction	1,429,083	105	2,465	844	1,432,497
Commercial real estate lending	4,920,300	14,341	53,693	18,895	5,007,229
Total commercial	11,663,290	173,454	345,413	211,810	12,393,967
Residential mortgage	6,275,162	1,314	5,615	50,236	6,332,327
Home equity	919,740	1,588	114	13,001	934,443
Other consumer	393,161	562	—	256	393,979
Total consumer	7,588,063	3,464	5,729	63,493	7,660,749
Total	$19,251,353	$176,918	$351,142	$275,303	$20,054,716

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
The following table presents loans by past due status at September 30, 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(a)	Nonaccrual(b)	Total
	($ in Thousands)
Commercial and industrial	$6,410,690	$1,254	$124	$308	$122,284	$6,534,660
Commercial real estate - owner occupied	809,944	1,522	—	—	15,598	827,064
Commercial and business lending	7,220,634	2,776	124	308	137,882	7,361,724
Commercial real estate - investor	3,340,884	1,109	—	—	3,543	3,345,536
Real estate construction	1,549,895	685	15	—	1,540	1,552,135
Commercial real estate lending	4,890,779	1,794	15	—	5,083	4,897,671
Total commercial	12,111,413	4,570	139	308	142,965	12,259,395
Residential mortgage	7,344,947	8,327	543	—	54,654	7,408,471
Home equity	870,300	5,852	1,339	—	12,639	890,130
Other consumer	370,216	987	699	1,303	259	373,464
Total consumer	8,585,463	15,166	2,581	1,303	67,552	8,672,065
Total	$20,696,876	$19,736	$2,720	$1,611	$210,517	$20,931,460

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at September 30, 2017 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $156 million or 74% were current with respect to payment at September 30, 2017.

The following table presents loans by past due status at December 31, 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(a)	Nonaccrual(b)	Total
	($ in Thousands)
Commercial and industrial	$6,303,994	$965	$448	$236	$183,371	$6,489,014
Commercial real estate - owner occupied	886,796	968	416	—	9,544	897,724
Commercial and business lending	7,190,790	1,933	864	236	192,915	7,386,738
Commercial real estate - investor	3,555,750	431	500	—	18,051	3,574,732
Real estate construction	1,431,284	264	105	—	844	1,432,497
Commercial real estate lending	4,987,034	695	605	—	18,895	5,007,229
Total commercial	12,177,824	2,628	1,469	236	211,810	12,393,967
Residential mortgage	6,273,949	7,298	844	—	50,236	6,332,327
Home equity	915,593	4,265	1,584	—	13,001	934,443
Other consumer	389,157	2,471	718	1,377	256	393,979
Total consumer	7,578,699	14,034	3,146	1,377	63,493	7,660,749
Total	$19,756,523	$16,662	$4,615	$1,613	$275,303	$20,054,716

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2016 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $224 million or 81% were current with respect to payment at December 31, 2016.

The following table presents impaired loans individually evaluated under ASC Topic 310 at September 30, 2017.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$67,226	$72,343	$11,540	$76,082	$1,050
Commercial real estate — owner occupied	12,255	12,374	1,549	12,032	192
Commercial and business lending	79,481	84,717	13,089	88,114	1,242
Commercial real estate — investor	16,974	16,988	1,812	16,992	1,224
Real estate construction	476	586	75	489	22
Commercial real estate lending	17,450	17,574	1,887	17,481	1,246
Total commercial	96,931	102,291	14,976	105,595	2,488
Residential mortgage	42,684	45,028	6,893	43,090	1,258
Home equity	10,351	11,283	3,684	10,537	411
Other consumer	1,092	1,093	118	1,095	1
Total consumer	54,127	57,404	10,695	54,722	1,670
Total loans(a)	$151,058	$159,695	$25,671	$160,317	$4,158
Loans with no related allowance
Commercial and industrial	$86,802	$99,480	$—	$100,398	$927
Commercial real estate — owner occupied	6,871	7,716	—	7,016	—
Commercial and business lending	93,673	107,196	—	107,414	927
Commercial real estate — investor	589	732	—	606	—
Real estate construction	213	218	—	220	—
Commercial real estate lending	802	950	—	826	—
Total commercial	94,475	108,146	—	108,240	927
Residential mortgage	6,469	7,074	—	6,492	105
Home equity	540	543	—	540	—
Other consumer	—	—	—	—	—
Total consumer	7,009	7,617	—	7,032	105
Total loans(a)	$101,484	$115,763	$—	$115,272	$1,032
Total
Commercial and industrial	$154,028	$171,823	$11,540	$176,480	$1,977
Commercial real estate — owner occupied	19,126	20,090	1,549	19,048	192
Commercial and business lending	173,154	191,913	13,089	195,528	2,169
Commercial real estate — investor	17,563	17,720	1,812	17,598	1,224
Real estate construction	689	804	75	709	22
Commercial real estate lending	18,252	18,524	1,887	18,307	1,246
Total commercial	191,406	210,437	14,976	213,835	3,415
Residential mortgage	49,153	52,102	6,893	49,582	1,363
Home equity	10,891	11,826	3,684	11,077	411
Other consumer	1,092	1,093	118	1,095	1
Total consumer	61,136	65,021	10,695	61,754	1,775
Total loans(a)	$252,542	$275,458	$25,671	$275,589	$5,190

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 82% of the unpaid principal balance at September 30, 2017.

The following table presents impaired loans individually evaluated under ASC Topic 310 at December 31, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$99,786	$105,175	$21,047	$104,808	$2,345
Commercial real estate — owner occupied	5,544	5,568	23	5,840	263
Commercial and business lending	105,330	110,743	21,070	110,648	2,608
Commercial real estate — investor	26,764	27,031	3,410	30,665	2,120
Real estate construction	509	648	84	529	31
Commercial real estate lending	27,273	27,679	3,494	31,194	2,151
Total commercial	132,603	138,422	24,564	141,842	4,759
Residential mortgage	37,902	39,979	6,438	38,608	1,551
Home equity	11,070	11,909	3,943	11,420	627
Other consumer	1,012	1,023	109	1,021	2
Total consumer	49,984	52,911	10,490	51,049	2,180
Total loans(a)	$182,587	$191,333	$35,054	$192,891	$6,939
Loans with no related allowance
Commercial and industrial	$113,485	$134,863	$—	$117,980	$1,519
Commercial real estate — owner occupied	8,439	9,266	—	8,759	138
Commercial and business lending	121,924	144,129	—	126,739	1,657
Commercial real estate — investor	6,144	6,478	—	7,092	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	6,144	6,478	—	7,092	—
Total commercial	128,068	150,607	—	133,831	1,657
Residential mortgage	5,974	6,998	—	6,610	184
Home equity	106	107	—	107	4
Other consumer	—	—	—	—	—
Total consumer	6,080	7,105	—	6,717	188
Total loans(a)	$134,148	$157,712	$—	$140,548	$1,845
Total
Commercial and industrial	$213,271	$240,038	$21,047	$222,788	$3,864
Commercial real estate — owner occupied	13,983	14,834	23	14,599	401
Commercial and business lending	227,254	254,872	21,070	237,387	4,265
Commercial real estate — investor	32,908	33,509	3,410	37,757	2,120
Real estate construction	509	648	84	529	31
Commercial real estate lending	33,417	34,157	3,494	38,286	2,151
Total commercial	260,671	289,029	24,564	275,673	6,416
Residential mortgage	43,876	46,977	6,438	45,218	1,735
Home equity	11,176	12,016	3,943	11,527	631
Other consumer	1,012	1,023	109	1,021	2
Total consumer	56,064	60,016	10,490	57,766	2,368
Total loans(a)	$316,735	$349,045	$35,054	$333,439	$8,784

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 81% of the unpaid principal balance at December 31, 2016.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The Corporation had a recorded investment of approximately $17 million in loans modified in troubled debt restructurings for the nine months ended September 30, 2017, of which approximately $6 million were in accrual status and $11 million were in nonaccrual pending a sustained period of repayment. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	September 30, 2017		December 31, 2016
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$32,572	$7,994	$31,884	$1,276
Commercial real estate — owner occupied	4,077	2,145	5,490	2,220
Commercial real estate — investor	14,294	589	15,289	924
Real estate construction	316	160	359	150
Residential mortgage	16,859	20,248	18,100	21,906
Home equity	7,987	2,364	7,756	2,877
Other consumer	1,073	20	979	32
Total	$77,178	$33,520	$79,857	$29,385

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the nine months ended September 30, 2017 and 2016, respectively, and the recorded investment and unpaid principal balance as of September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	19	$11,387	$15,898	10	$2,455	$2,517
Commercial real estate — owner occupied	2	710	710	1	117	124
Real estate construction	—	—	—	1	66	91
Residential mortgage	48	4,445	4,638	56	4,676	4,922
Home equity	35	934	1,182	47	1,709	1,793
Other consumer	—	—	—	1	15	16
Total	104	$17,476	$22,428	116	$9,038	$9,463

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the nine months ended September 30, 2017, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the nine months ended September 30, 2017.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2017 and 2016, respectively, as well as the recorded investment in these restructured loans as of September 30, 2017 and 2016, respectively.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	1	$1	—	$—
Residential mortgage	21	1,335	36	3,310
Home equity	14	371	12	182
Other consumer	—	—	1	15
Total	36	$1,707	49	$3,507

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
The following table presents a summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017.

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Charge offs	(33,928)	(83)	(803)	(225)	(1,472)	(2,208)	(3,238)	(41,957)
Recoveries	9,072	158	218	60	754	2,348	563	13,173
Net Charge offs	(24,856)	75	(585)	(165)	(718)	140	(2,675)	(28,784)
Provision for loan losses	23,587	(4,352)	1,798	(1,340)	4,632	(479)	3,154	27,000
September 30, 2017	$138,857	$9,757	$46,498	$25,427	$30,960	$20,025	$5,027	$276,551
Allowance for loan losses
Individually evaluated for impairment	$11,540	$1,549	$1,812	$75	$6,893	$3,684	$118	$25,671
Collectively evaluated for impairment	127,317	8,208	44,686	25,352	24,067	16,341	4,909	250,880
Total allowance for loan losses	$138,857	$9,757	$46,498	$25,427	$30,960	$20,025	$5,027	$276,551
Loans
Individually evaluated for impairment	$154,028	$19,126	$17,563	$689	$49,153	$10,891	$1,092	$252,542
Collectively evaluated for impairment	6,380,632	807,938	3,327,973	1,551,446	7,359,318	879,239	372,372	20,678,918
Total loans	$6,534,660	$827,064	$3,345,536	$1,552,135	$7,408,471	$890,130	$373,464	$20,931,460

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2016, was as follows.

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Charge offs	(71,016)	(512)	(1,504)	(558)	(4,332)	(4,686)	(3,831)	(86,439)
Recoveries	14,543	74	1,624	203	755	3,491	820	21,510
Net Charge offs	(56,473)	(438)	120	(355)	(3,577)	(1,195)	(3,011)	(64,929)
Provision for loan losses	66,640	(4,208)	2,147	2,021	2,362	(1,996)	2,034	69,000
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Allowance for loan losses
Individually evaluated for impairment	$21,047	$23	$3,410	$84	$6,438	$3,943	$109	$35,054
Collectively evaluated for impairment	119,079	14,011	41,875	26,848	20,608	16,421	4,439	243,281
Total allowance for loan losses	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Loans
Individually evaluated for impairment	$213,271	$13,983	$32,908	$509	$43,876	$11,176	$1,012	$316,735
Collectively evaluated for impairment	6,275,743	883,741	3,541,824	1,431,988	6,288,451	923,267	392,967	19,737,981
Total loans	$6,489,014	$897,724	$3,574,732	$1,432,497	$6,332,327	$934,443	$393,979	$20,054,716

At September 30, 2017, the oil and gas portfolio was comprised of 56 credits, totaling $577 million of outstanding balances. The allowance related to the oil and gas portfolio was $30 million at September 30, 2017 and represented 5.2% of total oil and gas loans.

($ in Millions)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$38	$42
Charge offs	(26)	(59)
Recoveries	—	—
Net Charge offs	(26)	(59)
Provision for loan losses	18	55
Balance at end of period	$30	$38
Allowance for loan losses
Individually evaluated for impairment	$2	$14
Collectively evaluated for impairment	28	24
Total allowance for loan losses	$30	$38
Loans
Individually evaluated for impairment	$92	$147
Collectively evaluated for impairment	485	521
Total loans	$577	$668

The following table presents a summary of the changes in the allowance for unfunded commitments.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	($ in Thousands)
Allowance for Unfunded Commitments
Balance at beginning of period	$25,400	$24,400
Provision for unfunded commitments	(1,000)	1,000
Balance at end of period	$24,400	$25,400

Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2017, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2017 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2017 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2016 or the first nine months of 2017.
At both September 30, 2017 and December 31, 2016, the Corporation had goodwill of $972 million. Goodwill increased minimally by approximately $55,000 during the first quarter of 2017 as a result of a small insurance acquisition. See Note 2 for additional information on the Corporation's acquisitions.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. During the first quarter of 2017, the Corporation added approximately $162,000 of other intangibles relating to customer relationships associated with one small insurance acquisition. See Note 2 for additional information on the Corporation's acquisitions. During the fist nine months of 2017, core deposit intangibles fully amortized. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	($ in Thousands)
Core deposit intangibles
Gross carrying amount	$4,385	$4,385
Accumulated amortization	(4,385)	(4,273)
Net book value	$—	$112
Amortization during the year	$112	$281
Other intangibles
Gross carrying amount	$32,572	$32,410
Accumulated amortization	(18,492)	(17,145)
Net book value	$14,080	$15,265
Additions during the period	$162	$1,012
Amortization during the year	$1,347	$1,812

The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.
The Corporation evaluates its mortgage servicing rights asset for impairment at minimum on a quarterly basis. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the mortgage servicing rights asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the mortgage servicing rights asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the mortgage servicing rights asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the mortgage servicing rights asset and valuation allowance, precluding subsequent recoveries. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the mortgage servicing rights asset.
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$62,085	$62,150
Additions	4,822	12,262
Amortization	(7,635)	(12,327)
Mortgage servicing rights at end of period	$59,272	$62,085
Valuation allowance at beginning of period	(609)	(809)
(Additions) recoveries, net	(286)	200
Valuation allowance at end of period	(895)	(609)
Mortgage servicing rights, net	$58,377	$61,476
Fair value of mortgage servicing rights	$62,625	$73,149
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,653,458	$7,974,742
Mortgage servicing rights, net to servicing portfolio	0.76%	0.77%
Mortgage servicing rights expense (a)	$7,921	$12,127

(a)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2017. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three Months Ended December 31, 2017	$451	$2,593
2018	1,771	9,337
2019	1,472	7,792
2020	1,355	6,522
2021	1,331	5,484
2022	1,308	4,641
Beyond 2022	6,392	22,903
Total Estimated Amortization Expense	$14,080	$59,272

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year).

	September 30, 2017	December 31, 2016
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$220,575	$208,150
Securities sold under agreements to repurchase	255,975	300,197
Federal funds purchased and securities sold under agreements to repurchase	$476,550	$508,347
FHLB advances	520,000	482,000
Commercial paper	68,067	101,688
Other short-term funding	588,067	583,688
Total short-term funding	$1,064,617	$1,092,035
Long-Term Funding
FHLB advances	$2,650,172	$2,265,188
Senior notes, at par	250,000	250,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(2,887)	(3,393)
Total long-term funding	3,147,285	2,761,795
Total short and long-term funding	$4,211,902	$3,853,830

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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of September 30, 2017, the Corporation pledged agency mortgage-related securities with a fair value of $391 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 are presented in the following table.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2017			($ in Thousands)
Repurchase agreements
Agency mortgage-related securities	$255,975	$—	$—	$—	$255,975
Total	$255,975	$—	$—	$—	$255,975
December 31, 2016
Repurchase agreements
Agency mortgage-related securities	$300,197	$—	$—	$—	$300,197
Total	$300,197	$—	$—	$—	$300,197

Long-Term Funding

FHLB advances: At September 30, 2017, the long-term FHLB advances had a weighted average interest rate of 1.02%, compared to 0.50% at December 31, 2016. The majority of FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation pledged $26 million of investment securities as collateral at September 30, 2017, and pledged $40 million of investment securities as collateral at December 31, 2016. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At September 30, 2017 the Corporation posted $3 million of cash collateral for the margin compared to none at December 31, 2016.
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

	September 30, 2017			December 31, 2016
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate-related instruments — customer and mirror	$2,198,794	$26,837	Trading assets	$2,039,323	$33,671	Trading assets
Interest rate-related instruments — customer and mirror	2,198,794	(26,469)	Trading liabilities	2,039,323	(33,188)	Trading liabilities
Foreign currency exchange forwards	130,191	3,053	Trading assets	109,675	2,002	Trading assets
Foreign currency exchange forwards	122,307	(3,033)	Trading liabilities	106,251	(1,943)	Trading liabilities
Commodity contracts	424,996	18,539	Trading assets	127,582	16,725	Trading assets
Commodity contracts	396,754	(17,310)	Trading liabilities	128,368	(15,972)	Trading liabilities

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
Written and Purchased Options (Time Deposit)
Historically, the Corporation had entered into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”), which the Corporation ceased offering in September 2013. The Power CD was a time deposit that provided the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation received a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments, which are carried at fair value on the consolidated balance sheets.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments, which are not designated as hedging instruments.

	September 30, 2017			December 31, 2016
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate lock commitments (mortgage)	$354,075	$2,729	Other assets	$285,345	$206	Other assets
Forward commitments (mortgage)	243,500	234	Other assets	179,600	2,908	Other assets
Purchased options (time deposit)	53,074	1,434	Other assets	80,554	2,576	Other assets
Written options (time deposit)	53,074	(1,434)	Other liabilities	80,554	(2,576)	Other liabilities

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	Nine Months Ended September 30,
($ in Thousands)		2017	2016
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(115)	$(888)
Interest rate lock commitments (mortgage)	Mortgage banking, net	2,523	2,768
Forward commitments (mortgage)	Mortgage banking, net	(2,674)	(2,271)
Foreign currency exchange forwards	Capital market fees, net	(39)	(85)
Commodity contracts	Capital market fees, net	476	690

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

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
September 30, 2017
Derivative assets
Interest and commodity agreements	$23,224	$—	$23,224	$(21,783)	$(1,441)	$—
Derivative liabilities
Interest and commodity agreements	$21,783	$—	$21,783	$(21,783)	$—	$—
December 31, 2016
Derivative assets
Interest and commodity agreements	$18,031	$—	$18,031	$(18,031)	$—	$—
Derivative liabilities
Interest and commodity agreements	$31,075	$—	$31,075	$(18,031)	$(11,148)	$1,896

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

	September 30, 2017	December 31, 2016
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$8,002,766	$8,131,131
Commercial letters of credit(a)	8,961	7,923
Standby letters of credit(c)	233,783	259,632

(a)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2017 or December 31, 2016.

(b)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

(c)	The Corporation has established a liability of $2 million at September 30, 2017 and $3 million at December 31, 2016, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $24 million at September 30, 2017 and $25 million at December 31, 2016, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2017, was $142 million, compared to $85 million at December 31, 2016, included in other assets on the consolidated balance sheets. Related to these investments, the Corporation had remaining commitments to fund of $101 million at September 30, 2017, and $69 million at December 31, 2016.

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

Subsequent to the announcement on July 20, 2017, of the Merger Agreement between the Corporation and Bank Mutual, several lawsuits were filed in connection with the proposed merger. On July 28, 2017, two substantially identical purported class action complaints, each by various individual plaintiffs, were filed with the Wisconsin Circuit Court for Milwaukee County on behalf of the respective named plaintiffs and other Bank Mutual shareholders against Bank Mutual, the members of the Bank Mutual board, and the Corporation. The lawsuits are captioned Schumel et al v. Bank Mutual Corporation et al. and Paquin et al. v. Bank Mutual Corporation et al. Both complaints allege state law breach of fiduciary duty claims against the Bank Mutual board for, among other things, seeking to sell Bank Mutual through an allegedly defective process, for an allegedly unfair price and on allegedly unfair terms. On August 30, 2017, a third purported class action complaint, captioned Wollenburg et al. v. Bank Mutual Corporation et al., was filed in the Wisconsin Circuit Court for Milwaukee County, on behalf of the same class of shareholders and against the same defendants as the prior two complaints. The Wollenburg complaint asserts similar allegations as the prior two complaints, and further alleges that the preliminary proxy statement/prospectus filed with the SEC contains various alleged misstatements or omissions under federal securities law. The Paquin, Schumel and Wollenburg complaints allege that the Corporation aided and abetted Bank Mutual's directors' alleged breaches of fiduciary duty. The parties have entered into a stipulation seeking to consolidate the three actions. On September 13, 2017, the Corporation filed a notice of removal of the Paquin, Schumel and Wollenburg actions to the United States District Court for the Eastern District of Wisconsin.  On September 15, 2017, the plaintiffs in the Paquin, Schumel and Wollenburg actions filed identical motions to remand the three cases back to state court, and on September 27, 2017, the defendants filed oppositions to the motions to remand.  On October 3, 2017, the defendants filed motions to dismiss the three actions. On September 6, 2017, a fourth purported class action complaint, captioned Parshall et al., v. Bank Mutual Corporation et al., was filed in the U.S. District Court for the Eastern District of Wisconsin, on behalf of the same class of shareholders and against the same defendants as the prior complaints. The Parshall complaint criticizes the adequacy of the merger consideration and alleges that Bank Mutual, the members of the Bank Mutual board and the Corporation allegedly omitted and/or misrepresented certain information in the registration statement on Form S-4 filed in connection with the proposed merger in violation of the federal securities laws. The lawsuits seek, among other things, to enjoin the consummation of the transaction and damages. The Corporation believes the allegations are without merit. On October 13, 2017, Bank Mutual and the Corporation reached agreement with the plaintiffs in each of the four cases whereby Bank Mutual issued certain additional disclosures in a Form 8-K, and each of the plaintiffs have agreed to dismiss their actions with prejudice as to the named plaintiffs and without prejudice as to the rest of the purported class members.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $1 million and $2 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. The loss reimbursement and settlement claims paid for both the nine months ended September 30, 2017 and the year ended December 31,

2016 were negligible. Make whole requests during 2016 and the first nine months of 2017 generally arose from loans sold during the period of January 1, 2012 to September 30, 2017, which totaled $9.7 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2017, approximately $6.1 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	($ in Thousands)
Balance at beginning of period	$900	$1,197
Repurchase provision expense	165	456
Adjustments to provision expense	—	(750)
Charge offs, net	(148)	(3)
Balance at end of period	$917	$900

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2017, and December 31, 2016, there were approximately $77 million and $62 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2017 and December 31, 2016, there were $79 million and $98 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
Note 13 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2017, and December 31, 2016, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Derivative financial instruments (commodity contracts): The Corporation enters into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror commodity contracts) with third parties to manage its risk associated with these financial instruments. The valuation of the Corporation’s commodity contracts is determined using quoted prices of the underlying instruments, and are classified in Level 2 of the fair value hierarchy. See Note 10 for additional disclosures regarding the Corporation’s commodity contracts.

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Hierarchy	September 30, 2017	December 31, 2016
		($ in Thousands)
Assets
Investment securities available for sale:
U.S. Treasury securities	Level 1	$1,001	$1,000
Residential mortgage-related securities:
FNMA / FHLMC	Level 2	505,261	639,930
GNMA	Level 2	1,667,836	2,004,475
Private-label	Level 2	1,072	1,121
GNMA commercial mortgage-related securities	Level 2	1,513,077	2,028,898
Asset backed securities	Level 2	108,628	—
Other securities (debt and equity)	Level 1	1,650	1,602
Other securities (debt and equity)	Level 2	3,174	3,000
Other securities (debt and equity)	Level 3	—	200
Total investment securities available for sale	Level 1	2,651	2,602
Total investment securities available for sale	Level 2	3,799,048	4,677,424
Total investment securities available for sale	Level 3	—	200
Residential loans held for sale (a)	Level 2	113,064	—
Interest rate-related instruments	Level 2	26,837	33,671
Foreign currency exchange forwards	Level 2	3,053	2,002
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	2,729	206
Forward commitments to sell residential mortgage loans	Level 3	234	2,908
Commodity contracts	Level 2	18,539	16,725
Purchased options (time deposit)	Level 2	1,434	2,576
Liabilities
Interest rate-related instruments	Level 2	$26,469	$33,188
Foreign currency exchange forwards	Level 2	3,033	1,943
Commodity contracts	Level 2	17,310	15,972
Written options (time deposit)	Level 2	1,434	2,576

(a)
Effective January 1, 2017, residential loans originated for sale are accounted for under the fair value option. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 3.

The table below presents a rollforward of the balance sheet amounts for the nine months ended September 30, 2017 and the year ended December 31, 2016, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2015	$200	$1,361
Total net gains included in income
Mortgage derivative gain	—	1,753
Balance December 31, 2016	$200	$3,114
Total net losses included in income
Mortgage derivative loss	—	(151)
Transfer out of level 3 securities(a)	(200)	—
Balance September 30, 2017	$—	$2,963

(a) During the first quarter of 2017, the $200,000 level 3 investment security was transferred to level 2 based upon new pricing information.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative financial instruments (mortgage derivative — interest rate lock commitments to originate residential mortgage loans held for sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At September 30, 2017, the closing ratio was 87%.
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

Commercial loans held for sale: Loans held for sale are carried at the lower of cost or estimated fair value. The estimated fair value is based on a discounted cash flow analysis, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.

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

For Level 3, assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2017, the Corporation utilized the following valuation techniques and significant unobservable inputs.
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

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
September 30, 2017
Assets
Commercial loans held for sale(a)	Level 2	$9,718	Provision for credit losses	$—
Impaired loans(c)	Level 3	54,762	Provision for credit losses(d)	(22,703)
Other real estate owned	Level 2	3,291	Foreclosure / OREO expense, net	(939)
Mortgage servicing rights	Level 3	62,625	Mortgage banking, net	(286)

December 31, 2016
Assets
Commercial loans held for sale	Level 2	$12,474	Provision for credit losses	$(559)
Residential loans held for sale(b)	Level 2	108,010	Mortgage banking, net	(3,760)
Impaired loans(c)	Level 3	79,270	Provision for credit losses(d)	(75,194)
Other real estate owned	Level 2	9,752	Foreclosure / OREO expense, net	(1,091)
Mortgage servicing rights	Level 3	73,149	Mortgage banking, net	200

(a)
Commercial loans held for sale are carried at the lower of cost or estimated fair value. At September 30, 2017, the estimated fair value exceeded the cost and therefore there was no adjustment recognized in income.

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

The change in provision for credit loss is primarily due to the oil and gas portfolio. For more information on the oil and gas portfolio, see Note 7.

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

	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
September 30, 2017
Mortgage servicing rights	Discounted cash flow	Discount rate	11%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	12%
Impaired Loans	Appraisals / Discounted cash flow	Collateral / Discount factor	16%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

		September 30, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$354,331	$354,331	$446,558	$446,558
Interest-bearing deposits in other financial institutions	Level 1	109,596	109,596	149,175	149,175
Federal funds sold and securities purchased under agreements to resell	Level 1	27,700	27,700	46,500	46,500
Investment securities held to maturity	Level 2	2,233,579	2,243,845	1,273,536	1,264,674
Investment securities available for sale	Level 1	2,651	2,651	2,602	2,602
Investment securities available for sale	Level 2	3,799,048	3,799,048	4,677,424	4,677,424
Investment securities available for sale	Level 3	—	—	200	200
FHLB and Federal Reserve Bank stocks	Level 2	172,446	172,446	140,001	140,001
Commercial loans held for sale	Level 2	9,718	9,718	12,474	12,474
Residential loans held for sale	Level 2	113,064	113,064	108,010	108,010
Loans, net	Level 3	20,654,909	20,504,971	19,776,381	19,680,317
Bank and corporate owned life insurance	Level 2	589,093	589,093	585,290	585,290
Derivatives (trading and other assets)	Level 2	49,863	49,863	54,974	54,974
Derivatives (trading and other assets)	Level 3	2,963	2,963	3,114	3,114
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$20,012,174	$20,012,174	$20,282,321	$20,282,321
Brokered CDs and other time deposits	Level 2	2,321,277	2,321,277	1,606,127	1,606,127
Short-term funding	Level 2	1,064,617	1,064,617	1,092,035	1,092,035
Long-term funding	Level 2	3,147,285	3,171,059	2,761,795	2,791,841
Standby letters of credit(a)	Level 2	2,346	2,346	2,566	2,566
Derivatives (trading and other liabilities)	Level 2	48,246	48,246	53,679	53,679

(a)
The commitment on standby letters of credit was $234 million and $260 million at September 30, 2017 and December 31, 2016, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Bank and corporate owned life insurance ("BOLI" and "COLI"): The fair value of BOLI and COLI approximates the carrying amount, because upon liquidation of these investments, the Corporation would receive the cash surrender value which equals the carrying amount. The Corporation has not purchased any new BOLI or COLI policies since 2008.
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

Note 14 Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan (“RAP”)) covering substantially all employees who meet participation requirements. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan.  There are no other active retiree healthcare plans.
The components of net periodic benefit cost for the RAP and Postretirement Plan for three and nine months ended September 30, 2017 and 2016 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in Thousands)
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,713	$1,636	$5,276	$5,086
Interest cost	1,795	1,781	5,307	5,341
Expected return on plan assets	(4,929)	(5,085)	(14,692)	(15,215)
Amortization of prior service cost	(19)	(80)	(56)	(55)
Amortization of actuarial loss	619	621	1,594	1,586
Total net pension cost	$(821)	$(1,127)	$(2,571)	$(3,257)
Postretirement Plan
Interest cost	$26	$35	$74	$107
Amortization of prior service cost	(19)	—	(57)	—
Amortization of actuarial loss	2	—	2	—
Total net periodic benefit cost	$9	$35	$19	$107

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. The Corporation made contributions of $6 million to its RAP in the first nine months of 2017. No contribution was made during the first nine months of 2016.

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
Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Nine Months Ended September 30, 2017
Net interest income	$271,615	$270,011	$12,589	$554,215
Noninterest income	36,768	198,546	12,822	248,136
Total revenue	308,383	468,557	25,411	802,351
Credit provision(a)	32,549	15,317	(21,866)	26,000
Noninterest expense	116,578	361,580	49,276	527,434
Income (loss) before income taxes	159,256	91,660	(1,999)	248,917
Income tax expense (benefit)	53,082	32,081	(15,500)	69,663
Net income	$106,174	$59,579	$13,501	$179,254
Return on average allocated capital (ROCET1)(b)	12.7%	13.6%	2.2%	11.0%
Nine Months Ended September 30, 2016
Net interest income	$242,800	$257,848	$26,590	$527,238
Noninterest income	35,172	207,460	17,962	260,594
Total revenue	277,972	465,308	44,552	787,832
Credit provision(a)	38,933	18,357	(2,290)	55,000
Noninterest expense	109,511	370,714	43,420	523,645
Income (loss) before income taxes	129,528	76,237	3,422	209,187
Income tax expense (benefit)	42,623	26,683	(5,560)	63,746
Net income	$86,905	$49,554	$8,982	$145,441
Return on average allocated capital (ROCET1)(b)	10.9%	10.5%	1.4%	9.7%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Average balances for YTD September 2017
Average earning assets	$10,846,418	$9,418,173	$6,587,401	$26,851,992
Average loans	10,837,933	9,414,880	248,165	20,500,978
Average deposits	6,759,105	11,568,220	3,486,354	21,813,679
Average allocated capital (CET1)(b)	$1,121,800	$584,774	$387,388	$2,093,962
Average balances for YTD September 2016
Average earning assets	$10,097,995	$9,287,158	$6,508,356	$25,893,509
Average loans	10,088,777	9,285,848	166,447	19,541,072
Average deposits	5,906,695	11,320,106	3,531,614	20,758,415
Average allocated capital (CET1)(b)	$1,063,598	$631,484	$225,813	$1,920,895

(a)	The consolidated credit provision is equal to the actual reported provision for credit losses.

(b)
The Federal Reserve establishes capital adequacy requirements for the Corporation, including common equity Tier 1. For segment reporting purposes, the return on common equity Tier 1 ("ROCET1") reflects return on average allocated common equity Tier 1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended September 30, 2017
Net interest income	$92,356	$90,952	$6,814	$190,122
Noninterest income	12,278	67,867	5,750	85,895
Total revenue	104,634	158,819	12,564	276,017
Credit provision(a)	9,499	5,046	(9,545)	5,000
Noninterest expense	39,681	120,241	17,505	177,427
Income (loss) before income taxes	55,454	33,532	4,604	93,590
Income tax expense (benefit)	19,070	11,736	(2,217)	28,589
Net income	$36,384	$21,796	$6,821	$65,001
Return on average allocated capital (ROCET1)(b)	12.8%	14.7%	4.4%	11.7%
Three Months Ended September 30, 2016
Net interest income	$83,567	$87,274	$7,693	$178,534
Noninterest income	12,623	78,580	4,031	95,234
Total revenue	96,190	165,854	11,724	273,768
Credit provision(a)	11,080	5,969	3,951	21,000
Noninterest expense	37,968	127,454	9,892	175,314
Income (loss) before income taxes	47,142	32,431	(2,119)	77,454
Income tax expense (benefit)	14,907	11,351	(2,620)	23,638
Net income	$32,235	$21,080	$501	$53,816
Return on average allocated capital (ROCET1)(b)	11.7%	13.2%	(2.9)%	10.5%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended September 30, 2017
Average earning assets	$10,923,762	$9,608,242	$6,927,791	$27,459,795
Average loans	10,916,829	9,602,098	380,210	20,899,137
Average deposits	7,398,970	11,788,606	3,253,869	22,441,445
Average allocated capital (CET1)(b)	$1,125,181	$588,841	$405,653	$2,119,675
Three Months Ended September 30, 2016
Average earning assets	$10,441,454	$9,414,718	$6,577,991	$26,434,163
Average loans	10,435,341	9,413,401	204,034	20,052,776
Average deposits	6,227,305	11,526,639	3,650,081	21,404,025
Average allocated capital (CET1)(b)	$1,091,624	$633,392	$227,600	$1,952,616

(a)	The consolidated credit provision is equal to the actual reported provision for credit losses.

(b)
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

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components, changes, and reclassifications from accumulated other comprehensive income (loss) for the nine months and three months ended September 30, 2017 and 2016, respectively.

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2017	$(20,079)	$(34,600)	$(54,679)
Other comprehensive income (loss) before reclassifications	1,646	—	1,646
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	1,483	1,483
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(2,499)	—	(2,499)
Income tax (expense) benefit	328	(567)	(239)
Net other comprehensive income (loss) during period	(525)	916	391
Balance September 30, 2017	$(20,604)	$(33,684)	$(54,288)

Balance January 1, 2016	$459	$(33,075)	$(32,616)
Other comprehensive income (loss) before reclassifications	59,849	—	59,849
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities gain (loss), net	(6,201)	—	(6,201)
Personnel expense	—	1,531	1,531
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(4,465)	—	(4,465)
Income tax (expense) benefit	(18,768)	(584)	(19,352)
Net other comprehensive income (loss) during period	30,415	947	31,362
Balance September 30, 2016	$30,874	$(32,128)	$(1,254)

	Investment Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2017	$(19,428)	$(34,042)	$(53,470)
Other comprehensive income (loss) before reclassifications	(1,986)	—	(1,986)
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	583	583
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	76	—	76
Income tax (expense) benefit	734	(225)	509
Net other comprehensive income (loss) during period	(1,176)	358	(818)
Balance September 30, 2017	$(20,604)	$(33,684)	$(54,288)

Balance July 1, 2016	$45,916	$(32,463)	$13,453
Other comprehensive income (loss) before reclassifications	(22,894)	—	(22,894)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities gain (loss), net	13	—	13
Personnel expense	—	541	541
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(1,441)	—	(1,441)
Income tax (expense) benefit	9,280	(206)	9,074
Net other comprehensive income (loss) during period	(15,042)	335	(14,707)
Balance September 30, 2016	$30,874	$(32,128)	$(1,254)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference into this report. These forward-looking statements include statements with respect to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by the Corporation with the Securities and Exchange Commission ("SEC"), and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.
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
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. Management continually evaluates strategic acquisition opportunities and other various strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries.
Beginning in the third quarter of 2017, we have removed bank and corporate owned life insurance from other assets and included it as a separate line in the balance sheet. The Corporation has not purchased any new BOLI or COLI policies since 2008. Given the increasing age of the BOLI and COLI insureds, the Corporation expects the cash surrender value to decrease over time as more policy payouts occur. All prior periods have been restated to reflect the change in presentation.

Performance Summary

•
Average loans of $20.5 billion increased $1.0 billion, or 5%, from the first nine months of 2016, and residential mortgage lending accounted for 89% of average loan growth. Average deposits of $21.8 billion increased $1.1 billion, or 5%, from the first nine months of 2016.

•	Net interest income of $554 million increased $27 million, or 5%, from the first nine months of 2016. Net interest margin was 2.83% compared to 2.80% in the first nine months of 2016.

•	Provision for credit losses of $26 million decreased $29 million, or 53%, from the first nine months of 2016.

•	Noninterest income of $248 million was down 5% from the first nine months of 2016, reflecting lower mortgage banking income, net, driven by portfolio loans sales during the first nine months of 2016.

•	Noninterest expense of $527 million for the first nine months of 2017 was up 1% compared to the first nine months 2016.
Table 1 Summary Results of Operations: Trends

	YTD Sep 2017	YTD Sep 2016	3Q17	2Q17	1Q17	4Q16	3Q16
	($ in Thousands, except per share data)
Net income	$179,254	$145,441	$65,001	$57,983	$56,270	$54,833	$53,816
Net income available to common equity	172,246	138,886	62,662	55,644	53,940	52,485	51,628
Earnings per common share - basic	1.13	0.92	0.41	0.36	0.36	0.35	0.34
Earnings per common share - diluted	1.11	0.92	0.41	0.36	0.35	0.34	0.34
Effective tax rate	27.99%	30.47%	30.55%	25.58%	27.31%	30.07%	30.52%

Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans(1)(2)(3)
Commercial and business lending	$7,280,302	$197,356	3.62%	$7,391,735	$177,563	3.21%
Commercial real estate lending	4,979,132	143,093	3.84%	4,660,538	120,758	3.46%
Total commercial	12,259,434	340,449	3.71%	12,052,273	298,321	3.31%
Residential mortgage	6,956,937	169,231	3.24%	6,102,383	145,384	3.18%
Retail	1,284,607	48,039	4.99%	1,386,416	49,231	4.74%
Total loans	20,500,978	557,719	3.63%	19,541,072	492,936	3.37%
Investment securities
Taxable	4,819,580	71,295	1.97%	4,953,410	72,734	1.96%
Tax-exempt(1)	1,153,382	37,546	4.34%	1,076,603	36,513	4.52%
Other short-term investments	378,052	5,581	1.97%	322,424	3,449	1.43%
Investments and other	6,351,014	114,422	2.40%	6,352,437	112,696	2.37%
Total earning assets	26,851,992	$672,141	3.34%	25,893,509	$605,632	3.12%
Other assets, net	2,466,764			2,478,574
Total assets	$29,318,756			$28,372,083
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$1,517,901	$671	0.05%	$1,420,398	$662	0.06%
Interest-bearing demand	4,290,862	16,483	0.51%	3,672,705	7,113	0.26%
Money market	9,201,369	36,507	0.53%	9,071,388	19,709	0.29%
Time	1,853,295	12,221	0.88%	1,550,693	9,078	0.78%
Total interest-bearing deposits	16,863,427	65,882	0.52%	15,715,184	36,562	0.31%
Federal funds purchased and securities sold under agreements to repurchase	460,672	2,107	0.61%	629,976	1,000	0.21%
Other short-term funding	646,266	3,946	0.82%	769,049	1,656	0.29%
Total short-term funding	1,106,938	6,053	0.73%	1,399,025	2,656	0.25%
Long-term funding	2,979,712	30,133	1.35%	2,964,807	23,657	1.06%
Total short and long-term funding	4,086,650	36,186	1.18%	4,363,832	26,313	0.80%
Total interest-bearing liabilities	20,950,077	$102,068	0.65%	20,079,016	$62,875	0.42%
Noninterest-bearing demand deposits	4,950,252			5,043,231
Other liabilities	260,409			247,624
Stockholders’ equity	3,158,018			3,002,212
Total liabilities and stockholders’ equity	$29,318,756			$28,372,083
Interest rate spread			2.69%			2.70%
Net free funds			0.14%			0.10%
Fully tax-equivalent net interest income and net interest margin		$570,073	2.83%		$542,757	2.80%
Fully tax-equivalent adjustment		15,858			15,519
Net interest income		$554,215			$527,238

(1)
The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes net loan fees.

Table 2 Net Interest Income Analysis Continued

	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans(1)(2)(3)
Commercial and business lending	$7,318,594	$71,169	3.86%	$7,321,523	$65,507	3.59%	$7,577,470	$61,184	3.21%
Commercial real estate lending	4,973,436	50,396	4.02%	4,964,257	47,562	3.84%	4,855,827	41,600	3.41%
Total commercial	12,292,030	121,565	3.93%	12,285,780	113,069	3.69%	12,433,297	102,784	3.29%
Residential mortgage	7,339,827	59,828	3.26%	6,957,865	56,097	3.23%	6,255,264	49,254	3.15%
Retail	1,267,280	16,541	5.21%	1,278,345	16,048	5.03%	1,364,215	16,246	4.76%
Total loans	20,899,137	197,934	3.77%	20,521,990	185,214	3.62%	20,052,776	168,284	3.35%
Investment securities
Taxable	4,846,653	24,162	1.97%	4,781,488	23,658	1.98%	4,859,750	22,948	1.89%
Tax-exempt(1)	1,177,962	12,650	4.30%	1,143,736	12,459	4.36%	1,119,873	12,456	4.45%
Other short-term investments	536,043	2,492	1.85%	297,341	1,553	2.09%	401,764	1,064	1.06%
Investments and other	6,560,658	39,304	2.40%	6,222,565	37,670	2.42%	6,381,387	36,468	2.29%
Total earning assets	27,459,795	$237,238	3.44%	26,744,555	$222,884	3.34%	26,434,163	$204,752	3.09%
Other assets, net	2,504,232			2,454,351			2,534,209
Total assets	$29,964,027			$29,198,906			$28,968,372
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$1,545,884	$282	0.06%	$1,541,129	$201	0.05%	$1,448,223	$198	0.05%
Interest-bearing demand	4,347,550	6,767	0.62%	4,272,620	5,506	0.52%	4,151,708	2,937	0.28%
Money market	9,367,907	15,357	0.65%	9,064,874	11,763	0.52%	9,088,943	6,956	0.30%
Time	2,187,986	5,372	0.97%	1,752,255	3,710	0.85%	1,553,349	3,027	0.78%
Total interest-bearing deposits	17,449,327	27,778	0.63%	16,630,878	21,180	0.51%	16,242,223	13,118	0.32%
Federal funds purchased and securities sold under agreements to repurchase	398,200	768	0.76%	489,571	824	0.67%	655,825	326	0.20%
Other short-term funding	416,124	1,039	0.99%	842,305	1,827	0.87%	324,623	296	0.36%
Total short-term funding	814,324	1,807	0.88%	1,331,876	2,651	0.80%	980,448	622	0.25%
Long-term funding	3,239,687	12,187	1.50%	2,932,348	9,950	1.36%	3,256,099	7,229	0.89%
Total short and long-term funding	4,054,011	13,994	1.37%	4,264,224	12,601	1.18%	4,236,547	7,851	0.74%
Total interest-bearing liabilities	21,503,338	$41,772	0.77%	20,895,102	$33,781	0.65%	20,478,770	$20,969	0.41%
Noninterest-bearing demand deposits	4,992,118			4,892,271			5,161,802
Other liabilities	283,724			246,395			281,442
Stockholders’ equity	3,184,847			3,165,138			3,046,358
Total liabilities and stockholders’ equity	$29,964,027			$29,198,906			$28,968,372
Interest rate spread			2.67%			2.69%			2.68%
Net free funds			0.17%			0.14%			0.09%
Fully tax-equivalent net interest income and net interest margin		$195,466	2.84%		$189,103	2.83%		$183,783	2.77%
Fully tax-equivalent adjustment		5,344			5,284			5,249
Net interest income		$190,122			$183,819			$178,534

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

Notable Contributions to the Change in Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $554 million for the first nine months of 2017 compared to $527 million for the first nine months of 2016. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rate risk and market risk.

•	Fully tax-equivalent net interest income of $570 million for the first nine months of 2017 was $27 million higher than the first nine months of 2016.

•
Average earning assets of $26.9 billion for the first nine months of 2017 were $958 million, or 4%, higher than the first nine months of 2016. Average loans increased $960 million, or 5%, primarily due to an $855 million increase in residential mortgage loans and a $319 million increase in commercial real estate lending, partially offset by decreases in other retail loans and commercial and business lending.

•
Average interest-bearing liabilities of $21.0 billion for the first nine months of 2017 were up $871 million, or 4%, versus the first nine months of 2016. On average, interest-bearing deposits increased $1.1 billion and short-term funding decreased $292 million to $1.1 billion from the first nine months of 2016.

•
The net interest margin for the first nine months of 2017 was 2.83%, compared to 2.80% for the first nine months of 2016. The increase was primarily driven by a 4 basis-point ("bp") expansion in the net free funds benefit as the value of noninterest-bearing deposits increases as a result of Federal Funds rate increases.

•
For the first nine months of 2017, loan yields increased 26 bps to 3.63% compared to the first nine months of 2016. The yield on investment securities and other short-term investments increased 3 bp to 2.40%.

•
The cost of interest-bearing liabilities was 0.65% for the first nine months of 2017, which was 23 bps higher than the first nine months of 2016. The increase was primarily due to a 21 bp increase in the cost of average interest-bearing deposits (to 0.52%) and a 48 bp increase in the cost of short-term funding (to 0.73%), both primarily due to increases in the Federal Reserve interest rate.

•
The Federal Reserve increased the targeted federal funds rate on June 14, 2017, to a range of 1.00% to 1.25% from 0.75% to 1.00%. The Federal Reserve has indicated that it expects gradual increases in the Federal Funds rate. However, the timing and magnitude of any such increases are uncertain and will depend on domestic and global economic conditions.

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the nine months ended September 30, 2017 was $26 million, compared to $55 million for the nine months ended September 30, 2016. Net charge offs were $29 million (representing 0.19% of average loans) for the nine months ended September 30, 2017, compared to $56 million (representing 0.38% of average loans) for the nine months ended September 30, 2016. The ratio of the allowance for loan losses to total loans was 1.32% for September 30, 2017 and 1.36% for September 30, 2016.
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

Noninterest Income
Table 3 Noninterest Income

			YTD % Change						3Q17 Change vs
($ in Thousands, except AUM)	YTD Sep 2017	YTD Sep 2016		3Q17	2Q17	1Q17	4Q16	3Q16	2Q17	3Q16
Trust service fees	$37,066	$34,656	7%	$12,785	$12,346	$11,935	$12,211	$11,700	4%	9%
Service charges on deposit accounts	48,654	50,162	(3)%	16,268	16,030	16,356	16,447	17,445	1%	(7)%
Card-based and other nondeposit fees	38,848	37,485	4%	12,619	13,764	12,465	12,592	12,777	(8)%	(1)%
Insurance commissions	62,288	62,818	(1)%	19,815	20,853	21,620	17,977	19,431	(5)%	2%
Brokerage and annuity commissions	13,071	12,047	9%	4,392	4,346	4,333	4,188	4,155	1%	6%
Subtotal ("fee-based revenue")	199,927	197,168	1%	65,879	67,339	66,709	63,415	65,508	(2)%	1%
Mortgage banking income	24,112	38,190	(37)%	9,147	7,692	7,273	12,058	21,903	19%	(58)%
Mortgage servicing rights expense	7,921	11,628	(32)%	2,562	2,665	2,694	499	3,612	(4)%	(29)%
Mortgage banking, net	16,191	26,562	(39)%	6,585	5,027	4,579	11,559	18,291	31%	(64)%
Capital market fees, net	12,535	14,343	(13)%	4,610	4,042	3,883	7,716	7,012	14%	(34)%
Bank and corporate owned life insurance income	13,094	11,033	19%	6,580	3,899	2,615	3,338	3,290	69%	100%
Other	6,746	6,140	10%	2,254	2,213	2,279	2,379	2,180	2%	3%
Subtotal	248,493	255,246	(3)%	85,908	82,520	80,065	88,407	96,281	4%	(11)%
Asset gains (losses), net	(716)	(853)	(16)%	(16)	(466)	(234)	767	(1,034)	(97)%	(98)%
Investment securities gains (losses), net	359	6,201	(94)%	3	356	—	3,115	(13)	(99)%	(123)%
Total noninterest income	$248,136	$260,594	(5)%	$85,895	$82,410	$79,831	$92,289	$95,234	4%	(10)%
Mortgage loans originated for sale during period	$466,135	$983,930	(53)%	$245,851	$119,004	$101,280	$287,194	$466,092	107%	(47)%
Mortgage loan settlements during period	$551,696	$1,147,278	(52)%	$187,568	$167,550	$196,578	$395,382	$655,298	12%	(71)%
Trust assets under management ("AUM"), at market value(a)	$9,243	$8,179	13%	$9,243	$8,997	$8,716	$8,302	$8,179	3%	13%

(a)	AUM $ in millions

Notable Contributions to the Change in Noninterest Income

•
Fee-based revenue was $200 million, an increase of $3 million (1%) compared to the first nine months of 2016. Within fee based revenue, trust service fees increased $2 million, primarily due to an increase in assets under management.

•
Net mortgage banking income for the first nine months of 2017 was $16 million, down $10 million (39%) from the first nine months of 2016, primarily due to portfolio loan sales during the third quarter of 2016.

•	Capital market fees, net, was $13 million for the first nine months of 2017, down $2 million (13%), driven primarily by decreased syndication fee revenue.

•	Bank and corporate owned life insurance income was $13 million for the first nine months of 2017, up $2 million from the first nine months of 2016, driven by increased policy payouts.

•	Net investment securities gains were down $6 million for the first nine months of 2017, due to $6 million gain on the sale of FNMA and FHLMC securities during the first nine months of 2016.

Noninterest Expense
Table 4 Noninterest Expense

									3Q17 Change vs
($ in Thousands)	YTD Sep 2017	YTD Sep 2016	YTD % Change	3Q17	2Q17	1Q17	4Q16	3Q16	2Q17	3Q16
Personnel expense	$314,954	$307,346	2%	$105,852	$104,683	$104,419	$107,491	$103,819	1%	2%
Occupancy	40,345	42,379	(5)%	12,294	12,832	15,219	13,690	15,362	(4)%	(20)%
Equipment	15,951	16,161	(1)%	5,232	5,234	5,485	5,328	5,319	—%	(2)%
Technology	45,126	42,887	5%	15,233	15,473	14,420	14,413	14,173	(2)%	7%
Business development and advertising	20,751	20,053	3%	7,764	7,152	5,835	6,298	5,251	9%	48%
Other intangible amortization	1,459	1,568	(7)%	450	496	513	525	525	(9)%	(14)%
Loan expense	8,924	10,198	(12)%	3,330	2,974	2,620	3,443	3,535	12%	(6)%
Legal and professional fees	16,125	14,685	10%	6,248	5,711	4,166	5,184	4,804	9%	30%
Foreclosure / OREO expense	3,593	4,167	(14)%	906	1,182	1,505	677	960	(23)%	(6)%
FDIC expense	23,800	25,500	(7)%	7,800	8,000	8,000	9,250	9,000	(3)%	(13)%
Other expense	36,406	38,701	(6)%	12,318	12,579	11,509	12,616	12,566	(2)%	(2)%
Total noninterest expense	$527,434	$523,645	1%	$177,427	$176,316	$173,691	$178,915	$175,314	1%	1%
Personnel expense to total noninterest expense	60%	59%		60%	59%	60%	60%	59%
Average full-time equivalent employees	4,368	4,422		4,384	4,352	4,370	4,439	4,477
Notable Contributions to the Change in Noninterest Expense

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $315 million for the first nine months of 2017, up $8 million (2%) from the first nine months of 2016, primarily due to increased health insurance cost and incentive plan estimates.

•
Nonpersonnel noninterest expense on a combined basis was $212 million, down $4 million (2%) compared to the first nine months of 2016. Occupancy expense decreased $2 million (5%) in the first nine months of 2017, primarily driven by ongoing internal consolidation efforts. FDIC expense was $24 million for the first nine months of 2017, down $2 million (7%) from the first nine months of 2016, primarily driven by risk-weighted asset strategies deployed by the Corporation.

Income Taxes

The Corporation recognized income tax expense of $70 million for the nine months ended September 30, 2017, compared to income tax expense of $64 million for the nine months ended September 30, 2016. The change in income tax expense was due primarily to an increase in pre-tax book income. The effective tax rate was 27.99% for the first nine months of 2017, compared to an effective tax rate of 30.47% for the first nine months of 2016, reflecting a change in accounting standards related to stock compensation and a recent favorable tax court ruling.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section Critical Accounting Policies, in the Corporation’s 2016 Annual Report on Form 10-K for additional information on income taxes.

Balance Sheet Analysis

•	At September 30, 2017, total assets were $30.1 billion, up $925 million (3%) from December 31, 2016 and up $912 million (3%) from September 30, 2016.

•
Loans of $20.9 billion at September 30, 2017 were up $877 million (4%) from December 31, 2016 and were up $1.1 billion (5%) from September 30, 2016. See section Loans for additional information on loans.

•
At September 30, 2017, total deposits of $22.3 billion were up $445 million (2%) from December 31, 2016 and were up $586 million (3%) from September 30, 2016. See section Deposits and Customer Funding for additional information on deposits.

•	Short and long-term funding of $4.2 billion increased $358 million (9%) from December 31, 2016 and increased $210 million (5%) from September 30, 2016.
Loans
Table 5 Period End Loan Composition

	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,534,660	31%	$6,571,000	32%	$6,300,646	31%	$6,489,014	32%	$6,721,557	34%
Commercial real estate — owner occupied	827,064	4%	845,336	4%	878,391	4%	897,724	5%	892,678	4%
Commercial and business lending	7,361,724	35%	7,416,336	36%	7,179,037	35%	7,386,738	37%	7,614,235	38%
Commercial real estate — investor	3,345,536	16%	3,329,585	16%	3,415,355	17%	3,574,732	18%	3,530,370	18%
Real estate construction	1,552,135	8%	1,651,805	8%	1,553,205	8%	1,432,497	7%	1,314,431	7%
Commercial real estate lending	4,897,671	24%	4,981,390	24%	4,968,560	25%	5,007,229	25%	4,844,801	25%
Total commercial	12,259,395	59%	12,397,726	60%	12,147,597	60%	12,393,967	62%	12,459,036	63%
Residential mortgage	7,408,471	35%	7,115,457	34%	6,715,282	33%	6,332,327	31%	6,034,166	30%
Home equity	890,130	4%	897,111	4%	911,969	5%	934,443	5%	951,594	5%
Other consumer	373,464	2%	372,775	2%	372,835	2%	393,979	2%	399,209	2%
Total consumer	8,672,065	41%	8,385,343	40%	8,000,086	40%	7,660,749	38%	7,384,969	37%
Total loans	$20,931,460	100%	$20,783,069	100%	$20,147,683	100%	$20,054,716	100%	$19,844,005	100%

The Corporation has long-term guidelines relative to the proportion of commercial and business, commercial real estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2016 and the first nine months of 2017. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2017, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.

Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses and lease financing. At September 30, 2017, the largest industry group within the commercial and business lending category was the manufacturing sector, which represented 6% of total loans and 16% of the total commercial and business lending portfolio. The next largest industry group within the commercial and business lending category included the power and utilities portfolio, which represented 5% of total loans and represented 14% of the total commercial and business lending portfolio at September 30, 2017. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under oil and gas lending below.
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diversified by product line with approximately 58% in oil and 42% in gas at September 30, 2017. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 6 Oil and Gas Loan Portfolio

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in Millions)
Pass	$446	$411	$405	$426	$351
Special mention	—	39	8	20	47
Potential problem	39	37	78	75	171
Nonaccrual	92	114	134	147	127
Total oil and gas related loans	$577	$601	$625	$668	$696
Quarter net charge offs	$8	$12	$6	$6	$22
Oil and gas related allowance	$30	$33	$42	$38	$38
Oil and gas related allowance ratio	5.2%	5.4%	6.7%	5.7%	5.5%
Lower market pricing and increased market volatility has led to downward migration within the portfolio. At September 30, 2017, nonaccrual oil and gas related loans totaled approximately $92 million, representing 16% of the oil and gas loan portfolio, a decrease of $55 million from December 31, 2016.
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types. At September 30, 2017, the largest property type exposures within the commercial real estate-investor portfolio were loans secured by multi-family properties, which represented 5% of total loans and 29% of the total commercial real estate-investor portfolio and loans secured by retail properties which represented 5% of total loans and 28% of the total commercial real estate-investor portfolio. The remaining commercial real estate-investor portfolio is spread over various other property types, none of which exceed 5% of total loans. Of the exposure in the Corporation's commercial real estate retailer portfolio, our largest tenant exposure is approximately 5%, spread over six loans, to a national investment grade grocer. Credit risk is managed in a similar manner to commercial and business lending by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.
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
The Corporation’s current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum loan-to-value (“LTV”), requirements for pre-leasing and / or presales, minimum borrower equity, and maximum loan to cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land that has a 50% LTV maximum. The Corporation’s LTV guidelines are in compliance with regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts include interest reserves, which are built into the loans and sized to fund loan payments through construction and lease up and / or sell out.
Table 7 Commercial Loan Distribution and Interest Rate Sensitivity

September 30, 2017	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,860,886	$469,480	$204,294	$6,534,660	53%
Commercial real estate — investor	2,457,622	827,405	60,509	3,345,536	27%
Commercial real estate — owner occupied	409,936	307,477	109,651	827,064	7%
Real estate construction	1,428,540	94,874	28,721	1,552,135	13%
Total	$10,156,984	$1,699,236	$403,175	$12,259,395	100%
Fixed rate	$4,357,609	$743,284	$310,221	$5,411,114	44%
Floating or adjustable rate	5,799,375	955,952	92,954	6,848,281	56%
Total	$10,156,984	$1,699,236	$403,175	$12,259,395	100%
Percent by maturity distribution	83%	14%	3%	100%

(a)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $6.8 billion (56%) at September 30, 2017. Including the $4.4 billion of fixed rate loans due within one year, 91% of the commercial loan portfolio noted above matures, re-prices, or resets within one year.
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. At September 30, 2017, the residential mortgage portfolio was comprised of $2.5 billion of fixed-rate residential real estate mortgages and $4.9 billion of variable-rate residential real estate mortgages, compared to $1.8 billion of fixed-rate mortgages and $4.5 billion variable-rate mortgages at December 31, 2016. The residential mortgage portfolio is focused primarily in our three-state branch footprint, with approximately 88% of the outstanding loan balances in our branch footprint at September 30, 2017. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. During the first half of 2017, the Corporation retained substantially all of its 30 year production through May. Beginning in June, the Corporation resumed originating for sale. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The Corporation also generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans were sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its balance sheet.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity: Home equity consists of both home equity lines of credit and closed-end home equity loans, approximately 24% are first lien positions. Home equity loans and lines in a junior position at September 30, 2017 included approximately 35% for which the Corporation also owned or serviced the related first lien loan and approximately 65% where the Corporation did not own or service the related first lien loan.
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

Based upon outstanding balances at September 30, 2017, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
Table 8 Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% of Total
Less than 5 years	$56,613	7%
5 to 10 years	214,719	26%
Over 10 years	542,371	67%
Total home equity revolving lines of credit	$813,703	100%

Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $190 million and $214 million of student loans at September 30, 2017, and December 31, 2016, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

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
Table 9 Nonperforming Assets

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in Thousands)
Nonperforming assets
Commercial and industrial	$122,284	$141,475	$164,891	$183,371	$205,902
Commercial real estate — owner occupied	15,598	15,800	17,925	9,544	6,995
Commercial and business lending	137,882	157,275	182,816	192,915	212,897
Commercial real estate — investor	3,543	7,206	8,273	18,051	8,028
Real estate construction	1,540	1,717	1,247	844	864
Commercial real estate lending	5,083	8,923	9,520	18,895	8,892
Total commercial	142,965	166,198	192,336	211,810	221,789
Residential mortgage	54,654	51,975	54,183	50,236	53,475
Home equity	12,639	13,482	13,212	13,001	14,347
Other consumer	259	233	260	256	300
Total consumer	67,552	65,690	67,655	63,493	68,122
Total nonaccrual loans	210,517	231,888	259,991	275,303	289,911
Commercial real estate owned	5,098	4,825	5,599	7,176	9,758
Residential real estate owned	3,385	2,957	1,941	3,098	3,006
Bank properties real estate owned	—	—	—	—	1,735
Other real estate owned (“OREO”)	8,483	7,782	7,540	10,274	14,499
Other nonperforming assets	7,418	7,418	7,418	7,418	—
Total nonperforming assets (“NPAs”)	$226,418	$247,088	$274,949	$292,995	$304,410
Accruing loans past due 90 days or more
Commercial	$308	$248	$258	$236	$254
Consumer	1,303	1,287	1,462	1,377	1,257
Total accruing loans past due 90 days or more	$1,611	$1,535	$1,720	$1,613	$1,511
Restructured loans (accruing)
Commercial	$51,259	$50,634	$51,274	$53,022	$53,410
Consumer	25,919	26,691	27,785	26,835	26,660
Total restructured loans (accruing)	$77,178	$77,325	$79,059	$79,857	$80,070
Nonaccrual restructured loans (included in nonaccrual loans)	$33,520	$51,715	$78,902	$29,385	$31,758
Ratios
Nonaccrual loans to total loans	1.01%	1.12%	1.29%	1.37%	1.46%
NPAs to total loans plus OREO	1.08%	1.19%	1.36%	1.46%	1.53%
NPAs to total assets	0.75%	0.83%	0.94%	1.01%	1.04%
Allowance for loan losses to nonaccrual loans	131.37%	121.22%	108.72%	101.10%	92.97%

Table 9 Nonperforming Assets (continued)

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in Thousands)
Accruing loans 30-89 days past due
Commercial and industrial	$1,378	$1,255	$1,675	$1,413	$950
Commercial real estate — owner occupied	1,522	1,284	970	1,384	869
Commercial and business lending	2,900	2,539	2,645	2,797	1,819
Commercial real estate — investor	1,109	899	1,122	931	630
Real estate construction	700	135	431	369	402
Commercial real estate lending	1,809	1,034	1,553	1,300	1,032
Total commercial	4,709	3,573	4,198	4,097	2,851
Residential mortgage	8,870	9,165	7,243	8,142	6,697
Home equity	7,191	5,924	4,512	5,849	5,473
Other consumer	1,686	1,746	1,658	3,189	2,046
Total consumer	17,747	16,835	13,413	17,180	14,216
Total accruing loans 30-89 days past due	$22,456	$20,408	$17,611	$21,277	$17,067
Potential problem loans
Commercial and industrial	$153,779	$142,607	$218,930	$227,196	$351,290
Commercial real estate — owner occupied	57,468	60,724	58,994	64,524	47,387
Commercial and business lending	211,247	203,331	277,924	291,720	398,677
Commercial real estate — investor	46,770	48,569	49,217	51,228	36,765
Real estate construction	118	8,901	10,141	2,465	1,929
Commercial real estate lending	46,888	57,470	59,358	53,693	38,694
Total commercial	258,135	260,801	337,282	345,413	437,371
Residential mortgage	650	1,576	2,155	5,615	3,226
Home equity	124	208	220	114	78
Total consumer	774	1,784	2,375	5,729	3,304
Total potential problem loans	$258,909	$262,585	$339,657	$351,142	$440,675
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7 Loans, of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at September 30, 2017 was 1.01%, as compared to 1.37% at December 31, 2016 and 1.46% at September 30, 2016. See also sections Credit Risk and Allowance for Credit Losses.
Accruing loans past due 90 days or more: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at September 30, 2017 were relatively unchanged from both December 31, 2016 and September 30, 2016.
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
OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation’s risk of loss.
Other nonperforming assets: The asset represents the Bank's ownership interest in a profit participation agreement in an entity created to own certain oil and gas assets obtained as a result of bankruptcy and liquidation of a borrower in partial satisfaction of their loan.

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
The methodology used for the allocation of the allowance for loan losses at September 30, 2017 and December 31, 2016 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 10 Allowance for Credit Losses

	YTD
	Sep 2017	Sep 2016	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$278,335	$274,264	$281,101	$282,672	$278,335	$269,540	$267,780
Provision for loan losses	27,000	51,000	6,000	11,000	10,000	18,000	20,000
Charge offs	(41,957)	(74,830)	(14,727)	(15,376)	(11,854)	(11,609)	(28,964)
Recoveries	13,173	19,106	4,177	2,805	6,191	2,404	10,724
Net charge offs	(28,784)	(55,724)	(10,550)	(12,571)	(5,663)	(9,205)	(18,240)
Balance at end of period	$276,551	$269,540	$276,551	$281,101	$282,672	$278,335	$269,540
Allowance for Unfunded Commitments
Balance at beginning of period	$25,400	$24,400	$25,400	$24,400	$25,400	$28,400	$27,400
Provision for unfunded commitments	(1,000)	4,000	(1,000)	1,000	(1,000)	(3,000)	1,000
Balance at end of period	$24,400	$28,400	$24,400	$25,400	$24,400	$25,400	$28,400
Allowance for credit losses(a)	$300,951	$297,940	$300,951	$306,501	$307,072	$303,735	$297,940
Provision for credit losses(b)	$26,000	$55,000	$5,000	$12,000	$9,000	$15,000	$21,000
Net loan (charge offs) recoveries
Commercial and industrial	$(24,856)	$(49,907)	$(9,442)	$(11,046)	$(4,368)	$(6,566)	$(16,407)
Commercial real estate — owner occupied	75	(217)	13	43	19	(221)	(154)
Commercial and business lending	(24,781)	(50,124)	(9,429)	(11,003)	(4,349)	(6,787)	(16,561)
Commercial real estate — investor	(585)	115	55	(126)	(514)	5	(564)
Real estate construction	(165)	(269)	(150)	(26)	11	(86)	(22)
Commercial real estate lending	(750)	(154)	(95)	(152)	(503)	(81)	(586)
Total commercial	(25,531)	(50,278)	(9,524)	(11,155)	(4,852)	(6,868)	(17,147)
Residential mortgage	(718)	(2,529)	(26)	(564)	(128)	(1,048)	(540)
Home equity	140	(704)	(87)	54	173	(491)	125
Other consumer	(2,675)	(2,213)	(913)	(906)	(856)	(798)	(678)
Total consumer	(3,253)	(5,446)	(1,026)	(1,416)	(811)	(2,337)	(1,093)
Total net charge offs	$(28,784)	$(55,724)	$(10,550)	$(12,571)	$(5,663)	$(9,205)	$(18,240)
Ratios
Allowance for loan losses to total loans	1.32%	1.36%	1.32%	1.35%	1.40%	1.39%	1.36%
Allowance for loan losses to net charge offs (annualized)	7.2x	3.6x	6.6x	5.6x	12.3x	7.6x	3.7x

(a)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(b)	Includes the provision for loan losses and the provision for unfunded commitments.

Table 11 Annualized net (charge offs) recoveries(a)

	YTD
(in basis points)	Sep 2017	Sep 2016	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016

Net loan (charge offs) recoveries
Commercial and industrial	(52)	(103)	(58)	(69)	(28)	(40)	(98)
Commercial real estate — owner occupied	1	(3)	1	2	1	(10)	(7)
Commercial and business lending	(46)	(91)	(51)	(60)	(24)	(36)	(87)
Commercial real estate — investor	(2)	N/M	1	(2)	(6)	N/M	(6)
Real estate construction	(1)	(3)	(4)	(1)	N/M	(3)	(1)
Commercial real estate lending	(2)	N/M	(1)	(1)	(4)	(1)	(5)
Total commercial	(28)	(56)	(31)	(36)	(16)	(22)	(55)
Residential mortgage	(1)	(6)	N/M	(3)	(1)	(7)	(3)
Home equity	2	(10)	(4)	2	8	(21)	5
Other consumer	(95)	(72)	(97)	(98)	(90)	(80)	(67)
Total consumer	(5)	(10)	(5)	(7)	(4)	(12)	(6)
Total net charge offs	(19)	(38)	(20)	(25)	(11)	(18)	(36)

(a)	Annualized ratio of net charge offs to average loans by loan type.
N/M = Not Meaningful

At September 30, 2017, the allowance for credit losses was $301 million, compared to $304 million at December 31, 2016 and $298 million at September 30, 2016. At September 30, 2017, the allowance for loan losses to total loans was 1.32% and covered 131.37% of nonaccrual loans, compared to 1.39% and 101.10%, respectively, at December 31, 2016 and 1.36% and 92.97%, respectively, at September 30, 2016. Management believes the level of allowance for loan losses to be appropriate at September 30, 2017.
Notable Contributions to the Change in Allowance for Credit Loss

•
Total loans increased $877 million (4%) for the first nine months of 2017, including a $1.0 billion (13%) increase in total consumer. Compared to September 30, 2016, total loans increased $1.1 billion (5%), including a $1.3 billion (17%) increase in total consumer and a $53 million (1%) increase in commercial real estate lending, which was partially offset by a $253 million (3%) decrease in commercial and business lending. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Total nonaccrual loans decreased $65 million for the first nine months of 2017 and decreased $79 million from September 30, 2016, primarily due to migration in general commercial related credits and oil and gas related credits, respectively. See also Note 7 Loans, of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
Potential problem loans decreased $92 million from December 31, 2016 and decreased $182 million from September 30, 2016, primarily due to improvements in general commercial related credits and migration in oil and gas related credits, respectively. See Table 9, for additional information on the changes in potential problem loans.

•
Net charge offs decreased $27 million from the first nine months of 2016, primarily due to decrease in the charge offs of oil and gas credits. See Table 10 and Table 11 for additional information regarding the activity in the allowance for loan losses.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $30 million at September 30, 2017, compared to $38 million at both December 31, 2016 and September 30, 2016. See also Oil and gas lending within the Credit Risk section for additional disclosure.

Deposits and Customer Funding
Table 12 Period End Deposit and Customer Funding Composition

($ in Thousands)	September 30, 2017		June 30, 2017		March 31, 2017		December 31, 2016		September 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,177,734	23%	$5,038,162	23%	$5,338,212	25%	$5,392,208	25%	$5,337,677	24%
Savings	1,544,037	7%	1,552,820	7%	1,530,155	7%	1,431,494	7%	1,441,187	7%
Interest-bearing demand	4,990,891	22%	3,858,739	18%	4,736,236	22%	4,687,656	21%	4,548,390	21%
Money market	8,299,512	37%	9,228,129	43%	8,608,523	39%	8,770,963	40%	8,894,357	41%
Brokered CDs	3,554	—%	131,184	1%	54,993	—%	52,725	—%	44,373	—%
Other time	2,317,723	11%	1,809,146	8%	1,559,916	7%	1,553,402	7%	1,481,728	7%
Total deposits	$22,333,451	100%	$21,618,180	100%	$21,828,035	100%	$21,888,448	100%	$21,747,712	100%
Customer funding(a)	255,975		262,318		326,823		300,197		477,607
Total deposits and customer funding	$22,589,426		$21,880,498		$22,154,858		$22,188,645		$22,225,319
Network transaction deposits(b)	$2,622,787		$3,220,956		$3,417,380		$3,895,467		$3,730,513
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$19,963,085		$18,528,358		$18,682,485		$18,240,453		$18,450,433
Time deposits of more than $250,000	$1,009,097		$477,043		$244,641		$234,537		$149,214
(a) Repurchase sweep agreements with customers from deposit accounts.
(b) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•	Total deposits increased $445 million (2%) from December 31, 2016, and increased $586 million (3%) from September 30, 2016.

•	Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and noninterest-bearing demand) accounts accounted for 90% of our total deposits at September 30, 2017.

•
Included in the above amounts were $2.6 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 12% of our total deposits at September 30, 2017.

•	Other time deposits increased $764 million (49%) from December 31, 2016, primarily due to an increase to CDs issued to public entities.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2017, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. Also, the collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of September 30, 2017, the Bank had $2.6 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2017, the Bank had $2.2 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $68 million was outstanding as of September 30, 2017.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are funding sources for the Parent Company.

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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at September 30, 2017 are displayed below.
Table 13 Credit Ratings

	Moody’s	S&P(a)
Bank short-term deposits	P-1	-
Bank long-term	A1	BBB+
Corporation short-term	P-2	-
Corporation long-term	Baa1	BBB
Outlook	Negative	Stable
(a) Standard and Poor's.

For the nine months ended September 30, 2017, net cash provided by operating activities and financing activities was $316 million and $717 million, respectively, while investing activities used net cash of $1.2 billion, for a net decrease in cash and cash equivalents of $151 million since year-end 2016. At September 30, 2017, assets of $30.1 billion increased $925 million compared to year-end 2016. On the funding side, deposits of $22.3 billion increased by $445 million when compared to year-end 2016.
For the nine months ended September 30, 2016, net cash provided by operating and financing activities was $416 million and $1.2 billion, respectively, while investing activities used net cash of $1.5 billion, for a net increase in cash and cash equivalents of $137 million since year-end 2015. During the first nine months of 2016, assets increased to $29.2 billion (up $1.4 billion or 5%) compared to year-end 2015, primarily due to an increase in loans. On the funding side, deposits and short-term funding increased $740 million and $406 million, respectively.

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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first nine months of 2017.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. These measures show that our interest rate risk profile was slightly asset sensitive at September 30, 2017.
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
Table 14 Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast September 30, 2017	Static Forecast September 30, 2017	Dynamic Forecast December 31, 2016	Static Forecast December 31, 2016
Instantaneous Rate Change
100 bp increase in interest rates	2.3%	2.4%	1.4%	1.5%
200 bp increase in interest rates	4.2%	4.5%	2.7%	2.9%

At September 30, 2017, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates.

Table 15 Market Value of Equity Sensitivity

	September 30, 2017	December 31, 2016
Instantaneous Rate Change
100 bp increase in interest rates	(2.9)%	(2.9)%
200 bp increase in interest rates	(6.3)%	(6.0)%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Table 16 Contractual Obligations and Other Commitments

September 30, 2017	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$1,629,556	$539,910	$147,989	$3,822	$2,321,277
Short-term funding	1,064,617	—	—	—	1,064,617
Long-term funding	250,000	1,999,377	150,000	747,908	3,147,285
Operating leases	9,711	18,780	15,469	20,940	64,900
Commitments to extend credit	4,089,838	2,753,203	1,344,723	169,077	8,356,841
Total	$7,043,722	$5,311,270	$1,658,181	$941,747	$14,954,920
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2017, is included in Note 10, Derivative and Hedging Activities, of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters, of the notes to consolidated financial statements. See also Note 9, Short and Long-Term Funding, of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 16 summarizes significant contractual obligations and other commitments at September 30, 2017, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At September 30, 2017, the capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 17.

Table 17 Capital Ratios

	3Q17	2Q17	1Q17	4Q16	3Q16
	($ in Thousands)
Risk-based Capital(a)
Common equity Tier 1	$2,144,325	$2,130,238	$2,085,309	$2,032,587	$1,983,770
Tier 1 capital	2,304,037	2,289,831	2,244,863	2,191,798	2,142,779
Total capital	2,823,097	2,808,049	2,757,310	2,706,760	2,656,648
Total risk-weighted assets	21,657,286	21,590,134	21,128,672	21,340,951	21,264,972
Common equity Tier 1 capital ratio	9.90%	9.87%	9.87%	9.52%	9.33%
Tier 1 capital ratio	10.64%	10.61%	10.62%	10.27%	10.08%
Total capital ratio	13.04%	13.01%	13.05%	12.68%	12.49%
Tier 1 leverage ratio	7.93%	8.09%	8.05%	7.83%	7.64%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	10.66%	10.72%	10.80%	10.61%	10.62%
Dividend payout ratio(b)	29.27%	33.33%	33.33%	34.29%	32.35%

(a)
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

(b)	Ratio is based upon basic earnings per common share.

Non-GAAP Measures
Table 18 Non-GAAP Measures

	YTD		Quarter Ended
	Sep 2017	Sep 2016	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	($ in Thousands)
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets			7.08%	7.11%	7.10%	6.91%	6.92%
Return on average equity	7.59%	6.47%	8.10%	7.35%	7.31%	7.07%	7.03%
Return on average tangible common equity	11.45%	9.83%	12.20%	11.06%	11.07%	10.78%	10.68%
Return on average Common equity Tier 1	11.00%	9.66%	11.73%	10.63%	10.61%	10.45%	10.52%
Return on average assets	0.82%	0.68%	0.86%	0.80%	0.79%	0.75%	0.74%
Average stockholders' equity / average assets	10.77%	10.58%	10.63%	10.84%	10.85%	10.67%	10.52%
Tangible Common Equity and Common Equity Tier 1 Reconciliation(a)(b)
Common equity			$3,043,672	$3,031,573	$2,984,865	$2,931,383	$2,937,186
Goodwill and other intangible assets, net			(986,086)	(986,536)	(987,032)	(987,328)	(987,853)
Tangible common equity			$2,057,586	$2,045,037	$1,997,833	$1,944,055	$1,949,333
Less: Accumulated other comprehensive income / loss			54,288	53,470	56,344	54,679	1,254
Less: Deferred tax assets/deferred tax liabilities, net			32,451	31,731	31,132	33,853	33,183
Common equity Tier 1			$2,144,325	$2,130,238	$2,085,309	$2,032,587	$1,983,770
Tangible Assets Reconciliation(a)
Total assets			$30,064,547	$29,769,025	$29,109,857	$29,139,315	$29,152,764
Goodwill and other intangible assets, net			(986,086)	(986,536)	(987,032)	(987,328)	(987,853)
Tangible assets			$29,078,461	$28,782,489	$28,122,825	$28,151,987	$28,164,911
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$2,998,088	$2,876,407	$3,024,918	$3,005,209	$2,963,462	$2,924,831	$2,910,691
Goodwill and other intangible assets, net	(986,765)	(988,664)	(986,342)	(986,826)	(987,135)	(987,640)	(988,171)
Tangible common equity	2,011,323	1,887,743	2,038,576	2,018,383	1,976,327	1,937,191	1,922,520
Less: Accumulated other comprehensive income / loss	51,163	678	49,164	50,148	54,234	27,922	(2,616)
Less: Deferred tax assets/deferred tax liabilities, net	31,476	32,474	31,935	31,294	31,188	33,340	32,712
Average common equity Tier 1	$2,093,962	$1,920,895	$2,119,675	$2,099,825	$2,061,749	$1,998,453	$1,952,616
Efficiency Ratio Reconciliation(c)
Federal Reserve efficiency ratio	65.64%	67.51%	63.92%	66.69%	66.39%	65.35%	64.40%
Fully tax-equivalent adjustment	(1.27)%	(1.32)%	(1.21)%	(1.30)%	(1.30)%	(1.25)%	(1.21)%
Other intangible amortization	(0.18)%	(0.20)%	(0.16)%	(0.18)%	(0.20)%	(0.20)%	(0.19)%
Fully tax-equivalent efficiency ratio	64.19%	65.99%	62.55%	65.21%	64.89%	63.90%	63.00%

(a)
The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net, which is a non-GAAP financial measure. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength.

(b)
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

(c)
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

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information on the shares repurchased during the third quarter of 2017.

Sequential Quarter Results

The Corporation reported net income of $65 million for the third quarter of 2017, compared to net income of $58 million for the second quarter of 2017. Net income available to common equity was $63 million for the third quarter of 2017 or net income of $0.41 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2017, was $56 million, or net income of $0.36 for both basic and diluted earnings per common share, respectively (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2017 was $195 million, $6 million higher from the second quarter of 2017. The net interest margin in the third quarter of 2017 was up 1 bp, to 2.84%. Average earning assets increased $715 million to $27.5 billion in the third quarter of 2017, with average loans up $377 million, while average investments and other short-term investments were up $338 million. On the funding side, average interest-bearing deposits were up $818 million, while noninterest-bearing demand deposits were up $100 million. Average short and long-term funding decreased $210 million (see Table 2).
The provision for credit losses was $5 million for the third quarter of 2017, down $7 million from the second quarter of 2017 (see Table 10). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the third quarter of 2017 increased $3 million (4%) to $86 million versus the second quarter of 2017. Fee-based revenue decreased $1 million (2%) from the second quarter of 2017, primarily due to card-based and other nondeposit fees. Mortgage banking, net, was up $2 million (31%) from the second quarter of 2017 as the Corporation resumed its historical practice of originating loans for sale in the secondary market. BOLI income was $7 million, an increase of $3 million (69%) from the second quarter of 2017, primarily due to increased policy payouts during the third quarter of 2017. (see Table 3).
Noninterest expense increased $1 million (1%) to $177 million. Personnel expense was $106 million for the third quarter of 2017, up $1 million (1%) from the second quarter of 2017. Occupancy expense decreased $1 million (4%) from the second quarter of 2017, primarily driven by the benefits from ongoing internal consolidation efforts. Legal and professional fees were $6 million, up $1 million (9%) from the second quarter of 2017, primarily driven by higher consulting fees related to the pending acquisition of Bank Mutual. All remaining noninterest expense categories on a combined basis were virtually flat compared to the second quarter of 2017 (see Table 4).
For the third quarter of 2017, the Corporation recognized income tax expense of $29 million, compared to income tax expense of $20 million for the second quarter of 2017. The effective tax rate was 30.55% and 25.58% for the third quarter of 2017 and the second quarter of 2017, respectively. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results

The Corporation reported net income of $65 million for the third quarter of 2017, compared to $54 million for the third quarter of 2016. Net income available to common equity was $63 million for the third quarter of 2017, or net income of $0.41 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2016, was $52 million, or net income of $0.34 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2017 was $195 million, $12 million higher than the third quarter of 2016. The net interest margin between the comparable quarters was up 7 bp, to 2.84%, in the third quarter of 2017. Average earning assets increased $1.0 billion to $27.5 billion in the third quarter of 2017, with average loans up $846 million (predominantly due to increases in residential mortgage loans). On the funding side, average interest-bearing deposits increased $1.2 billion, while noninterest-bearing demand deposits decreased $170 million from the third quarter of 2016. Average short and long-term funding decreased $183 million (see Table 2).
The provision for credit losses was $5 million for the third quarter of 2017, down $16 million from the third quarter of 2016 (see Table 10). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the third quarter of 2017 of $86 million was down $9 million (10%) compared to third quarter of 2016. Net mortgage banking income for the third quarter of 2017 was down $12 million (64%) compared to the third quarter of 2016, primarily driven by portfolio loan sales in the third quarter of 2016. Capital market fees, net, was down $2 million (34%), primarily driven by decreased syndication fees compared to the third quarter of 2016. BOLI income increased $3 million (100%) from the third quarter of 2016, primarily due to increased policy payouts during the third quarter of 2017 (see Table 3).
On a comparable quarter basis, noninterest expense increased $2 million (1%) to $177 million for the third quarter of 2017. Personnel expense was $106 million for the third quarter of 2017, up $2 million (2%) from the third quarter of 2016, primarily driven by an increase in health insurance costs and incentive plan estimates. Occupancy expense decreased $3 million (20%) compared to the third quarter of 2016, primarily driven by the benefits from ongoing internal consolidation efforts. Technology expense increased $1 million (7%) to $15 million in the third quarter of 2017, driven by investments in technology solutions that meet evolving customer needs and improve operational efficiency. Business development and advertising expense was $8 million, an increase of $3 million (48%) from the third quarter of 2016, primarily driven by the Corporation's expanded fall advertising campaigns. Legal and professional fees increased $1 million (30%) from the third quarter of 2016, primarily due to the pending acquisition of Bank Mutual. All remaining noninterest expense categories on a combined were down $2 million (6%) compared to third quarter of 2016 (see Table 4).
The Corporation recognized income tax expense of $29 million for the third quarter of 2017, compared to income tax expense of $24 million for third quarter of 2016. The effective tax rate was 30.55% and 30.52% for the third quarter of 2017 and 2016, respectively. See Income Taxes section for a detailed discussion on income taxes.
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
FTP is an important tool for managing the Corporation’s balance sheet structure and measuring risk-adjusted profitability. By appropriately allocating the cost of funding and contingent liquidity to business units, the FTP process improves product pricing, which influences the volume and terms of new business and helps to optimize the risk / reward profile of the balance sheet. This process helps align the Corporation’s funding and contingent liquidity risk with its risk appetite and complements broader liquidity and interest rate risk management programs. FTP methodologies are designed to promote more resilient, sustainable business models and centralize the management of funding and contingent liquidity risks. Through FTP, the Corporation transfers these risks to a central management function that can take advantage of natural off-sets, centralized hedging activities, and a broader view of these risks across business units.
Year to Date Segment Review
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $106 million for the first nine months of 2017, up $19 million, compared to $87 million for the first nine months of 2016. Segment revenue increased $30 million to $308 million for the first nine months of 2017, compared to $278 million for the first nine months of 2016, primarily due to growth in average loan balances and interest rate increases at the end of 2016 and in 2017. The credit provision decreased $6 million to $33 million during the first nine months of 2017 due to the migration of general commercial related credits and oil and gas related credits. Average loan balances were $10.8 billion for the first nine months of 2017, up $749 million from the first nine months of 2016. Average deposit balances were $6.8 billion for the first nine months of 2017, up $852 million from the first nine months of 2016. Average allocated capital increased $58 million to $1.1 billion for the first nine months of 2017, reflecting the increase in the segment’s loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $60 million for the first nine months of 2017, up $10 million from the first nine months of 2016. Segment revenue increased $3 million to $469 million for the first nine months of 2017, primarily due to growth in average loan balances and interest rate increases. Noninterest expense decreased $9 million to $362 million for the first nine months of 2017, primarily due to decreases in personnel related expenses. Average loan balances were $9.4 billion for the first nine months of 2017, up $129 million from the first nine months of 2016. Average deposits were $11.6 billion for the first nine months of 2017, up $248 million from the first nine months of 2016. Average allocated capital decreased $47 million to $585 million for the first nine months of 2017.
The Risk Management and Shared Services segment had net income of $14 million for the first nine months of 2017, up $5 million compared to the first nine months of 2016. Net interest income decreased $14 million, primarily due to recent changes in the rate environment, as well as an adjustment of FTP rate assumptions that increased the interest income allocated to the lines of business with an offsetting decrease in the interest income allocated to the Risk Management and Shared Services segment. Noninterest income decreased $5 million, primarily due to $6 million gain on the sales of FNMA and FHLMC securities in the nine months ended September 30, 2016. The credit provision improved $20 million. Average earning asset balances were $6.6 billion for the first nine months of 2017, up $79 million from the first nine months of 2016. Average deposits were $3.5 billion for the first nine months of 2017, down $45 million from the first nine months of 2016. Average allocated capital increased to $387 million for the first nine months of 2017.

Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $36 million for the third quarter of 2017, up $4 million from the comparable quarter in 2016. Segment revenue increased $8 million compared to third quarter of 2016, primarily due to growth in average loan balances and interest rate increases at the end of 2016 and in 2017. The credit provision decreased $2 million to $9 million for the third quarter of 2017, due to the migration of general commercial related credits and oil and gas related credits. Average loan balances were $10.9 billion for the third quarter of 2017, up $481 million from an average balance of $10.4 billion for third quarter of 2016. Average deposit balances were $7.4 billion for the third quarter of 2017, up $1.2 billion from the comparable quarter of 2016. Average allocated capital increased $34 million to $1.1 billion for third quarter of 2017.
The Community, Consumer, and Business Banking segment had net income of $22 million for the third quarter of 2017, up $1 million compared to third quarter of 2016. Segment revenue decreased $7 million to $159 million for the third quarter of 2017, primarily due to a decrease in net mortgage banking. Total noninterest expense for third quarter of 2017 was $120 million, down $7 million from the comparable quarter of 2016, primarily due to a decrease in personnel expense. Average loan balances were $9.6 billion for the third quarter of 2017, up $189 million from the comparable quarter of 2016. Average deposits were $11.8 billion for the third quarter of 2017, up $262 million from average deposits of $11.5 billion for the comparable quarter of 2016. Average allocated capital decreased $45 million compared to the third quarter of 2016.
The Risk Management and Shared Services segment had revenue of $13 million in the third quarter of 2017, an increase of $1 million from the comparable quarter of 2016. The increase in noninterest income was primarily due to $3 million increased proceeds from bank owned life insurance policy payouts, which was partially offset by decreased capital market fees of $1 million and the loss on sale of assets of $1 million from the comparable quarter of 2016. The credit provision decreased $13 million. Average deposits were $3.3 billion for third quarter of 2017, down $396 million versus the comparable quarter of 2016. Average allocated capital increased $178 million to $406 million for third quarter of 2017.

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
ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The FASB issued the amendment to better align a company’s financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also contains targeted improvements to simplify the application of hedge accounting guidance. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities should apply the amendment on a modified retrospective transition method in which the cumulative effect of the change will be recognized within equity in the consolidated balance sheet as of the date of adoption. Early adoption is permitted, including in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.
1st Quarter 2019
For the Corporation to date, all notional amounts of customer derivative transactions have been matched with a mirror derivative transaction with another counterparty. The Corporation has used, and may use again in the future, derivative instruments to hedge the variability in interest payments or protect the value of certain assets and liabilities recorded on its consolidated balance sheets from changes in interest rates. Therefore, the new ASU is not currently applicable; however, there is the potential the standard could apply in the future if such arrangements begin to occur.

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
		1st Quarter 2018	Upon adoption, the Corporation will have a slight change in presentation, and an immaterial impact to its results of operations, financial position, and liquidity.
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
ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business
The FASB issued amendments to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The new standard narrows the definition of a business by adding three principal clarifications if: (1) substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business (2) the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e,g. dividends or interest) or other revenues, it is not a business. The overall intention is to provide consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

		1st Quarter 2018	The Corporation has evaluated adoption of the new guidance and determined it will not have a material impact on its results of operations, financial position, or liquidity.
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
		1st Quarter 2018	Upon adoption, the Corporation will have a slight change in presentation, and an immaterial impact to its results of operations, financial position, and liquidity.
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

		1st Quarter 2018	The Corporation has evaluated adoption of the new guidance and determined it will not have a material impact on its results of operations, financial position, or liquidity.
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
		1st Quarter 2018	The Corporation has evaluated adoption of the new guidance and determined it will not have a material impact on its results of operations, financial position, or liquidity.

Standard	Description	Date of adoption	Effect on financial statements
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
1st Quarter 2018
More than 70% of the Corporation’s revenue comes from net interest income and is explicitly out of scope of the guidance. The primary contracts subject to the guidance include service charges on deposit accounts, card-based and other nondeposit fees, trust service fees, brokerage and annuity commissions, and insurance commissions. The Corporation's analysis indicates the adoption of this accounting standard is not expected to have a material impact on the Corporation's results of operations, financial position, or liquidity. The new standard is largely consistent with the existing guidance and current practices applied by our businesses. The Corporation is in the process of evaluating the expanded disclosures. We plan to adopt this guidance using the modified retrospective approach and are extensively into our implementation plan.

Recent Developments
The Corporation completed its previously announced acquisition of Whitnell & Co., a wealth management family services firm based in Oak Brook, IL, on October 2, 2017. Whitnell has approximately $1.0 billion in assets under management. The acquisition is expected to increase both the Corporation’s assets under management and related run-rate revenue by more than 10%. The transaction is not expected to have a material impact on the Corporation’s 2017 earnings, but is expected to be accretive to 2018 earnings.

For recent developments on litigation related to the acquisition of Bank Mutual, see Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters.

On October 24, 2017, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.14 per common share, payable on December 15, 2017 to shareholders of record at the close of business on December 1, 2017.  This is an increase of $0.02 from the previous quarterly dividend of $0.12 per common share. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on the Corporation’s 6.125% Series C Perpetual Preferred Stock, payable on December 15, 2017 to shareholders of record at the close of business on December 1, 2017. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on the Corporation’s 5.375% Series D Perpetual Preferred Stock, payable on December 15, 2017 to shareholders of record at the close of business on December 1, 2017.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 2 under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

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
As of September 30, 2017 the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2017.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2017, the Corporation repurchased $37 million, or approximately 1.6 million shares, of common stock. The repurchase details are presented in the table below.

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2017 - July 31, 2017	1,556,473	$23.59	1,556,473	—
August 1, 2017 - August 31, 2017	13,028	23.99	13,028	—
September 1, 2017 - September 30, 2017	—	—	—	—
Total	1,569,501	$23.59	1,569,501	2,103,093

(a)
During the third quarter of 2017, the Corporation repurchased approximately 7,200 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $51 million remained available to repurchase as of September 30, 2017. Using the closing stock price on September 30, 2017 of $24.25, a total of approximately 2.1 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of September 30, 2017.

On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Series C Preferred Stock, of which all remained available to repurchase as of September 30, 2017. Additionally, on July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Series D Preferred Stock, of which all remained available to repurchase as of September 30, 2017. The repurchase of shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (10), James K. Simons Separation Agreement and General Release dated August 4, 2017.(a)
Exhibit (11), Statement regarding computation of per share earnings. The information required by this item is set forth in Part I, Item 1 under Note 4 Earnings Per Common Share.
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

(a) Management contracts and arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: October 26, 2017	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: October 26, 2017	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: October 26, 2017	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer