Form 10-K
period 2017-12-31
ASSOCIATED BANC-CORP
filed 2018-02-06
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐        No  ☑
As of June 30, 2017, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,831,497,000. This excludes approximately $45,482,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $69,091,000 of market value representing 1.78% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of January 31, 2018, 151,688,740 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document: Proxy Statement for Annual Meeting of Shareholders on April 24, 2018	Part of Form 10-K Into Which Portions of Documents are Incorporated: Part III

ASSOCIATED BANC-CORP
2017 FORM 10-K TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements
This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act (the “Exchange Act”). You can identify forward-looking statements by words such as "may," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," "could," "future," "outlook," or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other "forward-looking" information. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from those we described in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading Risk Factors in this document, and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following.

•	Credit risks, including changes in economic conditions and risk relating to our allowance for credit losses.

•	Liquidity and interest rate risks, including the impact of capital market conditions and changes in monetary policy on our borrowings and net interest income.

•	Operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud risks.

•	Strategic and external risks, including economic, political, and competitive forces impacting our business.

•	Legal, compliance, and reputational risks, including regulatory and litigation risks.

•	The risk that our analyses of these risks and forces could be incorrect and / or that the strategies developed to address them could be unsuccessful.
For a discussion of these and other risks that may cause actual results to differ from expectations, please refer to the Risk Factors section of this document. The forward-looking statements contained or incorporated by reference in this document relate only to circumstances as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
PART I

ITEM 1.	BUSINESS
General
Associated Banc-Corp (individually referred to herein as the "Parent Company" and together with all of its subsidiaries and affiliates, collectively referred to herein as the "Corporation," "Associated," "we," "us," and "our") is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Our bank subsidiary, Associated Bank, National Association ("Associated Bank" or the "Bank") traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the "Federal Reserve" or "FRB" ) to acquire three banks. At December 31, 2017, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 11 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2017, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50, publicly traded, bank holding companies headquartered in the U.S.
On February 1, 2018, the Corporation acquired Bank Mutual Corporation ("Bank Mutual") pursuant to an Agreement and Plan of Merger, dated as of July 20, 2017 (the "Merger Agreement"), under which Bank Mutual merged with and into the Corporation. Under the terms of the Merger Agreement, Bank Mutual’s shareholders received 0.422 shares of Corporation common stock for each share of Bank Mutual’s common stock. The Corporation expects to issue approximately 19.6 million shares for a total deal value of approximately $485 million based on the closing sale price of a share of Associated common stock on January 31, 2018. We expect to merge Bank Mutual's banking subsidiary into Associated Bank in late June or July 2018.

Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 213 banking branches at December 31, 2017 serving more than 100 communities, primarily within our three state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. See Note 21 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Employees
At December 31, 2017, we had 4,388 full-time equivalent employees. None of our employees are represented by unions.
Competition
The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market funds and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies and commercial entities offering financial services products, including nonbank lenders and so-called financial technology companies. Competition involves efforts to retain current customers and to obtain new loans and deposits, the scope and type of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from subsidiaries of bank holding companies that have far greater assets and resources than ours.
Supervision and Regulation
Overview
The Corporation and its banking and nonbanking subsidiaries are subject to extensive regulation and oversight both at the federal and state levels. The following is an overview of the statutory and regulatory framework that affects the business of the Corporation and our subsidiaries.
Bank Holding Company Act Requirements
As a registered bank holding company under the BHC Act, we are regulated, supervised, and examined by the Federal Reserve. In connection with applicable requirements, bank holding companies file periodic reports and other information with the Federal Reserve. The BHC Act also governs the activities that are permissible for bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their nonbanking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and longstanding Federal Reserve policy, bank holding companies are required to act as a source of financial strength to each of their banking subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so. The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.
The BHC Act allows certain qualifying bank holding companies that elect treatment as "financial holding companies" to engage in activities that are financial in nature and that explicitly include the underwriting and sale of insurance. The Parent Company thus far has not elected to be treated as a financial holding company. Bank holding companies that have not elected such treatment generally must limit their activities to banking activities and activities that are closely related to banking.
Regulation of Associated Bank and Trust Company
Associated Bank and our nationally chartered trust company subsidiary are regulated, supervised and examined by the Office of the Comptroller of the Currency (the "OCC"). The OCC has primary supervisory and regulatory authority over the operations of the Corporation’s national bank and trust company subsidiaries. As part of this authority, the national bank and trust company subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the Federal Deposit Insurance Corporation ("FDIC"). We are subject to the enforcement and rule-making authority of the Consumer Financial Protection

Bureau ("CFPB") regarding consumer financial products. The CFPB has the authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Associated Bank. The Dodd-Frank Act weakens the federal preemption available for national banks and gives broader rights to state attorneys general to enforce certain federal consumer protection laws.
In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion.
Banking Acquisitions
We are required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act. See the Risk Factors section for a more extensive discussion of this topic.
Banking Subsidiary Dividends
The Parent Company is a legal entity separate and distinct from its banking and other subsidiaries. A substantial portion of our revenue comes from dividends paid to us by Associated Bank. The OCC’s prior approval of the payment of dividends by Associated Bank to the Parent Company is required only if the total of all dividends declared by the Bank in any calendar year exceeds the sum of the Bank’s retained net income for that year and its retained net income for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is used in the FDICIA).
Holding Company Dividends
In addition, we and our banking subsidiary are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Under the Dodd-Frank Act and the requirements of the FRB, the Parent Company, as a bank holding company, is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, consistent with its "source of strength" policy, the FRB has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
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
In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules implemented certain provisions of the Dodd-Frank Act and a separate international framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity, generally referred to as "Basel III." The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:

•	revise minimum capital requirements and adjust prompt corrective action thresholds;

•	revise the components of regulatory capital and create a new capital measure called "Common Equity Tier 1," which must constitute at least 4.5% of risk-weighted assets;

•	specify that Tier 1 capital consists only of Common Equity Tier 1 and certain "Additional Tier 1 Capital" instruments meeting specified requirements;

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
Under the final rules, compliance was required beginning January 1, 2015 for most banking organizations, including the Parent Company and Associated Bank, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer, and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact our return on equity. In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as the Corporation. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations. We believe we will continue to exceed all capital requirements necessary to be deemed "well-capitalized" for all regulatory purposes under these new rules on a fully phased-in basis. For further detail on capital and capital ratios see discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Liquidity and Capital sections, and under Part II, Item 8, Financial Statements and Supplementary Data, Note 19 Regulatory Matters of the notes to consolidated financial statements.
In October 2017, the federal banking agencies issued a notice of proposed rulemaking on simplifications to the final rules, a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rule. Under the proposed rulemaking, non-advanced approaches banking organizations, such as the Corporation, would apply a simpler regulatory capital treatment for mortgage servicing assets ("MSAs"); certain deferred tax assets ("DTAs") arising from temporary differences; investments in the capital of unconsolidated financial institutions; and capital issued by a consolidated subsidiary of a banking organization and held by third parties.
Specifically, the proposed rulemaking would eliminate: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule would no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead would require that non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital. The proposed rulemaking also includes revisions to the treatment of certain acquisition, development, or construction exposures that are designed to address comments regarding the current definition of high volatility commercial real estate exposure under the capital rule’s standardized approach. If these are adopted as proposed, we anticipate a positive impact on our capital ratios.
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as "Basel IV." The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets ("RWA"), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor.  Leadership of the Federal Reserve, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Corporation.
Capital Planning and Stress Testing Requirements
We are subject to the rules implementing the company-run stress test requirements mandated by the Dodd-Frank Act for U.S. bank holding companies with total consolidated assets of $10 billion to $50 billion. Under the rules, we are required to conduct annual company-run stress tests using different scenarios (baseline, adverse and severely adverse) provided annually by the Federal Reserve and the OCC, the primary federal regulator for the Bank. The stress test is designed to assess the potential impact of different scenarios on earnings, losses and capital over a set time period, with consideration given to certain factors, including the organization’s condition, risks, exposures, strategies and activities. The banking agencies have issued guidance on stress testing for banking organizations with more than $10 billion in total consolidated assets. This guidance outlines four "high-level" principles for stress testing practices that regulators expect banking organizations to include in their stress testing framework. In particular, the stress testing framework should (i) include activities and exercises that are tailored to and sufficiently capture the banking organization’s exposures, activities and risks, (ii) employ multiple conceptually sound stress testing activities and approaches, (iii) be forward-looking and flexible, and (iv) be clear, actionable, well-supported, and used in the decision-making process.
Banking organizations with total consolidated assets of $10 billion to $50 billion are required to report the results of the stress test by July 31 of each year, using data as of December 31 of the preceding year, and subsequently publish a summary of the results between October 15 and October 31. We timely submitted our stress test report to the OCC and Federal Reserve before its required due date of July 31, 2017, and a summary of the results was publicly disclosed on October 19, 2017, as required by the final rules. We anticipate that our pro forma capital ratios, as reflected in the stress test calculations under the required stress test scenarios, will be an important factor considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases are consistent with its prudential expectations. Requirements to maintain higher levels of capital or liquidity to address potential adverse stress scenarios could adversely impact our net income and our return on equity.
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

"Well capitalized" institutions may generally operate without supervisory restriction. "Adequately capitalized" institutions cannot normally pay dividends or make any capital contributions that would leave them undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, they would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.
The federal banking agencies are required to take action to restrict the activities of an "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" insured depository institution. Any such bank must submit a capital restoration plan that is guaranteed by the parent holding company. Until such plan is approved, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.
Institutions must file a capital restoration plan with the OCC within 45 days of the date it receives a notice from the OCC that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Compliance with a capital restoration plan must be guaranteed by a parent holding company. In addition, the OCC is permitted to take any one of a number of discretionary supervisory actions, including but not limited to the issuance of a capital directive and the replacement of senior executive officers and directors.
Finally, bank regulatory agencies have the ability to impose higher than normal capital requirements known as individual minimum capital requirements for institutions with a high-risk profile.
At December 31, 2017, the Bank satisfied the capital requirements necessary to be deemed "well capitalized." In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
The Dodd-Frank Act also set a new minimum Deposit Insurance Fund ("DIF") reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a "scorecard" that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this "scorecard" method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 basis points to 45 basis points ("bp") for large institutions. Premiums for Associated Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.
The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.
DIF-insured institutions pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019. The Corporation’s combined assessment rate for FDIC and FICO assessments was approximately 9 bp for 2017.
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
Historically, deposit insurance premiums we have paid to the FDIC have been deductible for federal income tax purposes; however, the Tax Cuts and Jobs Act of 2017 ("the Tax Act") disallows the deduction of such premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as ours, the premium deduction is phased out based on the proportion of a bank’s assets exceeding $10 billion. Based on our projections for 2018, we anticipate the after-tax cost of our deposit insurance premium payments to increase by $10-$12 million.
Standards for Safety and Soundness
The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness (the "Guidelines"). The Guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the Guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings. Rather than providing specific rules, the Guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the Guidelines, however, could result in a request by the OCC to one of the nationally chartered banks to provide a written compliance plan to demonstrate its efforts to come into compliance with such Guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance.
Transactions with Affiliates and Insiders
Transactions between our national banking subsidiary and its related parties or any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the bank. In a holding company context, at a minimum, the parent holding company of a national bank and any companies that are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain types of covered transactions must be collateralized according to a schedule set forth in the statute based on the type of collateral.
Certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Note 4 Loans of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on loans to related parties.
Community Reinvestment Act Requirements
Our national bank subsidiary, Associated Bank, is subject to periodic Community Reinvestment Act ("CRA") reviews by the OCC. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition or the establishment of a branch office. An unsatisfactory rating may be used as the basis for denial of such an application. The Bank received a "Satisfactory" CRA rating in its most recent evaluation.
Cybersecurity
Federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more, which would not currently include the Corporation.

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
Bank Secrecy Act / Anti-Money Laundering
The Bank Secrecy Act ("BSA"), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of its BSA compliance program. National banks are also required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted). The Bank must comply with these amendments and new requirements by May 11, 2018.
In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"). The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.
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
Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the "Volcker Rule"). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted final rules (the "Final Rules") implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as "covered funds." The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Parent Company and Associated Bank. The Final Rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve granted extensions until July 21, 2017 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and in December 2016 provided guidance allowing for additional extensions to the conformance period for certain illiquid funds. The Corporation has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.

In August 2017, the OCC published a notice and request for comment on whether certain aspects of the Volcker Rule should be revised to better accomplish the purposes of section 619 of the Dodd-Frank Act while decreasing the compliance burden on banking entities and fostering economic growth. The request for comment invited input on ways to tailor the rule’s requirements and clarify key provisions that define prohibited and permissible activities, and how the federal regulatory agencies could implement the existing rule more effectively without revising the regulation. Specifically, the OCC requested comments on the scope of entities subject to the Volcker Rule, the proprietary trading prohibition, the covered funds prohibition, and the compliance program and metrics reporting requirements. We cannot assure you as to whether and to what extent regulations that would simplify compliance with the Volcker Rule would be adopted.
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
Section 956 of the Dodd-Frank Act requires the federal banking agencies and the U.S. Securities and Exchange Commission (the "SEC") to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. The federal banking agencies issued such proposed rules in April 2011 and issued a revised proposed rule in June 2016 implementing the requirements and prohibitions set forth in Section 956. The revised proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the existing Guidance on Sound Incentive Compensation Policies to (i) prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, (ii) require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, (iii) require appropriate board or committee oversight, (iv) establish minimum recordkeeping and (v) mandate disclosures to the appropriate federal banking agency.
Consumer Financial Services Regulations
Federal and applicable state banking laws also require us to take steps to protect consumers. Bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. These laws include disclosures regarding truth in lending, truth in savings, and funds availability.
To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, the Truth in Lending Act ("TILA"), the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act ("RESPA"), the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.
Under TILA as implemented by Regulation Z, as amended by the CFPB effective January 10, 2014, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a "qualified mortgage" is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are "higher-priced" (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not "higher-priced" (e.g. prime loans) are given a safe harbor of compliance. The Corporation is predominantly an originator of compliant qualified mortgages.

Additionally, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an insured depository institution with total assets of more than $10 billion, the Bank is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank operates in a stringent consumer compliance environment. Therefore, the Bank is likely to incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act. The CFPB has been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws, and has developed a number of new enforcement theories and applications of these laws. The CFPB experienced a leadership change in late 2017, which is subject to ongoing litigation and may impact the CFPB's policies and supervision and enforcement efforts. However, the federal financial regulatory agencies, including the OCC and states attorneys general, also have become increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on the Corporation’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See the Risk Factors section for a more extensive discussion of this topic.
Operation Under Conciliation Agreement
On May 22, 2015, the Bank entered into a Conciliation Agreement with the U.S. Department of Housing and Urban Development ("HUD"). The Conciliation Agreement resolved a HUD investigation into the Bank’s compliance with fair housing laws during the period from 2008 to 2011. Under the Conciliation Agreement, the Bank made commitments to various requirements, including those related to: (i) general non-discrimination; (ii) training; (iii) future branch locations and loan production offices; and (iv) community investment. The Bank continues to operate under and meet the commitments described in the Conciliation Agreement, which remains effective until May 22, 2018. Should the Bank breach the terms of the agreement and fail to correct such breaches in a reasonable time, the matter may be referred to the U.S. Attorney General to commence a civil action under the Fair Housing Act.
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
Government Monetary Policies and Economic Controls
Our earnings and growth, as well as the earnings and growth of the banking industry, are affected by the credit policies of monetary authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements against member bank deposits, and changes in the Federal Reserve discount rate. These instruments are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

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
Other Regulatory Authorities
In addition to regulation, supervision and examination by federal banking agencies, the Corporation and certain of its subsidiaries, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and applicable state securities laws and regulations, and to supervision and examination by other regulatory authorities, including the SEC, the Financial Industry Regulatory Authority ("FINRA"), the New York Stock Exchange ("NYSE"), the Department of Labor ("DOL") and others. In particular, the Bank’s securities brokerage and investment advisory services and activities may be impacted by final rules issued by the DOL in April 2016, which are being phased into effect through July 1, 2019. In addition, the Bank’s insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates.
On December 22, 2017, the Tax Act was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•
Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. Generally accepted accounting principles ("GAAP") requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Corporation in the fourth quarter of 2017 related to the Tax Act was $13 million, resulting primarily from a remeasurement of deferred tax assets of $12 million.

•
FDIC Insurance Premiums. The Tax Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion, such as the Bank, from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As a result, Associated Bank’s ability to deduct its FDIC premiums will now be limited. Based on our projections for 2018, we anticipate the after-tax cost of our deposit insurance premium payments to increase by $10-$12 million.

•
Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees will now be limited.

•
Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•
Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 13 Income Taxes of the notes to Consolidated Financial Statements.
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
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, Special Note Regarding Forward-Looking Statements.
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
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current generally accepted accounting principles ("GAAP"), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.
We are subject to lending concentration risks.    As of December 31, 2017, approximately 58% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, inferring higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
Commercial real estate lending may expose us to increased lending risks. Our policy generally has been to originate commercial real estate loans in the eight states in which the Bank operates. At December 31, 2017, commercial real estate loans totaled $4.8 billion, or 23% of our total loan portfolio. As a result of our growth of this portfolio in the past several years, the acquisition of Bank Mutual which adds approximately $1 billion to our exposure, and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. Commercial real estate loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses, from this portfolio. At December 31, 2017, nonaccrual commercial real estate loans totaled $6 million, or less than 1% of our total portfolio of commercial real estate loans.
We may be adversely affected by declines in oil prices. Ongoing volatility in the oil and gas markets have compressed margins for many U.S.-based oil producers and others in the Oil and Gas industry. As of December 31, 2017, our oil and gas loan exposure was $935 million of commitments with $600 million outstanding, representing approximately 3% of our loan portfolio. The Oil and Gas portfolio was comprised of 56 credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by price volatility or downturn in oil and gas prices. The allowance related to this portfolio was 4.5% at December 31, 2017, compared to 5.7% at December 31, 2016. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations. A prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to environmental liability risk associated with lending activities.    A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses which may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before lending against or initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
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
Changes in interest rates could reduce the value of our investment securities holdings.    The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio as of December 31, 2017 was $6.3 billion and the estimated duration of the aggregate portfolio was approximately 4.1 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s investment securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $241 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $263 million. The acquisition of Bank Mutual is expected to increase the investment securities portfolio by approximately 12%.
Changes in interest rates could also reduce the value of our residential mortgage-related securities and mortgage servicing rights, which could negatively affect our earnings.    We have a portfolio of mortgage servicing rights. A mortgage servicing right ("MSR") is the right to service a mortgage loan (i.e., collect principal, interest, escrow amounts, etc.) for a fee. We recognize MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
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

We also face risks related to cyber-attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third party service providers to conduct other aspects of our business operations and face similar risks relating to them. While we conduct security assessments on our higher risk third party service providers, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or other security breach.
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
We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure.    We outsource certain information system and data management and processing functions to third party providers, including, among others, Fiserv, Inc. and its affiliates. These third party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. Concentration among larger third party providers servicing large segments of the banking industry can also potentially affect wide segments of the financial industry. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.
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

Changes in the federal, state or local tax laws may negatively impact our financial performance. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Tax Act, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. In addition, as a result of the lower corporate tax rate, we are required under GAAP to record a tax expense due to remeasurement in the fourth quarter of 2017 with respect to our DTA amounting to $12 million and an acceleration of amortization expense in the fourth quarter of 2017 with respect to our low income housing tax credit portfolio amounting to $1 million. The impact of the Tax Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act. Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2017, the annual impairment test conducted in May indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2017, we had goodwill of $976 million, representing approximately 30% of stockholders’ equity.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. Based on our analysis of the Tax Act, the Corporation recorded a tax expense from the remeasurement of deferred taxes totaling $12 million and an acceleration of amortization expense on the low income housing tax credit investment portfolio of $1 million in the fourth quarter of 2017. The impact of the Tax Act may differ from this amount, possibly materially, due to, among other things, changes in interpretations and assumptions the Corporation has made, guidance that may be issued and actions the Corporation may take as a result of the Tax Act.
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
The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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
Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.    Acquisitions by the Corporation, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the

Corporation has, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, Community Reinvestment Act (CRA) issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. The regulatory approvals may contain conditions on the completion of the merger that adversely affect our business following the closing, or which are not anticipated or cannot be met. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
Risks Relating to the Bank Mutual Merger
The Corporation may be unable to successfully integrate Bank Mutual's operations and may not realize the anticipated benefits of acquiring Bank Mutual.    The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Corporation’s ability to successfully integrate Bank Mutual’s operations in a manner that results in various benefits, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies. Its success will also depend on it neither materially disrupting existing customer relationships nor resulting in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the surviving bank’s businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of the Corporation or Bank Mutual to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of Bank Mutual’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the surviving corporation after the merger.
The success of the combined company will depend in part on the ability of the Corporation to integrate the two businesses. If the Corporation experiences difficulties in the integration process, including those listed above, the Corporation may fail to realize the anticipated benefits of the merger in a timely manner or at all. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving corporation's business, financial condition, operating results and prospects.
Among the factors considered by the boards of directors of the Corporation and Bank Mutual in connection with their respective approvals of the Merger Agreement were the benefits that could result from the merger. We cannot give any assurance that these benefits will be realized within the time periods contemplated or at all.
The merger may not be accretive, and may be dilutive, to the Corporation’s earnings per share, which may negatively affect the market price of Corporation common stock received by you as a result of the merger.    Because shares of the Corporation common stock were issued in the merger, it is possible that, although the Corporation currently expects the merger to be accretive to earnings per share in 2019, the merger may be dilutive to Corporation earnings per share, which could negatively affect the market price of shares of Corporation common stock.
The Corporation will incur significant transaction and merger-related costs in connection with the merger.    The Corporation expects to continue to incur a number of non-recurring costs associated with the merger with Bank Mutual, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The Corporation will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. The Corporation continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses.
Other significant non-recurring transaction costs related to the merger include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs and filing fees, as well as the costs and expenses of filing, printing and mailing, customer notices, issuing new debit cards, and other expenses in connection with the merger. Although the Corporation expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the Corporation to offset integration and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial conditions and operating results of the combined company.
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
The Consumer Financial Protection Bureau has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.    The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the FRB, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. These enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. The concept of what may be considered to be an "abusive" practice is relatively new under the law. Moreover, the Bank is subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material, and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offerings and services may produce significant, material effects on the Bank’s (and the Corporation’s) profitability.
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
The financial services industry, as well as the broader economy, may be subject to new legislation.    In 2017, both Chambers of Congress proposed comprehensive financial regulatory reform bills that would amend the Dodd-Frank Act and that could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. At this time, a timeline for presentment and enactment of such regulatory relief is uncertain and adoption of any such legislation may not result in a meaningful reduction of our regulatory burden and attendant costs. The failure to adopt financial reform regulation would result in our continuing to be subject to significant regulatory compliance costs, which would increase as our asset size comes closer to $50 billion.
The financial services industry is experiencing leadership changes at the federal banking agencies, which may impact regulations and government policy applicable to us.    In 2017 and early 2018, Congress confirmed a new Comptroller of the Currency, a new Chairman of the Federal Reserve, and a new Vice Chairman for Supervision at the Federal Reserve. In addition, the President nominated a new Chairwoman of the FDIC, and the Director of the CFPB resigned and was replaced by an interim Director. The President, senior members of Congress, and many among this new leadership group have advocated for significant reduction of financial services regulation, which may cause broader economic changes due to changes in governing ideology and governing style. As a result of the changes and impending changes in agency leadership, new regulatory initiatives may be stalled and certain previously enacted regulations may be revisited. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. At this time, further impact of these leadership changes and the potential impact on the regulatory requirements applicable to us and our supervision by these agencies is uncertain.
Negative publicity could damage our reputation.    Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending or foreclosure practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct. Because we conduct most of our business under the "Associated Bank" brand, negative public opinion about one business could affect our other businesses.
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
In addition, the exercise of the common stock warrants originally issued to the U.S. Department of the Treasury (the "UST") under TARP, which have been sold by the UST in a public offering, would dilute the ownership interest of our existing shareholders. These common stock warrants are exercisable at any time, in whole or in part, on or before November 21, 2018, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). See Note 10 Stockholders' Equity of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on these common stock warrants.
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
An investment in our common stock is not an insured deposit.    Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.
An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a "bank holding company." An entity (including a "group" composed of natural persons) owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the BHC Act. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHC Act to acquire or retain 5% or more of our outstanding common stock, and (2) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or such nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.
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
The Corporation operated approximately 254 facilities, including 213 banking branches at December 31, 2017. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively.   The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin (the "Milwaukee Center") and a 95,000 square foot office building located at 6000 Clearwater Drive, Minnetonka, Minnesota. Based on rentable square feet, at December 31, 2017, Associated Bank owned 84% of our total property portfolio.
At December 31, 2017, Associated Bank operated 213 banking branches serving over 100 different communities within Illinois, Minnesota and Wisconsin. The main office of Associated Bank is at 200 North Adams Street in Green Bay, Wisconsin, and is owned by the Corporation.  Most of the banking locations are freestanding buildings with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased.  Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, Ohio and Texas.

ITEM 3.	LEGAL PROCEEDINGS
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT THE EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 6, 2018.
Philip B. Flynn - Age: 60
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
William M. Bohn - Age: 51
William M. Bohn has been Executive Vice President, Head of Private Client and Institutional Services of Associated and Associated Bank since July 2014. Mr. Bohn also serves as Chairman of the Board of Associated Benefits and Risk Consulting (“ABRC”), Whitnell & Co., and Associated Investment Services, Inc., and Chief Executive Officer of Associated Trust Company, N.A. He joined Associated in 1997 and most recently served as President and Chief Executive Officer of ABRC from 2004 to 2015.
Matthew R. Braeger - 43
Matthew R. Braeger has been Executive Vice President and Chief Audit Executive of Associated and Associated Bank, National Association since February 2018. He served as Deputy Chief Audit Executive from October 2017 to February 2018. He joined Associated in April 2013 as Senior Vice President, Business Support Audit Director. Previously, he held audit management positions with Fiserv, Inc. and public accounting audit roles with Ernst & Young, LLP. He has more than 17 years of auditing experience, primarily in banking technology and financial services.

Christopher J. Del Moral-Niles - Age: 47
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
Patrick J. Derpinghaus - Age: 62
Patrick J. Derpinghaus has been Executive Vice President of Associated and Associated Bank, National Association since April 2011. He served as Chief Audit Executive from April 2011 to February 2018. Mr. Derpinghaus has over 33 years of banking experience serving in various executive finance and audit positions. From March 2008 until March 2011, Mr. Derpinghaus served as Audit Director for U.S. Bank in Minneapolis, Minnesota. Prior to his position at U.S. Bank, Mr. Derpinghaus served as Executive Vice President and Chief Financial Officer of The Bankers Bank in Atlanta, Georgia from October 2005 to December 2007.
Judith M. Docter - Age: 56
Judith M. Docter has been Executive Vice President, Chief Human Resources Officer of Associated and Associated Bank since November 2005. Ms. Docter was Senior Vice President, Director of Organizational Development, for Associated from May 2002 to November 2005. From March 1992 to May 2002, she served as Director of Human Resources for Associated Bank, Fox Valley Region and Wealth Management.
Randall J. Erickson - Age: 58
Randall J. Erickson has been Executive Vice President, General Counsel and Corporate Secretary of Associated and Associated Bank since April 2012, and served as Chief Risk Officer from May 2016 to February 2018. Prior to joining Associated, he served as senior vice president, chief administrative officer and general counsel of Milwaukee-based bank holding company Marshall & Ilsley Corporation ("M&I") from 2002 until it was acquired by BMO Financial in 2011. Upon leaving M&I, he became a member of Milwaukee law firm Godfrey & Kahn, S.C.’s securities practice group. He had been a partner at Godfrey & Kahn, S.C. from 1990 to 2002 prior to joining M&I as its general counsel. Mr. Erickson served as a director of Renaissance Learning, Inc., a publicly-held educational software company, from 2009 until it was acquired by Permira Funds in 2011.
John P. Hankerd - Age: 58
John P. Hankerd has been Executive Vice President, Chief Credit Officer of Associated and Associated Bank, National Association since August 2017. He joined Associated in 2002 and has held multiple leadership roles in commercial and corporate banking and credit functions, including Executive Vice President, Head of Specialized Industries from January 2017 to August 2017 and Senior Vice President, Corporate Banking Credit Manager from March 2011 to January 2017. Previously he spent 12 years in commercial lending at U.S. Bank.
Nicole M. Kitowski - Age 42
Nicole M. Kitowski has been Executive Vice President and Chief Risk Officer of Associated since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.
Timothy J. Lau - Age: 55
Timothy J. Lau has been Executive Vice President, Head of Community Markets of Associated and Associated Bank, National Association since June 2014. Mr. Lau previously served as Executive Vice President, Head of Private Client and Institutional Services from December 2010 to June 2014. He is also a director of Associated Banc-Corp Foundation, Associated Investment Services, Inc. and Associated Benefits and Risk Consulting ("ABRC"). He joined Associated in 1989 and has held a number of senior management positions in Consumer and Small Business Banking, Residential Lending, and Commercial Banking.
James S. Payne - Age: 64
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
Christopher C. Piotrowski - Age: 43
Christopher C. Piotrowski has been Executive Vice President and Chief Marketing Officer of Associated and Associated Bank since December 2014. Prior to joining Associated, he was a Senior Director of Marketing at S.C. Johnson & Son, Inc. from 2009 to December 2014.
Paul G. Schmidt - Age: 55
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
David L. Stein - Age: 54
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
John A. Utz - Age: 49
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
Information in response to this item is incorporated by reference to the discussion of dividend restrictions under Part I, Item 1, Business - Holding Company Dividends, and in Note 10 Stockholders' Equity of the notes to consolidated financial statements included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The Corporation’s common stock is traded on the New York Stock Exchange under the symbol ASB.
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 31, 2018, was approximately 7,050. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is approximately 19,494.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis. The aggregate amount of the quarterly dividends was $0.50 per common share for 2017 and $0.45 per common share for 2016.
Other than 26,606 shares of common stock repurchased to satisfy minimum tax withholding on settlements of equity compensation awards, the Corporation did not make any common stock or depositary share purchases during the fourth quarter of 2017. For a detailed discussion of the common stock and depositary share purchases during 2017 and 2016, see Part II, Item 8, Note 10 Stockholders' Equity of the notes to consolidated financial statements.
Market Information
The following represents selected market information of the Corporation’s common stock for 2017 and 2016.

			Market Price Range Closing Sales Prices
	Dividends Paid	Book Value	High	Low	Close
2017
4th Quarter	$0.14	$20.13	$26.10	$24.00	$25.40
3rd Quarter	0.12	19.98	25.70	21.25	24.25
2nd Quarter	0.12	19.70	25.50	23.25	25.20
1st Quarter	0.12	19.42	26.50	23.40	24.40
2016
4th Quarter	$0.12	$19.27	$25.15	$19.05	$24.70
3rd Quarter	0.11	19.42	19.91	16.49	19.59
2nd Quarter	0.11	19.27	18.84	15.84	17.15
1st Quarter	0.11	18.96	18.79	15.48	17.94

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index and the S&P 400 Regional Banks Sub-Industry Index for the period of five fiscal years commencing on January 1, 2013, and ending December 31, 2017. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The graph assumes that the value of the investment in the Corporation’s common stock and in each index was $100 on December 31, 2012. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$100.0
2012
2013
2014
2015
2016
2017
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index

	2012	2013	2014	2015	2016	2017
Associated Banc-Corp	$100.0	$135.1	$147.6	$151.8	$203.6	$213.5
S&P 500 Index	$100.0	$132.0	$149.9	$151.9	$169.8	$206.5
S&P 400 Regional Banks Sub-Industry Index	$100.0	$145.1	$146.7	$156.3	$206.8	$217.3
Source: Bloomberg
The Total Shareholder Return Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act, except to the extent the Corporation specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA
Table 1 Summary Results of Operations: Trends

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Share Data)
Interest income	$886,605	$791,568	$753,662	$736,745	$708,983
Interest expense	145,385	84,295	77,384	55,778	63,440
Net interest income	741,220	707,273	676,278	680,967	645,543
Provision for credit losses	26,000	70,000	37,500	16,000	10,100
Net interest income after provision for credit losses	715,220	637,273	638,778	664,967	635,443
Noninterest income	332,680	352,883	329,357	290,861	315,957
Noninterest expense	709,133	702,560	698,347	679,783	683,507
Income before income taxes	338,767	287,596	269,788	276,045	267,893
Income tax expense	109,503	87,322	81,487	85,536	79,201
Net income	229,264	200,274	188,301	190,509	188,692
Preferred stock dividends	9,347	8,903	7,155	5,002	5,158
Net income available to common equity	$219,917	$191,371	$181,146	$185,507	$183,534
Earnings per common share
Basic	$1.45	$1.27	$1.20	$1.17	$1.10
Diluted	1.42	1.26	1.19	1.16	1.10
Cash dividends per common share	0.50	0.45	0.41	0.37	0.33
Weighted average common shares outstanding
Basic	150,877	148,769	149,350	157,286	165,584
Diluted	153,647	149,961	150,603	158,254	165,802
Selected Financial Data
Year-End Balances
Loans	$20,784,991	$20,054,716	$18,714,343	$17,593,846	$15,896,261
Allowance for loan losses	265,880	278,335	274,264	266,302	268,315
Investment securities	6,326,299	5,953,762	6,135,644	5,801,267	5,425,795
Total assets	30,483,594	29,139,315	27,711,835	26,817,423	24,225,426
Deposits	22,785,962	21,888,448	21,007,665	18,763,504	17,267,167
Short and long-term funding	4,073,732	3,853,830	3,510,580	4,994,054	3,826,699
Stockholders’ equity	3,237,443	3,091,312	2,937,246	2,800,251	2,891,290
Book value per common share	20.13	19.27	18.62	18.32	17.40
Tangible book value per common share	13.65	12.78	12.10	12.06	11.62
Average Balances
Loans	$20,592,383	$19,650,667	$18,252,264	$16,838,994	$15,663,145
Investment securities	6,028,262	6,048,563	5,912,849	5,594,232	4,995,331
Earning assets	26,999,884	26,026,661	24,571,087	22,760,128	20,980,128
Total assets	29,485,733	28,506,112	27,019,216	25,109,997	23,303,644
Deposits	21,923,602	21,005,772	19,903,087	17,647,084	17,438,195
Interest-bearing liabilities	21,045,399	20,122,402	19,330,847	17,824,786	15,962,533
Stockholders’ equity	3,172,634	3,022,962	2,895,158	2,871,932	2,892,312
Risk-based Capital (a)
Total risk-weighted assets	$21,544,463	$21,340,951	$19,929,963	$18,567,646	$16,694,148
Common equity Tier 1	2,171,508	2,032,587	1,897,944	1,808,332	1,913,320
Common equity Tier 1 capital ratio	10.08%	9.52%	9.52%	9.74%	11.46%
Return on average common equity Tier 1	10.43%	9.86%	9.88%	9.92%	9.77%

(a)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. Prior to 2015, the regulatory capital requirements effective for the Corporation followed the Capital Accord of the Basel Committee on Banking Supervision ("Basel I"). Beginning January 1, 2015, the regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 26 for a reconciliation of common equity Tier 1 and average common equity Tier 1.

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
The detailed financial discussion that follows focuses on 2017 results compared to 2016. A discussion of 2016 results compared to 2015 is predominantly presented in section 2016 Compared to 2015.
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
Performance Summary and 2018 Outlook

•	Diluted earnings per common share of $1.42 in 2017 increased $0.16 (13%) from 2016.

•
Average loans of $20.6 billion for 2017 grew $942 million (5%) from a year ago. Average deposits of $21.9 billion for 2017 grew $918 million (4%) from a year ago. For 2018, the Corporation expects mid-single digit annual average loan growth and to maintain a loan to deposit ratio under 100%.

•
Net interest income of $741 million in 2017 increased $34 million (5%) from 2016. Net interest margin of 2.82% in 2017 increased from 2.80% in 2016. For 2018, the Corporation expects a stable to modestly improving year over year net interest margin trend.

•
Provision for credit losses of $26 million in 2017 decreased $44 million (63%) from 2016. For 2018, the Corporation expects the provision for credit losses to adjust with changes to risk grade, other indications of credit quality, and loan volume.

•
Noninterest income of $333 million in 2017 decreased $20 million (6%) from 2016, as expected, on lower mortgage banking income. For 2018, the Corporation expects improving fee-based revenues and approximately $360 million to $370 million full year noninterest income.

•
Noninterest expenses of $709 million in 2017 increased $7 million (1%) from 2016. For 2018, the Corporation expects full year noninterest expense to be approximately $820 million, which includes $40 million of restructuring costs related to the acquisition of Bank Mutual. The Corporation also expects improvement in the efficiency ratio, as well as a lower effective tax rate.

Income Statement Analysis
Net Interest Income
Table 2 Average Balances and Interest Rates (interest and rates on a fully tax-equivalent basis)

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans (a) (b) (c)
Commercial and business lending	$7,254,613	$265,796	3.66%	$7,395,524	$239,064	3.23%	$7,035,449	$223,772	3.18%
Commercial real estate lending	4,952,605	192,838	3.89%	4,724,412	163,421	3.46%	4,222,218	146,372	3.47%
Total commercial	12,207,218	458,634	3.76%	12,119,936	402,485	3.32%	11,257,667	370,144	3.29%
Residential mortgage	7,105,486	229,210	3.23%	6,156,524	194,941	3.17%	5,538,690	182,228	3.29%
Retail	1,279,679	64,892	5.07%	1,374,207	65,910	4.80%	1,455,907	67,391	4.63%
Total loans	20,592,383	752,736	3.66%	19,650,667	663,336	3.38%	18,252,264	619,763	3.40%
Investment securities
Taxable	4,861,597	96,909	1.99%	4,955,980	95,152	1.92%	4,936,065	100,292	2.03%
Tax-exempt (a)	1,166,665	50,455	4.32%	1,092,583	49,036	4.49%	976,784	47,663	4.88%
Other short-term investments	379,239	7,719	2.04%	327,431	4,829	1.48%	405,974	6,591	1.62%
Investments and other	6,407,501	155,083	2.42%	6,375,994	149,017	2.34%	6,318,823	154,546	2.45%
Total earning assets	$26,999,884	$907,819	3.36%	$26,026,661	$812,353	3.12%	$24,571,087	$774,309	3.15%
Other assets, net	2,485,849			2,479,451			2,448,129
Total assets	$29,485,733			$28,506,112			$27,019,216
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$1,527,161	$816	0.05%	$1,428,292	$860	0.06%	$1,336,755	$1,000	0.07%
Interest-bearing demand	4,334,181	24,009	0.55%	3,790,185	10,361	0.27%	3,201,085	4,266	0.13%
Money market	9,085,990	50,781	0.56%	9,127,940	26,978	0.30%	9,210,179	16,574	0.18%
Time deposits	1,979,709	18,419	0.93%	1,553,069	12,136	0.78%	1,613,547	11,285	0.70%
Total interest-bearing deposits	16,927,041	94,025	0.56%	15,899,486	50,335	0.32%	15,361,566	33,125	0.22%
Federal funds purchased and securities sold under agreements to repurchase	415,086	2,527	0.61%	609,807	1,314	0.22%	625,736	943	0.15%
Other short-term funding	634,729	5,677	0.89%	699,358	2,114	0.30%	220,321	465	0.21%
Total short-term funding	1,049,815	8,204	0.78%	1,309,165	3,428	0.26%	846,057	1,408	0.17%
Long-term funding	3,068,543	43,156	1.41%	2,913,751	30,532	1.05%	3,123,224	42,851	1.37%
Total short and long-term funding	4,118,358	51,360	1.25%	4,222,916	33,960	0.80%	3,969,281	44,259	1.12%
Total interest-bearing liabilities	$21,045,399	$145,385	0.69%	$20,122,402	$84,295	0.42%	$19,330,847	$77,384	0.40%
Noninterest-bearing demand deposits	4,996,561			5,106,286			4,541,521
Other liabilities	271,139			254,462			251,690
Stockholders’ equity	3,172,634			3,022,962			2,895,158
Total liabilities and stockholders’ equity	$29,485,733			$28,506,112			$27,019,216
Interest rate spread			2.67%			2.70%			2.75%
Net free funds			0.15%			0.10%			0.09%
Fully tax-equivalent net interest income and net interest margin		$762,434	2.82%		$728,058	2.80%		$696,925	2.84%
Fully tax-equivalent adjustment		$21,214			$20,785			$20,647
Net interest income		$741,220			$707,273			$676,278

(a)
The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

(b)	Nonaccrual loans and loans held for sale have been included in the average balances.

(c)	Interest income includes net loan fees.

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
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2017, 2016 and 2015. Tables 3 and 4 present additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
The Corporation expects that as a result of the Tax Act, the fully tax-equivalent adjustment will be somewhat reduced in future periods.
Notable Contributions to the Change in 2017 Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $741 million in 2017 compared to $707 million in 2016. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rate risk and market risk.

•	Fully tax-equivalent net interest income of $762 million for 2017 was $34 million higher than 2016.

•	Average earning assets of $27.0 billion in 2017 were $973 million (4%) higher than 2016. Average loans increased $942 million (5%), primarily attributed to growth in residential mortgage loans.

•
Average interest-bearing liabilities of $21.0 billion in 2017 were up $923 million (5%) versus 2016. On average, interest-bearing deposits increased $1.0 billion, while noninterest-bearing demand deposits (a principal component of net free funds) decreased by $110 million. Average short and long-term funding decreased $105 million from 2016, including a $259 million decrease in short-term funding, partially offset by a $154 million increase in long-term funding.

•	The net interest margin for 2017 was 2.82%, compared to 2.80% in 2016.

•
For 2017, loan yields increased 28 bp to 3.66%. This increase was primarily due to total commercial loan yields increasing 44 bps to 3.76%, as adjustable rate loans re-priced. The yield on investment securities and other short-term investments increased 8 bp to 2.42%.

•
The average cost of interest-bearing liabilities was 0.69% in 2017, 27 bp higher than 2016. The increase was primarily due to a 24 bp increase in the average cost of interest-bearing deposits (to 0.56%) and a 45 bp increase in the cost of short and long-term funding (to 1.25%), both primarily due to increases in the Federal Reserve interest rate.

•
The Federal Reserve increased the targeted federal funds rate on December 13, 2017 to a range of 1.25% to 1.50% from 1.00% to 1.25%. The Federal Reserve has indicated it expects gradual increases in the Federal Funds rate. However, the timing and magnitude of any such increases are uncertain and will depend on domestic and global economic conditions.

Table 3 Rate/Volume Analysis (a)

	2017 Compared to 2016 Increase (Decrease) Due to			2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	($ in Thousands)
Interest income
Loans (a)
Commercial and business lending	$(4,635)	$31,367	$26,732	$11,590	$3,702	$15,292
Commercial real estate lending	8,169	21,248	29,417	17,374	(325)	17,049
Total commercial	3,534	52,615	56,149	28,964	3,377	32,341
Residential mortgage	30,550	3,719	34,269	19,756	(7,043)	12,713
Retail	(4,675)	3,657	(1,018)	(3,873)	2,392	(1,481)
Total loans	29,409	59,991	89,400	44,847	(1,274)	43,573
Investment securities
Taxable	(3,731)	5,488	1,757	(2,037)	(3,103)	(5,140)
Tax-exempt (b)	3,245	(1,826)	1,419	5,380	(4,007)	1,373
Other short-term investments	850	2,040	2,890	(1,143)	(619)	(1,762)
Investments and other	364	5,702	6,066	2,200	(7,729)	(5,529)
Total earning assets	$29,773	$65,693	$95,466	$47,047	$(9,003)	$38,044
Interest expense
Savings	$57	$(101)	$(44)	$65	$(205)	$(140)
Interest-bearing demand	1,674	11,974	13,648	908	5,187	6,095
Money market	(124)	23,927	23,803	(150)	10,554	10,404
Time deposits	3,705	2,578	6,283	(471)	1,322	851
Total interest-bearing deposits	5,312	38,378	43,690	352	16,858	17,210
Federal funds purchased and securities sold under agreements to repurchase	(534)	1,747	1,213	(25)	396	371
Other short-term funding	(213)	3,776	3,563	1,376	273	1,649
Total short-term funding	(747)	5,523	4,776	1,351	669	2,020
Long-term funding	1,697	10,927	12,624	(2,724)	(9,595)	(12,319)
Total short and long-term funding	950	16,450	17,400	(1,373)	(8,926)	(10,299)
Total interest-bearing liabilities	6,262	54,828	61,090	(1,021)	7,932	6,911
Fully tax-equivalent net interest income	$23,511	$10,865	$34,376	$48,068	$(16,935)	$31,133

(a)	The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.

(b)
The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 35% for all periods presented and is net of the effects of certain disallowed interest deductions.

Table 4 Interest Rate: Spread and Interest Margin (on a fully tax-equivalent basis)

	2017 Average			2016 Average			2015 Average
	Balance	% of Earning Assets	Yield / Rate	Balance	% of Earning Assets	Yield / Rate	Balance	% of Earning Assets	Yield / Rate
	($ in Thousands)
Total loans	$20,592,383	76.3%	3.66%	$19,650,667	75.5%	3.38%	$18,252,264	74.3%	3.40%
Investments and other	6,407,501	23.7%	2.42%	6,375,994	24.5%	2.34%	6,318,823	25.7%	2.45%
Earning assets	$26,999,884	100.0%	3.36%	$26,026,661	100.0%	3.12%	$24,571,087	100.0%	3.15%
Financed by
Interest-bearing liabilities	$21,045,399	77.9%	0.69%	$20,122,402	77.3%	0.42%	$19,330,847	78.7%	0.40%
Noninterest-bearing liabilities	5,954,485	22.1%		5,904,259	22.7%		5,240,240	21.3%
Total funds sources	$26,999,884	100.0%	0.54%	$26,026,661	100.0%	0.32%	$24,571,087	100.0%	0.31%
Interest rate spread			2.67%			2.70%			2.75%
Net free funds			0.15%			0.10%			0.09%
Net interest margin			2.82%			2.80%			2.84%
Average prime rate (a)			4.10%			3.51%			3.26%
Average effective federal funds rate (a)			1.00%			0.39%			0.13%
Average spread			310 bp			312 bp			313 bp

(a)	Source: Bloomberg

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) in 2017 was $26 million, compared to $70 million in 2016. Net charge offs were $39 million (representing 0.19% of average loans) for 2017, compared to $65 million (representing 0.33% of average loans) for 2016. The ratio of the allowance for loan losses to total loans was 1.28% and 1.39% at December 31, 2017 and 2016, respectively.
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under sections: Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses.

Noninterest Income
Table 5 Noninterest Income

	Years Ended December 31,			Change From Prior Year
	2017	2016	2015	$ Change 2017	% Change 2017	$ Change 2016	% Change 2016
	($ in Thousands)
Insurance commissions and fees	$81,474	$80,795	$75,363	$679	1%	$5,432	7%
Service charges and deposit account fees	64,427	66,609	65,471	(2,182)	(3)%	1,138	2%
Card-based and loan fees	52,688	50,077	47,912	2,611	5%	2,165	5%
Trust and asset management fees	50,191	46,867	48,840	3,324	7%	(1,973)	(4)%
Brokerage commissions and fees	19,935	16,235	15,378	3,700	23%	857	6%
Total fee-based revenue	268,715	260,583	252,964	8,132	3%	7,619	3%
Mortgage banking income	29,619	50,248	43,439	(20,629)	(41)%	6,809	16%
Mortgage servicing rights (expense)	(10,259)	(12,127)	(11,176)	1,868	(15)%	(951)	9%
Mortgage banking, net	19,360	38,121	32,263	(18,761)	(49)%	5,858	18%
Capital markets, net	19,642	22,059	14,558	(2,417)	(11)%	7,501	52%
Bank and corporate owned life insurance	16,250	14,371	9,796	1,879	13%	4,575	47%
Other	9,523	8,519	9,103	1,004	12%	(584)	(6)%
Subtotal	333,490	343,653	318,684	(10,163)	(3)%	24,969	8%
Asset gains (losses), net	(1,244)	(86)	2,540	(1,158)	N/M	(2,626)	(103)%
Investment securities gains (losses), net	434	9,316	8,133	(8,882)	(95)%	1,183	15%
Total noninterest income	$332,680	$352,883	$329,357	$(20,203)	(6)%	$23,526	7%
Mortgage loans originated and acquired for sale during period	$715,357	$1,271,124	$1,228,106	$(555,767)	(44)%	$43,018	4%
Mortgage loan settlements during period	$819,950	$1,542,660	$1,241,012	$(722,710)	(47)%	$301,648	24%
Assets under management, at market value (a)	$10,555,435	$8,301,564	$7,729,131	$2,253,871	27%	$572,433	7%
N/M = Not Meaningful

(a)	Excludes assets held in brokerage accounts.
Notable Contributions to the Change in 2017 Noninterest Income

•
Fee-based revenue was $269 million in 2017, an increase of $8 million (3%) compared to 2016. The increase was driven primarily by a $7 million increase in brokerage and asset management fees, reflecting a strong equity market and the acquisition of Whitnell & Co. in the fourth quarter of 2017.

•
Net mortgage banking income for 2017 was $19 million, down $19 million (49%) compared to 2016. Net mortgage banking consists of gross mortgage banking income less mortgage servicing rights expense. Gross mortgage banking income includes servicing fees, the gain or loss on sales of mortgage loans to the secondary market, changes to the mortgage repurchase reserve, and the fair value adjustments on the mortgage derivatives. Net mortgage banking income was down $19 million primarily due to a shift in the Corporation's strategy to hold some longer-dated production on balance sheet during the first half of 2017.

•	Bank and corporate owned life insurance income was $16 million for 2017, an increase of $2 million (13%) compared to 2016, primarily due to proceeds from policy redemptions.

Noninterest Expense
Table 6 Noninterest Expense

	Years Ended December 31,			Change From Prior Year
	2017	2016	2015	$ Change 2017	% Change 2017	$ Change 2016	% Change 2016
	($ in Thousands)
Personnel	$419,778	$414,837	$404,741	$4,941	1%	$10,096	2%
Occupancy	53,842	56,069	60,896	(2,227)	(4)%	(4,827)	(8)%
Technology	63,004	57,300	60,613	5,704	10%	(3,313)	(5)%
Equipment	21,201	21,489	23,209	(288)	(1)%	(1,720)	(7)%
Business development and advertising	28,946	26,351	25,772	2,595	10%	579	2%
Legal and professional	22,509	19,869	17,052	2,640	13%	2,817	17%
Card issuance and loan costs	11,760	13,641	14,102	(1,881)	(14)%	(461)	(3)%
Foreclosure / OREO expense, net	4,878	4,844	5,442	34	1%	(598)	(11)%
FDIC assessment	31,300	34,750	26,000	(3,450)	(10)%	8,750	34%
Other intangible amortization	1,959	2,093	3,094	(134)	(6)%	(1,001)	(32)%
Other	49,956	51,317	57,426	(1,361)	(3)%	(6,109)	(11)%
Total noninterest expense	$709,133	$702,560	$698,347	$6,573	1%	$4,213	1%
Personnel expense to total noninterest expense	59%	59%	58%
Average full-time equivalent employees	4,368	4,426	4,421
Notable Contributions to the Change in 2017 Noninterest Expense

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $420 million for 2017, up $5 million (1%) from 2016. This increase was in part due to higher management incentive plan expense and $1 million of one-time hourly, non-commission bonus payments recorded during the fourth quarter of 2017.

•
Technology expense of $63 million increased $6 million (10%) compared to 2016. The increase is due to the Corporation's investment in technology solutions to increase efficiency and meet the evolving banking delivery channel demands of our customers.

•	FDIC assessment was $3 million (10%) lower compared to 2016 reflecting decreased criticized and classified assets year over year.
Income Taxes
The Corporation recognized income tax expense of $110 million for 2017 compared to income tax expense of $87 million for 2016. The change in income tax expense was primarily due to the increase in the level of pretax income between the years and amounts recorded due to the enactment of the Tax Act. The effective tax rate was 32.3% for 2017, compared to an effective tax rate of 30.4% for 2016. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law and rates.
The Tax Act was enacted on December 22, 2017 and requires the Corporation to reflect the changes associated with the law’s provisions in its 2017 fourth quarter. The law is complex and has extensive implications for the Corporation’s federal and state current and deferred taxes and income tax expense. The Corporation has recorded and reported the effects of the law’s impacts in its financial statements for the period ended December 31, 2017. See Note 13 Income Taxes of the notes to consolidated financial statements for more information.
See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section Critical Accounting Policies. Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is therefore considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or the reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13 Income Taxes of the notes to consolidated financial statements for more information.

Balance Sheet Analysis

•	At December 31, 2017, total assets were $30.5 billion, up $1.3 billion (5%) from December 31, 2016.

•	Loans of $20.8 billion at December 31, 2017 were up $730 million (4%) from December 31, 2016. See Note 4 Loans for additional information on loans.

•	At December 31, 2017, investment securities were $6.3 billion, up $373 million (6%) from December 31, 2016.

•	At December 31, 2017, total deposits of $22.8 billion were up $898 million (4%) from December 31, 2016. See Note 7 Deposits for additional information on deposits.

•
Short and long-term funding of $4.1 billion at December 31, 2017 increased $220 million (6%) since year-end 2016. See Note 8 Short-Term Funding and Note 9 Long-Term Funding to the notes to the consolidated financial statements for additional information on short- and long-term funding.

Loans
Table 7 Loan Composition

	As of December 31,
	2017		2016		2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,399,693	31%	$6,489,014	32%	$6,190,683	33%	$5,957,431	34%	$4,878,163	31%
Commercial real estate — owner occupied	802,209	4%	897,724	5%	918,212	5%	1,007,937	6%	1,114,715	7%
Commercial and business lending	7,201,902	35%	7,386,738	37%	7,108,895	38%	6,965,368	40%	5,992,878	38%
Commercial real estate — investor	3,315,254	16%	3,574,732	18%	3,234,266	17%	3,056,485	17%	2,939,456	18%
Real estate construction	1,451,684	7%	1,432,497	7%	1,162,145	6%	1,008,956	6%	896,248	6%
Commercial real estate lending	4,766,938	23%	5,007,229	25%	4,396,411	23%	4,065,441	23%	3,835,704	24%
Total commercial	11,968,840	58%	12,393,967	62%	11,505,306	61%	11,030,809	63%	9,828,582	62%
Residential mortgage	7,546,534	36%	6,332,327	31%	5,783,267	31%	5,056,891	28%	4,577,711	29%
Home equity	883,804	4%	934,443	5%	1,005,802	6%	1,051,927	6%	1,082,894	6%
Other consumer	385,813	2%	393,979	2%	419,968	2%	454,219	3%	407,074	3%
Total consumer	8,816,151	42%	7,660,749	38%	7,209,037	39%	6,563,037	37%	6,067,679	38%
Total loans	$20,784,991	100%	$20,054,716	100%	$18,714,343	100%	$17,593,846	100%	$15,896,261	100%
Commercial real estate and real estate construction loan detail
Farmland	$1,399	—%	$1,613	—%	$7,135	—%	$9,249	—%	$8,591	—%
Multi-family	952,473	29%	1,027,541	29%	932,360	29%	976,956	32%	951,348	33%
Non-owner occupied	2,361,382	71%	2,545,578	71%	2,294,771	71%	2,070,280	68%	1,979,517	67%
Commercial real estate — investor	$3,315,254	100%	$3,574,732	100%	$3,234,266	100%	$3,056,485	100%	$2,939,456	100%
1-4 family construction	$353,902	24%	$358,398	25%	$309,396	27%	$304,992	30%	$259,031	29%
All other construction	1,097,782	76%	1,074,099	75%	852,749	73%	703,964	70%	637,217	71%
Real estate construction	$1,451,684	100%	$1,432,497	100%	$1,162,145	100%	$1,008,956	100%	$896,248	100%

•	Commercial and business lending was $7.2 billion and represented 35% of total loans at December 31, 2017, a decrease of $185 million (3%) from December 31, 2016.

•
Commercial real estate lending totaled $4.8 billion at December 31, 2017 and represented 23% of total loans, a decrease of $240 million (5%) from December 31, 2016. This is consistent with the Corporation's plan to moderate commercial real estate growth in anticipation for the pending Bank Mutual transaction

•
Consumer loans were $8.8 billion and represented 42% of total loans at December 31, 2017, an increase of $1.2 billion (15%) from December 31, 2016, primarily driven by the Corporation's on balance sheet mortgage retention strategy.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2017 and 2016. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 4 Loans for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2017, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.
Commercial and Business Lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing. At December 31, 2017, the largest industry group within the commercial and business lending category was manufacturing and wholesale trade which represented 9% of total loans and 25% of the total commercial and business lending portfolio. The next largest industry group within the commercial and business lending category was the power and utilities portfolio, which represented 5% of total loans and represented 14% of the total commercial and business lending portfolio at December 31, 2017. The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 5% of total loans. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under Oil and Gas Lending below.
Oil and Gas Lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At December 31, 2017, the oil and gas portfolio was comprised of 56 credits, totaling $600 million of outstanding balances. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is supported by both oil and gas collateral, with approximately 58% of the collateral in oil and 42% in gas at December 31, 2017. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 8 Oil and Gas Loan Portfolio

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in Millions)
Pass	$483	$426	$522	$725	$491
Special mention	—	20	86	29	—
Potential problem	40	75	124	—	—
Nonaccrual	77	147	20	—	—
Total oil and gas related loans	$600	$668	$752	$754	$491
Annual net charge offs	$25	$59	$—	$—	$—
Oil and gas related allowance	$27	$38	$42	$17	$7
Oil and gas related allowance ratio	4.5%	5.7%	5.6%	2.3%	1.4%
During 2016, lower market pricing and increased market volatility led to downward credit migration within the portfolio. However, the market stabilized during 2017 leading to improvements across the oil and gas portfolio. At December 31, 2017, nonaccrual oil and gas related loans totaled approximately $77 million, representing 13% of the oil and gas loan portfolio, a decrease of $70 million from December 31, 2016.

Commercial Real Estate - Investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types. At December 31, 2017, the largest property type exposures within the commercial real estate-investor portfolio were loans secured by multi-family properties which represented 5% of total loans and 29% of the total commercial real estate-investor portfolio and loans secured by retail properties which represented of 4% total loans and 28%of the total commercial real estate-investor portfolio. The remaining commercial real estate-investor portfolio was spread over various other property types, none of which exceeded 4% of total loans. Of the exposure in the Corporation's commercial real estate retailer portfolio, our largest tenant exposure is less than 5%, spread over six loans, to a national investment grade grocer. Credit risk is managed in a similar manner to commercial and business lending by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.
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
The Corporation’s current lending standards for commercial real estate and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum loan-to-value (“LTV”), requirements for pre-leasing and / or pre-sales, minimum borrower equity, and maximum loan-to-cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land which has a 50% LTV maximum. The Corporation’s LTV guidelines are more conservative than regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts include interest reserves, which are built into the loans and sized to fund loan payments through construction and lease up and / or sell out.
Table 9 Commercial Loan Distribution and Interest Rate Sensitivity

December 31, 2017	Within 1 Year (a)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,762,150	$436,013	$201,530	$6,399,693	53%
Commercial real estate — investor	2,569,346	684,888	61,020	3,315,254	28%
Commercial real estate — owner occupied	386,161	285,742	130,306	802,209	7%
Real estate construction	1,344,754	76,803	30,127	1,451,684	12%
Total	$10,062,411	$1,483,446	$422,983	$11,968,840	100%
Fixed rate	$4,308,458	$712,182	$317,574	$5,338,214	45%
Floating or adjustable rate	5,753,953	771,264	105,409	6,630,626	55%
Total	$10,062,411	$1,483,446	$422,983	$11,968,840	100%
Percent by maturity distribution	84%	12%	4%	100%

(a)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.
The total commercial loans that were floating or adjustable rate was $6.6 billion (55%) at December 31, 2017. Including the $4.3 billion of fixed rate loans due within one year, 91% of the commercial loan portfolio noted above matures, re-prices or resets within one year.
Residential Mortgage: Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. At December 31, 2017, the residential mortgage portfolio was comprised of $2.6 billion of fixed-rate residential real estate mortgages and $4.9 billion of variable-rate residential real estate mortgages, compared to $1.8 billion of fixed-rate mortgages and $4.5 billion variable-rate mortgages at December 31, 2016. The residential mortgage portfolio is focused primarily in our three-state branch footprint, with approximately 88% of the outstanding loan balances in our branch footprint at December 31, 2017. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years.

Based upon outstanding balances at December 31, 2017, the following table presents the next contractual repricing year for the Corporation's adjustable rate mortgage portfolio.
Table 10 Adjustable Rate Mortgage Repricing (a)

	$ in Thousands	% to Total
2018	$579,436	12%
2019	439,737	9%
2020	617,670	13%
2021	726,683	15%
2022	786,376	16%
Thereafter	1,768,596	36%
Total adjustable rate mortgates	$4,918,498	100%

(a)	Based on contractual loan terms for 3/1, 5/1, 7/1, and 10/1 adjustable rate mortgages; does not factor in early prepayments or amortization

The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management's historical practice of originating and servicing residential mortgage loans, generally the Corporation's 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with the servicing rights retained. Subject to management's analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its balance sheet.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) secondary marketing guidelines.
Home Equity: Home equity consists of both home equity lines of credit and closed-end home equity loans. Approximately 25% are first lien positions. Home equity loans and lines in a junior position at December 31, 2017 included approximately 50% for which the Corporation also owned or serviced the related first lien loan and approximately 50% where the Corporation did not service the related first lien loan.
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
Based upon outstanding balances at December 31, 2017, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
Table 11 Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% to Total
Less than 5 years	$60,589	7%
5 to 10 years	210,263	26%
Over 10 years	541,370	67%
Total home equity revolving lines of credit	$812,222	100%
Other Consumer: Other consumer consists of student loans, as well as short-term and other personal installment loans and credit cards. The Corporation had $183 million and $214 million of student loans at December 31, 2017, and December 31, 2016, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
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
Table 12 Nonperforming Assets

	As of December 31,
	2017	2016	2015	2014	2013
	($ in Thousands)
Nonperforming assets by type
Commercial and industrial	$112,786	$183,371	$93,575	$51,464	$37,788
Commercial real estate — owner occupied	22,740	9,544	8,049	25,825	29,664
Commercial and business lending	135,526	192,915	101,624	77,289	67,452
Commercial real estate — investor	4,729	18,051	8,643	22,685	37,596
Real estate construction	974	844	940	5,399	6,467
Commercial real estate lending	5,703	18,895	9,583	28,084	44,063
Total commercial	141,229	211,810	111,207	105,373	111,515
Residential mortgage	53,632	50,236	51,482	54,976	53,767
Home equity	13,514	13,001	15,244	16,451	19,032
Other consumer	171	256	325	613	1,114
Total consumer	67,317	63,493	67,051	72,040	73,913
Total nonaccrual loans (“NALs”)	208,546	275,303	178,258	177,413	185,428
Commercial real estate owned	6,735	7,176	7,942	11,699	8,359
Residential real estate owned	5,873	3,098	4,768	4,111	5,217
Bank properties real estate owned	—	—	1,859	922	4,542
OREO	12,608	10,274	14,569	16,732	18,118
Other nonperforming assets	7,418	7,418	—	—	—
Total nonperforming assets (“NPAs”)	$228,572	$292,995	$192,827	$194,145	$203,546
Accruing loans past due 90 days or more
Commercial	$418	$236	$249	$254	$1,199
Consumer	1,449	1,377	1,399	1,369	1,151
Total accruing loans past due 90 days or more	$1,867	$1,613	$1,648	$1,623	$2,350
Restructured loans (accruing)
Commercial	$48,735	$53,022	$59,595	$68,200	$94,265
Consumer	25,883	26,835	27,768	30,016	29,720
Total restructured loans (accruing)	$74,618	$79,857	$87,363	$98,216	$123,985
Nonaccrual restructured loans (included in nonaccrual loans)	$23,486	$29,385	$37,684	$57,656	$59,585
Ratios at year end
Nonaccrual loans to total loans	1.00%	1.37%	0.95%	1.01%	1.17%
NPAs to total loans plus OREO	1.10%	1.46%	1.03%	1.10%	1.28%
NPAs to total assets	0.75%	1.01%	0.70%	0.72%	0.84%
Allowance for loan losses to nonaccrual loans	127%	101%	154%	150%	145%

Table 12 Nonperforming Assets (continued)

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in Thousands)
Accruing loans 30-89 days past due by type
Commercial and industrial	$271	$1,413	$1,011	$14,747	$6,826
Commercial real estate — owner occupied	48	1,384	7,142	10,628	3,106
Commercial and business lending	319	2,797	8,153	25,375	9,932
Commercial real estate — investor	374	931	291	1,208	23,215
Real estate construction	251	369	296	984	1,954
Commercial real estate lending	625	1,300	587	2,192	25,169
Total commercial	944	4,097	8,740	27,567	35,101
Residential mortgage	9,552	8,142	4,930	4,846	7,228
Home equity	6,825	5,849	7,919	8,783	9,570
Other consumer	2,007	3,189	1,870	1,932	1,150
Total consumer	18,384	17,180	14,719	15,561	17,948
Total accruing loans 30-89 days past due	$19,328	$21,277	$23,459	$43,128	$53,049
Potential problem loans by type
Commercial and industrial	$113,778	$227,196	$233,130	$111,231	$115,453
Commercial real estate — owner occupied	41,997	64,524	35,706	48,695	56,789
Commercial and business lending	155,775	291,720	268,836	159,926	172,242
Commercial real estate — investor	19,291	51,228	25,944	24,043	52,429
Real estate construction	—	2,465	3,919	1,776	5,263
Commercial real estate lending	19,291	53,693	29,863	25,819	57,692
Total commercial	175,066	345,413	298,699	185,745	229,934
Residential mortgage	1,616	5,615	2,796	3,781	3,312
Home equity	195	114	222	880	2,113
Other consumer	—	—	—	2	50
Total consumer	1,811	5,729	3,018	4,663	5,475
Total potential problem loans	$176,877	$351,142	$301,717	$190,408	$235,409
Nonaccrual Loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. The ratio of nonaccrual loans to total loans at December 31, 2017 was 1.00%, as compared to 1.37% at December 31, 2016. See management’s accounting policy for nonaccrual loans in Note 1 Summary of Significant Accounting Policies and Note 4 Loans of the notes to consolidated financial statements for additional nonaccrual loan disclosures.
Accruing Loans Past Due 90 Days or More: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at December 31, 2017 were relatively unchanged from December 31, 2016.
Restructured Loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 4 Loans, of the notes to consolidated financial statements for additional restructured loans disclosures.
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
OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation's risk of loss.

Other Nonperforming Assets: Other nonperforming assets at December 31, 2017 were unchanged from December 31, 2016. The asset represents the Bank’s ownership interest in a profit participation agreement in an entity created to own certain oil and gas assets obtained as a result of the bankruptcy and liquidation of borrower in partial satisfaction of their loan.
Foregone Loan Interest: The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period.
Table 13 Foregone Loan Interest

	Years Ended December 31,
	2017	2016	2015
	($ in Thousands)
Interest income in accordance with original terms	$16,205	$16,811	$11,745
Interest income recognized	(9,339)	(10,228)	(8,716)
Reduction in interest income	$6,866	$6,583	$3,029
Allowance for Credit Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled Credit Risk.
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
The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy (see section Critical Accounting Policies). See section, Nonperforming Assets, for a detailed discussion on asset quality. See also management’s allowance for loan losses accounting policy in Note 1 Summary of Significant Accounting Policies and see Note 4 Loans of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 7 provides information on loan growth and composition, Tables 14 and 16 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.
The methodology used for the allocation of the allowance for loan losses at December 31, 2017, 2016, and 2015 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 16.
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

Table 14 Allowance for Credit Losses

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in Thousands)
Allowance for loan losses
Balance at beginning of period	$278,335	$274,264	$266,302	$268,315	$297,409
Provision for loan losses	27,000	69,000	38,000	13,000	10,000
Loans charged off
Commercial and industrial	(44,533)	(71,016)	(27,687)	(14,672)	(35,352)
Commercial real estate — owner occupied	(344)	(512)	(2,645)	(3,476)	(6,474)
Commercial and business lending	(44,877)	(71,528)	(30,332)	(18,148)	(41,826)
Commercial real estate — investor	(991)	(1,504)	(4,645)	(4,529)	(9,846)
Real estate construction	(604)	(558)	(750)	(1,958)	(3,375)
Commercial real estate lending	(1,595)	(2,062)	(5,395)	(6,487)	(13,221)
Total commercial	(46,472)	(73,590)	(35,727)	(24,635)	(55,047)
Residential mortgage	(2,611)	(4,332)	(5,636)	(5,639)	(13,755)
Home equity	(2,724)	(4,686)	(7,048)	(10,946)	(17,870)
Other consumer	(4,439)	(3,831)	(3,869)	(2,876)	(1,389)
Total consumer	(9,774)	(12,849)	(16,553)	(19,461)	(33,014)
Total loans charged off	(56,246)	(86,439)	(52,280)	(44,096)	(88,061)
Recoveries of loans previously charged off
Commercial and industrial	11,465	14,543	9,821	11,397	29,083
Commercial real estate — owner occupied	173	74	921	1,806	339
Commercial and business lending	11,638	14,617	10,742	13,203	29,422
Commercial real estate — investor	242	1,624	4,157	9,996	6,961
Real estate construction	74	203	2,268	816	5,511
Commercial real estate lending	316	1,827	6,425	10,812	12,472
Total commercial	11,954	16,444	17,167	24,015	41,894
Residential mortgage	927	755	1,077	1,252	1,332
Home equity	3,194	3,491	3,233	3,200	4,108
Other consumer	716	820	765	616	1,633
Total consumer	4,837	5,066	5,075	5,068	7,073
Total recoveries	16,791	21,510	22,242	29,083	48,967
Net charge offs	(39,455)	(64,929)	(30,038)	(15,013)	(39,094)
Balance at end of period	$265,880	$278,335	$274,264	$266,302	$268,315
Allowance for unfunded commitments
Balance at beginning of period	$25,400	$24,400	$24,900	$21,900	$21,800
Provision for unfunded commitments	(1,000)	1,000	(500)	3,000	100
Balance at end of period	$24,400	$25,400	$24,400	$24,900	$21,900
Allowance for credit losses (a)	$290,280	$303,735	$298,664	$291,202	$290,215
Provision for credit losses (b)	$26,000	$70,000	$37,500	$16,000	$10,100

Table 14 Allowance for Credit Losses (continued)

	Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in Thousands)
Net loan (charge offs) recoveries
Commercial and industrial	$(33,068)	$(56,473)	$(17,866)	$(3,275)	$(6,269)
Commercial real estate — owner occupied	(171)	(438)	(1,724)	(1,670)	(6,135)
Commercial and business lending	(33,239)	(56,911)	(19,590)	(4,945)	(12,404)
Commercial real estate — investor	(749)	120	(488)	5,467	(2,885)
Real estate construction	(530)	(355)	1,518	(1,142)	2,136
Commercial real estate lending	(1,279)	(235)	1,030	4,325	(749)
Total commercial	(34,518)	(57,146)	(18,560)	(620)	(13,153)
Residential mortgage	(1,684)	(3,577)	(4,559)	(4,387)	(12,423)
Home equity	470	(1,195)	(3,815)	(7,746)	(13,762)
Other consumer	(3,723)	(3,011)	(3,104)	(2,260)	244
Total consumer	(4,937)	(7,783)	(11,478)	(14,393)	(25,941)
Total net charge offs	$(39,455)	$(64,929)	$(30,038)	$(15,013)	$(39,094)
Ratios
Allowance for loan losses to total loans	1.28%	1.39%	1.47%	1.51%	1.69%
Allowance for loan losses to net charge offs	6.7x	4.3x	9.1x	17.7x	6.9x

(a)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(b)	Includes the provision for loan losses and the provision for unfunded commitments.

Table 15 Net (Charge Offs) Recoveries (a)

	Years Ended December 31,
(In Basis Points)	2017	2016	2015	2014	2013

Net loan (charge offs) recoveries
Commercial and industrial	(52)	(87)	(29)	(6)	(13)
Commercial real estate — owner occupied	(2)	(5)	(18)	(16)	(53)
Commercial and business lending	(46)	(77)	(28)	(8)	(21)
Commercial real estate — investor	(2)	N/M	(2)	18	(10)
Real estate construction	(3)	(3)	14	(12)	27
Commercial real estate lending	(3)	N/M	2	11	(2)
Total commercial	(28)	(47)	(16)	(1)	(14)
Residential mortgage	(2)	(6)	(8)	(9)	(27)
Home equity	5	(12)	(37)	(73)	(122)
Other consumer	(99)	(74)	(72)	(53)	6
Total consumer	(6)	(10)	(16)	(23)	(42)
Total net charge offs	(19)	(33)	(16)	(9)	(25)

(a)	Ratio of net charge offs to average loans by loan type.
N/M = Not Meaningful

At December 31, 2017, the allowance for credit losses was $290 million, compared to $304 million at December 31, 2016. At December 31, 2017, the allowance for loan losses to total loans was 1.28% and covered 127% of nonaccrual loans, compared to 1.39% and 101%, respectively, at December 31, 2016. Management believes the level of allowance for loan losses to be appropriate at December 31, 2017 and December 31, 2016.
Key contributors to the decrease in the allowance for credit losses and the related provision for credit losses during December 31, 2017 were as follows.

•
At December 31, 2017, net charge offs of $39 million decreased $25 million from the comparable period in December 31, 2016. See Tables 14, 15 and 16 for additional information regarding the activity in the allowance for loan losses.

•
Total loans increased $730 million (4%) from December 31, 2016, primarily driven by a $1.2 billion (15%) increase in total consumer lending. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Total nonaccrual loans decreased $67 million from December 31, 2016 primarily due to the risk migration of oil and gas related credits. See Table 8 for additional information on the oil and gas portfolio. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
Potential problem loans decreased $174 million from December 31, 2016, primarily due to the risk migration on general commercial loans. See Table 12 for additional information on the changes in potential problem loans.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $27 million at December 31, 2017, compared to $38 million at December 31, 2016. See also oil and gas lending within the Credit Risk section for additional information.

•	The allowance for unfunded commitments of $24 million decreased $1 million from December 31, 2016.

Table 16 Allocation of the Allowance for Loan Losses

	As of December 31,
	2017		2016		2015		2014		2013
	($ in Thousands)
		(a)		(a)		(a)		(a)		(a)
Commercial and industrial	$123,068	1.92%	$140,126	2.16%	$129,959	2.10%	$117,635	1.97%	$106,108	2.18%
Commercial real estate — owner occupied	10,352	1.29%	14,034	1.56%	18,680	2.03%	16,510	1.64%	19,476	1.75%
Commercial and business lending	133,420	1.85%	154,160	2.09%	148,639	2.09%	134,145	1.93%	125,584	2.10%
Commercial real estate — investor	41,059	1.24%	45,285	1.27%	43,018	1.33%	46,333	1.52%	58,156	1.98%
Real estate construction	34,370	2.37%	26,932	1.88%	25,266	2.17%	20,999	2.08%	23,418	2.61%
Commercial real estate lending	75,429	1.58%	72,217	1.44%	68,284	1.55%	67,332	1.66%	81,574	2.13%
Total commercial	208,849	1.74%	226,377	1.83%	216,923	1.89%	201,477	1.83%	207,158	2.11%
Residential mortgage	29,607	0.39%	27,046	0.43%	28,261	0.49%	31,926	0.63%	30,809	0.67%
Home equity	22,126	2.50%	20,364	2.18%	23,555	2.34%	26,464	2.52%	27,932	2.58%
Other consumer	5,298	1.37%	4,548	1.15%	5,525	1.32%	6,435	1.42%	2,416	0.59%
Total consumer	57,031	0.65%	51,958	0.68%	57,341	0.80%	64,825	0.99%	61,157	1.01%
Total allowance for loan losses	$265,880	1.28%	$278,335	1.39%	$274,264	1.47%	$266,302	1.51%	$268,315	1.69%

(a)	Allowance for loan losses category as a percentage of total loans by category.

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

Investment Securities Portfolio
Management of the investment securities portfolio involves the maximization of income while actively monitoring the portfolio's liquidity, market risk, quality of the investment securities, and its role in balance sheet and capital management. The Corporation classifies its investment securities as available for sale or held to maturity at time of purchase. Securities classified as available for sale may be sold from time to time in order to help manage interest rate risk, liquidity, credit quality, capital levels, or to take advantage of relative value opportunities in the marketplace. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheets, while investment securities classified as held to maturity are carried at amortized cost in the consolidated balance sheets. The majority of the Corporation's investment securities are mortgage-related securities issued by the Government National Mortgage Association (“GNMA”) or GSEs such as FNMA and FHLMC.
Table 17 Investment Securities Portfolio

	At December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
	($ in Thousands)
Investment Securities Available for sale
Amortized Cost
U.S. Treasury securities	$1,003	<1%	$1,000	<1%	$999	<1%
Residential mortgage-related securities
FNMA / FHLMC	457,680	11%	625,234	13%	1,388,995	28%
GNMA	1,944,453	47%	2,028,301	43%	1,605,956	32%
Private-label	1,067	<1%	1,134	<1%	1,722	<1%
GNMA commercial mortgage-related securities	1,547,173	38%	2,064,508	44%	1,982,477	40%
Federal Family Education Loan Program ("FFELP") asset-backed securities	144,322	4%	—	—	—	—
Other securities (debt and equity)	4,719	<1%	4,718	<1%	4,718	<1%
Total amortized cost	$4,100,417	100%	$4,724,895	100%	$4,984,867	100%
Fair Value
U.S. Treasury securities	$996	<1%	$1,000	<1%	$997	<1%
Residential mortgage-related securities
FNMA / FHLMC	464,768	11%	639,930	14%	1,414,626	28%
GNMA	1,913,350	47%	2,004,475	43%	1,590,003	32%
Private-label	1,059	<1%	1,121	<1%	1,709	<1%
GNMA commercial mortgage-related securities	1,513,277	37%	2,028,898	43%	1,955,310	39%
FFELP asset-backed securities	145,176	4%	—	—	—	—
Other securities (debt and equity)	4,820	<1%	4,802	<1%	4,769	<1%
Total fair value and carrying value	$4,043,446	100%	$4,680,226	100%	$4,967,414	100%
Net unrealized holding gains (losses)	$(56,971)		$(44,669)		$(17,453)
Investment Securities Held to maturity
Amortized Cost
Obligations of state and political subdivisions (municipal securities)	$1,281,320	56%	$1,145,843	90%	$1,043,767	89%
Residential mortgage-related securities
FNMA / FHLMC	40,995	2%	37,697	3%	41,469	4%
GNMA	414,440	18%	89,996	7%	82,994	7%
GNMA commercial mortgage-related securities	546,098	24%	—	—	—	—
Total amortized cost and carrying value	$2,282,853	100%	$1,273,536	100%	$1,168,230	100%
Fair Value
Obligations of state and political subdivisions (municipal securities)	$1,292,042	56%	$1,137,675	90%	$1,060,231	90%
Residential mortgage-related securities
FNMA / FHLMC	40,904	2%	37,443	3%	41,337	3%
GNMA	410,740	18%	89,556	7%	82,874	7%
GNMA commercial mortgage-related securities	539,888	24%	—	—	—	—
Total fair value	$2,283,574	100%	$1,264,674	100%	$1,184,442	100%
Net unrealized holding gains (losses)	$721		$(8,862)		$16,212

During 2017, the Corporation purchased approximately $144 million of FFELP asset backed securities, which are collateralized with government guaranteed student loans.
At December 31, 2017, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity or approximately $162 million.
The Corporation did not recognize any credit-related other-than-temporary impairment write-downs during 2017, 2016, or 2015. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 3 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
Available for Sale
Residential and Commercial Mortgage-Related Securities: Residential mortgage-related securities include predominantly FNMA and FHLMC mortgage-backed securities and collateralized mortgage obligations. The commercial mortgage-related securities are GNMA securities. The fair value of mortgage-related securities is subject to inherent risks based upon the future performance of the underlying collateral (i.e., mortgage loans) for these securities, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation and credit quality underlying these securities.
Asset Backed Securities: Assets backed securities are comprised of government guaranteed FFELP securities.
Other Securities (Debt and Equity): Other securities are primarily comprised of debt securities that mature within 3 years and have a rating of A.
Held to Maturity
Municipal Securities: The municipal securities relate to various state and political subdivisions and school districts. The municipal securities portfolio is regularly assessed for credit quality and deterioration.
Residential Mortgage-Related Securities: The mortgage-related securities in held to maturity were comprised of select CRA mortgage-backed securities and select collateralized mortgage obligations.
Commercial Mortgage-Related Securities: The commercial mortgage-related securities are classified in held to maturity when a component qualifies for CRA purposes.
Regulatory Stock (Federal Home Loan Bank "FHLB" and Federal Reserve System)
In addition to the available for sale and held to maturity investment securities noted above, the Corporation is also required to hold certain regulatory stock. The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve and the FHLB, and in amounts as required by these institutions. See Note 3 Investment Securities of the notes to consolidated financial statements for additional information on the regulatory stock.

Table 18 Investment Securities Portfolio Maturity Distribution (a)

	December 31, 2017
	Amortized Cost	Fair Value	Yield (b)
Available for sale securities	($ in Thousands)
U. S. Treasury securities
After one but within five years	$1,003	$996	1.25%
Total U. S. Treasury securities	$1,003	$996	1.25%
Residential mortgage-related securities
Within one year	$18,252	$18,341	3.46%
After one but within five years	2,217,627	2,196,506	2.40%
After five years but within ten years	167,321	164,330	2.27%
Total residential mortgage-related securities	$2,403,200	$2,379,177	2.40%
GNMA commercial mortgage-related securities
Within one year	$14,232	$14,223	2.62%
After one but within five years	822,266	810,023	2.11%
After five years but within ten years	710,675	689,031	2.15%
Total GNMA commercial mortgage-related securities	$1,547,173	$1,513,277	2.13%
Asset backed securities
After five years but within ten years	$129,626	$130,371	2.13%
After ten years	14,696	14,805	2.27%
Total asset backed securities	$144,322	$145,176	2.14%
Other debt and equity securities
Within one year	$1,001	$1,001	1.83%
After one but within five years	3,700	3,673	1.92%
Marketable equity securities	18	146	—%
Total other debt and equity securities	$4,719	$4,820	1.90%
Total available for sale securities	$4,100,417	$4,043,446	2.29%

Held to maturity securities
Obligations of state and political subdivisions (municipal securities)
Within one year	$44,487	$44,781	5.49%
After one but within five years	231,348	229,939	4.82%
After five years but within ten years	322,720	324,380	3.76%
After ten years	682,765	692,942	4.35%
Total obligations of state and political subdivisions (municipal securities)	$1,281,320	$1,292,042	4.32%
Residential mortgage-related securities
Within one year	$57	$58	4.97%
After one but within five years	297,388	294,850	2.23%
After five years but within ten years	101,826	101,093	2.39%
After ten years	56,164	55,643	3.08%
Total residential mortgage-related securities	$455,435	$451,644	2.37%
GNMA commercial mortgage-related securities
After one but within five years	$381,391	$374,652	2.10%
After five years but within ten years	164,707	165,236	2.09%
Total GNMA commercial mortgage-related securities	$546,098	$539,888	2.10%
Total held to maturity securities	$2,282,853	$2,283,574	3.40%

(a)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(b)	Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 35% and have not been adjusted for certain disallowed interest deductions.

Analysis of Deposits and Funding
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding at December 31, 2017, 2016 and 2015.
Table 19 Period End Deposit and Customer Funding Composition

	As of December 31,
	2017	2016	2015
	($ in Thousands)
Noninterest-bearing demand	$5,478,416	$5,392,208	$5,562,466
Savings	1,524,992	1,431,494	1,334,420
Interest-bearing demand	4,603,157	4,687,656	3,445,000
Money market	8,830,328	8,770,963	9,102,977
Brokered CDs	18,609	52,725	42,443
Other time	2,330,460	1,553,402	1,520,359
Total deposits	22,785,962	21,888,448	21,007,665
Customer funding (a)	250,332	401,885	383,568
Total deposits and customer funding	$23,036,294	$22,290,333	$21,391,233
Network transaction deposits (b)	$2,520,968	$3,895,467	$3,174,911
Brokered CDs	18,609	52,725	42,443
Total network and brokered funding	2,539,577	3,948,192	3,217,354
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$20,496,717	$18,342,141	$18,173,879

(a)	Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money markets.

•	Deposits are the Corporation's largest source of funds.

•	Total deposits increased $898 million (4%) from December 31, 2016.

•	Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and non-interest bearing demand) accounts accounted for 90% of our total deposits at December 31, 2017.

•
Included in the above amounts were $2.5 billion of network deposits, primarily sourced from other financial institutions and intermediaries. Network deposits represented 11% of our deposits at December 31, 2017.

•	Other time deposits increased $777 million (50%) from December 31, 2016, primarily due to an increase in CDs issued to public entities.
Table 20 Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	As of December 31, 2017
	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
	($ in Thousands)
Three months or less	$75,151	$513,629	$588,780
Over three months through six months	45,716	293,917	339,633
Over six months through twelve months	73,967	137,529	211,496
Over twelve months	194,912	47,077	241,989
Total	$389,746	$992,152	$1,381,898

•
Selected period-end deposit information is detailed in Note 7 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2017. See Table 2 for additional information on average deposit balances and deposit rates.

Other Funding Sources
Short-Term Funding: Short-term funding is comprised primarily of short-term FHLB advances; securities sold under agreements to repurchase; federal funds purchased and commercial paper. Many short-term funding sources are expected to be reissued and, therefore, do not represent an immediate need for cash. See Note 8 Short-Term Funding of the notes to consolidated financial statements for additional information on short-term funding. See Table 2 for additional information on average funding and rates.
Short-term funding sources at December 31, 2017 were approximately $676 million, a decrease of $416 million from December 31, 2016. The decrease in short-term funding was primarily due to decreases in FHLB advances and securities sold under an agreement to repurchase.
Long-Term Funding: Long-term funding is comprised primarily of long-term FHLB advances, senior notes and subordinated notes. See Note 9 Long-Term Funding of the notes to consolidated financial statements for additional information on long-term funding. See Table 2 for additional information on average funding and rates.
Long-term funding at December 31, 2017, was approximately $3.4 billion, an increase of $636 million from December 31, 2016, primarily due to an increase in long-term FHLB advances.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2017, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset based liquidity to meet its obligations under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources shown below.

•
Investment securities are an important tool to the Corporation’s liquidity objective, and can be pledged or sold to enhance liquidity, if necessary. See Note 3 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation's investment securities portfolio, including investment securities pledged.

•
The Bank pledges eligible loans to both the Federal Reserve and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of December 31, 2017, the Bank had $2.8 billion available for future advances. The Federal Reserve also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2017, the Bank had $2.1 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which $67 million was outstanding at December 31, 2017.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are also funding sources for the Parent Company.

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
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at December 31, 2017 are displayed below.
Table 21 Credit Ratings

	Moody’s	S&P (a)
Bank short-term deposits	P-1	—
Bank long-term	A1	BBB+
Corporation short-term	P-2	—
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable

(a)	Standard and Poor's

For the year ended December 31, 2017, net cash provided by operating and financing activities was $458 million and $1.0 billion, respectively, while investing activities used net cash of $1.4 billion, for a net increase in cash and cash equivalents of $74 million since year-end 2016. During 2017, net assets increased to $30.5 billion (up $1.3 billion or 5%) compared to year-end 2016, primarily due to a $862 million net increase in loans. On the funding side, deposits increased $898 million while short-term funding decreased $416 million and long-term funding increased $635 million.
For the year ended December 31, 2016, net cash provided by operating and financing activities was $641 million and $1.2 billion, respectively, while investing activities used net cash of $1.7 billion, for a net increase in cash and cash equivalents of $169 million since year-end 2015. During 2016, net assets increased to $29.1 billion (up $1.4 billion or 5%) compared to year-end 2015, primarily due to a $1.7 billion net increase in loans. On the funding side, deposits increased $881 million while short-term and long-term funding increased $258 million and $85 million, respectively.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk, within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during 2017.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income ("NII") at risk, interest rate sensitive earnings at risk ("EAR"), and market value of equity ("MVE") at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. Based on current rate expectations for a flattening yield curve, our earnings at risk profile is neutral at December 31, 2017. While the modeled outcome of instantaneous and sustained parallel rate shocks of 100 bps or more indicate asset sensitivity, which would provide increased earnings, we see a low probability of a sustained parallel shift occurring in the near term.
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
Table 22 Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months

	Dynamic Forecast December 31, 2017	Static Forecast December 31, 2017	Dynamic Forecast December 31, 2016	Static Forecast December 31, 2016
Instantaneous Rate Change
100 bp increase in interest rates	2.5%	2.7%	1.4%	1.5%
200 bp increase in interest rates	4.6%	4.9%	2.7%	2.9%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis. Whereas NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Similar to the NII simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2017, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.
Table 23 Market Value of Equity Sensitivity

	December 31, 2017	December 31, 2016
Instantaneous Rate Change
100 bp increase in interest rates	(3.1)%	(2.9)%
200 bp increase in interest rates	(6.7)%	(6.0)%
The decrease in MVE sensitivity from December 31, 2016 was primarily attributable to the duration of mortgage-related assets extending. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, the Corporation believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changing product spreads that could mitigate the adverse impact of changes in interest rates.
The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Table 24 Contractual Obligations and Other Commitments

December 31, 2017	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	7	$1,708,582	$496,980	$141,924	$1,583	$2,349,069
Short-term funding	8	676,282	—	—	—	676,282
Long-term funding	9	1,750,000	499,468	150,000	997,982	3,397,450
Operating leases	6	9,815	18,572	13,881	22,447	64,715
Commitments to extend credit	14 & 16	3,991,155	2,689,902	1,426,230	142,636	8,249,923
Total		$8,135,834	$3,704,922	$1,732,035	$1,164,648	$14,737,439
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 24 summarizes significant contractual obligations and other commitments at December 31, 2017, and those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The Corporation also has obligations under its retirement plans as described in Note 12 Retirement Plan of the notes to consolidated financial statements.
As of December 31, 2017, the net liability for uncertainty in income taxes, including associated interest and penalties, was $3 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 24. See Note 13 Income Taxes of the notes to consolidated financial statements for additional information and disclosure related to uncertainty in income taxes.
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
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 24. For further information and discussion of derivative contracts, see Note 1 Summary of Significant Accounting Policies and Note 14 Derivative and Hedging Activities of the notes to consolidated financial statements.
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

The Corporation has principal investment commitments to provide capital-based financing to private and public companies and also invests in low-income housing, and various credit projects. See Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements for additional information on these investments. The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds. Complying with the Volcker Rule is not expected to have a material impact on the Corporation. See Part I, Item 1, Business, for additional information on the Volcker Rule.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At December 31, 2017, the capital ratios of the Corporation and its banking subsidiary were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 25.
Table 25 Capital Ratios

	As of December 31,
	2017	2016	2015
	($ in Thousands)
Risk-based capital (a)
Common equity Tier 1	$2,171,508	$2,032,587	$1,897,944
Tier 1 capital	2,331,245	2,191,798	2,016,861
Total capital	2,848,851	2,706,760	2,515,861
Total risk-weighted assets	21,544,463	21,340,951	19,929,963
Common equity Tier 1 capital ratio	10.08%	9.52%	9.52%
Tier 1 capital ratio	10.82%	10.27%	10.12%
Total capital ratio	13.22%	12.68%	12.62%
Tier 1 leverage ratio	8.02%	7.83%	7.60%
Selected equity and performance ratios
Stockholders’ equity / assets	10.62%	10.61%	10.60%
Dividend payout ratio (b)	34.48%	35.43%	34.17%

(a)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 26 for a reconciliation of common equity Tier 1 and average common equity Tier 1.

(b)	Ratio is based upon basic earnings per common share.

Table 26 Non-GAAP Measures

	At or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	($ in Thousands)
Selected equity and performance ratios (a) (b)
Tangible common equity / tangible assets	7.07%	6.91%	6.85%	6.97%	8.11%
Return on average equity	7.23%	6.63%	6.50%	6.63%	6.52%
Return on average tangible common equity	10.86%	10.07%	9.97%	9.91%	9.73%
Return on average Common equity Tier 1	10.43%	9.86%	9.88%	9.92%	9.77%
Return on average assets	0.78%	0.70%	0.70%	0.76%	0.81%
Average stockholders' equity / average assets	10.76%	10.60%	10.72%	11.44%	12.41%
Tangible common equity and common equity Tier 1 reconciliation (a) (b)
Common equity	$3,077,514	$2,931,383	$2,815,867	$2,740,524	$2,829,428
Goodwill and other intangible assets, net	(991,819)	(987,328)	(985,302)	(936,605)	(940,352)
Tangible common equity	$2,085,695	$1,944,055	$1,830,565	$1,803,919	$1,889,076
Less: Accumulated other comprehensive income / loss	62,758	54,679	32,616	4,850	24,244
Less: Deferred tax assets / deferred tax liabilities, net	23,055	33,853	34,763	(437)	—
Common equity Tier 1	$2,171,508	$2,032,587	$1,897,944	$1,808,332	$1,913,320
Tangible assets reconciliation (a)
Total assets	$30,483,594	$29,139,315	$27,711,835	$26,817,423	$24,225,426
Goodwill and other intangible assets, net	(991,819)	(987,328)	(985,302)	(936,605)	(940,352)
Tangible assets	$29,491,775	$28,151,987	$26,726,533	$25,880,818	$23,285,074
Average tangible common equity and average common equity Tier 1 reconciliation (a) (b)
Average common equity	$3,012,704	$2,888,579	$2,799,150	$2,810,872	$2,829,300
Average goodwill and other intangible assets, net	(988,073)	(988,406)	(982,454)	(938,472)	(942,472)
Average tangible common equity	2,024,631	1,900,173	1,816,696	1,872,400	1,886,828
Less: Accumulated other comprehensive income / loss	53,879	7,526	(9,059)	(1,651)	(2,712)
Less: Deferred tax assets / deferred tax liabilities, net	30,949	32,692	25,960	(140)	(5,745)
Average common equity Tier 1	$2,109,459	$1,940,391	$1,833,597	$1,870,609	$1,878,371
Efficiency ratio reconciliation (c)
Federal Reserve efficiency ratio	65.97%	66.95%	69.96%	70.28%	71.14%
Fully tax-equivalent adjustment	(1.28)%	(1.29)%	(1.41)%	(1.36)%	(1.45)%
Other intangible amortization	(0.18)%	(0.20)%	(0.31)%	(0.39)%	(0.42)%
Fully tax-equivalent efficiency ratio	64.51%	65.46%	68.24%	68.53%	69.27%

(a)
The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net, which is a non-GAAP financial measure. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength.

(b)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. Prior to 2015, the regulatory capital requirements effective for the Corporation followed Basel I. Beginning January 1, 2015, the regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies.

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

See Note 10 Stockholders' Equity and Note 19 Regulatory Matters for additional capital disclosures.

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
Funds Transfer Pricing ("FTP") is an important tool for managing the Corporation’s balance sheet structure and measuring risk-adjusted profitability. By appropriately allocating the cost of funding and contingent liquidity to business units, the FTP process improves product pricing which influences the volume and terms of new business and helps to optimize the risk / reward profile of the balance sheet. This process helps align the Corporation’s funding and contingent liquidity risk with its risk appetite and complements broader liquidity and interest rate risk management programs. FTP methodologies are designed to promote more resilient, sustainable business models and centralize the management of funding and contingent liquidity risks. Through FTP, the Corporation transfers these risks to a central management function that can take advantage of natural off-sets, centralized hedging activities, and a broader view of these risks across business units.
Segment Review 2017 Compared to 2016
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $139 million in 2017, up $21 million compared to $118 million in 2016. Segment revenue increased $33 million to $409 million in 2017 compared to $376 million in 2016, primarily due to higher net interest income from the growth in average loan balances and the interest rate increases. The credit provision decreased $8 million in 2017. Average loan balances were $10.8 billion for 2017, up $643 million from an average balance of $10.2 billion for 2016. Average deposit balances were $6.9 billion for 2017, up $1.0 billion from average deposits of $5.9 billion in 2016. Average allocated capital increased $47 million to $1.1 billion in 2017, reflecting the increase in segment's loan balances.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $76 million in 2017, up $10 million compared to $66 million in 2016. Segment revenue decreased $1 million to $628 million in 2017. Noninterest expense decreased $11 million to $491 million in 2017, primarily due to decreased personnel expenses relating to the restructuring of the Corporation's commercial and business lending areas in 2016. Average loan balances were $9.5 billion for 2017, up $145 million from an average balance of $9.3 billion for 2016. Average deposit balances were $11.7 billion in 2017, up $260 million from average deposits of $11.5 billion in 2016. Average allocated capital decreased $43 million to $586 million in 2017.
The Risk Management and Shared Services segment had net income of $15 million in 2017, down $1 million compared to $16 million in 2016. Net interest income decreased $5 million, primarily due to recent changes in the rate environment, as well as an adjustment of FTP rate assumptions that increased the interest income allocated to the lines of business with an offsetting decrease in the interest income allocated to the Risk Management and Shared Services segment. Noninterest income decreased $13 million, primarily due to a $9 million gain on the sales of FNMA and FHLMC securities in the twelve months ended December 31, 2016. The credit provision was $37 million in 2017, improved $32 million from 2016 due to improvement in credit quality. Average earning asset balances were $6.7 billion for 2017, up $184 million from an average balance of $6.5 billion in 2016. Average deposits were $3.3 billion in 2017, down $376 million from 2016. Average allocated capital increased $165 million to $405 million for 2017.
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
The Risk Management and Shared Services segment had net income of $16 million in 2016, up $4 million compared to $12 million in 2015. Net interest income increased $11 million primarily due to an increase in the volume of funding provided to the Corporate and Commercial Specialty segment (as loan growth exceeded deposit growth within this segment), as well as a higher interest rate charged on this funding due to the interest rate increase at the end of 2015. Noninterest income increased $10 million primarily due to an increase in proceeds from bank and corporate owned life insurance policy redemptions of $5 million and an increase in net gains on the sale of assets of $4 million. The credit provision improved $25 million. Average earning asset balances were $6.5 billion for 2016, up $162 million from an average balance of $6.4 billion in 2015, primarily due to increases in commercial and business lending and investment securities. Average deposits were $3.6 billion in 2016, up $502 million from 2015. Average allocated capital increased $24 million to $240 million for 2016.
Table 27 Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2017 and 2016.

	2017 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, Except Per Common Share Data)
Net interest income	$187,005	$190,122	$183,819	$180,274
Provision for credit losses	—	5,000	12,000	9,000
Income before income taxes	89,850	93,590	77,913	77,414
Net income available to common equity	47,671	62,662	55,644	53,940
Basic earnings per common share	$0.31	$0.41	$0.36	$0.36
Diluted earnings per common share	$0.31	$0.41	$0.36	$0.35
	2016 Quarter Ended
	December 31	September 30	June 30	March 31
	(In Thousands, Except Per Common Share Data)
Net interest income	$180,035	$178,534	$176,717	$171,987
Provision for credit losses	15,000	21,000	14,000	20,000
Income before income taxes	78,409	77,454	70,525	61,208
Net income available to common equity	52,485	51,628	46,922	40,336
Basic earnings per common share	$0.35	$0.34	$0.31	$0.27
Diluted earnings per common share	$0.34	$0.34	$0.31	$0.27
2016 Compared to 2015
Net income available to common equity for 2016 was $191 million, or diluted earnings per common share of $1.26. In comparison, net income available to common equity for 2015 was $181 million, or diluted earnings per common share of $1.19. Cash dividends increased to $0.45 per common share in 2016 an increase of 10% compared to cash dividends of $0.41 per common share in 2015. Key factors behind these results are discussed below.

•
At December 31, 2016, total loans were $20.1 billion, up $1.3 billion (7%) from December 31, 2015, with growth in both commercial real estate and total consumer loans. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type. Total deposits at December 31, 2016 were $21.9 billion, up $881 million (4%) from December 31, 2015, primarily due to an increase in interest bearing demand deposits.

•
Average earning assets of $26.0 billion in 2016 were $1.5 billion (6%) higher than 2015. Average loans increased $1.4 billion (8%), including an $862 million increase in commercial loans and a $618 million increase in residential mortgage loans.

Average interest-bearing liabilities of $20.1 billion in 2016 were up $792 million (4%) versus 2015. On average, interest-bearing deposits increased $538 million and average noninterest-bearing demand deposits increased by $565 million. Average short and long-term funding increased $254 million, consisting of a $463 million increase in short-term funding, partially offset by a $209 million decrease in long-term funding.

•
The provision for credit losses increased to $70 million in 2016, an increase of $33 million from 2015. See Table 14 for additional information on provision for credit losses. Total nonaccrual loans increased $97 million from December 31, 2015, primarily due to the risk migration of oil and gas related credits. Potential problem loans increased to $351 million, an increase of $49 million (16%) from December 31, 2015. See Table 12 for additional information on nonaccrual loans and the changes in potential problem loans. See also Table 8 for additional information on the oil and gas portfolio. At December 31, 2016, the allowance for loan losses to total loans ratio was 1.39%, covering 101% of nonaccrual loans, compared to 1.47% at December 31, 2015, covering 154% of nonaccrual loans. Net charge offs to average loans increased to 0.33%, compared to a net charge off ratio of 0.16% for 2015.

•
Fully tax-equivalent net interest income was $728 million for 2016, an increase of $31 million from 2015, including favorable volume variances (increasing fully tax-equivalent net interest income by $48 million), partially offset by unfavorable rate variances (decreasing fully tax-equivalent net interest income by $17 million). The net interest margin for 2016 was 2.80%, 4 bp lower than 2.84% in 2015, attributable to a 5 bp decrease in interest rate spread, and a 1 bp increase in contribution from net free funds.

•
Noninterest income was $353 million for 2016, up $24 million (7%) from 2015. Insurance commissions were $81 million, an increase of $5 million (7%) compared to 2015. The increase in insurance commissions was primarily attributable to property and casualty and employee benefit related commissions. Net mortgage banking income was $38 million for 2016, up $6 million (18%) from 2015, primarily due to gains on portfolio loan sales. Net capital market fees of $22 million for 2016 were up $8 million (52%) compared to 2015. This increase was primarily due to higher customer hedging transactions and higher loan syndication activity.

•
Noninterest expense for 2016 was $703 million, up $4 million or 1% from 2015. Personnel expense was $415 million, up $10 million (2%) versus 2015, and was primarily attributable to annual merit increases, higher production increasing sales commissions, and increased severance in 2016. Nonpersonnel noninterest expenses on a combined basis were down $6 million (2%) compared to 2015.

•	Income tax expense for 2016 was $87 million, compared to income tax expense of $81 million for 2015. The effective tax rate was 30.4% for 2016, compared to an effective rate of 30.2% for 2015.
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
Allowance for Loan Losses:  Management’s evaluation process used to determine the appropriateness of the allowance for loan losses is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the appropriateness of the allowance for loan losses, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the allowance for loan losses is appropriate. See Note 1 Summary of Significant Accounting Policies and Note 4 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses section.
Goodwill Impairment Assessment:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment test in May 2017, utilizing a qualitative assessment. See Note 1 Summary of Significant Accounting Policies for the Corporation's accounting policy on goodwill and see Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements for a detailed discussion of the factors considered by management in the qualitative assessment. Based on this assessment, management concluded that the 2017 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2017 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2017, 2016, or 2015.
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
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at December 31, 2017, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $8 million (or 13%) lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million (or 10%) higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $1 million at December 31, 2017. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing right asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated balance sheets. See Note 1 Summary of Significant Accounting Policies and Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements.
Income Taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes and regulations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s deferred tax assets. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated balance sheets. See Note 13 Income Taxes of the notes to consolidated financial statements and section Income Taxes.
Future Accounting Pronouncements
New accounting policies adopted by the Corporation are discussed in Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed in the table below. To the extent the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The FASB issued an amendment to better align a company’s financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also contains targeted improvements to simplify the application of hedge accounting guidance. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities should apply the amendment on a modified retrospective transition method in which the cumulative effect of the change will be recognized within equity in the consolidated balance sheet as of the date of adoption. Early adoption is permitted, including in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.
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

ASU 2017-07 Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The FASB issued an amendment to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, including a requirement that employers disaggregate the service cost component from the other components of net benefit cost. In addition, the amendment provides explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented and prospectively only for the capitalization component. Early adoption is permitted, but should be within the first interim period if interim financial statements are issued.
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
ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business
The FASB issued amendments to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The new standard narrows the definition of a business by adding three principal clarifications if: (1) substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business, (2) the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e,g. dividends or interest) or other revenues, it is not a business. The overall intention is to provide consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

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
		1st Quarter 2018	Upon adoption, the Corporation will have a slight change in presentation, and an immaterial impact to its results of operations or financial position.
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
		1st Quarter 2018	The Corporation has evaluated adoption of the new guidance and determined it will not have a material impact on its results of operations or financial position upon adoption.
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
		1st Quarter 2020	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. A cross-functional team has been established to assess and implement the standard.
ASU 2016-02; ASU 2018-01 Leases (Topic 842)
The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. In January 2018, the FASB issued an amendment to provide entities with the optional practical expedient to not evaluate existing or expired land easements that were previously not accounted for as leases under Topic 840.
		1st Quarter 2019	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. A cross-functional team has been established to assess and implement the standard.

Standard	Description	Date of adoption	Effect on financial statements
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
1st Quarter 2018
Approximately 70% of the Corporation’s revenue comes from net interest income and is explicitly out of scope of the guidance. Other out-of-scope revenue streams excluded approximately 10% of additional revenue. The primary contracts subject to the guidance include service charges and deposit account fees, card-based and loan fees, trust and asset management fees, brokerage commissions and fees, and insurance commissions and fees. The Corporation has concluded the adoption of the accounting standard will not have a material impact on the Corporation's revenue recognition patterns or financial presentation and disclosures. The new standard is largely consistent with the existing guidance and current practices applied by our businesses. We will adopt this guidance using the modified retrospective approach in first quarter of 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In Thousands, Except Share and Per Share Data)
Assets
Cash and due from banks	$483,666	$446,558
Interest-bearing deposits in other financial institutions	199,702	149,175
Federal funds sold and securities purchased under agreements to resell	32,650	46,500
Investment securities held to maturity, at amortized cost	2,282,853	1,273,536
Investment securities available for sale, at fair value	4,043,446	4,680,226
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	165,331	140,001
Residential loans held for sale (a)	85,544	108,010
Commercial loans held for sale	—	12,474
Loans	20,784,991	20,054,716
Allowance for loan losses	(265,880)	(278,335)
Loans, net	20,519,111	19,776,381
Bank and corporate owned life insurance	591,057	585,290
Tax credit investments	147,099	67,860
Trading assets	69,675	52,398
Premises and equipment, net	330,963	330,315
Goodwill	976,239	971,951
Mortgage servicing rights, net	58,384	61,476
Other intangible assets, net	15,580	15,377
Other assets	482,294	421,787
Total assets	$30,483,594	$29,139,315
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,478,416	$5,392,208
Interest-bearing deposits	17,307,546	16,496,240
Total deposits	22,785,962	21,888,448
Federal funds purchased and securities sold under agreements to repurchase	324,815	508,347
Other short-term funding	351,467	583,688
Long-term funding	3,397,450	2,761,795
Trading liabilities	67,660	51,103
Accrued expenses and other liabilities	318,797	254,622
Total liabilities	27,246,151	26,048,003
Stockholders’ equity
Preferred equity	159,929	159,929
Common equity
Common stock	1,618	1,630
Surplus	1,454,188	1,459,498
Retained earnings	1,819,230	1,695,764
Accumulated other comprehensive income (loss)	(62,758)	(54,679)
Treasury stock, at cost	(134,764)	(170,830)
Total common equity	3,077,514	2,931,383
Total stockholders’ equity	3,237,443	3,091,312
Total liabilities and stockholders’ equity	$30,483,594	$29,139,315
Preferred shares issued	165,000	165,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	161,751,975	163,030,209
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	8,908,448	10,909,362

(a)
Effective January 1, 2017, residential loans held for sale are accounted for under the fair value option method of accounting. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 1 to Notes to the Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(In Thousands, Except Per Share Data)
Interest income
Interest and fees on loans	$749,000	$659,538	$615,627
Interest and dividends on investment securities
Taxable	96,909	95,152	100,292
Tax-exempt	32,977	32,049	31,152
Other interest	7,719	4,829	6,591
Total interest income	886,605	791,568	753,662
Interest expense
Interest on deposits	94,025	50,335	33,125
Interest on Federal funds purchased and securities sold under agreements to repurchase	2,527	1,314	943
Interest on other short-term funding	5,677	2,114	465
Interest on long-term funding	43,156	30,532	42,851
Total interest expense	145,385	84,295	77,384
Net interest income	741,220	707,273	676,278
Provision for credit losses	26,000	70,000	37,500
Net interest income after provision for credit losses	715,220	637,273	638,778
Noninterest income
Insurance commissions and fees	81,474	80,795	75,363
Service charges and deposit account fees	64,427	66,609	65,471
Card-based and loan fees	52,688	50,077	47,912
Trust and asset management fees	50,191	46,867	48,840
Brokerage commissions and fees	19,935	16,235	15,378
Mortgage banking, net	19,360	38,121	32,263
Capital markets, net	19,642	22,059	14,558
Bank and corporate owned life insurance	16,250	14,371	9,796
Asset gains (losses), net	(1,244)	(86)	2,540
Investment securities gains (losses), net	434	9,316	8,133
Other	9,523	8,519	9,103
Total noninterest income	332,680	352,883	329,357
Noninterest expense
Personnel	419,778	414,837	404,741
Occupancy	53,842	56,069	60,896
Technology	63,004	57,300	60,613
Equipment	21,201	21,489	23,209
Business development and advertising	28,946	26,351	25,772
Legal and professional	22,509	19,869	17,052
Card issuance and loan costs	11,760	13,641	14,102
Foreclosure / OREO expense, net	4,878	4,844	5,442
FDIC assessment	31,300	34,750	26,000
Other intangible amortization	1,959	2,093	3,094
Other	49,956	51,317	57,426
Total noninterest expense	709,133	702,560	698,347
Income before income taxes	338,767	287,596	269,788
Income tax expense	109,503	87,322	81,487
Net income	229,264	200,274	188,301
Preferred stock dividends	9,347	8,903	7,155
Net income available to common equity	$219,917	$191,371	$181,146
Earnings per common share
Basic	$1.45	$1.27	$1.20
Diluted	$1.42	$1.26	$1.19
Average common shares outstanding
Basic	150,877	148,769	149,350
Diluted	153,647	149,961	150,603
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	($ in Thousands)
Net income	$229,264	$200,274	$188,301
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	(12,302)	(17,900)	(37,873)
Net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	(14,738)	—	17,434
Amortization of net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	(2,665)	(5,887)	(555)
Reclassification adjustment for net gain (loss) realized in net income	—	(9,316)	(8,133)
Income tax (expense) benefit	11,331	12,565	11,074
Other comprehensive income (loss) on investment securities available for sale	(18,374)	(20,538)	(18,053)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(148)	(73)	50
Plan amendments	—	1,759	—
Amortization of actuarial loss (gains)	16,555	(4,026)	(15,636)
Income tax (expense) benefit	(6,112)	815	5,873
Other comprehensive income (loss) on pension and postretirement obligations	10,295	(1,525)	(9,713)
Total other comprehensive income (loss)	(8,079)	(22,063)	(27,766)
Comprehensive income	$221,185	$178,211	$160,535

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, Except Per Share Data)
Balance, December 31, 2014	62	$59,727	166,544	$1,665	$1,484,933	$1,497,818	$(4,850)	$(239,042)	$2,800,251
Comprehensive income
Net income	—	—	—	—	—	188,301	—	—	188,301
Other comprehensive income (loss)	—	—	—	—	—	—	(27,766)	—	(27,766)
Comprehensive income									$160,535
Common stock issued
Stock-based compensation plans, net	—	—	—	—	3,316	(22,538)	—	39,276	20,054
Acquisition of Ahmann & Martin Co.	—	—	2,621	26	43,504	—	—	—	43,530
Purchase of common stock returned to authorized but unissued	—	—	(4,965)	(49)	(92,951)	—	—	—	(93,000)
Purchase of treasury stock	—	—	—	—	—	—	—	(5,154)	(5,154)
Cash dividends
Common stock, $0.41 per share	—	—	—	—	—	(62,400)	—	—	(62,400)
Preferred stock	—	—	—	—	—	(7,155)	—	—	(7,155)
Issuance of preferred stock	65	62,966	—	—	—	—	—	—	62,966
Purchase of preferred stock	(2)	(1,209)	—	—	—	(126)	—	—	(1,335)
Other	—	(105)	—	—	—	(661)	—	—	(766)
Stock-based compensation expense, net	—	—	—	—	18,202	—	—	—	18,202
Tax impact of stock-based compensation	—	—	—	—	1,518	—	—	—	1,518
Balance, December 31, 2015	125	$121,379	164,200	$1,642	$1,458,522	$1,593,239	$(32,616)	$(204,920)	$2,937,246
Comprehensive income
Net income	—	—	—	—	—	200,274	—	—	200,274
Other comprehensive income (loss)	—	—	—	—	—	—	(22,063)	—	(22,063)
Comprehensive income									$178,211
Common stock issued
Stock-based compensation plans, net	—	—	—	—	1,940	(19,356)	—	39,164	21,748
Purchase of common stock returned to authorized but unissued	—	—	(1,170)	(12)	(19,995)	—	—	—	(20,007)
Purchase of treasury stock	—	—	—	—	—	—	—	(5,074)	(5,074)
Cash dividends
Common stock, $0.45 per share	—	—	—	—	—	(67,855)	—	—	(67,855)
Preferred stock	—	—	—	—	—	(8,903)	—	—	(8,903)
Issuance of preferred stock	100	97,066	—	—	—	—	—	—	97,066
Redemption of preferred stock	(60)	(57,338)	—	—	—	(1,565)	—	—	(58,903)
Purchase of preferred stock	—	(1,178)	—	—	—	(70)	—	—	(1,248)
Stock-based compensation expense, net	—	—	—	—	21,971	—	—	—	21,971
Tax impact of stock-based compensation	—	—	—	—	(2,940)	—	—	—	(2,940)
Balance, December 31, 2016	165	$159,929	163,030	$1,630	$1,459,498	$1,695,764	$(54,679)	$(170,830)	$3,091,312
Comprehensive income
Net income	—	—	—	—	—	229,264	—	—	229,264
Other comprehensive income (loss)	—	—	—	—	—	—	(8,079)	—	(8,079)
Comprehensive income									$221,185
Common stock issued
Stock-based compensation plans, net	—	—	—	—	2,297	(20,034)	—	45,356	27,619
Acquisition of Whitnell & Co.	—	—	291	3	7,148	—	—	—	7,151
Purchase of common stock returned to authorized but unissued	—	—	(1,569)	(15)	(37,016)	—	—	—	(37,031)
Purchase of treasury stock	—	—	—	—	—	—	—	(9,290)	(9,290)
Cash dividends
Common stock, $0.50 per share	—	—	—	—	—	(76,417)	—	—	(76,417)
Preferred stock	—	—	—	—	—	(9,347)	—	—	(9,347)
Stock-based compensation expense, net	—	—	—	—	21,227	—	—	—	21,227
Tax impact of stock-based compensation	—	—	—	—	1,034	—	—	—	1,034
Balance, December 31, 2017	165	$159,929	161,752	$1,618	$1,454,188	$1,819,230	$(62,758)	$(134,764)	$3,237,443
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities	($ in Thousands)
Net income	$229,264	$200,274	$188,301
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26,000	70,000	37,500
Depreciation and amortization	46,967	45,434	47,168
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	175	(200)	(425)
Amortization of mortgage servicing rights	10,084	12,327	11,601
Amortization of other intangible assets	1,959	2,093	3,094
Amortization and accretion on earning assets, funding, and other, net	37,476	46,615	39,806
Net amortization of tax credit investments	19,834	5,272	3,100
Deferred income taxes	21,402	10,656	(3,522)
Gain on sales of investment securities, net	(434)	(9,316)	(8,133)
Asset (gains) losses, net	1,244	86	(2,540)
Gain on mortgage banking activities, net	(3,516)	(27,060)	(20,258)
Mortgage loans originated and acquired for sale	(715,357)	(1,271,124)	(1,228,106)
Proceeds from sales of mortgage loans held for sale	819,950	1,542,660	1,241,012
Pension contributions	(6,242)	—	—
(Increase) decrease in interest receivable	(9,476)	(7,836)	395
Increase (decrease) in interest payable	6,535	(4,642)	3,898
Net change in other assets and other liabilities	(27,497)	26,144	(11,685)
Net cash provided by operating activities	458,368	641,383	301,206
Cash Flows from Investing Activities
Net increase in loans	(861,934)	(1,682,579)	(1,136,793)
Purchases of
Available for sale securities	(1,137,191)	(1,304,921)	(2,859,793)
Held to maturity securities	(234,379)	(195,442)	(250,767)
Federal Home Loan Bank and Federal Reserve Bank stocks	(262,986)	(92,761)	(35,647)
Premises, equipment, and software, net of disposals	(47,369)	(103,881)	(54,636)
Proceeds from
Sales of available for sale securities	18,467	549,555	1,601,947
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	237,656	100,000	77,514
Prepayments, calls, and maturities of available for sale securities	713,486	997,701	1,099,625
Prepayments, calls, and maturities of held to maturity securities	210,753	75,796	17,013
Prepayments, calls and maturities of other assets	20,070	27,692	21,236
Net change in tax credit investments	(53,770)	(23,498)	(14,649)
Net cash (paid) received in acquisition	339	(685)	1,132
Net cash used in investing activities	(1,396,858)	(1,653,023)	(1,533,818)
Cash Flows from Financing Activities
Net increase in deposits	897,514	880,783	2,244,161
Net increase (decrease) in short-term funding	(415,753)	257,619	(233,872)
Repayment of long-term funding	(115,020)	(1,180,038)	(1,500,035)
Proceeds from issuance of long-term funding	750,000	1,265,000	250,000
Proceeds from issuance of common stock for stock-based compensation plans	27,619	21,748	20,054
Proceeds from issuance of preferred stock	—	97,066	62,966
Redemption of preferred stock	—	(58,903)	—
Purchase of preferred stock	—	(1,248)	(1,335)
Purchase of common stock returned to authorized but unissued	(37,031)	(20,007)	(93,000)
Purchase of treasury stock for tax withholding	(9,290)	(5,074)	(5,154)
Cash dividends on common stock	(76,417)	(67,855)	(62,400)
Cash dividends on preferred stock	(9,347)	(8,903)	(7,155)
Net cash provided by financing activities	1,012,275	1,180,188	674,230
Net increase (decrease) in cash and cash equivalents	73,785	168,548	(558,382)
Cash and cash equivalents at beginning of period	642,233	473,685	1,032,067
Cash and cash equivalents at end of period	$716,018	$642,233	$473,685
Supplemental disclosures of cash flow information
Cash paid for interest	$138,174	$88,269	$73,054
Cash paid for income and franchise taxes	81,450	75,558	84,407
Loans and bank premises transferred to other real estate owned	11,505	9,752	10,988
Capitalized mortgage servicing rights	7,167	12,262	12,372
Loans transferred into held for sale from portfolio, net	71,954	256,194	—
Acquisition
Fair value of assets acquired, including cash and cash equivalents	647	522	4,590
Fair value ascribed to goodwill and intangible assets	6,450	4,119	51,791
Fair value of liabilities assumed	54	1,423	12,851
Common stock issued in acquisition	7,151	—	43,530

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017, 2016, and 2015
Note 1 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to general practice within the financial services industry. The following is a description of the more significant of those policies.
Business
Associated Banc-Corp (individually referred to herein as the "Parent Company" and together with all of its subsidiaries and affiliates, collectively referred to herein as the "Corporation") is a bank holding company headquartered in Wisconsin. The Corporation provides a full range of banking and related financial services to consumer and commercial customers through its network of bank and nonbank subsidiaries. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state agencies and is subject to periodic examinations by those agencies.
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
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on an accelerated basis to expense over their weighted average life (a weighted average life of 11 years for 2017 and 12 years for 2016). The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
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
It is the Corporation’s policy to provide for uncertainty in income taxes as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2017 and 2016, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit was established or is required to pay amounts in excess of the liability established, the Corporation’s effective tax rate in a given financial statement period may be impacted. See Note 13 for additional information on income taxes.
Derivative and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For a derivative designated as a cash flow hedge, the effective portions of changes in the fair value of a derivative instrument are recorded in other comprehensive income and the ineffective portions of changes in the fair value of a derivative instrument are recognized in current period earnings as an adjustment to the related income statement account. Amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. For a derivative designated as a free-standing derivative instrument, changes in fair value are reported in current period earnings. At December 31, 2017 and 2016, the Corporation only had free-standing derivative instruments to facilitate customer borrowing activity. These free-standing derivative instruments included: interest rate risk management, commodity hedging, and foreign currency exchange solutions. See Note 14 for additional information on derivative and hedging activities.
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

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell.
Earnings Per Common Share
Earnings per common share are calculated utilizing the two-class method. Basic earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock awards) and common stock warrants. See Note 20 for additional information on earnings per common share.
Accounting Policy Election
Effective January 1, 2017, residential mortgage loans that are classified as held for sale are accounted using the fair value option method of accounting. Management has elected the fair value option to mitigate accounting mismatches between held for sale loan valuations and corresponding derivative commitments. Prior to January 1, 2017, residential mortgage loans that were classified as held for sale were accounted for at the lower of cost or market method of accounting.
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
ASU 2017-03 Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323)
The FASB issues amendments to require, for ASUs that have not been adopted yet, registrants to determine the potential effects (if material) of those ASUs on their financial statements when adopted and include the appropriate disclosures in the financial statements. If the impact of adoption is unknown or cannot be estimated, a registrant should include a statement noting this and consider adding qualitative disclosures to the financial statements to assist the reader in evaluating the impact of the ASUs, when adopted, on the financial statements.
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

Note 2 Acquisitions
On October 2, 2017, the Corporation completed its previously announced acquisition of Whitnell & Co., a wealth management family office services firm based in Oak Brook, IL. The Corporation recorded goodwill of $4 million and other intangibles of $2 million related to the Whitnell & Co. acquisition.
During the first quarter of 2017, the Corporation completed a small insurance acquisition to complement its existing insurance and benefits related products and services provided by Associated Benefits and Risk Consulting. The Corporation recorded goodwill of $55,000 and other intangibles of $162,000 related to the insurance acquisition.
See Note 5 for additional information on goodwill and other intangible assets
On February 1, 2018, the Corporation acquired Bank Mutual Corporation ("Bank Mutual") pursuant to an Agreement and Plan of Merger, dated as of July 20, 2017 (the "Merger Agreement") under which Bank Mutual merged with and into the Corporation. Under the terms of the Merger Agreement, Bank Mutual’s shareholders received 0.422 shares of the Corporation's common stock for each share of Bank Mutual’s common stock. The Corporation expects to issue approximately 19.6 million shares for a total deal value of approximately $485 million based on the closing sale price of a share of Associated common stock on January 31, 2018. We expect to merge Bank Mutual's banking subsidiary into Associated Bank in late June or July 2018.
See Note 23 for additional information on recent developments related to the Bank Mutual acquisition.

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

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	$1,003	$—	$(7)	$996
Residential mortgage-related securities
FNMA / FHLMC	457,680	9,722	(2,634)	464,768
GNMA	1,944,453	275	(31,378)	1,913,350
Private-label	1,067	—	(8)	1,059
GNMA commercial mortgage-related securities	1,547,173	5	(33,901)	1,513,277
FFELP asset backed securities	144,322	867	(13)	145,176
Other securities (debt and equity)	4,719	127	(26)	4,820
Total investment securities available for sale	$4,100,417	$10,996	$(67,967)	$4,043,446
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,281,320	$13,899	$(3,177)	$1,292,042
Residential mortgage-related securities
FNMA / FHLMC	40,995	398	(489)	40,904
GNMA	414,440	2,700	(6,400)	410,740
GNMA commercial mortgage-related securities	546,098	9,546	(15,756)	539,888
Total investment securities held to maturity	$2,282,853	$26,543	$(25,822)	$2,283,574

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	$1,000	$—	$—	$1,000
Residential mortgage-related securities:
FNMA / FHLMC	625,234	17,298	(2,602)	639,930
GNMA	2,028,301	1,372	(25,198)	2,004,475
Private-label	1,134	1	(14)	1,121
GNMA commercial mortgage-related securities	2,064,508	356	(35,966)	2,028,898
Other securities (debt and equity)	4,718	105	(21)	4,802
Total investment securities available for sale	$4,724,895	$19,132	$(63,801)	$4,680,226
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,145,843	$3,868	$(12,036)	$1,137,675
Residential mortgage-related securities
FNMA / FHLMC	37,697	439	(693)	37,443
GNMA	89,996	216	(656)	89,556
Total investment securities held to maturity	$1,273,536	$4,523	$(13,385)	$1,264,674

The expected maturities of investment securities available for sale and held to maturity at December 31, 2017, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$1,001	$1,001	$50,089	$44,781
Due after one year through five years	4,703	4,669	226,053	229,939
Due after five years through ten years	—	—	322,413	324,380
Due after ten years	—	—	682,765	692,942
Total debt securities	5,704	5,670	1,281,320	1,292,042
Residential mortgage-related securities
FNMA / FHLMC	457,680	464,768	40,995	40,904
GNMA	1,944,453	1,913,350	414,440	410,740
Private-label	1,067	1,059	—	—
GNMA commercial mortgage-related securities	1,547,173	1,513,277	546,098	539,888
FFELP asset backed securities	144,322	145,176	—	—
Equity securities	18	146	—	—
Total investment securities	$4,100,417	$4,043,446	$2,282,853	$2,283,574
Ratio of Fair Value to Amortized Cost		98.6%		100.0%

During the year ended December 31, 2017, the Corporation reclassified GNMA residential mortgage-related securities and GNMA commercial mortgage-related securities from available for sale to held to maturity with an amortized cost of approximately $1 billion. The GNMA residential and commercial mortgage-related securities are principally securities with a CRA component in the underlying collateral. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity.
Total proceeds and gross realized gains and losses from sales of investment securities for each of the three years ended December 31 were as follows. There were no other-than-temporary impairment write-downs on investment securities for 2017, 2016, or 2015.

	2017	2016	2015
	($ in Thousands)
Gross gains on available for sale securities	$—	$9,485	$12,270
Gross gains on held to maturity securities	439	33	—
Total gains	439	9,518	12,270
Gross losses on available for sale securities	—	(202)	(4,137)
Gross losses on held to maturity securities	(5)	—	—
Total losses	(5)	(202)	(4,137)
Investment securities gains, net	$434	$9,316	$8,133
Proceeds from sales of investment securities	$18,467	$549,555	$1,601,947

During 2017, the Corporation sold approximately $18 million of municipal securities classified as held to maturity due to significant credit concerns and negative actions taken by credit rating agencies, primarily as a result of budgetary pressures in the State of Illinois and State of Connecticut. These sales resulted in a net gain of approximately $434,000.
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
Securities with a carrying value of approximately $3.1 billion and $1.8 billion at December 31, 2017, and December 31, 2016, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2017.

	Less than 12 months			12 months or more			Total
December 31, 2017	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	1	$(7)	$996	—	$—	$—	$(7)	$996
Residential mortgage-related securities
FNMA / FHLMC	9	(572)	69,939	9	(2,062)	142,093	(2,634)	212,032
GNMA	44	(8,927)	1,028,221	25	(22,451)	737,198	(31,378)	1,765,419
Private-label	—	—	—	1	(8)	1,059	(8)	1,059
GNMA commercial mortgage-related securities	33	(5,554)	480,514	70	(28,347)	1,026,642	(33,901)	1,507,156
FFELP asset backed securities	1	(13)	12,158	—	—	—	(13)	12,158
Other securities (debt and equity)	4	(26)	1,675	—	—	—	(26)	1,675
Total	92	$(15,099)	$1,593,503	105	$(52,868)	$1,906,992	$(67,967)	$3,500,495
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	157	$(746)	$122,761	132	$(2,431)	$127,043	$(3,177)	$249,804
Residential mortgage-related securities
FNMA / FHLMC	8	(73)	13,143	10	(417)	16,262	(490)	29,405
GNMA	35	(3,373)	268,388	18	(3,026)	120,892	(6,399)	389,280
GNMA commercial mortgage-related securities	2	(299)	52,997	23	(15,457)	486,891	(15,756)	539,888
Total	202	$(4,491)	$457,289	183	$(21,331)	$751,088	$(25,822)	$1,208,377

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at December 31, 2017, represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at December 31, 2017 for mortgage-related securities is due to the increase in overall interest rates. The U.S. Treasury 3-year and 5-year rates increased by 51 bp and 27 bp, respectively, from December 31, 2016. The Corporation currently does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At December 31, 2017, and 2016, the Corporation had FHLB stock of $89 million and $65 million, respectively. The Corporation had Federal Reserve Bank stock of $76 million and $75 million at December 31, 2017 and 2016, respectively.

Note 4 Loans
Loans at December 31 are summarized below.

	2017	2016
	($ in Thousands)
Commercial and industrial	$6,399,693	$6,489,014
Commercial real estate - owner occupied	802,209	897,724
Commercial and business lending	7,201,902	7,386,738
Commercial real estate - investor	3,315,254	3,574,732
Real estate construction	1,451,684	1,432,497
Commercial real estate lending	4,766,938	5,007,229
Total commercial	11,968,840	12,393,967
Residential mortgage	7,546,534	6,332,327
Home equity	883,804	934,443
Other consumer	385,813	393,979
Total consumer	8,816,151	7,660,749
Total loans	$20,784,991	$20,054,716

The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below.

	2017	2016
	($ in Thousands)
Balance at beginning of year	$27,589	$36,597
New loans	5,329	10,677
Repayments	(7,632)	(11,089)
Change due to status of executive officers and directors	(5,026)	(8,596)
Balance at end of year	$20,260	$27,589

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2017.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$6,015,884	$157,245	$113,778	$112,786	$6,399,693
Commercial real estate - owner occupied	723,291	14,181	41,997	22,740	802,209
Commercial and business lending	6,739,175	171,426	155,775	135,526	7,201,902
Commercial real estate - investor	3,266,389	24,845	19,291	4,729	3,315,254
Real estate construction	1,421,504	29,206	—	974	1,451,684
Commercial real estate lending	4,687,893	54,051	19,291	5,703	4,766,938
Total commercial	11,427,068	225,477	175,066	141,229	11,968,840
Residential mortgage	7,490,860	426	1,616	53,632	7,546,534
Home equity	868,958	1,137	195	13,514	883,804
Other consumer	384,990	652	—	171	385,813
Total consumer	8,744,808	2,215	1,811	67,317	8,816,151
Total loans	$20,171,876	$227,692	$176,877	$208,546	$20,784,991

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2016.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$5,937,119	$141,328	$227,196	$183,371	$6,489,014
Commercial real estate - owner occupied	805,871	17,785	64,524	9,544	897,724
Commercial and business lending	6,742,990	159,113	291,720	192,915	7,386,738
Commercial real estate - investor	3,491,217	14,236	51,228	18,051	3,574,732
Real estate construction	1,429,083	105	2,465	844	1,432,497
Commercial real estate lending	4,920,300	14,341	53,693	18,895	5,007,229
Total commercial	11,663,290	173,454	345,413	211,810	12,393,967
Residential mortgage	6,275,162	1,314	5,615	50,236	6,332,327
Home equity	919,740	1,588	114	13,001	934,443
Other consumer	393,161	562	—	256	393,979
Total consumer	7,588,063	3,464	5,729	63,493	7,660,749
Total loans	$19,251,353	$176,918	$351,142	$275,303	$20,054,716

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, an appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies. See Note 1 for the Corporation's accounting policy for loans.
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

The following table presents loans by past due status at December 31, 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,286,369	$170	$101	$267	$112,786	$6,399,693
Commercial real estate - owner occupied	779,421	48	—	—	22,740	802,209
Commercial and business lending	7,065,790	218	101	267	135,526	7,201,902
Commercial real estate - investor	3,310,000	374	—	151	4,729	3,315,254
Real estate construction	1,450,459	168	83	—	974	1,451,684
Commercial real estate lending	4,760,459	542	83	151	5,703	4,766,938
Total commercial	11,826,249	760	184	418	141,229	11,968,840
Residential mortgage	7,483,350	9,186	366	—	53,632	7,546,534
Home equity	863,465	5,688	1,137	—	13,514	883,804
Other consumer	382,186	1,227	780	1,449	171	385,813
Total consumer	8,729,001	16,101	2,283	1,449	67,317	8,816,151
Total loans	$20,555,250	$16,861	$2,467	$1,867	$208,546	$20,784,991

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2017 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $135 million or 65% were current with respect to payment at December 31, 2017.

The following table presents loans by past due status at December 31, 2016.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due (a)	Nonaccrual (b)	Total
	($ in Thousands)
Commercial and industrial	$6,303,994	$965	$448	$236	$183,371	$6,489,014
Commercial real estate - owner occupied	886,796	968	416	—	9,544	897,724
Commercial and business lending	7,190,790	1,933	864	236	192,915	7,386,738
Commercial real estate - investor	3,555,750	431	500	—	18,051	3,574,732
Real estate construction	1,431,284	264	105	—	844	1,432,497
Commercial real estate lending	4,987,034	695	605	—	18,895	5,007,229
Total commercial	12,177,824	2,628	1,469	236	211,810	12,393,967
Residential mortgage	6,273,949	7,298	844	—	50,236	6,332,327
Home equity	915,593	4,265	1,584	—	13,001	934,443
Other consumer	389,157	2,471	718	1,377	256	393,979
Total consumer	7,578,699	14,034	3,146	1,377	63,493	7,660,749
Total loans	$19,756,523	$16,662	$4,615	$1,613	$275,303	$20,054,716

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2016 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $224 million or 81% were current with respect to payment at December 31, 2016.

The following table presents impaired loans individually evaluated under ASC Topic 310 at December 31, 2017.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$81,649	$83,579	$10,838	$58,494	$2,629
Commercial real estate - owner occupied	23,796	23,937	2,973	12,124	736
Commercial and business lending	105,445	107,516	13,811	70,618	3,365
Commercial real estate - investor	17,823	17,862	1,597	16,924	1,694
Real estate construction	467	578	86	484	29
Commercial real estate lending	18,290	18,440	1,683	17,408	1,723
Total commercial	123,735	125,956	15,494	88,026	5,088
Residential mortgage	40,561	42,922	6,512	40,411	1,614
Home equity	10,250	10,986	3,718	10,521	549
Other consumer	1,135	1,138	122	1,140	3
Total consumer	51,946	55,046	10,352	52,072	2,166
Total loans	$175,681	$181,002	$25,846	$140,098	$7,254
Loans with no related allowance
Commercial and industrial	$60,595	$82,839	$—	$89,275	$492
Commercial real estate - owner occupied	2,438	2,829	—	1,948	36
Commercial and business lending	63,033	85,668	—	91,223	528
Commercial real estate - investor	1,295	1,295	—	—	45
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,295	1,295	—	—	45
Total commercial	64,328	86,963	—	91,223	573
Residential mortgage	6,925	7,204	—	4,999	217
Home equity	641	645	—	540	7
Other consumer	—	—	—	—	—
Total consumer	7,566	7,849	—	5,539	224
Total loans	$71,894	$94,812	$—	$96,762	$797
Total
Commercial and industrial	$142,244	$166,418	$10,838	$147,769	$3,121
Commercial real estate - owner occupied	26,234	26,766	2,973	14,072	772
Commercial and business lending	168,478	193,184	13,811	161,841	3,893
Commercial real estate - investor	19,118	19,157	1,597	16,924	1,739
Real estate construction	467	578	86	484	29
Commercial real estate lending	19,585	19,735	1,683	17,408	1,768
Total commercial	188,063	212,919	15,494	179,249	5,661
Residential mortgage	47,486	50,126	6,512	45,410	1,831
Home equity	10,891	11,631	3,718	11,061	556
Other consumer	1,135	1,138	122	1,140	3
Total consumer	59,512	62,895	10,352	57,611	2,390
Total loans (a)	$247,575	$275,814	$25,846	$236,860	$8,051

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 80% of the unpaid principal balance at December 31, 2017.

The following table presents impaired loans individually evaluated under ASC Topic 310 at December 31, 2016.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$99,786	$105,175	$21,047	$104,808	$2,345
Commercial real estate - owner occupied	5,544	5,568	23	5,840	263
Commercial and business lending	105,330	110,743	21,070	110,648	2,608
Commercial real estate - investor	26,764	27,031	3,410	30,665	2,120
Real estate construction	509	648	84	529	31
Commercial real estate lending	27,273	27,679	3,494	31,194	2,151
Total commercial	132,603	138,422	24,564	141,842	4,759
Residential mortgage	37,902	39,979	6,438	38,608	1,551
Home equity	11,070	11,909	3,943	11,420	627
Other consumer	1,012	1,023	109	1,021	2
Total consumer	49,984	52,911	10,490	51,049	2,180
Total loans	$182,587	$191,333	$35,054	$192,891	$6,939
Loans with no related allowance
Commercial and industrial	$113,485	$134,863	$—	$117,980	$1,519
Commercial real estate - owner occupied	8,439	9,266	—	8,759	138
Commercial and business lending	121,924	144,129	—	126,739	1,657
Commercial real estate - investor	6,144	6,478	—	7,092	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	6,144	6,478	—	7,092	—
Total commercial	128,068	150,607	—	133,831	1,657
Residential mortgage	5,974	6,998	—	6,610	184
Home equity	106	107	—	107	4
Other consumer	—	—	—	—	—
Total consumer	6,080	7,105	—	6,717	188
Total loans	$134,148	$157,712	$—	$140,548	$1,845
Total
Commercial and industrial	$213,271	$240,038	$21,047	$222,788	$3,864
Commercial real estate - owner occupied	13,983	14,834	23	14,599	401
Commercial and business lending	227,254	254,872	21,070	237,387	4,265
Commercial real estate - investor	32,908	33,509	3,410	37,757	2,120
Real estate construction	509	648	84	529	31
Commercial real estate lending	33,417	34,157	3,494	38,286	2,151
Total commercial	260,671	289,029	24,564	275,673	6,416
Residential mortgage	43,876	46,977	6,438	45,218	1,735
Home equity	11,176	12,016	3,943	11,527	631
Other consumer	1,012	1,023	109	1,021	2
Total consumer	56,064	60,016	10,490	57,766	2,368
Total loans (a)	$316,735	$349,045	$35,054	$333,439	$8,784

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 81% of the unpaid principal balance at December 31, 2016.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 for the Corporation's accounting policy for troubled debt restructurings. The Corporation had a recorded investment of approximately $9 million in loans modified in troubled debt restructurings for the year ended December 31, 2017, of which approximately $6 million were in accrual status and $3 million were in nonaccrual pending a sustained period of repayment. As of December 31, 2017 there was approximately $9 million of commitments to lend additional funds to borrowers with restructured loans. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	December 31, 2017		December 31, 2016		December 31, 2015
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$30,047	$1,776	$31,884	$1,276	$29,293	$1,714
Commercial real estate - owner occupied	3,989	—	5,490	2,220	7,877	2,703
Commercial real estate - investor	14,389	—	15,289	924	21,915	3,936
Real estate construction	310	157	359	150	510	177
Residential mortgage	17,068	18,991	18,100	21,906	19,870	24,592
Home equity	7,705	2,537	7,756	2,877	7,069	4,522
Other consumer	1,110	25	979	32	829	40
Total restructured loans	$74,618	$23,486	$79,857	$29,385	$87,363	$37,684

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2017, 2016 and 2015, respectively, and the recorded investment and unpaid principal balance as of December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	8	$3,991	$6,339	8	$1,509	$1,526	12	$2,219	$2,900
Commercial real estate - owner occupied	2	690	690	1	116	122	5	3,694	3,901
Commercial real estate - investor	—	—	—	—	—	—	5	21,573	21,640
Real estate construction	—	—	—	1	65	91	4	78	79
Residential mortgage	45	4,238	4,364	63	5,535	5,792	97	10,464	10,996
Home equity	22	507	507	57	2,030	2,084	88	3,103	3,249
Other consumer	—	—	—	1	15	16	—	—	—
Total	77	$9,426	$11,900	131	$9,270	$9,631	211	$41,131	$42,765

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2017, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the year ended December 31, 2017.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the year ended December 31, 2017, 2016 and 2015, respectively, as well as the recorded investment in these restructured loans as of December 31, 2017, 2016 and 2015, respectively.

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	2	$—	—	$—	2	$197
Residential mortgage	36	3,137	44	4,102	61	6,815
Home equity	27	735	23	457	28	1,220
Other consumer	1	7	1	15	—	—
Total	66	$3,879	68	$4,574	91	$8,232

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
A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2017, was as follows.

	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
	($ in Thousands)
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Charge offs	(44,533)	(344)	(991)	(604)	(2,611)	(2,724)	(4,439)	(56,246)
Recoveries	11,465	173	242	74	927	3,194	716	16,791
Net charge offs	(33,068)	(171)	(749)	(530)	(1,684)	470	(3,723)	(39,455)
Provision for loan losses	16,010	(3,511)	(3,477)	7,968	4,245	1,292	4,473	27,000
December 31, 2017	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Allowance for loan losses
Individually evaluated for impairment	$10,838	$2,973	$1,597	$86	$6,512	$3,718	$122	$25,846
Collectively evaluated for impairment	112,230	7,379	39,462	34,284	23,095	18,408	5,176	240,034
Total allowance for loan losses	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Loans
Individually evaluated for impairment	$142,244	$26,234	$19,118	$467	$47,486	$10,891	$1,135	$247,575
Collectively evaluated for impairment	6,257,449	775,975	3,296,136	1,451,217	7,499,048	872,913	384,678	20,537,416
Total loans	$6,399,693	$802,209	$3,315,254	$1,451,684	$7,546,534	$883,804	$385,813	$20,784,991

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2016, was as follows.

	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
	($ in Thousands)
December 31, 2015	$129,959	$18,680	$43,018	$25,266	$28,261	$23,555	$5,525	$274,264
Charge offs	(71,016)	(512)	(1,504)	(558)	(4,332)	(4,686)	(3,831)	(86,439)
Recoveries	14,543	74	1,624	203	755	3,491	820	21,510
Net charge offs	(56,473)	(438)	120	(355)	(3,577)	(1,195)	(3,011)	(64,929)
Provision for loan losses	66,640	(4,208)	2,147	2,021	2,362	(1,996)	2,034	69,000
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Allowance for loan losses
Individually evaluated for impairment	$21,047	$23	$3,410	$84	$6,438	$3,943	$109	$35,054
Collectively evaluated for impairment	119,079	14,011	41,875	26,848	20,608	16,421	4,439	243,281
Total allowance for loan losses	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Loans
Individually evaluated for impairment	$213,271	$13,983	$32,908	$509	$43,876	$11,176	$1,012	$316,735
Collectively evaluated for impairment	6,275,743	883,741	3,541,824	1,431,988	6,288,451	923,267	392,967	19,737,981
Total loans	$6,489,014	$897,724	$3,574,732	$1,432,497	$6,332,327	$934,443	$393,979	$20,054,716

The allowance related to the oil and gas portfolio was $27 million at December 31, 2017 and represented 4.5% of total oil and gas loans.

	Year Ended December 31, 2017	Year Ended December 31, 2016
	($ in Millions)
Balance at beginning of period	$38	$42
Charge offs	(25)	(59)
Recoveries	—	—
Net Charge offs	(25)	(59)
Provision for loan losses	14	55
Balance at end of period	$27	$38
Allowance for loan losses
Individually evaluated for impairment	$5	$14
Collectively evaluated for impairment	22	24
Total allowance for loan losses	$27	$38
Loans
Individually evaluated for impairment	$77	$147
Collectively evaluated for impairment	523	521
Total loans	$600	$668

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

	Years Ended December 31,
	2017	2016	2015
	($ in Thousands)
Allowance for Unfunded Commitments
Balance at beginning of period	$25,400	$24,400	$24,900
Provision for unfunded commitments	(1,000)	1,000	(500)
Balance at end of period	$24,400	$25,400	$24,400

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
The Corporation conducted its most recent annual impairment testing in May 2017, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the increases in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2017 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2017 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2017, 2016, or 2015.
At December 31, 2017, the Corporation had goodwill of $976 million, compared to $972 million at December 31, 2016 including goodwill of $428 million assigned to the Corporate and Commercial Specialty segment and the remaining assigned to the Community, Consumer and Business segment. There was an addition to the carrying amount of goodwill of approximately $55,000 as a result of a small insurance acquisition during the first quarter of 2017, along with an addition of approximately $4 million in fourth quarter 2017 from the Whitnell acquisition. See Note 2 for additional information on the Corporation's acquisitions.
Other Intangible Assets:  The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. During the first and fourth quarter of 2017, the Corporation added approximately$162,000 and $2 million of other intangibles, respectively, relating to customer relationships associated with one small insurance acquisition in first quarter 2017, and the Whitnell acquisition in fourth quarter 2017. See Note 2 for additional information on the Corporation's acquisitions. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	2017	2016	2015
	($ in Thousands)
Core deposit intangibles
Gross carrying amount	$4,385	$4,385	$19,545
Accumulated amortization	(4,385)	(4,273)	(19,152)
Net book value	$—	$112	$393
Amortization during the year	$112	$281	$1,404
Other intangibles
Gross carrying amount	$34,572	$32,410	$31,398
Accumulated amortization	(18,992)	(17,145)	(15,333)
Net book value	$15,580	$15,265	$16,065
Additions during the period	$2,162	$1,012	$12,115
Amortization during the year	$1,847	$1,812	$1,690

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	2017	2016	2015
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$62,085	$62,150	$61,379
Additions	7,167	12,262	12,372
Amortization	(10,084)	(12,327)	(11,601)
Mortgage servicing rights at end of year	$59,168	$62,085	$62,150
Valuation allowance at beginning of year	(609)	(809)	(1,234)
(Additions) recoveries, net	(175)	200	425
Valuation allowance at end of year	(784)	(609)	(809)
Mortgage servicing rights, net	$58,384	$61,476	$61,341
Fair value of mortgage servicing rights	$64,387	$73,149	$70,686
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,646,846	$7,974,742	$7,915,224
Mortgage servicing rights, net to servicing portfolio	0.76%	0.77%	0.77%
Mortgage servicing rights expense (a)	$10,259	$12,127	$11,176

(a)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2017. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2018	$1,971	$9,590
2019	1,672	8,051
2020	1,555	6,747
2021	1,531	5,670
2022	1,508	4,783
Beyond 2022	7,343	24,327
Total Estimated Amortization Expense	$15,580	$59,168

Note 6 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31 was as follows.

		2017			2016
($ in Thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$59,257	$—	$59,257	$57,471
Land improvements	3 – 15 years	13,115	6,802	6,313	6,643
Buildings and improvements	5 – 39 years	341,947	143,516	198,431	202,152
Computers	3 – 5 years	42,604	31,526	11,078	9,051
Furniture, fixtures and other equipment	3 – 15 years	161,699	119,650	42,049	42,549
Leasehold improvements	3 – 15 years	34,701	20,866	13,835	12,449
Total premises and equipment		$653,323	$322,360	$330,963	$330,315

Depreciation and amortization of premises and equipment totaled $32 million in 2017, $32 million in 2016, and $33 million in 2015.
The Corporation conducts a portion of its business through certain facilities and equipment under noncancelable operating leases. The Corporation also leases a subdivision of some of its facilities and receives rental income from such lease agreements. The approximate minimum annual rental payments and rental receipts under noncancelable agreements and leases with remaining terms in excess of one year are as follows.

($ in Thousands)	Payments	Receipts
2018	$9,815	$3,783
2019	9,686	4,415
2020	8,886	1,996
2021	8,085	1,676
2022	5,796	724
Thereafter	22,447	774
Total	$64,715	$13,368

Total rental expense under leases, net of lease income, totaled $6 million in 2017, $8 million in 2016, and $13 million in 2015, respectively. The reduction of rental expense was mainly driven by leasing income generated by the Milwaukee Center (purchased April 2016) of $5 million in 2017 and $4 million in 2016, respectively.

Note 7 Deposits
The distribution of deposits at December 31 was as follows.

	2017	2016
	($ in Thousands)
Noninterest-bearing demand	$5,478,416	$5,392,208
Savings	1,524,992	1,431,494
Interest-bearing demand	4,603,157	4,687,656
Money market	8,830,328	8,770,963
Brokered CDs	18,609	52,725
Other time	2,330,460	1,553,402
Total deposits	$22,785,962	$21,888,448

Time deposits of $100,000 or more were $1.4 billion and $571 million at December 31, 2017 and 2016, respectively. Time deposits of $250,000 or more were $1.1 billion and $235 million at December 31, 2017 and 2016, respectively.
Aggregate annual maturities of all time deposits at December 31, 2017, are as follows.

Maturities During Year Ending December 31,	($ in Thousands)
2018	$1,708,582
2019	298,774
2020	198,206
2021	84,306
2022	57,618
Thereafter	1,583
Total	$2,349,069

Note 8 Short-Term Funding
The components of short-term funding (funding with original contractual maturities of one year or less) at December 31 were as follows.

	2017	2016
	($ in Thousands)
Federal funds purchased	$141,950	$208,150
Securities sold under agreements to repurchase	182,865	300,197
Federal funds purchased and securities sold under agreements to repurchase	324,815	508,347
FHLB advances	284,000	482,000
Commercial paper	67,467	101,688
Other short-term funding	351,467	583,688
Total short-term funding	$676,282	$1,092,035

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

The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of December 31, 2017, the Corporation pledged agency mortgage-related securities with a fair value of $325 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets are presented in the following table.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	($ in Thousands)
December 31, 2017
Repurchase agreements
Agency mortgage-related securities	$182,865	$—	$—	$—	$182,865
Total	$182,865	$—	$—	$—	$182,865
December 31, 2016
Repurchase agreements
Agency mortgage-related securities	$300,197	$—	$—	$—	$300,197
Total	$300,197	$—	$—	$—	$300,197

Note 9 Long-Term Funding
The components of long-term funding (funding with original contractual maturities greater than one year) at December 31 were as follows.

	2017	2016
	($ in Thousands)
FHLB advances	$2,900,168	$2,265,188
Senior notes, at par	250,000	250,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(2,718)	(3,393)
Total long-term funding	$3,397,450	$2,761,795

FHLB Advances:  At December 31, 2017, the long-term FHLB advances had maturity or call dates primarily ranging from 2018 through 2019, and had an average interest rate of 1.26%, compared to 0.50% at December 31, 2016. The majority of FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, relatively low cost, long-term funding that improves the Corporation’s liquidity profile.
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
Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate). At December 31, 2017, the Corporation had $6.6 billion of total collateral capacity supported by residential mortgage and home equity loans. Total short-term and long-term FHLB advances outstanding at December 31, 2017, was $3.2 billion.

The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2017.

Year	($ in Thousands)
2018	$1,750,000
2019	499,313
2020	155
2021	150,000
2022	—
Thereafter	997,982
Total long-term funding	$3,397,450

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
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Corporation's Series C Preferred Stock. As of December 31, 2017, $10 million remained available under this repurchase authorization.
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
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of the Corporation's Series D Preferred Stock. As of December 31, 2017, $15 million remained available under this repurchase authorization.
Common Stock Warrants: In November 2008, under the Capital Purchase Program, the Corporation issued a 10 year warrant to purchase approximately 4 million shares of common stock. The Common Stock Warrants have a term of 10 years and are exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). On December 6, 2011, the U.S. Department of Treasury closed an underwritten secondary public offering of the warrants, each representing the right to purchase one share of common stock, par value $0.01 per share, of the Corporation. The public offering price and the allocation of the warrants in the secondary public warrant offering by the U.S. Treasury were determined by an auction process and the Corporation received no proceeds from the public offering.

Subsidiary Equity: At December 31, 2017, subsidiary equity equaled $3.3 billion. See Note 19 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: The Board of Directors authorized the repurchase of common stock during 2015. During 2017, the Corporation repurchased approximately 1.6 million shares for $37 million (or an average cost per common share of $23.59), all of which were returned to authorized but unissued shares. During 2016, the Corporation repurchased 1 million shares for $20 million (or an average cost per common share of $17.10), all of which were returned to authorized but unissued shares.
The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation totaling approximately $9 million (370,000 shares at an average cost per common share of $25.08) during 2017 compared to repurchases of shares for minimum tax withholding settlements on equity compensation totaling approximately $5 million (293,000 shares at an average cost per common share of $17.30) for 2016.
As of December 31, 2017, approximately $51 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 22 for a summary of the components of accumulated other comprehensive income (loss).
Note 11 Stock-Based Compensation
Stock-Based Compensation Plan
In March 2013, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2013 Incentive Compensation Plan (“2013 Plan”).
In February 2017, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2017 Incentive Compensation Plan (“2017 Plan”). All remaining shares available for grant under the 2013 Plan were rolled into the 2017 Plan. As of December 31, 2017, approximately 14 million shares remained available for grant under the 2017 Plan.
Under the 2017 Plan, options are generally exercisable up to 10 years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over four years.
The Corporation also issues restricted common stock and restricted common stock units to certain key employees (collectively referred to as “restricted stock awards”) under the 2017 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three years or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards vest over a performance period of three years and service-based restricted stock awards vest ratably over four years.
The 2017 Plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirement meets the early retirement or normal retirement definitions under the plan (“retirement eligible colleagues”). See Note 1 for the Corporation’s accounting policy for stock based compensation.
Accounting for Stock-Based Compensation
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2017, 2016 and 2015.

	2017	2016	2015
Dividend yield	2.00%	2.50%	2.00%
Risk-free interest rate	2.00%	2.00%	2.00%
Weighted average expected volatility	25.00%	25.00%	20.00%
Weighted average expected life	5.5 years	5.5 years	6 years
Weighted average per share fair value of options	$5.30	$3.36	$3.08

A summary of the Corporation’s stock option activity for the year ended December 31, 2017 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2016	6,357,843	$17.67	6.10	$47,902
Granted	799,558	25.61
Exercised	(1,551,669)	16.87
Forfeited or expired	(487,045)	31.84
Outstanding at December 31, 2017	5,118,687	$18.02	6.48	$38,028
Options Exercisable at December 31, 2017	2,831,736	$16.31	5.23	$25,738

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2017, 2016, and 2015 the intrinsic value of stock options exercised was $13 million, $9 million, and $7 million, respectively. The total fair value of stock options that vested was $4 million, $3 million and $6 million, respectively, for the years ended December 31, 2017, 2016, and 2015. For the years ended December 31, 2017, 2016, and 2015, the Corporation recognized compensation expense of $4 million for each of the three years, for the vesting of stock options. Included in compensation expense for 2017 was $650,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At December 31, 2017, the Corporation had $5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter 2021.
The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2017.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	2,377,380	$17.40
Granted	767,627	25.54
Vested	(999,917)	18.01
Forfeited	(119,019)	20.00
Outstanding at December 31, 2017	2,026,071	$19.68
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Expense for restricted stock awards of approximately $18 million was recorded for both the years ended December 31, 2017 and 2016, and $15 million was recorded for the year ended December 31, 2015. Included in compensation expense for 2017 was approximately $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $18 million of unrecognized compensation costs related to restricted stock awards at December 31, 2017, that is expected to be recognized over the remaining requisite service periods that extend predominantly through first quarter 2021.
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

Note 12 Retirement Plan
The Corporation has a noncontributory defined benefit retirement plan (the Retirement Account Plan) covering substantially all employees who meet participation requirements. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.
The funded status and amounts recognized in the 2017 and 2016 consolidated balance sheets, as measured on December 31, 2017 and 2016, respectively, for the Retirement Account and Postretirement Plan were as follows.

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
($ in Thousands)	2017	2017	2016	2016
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$295,718	$—	$289,599	$—
Actual return on plan assets	41,490	—	17,097	—
Employer contributions	6,242	235	—	248
Gross benefits paid	(11,841)	(235)	(10,978)	(248)
Fair value of plan assets at end of year (a)	$331,609	$—	$295,718	$—
Change in Benefit Obligation
Net benefit obligation at beginning of year	$176,825	$2,403	$171,783	$3,436
Service cost	6,955	—	6,780	—
Interest cost	7,121	101	7,121	142
Plan amendments	—	—	(823)	(936)
Actuarial (gain) loss	7,363	209	2,942	9
Gross benefits paid	(11,841)	(235)	(10,978)	(248)
Net benefit obligation at end of year (a)	$186,423	$2,478	$176,825	$2,403
Funded (unfunded) status	$145,186	$(2,478)	$118,893	$(2,403)
Noncurrent assets	145,186	—	118,893	—
Current liabilities	—	(233)	—	(215)
Noncurrent liabilities	—	(2,245)	—	(2,188)
Asset (Liability) Recognized in the Consolidated Balance Sheets	$145,186	$(2,478)	$118,893	$(2,403)

(a)	The fair value of the plan assets represented 178% and 167% of the net benefit obligation of the pension plan at December 31, 2017 and 2016, respectively.

Amounts recognized in accumulated other comprehensive loss, net of tax, as of December 31, 2017 and 2016 follow.

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
($ in Thousands)	2017	2017	2016	2016
Prior service cost	$(295)	$(531)	$(342)	$(580)
Net actuarial loss	24,926	205	35,443	79
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive loss	$24,631	$(326)	$35,101	$(501)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (“OCI”), net of tax, in 2017 and 2016 were as follows.

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
($ in Thousands)	2017	2017	2016	2016
Net gain (loss)	$14,482	$(209)	$(6,132)	$(9)
Amortization of prior service cost	(73)	(75)	(73)	—
Amortization of actuarial loss (gain)	2,278	4	2,115	—
Plan amendments	—	—	823	936
Income tax (expense) benefit	(6,219)	107	1,168	(353)
Total Recognized in OCI	$10,468	$(173)	$(2,099)	$574

The components of net periodic benefit cost for the Retirement Account Plan and Postretirement Plans for 2017, 2016, and 2015 were as follows.

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
($ in Thousands)	2017	2017	2016	2016	2015	2015
Service cost	$6,955	$—	$6,780	$—	$11,257	$—
Interest cost	7,121	101	7,121	142	6,617	141
Expected return on plan assets	(19,646)	—	(20,287)	—	(21,438)	—
Amortization of:
Prior service cost	(73)	(75)	(73)	—	50	—
Actuarial (gain) loss	2,278	4	2,115	—	2,256	—
Total net pension cost	$(3,365)	$30	$(4,344)	$142	$(1,258)	$141

As of December 31, 2017, the estimated actuarial losses and prior service cost that will be amortized during 2018 from accumulated other comprehensive income into net periodic benefit cost for the Retirement Account Plan includes expense of $1.9 million for actuarial losses and income of $75,000 for the prior service cost. For the Postretirement Plan, the estimated actuarial losses and prior service cost that will be amortized during 2018 from accumulated other comprehensive income into net periodic benefit cost includes income of $75,000 for the prior service cost. Actuarial loss expense is estimated to be negligible.

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
	2017	2017	2016	2016
Weighted average assumptions used to determine benefit obligations
Discount rate	3.70%	3.70%	4.10%	4.10%
Rate of increase in compensation levels	3.00%	N/A	4.00%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	4.10%	4.10%	4.30%	4.30%
Rate of increase in compensation levels	4.00%	N/A	4.00%	N/A
Expected long-term rate of return on plan assets	6.50%	N/A	7.00%	N/A

The overall expected long-term rates of return on the Retirement Account Plan assets were 6.50% for 2017 and 7.00% for 2016. The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Retirement Account Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Retirement Account Plan assets was 14.60% and 6.36% for 2017 and 2016, respectively.

The Retirement Account Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Retirement Account Plan is to maximize total return with a tolerance for average risk. The plan has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed income securities 30 to 50%, other cash equivalents 0 to 10%, and alternative securities 0 to 15%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Retirement Account Plan as of the December 31, 2017 and 2016 measurement dates, respectively, by asset category were as follows.

Asset Category	2017	2016
Equity securities	60%	60%
Fixed income securities	37%	39%
Other	3%	1%
Total	100%	100%

The Retirement Account Plan assets include cash equivalents, such as money market accounts, mutual funds, and common / collective trust funds (which include investments in equity and bond securities). Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices and investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn. Based on these inputs, the following table summarizes the fair value of the Retirement Account Plan’s investments as of December 31, 2017 and 2016.

		Fair Value Measurements Using
($ in Thousands)	December 31, 2017	Level 1	Level 2	Level 3
Retirement Account Plan Investments
Money market account	$9,577	$9,577	$—	$—
Common /collective trust funds	133,210	133,210	—	—
Mutual funds	188,823	188,823	—	—
Total Retirement Account Plan Investments	$331,610	$331,610	$—	$—
		Fair Value Measurements Using
($ in Thousands)	December 31, 2016	Level 1	Level 2	Level 3
Retirement Account Plan Investments
Money market account	$3,624	$3,624	$—	$—
Common /collective trust funds	126,741	126,741	—	—
Mutual funds	165,353	165,353	—	—
Total Retirement Account Plan Investments	$295,718	$295,718	$—	$—

The Corporation’s funding policy is to pay at least the minimum amount required by the funding requirements of federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Retirement Account Plan. The Corporation made contributions of $6 million to its Retirement Account Plan in 2017.

The projected benefit payments for the Retirement Account and Postretirement Plans at December 31, 2017, reflecting expected future services, were as follows. The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above.

($ in Thousands)	Retirement Account Plan	Postretirement Plan
Estimated future benefit payments
2018	$14,697	$237
2019	14,436	197
2020	15,096	194
2021	15,278	190
2022	16,020	186
2023-2027	71,781	839

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will increase each year in the future. The health care trend rate assumption for pre-65 coverage is 7.5% for 2017, and 0.5% to 0.25% lower in each succeeding year, to an ultimate rate of 5% for 2024 and future years. The actual increase in 2017 health care premium rates for post-65 coverage was 17%. The health care trend rate assumption for post-65 coverage is 6.5% in 2018 and 0.5% to 0.25% lower in each succeeding year, to an ultimate rate of 5% for 2024 and future years.
A one percentage point change in the assumed health care cost trend rate would have the following effect.

	2017		2016
($ in Thousands)	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
Effect on total of service and interest cost	$7	$(6)	$7	$(6)
Effect on postretirement benefit obligation	$162	$(140)	$173	$(149)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expense related to contributions to the 401(k) plan was $14 million, $14 million, and $11 million in 2017, 2016, and 2015, respectively.

Note 13 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows.

	Years Ended December 31,
	2017	2016	2015
	($ in Thousands)
Current
Federal	$76,525	$73,781	$82,449
State	11,576	2,885	2,560
Total current	88,101	76,666	85,009
Deferred
Federal	19,755	3,338	(10,606)
State	1,647	7,318	7,084
Total deferred	21,402	10,656	(3,522)
Total income tax expense	$109,503	$87,322	$81,487

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31 were as follows.

	2017	2016
	($ in Thousands)
Deferred tax assets
Allowance for loan losses	$66,377	$100,891
Allowance for other losses	7,095	11,080
Accrued liabilities	3,884	5,969
Deferred compensation	20,015	33,169
Benefit of tax loss and credit carryforwards	8,438	7,882
Nonaccrual interest	1,619	1,085
Net unrealized losses on available-for-sale securities	15,968	16,980
Net unrealized losses on pension and postretirement benefits	9,928	21,218
Other	3,954	8,128
Total deferred tax assets	137,278	206,402
Valuation allowance for deferred tax assets	(269)	—
Total deferred tax assets after valuation allowance	137,009	206,402

Deferred tax liabilities
Prepaid expenses	49,695	70,943
Goodwill	19,144	27,365
Mortgage banking activities	10,949	17,569
Deferred loan fee income	11,467	16,474
State deferred taxes	2,001	3,800
Lease financing	535	1,975
Bank premises and equipment	5,063	7,698
Other	4,838	8,594
Total deferred tax liabilities	103,692	154,418
Net deferred tax assets	$33,317	$51,984

At December 31, 2016, there was no valuation allowance for deferred tax assets. Management had determined that it was more likely than not that these assets could be realized through carry back to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income.  The conclusion was based on the Corporation's historical earnings, its current level of earnings and prospects for continued growth and profitability. At December 31, 2017 the valuation allowance for deferred tax assets of approximately $269,000 was related to the deferred tax benefit of specific federal tax loss carryforwards of $3 million from the acquisition of Whitnell & Co. in 2017.

	2017	2016
	($ in Thousands)
Valuation allowance for deferred tax assets, beginning of year	$—	$—
Increase (decrease) in current year	269	—
Valuation allowance for deferred tax assets, end of year	$269	$—

At December 31, 2017 the Corporation had state net operating loss carryforwards of $78 million (of which $16 million was acquired from various acquisitions) that will begin expiring in 2032. The Corporation acquired Whitnell & Co. in October of 2017 which had federal net operating loss carryforwards at the time of acquisition. As a result of the change in control of the acquired subsidiary, Section 382 of the Internal Revenue Code places an annual limitation on the use of the subsidiary's net operating loss carryforwards. At December 31, 2017 the Corporation had federal net operating loss carryforwards from this acquisition of $3 million. The federal carryforwards, if unused, expire in calendar years 2029 through 2032.
The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows.

	2017	2016	2015
Federal income tax rate at statutory rate	35.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(4.1)%	(4.8)%	(5.0)%
State income taxes (net of federal benefit)	2.7%	2.3%	2.3%
Bank owned life insurance	(1.7)%	(1.7)%	(1.2)%
Tax effect of tax credits and benefits, net of related expenses	(0.5)%	(0.8)%	(0.5)%
Tax reserve adjustments	(1.2)%	0.3%	(0.6)%
Net tax benefit from stock-based compensation	(1.3)%	(0.4)%	—%
Tax Cuts and Jobs Act impact on deferred remeasurement	3.5%	—%	—%
Other	(0.1)%	0.5%	0.2%
Effective income tax rate	32.3%	30.4%	30.2%

Included in the Company’s income tax expense as of December 31, 2017 is tax expense from the remeasurement of deferred taxes totaling $12 million and an acceleration of amortization expense on the low income housing tax credit investment portfolio of $1 million related to the enactment of the Tax Act.
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2017. If income taxes had been provided, the deferred tax liability would have been approximately $25 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2014 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows.

	2017	2016
	($ in Millions)
Balance at beginning of year	$10	$9
Subtractions for tax positions related to prior years	(5)	—
Subtractions for settlements with tax authorities	(1)	—
Additions for tax positions related to current year	—	1
Balance at end of year	$4	$10

At December 31, 2017 and 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3 million and $7 million, respectively.

The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. Interest and penalty benefit was $1 million as of December 31, 2017 and none as of December 31, 2016. Accrued interest and penalties were $1 million and $2 million at December 31, 2017 and 2016, respectively. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house ("centrally cleared") if possible. Securities are often pledged as collateral for centrally cleared interest rate swaps and derivatives. The Corporation pledged $24 million of investment securities as collateral at December 31, 2017, and pledged $40 million of investment securities as collateral at December 31, 2016. Cash is often pledged as collateral for interest rate swaps and derivatives that are not centrally cleared. At December 31, 2017, the Corporation posted $22 million cash collateral for the margin compared to none at December 31, 2016.
See Note 18 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.
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

	December 31, 2017			December 31, 2016
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate-related instruments — customer and mirror	$2,183,687	$28,494	Trading assets	$2,039,323	$33,671	Trading assets
Interest rate-related instruments — customer and mirror	2,183,687	(28,035)	Trading liabilities	2,039,323	(33,188)	Trading liabilities
Foreign currency exchange forwards	124,851	2,495	Trading assets	109,675	2,002	Trading assets
Foreign currency exchange forwards	118,094	(2,339)	Trading liabilities	106,251	(1,943)	Trading liabilities
Commodity contracts	457,868	38,686	Trading assets	127,582	16,725	Trading assets
Commodity contracts	457,108	(37,286)	Trading liabilities	128,368	(15,972)	Trading liabilities

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

	December 31, 2017			December 31, 2016
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Interest rate lock commitments (mortgage)	$222,736	$1,538	Other assets	$285,345	$206	Other assets
Forward commitments (mortgage)	164,567	(313)	Other liabilities	179,600	2,908	Other assets
Purchased options (time deposit)	31,063	1,175	Other assets	80,554	2,576	Other assets
Written options (time deposit)	31,063	(1,175)	Other liabilities	80,554	(2,576)	Other liabilities

The table below identifies the income statement category of the gains and losses recognized in income on the Corporation’s derivative instruments not designated as hedging instruments.

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Year Ended December 31,
($ in Thousands)		2017	2016
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(24)	$1,978
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,332	(752)
Forward commitments (mortgage)	Mortgage banking, net	(3,221)	2,505
Foreign currency exchange forwards	Capital market fees, net	97	(75)
Commodity contracts	Capital market fees, net	647	630

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

				Gross amounts not offset in the balance sheet
($ in Thousands)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
December 31, 2017
Derivative assets
Interest and commodity agreements	$29,503	$—	$29,503	$(29,503)	$—	$—
Derivative liabilities
Interest and commodity agreements	$37,164	$—	$37,164	$(29,503)	$(7,661)	$—
December 31, 2016
Derivative assets
Interest and commodity agreements	$18,031	$—	$18,031	$(18,031)	$—	$—
Derivative liabilities
Interest and commodity agreements	$31,075	$—	$31,075	$(18,031)	$(11,148)	$1,896

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

	2017	2016
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (a) (b)	$8,027,187	$8,131,131
Commercial letters of credit (a)	11,886	7,923
Standby letters of credit (c)	235,361	259,632

(a)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2017 and 2016.

(b)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.

(c)	The Corporation has established a liability of $2 million at December 31, 2017 and $3 million at December 31, 2016, as an estimate of the fair value of these financial instruments.

Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $24 million at December 31, 2017 compared to $25 million at December 31, 2016, and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy on the allowance for unfunded commitments. See Note 4 for additional information on the allowance for unfunded commitments.
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
Other Commitments
The Corporation invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at December 31, 2017, was $147 million, compared to $68 million at December 31, 2016.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The aggregate carrying value of these investments at December 31, 2017, was $23 million, compared to $17 million at December 31, 2016, included in other assets on the consolidated balance sheets.

Related to these investments, the Corporation had remaining commitments to fund $119 million at December 31, 2017, and $69 million at December 31, 2016.
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
A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of Associated Bank (the "Bank"). The lawsuit claims that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit seeks unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013. On March 2, 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court and remanded the case back to the District Court for further proceedings. On January 31, 2017, the District Court granted the Bank’s motion for summary judgment. The receiver has appealed the District Court’s summary judgment decision to the Eighth Circuit Court of Appeals. On January 23, 2018, the District Court approved a settlement agreement between the parties.  Based on the terms of the settlement agreement, the Bank expects that the litigation will not have a material adverse impact on the Bank regardless of the outcome of the appeal to the Eighth Circuit Court of Appeals. A lawsuit by investors in the same Ponzi scheme, Herman Grad, et al v. Associated Bank, N.A., brought in Brown County, Wisconsin in October 2009 was dismissed by the circuit court, and the dismissal was affirmed by the Wisconsin Court of Appeals in June 2011 in an unpublished opinion.
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
Regulatory Matters
On May 22, 2015, the Bank entered into a Conciliation Agreement ("Conciliation Agreement") with the U.S. Department of Housing and Urban Development ("HUD") which resolved the HUD investigation into the Bank's lending practices during the years 2008-2010. The Bank's commitments under the Conciliation Agreement are spread over 3 years and include commitments to do the following in minority communities: make mortgage loans of approximately $196 million; open one branch and four loan production offices; establish special financing programs; make affordable home repair grants; engage in affirmative marketing outreach; provide financial education programs; and make grants to support community reinvestment training and education. The cost of these commitments will be spread over four calendar years and is not expected to have a material impact on the Corporation's financial condition or results of operation.
A variety of consumer products, including mortgage and deposit products, and certain fees and charges related to such products, have come under increased regulatory scrutiny. It is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation and the Bank in regard to these consumer products. The Bank could also determine of its own accord, or be required by regulators, to refund or otherwise make remediation payments to customers in connection with these products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such matters.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $1 million and $2 million during the years ended December 31, 2017 and 2016, respectively. The loss reimbursement and settlement claims paid for the years ended December 31, 2017 and 2016, respectively, were negligible. Make whole requests during 2016 and 2017 generally arose from loans sold during the period of January 1, 2012 to December 31, 2017, which totaled $10 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2017, approximately $6.1 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve for the years ended as follows.

	2017	2016
	($ in Thousands)
Balance at beginning of year	$900	$1,197
Repurchase provision expense	246	456
Adjustments to provision expense	—	(750)
Charge offs, net	(159)	(3)
Balance at end of year	$987	$900

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2017, and December 31, 2016, there were approximately $44 million and $62 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2017 and December 31, 2016, there were $73 million and $98 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
Note 17 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company.
BALANCE SHEETS

	December 31,
	2017	2016
	($ in Thousands)
Assets
Cash and due from banks	$146,877	$402,786
Investment securities available for sale, at fair value	11,645	14,389
Notes and interest receivable from subsidiaries	301,378	—
Investments in and receivable due from subsidiaries	3,320,090	3,256,763
Other assets	51,466	53,242
Total assets	$3,831,456	$3,727,180
Liabilities and Stockholders' Equity
Commercial paper	$67,467	$101,688
Senior notes, at par	250,000	250,000
Subordinated notes, at par	250,000	250,000
Long-term funding capitalized costs	(2,718)	(3,393)
Total long-term funding	497,282	496,607
Accrued expenses and other liabilities	29,264	37,573
Total liabilities	594,013	635,868
Preferred equity	159,929	159,929
Common equity	3,077,514	2,931,383
Total stockholders’ equity	3,237,443	3,091,312
Total liabilities and stockholders’ equity	$3,831,456	$3,727,180

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	($ in Thousands)
Income
Dividends from subsidiaries	$213,000	$188,000	$205,000
Interest income on notes receivable from subsidiaries	4,175	—	—
Other income	1,763	4,669	8,441
Total income	218,938	192,669	213,441
Expense
Interest expense on short and long-term funding	18,464	21,901	39,576
Other expense	6,927	4,289	4,684
Total expense	25,391	26,190	44,260
Income before income tax expense (benefit) and equity in undistributed net income (loss) of subsidiaries	193,547	166,479	169,181
Income tax expense (benefit)	4,768	3,468	(1,665)
Income before equity in undistributed net income (loss) of subsidiaries	188,779	163,011	170,846
Equity in undistributed net income (loss) of subsidiaries	40,485	37,263	17,455
Net income	229,264	200,274	188,301
Preferred stock dividends	9,347	8,903	7,155
Net income available to common equity	$219,917	$191,371	$181,146

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	($ in Thousands)
Cash Flows from Operating Activities
Net income	$229,264	$200,274	$188,301
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	(40,485)	(37,263)	(17,455)
(Gain) loss on sales of investment securities, net of impairment write-downs	—	(466)	—
(Gain) loss on sales of assets, net	(88)	(793)	(5,673)
Net change in other assets and other liabilities	(9,589)	19,708	(10,997)
Net cash provided by operating activities	179,102	181,460	154,176
Cash Flows from Investing Activities
Proceeds from sales of investment securities	2,618	47,719	13,962
Net increase in notes receivable from subsidiaries	(300,000)	—	—
Purchase of other assets, net of disposals	1,058	2,211	11,964
Net cash provided by (used in) investing activities	(296,324)	49,930	25,926
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	(34,221)	33,710	(6,319)
Repayment of long-term funding	—	(430,000)	—
Proceeds from issuance of common stock for stock-based compensation plans	27,619	21,748	20,054
Proceeds from issuance of preferred stock	—	97,066	62,966
Redemption of preferred stock	—	(58,903)	—
Purchase of preferred stock	—	(1,248)	(1,335)
Purchase of common stock returned to authorized but unissued	(37,031)	(20,007)	(93,000)
Purchase of treasury stock for tax withholding	(9,290)	(5,074)	(5,154)
Cash dividends on common stock	(76,417)	(67,855)	(62,400)
Cash dividends on preferred stock	(9,347)	(8,903)	(7,155)
Net cash used in financing activities	(138,687)	(439,466)	(92,343)
Net increase (decrease) in cash and cash equivalents	(255,909)	(208,076)	87,759
Cash and cash equivalents at beginning of year	402,786	610,862	523,103
Cash and cash equivalents at end of year	146,877	402,786	610,862

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
Residential Loans Held For Sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at estimated fair value. Effective January 1, 2017, management elected the fair value option to account for all newly originated mortgage loans held for sale which results in the financial impact of changing market conditions being reflected currently in earnings as opposed to being dependent upon the timing of sales. Therefore, the continually adjusted values going forward will better reflect the price the Corporation expects to receive from the sale of such loans. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 fair value measurement.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2017 and 2016, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Hierarchy	December 31, 2017	December 31, 2016
	($ in Thousands)
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$996	$1,000
Residential mortgage-related securities
FNMA / FHLMC	Level 2	464,768	639,930
GNMA	Level 2	1,913,350	2,004,475
Private-label	Level 2	1,059	1,121
GNMA commercial mortgage-related securities	Level 2	1,513,277	2,028,898
FFELP asset backed securities	Level 2	145,176	—
Other securities (debt and equity)	Level 1	1,632	1,602
Other securities (debt and equity)	Level 2	3,188	3,000
Other securities (debt and equity)	Level 3	—	200
Total investment securities available for sale	Level 1	2,628	2,602
Total investment securities available for sale	Level 2	4,040,818	4,677,424
Total investment securities available for sale	Level 3	—	200
Residential loans held for sale (a)	Level 2	85,544	—
Interest rate-related instruments	Level 2	28,494	33,671
Foreign currency exchange forwards	Level 2	2,495	2,002
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	1,538	206
Forward commitments to sell residential mortgage loans	Level 3	—	2,908
Commodity contracts	Level 2	38,686	16,725
Purchased options (time deposit)	Level 2	1,175	2,576
Liabilities
Interest rate-related instruments	Level 2	$28,035	$33,188
Foreign currency exchange forwards	Level 2	2,339	1,943
Forward commitments to sell residential mortgage loans	Level 3	313	—
Commodity contracts	Level 2	37,286	15,972
Written options (time deposit)	Level 2	1,175	2,576

(a)
Effective January 1, 2017, residential loans originated for sale are accounted for under the fair value option. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 1.

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2017 and 2016, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2015	$200	$1,361
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	1,753
Balance December 31, 2016	$200	$3,114
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	(1,889)
Transfer out of level 3 securities (a)	$(200)	$—
Balance December 31, 2017	$—	$1,225

(a) During the first quarter of 2017, the $200,000 level 3 investment security was transferred to level 2 based upon new pricing information.
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative Financial Instruments (Mortgage Derivative — Interest Rate lock Commitments to Originate Residential Mortgage Loans Held For Sale):  The fair value is determined by the change in value from each loan's rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At December 31, 2017, the closing ratio was 85%.
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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2017, the Corporation utilized the following valuation techniques and significant unobservable inputs.
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

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
	Fair Value Hierarchy	Fair Value
	($ in Thousands)
December 31, 2017
Assets
Impaired loans (a)	Level 3	$92,534	Provision for credit losses (c)	$(32,159)
Other real estate owned	Level 2	2,604	Foreclosure / OREO expense, net	(939)
Mortgage servicing rights	Level 3	64,387	Mortgage banking, net	(175)

December 31, 2016
Assets
Commercial loans held for sale	Level 2	$12,474	Provision for credit losses	$(559)
Residential loans held for sale (b)	Level 2	108,010	Mortgage banking, net	(3,760)
Impaired loans (a)	Level 3	79,270	Provision for credit losses (c)	(75,194)
Other real estate owned	Level 2	9,752	Foreclosure / OREO expense, net	(1,091)
Mortgage servicing rights	Level 3	73,149	Mortgage banking, net	200

(a)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.
(b) Effective January 1, 2017, residential loans originated for sale are accounted for under the fair value option. Prior periods have not been restated. For more information on this accounting policy change, please refer to Note 3.

(c)	Represents provision for credit losses on individually evaluated impaired loans.

The change in provision for credit loss is primarily due to the oil and gas portfolio. For more information on the oil and gas portfolio, see Note 4.
Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include the fair value analysis in the second step of a goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
The Corporation's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to mortgage servicing rights and impaired loans.
The table below presents information about these inputs and further discussion is found above.

December 31, 2017	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	11%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	11%
Impaired loans	Appraisals / Discounted cash flow	Collateral / Discount factor	19%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.

		December 31, 2017		December 31, 2016
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$483,666	$483,666	$446,558	$446,558
Interest-bearing deposits in other financial institutions	Level 1	199,702	199,702	149,175	149,175
Federal funds sold and securities purchased under agreements to resell	Level 1	32,650	32,650	46,500	46,500
Investment securities held to maturity	Level 2	2,282,853	2,283,574	1,273,536	1,264,674
Investment securities available for sale	Level 1	2,628	2,628	2,602	2,602
Investment securities available for sale	Level 2	4,040,818	4,040,818	4,677,424	4,677,424
Investment securities available for sale	Level 3	—	—	200	200
FHLB and Federal Reserve Bank stocks	Level 2	165,331	165,331	140,001	140,001
Commercial loans held for sale	Level 2	—	—	12,474	12,474
Residential loans held for sale	Level 2	85,544	85,544	108,010	108,010
Loans, net	Level 3	20,519,111	20,314,984	19,776,381	19,680,317
Bank and corporate owned life insurance	Level 2	591,057	591,057	585,290	585,290
Derivatives (trading and other assets)	Level 2	70,850	70,850	54,974	54,974
Derivatives (trading and other assets)	Level 3	1,538	1,538	3,114	3,114
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$20,436,893	$20,436,893	$20,282,321	$20,282,321
Brokered CDs and other time deposits	Level 2	2,349,069	2,349,069	1,606,127	1,606,127
Short-term funding	Level 2	676,282	676,282	1,092,035	1,092,035
Long-term funding	Level 2	3,397,450	3,411,368	2,761,795	2,791,841
Standby letters of credit (a)	Level 2	2,402	2,402	2,566	2,566
Derivatives (trading and other liabilities)	Level 2	68,835	68,835	53,679	53,679
Derivatives (trading and other liabilities)	Level 3	313	313	—	—

(a)
The commitment on standby letters of credit was $235 million and $260 million at December 31, 2017 and 2016, respectively. See Note 16 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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

Note 19 Regulatory Matters
Restrictions on Cash and Due From Banks
The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $73 million at December 31, 2017.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.

As of December 31, 2017 and 2016, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2017 or 2016.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions (b)
	Amount	Ratio (a)	Amount	Ratio (a)		Amount	Ratio (a)
	($ in Thousands)
As of December 31 , 2017
Associated Banc-Corp
Total capital	$2,848,851	13.22%	$1,723,557	≥	8.00%
Tier 1 capital	2,331,245	10.82%	1,292,668	≥	6.00%
Common equity Tier 1 capital	2,171,508	10.08%	969,501	≥	4.50%
Leverage	2,331,245	8.02%	1,162,929	≥	4.00%
Associated Bank, N.A.
Total capital	$2,625,945	12.24%	$1,716,910	≥	8.00%	$2,146,138	≥	10.00%
Tier 1 capital	2,357,354	10.98%	1,287,683	≥	6.00%	1,716,910	≥	8.00%
Common equity Tier 1 capital	2,157,354	10.05%	965,762	≥	4.50%	1,394,989	≥	6.50%
Leverage	2,357,354	8.13%	1,159,959	≥	4.00%	1,449,448	≥	5.00%
As of December 31 , 2016
Associated Banc-Corp
Total capital	$2,706,760	12.68%	$1,707,276	≥	8.00%
Tier 1 capital	2,191,798	10.27%	1,280,457	≥	6.00%
Common equity Tier 1 capital	2,032,587	9.52%	960,343	≥	4.50%
Leverage	2,191,798	7.83%	1,119,685	≥	4.00%
Associated Bank, N.A.
Total capital	$2,565,062	12.07%	$1,700,737	≥	8.00%	$2,125,921	≥	10.00%
Tier 1 capital	2,298,812	10.81%	1,275,553	≥	6.00%	1,700,737	≥	8.00%
Common equity Tier 1 capital	2,098,812	9.87%	956,664	≥	4.50%	1,381,849	≥	6.50%
Leverage	2,298,812	8.24%	1,115,731	≥	4.00%	1,394,663	≥	5.00%

(a)
When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(b) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 20 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share.

	For the Years Ended December 31,
	2017	2016	2015
	($ in Thousands, Except Per Share Data)
Net income	$229,264	$200,274	$188,301
Preferred stock dividends	(9,347)	(8,903)	(7,155)
Net income available to common equity	$219,917	$191,371	$181,146
Common shareholder dividends	(75,967)	(67,100)	(61,774)
Unvested share-based payment awards	(450)	(755)	(626)
Undistributed earnings	$143,500	$123,516	$118,746
Undistributed earnings allocated to common shareholders	142,593	122,205	117,498
Undistributed earnings allocated to unvested share-based payment awards	907	1,311	1,248
Undistributed earnings	$143,500	$123,516	$118,746
Basic
Distributed earnings to common shareholders	$75,967	$67,100	$61,774
Undistributed earnings allocated to common shareholders	142,593	122,205	117,498
Total common shareholders earnings, basic	$218,560	$189,305	$179,272
Diluted
Distributed earnings to common shareholders	$75,967	$67,100	$61,774
Undistributed earnings allocated to common shareholders	142,593	122,205	117,498
Total common shareholders earnings, diluted	$218,560	$189,305	$179,272
Weighted average common shares outstanding	150,877	148,769	149,350
Effect of dilutive common stock awards	$2,038	$1,192	$1,253
Effect of dilutive common stock warrants	732	—	—
Diluted weighted average common shares outstanding	153,647	149,961	150,603
Basic earnings per common share	$1.45	$1.27	$1.20
Diluted earnings per common share	$1.42	$1.26	$1.19

Anti-dilutive common stock options of approximately 1 million at the year ended December 31, 2017, 2016 and 2015 were excluded from the earnings per common share calculation. Warrants to purchase approximately 4 million at both the years ended December 31, 2016 and 2015 were outstanding, but excluded from the calculation of diluted earnings per common shares as the effect would have been anti-dilutive.

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
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. During 2016, certain presentation changes were made and, accordingly, 2015 results have been restated and presented on a comparable basis, except as noted above for the enhanced FTP methodology.
A description of each business segment is presented below.
Corporate and Commercial Specialty: The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions. In serving this segment we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our commercial real estate unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, commercial real estate financing, construction loans, letters of credit, leasing, asset based lending, and, for our larger clients, loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions, and information services, and (3) specialized financial services such as interest rate risk management, foreign exchange solutions, and commodity hedging.
Community, Consumer, and Business: The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses. In serving this segment we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various consumer banking, community banking, and private client units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, real estate financing, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services; (3) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and on-line investment brokerage; investment advisory services; trust and investment management accounts; (4) insurance and benefits related products and services; and (5) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management.
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
Information about the Corporation’s segments is presented below.

Segment Income Statement Data
	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
For the Years Ended December 31,	($ in Thousands)
2017
Net interest income	$357,051	$361,361	$22,808	$741,220
Noninterest income	52,297	266,250	14,133	332,680
Total revenue	409,348	627,611	36,941	1,073,900
Credit provision (a)	42,298	20,400	(36,698)	26,000
Noninterest expense	156,890	490,908	61,335	709,133
Income before income taxes	210,160	116,303	12,304	338,767
Income tax expense (benefit)	71,655	40,706	(2,858)	109,503
Net income	$138,505	$75,597	$15,162	$229,264
Return on average allocated capital (ROCET1) (b)	12.4%	12.9%	1.4%	10.4%
2016
Net interest income	$328,603	$350,551	$28,119	$707,273
Noninterest income	47,776	277,942	27,165	352,883
Total revenue	376,379	628,493	55,284	1,060,156
Credit provision (a)	50,397	24,185	(4,582)	70,000
Noninterest expense	148,493	502,285	51,782	702,560
Income before income taxes	177,489	102,023	8,084	287,596
Income tax expense (benefit)	59,261	35,708	(7,647)	87,322
Net income	$118,228	$66,315	$15,731	$200,274
Return on average allocated capital (ROCET1) (b)	11.0%	10.5%	2.8%	9.9%
2015
Net interest income	$310,072	$349,134	$17,072	$676,278
Noninterest income	46,742	265,503	17,112	329,357
Total revenue	356,814	614,637	34,184	1,005,635
Credit provision (a)	41,913	25,614	(30,027)	37,500
Noninterest expense	141,912	492,284	64,151	698,347
Income before income taxes	172,989	96,739	60	269,788
Income tax expense	59,200	33,859	(11,572)	81,487
Net income	$113,789	$62,880	$11,632	$188,301
Return on average allocated capital (ROCET1) (b)	11.6%	9.8%	2.1%	9.9%

Segment Balance Sheet Data
	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
	($ in Thousands)
Average Balances
2017
Average earning assets	$10,820,998	$9,456,549	$6,722,337	$26,999,884
Average loans	10,811,827	9,452,253	328,303	20,592,383
Average deposits	6,938,913	11,711,407	3,273,282	21,923,602
Average allocated capital (CET1) (b)	$1,117,761	$586,417	$405,281	$2,109,459
2016
Average earning assets	$10,178,813	$9,309,028	$6,538,820	$26,026,661
Average loans	10,169,300	9,307,723	173,644	19,650,667
Average deposits	5,904,238	11,451,759	3,649,775	21,005,772
Average allocated capital (CET1) (b)	$1,070,598	$629,540	$240,253	$1,940,391
2015
Average earning assets	$9,383,971	$8,810,015	$6,377,101	$24,571,087
Average loans	9,374,191	8,809,673	68,400	18,252,264
Average deposits	5,856,530	10,898,602	3,147,955	19,903,087
Average allocated capital (CET1) (b)	$977,406	$640,181	$216,010	$1,833,597

(a)	The consolidated credit provision is equal to the actual reported provision for credit losses.

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

Note 22 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2017, 2016, and 2015, changes during the years then ended, and reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2017, 2016, and 2015, respectively.

	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
	($ in Thousands)
Balance, December 31, 2014	$18,512	$(23,362)	$(4,850)
Other comprehensive income (loss) before reclassifications	(20,439)	(17,892)	(38,331)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities gain (loss), net	(8,133)	—	(8,133)
Personnel expense	—	2,306	2,306
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(555)	—	(555)
Income tax (expense) benefit	11,074	5,873	16,947
Net other comprehensive income (loss) during period	(18,053)	(9,713)	(27,766)
Balance, December 31, 2015	$459	$(33,075)	$(32,616)
Other comprehensive income (loss) before reclassifications	(17,900)	(6,141)	(24,041)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities gain (loss), net	(9,316)	—	(9,316)
Personnel expense	—	3,801	3,801
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(5,887)	—	(5,887)
Income tax (expense) benefit	12,565	815	13,380
Net other comprehensive income (loss) during period	(20,538)	(1,525)	(22,063)
Balance, December 31, 2016	$(20,079)	$(34,600)	$(54,679)
Other comprehensive income (loss) before reclassifications	(27,040)	14,273	(12,767)
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	2,134	2,134
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(2,665)	—	(2,665)
Income tax (expense) benefit	11,331	(6,112)	5,219
Net other comprehensive income (loss) during period	(18,374)	10,295	(8,079)
Balance, December 31, 2017	$(38,453)	$(24,305)	$(62,758)

Note 23 Recent Developments
On February 1, 2018, the Corporation acquired Bank Mutual Corporation ("Bank Mutual") pursuant to an Agreement and Plan of Merger, dated as of July 20, 2017 (the "Merger Agreement"), under which Bank Mutual merged with and into the Corporation. Under the terms of the Merger Agreement, Bank Mutual’s shareholders received 0.422 shares of Corporation common stock for each share of Bank Mutual’s common stock. The Corporation expects to issue approximately 19.6 million shares for a total deal value of approximately $485 million based on the closing sale price of a share of Associated common stock on January 31, 2018. We expect to merge Bank Mutual's banking subsidiary into Associated Bank in late June or July 2018.
On February 6, 2018, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.15 per common share, payable on March 15, 2018 to shareholders of record at the close of business on March 1, 2018. This is an increase of $0.01 from the previous quarterly dividend of $0.14 per common share. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on the Corporation's 6.125% Series C Perpetual Preferred Stock, payable on March 15, 2018 to shareholders of record at the close of business on March 1, 2018. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on the Corporation's 5.375% Series D Perpetual Preferred Stock, payable on March 15, 2018 to shareholders of record at the close of business on March 1, 2018.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Associated Banc-Corp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 6, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.
Chicago, Illinois
February 6, 2018

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
As of December 31, 2017, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2017. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Associated Banc-Corp is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.
As of December 31, 2017, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2017, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, is included below under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Associated Banc-Corp:
Opinion on Internal Control Over Financial Reporting
We have audited Associated Banc-Corp and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 6, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chicago, Illinois
February 6, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the Corporation’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors and Information About the Board of Directors; and information concerning Section 16(a) compliance under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
Our Code of Business Conduct and Ethics, Corporate Governance Guidelines, committee charters for standing committees of the Board and other governance documents are all available on our website, www.associatedbank.com, "Investor Relations," "Governance Documents." We will disclose on our website amendments to or waivers from our Code of Ethics in accordance with all applicable laws and regulations. Information contained on any of our websites is not deemed to be a part of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION
The information in the Corporation’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Corporation’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Stock Ownership and Equity Compensation Plan Information, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the Corporation’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions, and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the Corporation’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2017 and 2016
Consolidated Statements of Income — For the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(2)	Agreement and Plan of Merger dated as of July 20, 2017, by and between Associated Banc-Corp and Bank Mutual	Exhibit (2.1) to Report on Form 8-K filed on July 26, 2017

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 8.00% Perpetual Preferred Stock, Series B, dated September 12, 2011	Exhibit (3.1) to Report on Form 8-K filed on September 15, 2011

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015	Exhibit (3.1) to Report on Form 8-K filed on June 8, 2015

(3)(d)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(e)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015	Exhibit (3.1, 4.1) to Report on Form 8-K filed on June 8, 2015

(3)(f)	Articles of Correction filed with the Wisconsin Department of Financial Institutions on June 14, 2016	Exhibit (3) to Report on Form 10-Q filed on July 28, 2016

(3)(g)	Certificate Related to Series A Preferred Stock dated August 15, 2016	Exhibit (3.1) to Report on Form 8-K filed on August 16, 2016

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

Exhibit Number	Description
(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

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
Exhibit (4.2) to Report on Form 8-K filed on September 15, 2016

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

Exhibit Number	Description

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective January 1, 2008	Exhibit (10)(i) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 16, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(g)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(h)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(i)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(j)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(k)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(l)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(m)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(n)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(o)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(p)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(q)	Form of 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(r)	Form of Amendment to 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(s)	James K. Simons Separation Agreement and General Release dated August 4, 2017	Exhibit (10) to Report on Form 10-Q filed on October 26, 2017

*(10)(t)	Form of Change of Control Agreement	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

(11)	Statement Re Computation of Per Share Earnings	See Note 20 in Part II Item 8

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

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

ASSOCIATED BANC-CORP

Date: February 6, 2018	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 6, 2018
Philip B. Flynn

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer (Principal Financial Officer)	February 6, 2018
Christopher J. Del Moral-Niles

/s/ Tammy C. Stadler	Principal Accounting Officer	February 6, 2018
Tammy C. Stadler
Directors: Michael T. Crowley Jr., Philip B. Flynn, R. Jay Gerken, Judith P. Greffin, Robert A. Jeffe, Eileen A. Kamerick, Gale E. Klappa, Richard T. Lommen, Cory L. Nettles, Karen T. van Lith, and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.