Form 10-Q
period 2018-03-31
ASSOCIATED BANC-CORP
filed 2018-04-30
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 27, 2018 was 170,794,622.

ASSOCIATED BANC-CORP

PART I - FINANCIAL INFORMATION
ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$328,260	$483,666
Interest-bearing deposits in other financial institutions	94,918	199,702
Federal funds sold and securities purchased under agreements to resell	10,000	32,650
Investment securities held to maturity, at amortized cost	2,443,203	2,282,853
Investment securities available for sale, at fair value	4,485,875	4,043,446
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	233,216	165,331
Residential loans held for sale	103,953	85,544
Commercial loans held for sale	6,091	—
Loans	22,810,491	20,784,991
Allowance for loan losses	(257,058)	(265,880)
Loans, net	22,553,433	20,519,111
Bank and corporate owned life insurance	657,841	591,057
Tax credit and other investments	142,368	147,099
Trading assets	102,890	69,675
Premises and equipment, net	381,327	330,963
Goodwill	1,153,156	976,239
Mortgage servicing rights, net	66,407	58,384
Other intangible assets, net	79,714	15,580
Other assets	523,855	482,294
Total assets	$33,366,505	$30,483,594
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$5,458,473	$5,478,416
Interest-bearing deposits	18,367,129	17,307,546
Total deposits	23,825,602	22,785,962
Federal funds purchased and securities sold under agreements to repurchase	283,954	324,815
Other short-term funding	1,862,420	351,467
Long-term funding	3,233,338	3,397,450
Trading liabilities	100,247	67,660
Accrued expenses and other liabilities	348,246	318,797
Total liabilities	29,653,806	27,246,151
Stockholders’ Equity
Preferred equity	159,853	159,929
Common equity
Common stock	1,741	1,618
Surplus	1,823,800	1,454,188
Retained earnings	1,859,068	1,819,230
Accumulated other comprehensive income (loss)	(107,673)	(62,758)
Treasury stock, at cost	(24,089)	(134,764)
Total common equity	3,552,847	3,077,514
Total stockholders’ equity	3,712,699	3,237,443
Total liabilities and stockholders’ equity	$33,366,505	$30,483,594
Preferred shares issued	165,000	165,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	174,107,786	161,751,975
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	1,925,673	8,908,448
Numbers may not add due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In Thousands, except per share data)
Interest Income
Interest and fees on loans	$220,034	$173,649
Interest and dividends on investment securities:
Taxable	30,104	23,475
Tax-exempt	9,217	8,129
Other interest	2,177	1,536
Total interest income	261,532	206,789
Interest Expense
Interest on deposits	33,412	16,924
Interest on Federal funds purchased and securities sold under agreements to repurchase	522	515
Interest on other short-term funding	3,005	1,080
Interest on long-term funding	14,722	7,996
Total interest expense	51,661	26,515
Net Interest Income	209,871	180,274
Provision for credit losses	—	9,000
Net interest income after provision for credit losses	209,871	171,274
Noninterest Income
Insurance commissions and fees	22,648	21,620
Service charges on deposit account fees	16,420	16,356
Card-based and loan fees	13,422	12,465
Trust and asset management fees	13,369	11,935
Brokerage commission and fees	7,273	4,333
Mortgage banking, net	6,370	4,579
Capital markets, net	5,306	3,883
Bank and corporate owned life insurance	3,187	2,615
Asset gains (losses), net	(107)	(234)
Other	2,492	2,279
Total noninterest income	90,380	79,831
Noninterest Expense
Personnel (1)	117,685	106,782
Occupancy	15,357	15,219
Technology	17,715	14,420
Equipment	5,556	5,485
Business development and advertising	6,693	5,835
Legal and professional	5,413	4,166
Card issuance and loan costs	3,304	2,620
Foreclosure / OREO expense, net	723	1,505
FDIC assessment	8,250	8,000
Other intangible amortization	1,525	513
Acquisition related costs(2)	20,605	—
Other(1)	10,140	9,146
Total noninterest expense	212,965	173,691
Income before income taxes	87,285	77,414
Income tax expense	17,829	21,144
Net Income	69,456	56,270
Preferred stock dividends	2,339	2,330
Net income available to common equity	$67,117	$53,940
Earnings per common share:
Basic	$0.41	$0.36
Diluted	$0.40	$0.35
Average common shares outstanding:
Basic	163,520	150,815
Diluted	166,432	153,869
Numbers may not add due to rounding.

(1)
During the first quarter of 2018, the Corporation adopted a new accounting standard related to the presentation of net periodic pension cost and net periodic postretirement benefit cost which required the disaggregation of the service cost component from the other components of net benefit cost and net periodic postretirement benefit cost. Under this new accounting standard, the other components of net benefit cost and net periodic postretirement benefit cost were reclassified from personnel expense to other noninterest expense. All prior periods have been adjusted to reflect this change in presentation.

(2)	Includes Bank Mutual acquisition-related costs only.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2018	2017
	($ in Thousands)
Net income	$69,456	$56,270
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	(41,834)	3,152
Net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	—	(5,264)
Amortization of net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	(297)	(1,027)
Reclassification from OCI due to change in accounting principle	(84)	—
Reclassification of certain tax effects from OCI	(8,419)	—
Income tax (expense) benefit	10,635	1,195
Other comprehensive income (loss) on investment securities available for sale	(40,000)	(1,944)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(38)	(38)
Amortization of actuarial loss (gains)	465	488
Reclassification of certain tax effects from OCI	(5,235)	—
Income tax (expense) benefit	(107)	(171)
Other comprehensive income (loss) on pension and postretirement obligations	(4,915)	279
Total other comprehensive income (loss)	(44,915)	(1,665)
Comprehensive income	$24,541	$54,605
Numbers may not add due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2016	$159,929	$1,630	$1,459,498	$1,695,764	$(54,679)	$(170,830)	$3,091,312
Comprehensive income
Net income	—	—	—	56,270	—	—	56,270
Other comprehensive income	—	—	—	—	(1,665)	—	(1,665)
Comprehensive income							54,605
Common stock issued
Stock-based compensation plans, net	—	—	868	(21,822)	—	38,894	17,940
Purchase of treasury stock	—	—	—	—	—	(7,743)	(7,743)
Cash dividends
Common stock, $0.12 per share	—	—	—	(18,368)	—	—	(18,368)
Preferred stock	—	—	—	(2,330)	—	—	(2,330)
Stock-based compensation expense, net	—	—	8,344	—	—	—	8,344
Other	—	—	1,034	—	—	—	1,034
Balance, March 31, 2017	$159,929	$1,630	$1,469,744	$1,709,514	$(56,344)	$(139,679)	$3,144,794

Balance, December 31, 2017	$159,929	$1,618	$1,454,188	$1,819,230	$(62,758)	$(134,764)	$3,237,443
Comprehensive income
Net income	—	—	—	69,456	—	—	69,456
Other comprehensive income	—	—	—	—	(31,177)	—	(31,177)
Adoption of new accounting standards	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income							24,541
Common stock issued
Stock-based compensation plans, net	—	—	2,148	(16,076)	—	24,619	10,691
Acquisition of Bank Mutual	—	134	390,258	—	—	91,296	481,688
Purchase of common stock returned to authorized but unissued		(11)	(26,469)	—	—	—	(26,480)
Purchase of treasury stock	—	—	—	—	—	(5,240)	(5,240)
Cash dividends
Common stock, $0.15 per share	—	—	—	(25,710)	—	—	(25,710)
Preferred stock	—	—	—	(2,339)	—	—	(2,339)
Redemption of preferred stock	(76)	—	—	(2)	—	—	(78)
Stock-based compensation expense, net	—	—	3,675	—	—	—	3,675
Tax Act reclassification	—	—	—	13,654		—	13,654
Change in accounting principle	—	—	—	84		—	84
Other	—	—	—	771	—	—	771
Balance, March 31, 2018	$159,853	$1,741	$1,823,800	$1,859,068	$(107,673)	$(24,089)	$3,712,699
Numbers may not add due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2018	2017
	($ in Thousands)
Cash Flow From Operating Activities
Net income	$69,456	$56,270
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	—	9,000
Depreciation and amortization	12,208	11,505
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(474)	217
Amortization of mortgage servicing rights	2,324	2,477
Amortization of other intangible assets	1,525	513
Amortization and accretion on earning assets, funding, and other, net	2,188	8,215
Net amortization of tax credit investments	4,881	1,713
Asset (gains) losses, net	107	234
(Gain) loss on mortgage banking activities, net	624	5,171
Mortgage loans originated and acquired for sale	(197,603)	(101,280)
Proceeds from sales of mortgage loans held for sale	187,624	196,578
(Increase) decrease in interest receivable	(12,859)	(761)
Increase (decrease) in interest payable	1,206	(185)
Net change in other assets and other liabilities	(28,114)	(27,968)
Net cash provided by operating activities	43,093	161,699
Cash Flow From Investing Activities
Net increase in loans	(160,921)	(113,051)
Purchases of
Available for sale securities	(646,444)	(163,442)
Held to maturity securities	(208,517)	(2,655)
Federal Home Loan Bank and Federal Reserve Bank stocks	(144,515)	(58,362)
Premises, equipment, and software, net of disposals	(9,892)	(13,586)
Proceeds from
Sales of available for sale securities	452,866	—
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	96,656	59,090
Prepayments, calls, and maturities of available for sale investment securities	158,724	231,019
Prepayments, calls, and maturities of held to maturity investment securities	58,160	22,916
Sales, prepayments, calls, and maturities of other assets	1,182	3,293
Net change in tax credit investments	(7,240)	2,621
Net cash (paid) received in acquisition	59,605	(217)
Net cash used in investing activities	(350,336)	(32,374)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	(801,310)	(60,413)
Net increase (decrease) in short-term funding	1,124,869	(11,168)
Repayment of long-term funding	(250,000)	(8)
Proceeds from issuance of common stock for stock-based compensation plans	10,691	17,940
Redemption of preferred shares	(78)	—
Purchase of common stock returned to authorized but unissued	(26,480)	—
Purchase of treasury stock for tax withholding	(5,240)	(7,743)
Cash dividends on common stock	(25,710)	(18,368)
Cash dividends on preferred stock	(2,339)	(2,330)
Net cash provided by financing activities	24,403	(82,090)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(282,840)	47,235
Cash, cash equivalents, and restricted cash at beginning of period	716,018	642,233
Cash, cash equivalents, and restricted cash at end of period	$433,178	$689,468
Supplemental disclosures of cash flow information
Cash paid for interest	$50,286	$26,531
Cash paid for income taxes	926	1,052
Loans and bank premises transferred to other real estate owned	2,129	921
Capitalized mortgage servicing rights	9,873	1,920
Loans transferred into held for sale from portfolio, net	3,012	13,905
Unsettled trades to purchase securities	12,095	—
Acquisition
Fair value of assets acquired, including cash and cash equivalents	2,567,123	—
Fair value ascribed to goodwill and intangible assets	242,576	217
Fair value of liabilities assumed	2,809,565	—
Common stock issued in acquisition	134	—
Numbers may not add due to rounding.
See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same sum amounts shown in the statement of cash flows.

	Three Months Ended March 31,
	2018	2017
	($ in Thousands)
Cash and cash equivalents	$350,837	$618,903
Restricted cash	82,341	70,565
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$433,178	$689,468

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, included in cash and due from banks on the face of the Consolidated Balance Sheet, and cash collateral for public fund customers, included in interest-bearing deposits in other financial institutions on the face of the Consolidated Balance Sheet.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with U.S. generally accepted accounting principles have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in the Corporation's 2017 Annual Report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Note 2 Acquisitions
Bank Mutual Acquisition
On February 1, 2018, the Corporation completed its acquisition of Bank Mutual Corporation ("Bank Mutual") in a stock transaction valued at approximately $482 million. Bank Mutual was a diversified financial services company headquartered in Milwaukee, Wisconsin. The merger resulted in a combined company with a larger market presence in markets the Corporation currently operates in, as well as expansion into nearly a dozen new markets. The merger is also expected to provide significant efficiency opportunities and economies of scale associated with a larger financial institution.
Under the terms of the Merger Agreement, Bank Mutual’s shareholders received 0.422 shares of the Corporation's common stock for each share of Bank Mutual common stock. The Corporation issued approximately 19.5 million shares for a total deal value of approximately $482 million based on the closing sale price of a share of Associated common stock on January 31, 2018.
The acquisition of Bank Mutual constituted a business combination. The merger has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates that are subjective in nature and may require adjustments upon the availability of new information regarding facts and circumstances which existed at the date of acquisition (i.e. appraisals) for up to a year following the acquisition. The Corporation continues to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments would be material.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to Bank Mutual.

	Purchase Accounting Adjustments	February 1, 2018
	($ in Thousands)
Assets
Cash and cash equivalents	$—	$78,052
Investment securities	(6,238)	452,867
Federal Home Loan Bank stock, at cost	—	20,026
Loans	(48,533)	1,875,386
Premises and equipment, net	11,172	50,930
Bank owned life insurance	(24)	65,390
Goodwill		166,870
Core deposit intangibles (included in other intangible assets, net on the face of the Consolidated Balance Sheet)	58,100	58,100
Other real estate owned	(246)	4,403
Others assets	$5,098	$37,151
Total assets		$2,809,175
Liabilities
Deposits	$2,498	$1,840,950
Other borrowings	935	430,946
Other liabilities	$2,148	$55,591
Total liabilities		$2,327,487

Total consideration paid		$481,688
The Corporation recorded approximately $167 million of goodwill, which is not tax deductible, related to the Bank Mutual acquisition. See Note 8 for additional information on goodwill, as well as the carrying amount and amortization of core deposit and other intangible assets related to the Bank Mutual acquisition.
The following is a description of the methods used to determine the fair value of significant assets and liabilities presented on the balance sheet above.
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques.
Core deposit intangible ("CDI"): This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI is being amortized on a straight-line basis over 10 years.
Time deposits: The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
Federal Home Loan Bank ("FHLB") borrowings: The fair values of FHLB advances are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.
See Note 13 for additional information on fair value measurements.
Other Acquisitions
During the first quarter of 2018, the Corporation completed the acquisition of Diversified Insurance Solutions ("Diversified"). The acquisition improved Associated Benefits and Risk Consulting's ("ABRC") ability to achieve greater scale in the Metro Milwaukee market and to further expand its Wisconsin employee benefits and property and casualty market position and capabilities. The transaction was valued at approximately $19 million. As a result of the acquisition, the Corporation recorded goodwill of approximately $10 million and other intangibles of approximately $8 million. The other intangibles related to the acquisition are being amortized on a straight-line basis over 10 years. See Note 8 for more information on goodwill and other intangible assets.

Note 3 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies section included in the Corporation’s 2017 Annual Report on Form 10-K. There have been two changes to the Corporation's significant accounting policies since December 31, 2017.
Business combinations
The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. Core deposit intangibles are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles and other identified intangibles with finite useful lives are amortized using the straight line method over their estimated useful lives of up to ten years.
Loans that the Corporation acquires in connection with acquisitions are recorded at fair value with no carryover of the related allowance for credit losses. Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Corporation to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount which the Corporation will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.
The Corporation accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including credit, interest, and liquidity discounts. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.
Revenue Recognition
The Corporation recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers". ASC 606 requires the Corporation to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services.
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The FASB issued the amendment to allow a reclassification from accumulated other comprehensive income to retained earnings, the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted and should be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Act is recognized.
1st Quarter 2018
The Corporation has elected to early adopt this Update. During the quarter, the Corporation reclassified approximately $14 million from accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act. No material impact to its results of operations, financial position, and liquidity. See Consolidated Statements of Comprehensive Income and the Statement of Changes in Stockholders' Equity.

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
		1st Quarter 2018	The Corporation has elected to early adopt this Update. No material impact to its results of operations, financial position, and liquidity. See Note 10 for expanded disclosures.
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
1st Quarter 2018
No impact to its results of operations, financial position, and liquidity. The Update required retrospective restatement. For the full year 2017, the Corporation reclassified approximately $9 million from personnel expense to other noninterest expense for the non-service cost components of net periodic pension cost and net periodic postretirement benefit cost. See Note 14 for expanded disclosure.

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

		1st Quarter 2018	No material impact on results of operations, financial position, or liquidity.
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
		1st Quarter 2018	No impact to its results of operations, financial position, and liquidity. See Consolidated Statements of Cash Flows.
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

		1st Quarter 2018	No material impact on results of operations, financial position, or liquidity.
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
		1st Quarter 2018	No material impact on results of operations, financial position, or liquidity.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The FASB issued an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. ASC 2018-04 supersedes previous SEC guidance in the Codification in SAB Topic 5 M. Other-Than-Temporary Impairment of certain investments in equity securities and special balance sheet requirements in Reg S-X rule 3A-05 for public utility Holding companies.
1st Quarter 2018
The Corporation has adopted with Update using the cumulative-effect adjustment as of the beginning of the fiscal year of adoption. Immaterial impact to the result of operations, financial position and liquidity. In 2008, the Corporation received Visa Class B restricted shares as part of Visa’s initial public offering. Based on the existing transfer restriction and the uncertainty of the covered litigation, the approximately 119 thousand Class B shares remaining that the Corporation owned as of March 31, 2018 are carried at a zero cost basis. See Consolidated Statements of Comprehensive Income and Note 13 Fair Value Measurements.

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

1st Quarter 2018
The Corporation chose to adopt this Update using the modified retrospective approach with no material impact on the Corporation's results of operations, financial position, or liquidity. See Note 17 for expanded disclosure requirements.

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

	For the Three Months Ended March 31,
	2018	2017
	(In Thousands, except per share data)
Net income	$69,456	$56,270
Preferred stock dividends	(2,339)	(2,330)
Net income available to common equity	$67,117	$53,940
Common shareholder dividends	(25,572)	(18,251)
Unvested share-based payment awards	(138)	(117)
Undistributed earnings	$41,407	$35,572
Undistributed earnings allocated to common shareholders	41,225	35,294
Undistributed earnings allocated to unvested share-based payment awards	182	278
Undistributed earnings	$41,407	$35,572
Basic
Distributed earnings to common shareholders	$25,572	$18,251
Undistributed earnings allocated to common shareholders	41,225	35,294
Total common shareholders earnings, basic	$66,797	$53,545
Diluted
Distributed earnings to common shareholders	$25,572	$18,251
Undistributed earnings allocated to common shareholders	41,225	35,294
Total common shareholders earnings, diluted	$66,797	$53,545
Weighted average common shares outstanding	163,520	150,815
Effect of dilutive common stock awards	2,038	2,216
Effect of dilutive common stock warrants	874	838
Diluted weighted average common shares outstanding	166,432	153,869
Basic earnings per common share	$0.41	$0.36
Diluted earnings per common share	$0.40	$0.35
Non-dilutive common stock options of approximately 1 million and 500,000 for the three months ended March 31, 2018 and 2017, respectively, were excluded from the earnings per common share calculation
Note 5 Stock-Based Compensation
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock.

The following assumptions were used in estimating the fair value for options granted in the first three months of 2018 and full year 2017.

	2018	2017
Dividend yield	2.50%	2.00%
Risk-free interest rate	2.60%	2.00%
Weighted average expected volatility	22.00%	25.00%
Weighted average expected life	5.75 years	5.5 years
Weighted average per share fair value of options	$4.47	$5.30
A summary of the Corporation’s stock option activity for the three months ended March 31, 2018 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2017	5,118,687	$18.02	6.48	$38,028
Granted	938,740	24.50
Assumed from Bank Mutual acquisition	370,051	14.35
Exercised	(529,869)	17.37
Forfeited or expired	(24,130)	23.35
Outstanding at March 31, 2018	5,873,479	$18.86	6.80	$35,879
Options Exercisable at March 31, 2018	3,659,277	$16.72	5.55	$30,009

(a)	$ in Thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2018, the intrinsic value of stock options exercised was approximately $5 million. For the three months ended March 31, 2017, the intrinsic value of the stock options exercised was $10 million. The total fair value of stock options vested was $3 million for the three months ended March 31, 2018 and March 31, 2017. The Corporation recognized compensation expense for the vesting of stock options of $1 million for both the three months ended March 31, 2018 and March 31, 2017. Included in compensation expense for 2018 was approximately $450,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At March 31, 2018, the Corporation had approximately $8 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2022.
The following table summarizes information about the Corporation’s restricted stock activity for the three months ended March 31, 2018.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	2,026,071	$19.68
Granted	570,341	24.63
Vested	(498,988)	17.97
Forfeited	(5,799)	20.16
Outstanding at March 31, 2018	2,091,625	$21.86
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2017 and 2018 will vest ratably over a three year period, while service-based restricted stock awards granted during 2017 and 2018 will vest ratably over a four year period. Expense for restricted stock awards of approximately $3 million was recorded the three months ended March 31, 2018 and $7 million was recorded for the three months ended March 31, 2017. Included in compensation expense for 2018 was approximately $1 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $29 million of unrecognized compensation costs related to restricted stock awards at March 31, 2018, that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2022.
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

Note 6 Investment Securities
Investment securities are generally classified as available for sale or held to maturity at the time of purchase. The majority of the Corporation's investment securities are mortgage-related securities issued by the Government National Mortgage Association (“GNMA”) or government-sponsored enterprises ("GSE") such as the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). A portion of the portfolio is also comprised of asset-backed securities backed by student loans made under the Federal Family Education Loan Program ("FFELP"). The amortized cost and fair values of securities available for sale and held to maturity were as follows.

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,002	$—	$(7)	$995
Residential mortgage-related securities
FNMA / FHLMC	427,480	7,331	(4,738)	430,073
GNMA	2,364,339	21	(54,054)	2,310,306
Private-label	1,051	—	(7)	1,044
GNMA commercial mortgage-related securities	1,497,573	—	(49,204)	1,448,369
FFELP asset backed securities	288,519	1,835	(54)	290,300
Other debt securities	3,200	—	(12)	3,188
Other equity securities	1,599	—	—	1,599
Total investment securities available for sale	$4,584,763	$9,186	$(108,076)	$4,485,875
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,424,925	$4,110	$(16,579)	$1,412,456
Residential mortgage-related securities
FNMA / FHLMC	76,069	227	(1,665)	74,631
GNMA	410,275	2,210	(11,624)	400,861
GNMA commercial mortgage-related securities	531,934	9,008	(21,694)	519,248
Total investment securities held to maturity	$2,443,203	$15,555	$(51,561)	$2,407,197

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,003	$—	$(7)	$996
Residential mortgage-related securities
FNMA / FHLMC	457,680	9,722	(2,634)	464,768
GNMA	1,944,453	275	(31,378)	1,913,350
Private-label	1,067	—	(8)	1,059
GNMA commercial mortgage-related securities	1,547,173	5	(33,901)	1,513,277
FFELP asset backed securities	144,322	867	(13)	145,176
Other debt securities	3,200	—	(12)	3,188
Other equity securities	1,519	127	(14)	1,632
Total investment securities available for sale	$4,100,417	$10,996	$(67,967)	$4,043,446
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,281,320	$13,899	$(3,177)	$1,292,042
Residential mortgage-related securities
FNMA / FHLMC	40,995	398	(489)	40,904
GNMA	414,440	2,700	(6,400)	410,740
GNMA commercial mortgage-related securities	546,098	9,546	(15,756)	539,888
Total investment securities held to maturity	$2,282,853	$26,543	$(25,822)	$2,283,574

The expected maturities of investment securities available for sale and held to maturity at March 31, 2018, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$2,002	$1,995	$44,019	$44,261
Due after one year through five years	2,200	2,188	221,411	219,411
Due after five years through ten years	—	—	346,521	341,147
Due after ten years	—	—	812,974	807,638
Total debt securities	4,202	4,183	1,424,925	1,412,456
Residential mortgage-related securities
FNMA / FHLMC	427,480	430,073	76,069	74,631
GNMA	2,364,339	2,310,306	410,275	400,861
Private-label	1,051	1,044	—	—
GNMA commercial mortgage-related securities	1,497,573	1,448,369	531,934	519,248
FFELP asset backed securities	288,519	290,300	—	—
Equity securities	1,599	1,599	—	—
Total investment securities	$4,584,763	$4,485,875	$2,443,203	$2,407,197
Ratio of Fair Value to Amortized Cost		97.8%		98.5%
Investment securities with a carrying value of approximately $3.0 billion and $3.1 billion at March 31, 2018, and December 31, 2017, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
On the acquisition date, the Corporation sold Bank Mutual's entire securities portfolio.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2018.

	Less than 12 months			12 months or more			Total
March 31, 2018	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	1	$(7)	$995	—	$—	$—	$(7)	$995
Residential mortgage-related securities
FNMA / FHLMC	12	(1,389)	94,231	9	(3,349)	135,316	(4,738)	229,547
GNMA	65	(25,956)	1,590,545	26	(28,098)	718,971	(54,054)	2,309,516
Private-label	—	—	—	1	(7)	1,044	(7)	1,044
GNMA commercial mortgage-related securities	28	(9,895)	385,319	76	(39,309)	1,063,082	(49,204)	1,448,401
FFELP asset backed securities	6	(54)	86,988	—	—	—	(54)	86,988
Other debt securities	1	(12)	188	—	—	—	(12)	188
Total	113	$(37,313)	$2,158,266	112	$(70,763)	$1,918,413	$(108,076)	$4,076,679
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	821	$(9,876)	$523,716	132	$(6,703)	$122,632	$(16,579)	$646,348
Residential mortgage-related securities
FNMA / FHLMC	19	(939)	54,122	10	(725)	15,230	(1,665)	69,352
GNMA	58	(7,239)	279,707	18	(4,385)	113,561	(11,624)	393,268
GNMA commercial mortgage-related securities	2	(837)	49,711	23	(20,857)	469,538	(21,694)	519,249
Total	900	$(18,891)	$907,256	183	$(32,670)	$720,961	$(51,561)	$1,628,217

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017.

	Less than 12 months			12 months or more				Total
December 31, 2017	Number of Securities	Unrealized Losses	Fair Value	Number of Securities		Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	1	$(7)	$996	—		$—	$—	$(7)	$996
Residential mortgage-related securities
FNMA / FHLMC	9	(572)	69,939	9		(2,062)	142,093	(2,634)	212,032
GNMA	44	(8,927)	1,028,221	25		(22,451)	737,198	(31,378)	1,765,419
Private-label	—	—	—	1		(8)	1,059	(8)	1,059
GNMA commercial mortgage-related securities	33	(5,554)	480,514	70		(28,347)	1,026,642	(33,901)	1,507,156
FFELP asset backed securities	1	(13)	12,158	—	—	—	—	(13)	12,158
Other debt securities	1	(12)	188	—		—	—	(12)	188
Other equity securities	3	(14)	1,487	—		—	—	(14)	1,487
Total	92	$(15,099)	$1,593,503	105		$(52,868)	$1,906,992	$(67,967)	$3,500,495
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	157	$(746)	$122,761	132		$(2,431)	$127,043	$(3,177)	$249,804
Residential mortgage-related securities
FNMA / FHLMC	8	(73)	13,143	10		(417)	16,262	(490)	29,405
GNMA	35	(3,373)	268,388	18		(3,026)	120,892	(6,399)	389,280
GNMA commercial mortgage-related securities	2	(299)	52,997	23		(15,457)	486,891	(15,756)	539,888
Total	202	$(4,491)	$457,289	183		$(21,331)	$751,088	$(25,822)	$1,208,377
The Corporation reviews the investment securities portfolio on a quarterly basis to monitor its exposure to other-than-temporary impairment. A determination as to whether a security’s decline in fair value is other-than-temporary takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the other-than-temporary impairment analysis include the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.
Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2018 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at March 31, 2018 for mortgage-related securities is due to the increase in overall interest rates. The U.S. Treasury 3 year and 5 year rates increased by 41 bp and 36 bp, respectively, from December 31, 2017. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities contained in the above unrealized losses table before recovery of their amortized cost basis.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At March 31, 2018, and December 31, 2017, the Corporation had FHLB stock of $157 million and $89 million, respectively. The Corporation had Federal Reserve Bank stock of $76 million at both March 31, 2018 and December 31, 2017.

Note 7 Loans
The period end loan composition was as follows.

	March 31, 2018(a)	December 31, 2017
	($ in Thousands)
Commercial and industrial	$6,756,983	$6,399,693
Commercial real estate — owner occupied	900,913	802,209
Commercial and business lending	7,657,896	7,201,902
Commercial real estate — investor	4,077,671	3,315,254
Real estate construction	1,579,778	1,451,684
Commercial real estate lending	5,657,449	4,766,938
Total commercial	13,315,345	11,968,840
Residential mortgage	8,197,223	7,546,534
Home equity	923,470	883,804
Other consumer	374,453	385,813
Total consumer	9,495,146	8,816,151
Total loans	$22,810,491	$20,784,991
(a) Includes $15 million of purchased credit-impaired loans
The following table presents commercial and consumer loans by credit quality indicator at March 31, 2018.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$6,325,258	$132,292	$196,766	$102,667	$6,756,983
Commercial real estate - owner occupied	830,489	15,378	34,410	20,636	900,913
Commercial and business lending	7,155,747	147,670	231,176	123,303	7,657,896
Commercial real estate - investor	3,960,155	54,972	46,970	15,574	4,077,671
Real estate construction	1,547,443	29,421	1,695	1,219	1,579,778
Commercial real estate lending	5,507,598	84,393	48,665	16,793	5,657,449
Total commercial	12,663,345	232,063	279,841	140,096	13,315,345
Residential mortgage	8,134,387	5,580	2,155	55,100	8,197,223
Home equity	908,682	1,383	188	13,218	923,470
Other consumer	373,714	600	—	139	374,453
Total consumer	9,416,783	7,563	2,343	68,456	9,495,146
Total	$22,080,128	$239,626	$282,184	$208,553	$22,810,491

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2017.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$6,015,884	$157,245	$113,778	$112,786	$6,399,693
Commercial real estate - owner occupied	723,291	14,181	41,997	22,740	802,209
Commercial and business lending	6,739,175	171,426	155,775	135,526	7,201,902
Commercial real estate - investor	3,266,389	24,845	19,291	4,729	3,315,254
Real estate construction	1,421,504	29,206	—	974	1,451,684
Commercial real estate lending	4,687,893	54,051	19,291	5,703	4,766,938
Total commercial	11,427,068	225,477	175,066	141,229	11,968,840
Residential mortgage	7,490,860	426	1,616	53,632	7,546,534
Home equity	868,958	1,137	195	13,514	883,804
Other consumer	384,990	652	—	171	385,813
Total consumer	8,744,808	2,215	1,811	67,317	8,816,151
Total	$20,171,876	$227,692	$176,877	$208,546	$20,784,991
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
The following table presents loans by past due status at March 31, 2018.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(a)	Nonaccrual(b)	Total
	($ in Thousands)
Commercial and industrial	$6,653,188	$793	$87	$248	$102,667	$6,756,983
Commercial real estate - owner occupied	879,766	511	—	—	20,636	900,913
Commercial and business lending	7,532,954	1,304	87	248	123,303	7,657,896
Commercial real estate - investor	4,061,600	240	—	257	15,574	4,077,671
Real estate construction	1,578,069	220	270	—	1,219	1,579,778
Commercial real estate lending	5,639,669	460	270	257	16,793	5,657,449
Total commercial	13,172,623	1,764	357	505	140,096	13,315,345
Residential mortgage	8,125,707	9,876	5,257	1,283	55,100	8,197,223
Home equity	904,305	4,485	1,383	79	13,218	923,470
Other consumer	370,977	1,058	753	1,526	139	374,453
Total consumer	9,400,989	15,419	7,393	2,888	68,456	9,495,146
Total	$22,573,612	$17,184	$7,750	$3,393	$208,553	$22,810,491

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $3 million at March 31, 2018 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $159 million or 76% were current with respect to payment at March 31, 2018.

The following table presents loans by past due status at December 31, 2017.

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(a)	Nonaccrual(b)	Total
	($ in Thousands)
Commercial and industrial	$6,286,369	$170	$101	$267	$112,786	$6,399,693
Commercial real estate - owner occupied	779,421	48	—	—	22,740	802,209
Commercial and business lending	7,065,790	218	101	267	135,526	7,201,902
Commercial real estate - investor	3,310,000	374	—	151	4,729	3,315,254
Real estate construction	1,450,459	168	83	—	974	1,451,684
Commercial real estate lending	4,760,459	542	83	151	5,703	4,766,938
Total commercial	11,826,249	760	184	418	141,229	11,968,840
Residential mortgage	7,483,350	9,186	366	—	53,632	7,546,534
Home equity	863,465	5,688	1,137	—	13,514	883,804
Other consumer	382,186	1,227	780	1,449	171	385,813
Total consumer	8,729,001	16,101	2,283	1,449	67,317	8,816,151
Total	$20,555,250	$16,861	$2,467	$1,867	$208,546	$20,784,991

(a)	The recorded investment in loans past due 90 days or more and still accruing totaled $2 million at December 31, 2017 (the same as the reported balances for the accruing loans noted above).

(b)	Of the total nonaccrual loans, $135 million or 65% were current with respect to payment at December 31, 2017.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding purchased credit-impaired loans, at March 31, 2018.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$76,452	$81,091	$18,778	$77,130	$312
Commercial real estate — owner occupied	16,264	16,617	2,043	22,978	47
Commercial and business lending	92,716	97,708	20,821	100,108	359
Commercial real estate — investor	18,582	18,619	2,721	16,559	464
Real estate construction	458	532	82	461	7
Commercial real estate lending	19,040	19,151	2,803	17,020	471
Total commercial	111,756	116,859	23,624	117,128	830
Residential mortgage	38,438	40,851	6,635	40,475	431
Home equity	10,762	11,383	3,719	10,238	136
Other consumer	1,066	1,069	116	1,067	1
Total consumer	50,266	53,303	10,470	51,780	568
Total loans(a)	$162,022	$170,162	$34,094	$168,908	$1,398
Loans with no related allowance
Commercial and industrial	$52,389	$76,720	$—	$55,897	$(348)
Commercial real estate — owner occupied	6,225	7,276	—	2,403	—
Commercial and business lending	58,614	83,996	—	58,300	(348)
Commercial real estate — investor	1,805	1,853	—	—	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,805	1,853	—	—	—
Total commercial	60,419	85,849	—	58,300	(348)
Residential mortgage	10,425	10,871	—	6,317	39
Home equity	212	212	—	639	1
Other consumer	—	—	—	—	—
Total consumer	10,637	11,083	—	6,956	40
Total loans(a)	$71,056	$96,932	$—	$65,256	$(308)
Total
Commercial and industrial	$128,841	$157,811	$18,778	$133,027	$(36)
Commercial real estate — owner occupied	22,489	23,893	2,043	25,381	47
Commercial and business lending	151,330	181,704	20,821	158,408	11
Commercial real estate — investor	20,387	20,472	2,721	16,559	464
Real estate construction	458	532	82	461	7
Commercial real estate lending	20,845	21,004	2,803	17,020	471
Total commercial	172,175	202,708	23,624	175,428	482
Residential mortgage	48,863	51,722	6,635	46,792	470
Home equity	10,974	11,595	3,719	10,877	137
Other consumer	1,066	1,069	116	1,067	1
Total consumer	60,903	64,386	10,470	58,736	608
Total loans(a)	$233,078	$267,094	$34,094	$234,164	$1,090

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 74% of the unpaid principal balance at March 31, 2018.

The following table presents impaired loans individually evaluated under ASC Topic 310 at December 31, 2017.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$81,649	$83,579	$10,838	$58,494	$2,629
Commercial real estate — owner occupied	23,796	23,937	2,973	12,124	736
Commercial and business lending	105,445	107,516	13,811	70,618	3,365
Commercial real estate — investor	17,823	17,862	1,597	16,924	1,694
Real estate construction	467	578	86	484	29
Commercial real estate lending	18,290	18,440	1,683	17,408	1,723
Total commercial	123,735	125,956	15,494	88,026	5,088
Residential mortgage	40,561	42,922	6,512	40,411	1,614
Home equity	10,250	10,986	3,718	10,521	549
Other consumer	1,135	1,138	122	1,140	3
Total consumer	51,946	55,046	10,352	52,072	2,166
Total loans(a)	$175,681	$181,002	$25,846	$140,098	$7,254
Loans with no related allowance
Commercial and industrial	$60,595	$82,839	$—	$89,275	$492
Commercial real estate — owner occupied	2,438	2,829	—	1,948	36
Commercial and business lending	63,033	85,668	—	91,223	528
Commercial real estate — investor	1,295	1,295	—	—	45
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,295	1,295	—	—	45
Total commercial	64,328	86,963	—	91,223	573
Residential mortgage	6,925	7,204	—	4,999	217
Home equity	641	645	—	540	7
Other consumer	—	—	—	—	—
Total consumer	7,566	7,849	—	5,539	224
Total loans(a)	$71,894	$94,812	$—	$96,762	$797
Total
Commercial and industrial	$142,244	$166,418	$10,838	$147,769	$3,121
Commercial real estate — owner occupied	26,234	26,766	2,973	14,072	772
Commercial and business lending	168,478	193,184	13,811	161,841	3,893
Commercial real estate — investor	19,118	19,157	1,597	16,924	1,739
Real estate construction	467	578	86	484	29
Commercial real estate lending	19,585	19,735	1,683	17,408	1,768
Total commercial	188,063	212,919	15,494	179,249	5,661
Residential mortgage	47,486	50,126	6,512	45,410	1,831
Home equity	10,891	11,631	3,718	11,061	556
Other consumer	1,135	1,138	122	1,140	3
Total consumer	59,512	62,895	10,352	57,611	2,390
Total loans(a)	$247,575	$275,814	$25,846	$236,860	$8,051

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 80% of the unpaid principal balance at December 31, 2017.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The Corporation had a recorded investment of approximately $4 million in loans modified in troubled debt restructurings for the three months ended March 31, 2018, of which approximately $1 million were in accrual status and $3 million were in nonaccrual pending a sustained period of repayment. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	March 31, 2018		December 31, 2017
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$29,580	$886	$30,047	$1,776
Commercial real estate — owner occupied	3,892	—	3,989	—
Commercial real estate — investor	13,683	1,007	14,389	—
Real estate construction	305	152	310	157
Residential mortgage	19,902	18,640	17,068	18,991
Home equity	8,098	3,117	7,705	2,537
Other consumer	1,041	25	1,110	25
Total	$76,501	$23,827	$74,618	$23,486

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the three months ended March 31, 2018 and 2017, respectively, and the recorded investment and unpaid principal balance as of March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	2	$92	$92	20	$52,326	$60,546
Commercial real estate — owner occupied	—	—	—	1	204	204
Commercial real estate — investor	1	1,007	1,037	1	733	744
Residential mortgage	11	1,807	1,807	16	1,301	1,322
Home equity	17	1,044	1,060	15	347	347
Other consumer	2	8	11	—	—	—
Total	33	$3,958	$4,007	53	$54,911	$63,163

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2018, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2018.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the three months ended March 31, 2018 and 2017, respectively, as well as the recorded investment in these restructured loans as of March 31, 2018 and 2017, respectively.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Residential mortgage	4	467	6	383
Home equity	12	954	2	26
Total	16	$1,421	8	$409
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
The following table presents a summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018.

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2017	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Charge offs	(8,067)	(1,042)	—	(47)	(493)	(1,250)	(1,256)	(12,155)
Recoveries	1,468	17	8	236	362	573	168	2,832
Net Charge offs	(6,599)	(1,025)	8	189	(131)	(677)	(1,088)	(9,323)
Provision for loan losses	1,377	2,520	1,215	(6,125)	536	241	736	500
March 31, 2018	$117,847	$11,847	$42,282	$28,434	$30,012	$21,690	$4,946	$257,058
Allowance for loan losses
Individually evaluated for impairment	$18,778	$2,043	$2,721	$82	$6,635	$3,719	$116	$34,094
Collectively evaluated for impairment	99,069	9,804	39,561	28,352	23,377	17,971	4,830	222,964
Acquired and accounted for under ASC 310-30(a)	—	—	—	—	—	—	—	—
Total allowance for loan losses	$117,847	$11,847	$42,282	$28,434	$30,012	$21,690	$4,946	$257,058
Loans
Individually evaluated for impairment	$128,841	$22,489	$20,387	$458	$48,863	$10,974	$1,066	$233,078
Collectively evaluated for impairment	6,625,314	876,631	4,048,532	1,579,065	8,147,224	912,421	373,388	22,562,575
Acquired and accounted for under ASC 310-30(a)	2,828	1,793	8,752	255	1,136	74	—	14,838
Total loans	$6,756,983	$900,913	$4,077,671	$1,579,778	$8,197,223	$923,470	$374,453	$22,810,491

(a)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2017, was as follows.

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Charge offs	(44,533)	(344)	(991)	(604)	(2,611)	(2,724)	(4,439)	(56,246)
Recoveries	11,465	173	242	74	927	3,194	716	16,791
Net Charge offs	(33,068)	(171)	(749)	(530)	(1,684)	470	(3,723)	(39,455)
Provision for loan losses	16,010	(3,511)	(3,477)	7,968	4,245	1,292	4,473	27,000
December 31, 2017	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Allowance for loan losses
Individually evaluated for impairment	$10,838	$2,973	$1,597	$86	$6,512	$3,718	$122	$25,846
Collectively evaluated for impairment	112,230	7,379	39,462	34,284	23,095	18,408	5,176	240,034
Total allowance for loan losses	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Loans
Individually evaluated for impairment	$142,244	$26,234	$19,118	$467	$47,486	$10,891	$1,135	$247,575
Collectively evaluated for impairment	6,257,449	775,975	3,296,136	1,451,217	7,499,048	872,913	384,678	20,537,416
Total loans	$6,399,693	$802,209	$3,315,254	$1,451,684	$7,546,534	$883,804	$385,813	$20,784,991

The allowance related to the oil and gas portfolio was $19 million at March 31, 2018 and represented 3% of total oil and gas loans.

($ in Millions)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$27	$38
Charge offs	(4)	(25)
Recoveries	—	—
Net Charge offs	(4)	(25)
Provision for loan losses	(4)	14
Balance at end of period	$19	$27
Allowance for loan losses
Individually evaluated for impairment	$10	$5
Collectively evaluated for impairment	9	22
Total allowance for loan losses	$19	$27
Loans
Individually evaluated for impairment	$69	$77
Collectively evaluated for impairment	588	523
Total loans	$657	$600
The following table presents a summary of the changes in the allowance for unfunded commitments.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	($ in Thousands)
Allowance for Unfunded Commitments
Balance at beginning of period	$24,400	$25,400
Provision for unfunded commitments	(500)	(1,000)
Amount recorded at acquisition	2,436	—
Balance at end of period	$26,336	$24,400

Loans Acquired in Acquisition
Loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. Acquired loans are segregated into two types:

•	Performing loans are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•	Nonperforming loans are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.
For performing loans the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans.
In accordance with ASC 310-30, purchased credit-impaired loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows.
Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the three months ended March 31, 2018 and for the year ended December 31, 2017

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	($ in Thousands)
Changes in Accretable Yield
Balance at beginning of period	$—	$—
Purchases	4,244	—
Accretion	—	—
Other (a)	—	—
Balance at end of period	$4,244	$—

(a)	Represents the accretable difference that is relieved when a loan exits the PCI population due to full payoff, full charge-off, or transfer to repossessed assets, etc.
For loans acquired, the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors.

Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2017, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2017 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2017 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2017 or the first three months of 2018.
At March 31, 2018, the Corporation had goodwill of $1.2 billion, compared to $976 million at December 31, 2017. Goodwill increased $167 million related to the Bank Mutual acquisition and $10 million related to the acquisition of Diversified Insurance Solutions. See Note 2 for additional information on the Corporation's acquisitions.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of core deposit intangibles, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. During the first quarter of 2018, the Corporation added approximately $58 million of core deposit intangibles as a result of the Bank Mutual acquisition. In addition, the Corporation added approximately $8 million of other intangibles relating to customer relationships associated with the Diversified acquisition. See Note 2 for additional information on the Corporation's acquisitions. For core deposit intangibles and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	($ in Thousands)
Core deposit intangibles
Gross carrying amount	$58,100	$4,385
Accumulated amortization	(968)	(4,385)
Net book value	$57,132	$—
Additions during the periods	$58,100	$—
Amortization during the year	$968	$112
Other intangibles
Gross carrying amount	$42,131	$34,572
Accumulated amortization	(19,549)	(18,992)
Net book value	$22,582	$15,580
Additions during the period	$7,559	$2,162
Amortization during the year	$557	$1,847
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$59,168	$62,085
Additions from acquisition	8,136	—
Additions	1,737	7,167
Amortization	(2,324)	(10,084)
Mortgage servicing rights at end of period	$66,717	$59,168
Valuation allowance at beginning of period	(784)	(609)
(Additions) recoveries, net	474	(175)
Valuation allowance at end of period	(310)	(784)
Mortgage servicing rights, net	$66,407	$58,384
Fair value of mortgage servicing rights	$81,810	$64,387
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,507,294	$7,646,846
Mortgage servicing rights, net to servicing portfolio	0.78%	0.76%
Mortgage servicing rights expense (a)	$1,849	$10,259

(a)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2018. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine Months Ended December 31, 2018	$4,358	$2,045	$7,115
2019	5,810	2,428	9,324
2020	5,810	2,311	8,078
2021	5,810	2,287	6,977
2022	5,810	2,263	6,035
2023	5,810	2,244	5,234
Beyond 2023	23,724	9,004	23,954
Total Estimated Amortization Expense	$57,132	$22,582	$66,717

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year).

	March 31, 2018	December 31, 2017
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$69,085	$141,950
Securities sold under agreements to repurchase	214,869	182,865
Federal funds purchased and securities sold under agreements to repurchase	283,954	324,815
FHLB advances	1,780,000	284,000
Commercial paper	82,420	67,467
Other short-term funding	1,862,420	351,467
Total short-term funding	$2,146,374	$676,282
Long-Term Funding
FHLB advances	$2,735,887	$2,900,168
Senior notes, at par	250,000	250,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(2,549)	(2,718)
Total long-term funding	3,233,338	3,397,450
Total short and long-term funding	$5,379,712	$4,073,732
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of March 31, 2018, the Corporation pledged agency mortgage-related securities with a fair value of $288 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 are presented in the following table.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2018			($ in Thousands)
Repurchase agreements
Agency mortgage-related securities	$214,869	$—	$—	$—	$214,869
Total	$214,869	$—	$—	$—	$214,869
December 31, 2017
Repurchase agreements
Agency mortgage-related securities	$182,865	$—	$—	$—	$182,865
Total	$182,865	$—	$—	$—	$182,865

Long-Term Funding

FHLB advances: At March 31, 2018, the long-term FHLB advances had maturity or call dates primarily ranging from 2018 through 2019, and had a weighted average interest rate of 1.50%, compared to 1.26% at December 31, 2017. The majority of FHLB advances are indexed to the FHLB discount note and re-price at varying intervals. The advances offer flexible, low cost, long-term funding that improves the Corporation’s liquidity profile.
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
Note 10 Derivative and Hedging Activities
The Corporation is exposed to certain risk arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Corporation's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation's known or expected cash receipts and its known or expected cash payments principally related to the Corporation's assets.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation pledged $28 million of investment securities as collateral at March 31, 2018, and pledged $24 million of investment securities as collateral at December 31, 2017. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At March 31, 2018 the Corporation posted $29 million of cash collateral for the margin compared to $22 million at December 31, 2017.
Fair Value Hedges of Interest Rate Risk
The Corporation is exposed to changes in the fair value of certain of its pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.
For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.
Derivatives to Accommodate Customer Needs
The Corporation also facilitates customer borrowing activity by entering into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of Capital market fees, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
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
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments.

	March 31, 2018			December 31, 2017
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate-related instruments — customer and mirror	$2,626,982	$53,189	Trading assets	$2,183,687	$28,494	Trading assets
Interest rate-related instruments — customer and mirror	2,626,982	(52,238)	Trading liabilities	2,183,687	(28,035)	Trading liabilities
Foreign currency exchange forwards	140,554	2,612	Trading assets	124,851	2,495	Trading assets
Foreign currency exchange forwards	137,073	(2,484)	Trading liabilities	118,094	(2,339)	Trading liabilities
Commodity contracts	467,979	47,089	Trading assets	457,868	38,686	Trading assets
Commodity contracts	467,957	(45,525)	Trading liabilities	457,108	(37,286)	Trading liabilities
Interest rate lock commitments (mortgage)	312,567	3,032	Other assets	222,736	1,538	Other assets
Forward commitments (mortgage)	245,000	(303)	Other liabilities	164,567	(313)	Other liabilities
Purchased options (time deposit)	26,389	951	Other assets	31,063	1,175	Other assets
Written options (time deposit)	26,389	(951)	Other liabilities	31,063	(1,175)	Other liabilities
Derivatives designated as hedging instruments
Interest Rate Products	250,000	258	Other assets	—	—	Other assets

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

	Line Item in the Statement of Financial Position in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	March 31, 2018
Loans and investment securities receivables (a)	249,724	276
Total	$249,724	$276

(a)
These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $523 million; the cumulative basis adjustments associated with these hedging relationships was $275,767; and the amounts of the designated hedged items were $250 million.

The table below identifies the effect of fair value hedge accounting on the Corporation's statement of performance during the three months ended March 31, 2018.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2018		Year Ended December 31, 2017
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	18	—	—	—
The effects of fair value and cash flow hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	276	—	—	—
Derivatives designated as hedging instruments	(258)	—	—	—
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's statement of performance during the three months ended March 31, 2018.

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Three Months Ended March 31,
($ in Thousands)		2018	2017
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$492	$245
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,494	1,597
Forward commitments (mortgage)	Mortgage banking, net	10	(3,281)
Foreign currency exchange forwards	Capital market fees, net	(28)	(21)
Commodity contracts	Capital market fees, net	164	226

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

	Gross amounts recognized			Gross amounts not offset in the balance sheet
		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Collateral	Net amount
	($ in Thousands)
March 31, 2018
Derivative assets
Interest and commodity agreements	$47,528	$—	$47,528	$(43,105)	$(1,337)	$3,086
Derivative liabilities
Interest and commodity agreements	$43,105	$—	$43,105	$(43,105)	$—	$—
December 31, 2017
Derivative assets
Interest and commodity agreements	$29,503	$—	$29,503	$(29,503)	$—	$—
Derivative liabilities
Interest and commodity agreements	$37,164	$—	$37,164	$(29,503)	$(7,661)	$—

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

	March 31, 2018	December 31, 2017
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (a) (b)	$8,481,563	$8,027,187
Commercial letters of credit (a)	12,456	11,886
Standby letters of credit (c)	253,857	235,361

(a)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2018 or December 31, 2017.

(b)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

(c)	The Corporation has established a liability of $2 million at March 31, 2018 and December 31, 2017, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $26 million at March 31, 2018 and $24 million at December 31, 2017, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at March 31, 2018 was $142 million, compared to $147 million at December 31, 2017.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The aggregate carrying value of these investments at March 31, 2018 was $24 million, compared to $23 million at December 31, 2017, included in other assets on the consolidated balance sheets.
Related to these investments, the Corporation had remaining commitments to fund $111 million at March 31, 2018, and $119 million at December 31, 2017.

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
Two complaints were filed against the Bank on January 11, 2016 in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division in connection with the In re: World Marketing Chicago, LLC, et al Chapter 11 bankruptcy proceeding. In the first complaint, The Official Committee of Unsecured Creditors of World Marketing Chicago, LLC, et al v. Associated Bank, N.A., the plaintiff seeks to avoid guarantees and pledges of collateral given by the debtors to secure a revolving financing commitment of $6 million to the debtors’ parent company from the Bank. The plaintiff alleges a variety of legal theories under federal and state law, including fraudulent conveyance, preferential transfer and conversion, in support of its position. The plaintiff seeks return of approximately $4 million paid to the Bank and the avoidance of the security interest in the collateral securing the remaining indebtedness to the Bank. In the second complaint, American Funds Service Company v. Associated Bank, N.A., the plaintiff alleges that approximately $600,000 of funds it had advanced to the World Marketing entities to apply towards future postage fees was swept by the Bank from World Marketing’s bank accounts. Plaintiff seeks the return of such funds from the Bank under several theories, including Sec. 541(d) of the Bankruptcy Code, the creation of a resulting trust, and unjust enrichment. On February 7, 2018, both cases were settled, and the Bank received approximately $540,000 from the proceeds of the liquidation of its collateral. Both cases were dismissed on February 16, 2018.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $394 thousand and $1 million during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The loss reimbursement and settlement claims paid for the three months ended March 31, 2018 were zero and negligible for the year ended December 31, 2017. Make whole requests during 2017 and the first three months of 2018 generally arose from loans sold during the period of January 1, 2012 to December 31, 2017, which totaled $10.0 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2018, approximately $6.0 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	($ in Thousands)
Balance at beginning of period	$987	$900
Repurchase provision expense	56	246
Charge offs, net	(48)	(159)
Amount recorded at acquisition	88	—
Balance at end of period	$1,083	$987
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2018, and December 31, 2017, there were approximately $36 million and $44 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2018 and December 31, 2017, there were $69 million and $73 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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
Residential Loans Held for Sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at estimated fair value. Management has elected the fair value option to account for all newly originated mortgage loans held for sale which results in the financial impact of changing market conditions being reflected currently in earnings as opposed to being dependent upon the timing of sales. Therefore, the continually adjusted values better reflect the price the Corporation expects to receive from the sale of such loans. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 fair value measurement.
Derivative Financial Instruments (Interest Rate-Related Instruments): The Corporation utilizes interest rate swaps to hedge exposure to interest rate risk and variability of fair value associated to changes in the underlying interest rate of the hedged item. These hedged interest rate swaps are classified as fair value hedges. See Note 10 for additional disclosure regarding the Corporation’s fair value hedges.
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
The discounted cash flow analysis component in the fair value measurement reflects the contractual terms of the derivative financial instruments, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. More specifically, the fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) with the variable cash payments (or receipts) based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Likewise, the fair values of interest rate options (i.e., interest rate caps) are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (or rise above) the strike rate of the floors (or caps), with the variable interest rates used in the calculation of projected receipts on the floor (or cap) based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2018, and December 31, 2017, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Hierarchy	March 31, 2018	December 31, 2017
		($ in Thousands)
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$995	$996
Residential mortgage-related securities
FNMA / FHLMC	Level 2	430,073	464,768
GNMA	Level 2	2,310,306	1,913,350
Private-label	Level 2	1,044	1,059
GNMA commercial mortgage-related securities	Level 2	1,448,369	1,513,277
FFELP asset backed securities	Level 2	290,300	145,176
Other equity securities	Level 1	1,599	1,632
Other debt securities	Level 2	3,188	3,188
Total investment securities available for sale	Level 1	2,594	2,628
Total investment securities available for sale	Level 2	4,483,281	4,040,818
Residential loans held for sale	Level 2	103,953	85,544
Commercial loans held for sale	Level 2	6,091	—
Interest rate-related instruments	Level 2	53,189	28,494
Foreign currency exchange forwards	Level 2	2,612	2,495
Interest rate products (designated as hedging instruments)	Level 2	258	—
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	3,032	1,538
Commodity contracts	Level 2	47,089	38,686
Purchased options (time deposit)	Level 2	951	1,175
Liabilities
Interest rate-related instruments	Level 2	$52,238	$28,035
Foreign currency exchange forwards	Level 2	2,484	2,339
Forward commitments to sell residential mortgage loans	Level 3	303	313
Commodity contracts	Level 2	45,525	37,286
Written options (time deposit)	Level 2	951	1,175

The table below presents a rollforward of the balance sheet amounts for the three months ended March 31, 2018 and the year ended December 31, 2017, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2016	$200	$3,114
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	(1,889)
Transfer out of level 3 securities (a)	(200)	—
Balance December 31, 2017	$—	$1,225
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	1,501
Balance March 31, 2018	$—	$2,726

(a) During the first quarter of 2017, the $200,000 level 3 investment security was transferred to level 2 based upon new pricing information.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held for Sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At March 31, 2018, the closing ratio was 85%.
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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2018, the Corporation utilized the following valuation techniques and significant unobservable inputs.
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

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
March 31, 2018
Assets
Commercial loans held for sale(a)	Level 2	$6,091	Provision for credit losses	$—
Impaired loans(b)	Level 3	74,038	Provision for credit losses(c)	(14,518)
Other real estate owned	Level 2	2,088	Foreclosure / OREO expense, net	(553)
Mortgage servicing rights	Level 3	81,810	Mortgage banking, net	474

December 31, 2017
Assets
Impaired loans(b)	Level 3	$92,534	Provision for credit losses(c)	$(32,159)
Other real estate owned	Level 2	2,604	Foreclosure / OREO expense, net	(939)
Mortgage servicing rights	Level 3	64,387	Mortgage banking, net	(175)

(a)	Commercial loans held for sale are carried at the lower of cost or estimated fair value. When the cost is less than or equal to the estimated fair value, no adjustment is recognized in income.

(b)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

(c)	Represents provision for credit losses on individually evaluated impaired loans.

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

The table below presents information about these inputs and further discussion is found above.

	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
March 31, 2018
Mortgage servicing rights	Discounted cash flow	Discount rate	11%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9%
Impaired Loans	Appraisals / Discounted cash flow	Collateral / Discount factor	28%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments.

		March 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$328,260	$328,260	$483,666	$483,666
Interest-bearing deposits in other financial institutions	Level 1	94,918	94,918	199,702	199,702
Federal funds sold and securities purchased under agreements to resell	Level 1	10,000	10,000	32,650	32,650
Investment securities held to maturity	Level 2	2,443,203	2,407,197	2,282,853	2,283,574
Investment securities available for sale	Level 1	2,594	2,594	2,628	2,628
Investment securities available for sale	Level 2	4,483,281	4,483,281	4,040,818	4,040,818
FHLB and Federal Reserve Bank stocks	Level 2	233,216	233,216	165,331	165,331
Residential loans held for sale	Level 2	103,953	103,953	85,544	85,544
Commercial loans held for sale	Level 2	6,091	6,091	—	—
Loans, net	Level 3	22,553,433	22,195,415	20,519,111	20,314,984
Bank and corporate owned life insurance	Level 2	657,841	657,841	591,057	591,057
Derivatives (trading and other assets)	Level 2	104,099	104,099	70,850	70,850
Derivatives (trading and other assets)	Level 3	3,032	3,032	1,538	1,538
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$21,148,230	$21,148,230	$20,436,893	$20,436,893
Brokered CDs and other time deposits	Level 2	2,677,372	2,677,372	2,349,069	2,349,069
Short-term funding	Level 2	2,146,374	2,146,374	676,282	676,282
Long-term funding	Level 2	3,233,338	3,242,517	3,397,450	3,411,368
Standby letters of credit(a)	Level 2	2,468	2,468	2,402	2,402
Derivatives (trading and other liabilities)	Level 2	101,198	101,198	68,835	68,835
Derivatives (trading and other liabilities)	Level 3	303	303	313	313

(a)
The commitment on standby letters of credit was $254 million and $235 million at March 31, 2018 and December 31, 2017, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Bank Mutual was acquired on February 1, 2018. The Bank Mutual Pension Plan has not yet been merged into the Corporation's Retirement Account Plan. However, Bank Mutual's Postretirement Plan was merged into the Corporation's Postretirement Plan during the first quarter of 2018.
The components of net periodic benefit cost for the RAP, Bank Mutual Pension Plan, and \Postretirement Plan for three months ended March 31, 2018 and 2017 were as follows.

	Three Months Ended March 31,
	2018	2017
	($ in Thousands)
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,893	$1,781
Interest cost	1,660	1,756
Expected return on plan assets	(4,755)	(4,881)
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss	463	488
Total net pension cost	$(759)	$(875)
Bank Mutual Pension Plan (a)
Interest cost	$433	N/A
Expected return on plan assets	(532)	N/A
Total net pension cost	$(99)	N/A
Postretirement Plan (b)
Interest cost	$26	$24
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss	2	—
Total net periodic benefit cost	$9	$5

(a)	The reported figures for first quarter 2018 only include two months of expense due to the timing of the Bank Mutual acquisition. See Note 2 for additional information on the Bank Mutual acquisition.

(b)
The portion of the Postretirement Plan attributed to Bank Mutual's Postretirement Plan only includes two months of expense due to the timing of the Bank Mutual acquisition. See Note 2 for additional information on the Bank Mutual acquisition.

The components of net periodic benefit cost other than the service cost component are included in the line item "other" of noninterest expense in the Consolidated Statements of Income.

Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2017 Annual Report on Form 10-K, with certain exceptions. The more significant of these exceptions are described herein.
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
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an incurred loss model using the methodologies described in the Corporation’s 2017 Annual Report on Form 10-K to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
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
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2017 Annual Report on Form 10-K.
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). In addition, the Risk Management and Shared Services segment includes certain unallocated expenses related to Bank Mutual's shared services and operations prior to system conversion in late June 2018.
Information about the Corporation’s segments is presented below.

Segment Income Statement Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2018
Net interest income	$95,958	$103,543	$10,370	$209,871
Noninterest income	12,683	74,036	3,661	90,380
Total revenue	108,641	177,579	14,031	300,251
Credit provision(a)	10,598	4,966	(15,563)	—
Noninterest expense	39,250	127,144	46,571	212,965
Income (loss) before income taxes	58,793	45,469	(16,977)	87,285
Income tax expense (benefit)	11,426	9,549	(3,146)	17,829
Net income (loss)	$47,367	$35,920	$(13,831)	$69,456
Return on average allocated capital (ROCET1)(b)	16.4%	23.0%	(11.2)%	11.4%
Three Months Ended March 31, 2017
Net interest income	$89,388	$88,928	$1,958	$180,274
Noninterest income	11,993	64,870	2,968	79,831
Total revenue	101,381	153,798	4,926	260,105
Credit provision(a)	11,580	4,507	(7,087)	9,000
Noninterest expense	37,479	116,097	20,115	173,691
Income (loss) before income taxes	52,322	33,194	(8,102)	77,414
Income tax expense (benefit)	17,649	11,618	(8,123)	21,144
Net income	$34,673	$21,576	$21	$56,270
Return on average allocated capital (ROCET1)(b)	12.6%	15.2%	(2.5)%	10.6%

Segment Balance Sheet Data
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Three Months Ended March 31, 2018
Average earning assets	$11,389,211	$10,137,899	$7,755,022	$29,282,132
Average loans	11,378,390	10,133,202	566,936	22,078,529
Average deposits	8,057,246	13,096,782	2,496,870	23,650,898
Average allocated capital (CET1)(b)	$1,171,038	$632,723	$586,172	$2,389,933
Three Months Ended March 31, 2017
Average earning assets	$10,759,811	$9,130,457	$6,449,046	$26,339,314
Average loans	10,753,314	9,128,656	190,755	20,072,725
Average deposits	6,420,401	11,337,064	3,708,257	21,465,722
Average allocated capital (CET1)(b)	$1,114,610	$576,464	$370,675	$2,061,749

(a)	The consolidated credit provision is equal to the actual reported provision for credit losses.

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

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2018 and 2017, changes during the three month periods then ended, and reclassifications out of accumulated other comprehensive income (loss) during the three month periods ended March 31, 2018 and 2017, respectively.

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2018	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	(41,834)	—	(41,834)
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	(38)	(38)
Other expense	—	465	465
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(297)	—	(297)
Income tax (expense) benefit	10,635	(107)	10,528
Net other comprehensive income (loss) during period	(40,000)	(4,915)	(44,915)
Balance March 31, 2018	$(78,453)	$(29,220)	$(107,673)

Balance January 1, 2017	$(20,079)	$(34,600)	$(54,679)
Other comprehensive income (loss) before reclassifications	(2,112)	—	(2,112)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities gain (loss), net	—	—	—
Personnel expense	—	(38)	(38)
Other expense	—	488	488
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(1,027)	—	(1,027)
Income tax (expense) benefit	1,195	(171)	1,024
Net other comprehensive income (loss) during period	(1,944)	279	(1,665)
Balance March 31, 2017	$(22,023)	$(34,321)	$(56,344)

Note 17 Revenues
On January 1, 2018, the Corporation adopted Topic 606 using the modified retrospective method. As stated in Note 3, the implementation of the new standard had an immaterial impact to the Corporation. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.
Revenue is recognized when obligations under the terms of a contract with our customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation.
The following table disaggregates our revenue by major source for the three months ended March 31, 2018 and March 31, 2017.

Three Months Ended March 31, 2018
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Insurance commissions and fees	$—	$22,624	$24	$22,648
Service charges and deposit account fees	4,225	12,183	12	16,420
Card-based and loan fees(1)	315	9,529	25	9,869
Trust and asset management fees	—	13,369	—	13,369
Brokerage commissions and fees	—	7,032	241	7,273
Other revenue	655	2,461	30	3,146
Noninterest Income (in-scope of Topic 606)	$5,195	$67,198	$332	$72,725
Noninterest Income (out-of-scope of Topic 606)	7,488	6,838	3,329	17,655
Total Noninterest Income	$12,683	$74,036	$3,661	$90,380
(1) Loan fees are out-of-scope of Topic 606.

Three Months Ended March 31, 2017
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Insurance commissions and fees	$—	$21,620	$—	$21,620
Service charges and deposit account fees	4,441	11,889	26	16,356
Card-based and loan fees(1)	272	8,144	5	8,421
Trust and asset management fees	—	11,935	—	11,935
Brokerage commissions and fees	—	4,333	—	4,333
Other revenue	44	2,119	53	2,216
Noninterest Income (in-scope of Topic 606)	$4,757	$60,040	$84	$64,881
Noninterest Income (out-of-scope of Topic 606)	7,236	4,830	2,884	14,950
Total Noninterest Income	$11,993	$64,870	$2,968	$79,831
(1) Loan fees are out-of-scope of Topic 606.

During the first quarter of 2018, the Corporation acquired Bank Mutual. This acquisition resulted in increased service charges and deposit account fees and card-based and loan fees. In addition, the Corporation acquired Diversified Investment Solutions and Whitnell & Co. since the first quarter of 2017, which resulted in increased trust and asset management fees and brokerage commissions and fees.

Below is a listing of performance obligations for our main revenue streams.

Revenue Stream	Noninterest income in-scope of Topic 606
Insurance commissions and fees
The Corporation's insurance revenue has two distinct performance obligations. The first performance obligation is the selling of the policy as an agent for the carrier. This performance obligation is satisfied upon binding of the policy. The second performance obligation is the ongoing servicing of the policy which is satisfied over the life of the policy. For employee benefits, the payment is typically received monthly. For property and casualty, payments can vary, but are typically received at, or in advance, of the policy period.

Service charges and deposit account fees
Service charges on deposit accounts consist of monthly service fees (i.e. business analysis fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Card-based and loan fees(1)
Card-based and loan fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.

Trust and asset management fees
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Brokerage commissions and fees
Brokerage commissions and fees primarily consists of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.

(1) Loan fees are out-of-scope of Topic 606.
Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the expected cost plus margin.
Practical Expedients
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Using the practical expedient, for contracts with a term of one year or less, the Corporation recognizes incremental costs of obtaining those contracts as an expense when incurred.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, and as may be described from time to time in the Corporation’s subsequent SEC filings.

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
Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Performance Summary

•
Average loans of 22.1 billion increased $2.0 billion, or 10%, from the first three months of 2017. Average deposits of $23.7 billion increased $2.2 billion, or 10%, from the first three months of 2017. For the remainder of 2018, the Corporation expects 1% to 2% quarterly loan growth and to maintain the loan to deposit ratio under 100%.

•
Net interest income of $210 million increased $30 million, or 16%, from the first three months of 2017. Net interest margin was 2.92%, compared to 2.84% for the first three months of 2017. For the remainder of 2018, the Corporation expects an improving year over year net interest margin.

•
Provision for credit losses was $0, down from $9 million the first three months of 2017. For the remainder of 2018, the Corporation expects the provision for loan losses will change based on changes in risk grade or other indicators of credit quality, and loan volume.

•	Noninterest income of $90 million was up $11 million, or 13% from the first three months of 2017. For 2018, the Corporation expects noninterest income of approximately $365 million to $375 million.

•
Noninterest expense of $213 million, including $21 million of acquisition related costs, was up $39 million, or 23% compared to the first three months 2017. For 2018, the Corporation expects noninterest expense to be approximately $825 million, which includes the $40 million of expected acquisition related costs.

Table 1 Summary Results of Operations: Trends

	1Q18	4Q17	3Q17	2Q17	1Q17
	($ in Thousands, except per share data)
Net income	$69,456	$50,010	$65,001	$57,983	$56,270
Net income available to common equity	67,117	47,671	62,662	55,644	53,940
Earnings per common share - basic	0.41	0.31	0.41	0.36	0.36
Earnings per common share - diluted	0.40	0.31	0.41	0.36	0.35
Effective tax rate	20.43%	44.34%	30.55%	25.58%	27.31%

Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Quarter ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans (1) (2) (3)
Commercial and business lending	$7,313,621	$74,706	4.14%	$7,178,384	$68,440	3.79%	$7,199,481	$60,680	3.42%
Commercial real estate lending	5,399,429	61,504	4.62%	4,873,889	49,744	4.05%	4,999,994	45,135	3.66%
Total commercial	12,713,050	136,210	4.34%	12,052,273	118,184	3.89%	12,199,475	105,815	3.52%
Residential mortgage	8,010,381	66,402	3.32%	7,546,288	59,979	3.18%	6,564,600	53,306	3.25%
Retail	1,355,098	17,852	5.29%	1,265,055	16,853	5.31%	1,308,650	15,450	4.74%
Total loans	22,078,529	220,464	4.03%	20,863,616	195,016	3.72%	20,072,725	174,571	3.51%
Investment securities
Taxable	5,576,826	30,104	2.16%	4,986,279	25,614	2.05%	4,830,421	23,475	1.94%
Tax-exempt (1)	1,312,913	11,613	3.54%	1,206,078	12,909	4.28%	1,138,010	12,438	4.37%
Other short-term investments	313,864	2,177	2.80%	382,762	2,138	2.22%	298,158	1,536	2.08%
Investments and other	7,203,603	43,894	2.44%	6,575,119	40,661	2.47%	6,266,589	37,449	2.39%
Total earning assets	29,282,132	$264,358	3.64%	27,438,735	$235,677	3.42%	26,339,314	$212,020	3.24%
Other assets, net	2,884,248			2,542,484			2,441,013
Total assets	$32,166,380			$29,981,219			$28,780,327
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$1,722,665	$202	0.05%	$1,554,639	$209	0.05%	$1,465,811	$188	0.05%
Interest-bearing demand	4,712,115	8,553	0.74%	4,462,725	7,462	0.66%	4,251,357	4,210	0.40%
Money market	9,415,869	17,827	0.77%	8,743,614	14,274	0.65%	9,169,141	9,388	0.42%
Time deposits	2,715,292	6,830	1.02%	2,354,828	6,198	1.04%	1,613,331	3,138	0.79%
Total interest-bearing deposits	18,565,941	33,412	0.73%	17,115,806	28,143	0.65%	16,499,640	16,924	0.42%
Federal funds purchased and securities sold under agreements to repurchase	275,578	522	0.77%	279,817	420	0.60%	495,311	515	0.42%
Other short-term funding	884,633	3,005	1.38%	600,492	1,731	1.14%	683,306	1,080	0.64%
Total short-term funding	1,160,211	3,527	1.23%	880,309	2,151	0.97%	1,178,617	1,595	0.55%
Long-term funding	3,422,947	14,722	1.74%	3,332,140	13,023	1.55%	2,761,850	7,996	1.17%
Total short and long-term funding	4,583,158	18,249	1.61%	4,212,449	15,174	1.43%	3,940,467	9,591	0.98%
Total interest-bearing liabilities	23,149,099	$51,661	0.90%	21,328,255	$43,317	0.81%	20,440,107	$26,515	0.52%
Noninterest-bearing demand deposits	5,084,957			5,133,977			4,966,082
Other liabilities	395,008			302,981			250,747
Stockholders’ equity	3,537,316			3,216,006			3,123,391
Total liabilities and stockholders’ equity	$32,166,380			$29,981,219			$28,780,327
Interest rate spread			2.74%			2.61%			2.72%
Net free funds			0.18%			0.18%			0.12%
Fully tax-equivalent net interest income and net interest margin		$212,697	2.92%		$192,360	2.79%		$185,505	2.84%
Fully tax-equivalent adjustment		2,826			5,355			5,231
Net interest income		$209,871			$187,005			$180,274
Bank Mutual net accreted purchase loan discount		$6,076			$—			$—

(1)
Beginning in 2018, the yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions. Prior to 2018, the yield on tax-exempt loans and securities was computed on a fully tax-equivalent basis using a tax rate of 35% and was net of the effects of certain disallowed interest deductions.

(2)	Nonaccrual loans and loans held for sale have been included in the average balances.

(3)	Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $210 million for the first three months of 2018 compared to $180 million for the first three months of 2017. The primary reason for increased net interest income and earning assets from last year was the acquisition of Bank Mutual in February 2018. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rate risk and market risk.

•	Fully tax-equivalent net interest income of $213 million for the first three months of 2018 was $27 million higher than the first three months of 2017.

•
Accreted income from the acquisition of the Bank Mutual loan portfolio contributed $6 million to net interest income for the first quarter of 2018. Approximately $2 million of the accreted income was from prepayments and other adjustments.

•
Average earning assets of $29.3 billion for the first three months of 2018 were $2.9 billion, or 11%, higher than the first three months of 2017. Average loans increased $2.0 billion, or 10% primarily due to an increase of $1.4 billion, or 22% in residential mortgage loans.

•
Average interest-bearing liabilities of $23.1 billion for the first three months of 2018 were up $2.7 billion, or 13% versus the first three months of 2017. On average, interest-bearing deposits increased $2.1 billion and long-term funding increased $661 million from the first three months of 2017.

•	The net interest margin for the first three months of 2018 was 2.92%, compared to 2.84% for the first three months of 2017.

•
The cost of interest-bearing liabilities was 0.90% for the first three months of 2018, which was 38 bps higher than the first three months of 2017. The increase was primarily due to a 31 bp increase in the cost of average interest-bearing deposits (to 0.73%) and a 68 bp increase in the cost of short-term funding (to 1.23%), both primarily due to increases in the Federal Reserve interest rate.

•
The Federal Reserve increased the targeted federal funds rate on March 21, 2018, to a range of 1.50% to 1.75% which compares to a range of 0.75% to 1.00% at the end of the first quarter of 2017. The Federal Reserve has indicated that it expects gradual increases in the Federal Funds rate. However, the timing and magnitude of any such increases are uncertain and will depend on domestic and global economic conditions.

Provision for Credit Losses
There was no provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the three months ended March 31, 2018, compared to $9 million for the three months ended March 31, 2017. Net charge offs were $9 million (representing 0.17% of average loans) for the three months ended March 31, 2018, compared to $6 million (representing 0.11% of average loans) for the three months ended March 31, 2017. The ratio of the allowance for loan losses to total loans was 1.13% for March 31, 2018 and 1.40% for March 31, 2017.
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

Noninterest Income
Table 3 Noninterest Income

						1Q18 Change vs
($ in Thousands)	1Q18	4Q17	3Q17	2Q17	1Q17	4Q17	1Q17
Insurance commissions and fees	$22,648	$19,186	$19,815	$20,853	$21,620	18%	5%
Service charges and deposit account fees	16,420	15,773	16,268	16,030	16,356	4%	—%
Card-based and loan fees	13,422	13,840	12,619	13,764	12,465	(3)%	8%
Trust and asset management fees	13,369	13,125	12,785	12,346	11,935	2%	12%
Brokerage commissions and fees	7,273	6,864	4,392	4,346	4,333	6%	68%
Total core fee-based revenue	73,132	68,788	65,879	67,339	66,709	6%	10%
Mortgage banking income	8,219	5,507	9,147	7,692	7,273	49%	13%
Mortgage servicing rights (expense)	1,849	2,337	2,563	2,665	2,694	(21)%	(31)%
Mortgage banking, net	6,370	3,169	6,585	5,027	4,579	101%	39%
Capital markets, net	5,306	7,107	4,610	4,042	3,883	(25)%	37%
Bank and corporate owned life insurance	3,187	3,156	6,580	3,899	2,615	1%	22%
Other	2,492	2,777	2,254	2,213	2,279	(10)%	9%
Subtotal	90,487	84,997	85,908	82,520	80,065	6%	13%
Asset gains(losses), net	(107)	(528)	(16)	(466)	(234)	(80)%	(54)%
Investment securities gains(losses), net	—	75	3	356	—	(100)%	N/M
Total noninterest income	$90,380	$84,544	$85,895	$82,410	$79,831	7%	13%
Mortgage loans originated for sale during period	$197,603	$249,222	$245,851	$119,004	$101,280	(21)%	95%
Mortgage loan settlements during period	$187,624	$268,254	$187,568	$167,550	$196,578	(30)%	(5)%
Assets under management, at market value (a)	$10,540	$10,555	$9,243	$8,997	$8,716	0%	21%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage firms

Notable Contributions to the Change in Noninterest Income

•
Fee-based revenue was $73 million, an increase of $6 million (10%) compared to the first three months of 2017. Within fee based revenue, brokerage commissions and fees increased $3 million (68%), primarily due to the acquisition of Whitnell & Co in the fourth quarter of 2017. In addition, trust and asset management fees increased $1 million (12%), primarily due to an increase in assets under management.

•
Net mortgage banking income for the first three months of 2018 was $6 million, up $2 million (39%) from the first three months of 2017, primarily due to the Corporation's strategy to hold mortgages on balance sheet during the first quarter of 2017.

Noninterest Expense
Table 4 Noninterest Expense

						1Q18 Change vs
($ in Thousands)	1Q18	4Q17	3Q17	2Q17	1Q17	4Q17	1Q17
Personnel(2)	$117,685	$107,031	$108,098	$107,066	$106,782	10%	10%
Occupancy	15,357	13,497	12,294	12,832	15,219	14%	1%
Technology	17,715	17,878	15,233	15,473	14,420	(1)%	23%
Equipment	5,556	5,250	5,232	5,234	5,485	6%	1%
Business development and advertising	6,693	8,195	7,764	7,152	5,835	(18)%	15%
Legal and professional	5,413	6,384	6,248	5,711	4,166	(15)%	30%
Card Issuance and loan costs	3,304	2,836	3,330	2,974	2,620	17%	26%
Foreclosure / OREO expense, net	723	1,285	906	1,182	1,505	(44)%	(52)%
FDIC assessment	8,250	7,500	7,800	8,000	8,000	10%	3%
Other intangible amortization	1,525	500	450	496	513	205%	197%
Acquisition related costs (1)	20,605	—	—	—	—	N/M	N/M
Other(2)	10,140	11,343	10,072	10,196	9,146	(11)%	11%
Total noninterest expense	$212,965	$181,699	$177,427	$176,316	$173,691	17%	23%
N/M = Not Meaningful
(1) Includes Bank Mutual acquisition-related costs only.
(2) During the first quarter of 2018, the Corporation adopted a new accounting standard related to the presentation of net periodic pension cost and net periodic postretirement benefit cost which required the disaggregation of the service cost component from the other components of net benefit cost and net periodic postretirement benefit cost. Under this new accounting standard, the other components of net benefit cost and net periodic postretirement benefit cost were reclassified from personnel expense to other noninterest expense. All prior periods have been restated to reflect this change in presentation.

Notable Contributions to the Change in Noninterest Expense

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $118 million for the first three months of 2018, up $11 million (10%) from the first three months of 2017, primarily driven by the additional cost of Bank Mutual staff.

•
All other nonpersonnel noninterest expense on a combined basis was $95 million, up $25 million compared to the first three months of 2017. The increase was primarily driven by $21 million of acquisition related costs pertaining to Bank Mutual. In addition, technology expense increased $3 million (23%) from the first three months of 2017, driven by investments in technology solutions that meet evolving customer needs and improve operational efficiency.

Income Taxes

The Corporation recognized income tax expense of $18 million for the three months ended March 31, 2018, compared to income tax expense of $21 million for the three months ended March 31, 2017. The change in income tax expense was due primarily to a decrease in federal corporate income tax rates from 35% to 21% coupled with an increase in pre-tax book income. The effective tax rate was 20.43% for the first three months of 2018, compared to an effective tax rate of 27.31% for the first three months of 2017.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section Critical Accounting Policies, in the Corporation’s 2017 Annual Report on Form 10-K for additional information on income taxes.

Balance Sheet Analysis

•
At March 31, 2018, total assets were $33.4 billion, up $2.9 billion (9%) from December 31, 2017 and up $4.3 billion (15%) from March 31, 2017. On February 1, 2018, the Corporation added $2.8 billion of assets as a result of the Bank Mutual acquisition.

•
Loans of $22.8 billion at March 31, 2018 were up $2.0 billion (10%) from December 31, 2017 and were up $2.7 billion (13%) from March 31, 2017. On February 1, 2018, the Corporation added $1.9 billion of loans as a result of the Bank Mutual acquisition. See section Loans for additional information on loans.

•
At March 31, 2018, total deposits of $23.8 billion were up $1.0 billion (5%) from December 31, 2017 and were up $2.0 billion (9%) from March 31, 2017. On February 1, 2018, the Corporation assumed $1.8 billion of deposits as a result of the Bank Mutual acquisition. These inflows were partially offset by seasonal deposit outflows. See section Deposits and Customer Funding for additional information on deposits.

•
Short and long-term funding of $5.4 billion increased $1.3 billion (32%) from December 31, 2017 and increased $1.5 billion (40%) from March 31, 2017. During the quarter, the Corporation reduced network transaction deposits with lower costs, fixed rate, short-term FHLB advances.

Loans
Table 5 Period End Loan Composition

	March 31, 2018(a)		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$6,756,983	30%	$6,399,693	31%	$6,534,660	31%	$6,571,000	32%	$6,300,646	31%
Commercial real estate — owner occupied	900,913	4%	802,209	4%	827,064	4%	845,336	4%	878,391	4%
Commercial and business lending	7,657,896	34%	7,201,902	35%	7,361,724	35%	7,416,336	36%	7,179,037	35%
Commercial real estate — investor	4,077,671	18%	3,315,254	16%	3,345,536	16%	3,329,585	16%	3,415,355	17%
Real estate construction	1,579,778	7%	1,451,684	7%	1,552,135	8%	1,651,805	8%	1,553,205	8%
Commercial real estate lending	5,657,449	25%	4,766,938	23%	4,897,671	24%	4,981,390	24%	4,968,560	25%
Total commercial	13,315,345	58%	11,968,840	58%	12,259,395	59%	12,397,726	60%	12,147,597	60%
Residential mortgage	8,197,223	36%	7,546,534	36%	7,408,471	35%	7,115,457	34%	6,715,282	33%
Home equity	923,470	4%	883,804	4%	890,130	4%	897,111	4%	911,969	5%
Other consumer	374,453	2%	385,813	2%	373,464	2%	372,775	2%	372,835	2%
Total consumer	9,495,146	42%	8,816,151	42%	8,672,065	41%	8,385,343	40%	8,000,086	40%
Total loans	$22,810,491	100%	$20,784,991	100%	$20,931,460	100%	$20,783,069	100%	$20,147,683	100%
(a) Includes $15 million of purchased credit-impaired loans

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2017 and the first three months of 2018. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2018, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies and small businesses and lease financing. At March 31, 2018, the largest industry group within the commercial and business lending category were manufacturing and wholesale trade, which represented 8% of total loans and 25% of the total commercial and business lending portfolio. The next largest industry group within the commercial and business lending category included the power and utilities portfolio, which represented 5% of total loans and represented 14% of the total commercial and business lending portfolio at March 31, 2018. The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under oil and gas lending below.
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At March 31, 2018, the oil and gas portfolio was comprised of 56 credits, totaling $657 million of outstanding balances. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diversified by product line with approximately 60% in oil and 40% in gas at March 31, 2018. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 6 Oil and Gas Loan Portfolio

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in Millions)
Pass	$548	$483	$446	$411	$405
Special mention	—	—	—	39	8
Potential problem	40	40	39	37	78
Nonaccrual	69	77	92	114	134
Total oil and gas related loans	$657	$600	$577	$601	$625
Quarter net charge offs	$4	$25	$8	$12	$6
Oil and gas related allowance	$19	$27	$30	$33	$42
Oil and gas related allowance ratio	2.9%	4.5%	5.2%	5.4%	6.7%
During 2017, the market stabilized leading to improvements across the oil and gas portfolio. At March 31, 2018, nonaccrual oil and gas related loans totaled approximately $69 million, representing 11% of the oil and gas loan portfolio, a decrease of $8 million from December 31, 2017.
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types. At March 31, 2018, the two largest property type exposures within the commercial real estate-investor portfolio were loans secured by multi-family properties, which represented 7% of total loans and 36% of the total commercial real estate-investor portfolio and loans secured by retail properties which represented 4% of total loans and 24% of the total commercial real estate-investor portfolio. Credit risk is managed in a similar manner to commercial and business lending by employing sound underwriting guidelines, lending primarily to borrowers in local markets and businesses, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationship on an ongoing basis.
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
Table 7 Commercial Loan Distribution and Interest Rate Sensitivity

March 31, 2018	Within 1 Year (a)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$5,998,575	$555,894	$202,514	$6,756,983	51%
Commercial real estate — investor	3,217,012	762,322	98,338	4,077,671	31%
Commercial real estate — owner occupied	458,193	296,889	145,832	900,913	7%
Real estate construction	1,428,741	113,082	37,954	1,579,778	12%
Total	$11,102,520	$1,728,186	$484,638	$13,315,345	100%
Fixed rate	$4,604,032	$983,927	$371,720	$5,959,679	45%
Floating or adjustable rate	6,498,490	744,259	112,917	7,355,666	55%
Total	$11,102,522	$1,728,186	$484,637	$13,315,345	100%
Percent by maturity distribution	83%	13%	4%	100%

(a)	Demand loans, past due loans, and overdrafts are reported in the “Within 1 Year” category.

The total commercial loans that were floating or adjustable rate was $7.4 billion (55%) at March 31, 2018. Including the $4.6 billion of fixed rate loans due within one year, 90% of the commercial loan portfolio noted above matures, re-prices, or resets within one year.
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan to collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. At March 31, 2018, the residential mortgage portfolio was comprised of $2.9 billion of fixed-rate residential real estate mortgages and $5.3 billion of variable-rate residential real estate mortgages, compared to $2.6 billion of fixed-rate mortgages and $4.9 billion variable-rate mortgages at December 31, 2017. The residential mortgage portfolio is focused primarily in our three-state branch footprint, with approximately 88% of the outstanding loan balances in our branch footprint at March 31, 2018. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years.
Based upon outstanding balances at March 31, 2018, the following table presents the next contractual repricing year for the Corporation's adjustable rate mortgage portfolio.
Table 8 Adjustable Rate Mortgage Repricing (a)

	$ in Thousands	% to Total
2018	$388,772	7%
2019	584,096	11%
2020	636,717	12%
2021	741,288	14%
2022	813,785	15%
Thereafter	2,106,599	41%
Total adjustable rate mortgages	$5,271,257	100%

(a)	Based on contractual loan terms for 3/1, 5/1, 7/1, and 10/1 adjustable rate mortgages; does not factor in early prepayments or amortization.

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

Based upon outstanding balances at March 31, 2018, the following table presents the periods when home equity lines of credit revolving periods are scheduled to end.
Table 9 Home Equity Line of Credit - Revolving Period End Dates

	$ in Thousands	% of Total
Less than 5 years	$93,578	9%
5 to 10 years	287,038	29%
Over 10 years	617,525	62%
Total home equity revolving lines of credit	$998,141	100%

Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $181 million and $183 million of student loans at March 31, 2018, and December 31, 2017, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

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
Table 10 Nonperforming Assets

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in Thousands)
Nonperforming assets
Commercial and industrial	$102,667	$112,786	$122,284	$141,475	$164,891
Commercial real estate — owner occupied	20,636	22,740	15,598	15,800	17,925
Commercial and business lending	123,303	135,526	137,882	157,275	182,816
Commercial real estate — investor	15,574	4,729	3,543	7,206	8,273
Real estate construction	1,219	974	1,540	1,717	1,247
Commercial real estate lending	16,793	5,703	5,083	8,923	9,520
Total commercial	140,096	141,229	142,965	166,198	192,336
Residential mortgage	55,100	53,632	54,654	51,975	54,183
Home equity	13,218	13,514	12,639	13,482	13,212
Other consumer	139	171	259	233	260
Total consumer	68,456	67,317	67,552	65,690	67,655
Total nonaccrual loans	208,553	208,546	210,517	231,888	259,991
Commercial real estate owned	7,511	6,735	5,098	4,825	5,599
Residential real estate owned	5,806	5,873	3,385	2,957	1,941
Bank properties real estate owned	3,601	—	—	—	—
Other real estate owned (“OREO”)	16,919	12,608	8,483	7,782	7,540
Other nonperforming assets	7,117	7,418	7,418	7,418	7,418
Total nonperforming assets (“NPAs”)	$232,589	$228,572	$226,418	$247,088	$274,949
Accruing loans past due 90 days or more
Commercial	$505	$418	$308	$248	$258
Consumer	2,888	1,449	1,303	1,287	1,462
Total accruing loans past due 90 days or more	$3,393	$1,867	$1,611	$1,535	$1,720
Restructured loans (accruing)
Commercial	$47,460	$48,735	$51,259	$50,634	$51,274
Consumer	29,041	25,883	25,919	26,691	27,785
Total restructured loans (accruing)	$76,501	$74,618	$77,178	$77,325	$79,059
Nonaccrual restructured loans (included in nonaccrual loans)	$23,827	$23,486	$33,520	$51,715	$78,902
Ratios
Nonaccrual loans to total loans	0.91%	1.00%	1.01%	1.12%	1.29%
NPAs to total loans plus OREO	1.02%	1.10%	1.08%	1.19%	1.36%
NPAs to total assets	0.70%	0.75%	0.75%	0.83%	0.94%
Allowance for loan losses to nonaccrual loans	123.26%	127.49%	131.37%	121.22%	108.72%

Table 11 Nonperforming Assets (continued)

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in Thousands)
Accruing loans 30-89 days past due
Commercial and industrial	$880	$271	$1,378	$1,255	$1,675
Commercial real estate — owner occupied	511	48	1,522	1,284	970
Commercial and business lending	1,391	319	2,900	2,539	2,645
Commercial real estate — investor	240	374	1,109	899	1,122
Real estate construction	490	251	700	135	431
Commercial real estate lending	730	625	1,809	1,034	1,553
Total commercial	2,121	944	4,709	3,573	4,198
Residential mortgage	15,133	9,552	8,870	9,165	7,243
Home equity	5,868	6,825	7,191	5,924	4,512
Other consumer	1,811	2,007	1,686	1,746	1,658
Total consumer	22,812	18,384	17,747	16,835	13,413
Total accruing loans 30-89 days past due	$24,934	$19,328	$22,456	$20,408	$17,611
Potential problem loans
Commercial and industrial	$196,766	$113,778	$153,779	$142,607	$218,930
Commercial real estate — owner occupied	34,410	41,997	57,468	60,724	58,994
Commercial and business lending	231,176	155,775	211,247	203,331	277,924
Commercial real estate — investor	46,970	19,291	46,770	48,569	49,217
Real estate construction	1,695	—	118	8,901	10,141
Commercial real estate lending	48,665	19,291	46,888	57,470	59,358
Total commercial	279,841	175,066	258,135	260,801	337,282
Residential mortgage	2,155	1,616	650	1,576	2,155
Home equity	188	195	124	208	220
Total consumer	2,343	1,811	774	1,784	2,375
Total potential problem loans	$282,184	$176,877	$258,909	$262,585	$339,657
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7 Loans, of the notes to consolidated financial statements for additional nonaccrual loan disclosures. The ratio of nonaccrual loans to total loans at March 31, 2018 was 0.91%, as compared to 1.00% at December 31, 2017 and 1.29% at March 31, 2017. See also sections Credit Risk and Allowance for Credit Losses.
Accruing loans past due 90 days or more: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection. Accruing loans 90 days or more past due at March 31, 2018 increased $2 million from both December 31, 2017 and March 31, 2017 as a result of the acquisition of Bank Mutual.
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
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy—See section Critical Accounting Policies, in the Corporation’s 2017 Annual Report on Form 10-K for additional information on the allowance for loan losses. See section, Nonperforming Assets, for a detailed discussion on asset quality. See also Note 7 Loans, of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding nonperforming assets, and Table 12 and Table 13 provide additional information regarding activity in the allowance for loan losses.
The methodology used for the allocation of the allowance for loan losses at March 31, 2018 and December 31, 2017 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 12 Allowance for Credit Losses

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$265,880	$276,551	$281,101	$282,672	$278,335
Provision for loan losses	500	—	6,000	11,000	10,000
Charge offs	(12,155)	(14,289)	(14,727)	(15,376)	(11,854)
Recoveries	2,832	3,618	4,177	2,805	6,191
Net charge offs	(9,323)	(10,671)	(10,550)	(12,571)	(5,663)
Balance at end of period	$257,058	$265,880	$276,551	$281,101	$282,672
Allowance for Unfunded Commitments
Balance at beginning of period	$24,400	$24,400	$25,400	$24,400	$25,400
Provision for unfunded commitments	(500)	—	(1,000)	1,000	(1,000)
Amount recorded at acquisition	2,436	—	—	—	—
Balance at end of period	$26,336	$24,400	$24,400	$25,400	$24,400
Allowance for credit losses(a)	$283,394	$290,280	$300,951	$306,501	$307,072
Provision for credit losses(b)	—	—	5,000	12,000	9,000
Net loan (charge offs) recoveries
Commercial and industrial	$(6,599)	$(8,212)	$(9,442)	$(11,046)	$(4,368)
Commercial real estate — owner occupied	(1,025)	(246)	13	43	19
Commercial and business lending	(7,624)	(8,458)	(9,429)	(11,003)	(4,349)
Commercial real estate — investor	8	(164)	55	(126)	(514)
Real estate construction	189	(365)	(150)	(26)	11
Commercial real estate lending	197	(529)	(95)	(152)	(503)
Total commercial	(7,427)	(8,987)	(9,524)	(11,155)	(4,852)
Residential mortgage	(131)	(966)	(26)	(564)	(128)
Home equity	(677)	330	(87)	54	173
Other consumer	(1,088)	(1,048)	(913)	(906)	(856)
Total consumer	(1,896)	(1,684)	(1,026)	(1,416)	(811)
Total net charge offs	$(9,323)	$(10,671)	$(10,550)	$(12,571)	$(5,663)
Ratios
Allowance for loan losses to total loans	1.13%	1.28%	1.32%	1.35%	1.40%
Allowance for loan losses to net charge offs (annualized)	6.8x	6.3x	6.6x	5.6x	12.3x

(a)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(b)	Includes the provision for loan losses and the provision for unfunded commitments.

Table 13 Annualized net (charge offs) recoveries(a)

(in basis points)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

Net loan (charge offs) recoveries
Commercial and industrial	(41)	(51)	(58)	(69)	(28)
Commercial real estate — owner occupied	(48)	(12)	1	2	1
Commercial and business lending	(42)	(47)	(51)	(60)	(24)
Commercial real estate — investor	N/M	(2)	1	(2)	(6)
Real estate construction	5	(10)	(4)	(1)	N/M
Commercial real estate lending	1	(4)	(1)	(1)	(4)
Total commercial	(24)	(30)	(31)	(36)	(16)
Residential mortgage	(1)	(5)	N/M	(3)	(1)
Home equity	(28)	15	(4)	2	8
Other consumer	(115)	(109)	(97)	(98)	(90)
Total consumer	(8)	(8)	(5)	(7)	(4)
Total net charge offs	(17)	(20)	(20)	(25)	(11)

(a)	Annualized ratio of net charge offs to average loans by loan type.
N/M = Not Meaningful

At March 31, 2018, the allowance for credit losses was $283 million, compared to $290 million at December 31, 2017 and $307 million at March 31, 2017. At March 31, 2018, the allowance for loan losses to total loans was 1.13% and covered 123.26% of nonaccrual loans, compared to 1.28% and 127.49%, respectively, at December 31, 2017 and 1.40% and 108.72%, respectively, at March 31, 2017. Management believes the level of allowance for loan losses to be appropriate at March 31, 2018.
Notable Contributions to the Change in Allowance for Credit Loss

•
Total loans increased $2.0 billion (10%) for the first three months of 2018, including a $679 million (8%) increase in total consumer. Compared to March 31, 2017, total loans increased $2.7 billion (13%), including a $1.5 billion (19%) increase in total consumer, a $689 million (14%) increase in commercial real estate lending, and a $479 million (7%) increase in commercial and business lending. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Total nonaccrual loans were relatively unchanged for the first three months of 2018, but decreased $51 million from March 31, 2017, primarily due to migration in the oil and gas related credits. See also Note 7 Loans, of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
Potential problem loans increased $105 million from December 31, 2017 primarily due to the downward migration of general commercial related credits and the addition of Bank Mutual loans. However, potential problem loans decreased $57 million from March 31, 2017, primarily due to improvements in general commercial related credits and migration in oil and gas related credits, respectively. See Table 10, for additional information on the changes in potential problem loans.

•
Net charge offs decreased $1 million from December 31, 2017, but increased $4 million from the first three months of 2017, primarily due to an increase in charge offs outside the oil and gas portfolio. See Table 12 and Table 13 for additional information regarding the activity in the allowance for loan losses.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $19 million at March 31, 2018, compared to $27 million at December 31, 2017 and $42 million at March 31, 2017. See also Oil and gas lending within the Credit Risk section for additional disclosure.

Deposits and Customer Funding
Table 14 Period End Deposit and Customer Funding Composition

($ in Thousands)	March 31, 2018		December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,458,473	23%	$5,478,416	24%	$5,177,734	23%	$5,038,162	23%	$5,338,212	25%
Savings	1,883,638	8%	1,524,992	7%	1,544,037	7%	1,552,820	7%	1,530,155	7%
Interest-bearing demand	4,719,566	20%	4,603,157	20%	4,990,891	22%	3,858,739	18%	4,736,236	22%
Money market	9,086,553	38%	8,830,328	39%	8,299,512	37%	9,228,129	43%	8,608,523	39%
Brokered CDs	44,503	—%	18,609	—%	3,554	—%	131,184	1%	54,993	—%
Other time	2,632,869	11%	2,330,460	10%	2,317,723	11%	1,809,146	8%	1,559,916	7%
Total deposits	$23,825,602	100%	$22,785,962	100%	$22,333,451	100%	$21,618,180	100%	$21,828,035	100%
Customer funding(a)	297,289		250,332		324,042		360,131		448,502
Total deposits and customer funding	$24,122,891		$23,036,294		$22,657,493		$21,978,311		$22,276,537
Network transaction deposits(b)	$2,244,739		$2,520,968		$2,622,787		$3,220,956		$3,417,380
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$21,833,649		$20,496,717		$20,031,152		$18,626,171		$18,804,164
Time deposits of more than $250,000	$906,727		$1,056,172		$1,009,097		$477,043		$244,641
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•
Total deposits increased $1.0 billion (5%) from December 31, 2017 primarily due to the acquisition of Bank Mutual partially offset by seasonal deposit outflows and increased $2.0 billion (9%) from March 31, 2017.

•	Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and noninterest-bearing demand) accounts accounted for 89% of our total deposits at March 31, 2018.

•
Included in the above amounts were $2.2 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 9% of our total deposits at March 31, 2018.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2018, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

The Corporation maintains diverse and readily available liquidity sources, including:

•
Investment securities are an important tool to the Corporation’s liquidity objective, and can be pledged or sold to enhance liquidity, if necessary. See Note 6 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation's investment securities portfolio, including investment securities pledged.

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. Also, the collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of March 31, 2018, the Bank had $2.4 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2018, the Bank had $2.2 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $82 million was outstanding as of March 31, 2018.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are funding sources for the Parent Company.

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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and Associated Bank at March 31, 2018 are displayed below.
Table 15 Credit Ratings

	Moody’s	S&P(a)
Associated Bank short-term deposits	P-1	-
Associated Bank long-term	A1	BBB+
Corporation short-term	P-2	-
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable
(a) Standard and Poor's.

For the three months ended March 31, 2018, net cash provided by operating activities and financing activities was $43 million and $24 million, respectively, while investing activities used net cash of $350 million, for a net decrease in cash and cash equivalents of $283 million since year-end 2017. At March 31, 2018, assets of $33.4 billion increased $2.9 billion compared to year-end 2017. On the funding side, deposits of $23.8 billion increased by $1.0 billion when compared to year-end 2017.
For the three months ended March 31, 2017, net cash provided by operating activities was $162 million, while financing and investing activities used net cash of $82 million and $32 million, respectively, for a net increase in cash and cash equivalents of $47 million since year-end 2016. During the first three months of 2017, assets of $29.1 billion were relatively unchanged compared to year-end 2016. On the funding side, deposits of $21.8 billion were also relatively unchanged compared to year-end 2016.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first three months of 2018.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. Based on current rate expectations for a flattening yield curve, our earnings at risk profile is neutral at March 31, 2018. While the modeled outcome of instantaneous and sustained parallel rate shocks of 100 bps or more indicate asset sensitivity, which would provide increased earnings, we see a low probability of a sustained parallel shift occurring in the near term.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2017 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to instantaneous moves in benchmark interest rates from a baseline scenario. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
Table 16 Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast March 31, 2018	Static Forecast March 31, 2018	Dynamic Forecast December 31, 2017	Static Forecast December 31, 2017
Instantaneous Rate Change
100 bp increase in interest rates	2.6%	1.7%	2.5%	2.7%
200 bp increase in interest rates	5.0%	3.3%	4.6%	4.9%

At March 31, 2018, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates.

Table 17 Market Value of Equity Sensitivity

	March 31, 2018	December 31, 2017
Instantaneous Rate Change
100 bp increase in interest rates	(3.4)%	(3.1)%
200 bp increase in interest rates	(6.9)%	(6.7)%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Table 18 Contractual Obligations and Other Commitments

March 31, 2018	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$1,893,417	$643,818	$138,198	$1,939	$2,677,372
Short-term funding	2,146,374	—	—	—	2,146,374
Long-term funding	1,500,010	499,987	150,451	1,082,890	3,233,338
Operating leases	9,815	18,572	13,881	22,447	64,715
Commitments to extend credit	4,589,376	2,654,980	1,381,952	167,822	8,794,130
Total	$10,138,992	$3,817,357	$1,684,482	$1,275,098	$16,915,929
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2018, is included in Note 10, Derivative and Hedging Activities, of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters, of the notes to consolidated financial statements. See also Note 9, Short and Long-Term Funding, of the notes to consolidated financial statements for additional information on the Corporation’s short-term and long-term funding.
Table 18 summarizes significant contractual obligations and other commitments at March 31, 2018, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.

Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2018, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 19.

Table 19 Capital Ratios

	1Q18	4Q17	3Q17	2Q17	1Q17
	($ in Thousands)
Risk-based Capital (a)
Common equity Tier 1	$2,473,677	$2,171,508	$2,144,325	$2,130,238	$2,085,309
Tier 1 capital	2,632,912	2,331,245	2,304,037	2,289,831	2,244,863
Total capital	3,164,362	2,848,851	2,823,097	2,808,049	2,757,310
Total risk-weighted assets	23,535,483	21,544,463	21,657,286	21,590,134	21,128,672
Common equity Tier 1 capital ratio	10.51%	10.08%	9.90%	9.87%	9.87%
Tier 1 capital ratio	11.19%	10.82%	10.64%	10.61%	10.62%
Total capital ratio	13.45%	13.22%	13.04%	13.01%	13.05%
Tier 1 leverage ratio	8.48%	8.02%	7.93%	8.09%	8.05%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.13%	10.62%	10.66%	10.72%	10.80%
Dividend payout ratio (b)	36.59%	45.16%	29.27%	33.33%	33.33%

(a)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 20 for a reconciliation of common equity Tier 1 and average common equity Tier 1.

(b)	Ratio is based upon basic earnings per common share.

Non-GAAP Measures
Table 20 Non-GAAP Measures

	Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in Thousands)
Selected Equity and Performance Ratios (a) (b)
Tangible common equity / tangible assets	7.22%	7.07%	7.08%	7.11%	7.10%
Return on average equity	7.96%	6.17%	8.10%	7.35%	7.31%
Return on average tangible common equity	11.99%	9.16%	12.20%	11.06%	11.07%
Return on average Common equity Tier 1	11.39%	8.77%	11.73%	10.63%	10.61%
Return on average assets	0.88%	0.66%	0.86%	0.80%	0.79%
Average stockholders' equity / average assets	11.00%	10.73%	10.63%	10.84%	10.85%
Tangible Common Equity and Common Equity Tier 1 Reconciliation (a) (b)
Common equity	$3,552,846	$3,077,514	$3,043,672	$3,031,573	$2,984,865
Goodwill and other intangible assets, net	(1,232,870)	(991,819)	(986,086)	(986,536)	(987,032)
Tangible common equity	2,319,977	2,085,695	2,057,586	2,045,037	1,997,833
Less: Accumulated other comprehensive income / loss	107,673	62,758	54,288	53,470	56,344
Less: Deferred tax assets/deferred tax liabilities, net	46,027	23,055	32,451	31,731	31,132
Common equity Tier 1	$2,473,677	$2,171,508	$2,144,325	$2,130,238	$2,085,309
Tangible Assets Reconciliation (a)
Total assets	$33,366,505	$30,483,594	$30,064,547	$29,769,025	$29,109,857
Goodwill and other intangible assets, net	(1,232,870)	(991,819)	(986,086)	(986,536)	(987,032)
Tangible assets	$32,133,636	$29,491,775	$29,078,461	$28,782,489	$28,122,825
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation (a) (b)
Common equity	$3,377,388	$3,056,077	$3,024,918	$3,005,209	$2,963,462
Goodwill and other intangible assets, net	(1,107,503)	(991,955)	(986,342)	(986,826)	(987,135)
Tangible common equity	2,269,885	2,064,121	2,038,576	2,018,383	1,976,327
Less: Accumulated other comprehensive income / loss	89,105	61,937	49,164	50,148	54,234
Less: Deferred tax assets/deferred tax liabilities, net	30,943	29,386	31,935	31,294	31,188
Average common equity Tier 1	$2,389,933	$2,155,444	$2,119,675	$2,099,825	$2,061,749
Efficiency Ratio Reconciliation (c)
Federal Reserve efficiency ratio	70.76%	66.93%	63.92%	66.69%	66.39%
Fully tax-equivalent adjustment	(0.66)%	(1.30)%	(1.21)%	(1.30)%	(1.30)%
Other intangible amortization	(0.51)%	(0.18)%	(0.16)%	(0.18)%	(0.20)%
Fully tax-equivalent efficiency ratio	69.60%	65.45%	62.55%	65.21%	64.89%

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

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for additional information on the shares repurchased during the first quarter of 2018.

Sequential Quarter Results

The Corporation reported net income of $69 million for the first quarter of 2018, compared to net income of $50 million for the fourth quarter of 2017. Net income available to common equity was $67 million for the first quarter of 2018 or $0.41 for basic and $0.40 diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2017 was $48 million, or net income of $0.31 for both basic and diluted earnings per common share, respectively (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2018 was $213 million, $20 million higher from the fourth quarter of 2017. The net interest margin in the first quarter of 2018 was up 13 bp, to 2.92%. Average earning assets increased $1.8 billion to $29.3 billion in the first quarter of 2018, with average loans up $1.2 billion, while average investments and other short-term investments were up $622 million. On the funding side, average interest-bearing deposits were up $1.5 billion, while noninterest-bearing demand deposits were down $56 million. Average short and long-term funding increased $371 million (see Table 2).
The provision for credit losses was zero for the first quarter of 2018, and the fourth quarter of 2017 (see Table 12). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the first quarter of 2018 increased $6 million (7%) to $90 million versus the fourth quarter of 2017. Fee-based revenue increased $4 million (6%) from the fourth quarter of 2017, primarily due to insurance commissions and fees. Mortgage banking, net, was up $3 million (101%) from the fourth quarter of 2017 as the Corporation resumed its historical practice of originating loans for sale in the secondary market.
Noninterest expense increased $31 million (17%) to $213 million. Personnel expense was $118 million for the first quarter of 2018, up $11 million (10%) from the fourth quarter of 2017. Occupancy expense increased $2 million (14%) from the fourth quarter of 2017. Legal and professional fees were $5 million, down $2 million (25%) from the fourth quarter of 2017. Bank Mutual acquisition related costs were $21 million for the first quarter of 2018.
For the first quarter of 2018, the Corporation recognized income tax expense of $18 million, compared to income tax expense of $40 million for the fourth quarter of 2017, primarily driven by the Tax Cut and Jobs Act signed into law on December 22, 2017. The effective tax rate was 20.43% and 44.34% for the first quarter of 2018 and the fourth quarter of 2017, respectively. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results

The Corporation reported net income of $69 million for the first quarter of 2018, compared to $56 million for the first quarter of 2017. Net income available to common equity was $67 million for the first quarter of 2018, or $0.41 for basic earnings per common share. Comparatively, net income available to common equity for the first quarter of 2017 was $54 million, or $0.36 for basic earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2018 was $213 million, $27 million higher than the first quarter of 2017. The net interest margin between the comparable quarters was up 8 bp, to 2.92%, in the first quarter of 2018. Average earning assets increased $2.9 billion to $29.3 billion in the first quarter of 2018, with average loans increased $2.0 billion (predominantly due to the Bank Mutual acquisition). On the funding side, average interest-bearing deposits increased $2.1 billion, while noninterest-bearing demand deposits increased $112 million from the first quarter of 2017. Average short and long-term funding increased $643 million (see Table 2).
The provision for credit losses was zero for the first quarter of 2018, down $9 million from the first quarter of 2017. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the first quarter of 2018 of $90 million was up $11 million (13%) compared to first quarter of 2017. Net mortgage banking income for the first quarter of 2018 was up $2 million (39%) compared to the first quarter of 2017. Brokerage commissions and fees was up $3 million (68%), primarily driven by increased investment advisory fees compared to the first quarter of 2017.
On a comparable quarter basis, noninterest expense increased $39 million (23%) to $213 million for the first quarter of 2018. Bank Mutual acquisition related costs were $21 million for the first quarter of 2018. Personnel expense was $118 million for the first quarter of 2018, up $11 million (10%) from the first quarter of 2017, primarily driven by the additional cost of Bank Mutual staff. Technology expense increased $3 million (24%) to $18 million in the first quarter of 2018, driven by investments in technology solutions that meet evolving customer needs and improve operational efficiency.

The Corporation recognized income tax expense of $18 million for the first quarter of 2018, compared to income tax expense of $21 million for first quarter of 2017. The effective tax rate was 20.43% and 27.31% for the first quarter of 2018 and 2017, respectively. See Income Taxes section for a detailed discussion on income taxes.
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
Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $47 million for the first quarter of 2018, up $13 million from the comparable quarter in 2017. Segment revenue increased $7 million compared to first quarter of 2017, primarily due to growth in average loan balances and increases in the Federal Reserve interest rate. The credit provision decreased $1 million to $11 million for the first quarter of 2018. Average loan balances were $11.4 billion for the first quarter of 2018, up $625 million from an average balance of $10.8 billion for first quarter of 2017. Average deposit balances were $8.1 billion for the first quarter of 2018, up $1.6 billion from the comparable quarter of 2017. Average allocated capital increased $56 million to $1.2 billion for first quarter of 2018.
The Community, Consumer, and Business segment had net income of $36 million for the first quarter of 2018, up $14 million compared to first quarter of 2017. Segment revenue increased $24 million to $178 million for the first quarter of 2018, primarily due to a $15 million increase in net interest income and $9 million increase in noninterest income. Total noninterest expense for the first quarter of 2018 was $127 million, up $11 million from the comparable quarter of 2017, primarily due to an increase in personnel expense. Average loan balances were $10.1 billion for the first quarter of 2018, up $1.0 billion from the comparable quarter of 2017. Average deposits were $13.1 billion for the first quarter of 2018, up $1.8 billion from average deposits of $11.3 billion for the comparable quarter of 2017. Average allocated capital increased $56 million compared to the first quarter of 2017.
The Risk Management and Shared Services segment had a net loss of $14 million for the first quarter of 2018. Segment revenue was $14 million in the first quarter of 2018, an increase of $9 million from the comparable quarter of 2017, primarily due to an increase in net interest income. The credit provision decreased $8 million. Total noninterest expense for the first quarter of 2018 was $47 million, up $26 million from the comparable quarter of 2017, primarily driven by $21 million of acquisition related costs and certain unallocated expenses related to Bank Mutual shared services and operations prior to system conversion in late June 2018. Average deposits were $2.5 billion for first quarter of 2018, down $1.2 billion versus the comparable quarter of 2017 primarily driven by a $1.2 billion decrease in network transaction deposits. Average allocated capital increased $215 million to $586 million for first quarter of 2018.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. A discussion of these policies can be found in the Critical Accounting Policies section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2017 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting policies since December 31, 2017.

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
ASU 2016-02 Leases (Topic 842)
The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. ASU 2018-01 amendment permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842.
		1st Quarter 2019	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. A cross-functional team has been established to assess and implement the standard.

Recent Developments
On April 24, 2018, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.15 per common share, payable on June 15, 2018, to shareholders of record at the close of business on June 1, 2018. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated's 6.125% Series C Perpetual Preferred Stock, payable on June 15, 2018, to shareholders of record at the close of business on June 1, 2018. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on June 15, 2018, to shareholders of record at the close of business on June 1, 2018.
In addition, the Board of Directors authorized the repurchase of up to $100 million of the Corporation's common stock. This repurchase authorization is in addition to the authority remaining under the previous program. Repurchases under such programs are subject to regulatory limitations and may occur from time to time in open market purchases, block transactions, accelerated share repurchase programs or similar facilities.
In April 2018, the Corporation entered into two pay fix and receive floating rate interest rate swaps totaling $250 million notional amount. Combining these swaps with the $250 million notional amount of swaps entered into in the first quarter of 2018, the Corporation as of April 2018 has a total of $500 million notional amount pay fix and receive floating rate interest rate swaps with the objective of synthetically converting fixed rate assets to floating rate assets that will benefit the Corporation in a rising rate environment.

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
As of March 31, 2018 the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2018.
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

ITEM 1A.	Risk Factors

The following risk factor supplements the Risk Factors described in the Corporation’s 2017 Annual Report on Form 10-K and should be read in conjunction therewith.

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

Information security risks for financial institutions like us have increased recently in part because of new technologies, the increased use of the internet and telecommunications technologies (including mobile devices and cloud computing) to conduct financial and other business transactions, political activism, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services, such as customer-facing web sites. Because the methods of cyber-attacks change frequently or, in some cases, are not recognized until launched, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.

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

The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The additional cost to the Corporation of our cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security.

Any successful cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber-attack may also subject the Corporation to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation.

From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions such as our recent acquisition of Bank Mutual. The integration of core systems and processes for such transactions often occurs well after the closing, which may create elevated risk of cyber incidents. The Corporation may be subject to the data risks and cyber security vulnerabilities of the acquired company until the Corporation has sufficient time to fully integrate the acquired company’s customers and operations. Although the Corporation conducts comprehensive due diligence of cyber-security policies, procedures and controls of our acquisition counterparties, and the Corporation maintains adequate policies, procedures, controls and information security protocols to facilitate an successful integration, there can be no assurance that such measures, controls and protocols are sufficient to withstand a cyber-attack or other security breach with respect to the companies we acquire, particularly during the period of time between closing and final integration.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2018, the Corporation repurchased $26 million, or approximately 1.1 million shares, of common stock. The repurchase details are presented in the table below.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2018 - January 31, 2018	—	$—	—	—
February 1, 2018 - February 28, 2018	1,108,000	23.90	1,108,000	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total	1,108,000	$23.90	1,108,000	977,867

(a)
During the first quarter of 2018, the Corporation repurchased approximately 214,000 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On April 21, 2015, the Board of Directors authorized the repurchase of up to $125 million of the Corporation's common stock, of which approximately $24 million remained available to repurchase as of March 31, 2018. Using the closing stock price on March 31, 2018 of $24.85, a total of approximately 1 million shares of common stock remained available to be repurchased under the previously approved Board authorizations as of March 31, 2018.

During the first quarter of 2018, the Corporation repurchased $78 thousand, or 3,140 shares of preferred stock. The repurchase details are presented in the table below.
Series D Preferred Stock Depository Share Purchases

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Period
January 1, 2018 - January 31, 2018	—	$—	—	—
February 1, 2018 - February 28, 2018	—	—	—	—
March 1, 2018 - March 31, 2018	3,140	24.89	3,140	—
Total	3,140	$24.89	3,140	597,591

(a)
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of the depository shares of the Series D Preferred Stock, of which approximately $14.9 million remained available to repurchase as of March 31, 2018. Using the closing stock price on March 31, 2018 of $24.97, a total of approximately 598,000 shares of Series D Preferred stock remained available to be repurchased under the previously approved Board authorizations as of March 31, 2018.

On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Series C Preferred Stock, of which all remained available to repurchase as of March 31, 2018. The repurchase of shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: April 30, 2018	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: April 30, 2018	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: April 30, 2018	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer