Form 10-Q/A
period 2018-03-31
ASSOCIATED BANC-CORP
filed 2018-05-04
CIK 7789

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2018

Explanatory Note

Associated Banc-Corp (the “Corporation”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was originally filed with the Securities and Exchange Commission on April 30, 2018 (the “Original Form 10-Q”), for the sole purpose of correcting the information provided in the table captioned “Table 6 Oil and Gas Loan Portfolio” (“Table 6”) in Part I, Item 1 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Original Form 10-Q.

Specifically, the Quarter net charge offs for the Oil and gas portfolio shown in the Original Form 10-Q in Table 6 for the quarter ended December 31, 2017 was $25 million. This amount was, in fact, the net charge off amount for the full year ended December 31, 2017. As indicated in the corrected Table 6 presented on page 9 of this Amendment No. 1, the correct Quarter net charge offs for the Oil and gas portfolio for the quarter ended December 31, 2017 was $0.

No financial statements or disclosure about management’s evaluation of disclosure controls and procedures and internal controls over financial reporting are included in this Amendment No. 1. As a result, paragraphs 3 to 5 of the certifications of the Corporation’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted from Exhibits 31.1 and 31.2, and the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no changes have been made to the Original Form 10-Q. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and the Corporation’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference into this report. These forward-looking statements include statements with respect to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by the Corporation with the Securities and Exchange Commission (“SEC”), and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.

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

Liabilities and Stockholders’ equity
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

Noninterest Income

Table 3 Noninterest Income

						1Q18 Change vs
($ in Thousands)	1Q18	4Q17	3Q17	2Q17	1Q17	4Q17	1Q17
Insurance commissions and fees	$22,648	$19,186	$19,815	$20,853	$21,620	18%	5%
Service charges and deposit account fees	16,420	15,773	16,268	16,030	16,356	4%	—%
Card-based and loan fees	13,422	13,840	12,619	13,764	12,465	(3)%	8%
Trust and asset management fees	13,369	13,125	12,785	12,346	11,935	2%	12%
Brokerage commissions and fees	7,273	6,864	4,392	4,346	4,333	6%	68%

Total core fee-based revenue	73,132	68,788	65,879	67,339	66,709	6%	10%
Mortgage banking income	8,219	5,507	9,147	7,692	7,273	49%	13%
Mortgage servicing rights (expense)	1,849	2,337	2,563	2,665	2,694	(21)%	(31)%

Mortgage banking, net	6,370	3,169	6,585	5,027	4,579	101%	39%
Capital markets, net	5,306	7,107	4,610	4,042	3,883	(25)%	37%
Bank and corporate owned life insurance	3,187	3,156	6,580	3,899	2,615	1%	22%
Other	2,492	2,777	2,254	2,213	2,279	(10)%	9%

Subtotal	90,487	84,997	85,908	82,520	80,065	6%	13%
Asset gains(losses), net	(107)	(528)	(16)	(466)	(234)	(80)%	(54)%
Investment securities gains(losses), net	—	75	3	356	—	(100)%	N/M

Total noninterest income	$90,380	$84,544	$85,895	$82,410	$79,831	7%	13%

Mortgage loans originated for sale during period	$197,603	$249,222	$245,851	$119,004	$101,280	(21)%	95%
Mortgage loan settlements during period	$187,624	$268,254	$187,568	$167,550	$196,578	(30)%	(5)%
Assets under management, at market value (a)	$10,540	$10,555	$9,243	$8,997	$8,716	0%	21%

N/M	= Not Meaningful
(a)	$ in millions. Excludes assets held in brokerage firms

Notable Contributions to the Change in Noninterest Income

•	Fee-based revenue was $73 million, an increase of $6 million (10%) compared to the first three months of 2017. Within fee based revenue, brokerage commissions and fees increased $3 million (68%), primarily due to the acquisition of Whitnell & Co in the fourth quarter of 2017. In addition, trust and asset management fees increased $1 million (12%), primarily due to an increase in assets under management.

•	Net mortgage banking income for the first three months of 2018 was $6 million, up $2 million (39%) from the first three months of 2017, primarily due to the Corporation’s strategy to hold mortgages on balance sheet during the first quarter of 2017.

Noninterest Expense

Table 4 Noninterest Expense

						1Q18 Change vs
($ in Thousands)	1Q18	4Q17	3Q17	2Q17	1Q17	4Q17	1Q17
Personnel(2)	$117,685	$107,031	$108,098	$107,066	$106,782	10%	10%
Occupancy	15,357	13,497	12,294	12,832	15,219	14%	1%
Technology	17,715	17,878	15,233	15,473	14,420	(1)%	23%
Equipment	5,556	5,250	5,232	5,234	5,485	6%	1%
Business development and advertising	6,693	8,195	7,764	7,152	5,835	(18)%	15%
Legal and professional	5,413	6,384	6,248	5,711	4,166	(15)%	30%
Card Issuance and loan costs	3,304	2,836	3,330	2,974	2,620	17%	26%
Foreclosure / OREO expense, net	723	1,285	906	1,182	1,505	(44)%	(52)%
FDIC assessment	8,250	7,500	7,800	8,000	8,000	10%	3%
Other intangible amortization	1,525	500	450	496	513	205%	197%
Acquisition related costs (1)	20,605	—	—	—	—	N/M	N/M
Other(2)	10,140	11,343	10,072	10,196	9,146	(11)%	11%

Total noninterest expense	$212,965	$181,699	$177,427	$176,316	$173,691	17%	23%

N/M	= Not Meaningful
(1)	Includes Bank Mutual acquisition-related costs only.
(2)	During the first quarter of 2018, the Corporation adopted a new accounting standard related to the presentation of net periodic pension cost and net periodic postretirement benefit cost which required the disaggregation of the service cost component from the other components of net benefit cost and net periodic postretirement benefit cost. Under this new accounting standard, the other components of net benefit cost and net periodic postretirement benefit cost were reclassified from personnel expense to other noninterest expense. All prior periods have been restated to reflect this change in presentation.

Notable Contributions to the Change in Noninterest Expense

•	Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $118 million for the first three months of 2018, up $11 million (10%) from the first three months of 2017, primarily driven by the additional cost of Bank Mutual staff.

•	All other nonpersonnel noninterest expense on a combined basis was $95 million, up $25 million compared to the first three months of 2017. The increase was primarily driven by $21 million of acquisition related costs pertaining to Bank Mutual. In addition, technology expense increased $3 million (23%) from the first three months of 2017, driven by investments in technology solutions that meet evolving customer needs and improve operational efficiency.

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

Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At March 31, 2018, the oil and gas portfolio was comprised of 56 credits, totaling $657 million of outstanding balances. The Corporation’s oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diversified by product line with approximately 60% in oil and 40% in gas at March 31, 2018. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.

The following table summarizes information about the Corporation’s oil and gas loan portfolio.

Table 6 Oil and Gas Loan Portfolio

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in Millions)
Pass	$548	$483	$446	$411	$405
Special mention	—	—	—	39	8
Potential problem	40	40	39	37	78
Nonaccrual	69	77	92	114	134

Total oil and gas related loans	$657	$600	$577	$601	$625

Quarter net charge offs	$4	$—	$8	$12	$6
Oil and gas related allowance	$19	$27	$30	$33	$42
Oil and gas related allowance ratio	2.9%	4.5%	5.2%	5.4%	6.7%

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

Based upon outstanding balances at March 31, 2018, the following table presents the next contractual repricing year for the Corporation’s adjustable rate mortgage portfolio.

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

The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original cumulative LTV against the property securing the loan. Currently, our policy sets the maximum acceptable LTV at 90% and the minimum acceptable FICO at 670. The Corporation’s current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. The Corporation has significantly curtailed its offerings of fixed-rate, closed end home equity loans. The loans in the Corporation’s portfolio generally have an original term of 20 years with principal and interest payments required.

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

Table 12 Allowance for Credit Losses

March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
($ in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$265,880	$276,551	$281,101	$282,672	$278,335
Provision for loan losses	500	—	6,000	11,000	10,000
Charge offs	(12,155)	(14,289)	(14,727)	(15,376)	(11,854)
Recoveries	2,832	3,618	4,177	2,805	6,191

Net charge offs	(9,323)	(10,671)	(10,550)	(12,571)	(5,663)

Balance at end of period	$257,058	$265,880	$276,551	$281,101	$282,672

Allowance for Unfunded Commitments
Balance at beginning of period	$24,400	$24,400	$25,400	$24,400	$25,400
Provision for unfunded commitments	(500)	—	(1,000)	1,000	(1,000)
Amount recorded at acquisition	2,436	—	—	—	—

Balance at end of period	$26,336	$24,400	$24,400	$25,400	$24,400

Allowance for credit losses(a)	$283,394	$290,280	$300,951	$306,501	$307,072
Provision for credit losses(b)	—	—	5,000	12,000	9,000
Net loan (charge offs) recoveries
Commercial and industrial	$(6,599)	$(8,212)	$(9,442)	$(11,046)	$(4,368)
Commercial real estate — owner occupied	(1,025)	(246)	13	43	19

Commercial and business lending	(7,624)	(8,458)	(9,429)	(11,003)	(4,349)
Commercial real estate — investor	8	(164)	55	(126)	(514)
Real estate construction	189	(365)	(150)	(26)	11

Commercial real estate lending	197	(529)	(95)	(152)	(503)

Total commercial	(7,427)	(8,987)	(9,524)	(11,155)	(4,852)
Residential mortgage	(131)	(966)	(26)	(564)	(128)
Home equity	(677)	330	(87)	54	173
Other consumer	(1,088)	(1,048)	(913)	(906)	(856)

Total consumer	(1,896)	(1,684)	(1,026)	(1,416)	(811)

Total net charge offs	$(9,323)	$(10,671)	$(10,550)	$(12,571)	$(5,663)

Ratios
Allowance for loan losses to total loans	1.13%	1.28%	1.32%	1.35%	1.40%
Allowance for loan losses to net charge offs (annualized)	6.8	x	6.3	x	6.6	x	5.6	x	12.3	x

(a)	Includes the allowance for loan losses and the allowance for unfunded commitments.
(b)	Includes the provision for loan losses and the provision for unfunded commitments.

Table 13 Annualized net (charge offs) recoveries(a)

(in basis points)	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net loan (charge offs) recoveries
Commercial and industrial	(41)	(51)	(58)	(69)	(28)
Commercial real estate — owner occupied	(48)	(12)	1	2	1

Commercial and business lending	(42)	(47)	(51)	(60)	(24)
Commercial real estate — investor	N/M	(2)	1	(2)	(6)
Real estate construction	5	(10)	(4)	(1)	N/M

Commercial real estate lending	1	(4)	(1)	(1)	(4)

Total commercial	(24)	(30)	(31)	(36)	(16)
Residential mortgage	(1)	(5)	N/M	(3)	(1)
Home equity	(28)	15	(4)	2	8
Other consumer	(115)	(109)	(97)	(98)	(90)

Total consumer	(8)	(8)	(5)	(7)	(4)

Total net charge offs	(17)	(20)	(20)	(25)	(11)

(a)	Annualized ratio of net charge offs to average loans by loan type.
N/M	= Not Meaningful

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

The Corporation maintains diverse and readily available liquidity sources, including:

•	Investment securities are an important tool to the Corporation’s liquidity objective, and can be pledged or sold to enhance liquidity, if necessary. See Note 6 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation’s investment securities portfolio, including investment securities pledged.

•	The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. Also, the collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of March 31, 2018, the Bank had $2.4 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2018, the Bank had $2.2 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $82 million was outstanding as of March 31, 2018.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are funding sources for the Parent Company.

•	The Parent Company has filed a shelf registration statement with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets or securities of other companies.

•	The Parent Company also has filed a universal shelf registration statement with the SEC, under which the Parent Company may offer the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.

•	The Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

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

Table 15 Credit Ratings

	Moody’s	S&P(a)
Associated Bank short-term deposits	P-1	—
Associated Bank long-term	A1	BBB+
Corporation short-term	P-2	—
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable

(a)	Standard and Poor’s.

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

For further discussion of the Corporation’s interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2017 Annual Report on Form 10-K.

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

Table 19 Capital Ratios

	1Q18	4Q17	3Q17	2Q17	1Q17
	($ in Thousands)
Risk-based Capital (a)
Common equity Tier 1	$2,473,677	$2,171,508	$2,144,325	$2,130,238	$2,085,309
Tier 1 capital	2,632,912	2,331,245	2,304,037	2,289,831	2,244,863
Total capital	3,164,362	2,848,851	2,823,097	2,808,049	2,757,310
Total risk-weighted assets	23,535,483	21,544,463	21,657,286	21,590,134	21,128,672
Common equity Tier 1 capital ratio	10.51%	10.08%	9.90%	9.87%	9.87%
Tier 1 capital ratio	11.19%	10.82%	10.64%	10.61%	10.62%
Total capital ratio	13.45%	13.22%	13.04%	13.01%	13.05%
Tier 1 leverage ratio	8.48%	8.02%	7.93%	8.09%	8.05%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.13%	10.62%	10.66%	10.72%	10.80%
Dividend payout ratio (b)	36.59%	45.16%	29.27%	33.33%	33.33%

(a)	The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 20 for a reconciliation of common equity Tier 1 and average common equity Tier 1.
(b)	Ratio is based upon basic earnings per common share.

Non-GAAP Measures

Table 20 Non-GAAP Measures

	Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	($ in Thousands)
Selected Equity and Performance Ratios (a) (b)
Tangible common equity / tangible assets	7.22%	7.07%	7.08%	7.11%	7.10%
Return on average equity	7.96%	6.17%	8.10%	7.35%	7.31%
Return on average tangible common equity	11.99%	9.16%	12.20%	11.06%	11.07%
Return on average Common equity Tier 1	11.39%	8.77%	11.73%	10.63%	10.61%
Return on average assets	0.88%	0.66%	0.86%	0.80%	0.79%
Average stockholders’ equity / average assets	11.00%	10.73%	10.63%	10.84%	10.85%
Tangible Common Equity and Common Equity Tier 1 Reconciliation (a) (b)
Common equity	$3,552,846	$3,077,514	$3,043,672	$3,031,573	$2,984,865
Goodwill and other intangible assets, net	(1,232,870)	(991,819)	(986,086)	(986,536)	(987,032)

Tangible common equity	2,319,977	2,085,695	2,057,586	2,045,037	1,997,833
Less: Accumulated other comprehensive income / loss	107,673	62,758	54,288	53,470	56,344
Less: Deferred tax assets/deferred tax liabilities, net	46,027	23,055	32,451	31,731	31,132

Common equity Tier 1	$2,473,677	$2,171,508	$2,144,325	$2,130,238	$2,085,309

Tangible Assets Reconciliation (a)
Total assets	$33,366,505	$30,483,594	$30,064,547	$29,769,025	$29,109,857
Goodwill and other intangible assets, net	(1,232,870)	(991,819)	(986,086)	(986,536)	(987,032)

Tangible assets	$32,133,636	$29,491,775	$29,078,461	$28,782,489	$28,122,825

Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation (a) (b)
Common equity	$3,377,388	$3,056,077	$3,024,918	$3,005,209	$2,963,462
Goodwill and other intangible assets, net	(1,107,503)	(991,955)	(986,342)	(986,826)	(987,135)

Tangible common equity	2,269,885	2,064,121	2,038,576	2,018,383	1,976,327
Less: Accumulated other comprehensive income / loss	89,105	61,937	49,164	50,148	54,234
Less: Deferred tax assets/deferred tax liabilities, net	30,943	29,386	31,935	31,294	31,188

Average common equity Tier 1	$2,389,933	$2,155,444	$2,119,675	$2,099,825	$2,061,749

Efficiency Ratio Reconciliation (c)
Federal Reserve efficiency ratio	70.76%	66.93%	63.92%	66.69%	66.39%
Fully tax-equivalent adjustment	(0.66)%	(1.30)%	(1.21)%	(1.30)%	(1.30)%
Other intangible amortization	(0.51)%	(0.18)%	(0.16)%	(0.18)%	(0.20)%

Fully tax-equivalent efficiency ratio	69.60%	65.45%	62.55%	65.21%	64.89%

(a)	The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net, which is a non-GAAP financial measure. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength.
(b)	The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies.
(c)	The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. Management believes the fully tax-equivalent efficiency ratio, which adjusts net interest income for the tax-favored status of certain loans and investment securities, to be the preferred industry measurement as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. A discussion of these policies can be found in the Critical Accounting Policies section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2017 Annual Report on Form 10-K. There have been no changes in the Corporation’s application of critical accounting policies since December 31, 2017.

Future Accounting Pronouncements

New accounting policies adopted by the Corporation are discussed in Note 3 Summary of Significant Accounting Policies, of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are displayed in the table below.

Standard	Description	Date of adoption	Effect on financial statements

ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The FASB issued an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017. The Corporation has not had to perform a step one quantitative analysis since 2012, which concluded no impairment was necessary.	2nd Quarter 2020, consistent with the Corporation’s annual impairment test in May of each year.	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.

ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity’s allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted.	1st Quarter 2020	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. A cross-functional team has been established to assess and implement the standard.

ASU 2016-02 Leases (Topic 842)	The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. ASU 2018-01 amendment permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842.	1st Quarter 2019	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. A cross-functional team has been established to assess and implement the standard.

Recent Developments

On April 24, 2018, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.15 per common share, payable on June 15, 2018, to shareholders of record at the close of business on June 1, 2018. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated’s 6.125% Series C Perpetual Preferred Stock, payable on June 15, 2018, to shareholders of record at the close of business on June 1, 2018. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated’s 5.375% Series D Perpetual Preferred Stock, payable on June 15, 2018, to shareholders of record at the close of business on June 1, 2018.

In addition, the Board of Directors authorized the repurchase of up to $100 million of the Corporation’s common stock. This repurchase authorization is in addition to the authority remaining under the previous program. Repurchases under such programs are subject to regulatory limitations and may occur from time to time in open market purchases, block transactions, accelerated share repurchase programs or similar facilities.

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

PART II – OTHER INFORMATION

ITEM 6.

Exhibits

(a) Exhibits:

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

Date: May 4, 2018

/s/ Philip B. Flynn
Philip B. Flynn President and Chief Executive Officer

Date: May 4, 2018

/s/ Christopher J. Del Moral – Niles
Christopher J. Del Moral-Niles Chief Financial Officer

Date: May 4, 2018

/s/ Tammy C. Stadler
Tammy C. Stadler Principal Accounting Officer