Form 10-Q
period 2018-09-30
ASSOCIATED BANC-CORP
filed 2018-10-26
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 24th, 2018 was 165,782,364.

ASSOCIATED BANC-CORP
Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$374,168	$483,666
Interest-bearing deposits in other financial institutions	147,848	199,702
Federal funds sold and securities purchased under agreements to resell	24,325	32,650
Investment securities held to maturity, at amortized cost	2,661,755	2,282,853
Investment securities available for sale, at fair value	4,054,197	4,043,446
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	220,825	165,331
Residential loans held for sale	134,361	85,544
Commercial loans held for sale	30,452	—
Loans	22,867,112	20,784,991
Allowance for loan losses	(236,250)	(265,880)
Loans, net	22,630,861	20,519,111
Bank and corporate owned life insurance	661,009	591,057
Tax credit and other investments	132,355	147,099
Trading assets	140,328	69,675
Premises and equipment, net	358,926	330,963
Goodwill	1,168,922	976,239
Mortgage servicing rights, net	67,872	58,384
Other intangible assets, net	78,069	15,580
Other assets	602,730	482,294
Total assets	$33,489,002	$30,483,594
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$5,421,270	$5,478,416
Interest-bearing deposits	19,410,342	17,307,546
Total deposits	24,831,612	22,785,962
Federal funds purchased and securities sold under agreements to repurchase	166,556	324,815
Commercial paper	43,604	67,467
FHLB advances	3,332,655	3,184,168
Other long-term funding	795,215	497,282
Trading liabilities	138,940	67,660
Accrued expenses and other liabilities	383,381	318,797
Total liabilities	29,691,963	27,246,151
Stockholders’ Equity
Preferred equity	256,716	159,929
Common equity
Common stock	1,752	1,618
Surplus	1,834,017	1,454,188
Retained earnings	1,977,925	1,819,230
Accumulated other comprehensive income (loss)	(135,520)	(62,758)
Treasury stock, at cost	(137,852)	(134,764)
Total common equity	3,540,322	3,077,514
Total stockholders’ equity	3,797,038	3,237,443
Total liabilities and stockholders’ equity	$33,489,002	$30,483,594
Preferred shares issued	264,458	165,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,202,679	161,751,975
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	5,909,467	8,908,448
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, except per share data)
Interest Income
Interest and fees on loans	$249,649	$196,972	$716,329	$554,867
Interest and dividends on investment securities:
Taxable	29,895	24,162	90,622	71,295
Tax-exempt	11,883	8,268	31,883	24,540
Other interest	4,036	2,492	9,366	5,581
Total interest income	295,464	231,894	848,201	656,283
Interest Expense
Interest on deposits	50,116	27,778	121,959	65,882
Interest on Federal funds purchased and securities sold under agreements to repurchase	504	768	1,564	2,107
Interest on other short-term funding	38	70	150	239
Interest on FHLB advances	19,318	8,612	53,720	20,209
Interest on long-term funding	6,095	4,544	15,183	13,632
Total interest expense	76,072	41,772	192,576	102,068
Net Interest Income	219,392	190,122	655,625	554,215
Provision for credit losses	(5,000)	5,000	(1,000)	26,000
Net interest income after provision for credit losses	224,392	185,122	656,625	528,215
Noninterest Income
Insurance commissions and fees	21,636	19,815	68,279	62,288
Service charges on deposit account fees	16,904	16,268	49,714	48,654
Card-based and loan fees	14,090	12,619	41,899	38,848
Trust and asset management fees	14,140	12,785	40,946	37,066
Brokerage commission and fees	7,084	4,392	21,253	13,071
Mortgage banking, net	4,012	6,585	16,640	16,191
Capital markets, net	5,099	4,610	15,189	12,535
Bank and corporate owned life insurance	3,540	6,580	10,705	13,094
Asset gains (losses), net(a)	(1,037)	(16)	1,353	(716)
Investment securities gains (losses), net	30	3	(1,985)	359
Other	2,802	2,254	7,529	6,746
Total noninterest income	88,300	85,895	271,522	248,136
Noninterest Expense
Personnel	124,476	108,098	366,141	321,946
Occupancy	14,519	12,294	44,947	40,345
Technology	17,563	15,233	54,730	45,126
Equipment	5,838	5,232	17,347	15,951
Business development and advertising	8,213	7,764	21,973	20,751
Legal and professional	5,476	6,248	17,173	16,125
Card issuance and loan costs	3,677	3,330	10,154	8,924
Foreclosure / OREO expense, net	950	906	2,694	3,593
FDIC assessment	7,750	7,800	24,250	23,800
Other intangible amortization	2,233	450	5,926	1,459
Acquisition related costs(b)	2,271	—	29,983	—
Other	11,445	10,072	33,318	29,413
Total noninterest expense	204,413	177,427	628,636	527,434
Income before income taxes	108,279	93,590	299,510	248,917
Income tax expense	22,349	28,589	54,932	69,663
Net Income	85,929	65,001	244,578	179,254
Preferred stock dividends	2,409	2,339	7,077	7,008
Net income available to common equity	$83,521	$62,662	$237,501	$172,246
Earnings per common share:
Basic	$0.49	$0.41	$1.40	$1.13
Diluted	$0.48	$0.41	$1.38	$1.11
Average common shares outstanding:
Basic	170,516	150,565	168,249	150,983
Diluted	172,802	152,968	170,876	153,782
Numbers may not sum due to rounding.
(a) The three months ended September 30, 2018 include approximately $1 million of Bank Mutual acquisition related asset losses net of asset gains; the nine months ended September 30, 2018 include approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.

(b)	Includes Bank Mutual acquisition related costs only.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in Thousands)
Net income	$85,929	$65,001	$244,578	$179,254
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	(21,345)	(1,986)	(82,099)	16,384
Net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	—	—	—	(14,738)
Amortization of net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	(52)	76	(684)	(2,499)
Reclassification adjustment for net losses (gains) realized in net income(1)	(30)	—	1,985	—
Reclassification from OCI due to change in accounting principle	—	—	(84)	—
Reclassification of certain tax effects from OCI	—	—	(8,419)	—
Income tax (expense) benefit	5,456	734	20,796	328
Other comprehensive income (loss) on investment securities available for sale	(15,971)	(1,176)	(68,505)	(525)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(37)	(38)	(112)	(113)
Amortization of actuarial loss (gains)	551	621	1,480	1,596
Reclassification of certain tax effects from OCI	—	—	(5,235)	—
Income tax (expense) benefit	(174)	(225)	(390)	(567)
Other comprehensive income (loss) on pension and postretirement obligations	340	358	(4,257)	916
Total other comprehensive income (loss)	(15,631)	(818)	(72,762)	391
Comprehensive income	$70,298	$64,183	$171,816	$179,645
Numbers may not sum due to rounding.
(1) Includes only available for sale securities.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2016	$159,929	$1,630	$1,459,498	$1,695,764	$(54,679)	$(170,830)	$3,091,312
Comprehensive income
Net income	—	—	—	179,254	—	—	179,254
Other comprehensive income	—	—	—	—	391	—	391
Comprehensive income							179,645
Common stock issued
Stock-based compensation plans, net	—	—	1,952	(20,768)	—	41,276	22,460
Purchase of common stock returned to authorized but unissued	—	(15)	(37,016)	—	—	—	(37,031)
Purchase of treasury stock	—	—	—	—	—	(8,613)	(8,613)
Cash dividends
Common stock, $0.36 per share	—	—	—	(55,058)	—	—	(55,058)
Preferred stock	—	—	—	(7,008)	—	—	(7,008)
Stock-based compensation expense, net	—	—	16,860	—	—	—	16,860
Other	—	—	1,034	—	—	—	1,034
Balance, September 30, 2017	$159,929	$1,615	$1,442,328	$1,792,184	$(54,288)	$(138,167)	$3,203,601

Balance, December 31, 2017	$159,929	$1,618	$1,454,188	$1,819,230	$(62,758)	$(134,764)	$3,237,443
Comprehensive income
Net income	—	—	—	244,578	—	—	244,578
Other comprehensive income	—	—	—	—	(59,024)	—	(59,024)
Adoption of new accounting standards	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income							171,816
Common stock issued
Stock-based compensation plans, net	—	—	3,134	(15,737)	—	29,996	17,393
Acquisitions	—	137	396,975	—	—	91,296	488,408
Purchase of common stock returned to authorized but unissued	—	(14)	(33,061)	—	—	—	(33,075)
Purchase of treasury stock	—	—	—	—	—	(124,380)	(124,380)
Cash dividends
Common stock, $0.45 per share	—	—	—	(77,431)	—	—	(77,431)
Preferred stock	—	—	—	(7,077)	—	—	(7,077)
Issuance of preferred stock	97,315	—	—	—	—	—	97,315
Redemption of preferred stock	(528)	—	—	(118)	—	—	(646)
Common stock warrants exercised	—	11	(11)	—	—	—	—
Stock-based compensation expense, net	—	—	12,792	—	—	—	12,792
Tax Act reclassification	—	—	—	13,654	—	—	13,654
Change in accounting principle	—	—	—	84	—	—	84
Other	—	—	—	742	—	—	742
Balance, September 30, 2018	$256,716	$1,752	$1,834,017	$1,977,925	$(135,520)	$(137,852)	$3,797,038
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	($ in Thousands)
Cash Flow From Operating Activities
Net income	$244,578	$179,254
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	(1,000)	26,000
Depreciation and amortization	36,273	35,054
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(669)	286
Amortization of mortgage servicing rights	7,143	7,635
Amortization of other intangible assets	5,926	1,459
Amortization and accretion on earning assets, funding, and other, net	10,468	27,230
Net amortization of tax credit investments	14,388	14,685
Losses (gains) on sales of investment securities, net	1,985	(359)
Asset (gains) losses, net	(1,353)	716
(Gain) loss on mortgage banking activities, net	(15,412)	(3,762)
Mortgage loans originated and acquired for sale	(847,619)	(466,135)
Proceeds from sales of mortgage loans held for sale	826,929	551,697
Pension Contribution	(41,877)	(6,242)
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(14,791)	(9,765)
Increase (decrease) in interest payable	4,671	3,410
Increase (decrease) in cash collateral	21,932	1,396
Net change in other assets and other liabilities	51,171	(46,278)
Net cash provided by operating activities	302,743	316,281
Cash Flow From Investing Activities
Net increase in loans	(322,589)	(991,334)
Purchases of
Available for sale securities	(737,580)	(701,080)
Held to maturity securities	(553,258)	(121,596)
Federal Home Loan Bank and Federal Reserve Bank stocks	(267,432)	(195,356)
Premises, equipment, and software, net of disposals	(42,941)	(32,925)
Proceeds from
Sales of available for sale securities	601,130	—
Sales of held to maturity securities	—	16,059
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	231,964	162,911
Prepayments, calls, and maturities of available for sale investment securities	487,858	551,962
Prepayments, calls, and maturities of held to maturity investment securities	168,125	151,565
Sales, prepayments, calls, and maturities of other assets	24,243	10,833
Net change in tax credit investments	(32,690)	(35,027)
Net cash (paid) received in acquisition	59,472	(217)
Net cash used in investing activities	(383,698)	(1,184,205)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	204,700	445,003
Net increase (decrease) in short-term funding	(528,285)	(65,418)
Net increase (decrease) in short-term FHLB advances	121,000	38,000
Repayment of long-term FHLB advances	(1,900,012)	(115,017)
Proceeds from long-term FHLB advances	1,841,776	500,000
Proceeds from issuance of long-term funding	300,000	—
Proceeds from issuance of preferred shares	97,315	—
Proceeds from issuance of common stock for stock-based compensation plans	17,393	22,460
Redemption of preferred shares	(646)	—
Purchase of common stock returned to authorized but unissued	(33,075)	(37,031)
Purchase of treasury stock	(124,380)	(8,613)
Cash dividends on common stock	(77,431)	(55,058)
Cash dividends on preferred stock	(7,077)	(7,008)
Net cash provided by (used in) financing activities	(88,722)	717,318
Net increase (decrease) in cash, cash equivalents, and restricted cash	(169,677)	(150,606)
Cash, cash equivalents, and restricted cash at beginning of period	716,018	642,233
Cash, cash equivalents, and restricted cash at end of period	$546,341	$491,627
Supplemental disclosures of cash flow information
Cash paid for interest	$185,875	$98,151
Cash paid for income taxes	17,335	61,959
Loans and bank premises transferred to other real estate owned	20,781	5,872
Capitalized mortgage servicing rights	7,826	4,822
Loans transferred into held for sale from portfolio, net	56,550	75,289
Acquisition
Fair value of assets acquired, including cash and cash equivalents	2,567,560	—
Fair value ascribed to goodwill and intangible assets	261,142	217
Fair value of liabilities assumed	2,340,294	—
Equity issued in acquisition	488,408	—
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same sum amounts shown in the statement of cash flows.

	Nine Months Ended September 30,
	2018	2017
	($ in Thousands)
Cash and cash equivalents	$457,728	$423,392
Restricted cash	88,613	68,235
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$546,341	$491,627

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, included in cash and due from banks on the face of the Consolidated Balance Sheet.

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
Goodwill related to the Bank Mutual acquisition increased $6 million during the second quarter of 2018 and an additional $2 million during the third quarter of 2018 to $175 million. Upon review of information relating to events and circumstances existing at the acquisition date, and in accordance with applicable accounting guidance, the Corporation remeasured select previously reported fair value amounts. Based on updated appraisal information, the fair value of premises and equipment decreased by $6 million and $2 million during the second and third quarters of 2018, respectively. Additionally, during the second quarter of 2018, the fair value of loans was increased by less than $1 million due to an updated appraisal and other adjustments. Goodwill created by the acquisition of Bank Mutual is not tax deductible. See Note 8 for additional information on goodwill, as well as the carrying amount and amortization of core deposit and other intangible assets related to the Bank Mutual acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to Bank Mutual.

	Purchase Accounting Adjustments	February 1, 2018
	($ in Thousands)
Assets
Cash and cash equivalents	$—	$78,052
Investment securities	(6,238)	452,867
Federal Home Loan Bank stock, at cost	—	20,026
Loans	(48,043)	1,875,877
Premises and equipment, net	2,930	42,689
Bank owned life insurance	(24)	65,390
Goodwill		175,499
Core deposit intangibles (included in other intangible assets, net on the face of the Consolidated Balance Sheet)	58,100	58,100
Other real estate owned (included in other assets on the face of the Consolidated Balance Sheet)	199	4,848
Others assets	$7,054	$47,158
Total assets		$2,820,506
Liabilities
Deposits	$2,498	$1,840,950
Other borrowings	1,875	431,886
Other liabilities	$4,487	$65,982
Total liabilities		$2,338,818

Total consideration paid		$481,688

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
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The FASB issued an amendment to allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update was permitted and should be applied in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate related to the Tax Cuts and Jobs Act of 2017 is recognized.
1st Quarter 2018
The Corporation has elected to early adopt this amendment. During the first quarter of 2018, the Corporation reclassified approximately $14 million from accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act. No material impact on results of operations, financial position, or liquidity. See Consolidated Statements of Comprehensive Income and the Statement of Changes in Stockholders' Equity.

ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The FASB issued an amendment to better align a company’s financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also contains targeted improvements to simplify the application of hedge accounting guidance. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities should apply the amendment on a modified retrospective transition method in which the cumulative effect of the change will be recognized within equity in the consolidated balance sheet as of the date of adoption. Early adoption was permitted, including in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.
		1st Quarter 2018	The Corporation has elected to early adopt this amendment. No material impact on results of operations, financial position, or liquidity. See Note 10 for expanded disclosures.
ASU 2017-07 Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The FASB issued an amendment to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost, including a requirement that employers disaggregate the service cost component from the other components of net benefit cost. In addition, the amendments provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented and prospectively only for the capitalization component. Early adoption is permitted, but should be within the first interim period if interim financial statements are issued.
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

ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business
The FASB issued amendments to clarify the definition of a business in order to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The new standard narrows the definition of a business by adding three principal clarifications if: (1) substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business, (2) the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e,g. dividends or interest) or other revenues, then it is not a business. The overall intention is to provide consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment prospectively on or after the effective date.
		1st Quarter 2018	No material impact on results of operations, financial position, or liquidity.
ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash
The FASB issued an amendment to improve GAAP by providing guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, in order to reduce diversity in practice. The amendment requires that a statement of cash flow explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included in cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flow. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented. Early adoption is permitted, including in an interim period.
		1st Quarter 2018	No impact on results of operations, financial position, or liquidity. See Consolidated Statements of Cash Flows.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
The FASB issued an amendment requiring an entity to recognize income tax consequences on an intra-entity transfer of an asset other than inventory at the time the transaction occurs. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements.
		1st Quarter 2018	No material impact on results of operations, financial position, or liquidity.
ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
The FASB issued an amendment to provide clarification on where to classify cash flows involving certain cash receipts and cash payments. Under the new guidance, cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows from financing activities. The new guidance also details the specific classification of contingent consideration cash payments made after a business combination depending on the timing of payments. Lastly, cash proceeds received from corporate owned life insurance policies (including bank owned life insurance) should be classified as cash inflows from investing, while the cash payments for the premiums may be classified as cash outflows from investing, operating, or a combination of both. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented. Early adoption is permitted, including in an interim period; however, all of the amendments must be adopted in the same period.
		1st Quarter 2018	No material impact on results of operations, financial position, or liquidity.
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The FASB issued an amendment to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption.
1st Quarter 2018
The Corporation has adopted this amendment using the cumulative-effect adjustment as of the beginning of the fiscal year of adoption. No material impact on the result of operations, financial position or liquidity. In 2008, the Corporation received Visa Class B restricted shares as part of Visa’s initial public offering. Based on the existing transfer restriction and the uncertainty of the covered litigation, the approximately 119 thousand Class B shares remaining that the Corporation owned as of September 30, 2018 are carried at a zero cost basis. See Consolidated Statements of Comprehensive Income and Note 13 Fair Value Measurements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands, except per share data)
Net income	$85,929	$65,001	$244,578	$179,254
Preferred stock dividends	(2,409)	(2,339)	(7,077)	(7,008)
Net income available to common equity	$83,521	$62,662	$237,501	$172,246
Common shareholder dividends	(25,486)	(18,149)	(77,035)	(54,726)
Unvested share-based payment awards	(128)	(105)	(396)	(332)
Undistributed earnings	$57,907	$44,408	$160,070	$117,188
Undistributed earnings allocated to common shareholders	57,620	44,150	159,297	116,418
Undistributed earnings allocated to unvested share-based payment awards	288	258	772	770
Undistributed earnings	$57,907	$44,408	$160,070	$117,188
Basic
Distributed earnings to common shareholders	$25,486	$18,149	$77,035	$54,726
Undistributed earnings allocated to common shareholders	57,620	44,150	159,297	116,418
Total common shareholders earnings, basic	$83,106	$62,299	$236,332	$171,144
Diluted
Distributed earnings to common shareholders	$25,486	$18,149	$77,035	$54,726
Undistributed earnings allocated to common shareholders	57,620	44,150	159,297	116,418
Total common shareholders earnings, diluted	$83,106	$62,299	$236,332	$171,144
Weighted average common shares outstanding	170,516	150,565	168,249	150,983
Effect of dilutive common stock awards	2,188	1,815	2,101	2,081
Effect of dilutive common stock warrants	98	588	526	718
Diluted weighted average common shares outstanding	172,802	152,968	170,876	153,782
Basic earnings per common share	$0.49	$0.41	$1.40	$1.13
Diluted earnings per common share	$0.48	$0.41	$1.38	$1.11

Anti-dilutive common stock options of approximately 1.4 million and 1.0 million for the three months ended September 30, 2018 and 2017, respectively, and 1.4 million and 1.0 million for the nine months ended September 30, 2018 and 2017, respectively, were excluded from the earnings per common share calculation.
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
The following assumptions were used in estimating the fair value for options granted in the first nine months of 2018 and full year 2017.

	2018	2017
Dividend yield	2.50%	2.00%
Risk-free interest rate	2.60%	2.00%
Weighted average expected volatility	22.00%	25.00%
Weighted average expected life	5.75 years	5.5 years
Weighted average per share fair value of options	$4.47	$5.30

A summary of the Corporation’s stock option activity for the nine months ended September 30, 2018 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2017	5,118,687	$18.02	6.48	$38,028
Granted	938,740	24.50
Assumed from Bank Mutual acquisition	370,051	14.35
Exercised	(966,213)	16.57
Forfeited or expired	(63,313)	25.17
Outstanding at September 30, 2018	5,397,952	$19.07	6.48	$37,423
Options Exercisable at September 30, 2018	3,253,556	$16.89	5.24	$29,649

(a)	$ in Thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2018, the intrinsic value of stock options exercised was approximately $10 million. For the nine months ended September 30, 2017, the intrinsic value of the stock options exercised was $12 million. The total fair value of stock options vested was $4 million for both the nine months ended September 30, 2018 and September 30, 2017. The Corporation recognized compensation expense for the vesting of stock options of $3 million for both the nine months ended September 30, 2018 and September 30, 2017. Included in compensation expense for 2018 was less than $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2018, the Corporation had approximately $5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2022.
The following table summarizes information about the Corporation’s restricted stock activity for the nine months ended September 30, 2018.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	2,026,071	$19.68
Granted	592,371	24.72
Vested	(568,441)	18.33
Forfeited	(50,478)	22.25
Outstanding at September 30, 2018	1,999,523	$21.94

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2017 and 2018 will vest ratably over a three year period. Service-based restricted stock awards granted during 2017 and 2018 will vest ratably over a four year period. Expense for restricted stock awards issued of approximately $10 million was recorded for the nine months ended September 30, 2018 and $14 million was recorded for the nine months ended September 30, 2017. Included in compensation expense for 2018 was approximately $1 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $21 million of unrecognized compensation costs related to restricted stock awards at September 30, 2018, that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2022.
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

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,001	$—	$(4)	$997
Residential mortgage-related securities
FNMA / FHLMC	320,148	2,658	(6,132)	316,674
GNMA	2,259,538	—	(79,528)	2,180,010
Private-label	1,022	—	(4)	1,018
GNMA commercial mortgage-related securities	1,306,802	—	(55,824)	1,250,978
FFELP asset backed securities	298,282	1,766	(101)	299,947
Other debt securities	3,000	—	—	3,000
Other equity securities	1,573	—	—	1,573
Total investment securities available for sale	$4,191,366	$4,424	$(141,593)	$4,054,197
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,682,162	$1,216	$(33,332)	$1,650,046
Residential mortgage-related securities
FNMA / FHLMC	95,603	162	(3,266)	92,499
GNMA	367,536	1,753	(15,337)	353,952
GNMA commercial mortgage-related securities	516,454	8,092	(26,026)	498,520
Total investment securities held to maturity	$2,661,755	$11,223	$(77,961)	$2,595,017

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,003	$—	$(7)	$996
Residential mortgage-related securities
FNMA / FHLMC	457,680	9,722	(2,634)	464,768
GNMA	1,944,453	275	(31,378)	1,913,350
Private-label	1,067	—	(8)	1,059
GNMA commercial mortgage-related securities	1,547,173	5	(33,901)	1,513,277
FFELP asset backed securities	144,322	867	(13)	145,176
Other debt securities	3,200	—	(12)	3,188
Other equity securities	1,519	127	(14)	1,632
Total investment securities available for sale	$4,100,417	$10,996	$(67,967)	$4,043,446
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,281,320	$13,899	$(3,177)	$1,292,042
Residential mortgage-related securities
FNMA / FHLMC	40,995	398	(489)	40,904
GNMA	414,440	2,700	(6,400)	410,740
GNMA commercial mortgage-related securities	546,098	9,546	(15,756)	539,888
Total investment securities held to maturity	$2,282,853	$26,543	$(25,822)	$2,283,574

The expected maturities of investment securities available for sale and held to maturity at September 30, 2018 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$2,001	$1,997	$48,561	$48,871
Due after one year through five years	2,000	2,000	188,337	186,335
Due after five years through ten years	—	—	385,908	377,705
Due after ten years	—	—	1,059,355	1,037,135
Total debt securities	4,001	3,997	1,682,162	1,650,046
Residential mortgage-related securities
FNMA / FHLMC	320,148	316,674	95,603	92,499
GNMA	2,259,538	2,180,010	367,536	353,952
Private-label	1,022	1,018	—	—
GNMA commercial mortgage-related securities	1,306,802	1,250,978	516,454	498,520
FFELP asset backed securities	298,282	299,947	—	—
Equity securities	1,573	1,573	—	—
Total investment securities	$4,191,366	$4,054,197	$2,661,755	$2,595,017
Ratio of Fair Value to Amortized Cost		96.7%		97.5%

The proceeds from the sale of investment securities for the nine months ended September 30, 2018 and 2017 are shown below.

	Nine Months Ended September 30,
	2018	2017
	($ in Thousands)
Gross gains on available for sale securities	$1,954	$—
Gross gains on held to maturity securities	—	364
Total gains	1,954	364
Gross losses on available for sale securities	(3,938)	—
Gross losses on held to maturity securities	$—	$(5)
Total losses	$(3,938)	$(5)
Investment securities gains (losses), net	$(1,985)	$359
Proceeds from sales of investment securities	$601,130	$16,059

During 2018, the Corporation executed a strategy to improve the yield on securities and increase interest income during the current and future calendar years. During the third quarter of 2018, the Corporation sold mortgage-related securities totaling approximately $108 million at a slight gain with all proceeds reinvested into higher-yielding securities. The taxable equivalent yield of the securities sold was 3.08% while the reinvestment was at 3.51%. During the first six months of 2018, the Corporation also sold $40 million of lower yielding GNMA commercial mortgage-related securities.
In addition, on the acquisition date, the Corporation sold Bank Mutual's entire $453 million securities portfolio. The Corporation reinvested these funds into municipal securities. This strategy was completed during August 2018.
During the first nine months of 2017, the Corporation sold approximately $16 million of municipal securities classified as held to maturity due to credit concerns stemming from budgetary pressure and continued credit rating deterioration concerns in the State of Illinois.
Investment securities with a carrying value of approximately $3.7 billion and $3.1 billion at September 30, 2018, and December 31, 2017, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2018.

	Less than 12 months			12 months or more			Total
September 30, 2018	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	—	$—	$—	1	$(4)	$997	$(4)	$997
Residential mortgage-related securities
FNMA / FHLMC	18	(583)	60,527	14	(5,549)	172,119	(6,132)	232,646
GNMA	47	(29,687)	1,150,098	47	(49,841)	1,029,912	(79,528)	2,180,010
Private-label	—	—	—	1	(4)	1,018	(4)	1,018
GNMA commercial mortgage-related securities	4	(2,397)	63,846	89	(53,427)	1,187,406	(55,824)	1,251,252
FFELP asset backed securities	6	(101)	67,798	—	—	—	(101)	67,798
Total	75	$(32,768)	$1,342,269	152	$(108,825)	$2,391,452	$(141,593)	$3,733,721
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	1,288	$(22,552)	$1,026,504	228	$(10,779)	$187,493	$(33,332)	$1,213,997
Residential mortgage-related securities
FNMA / FHLMC	22	(1,798)	64,876	18	(1,469)	25,980	(3,266)	90,856
GNMA	39	(2,676)	89,367	46	(12,662)	262,952	(15,337)	352,319
GNMA commercial mortgage-related securities	1	(951)	28,308	24	(25,074)	470,212	(26,026)	498,520
Total	1,350	$(27,976)	$1,209,055	316	$(49,983)	$946,637	$(77,961)	$2,155,692

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2018 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at September 30, 2018 for mortgage-related securities is due to the increase in overall interest rates. The U.S. Treasury 3 year and 5 year rates increased by 90 basis points ("bp") and 74 bp, respectively, from December 31, 2017. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At September 30, 2018 and December 31, 2017, the Corporation had FHLB stock of $144 million and $89 million, respectively. The Corporation had Federal Reserve Bank stock of $77 million and $76 million at September 30, 2018 and December 31, 2017, respectively.

Note 7 Loans
The period end loan composition was as follows.

	September 30, 2018(a)	December 31, 2017
	($ in Thousands)
Commercial and industrial	$7,159,941	$6,399,693
Commercial real estate — owner occupied	867,682	802,209
Commercial and business lending	8,027,622	7,201,902
Commercial real estate — investor	3,924,499	3,315,254
Real estate construction	1,416,209	1,451,684
Commercial real estate lending	5,340,708	4,766,938
Total commercial	13,368,330	11,968,840
Residential mortgage	8,227,649	7,546,534
Home equity	901,275	883,804
Other consumer	369,858	385,813
Total consumer	9,498,782	8,816,151
Total loans	$22,867,112	$20,784,991

(a) Includes $13 million of purchased credit-impaired loans

The following table presents commercial and consumer loans by credit quality indicator at September 30, 2018.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$6,886,363	$78,964	$144,468	$50,146	$7,159,941
Commercial real estate - owner occupied	823,615	6,762	32,526	4,779	867,682
Commercial and business lending	7,709,978	85,725	176,994	54,925	8,027,622
Commercial real estate - investor	3,790,423	64,509	49,842	19,725	3,924,499
Real estate construction	1,401,585	10,078	3,392	1,154	1,416,209
Commercial real estate lending	5,192,008	74,587	53,234	20,879	5,340,708
Total commercial	12,901,986	160,312	230,228	75,804	13,368,330
Residential mortgage	8,154,521	1,159	6,073	65,896	8,227,649
Home equity	887,690	1,113	148	12,324	901,275
Other consumer	369,192	598	—	68	369,858
Total consumer	9,411,403	2,870	6,221	78,288	9,498,782
Total	$22,313,389	$163,182	$236,449	$154,092	$22,867,112

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2017.

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$6,015,884	$157,245	$113,778	$112,786	$6,399,693
Commercial real estate - owner occupied	723,291	14,181	41,997	22,740	802,209
Commercial and business lending	6,739,175	171,426	155,775	135,526	7,201,902
Commercial real estate - investor	3,266,389	24,845	19,291	4,729	3,315,254
Real estate construction	1,421,504	29,206	—	974	1,451,684
Commercial real estate lending	4,687,893	54,051	19,291	5,703	4,766,938
Total commercial	11,427,068	225,477	175,066	141,229	11,968,840
Residential mortgage	7,490,860	426	1,616	53,632	7,546,534
Home equity	868,958	1,137	195	13,514	883,804
Other consumer	384,990	652	—	171	385,813
Total consumer	8,744,808	2,215	1,811	67,317	8,816,151
Total	$20,171,876	$227,692	$176,877	$208,546	$20,784,991

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
The following table presents loans by past due status at September 30, 2018.

	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
	($ in Thousands)
Commercial and industrial	$7,103,744	$5,592	$140	$319	$50,146	$7,159,941
Commercial real estate - owner occupied	856,777	5,589	537	—	4,779	867,682
Commercial and business lending	7,960,521	11,181	677	319	54,925	8,027,622
Commercial real estate - investor	3,904,401	373	—	—	19,725	3,924,499
Real estate construction	1,414,538	517	—	—	1,154	1,416,209
Commercial real estate lending	5,318,939	890	—	—	20,879	5,340,708
Total commercial	13,279,460	12,071	677	319	75,804	13,368,330
Residential mortgage	8,152,854	7,829	1,070	—	65,896	8,227,649
Home equity	880,871	6,989	1,091	—	12,324	901,275
Other consumer	365,955	1,249	730	1,856	68	369,858
Total consumer	9,399,680	16,067	2,891	1,856	78,288	9,498,782
Total	$22,679,140	$28,138	$3,568	$2,175	$154,092	$22,867,112

(a)	Of the total nonaccrual loans, $92 million or 60% were current with respect to payment at September 30, 2018.

The following table presents loans by past due status at December 31, 2017.

	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
	($ in Thousands)
Commercial and industrial	$6,286,369	$170	$101	$267	$112,786	$6,399,693
Commercial real estate - owner occupied	779,421	48	—	—	22,740	802,209
Commercial and business lending	7,065,790	218	101	267	135,526	7,201,902
Commercial real estate - investor	3,310,000	374	—	151	4,729	3,315,254
Real estate construction	1,450,459	168	83	—	974	1,451,684
Commercial real estate lending	4,760,459	542	83	151	5,703	4,766,938
Total commercial	11,826,249	760	184	418	141,229	11,968,840
Residential mortgage	7,483,350	9,186	366	—	53,632	7,546,534
Home equity	863,465	5,688	1,137	—	13,514	883,804
Other consumer	382,186	1,227	780	1,449	171	385,813
Total consumer	8,729,001	16,101	2,283	1,449	67,317	8,816,151
Total	$20,555,250	$16,861	$2,467	$1,867	$208,546	$20,784,991

(a)	Of the total nonaccrual loans, $135 million or 65% were current with respect to payment at December 31, 2017.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $13 million of purchased credit-impaired loans, at September 30, 2018.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$57,935	$68,894	$6,013	$70,339	$1,121
Commercial real estate — owner occupied	3,746	3,752	20	15,460	143
Commercial and business lending	61,681	72,646	6,033	85,799	1,264
Commercial real estate — investor	2,069	2,148	287	14,929	13
Real estate construction	440	516	74	451	22
Commercial real estate lending	2,509	2,664	361	15,380	35
Total commercial	64,190	75,310	6,394	101,179	1,299
Residential mortgage	40,797	44,197	5,937	41,589	1,321
Home equity	9,692	10,689	3,327	9,846	431
Other consumer	1,186	1,188	123	1,188	2
Total consumer	51,675	56,074	9,387	52,623	1,754
Total loans(a)	$115,865	$131,384	$15,781	$153,802	$3,053
Loans with no related allowance
Commercial and industrial	$28,311	$41,615	$—	$31,955	$(348)
Commercial real estate — owner occupied	3,772	4,823	—	4,043	—
Commercial and business lending	32,083	46,438	—	35,998	(348)
Commercial real estate — investor	9,917	14,230	—	993	892
Real estate construction	—	—	—	—	—
Commercial real estate lending	9,917	14,230	—	993	892
Total commercial	42,000	60,668	—	36,991	544
Residential mortgage	9,925	10,047	—	10,504	172
Home equity	778	796	—	1,277	5
Other consumer	—	—	—	—	—
Total consumer	10,703	10,843	—	11,781	177
Total loans(a)	$52,703	$71,511	$—	$48,772	$721
Total
Commercial and industrial	$86,246	$110,509	$6,013	$102,294	$773
Commercial real estate — owner occupied	7,518	8,575	20	19,503	143
Commercial and business lending	93,764	119,084	6,033	121,797	916
Commercial real estate — investor	11,986	16,378	287	15,922	905
Real estate construction	440	516	74	451	22
Commercial real estate lending	12,426	16,894	361	16,373	927
Total commercial	106,190	135,978	6,394	138,170	1,843
Residential mortgage	50,722	54,244	5,937	52,093	1,493
Home equity	10,470	11,485	3,327	11,123	436
Other consumer	1,186	1,188	123	1,188	2
Total consumer	62,378	66,917	9,387	64,404	1,931
Total loans(a)	$168,568	$202,895	$15,781	$202,574	$3,774

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 75% of the unpaid principal balance at September 30, 2018.

The following table presents impaired loans individually evaluated under ASC Topic 310 at December 31, 2017.

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$81,649	$83,579	$10,838	$58,494	$2,629
Commercial real estate — owner occupied	23,796	23,937	2,973	12,124	736
Commercial and business lending	105,445	107,516	13,811	70,618	3,365
Commercial real estate — investor	17,823	17,862	1,597	16,924	1,694
Real estate construction	467	578	86	484	29
Commercial real estate lending	18,290	18,440	1,683	17,408	1,723
Total commercial	123,735	125,956	15,494	88,026	5,088
Residential mortgage	40,561	42,922	6,512	40,411	1,614
Home equity	10,250	10,986	3,718	10,521	549
Other consumer	1,135	1,138	122	1,140	3
Total consumer	51,946	55,046	10,352	52,072	2,166
Total loans(a)	$175,681	$181,002	$25,846	$140,098	$7,254
Loans with no related allowance
Commercial and industrial	$60,595	$82,839	$—	$89,275	$492
Commercial real estate — owner occupied	2,438	2,829	—	1,948	36
Commercial and business lending	63,033	85,668	—	91,223	528
Commercial real estate — investor	1,295	1,295	—	—	45
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,295	1,295	—	—	45
Total commercial	64,328	86,963	—	91,223	573
Residential mortgage	6,925	7,204	—	4,999	217
Home equity	641	645	—	540	7
Other consumer	—	—	—	—	—
Total consumer	7,566	7,849	—	5,539	224
Total loans(a)	$71,894	$94,812	$—	$96,762	$797
Total
Commercial and industrial	$142,244	$166,418	$10,838	$147,769	$3,121
Commercial real estate — owner occupied	26,234	26,766	2,973	14,072	772
Commercial and business lending	168,478	193,184	13,811	161,841	3,893
Commercial real estate — investor	19,118	19,157	1,597	16,924	1,739
Real estate construction	467	578	86	484	29
Commercial real estate lending	19,585	19,735	1,683	17,408	1,768
Total commercial	188,063	212,919	15,494	179,249	5,661
Residential mortgage	47,486	50,126	6,512	45,410	1,831
Home equity	10,891	11,631	3,718	11,061	556
Other consumer	1,135	1,138	122	1,140	3
Total consumer	59,512	62,895	10,352	57,611	2,390
Total loans(a)	$247,575	$275,814	$25,846	$236,860	$8,051

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 80% of the unpaid principal balance at December 31, 2017.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The following table presents nonaccrual and performing restructured loans by loan portfolio.

	September 30, 2018		December 31, 2017
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$38,885	$142	$30,047	$1,776
Commercial real estate — owner occupied	3,746	—	3,989	—
Commercial real estate — investor	350	9,917	14,389	—
Real estate construction	218	222	310	157
Residential mortgage	16,986	20,952	17,068	18,991
Home equity	7,792	2,515	7,705	2,537
Other consumer	1,177	9	1,110	25
Total	$69,154	$33,757	$74,618	$23,486

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.

The Corporation had a recorded investment of approximately $10 million in loans modified in troubled debt restructurings during the nine months ended September 30, 2018, of which $4 million were in accrual status and approximately $6 million were in nonaccrual pending a sustained period of repayment.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio, the recorded investment and unpaid principal balance for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	6	$1,954	$1,995	19	$11,387	$15,898
Commercial real estate — owner occupied	—	—	—	2	710	710
Commercial real estate — investor	1	958	1,022	—	—	—
Residential mortgage	29	5,655	5,733	48	4,445	4,638
Home equity	32	1,552	1,582	35	934	1,182
Other consumer	3	19	21	—	—	—
Total	71	$10,138	$10,353	104	$17,476	$22,428

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the nine months ended September 30, 2018, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the nine months ended September 30, 2018.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2018 and 2017 and the recorded investment in these restructured loans as of September 30, 2018 and 2017.

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	3	$—	1	$1
Residential mortgage	12	2,579	21	1,335
Home equity	28	1,599	14	371
Total	43	$4,178	36	$1,707

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
The following table presents a summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018.

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2017	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Charge offs	(29,707)	(1,361)	(5,278)	(298)	(1,310)	(2,508)	(3,923)	(44,385)
Recoveries	9,609	354	139	340	1,049	2,171	593	14,255
Net Charge offs	(20,098)	(1,007)	(5,139)	42	(261)	(337)	(3,330)	(30,130)
Provision for loan losses	2,643	105	5,737	(7,676)	(1,884)	(2,101)	3,676	500
September 30, 2018	$105,613	$9,451	$41,657	$26,737	$27,461	$19,687	$5,644	$236,250
Allowance for loan losses
Individually evaluated for impairment	$6,013	$20	$287	$74	$5,937	$3,327	$123	$15,781
Collectively evaluated for impairment	99,600	9,431	41,370	26,663	21,524	16,360	5,521	220,469
Acquired and accounted for under ASC 310-30(a)	—	—	—	—	—	—	—	—
Total allowance for loan losses	$105,613	$9,451	$41,657	$26,737	$27,461	$19,687	$5,644	$236,250
Loans
Individually evaluated for impairment	$86,246	$7,518	$11,986	$440	$50,722	$10,470	$1,186	$168,568
Collectively evaluated for impairment	7,071,043	858,747	3,904,266	1,415,745	8,176,217	890,721	368,672	22,685,411
Acquired and accounted for under ASC 310-30(a)	2,652	1,416	8,247	24	710	84	—	13,133
Total loans	$7,159,941	$867,682	$3,924,499	$1,416,209	$8,227,649	$901,275	$369,858	$22,867,112

(a)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2017, was as follows.

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Charge offs	(44,533)	(344)	(991)	(604)	(2,611)	(2,724)	(4,439)	(56,246)
Recoveries	11,465	173	242	74	927	3,194	716	16,791
Net Charge offs	(33,068)	(171)	(749)	(530)	(1,684)	470	(3,723)	(39,455)
Provision for loan losses	16,010	(3,511)	(3,477)	7,968	4,245	1,292	4,473	27,000
December 31, 2017	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Allowance for loan losses
Individually evaluated for impairment	$10,838	$2,973	$1,597	$86	$6,512	$3,718	$122	$25,846
Collectively evaluated for impairment	112,230	7,379	39,462	34,284	23,095	18,408	5,176	240,034
Total allowance for loan losses	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Loans
Individually evaluated for impairment	$142,244	$26,234	$19,118	$467	$47,486	$10,891	$1,135	$247,575
Collectively evaluated for impairment	6,257,449	775,975	3,296,136	1,451,217	7,499,048	872,913	384,678	20,537,416
Total loans	$6,399,693	$802,209	$3,315,254	$1,451,684	$7,546,534	$883,804	$385,813	$20,784,991

The allowance related to the oil and gas portfolio was $10 million at September 30, 2018 and represented 1.4% of total oil and gas loans.

($ in Millions)	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$27	$38
Charge offs	(24)	(25)
Recoveries	3	—
Net Charge offs	(20)	(25)
Provision for loan losses	3	14
Balance at end of period	$10	$27
Allowance for loan losses
Individually evaluated for impairment	$—	$5
Collectively evaluated for impairment	10	22
Total allowance for loan losses	$10	$27
Loans
Individually evaluated for impairment	$32	$77
Collectively evaluated for impairment	700	523
Total loans	$731	$600

The following table presents a summary of the changes in the allowance for unfunded commitments.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	($ in Thousands)
Allowance for Unfunded Commitments
Balance at beginning of period	$24,400	$25,400
Provision for unfunded commitments	(1,500)	(1,000)
Amount recorded at acquisition	2,436	—
Balance at end of period	$25,336	$24,400

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
Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the nine months ended September 30, 2018 and for the year ended December 31, 2017

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	($ in Thousands)
Changes in Accretable Yield
Balance at beginning of period	$—	$—
Purchases	4,853	—
Accretion	(310)	—
Net reclassification from non-accretable yield	144	—
Other(a)	(5)	—
Balance at end of period	$4,681	$—

(a)	Primarily includes charge-offs which are accounted for under ASC Subtopic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."
For loans acquired, the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors.
At September 30, 2018, the Corporation had a total of approximately $27 million in net unaccreted purchase discount, of which approximately $21 million was related to performing loans and approximately $6 million was related to the Corporation's purchased credit-impaired loans.
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2018, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that the 2018 annual qualitative impairment assessment indicated that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2018 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2017 or the first nine months of 2018.

At September 30, 2018, the Corporation had goodwill of $1.2 billion, compared to $976 million at December 31, 2017. Goodwill increased $175 million related to the Bank Mutual acquisition, $10 million related to the acquisition of Diversified, and $7 million related to the acquisition of Anderson. See Note 2 for additional information on the Corporation's acquisitions.
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

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	($ in Thousands)
Core deposit intangibles
Gross carrying amount	$58,100	$4,385
Accumulated amortization	(3,873)	(4,385)
Net book value	$54,227	$—
Additions during the periods	$58,100	$—
Amortization during the year	$3,873	$112
Other intangibles
Gross carrying amount	$44,931	$34,572
Reductions due to sale	(43)	—
Accumulated amortization	(21,045)	(18,992)
Net book value	$23,843	$15,580
Additions during the period	$10,359	$2,162
Amortization during the year	$2,053	$1,847

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance was as follows.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$59,168	$62,085
Additions from acquisition	8,136	—
Additions	7,826	7,167
Amortization	(7,143)	(10,084)
Mortgage servicing rights at end of period	$67,987	$59,168
Valuation allowance at beginning of period	(784)	(609)
(Additions) recoveries, net	669	(175)
Valuation allowance at end of period	(115)	(784)
Mortgage servicing rights, net	$67,872	$58,384
Fair value of mortgage servicing rights	$87,120	$64,387
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,547,230	$7,646,846
Mortgage servicing rights, net to servicing portfolio	0.79%	0.76%
Mortgage servicing rights expense (a)	$6,474	$10,259

(a)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2018. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Three Months Ending December 31, 2018	$1,453	$780	$2,362
2019	5,810	2,824	9,029
2020	5,810	2,707	7,892
2021	5,810	2,682	6,873
2022	5,810	2,659	5,995
2023	5,810	2,640	5,246
Beyond 2023	23,724	9,551	30,590
Total Estimated Amortization Expense	$54,227	$23,843	$67,987

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities).

	September 30, 2018	December 31, 2017
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$25,890	$141,950
Securities sold under agreements to repurchase	140,666	182,865
Federal funds purchased and securities sold under agreements to repurchase	166,556	324,815
Commercial paper	43,604	67,467
Total short-term funding	$210,159	$392,282
Long-Term Funding
Senior notes, at par	$550,000	$250,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(4,785)	(2,718)
Total long-term funding	795,215	497,282
Total short and long-term funding, excluding FHLB advances	$1,005,375	$889,564
FHLB Advances
Short-term FHLB advances	$405,000	$284,000
Long-term FHLB advances	2,927,655	2,900,168
Total FHLB advances	$3,332,655	$3,184,168

Total short and long-term funding	$4,338,030	$4,073,732

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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of September 30, 2018, the Corporation pledged agency mortgage-related securities with a fair value of $237 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 are presented in the following table.

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
September 30, 2018
Repurchase agreements
Agency mortgage-related securities	$140,666	$—	$—	$—	$140,666
Total	$140,666	$—	$—	$—	$140,666
December 31, 2017
Repurchase agreements
Agency mortgage-related securities	$182,865	$—	$—	$—	$182,865
Total	$182,865	$—	$—	$—	$182,865

Long-Term Funding
Senior Notes
In August 2018, Associated Bank, N.A. issued $300 million of senior notes, due August 2021, and callable July 2021. The senior notes have a fixed coupon interest rate of 3.50% and were issued at a discount.
In November 2014, the Corporation issued $250 million of senior notes, due November 2019, and callable October 2019. The senior notes have a fixed coupon interest rate of 2.75% and were issued at a discount.
Subordinated Notes
In November 2014, the Corporation issued $250 million of 10-year subordinated notes, due January 2025, and callable October 2024. The subordinated notes have a fixed coupon interest rate of 4.25% and were issued at a discount.
FHLB Advances
At September 30, 2018, the Corporation had $3.3 billion of FHLB advances, up $148 million from December 31, 2017.
As of September 30, 2018, the Corporation had $2.6 billion of putable FHLB advances with a one-time option where the FHLB can call the advance prior to the contractual maturity. The contractual weighted average life to the put date of these advances was 1.2 years, with put dates ranging from 2019 through 2020. The weighted average life to contractual maturity on these advances was 7.8 years, with those dates ranging from 2023 through 2028. As of September 30, 2018, it is anticipated that all of these advances will be called by the FHLB on their put date.
The original contractual maturity or next put date of the Corporation's FHLB advances as of September 30, 2018 and December 31, 2017 are presented in the following table.

	September 30, 2018		December 31, 2017
	Amount	Weighted Average Contractual Coupon Rate	Amount	Weighted Average Contractual Coupon Rate
	($ in Thousands)
Maturity or put date 1 year or less	$1,371,059	1.76%	$2,434,000	1.26%
After 1 but within 2	1,662,019	2.29%	750,013	1.23%
After 2 but within 3	216,289	2.53%	155	4.91%
After 3 years	83,289	2.62%	—	—%
FHLB advances and overall rate	$3,332,655	2.10%	$3,184,168	1.26%

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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. The Corporation pledged $33 million of investment securities as collateral at September 30, 2018, and pledged $24 million of investment securities as collateral at December 31, 2017. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house if it can be cleared. As such, the Corporation is required to pledge cash collateral for the margin. At September 30, 2018, the Corporation posted $37 million of cash collateral for the margin compared to $22 million at December 31, 2017.

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

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments.

	September 30, 2018			December 31, 2017
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate-related instruments — customer and mirror	$2,712,813	$68,916	Trading assets	$2,183,687	$28,494	Trading assets
Interest rate-related instruments — customer and mirror	2,712,813	(68,103)	Trading liabilities	2,183,687	(28,035)	Trading liabilities
Foreign currency exchange forwards	124,137	1,974	Trading assets	124,851	2,495	Trading assets
Foreign currency exchange forwards	119,748	(1,840)	Trading liabilities	118,094	(2,339)	Trading liabilities
Commodity contracts	401,849	69,439	Trading assets	457,868	38,686	Trading assets
Commodity contracts	401,968	(68,997)	Trading liabilities	457,108	(37,286)	Trading liabilities
Interest rate lock commitments (mortgage)	259,762	1,685	Other assets	222,736	1,538	Other assets
Forward commitments (mortgage)	271,561	1,352	Other assets	164,567	(313)	Other liabilities
Purchased options (time deposit)	21,269	577	Other assets	31,063	1,175	Other assets
Written options (time deposit)	21,269	(577)	Other liabilities	31,063	(1,175)	Other liabilities
Derivatives designated as hedging instruments
Interest Rate Products	500,000	4,902	Other assets	—	—	—

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges.

	Line Item in the Statement of Financial Position in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	September 30, 2018
Loans and investment securities receivables (a)	$495,069	$(4,931)
Total	$495,069	$(4,931)

(a)
These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.1 billion; the negative cumulative basis adjustments associated with these hedging relationships was $5 million; and the amounts of the designated hedged items were $500 million.

The table below identifies the effect of fair value hedge accounting on the Corporation's statement of performance during the nine months ended September 30, 2018.

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$(30)	$—	$—	$—
The effects of fair value and cash flow hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(4,931)	—	—	—
Derivatives designated as hedging instruments	4,902	—	—	—

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's statement of income during the nine months ended September 30, 2018.

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Nine Months Ended September 30,
($ in Thousands)		2018	2017
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$354	$(115)
Interest rate lock commitments (mortgage)	Mortgage banking, net	147	2,523
Forward commitments (mortgage)	Mortgage banking, net	1,665	(2,674)
Foreign currency exchange forwards	Capital markets, net	(22)	(39)
Commodity contracts	Capital markets, net	(958)	476

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

	Gross amounts of recognized assets			Gross amounts not offset in the balance sheet
($ in Thousands)		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Derivative liability available for offset	Collateral received	Net amount
Derivative assets: (a)
September 30, 2018	$78,124	$—	$78,124	$(26,385)	$(50,134)	$1,605
December 31, 2017	29,503	—	29,503	(16,140)	(13,234)	129

	Gross amounts of recognized liabilities			Gross amounts not offset in the balance sheet
($ in Thousands)		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Derivative asset available for offset	Collateral pledged	Net amount
Derivative liabilities (b)
September 30, 2018	$64,591	$—	$64,591	$(26,385)	$(37,480)	$726
December 31, 2017	37,164	—	37,164	(16,140)	(20,662)	362
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

	September 30, 2018	December 31, 2017
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$8,471,141	$8,027,187
Commercial letters of credit(a)	9,122	11,886
Standby letters of credit(c)	260,092	235,361

(a)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at September 30, 2018 or December 31, 2017.

(b)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.

(c)	The Corporation has established a liability of $3 million at September 30, 2018 and $2 million at December 31, 2017, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $25 million at September 30, 2018 and $24 million at December 31, 2017, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation invests in unconsolidated projects including low-income housing, new market tax credit projects, and historic tax credit projects to promote the revitalization of primarily low-to-moderate-income neighborhoods throughout the local communities of its bank subsidiary. As a limited partner in these unconsolidated projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The aggregate carrying value of these investments at September 30, 2018 was $132 million, compared to $147 million at December 31, 2017.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments at September 30, 2018 was $25 million, compared to $23 million at December 31, 2017, included in other assets on the consolidated balance sheets.

Related to these investments, the Corporation had remaining commitments to fund $85 million at September 30, 2018, and $119 million at December 31, 2017.
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
Regulatory Matters
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

As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $1 million during both the nine months ended September 30, 2018 and the year ended December 31, 2017. The loss reimbursement and settlement claims paid for the nine months ended September 30, 2018 were zero and negligible for the year ended December 31, 2017. Make whole requests during 2017 and the first nine months of 2018 generally arose from loans sold during the period of January 1, 2012 to December 31, 2017. Since January 1, 2012, loans sold totaled $10.8 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2018, approximately $7.0 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve.

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
	($ in Thousands)
Balance at beginning of period	$987	$900
Repurchase provision expense	254	246
Charge offs, net	(125)	(159)
Amount recorded at acquisition	88	—
Balance at end of period	$1,204	$987

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2018, and December 31, 2017, there were approximately $46 million and $44 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2018 and December 31, 2017, there were $60 million and $73 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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
Residential Loans Held for Sale: Residential loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at estimated fair value. Management has elected the fair value option to account for all newly originated mortgage loans held for sale, which results in the financial impact of changing market conditions being reflected currently in earnings as opposed to being dependent upon the timing of sales. Therefore, the continually adjusted values better reflect the price the Corporation expects to receive from the sale of such loans. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 fair value measurement.

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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2018, and December 31, 2017, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2018, and December 31, 2017, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Fair Value Hierarchy	September 30, 2018	December 31, 2017
		($ in Thousands)
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$997	$996
Residential mortgage-related securities
FNMA / FHLMC	Level 2	316,674	464,768
GNMA	Level 2	2,180,010	1,913,350
Private-label	Level 2	1,018	1,059
GNMA commercial mortgage-related securities	Level 2	1,250,978	1,513,277
FFELP asset backed securities	Level 2	299,947	145,176
Other equity securities	Level 1	1,573	1,632
Other debt securities	Level 2	3,000	3,188
Total investment securities available for sale	Level 1	2,570	2,628
Total investment securities available for sale	Level 2	4,051,627	4,040,818
Residential loans held for sale	Level 2	134,361	85,544
Commercial loans held for sale	Level 2	30,452	—
Interest rate-related instruments	Level 2	68,916	28,494
Foreign currency exchange forwards	Level 2	1,974	2,495
Interest rate products (designated as hedging instruments)	Level 2	4,902	—
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	1,685	1,538
Forward commitments to sell residential mortgage loans	Level 3	1,352	—
Commodity contracts	Level 2	69,439	38,686
Purchased options (time deposit)	Level 2	577	1,175
Liabilities
Interest rate-related instruments	Level 2	$68,103	$28,035
Foreign currency exchange forwards	Level 2	1,840	2,339
Forward commitments to sell residential mortgage loans	Level 3	—	313
Commodity contracts	Level 2	68,997	37,286
Written options (time deposit)	Level 2	577	1,175

The table below presents a rollforward of the balance sheet amounts for the nine months ended September 30, 2018 and the year ended December 31, 2017, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2016	$200	$3,114
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	(1,889)
Transfer out of level 3 securities (a)	(200)	—
Balance December 31, 2017	$—	$1,225
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	1,816
Balance September 30, 2018	$—	$3,041

(a) During the first quarter of 2017, the $200,000 level 3 investment security was transferred to level 2 based upon new pricing information.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held for Sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At September 30, 2018, the closing ratio was 86%.
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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2018, the Corporation utilized the following valuation techniques and significant unobservable inputs.
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

			Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
September 30, 2018
Assets
Impaired loans(a)	Level 3	$39,438	Provision for credit losses(b)	$(13,183)
Other real estate owned(c)	Level 2	2,688	Foreclosure / OREO expense, net	(965)
Mortgage servicing rights	Level 3	87,120	Mortgage banking, net	669

December 31, 2017
Assets
Impaired loans(a)	Level 3	$92,534	Provision for credit losses(b)	$(32,159)
Other real estate owned(c)	Level 2	2,604	Foreclosure / OREO expense, net	(939)
Mortgage servicing rights	Level 3	64,387	Mortgage banking, net	(175)

(a)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

(b)	Represents provision for credit losses on individually evaluated impaired loans.

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
The table below presents information about these inputs and further discussion is found above.

	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
September 30, 2018
Mortgage servicing rights	Discounted cash flow	Discount rate	11%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8%
Impaired Loans	Appraisals / Discounted cash flow	Collateral / Discount factor	34%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments.

		September 30, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$374,168	$374,168	$483,666	$483,666
Interest-bearing deposits in other financial institutions	Level 1	147,848	147,848	199,702	199,702
Federal funds sold and securities purchased under agreements to resell	Level 1	24,325	24,325	32,650	32,650
Investment securities held to maturity	Level 2	2,661,755	2,595,017	2,282,853	2,283,574
Investment securities available for sale	Level 1	2,570	2,570	2,628	2,628
Investment securities available for sale	Level 2	4,051,627	4,051,627	4,040,818	4,040,818
FHLB and Federal Reserve Bank stocks	Level 2	220,825	220,825	165,331	165,331
Residential loans held for sale	Level 2	134,361	134,361	85,544	85,544
Commercial loans held for sale	Level 2	30,452	30,452	—	—
Loans, net	Level 3	22,630,861	22,140,169	20,519,111	20,314,984
Bank and corporate owned life insurance	Level 2	661,009	661,009	591,057	591,057
Derivatives (trading and other assets)	Level 2	145,808	145,808	70,850	70,850
Derivatives (trading and other assets)	Level 3	3,037	3,037	1,538	1,538
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$21,542,860	$21,542,860	$20,436,893	$20,436,893
Brokered CDs and other time deposits(a)	Level 2	3,288,752	3,288,752	2,349,069	2,349,069
Short-term funding(b)	Level 2	615,159	615,159	676,282	676,282
Long-term funding	Level 2	3,722,870	3,719,147	3,397,450	3,411,368
Standby letters of credit(c)	Level 2	2,600	2,600	2,402	2,402
Derivatives (trading and other liabilities)	Level 2	139,517	139,517	68,835	68,835
Derivatives (trading and other liabilities)	Level 3	—	—	313	313
(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The carrying amount is a reasonable estimate of fair value for existing short-term funding.
(c) The commitment on standby letters of credit was $260 million and $235 million at September 30, 2018 and December 31, 2017, respectively. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
The components of net periodic benefit cost for the RAP, Bank Mutual Pension Plan, and Postretirement Plan for three and nine months ended September 30, 2018 and 2017 were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in Thousands)
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,885	$1,713	$5,670	$5,276
Interest cost	1,682	1,795	5,002	5,307
Expected return on plan assets	(4,777)	(4,929)	(14,287)	(14,692)
Amortization of prior service cost	(18)	(19)	(56)	(56)
Amortization of actuarial loss	549	619	1,474	1,594
Total net pension cost	$(680)	$(821)	$(2,197)	$(2,571)
Bank Mutual Pension Plan(a)
Interest cost	$654	N/A	$1,737	N/A
Expected return on plan assets	(1,220)	N/A	(2,812)	N/A
Total net pension cost	$(566)	N/A	$(1,075)	N/A
Postretirement Plan(b)
Interest cost	$27	$26	$80	$74
Amortization of prior service cost	(19)	(19)	(56)	(57)
Amortization of actuarial loss	2	2	6	2
Total net periodic benefit cost	$11	$9	$30	$19

(a)	The reported figures only include eight months of expense due to the timing of the Bank Mutual acquisition. See Note 2 for additional information on the Bank Mutual acquisition.

(b)
The portion of the Postretirement Plan attributed to Bank Mutual's Postretirement Plan only includes eight months of expense due to the timing of the Bank Mutual acquisition. See Note 2 for additional information on the Bank Mutual acquisition.

The components of net periodic benefit cost, other than the service cost component, are included in the line item "other" of noninterest expense in the Consolidated Statements of Income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its pension plans. The Corporation made a $6 million contribution to the Bank Mutual Pension Plan and a $4 million contribution to the RAP during the third quarter of 2018, as well as a $31 million contribution to the Bank Mutual Pension Plan during the second quarter of 2018.
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
The reportable segment results are presented based on the Corporation's internal management accounting process. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. generally accepted accounting principles. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. Additionally, the information presented is not indicative of how the segments would perform if they operated as independent entities.
To determine financial performance of each segment, the Corporation allocates funds transfer pricing ("FTP") assignments, the provision for credit losses, certain noninterest expenses, income tax, and equity to each segment. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically reviewed.
The Corporation allocates net interest income using an internal FTP methodology that charges users of funds (assets) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment and / or repricing characteristics of the assets and liabilities. The net effect of this allocation is offset in the Risk Management and Shared Services segment to ensure consolidated totals reflect the Corporation's net interest income. The net FTP allocation is reflected as net intersegment income (expense) in the accompanying tables.
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
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). In addition, the Risk Management and Shared Services segment includes certain unallocated expenses related to Bank Mutual's shared services and operations prior to system conversion in late June 2018. All acquisition related costs are included in the Risk Management and Shared Services segment.
Information about the Corporation’s segments is presented below.

	Corporate and Commercial Specialty
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in Thousands)
Net interest income	$113,298	$93,114	$339,718	$270,256
Net intersegment interest income (expense)	(13,018)	(758)	(36,151)	1,359
Segment net interest income	100,280	92,356	303,567	271,615
Noninterest income	12,280	12,278	39,156	36,768
Total revenue	112,560	104,634	342,723	308,383
Credit provision(a)	11,232	9,499	32,955	32,549
Noninterest expense	41,828	39,681	122,853	116,578
Income (loss) before income taxes	59,500	55,454	186,914	159,256
Income tax expense (benefit)	12,098	19,070	36,978	53,082
Net income	$47,402	$36,384	$149,937	$106,174
Return on average allocated capital (ROCET1)(b)	15.5%	12.8%	16.6%	12.7%

Average earning assets	$11,981,760	$10,923,762	$11,814,674	$10,846,418
Average loans	11,974,090	10,916,829	11,804,458	10,837,933
Average deposits	8,695,170	7,398,970	8,127,134	6,759,105
Average allocated capital (CET1)(b)	1,215,331	1,125,181	1,207,925	1,121,800
Allocated goodwill			524,525	428,000

	Community, Consumer, and Business
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in Thousands)
Net interest income	$91,323	$81,058	$268,137	$236,407
Net intersegment interest income (expense)	21,951	9,894	63,301	33,603
Segment net interest income	113,275	90,952	331,438	270,011
Noninterest income	73,838	67,867	224,109	198,546
Total revenue	187,113	158,819	555,547	468,557
Credit provision(a)	5,280	5,046	15,125	15,317
Noninterest expense	139,653	120,241	405,338	361,580
Income (loss) before income taxes	42,180	33,532	135,084	91,660
Income tax expense (benefit)	8,861	11,736	28,371	32,081
Net income	$33,319	$21,796	$106,713	$59,579
Return on average allocated capital (ROCET1)(b)	20.0%	14.7%	21.9%	13.6%

Average earning assets	$10,456,159	$9,608,242	$10,333,412	$9,418,173
Average loans	10,453,485	9,602,098	10,329,888	9,414,880
Average deposits	13,716,862	11,788,606	13,518,903	11,568,220
Average allocated capital (CET1)(b)	662,017	588,841	652,745	584,774
Allocated goodwill			644,397	544,006

	Risk Management and Shared Services
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in Thousands)
Net interest income	$14,770	$15,951	$47,770	$47,552
Net intersegment interest income (expense)	(8,933)	(9,136)	(27,150)	(34,963)
Segment net interest income	5,837	6,814	20,620	12,589
Noninterest income	2,183	5,750	8,257	12,822
Total revenue	8,019	12,564	28,876	25,411
Credit provision(a)	(21,512)	(9,545)	(49,081)	(21,866)
Noninterest expense(c)	22,932	17,505	100,445	49,276
Income (loss) before income taxes	6,599	4,604	(22,488)	(1,999)
Income tax expense (benefit)	1,390	(2,217)	(10,416)	(15,500)
Net income	$5,209	$6,821	$(12,072)	$13,501
Return on average allocated capital (ROCET1)(b)	1.8%	4.4%	(4.2)%	2.2%

Average earning assets	$8,036,951	$6,927,791	$7,912,853	$6,587,401
Average loans	546,142	380,210	554,824	248,165
Average deposits	2,283,886	3,253,869	2,355,566	3,486,354
Average allocated capital (CET1)(b)	635,924	405,653	603,684	387,388

	Consolidated Total
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in Thousands)
Net interest income	$219,392	$190,122	$655,625	$554,215
Net intersegment interest income (expense)	—	—	—	—
Segment net interest income	219,392	190,122	655,625	554,215
Noninterest income	88,300	85,895	271,522	248,136
Total revenue	307,692	276,017	927,146	802,351
Credit provision(a)	(5,000)	5,000	(1,000)	26,000
Noninterest expense	204,413	177,427	628,636	527,434
Income (loss) before income taxes	108,279	93,590	299,510	248,917
Income tax expense (benefit)	22,349	28,589	54,932	69,663
Net income	$85,929	$65,001	$244,578	$179,254
Return on average allocated capital (ROCET1)(b)	13.2%	11.7%	12.9%	11.0%

Average earning assets	$30,474,870	$27,459,795	$30,060,938	$26,851,992
Average loans	22,973,717	20,899,137	22,689,170	20,500,978
Average deposits	24,695,918	22,441,445	24,001,604	21,813,679
Average allocated capital (CET1)(b)	2,513,272	2,119,675	2,464,354	2,093,962
Allocated goodwill			1,168,922	972,006

(a)	The consolidated credit provision is equal to the actual reported provision for credit losses.

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

(c)
For the three months ended September 30, 2018, the Risk Management and Shared Services segment includes approximately $2 million of acquisition related noninterest expense. For the nine months ended September 30, 2018, the Risk Management and Shared Services segment includes approximately $30 million of acquisition related noninterest expense.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2018 and 2017 respectively, including changes during the preceding nine and three month periods as well as any reclassifications out of accumulated other comprehensive income (loss).

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2018	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	(82,099)	—	(82,099)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	1,985	—	1,985
Personnel expense	—	(112)	(112)
Other expense	—	1,480	1,480
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(684)	—	(684)
Income tax (expense) benefit	20,796	(390)	20,406
Net other comprehensive income (loss) during period	(68,505)	(4,257)	(72,762)
Balance September 30, 2018	$(106,958)	$(28,562)	$(135,520)

Balance January 1, 2017	$(20,079)	$(34,600)	$(54,679)
Other comprehensive income (loss) before reclassifications	1,646	—	1,646
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	(113)	(113)
Other expense	—	1,596	1,596
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(2,499)	—	(2,499)
Income tax (expense) benefit	328	(567)	(239)
Net other comprehensive income (loss) during period	(525)	916	391
Balance September 30, 2017	$(20,604)	$(33,684)	$(54,288)

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2018	$(90,986)	$(28,902)	$(119,888)
Other comprehensive income (loss) before reclassifications	(21,345)	—	(21,345)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(30)	—	(30)
Personnel expense	—	(37)	(37)
Other expense	—	551	551
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(52)	—	(52)
Income tax (expense) benefit	5,456	(174)	5,282
Net other comprehensive income (loss) during period	(15,971)	340	(15,631)
September 30, 2018	$(106,958)	$(28,562)	$(135,520)

Balance July 1, 2017	$(19,428)	$(34,042)	$(53,470)
Other comprehensive income (loss) before reclassifications	(1,986)	—	(1,986)
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	(38)	(38)
Other expense	—	621	621
Interest income (Amortization of net unrealized losses (gains)on available for sale securities transferred to held to maturity securities)	76	—	76
Income tax (expense) benefit	734	(225)	509
Net other comprehensive income (loss) during period	(1,176)	358	(818)
September 30, 2017	$(20,604)	$(33,684)	$(54,288)

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
The following table disaggregates the Corporation's revenue by major source for the three and nine months ended September 30, 2018 and 2017.

Nine Months Ended September 30, 2018
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Insurance commissions and fees	$—	$68,244	$36	$68,279
Service charges and deposit account fees	11,680	37,984	50	49,714
Card-based and loan fees(a)	1,023	29,512	52	30,587
Trust and asset management fees	—	40,946	—	40,946
Brokerage commissions and fees	—	21,001	252	21,253
Other revenue	(78)	7,349	221	7,491
Noninterest Income (in-scope of Topic 606)	12,625	205,036	611	218,270
Noninterest Income (out-of-scope of Topic 606)	26,531	19,073	7,646	53,252
Total Noninterest Income	$39,156	$224,109	$8,257	$271,522
(a) Loan fees are out-of-scope of Topic 606.

Nine Months Ended September 30, 2017
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Insurance commissions and fees	$—	$62,286	$2	$62,288
Service charges and deposit account fees	12,334	36,259	61	48,654
Card-based and loan fees(a)	876	25,807	17	26,700
Trust and asset management fees	—	37,066	—	37,066
Brokerage commissions and fees	—	13,071	—	13,071
Other revenue	591	6,626	153	7,370
Noninterest Income (in-scope of Topic 606)	13,801	181,115	233	195,149
Noninterest Income (out-of-scope of Topic 606)	22,967	17,431	12,589	52,987
Total Noninterest Income	$36,768	$198,546	$12,822	$248,136
(a) Loan fees are out-of-scope of Topic 606.

Three Months Ended September 30, 2018
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Insurance commissions and fees	$—	$21,632	$4	$21,636
Service charges and deposit account fees	3,669	13,210	25	16,904
Card-based and loan fees(a)	349	9,821	(15)	10,155
Trust and asset management fees	—	14,140	—	14,140
Brokerage commissions and fees	—	7,114	(30)	7,084
Other revenue	92	2,586	122	2,800
Noninterest Income (in-scope of Topic 606)	4,110	68,503	106	72,719
Noninterest Income (out-of-scope of Topic 606)	8,170	5,335	2,077	15,581
Total Noninterest Income	$12,280	$73,838	$2,183	$88,300
(a) Loan fees are out-of-scope of Topic 606.

Three Months Ended September 30, 2017
($ in Thousands)	Corporate and Commercial Specialty	Community, Consumer, and Business	Risk Management and Shared Services	Consolidated Total
Insurance commissions and fees	$—	$19,813	$2	$19,815
Service charges and deposit account fees	3,824	12,432	12	16,268
Card-based and loan fees(a)	284	8,834	6	9,124
Trust and asset management fees	—	12,784	—	12,785
Brokerage commissions and fees	—	4,392	—	4,392
Other revenue	509	2,311	48	2,868
Noninterest Income (in-scope of Topic 606)	4,617	60,566	68	65,251
Noninterest Income (out-of-scope of Topic 606)	7,661	7,301	5,682	20,644
Total Noninterest Income	$12,278	$67,867	$5,750	$85,895
(a) Loan fees are out-of-scope of Topic 606.

During the first quarter of 2018, the Corporation acquired Bank Mutual. This acquisition resulted in increased service charges and deposit account fees and card-based and loan fees. In addition, the Corporation acquired Whitnell & Co., Diversified, and Anderson since the third quarter of 2017 which resulted in increased insurance commissions and fees, trust and asset management fees, and brokerage commissions.

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

To the extent we grow our balance sheet organically or through strategic opportunities, the Corporation expects to benefit significantly from these revisions. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer conduct company-run stress testing as a result of the legislative amendments.

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

Despite the improvements for mid-size financial institutions such as the Corporation that has resulted from the Economic Growth Act, many provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, and results of operations. In addition, the Economic Growth Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.
Performance Summary
On February 1, 2018, the Corporation completed the acquisition of Bank Mutual. The acquisition added $2.8 billion of assets, $1.9 billion of loans, and $1.8 billion of deposits.

•	Average loans of $22.7 billion increased $2.2 billion, or 11%, from the first nine months of 2017. Average deposits of $24.0 billion increased $2.2 billion, or 10%, from the first nine months of 2017.

•	Net interest income of $656 million increased $101 million, or 18%, from the first nine months of 2017. Net interest margin was 2.95% compared to 2.83% for the first nine months of 2017.

•	Provision for credit losses was negative $1 million, down from $26 million for the first nine months of 2017.

•	Noninterest income of $272 million was up $23 million, or 9%, from the first nine months of 2017.

•	Noninterest expense of $629 million, which includes $30 million of acquisition related costs pertaining to Bank Mutual, was up $101 million, or 19% compared to the first nine months 2017.

•	The effective tax rate for the first nine months of 2018 was 18.34%, compared to 27.99% for the first nine months of 2017.
Table 1 Summary Results of Operations: Trends

	YTD Sept 2018	YTD Sept 2017	3Q18	2Q18	1Q18	4Q17	3Q17
	($ in Thousands, except per share data)
Net income	$244,578	$179,254	$85,929	$89,192	$69,456	$50,010	$65,001
Net income available to common equity	237,501	172,246	83,521	86,863	67,117	47,671	62,662
Earnings per common share - basic	1.40	1.13	0.49	0.51	0.41	0.31	0.41
Earnings per common share - diluted	1.38	1.11	0.48	0.50	0.40	0.31	0.41
Effective tax rate	18.34%	27.99%	20.64%	14.19%	20.43%	44.34%	30.55%

Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$7,652,096	$252,727	4.42%	$7,280,302	$197,356	3.62%
Commercial real estate lending	5,508,720	201,573	4.89%	4,979,132	143,093	3.84%
Total commercial	13,160,815	454,300	4.61%	12,259,434	340,449	3.71%
Residential mortgage(d)	8,259,305	208,656	3.37%	6,956,937	169,231	3.24%
Retail(d)	1,269,050	54,623	5.74%	1,284,607	48,039	4.99%
Total loans	22,689,170	717,579	4.22%	20,500,978	557,719	3.63%
Investment securities
Taxable	5,460,873	90,622	2.21%	4,819,580	71,295	1.97%
Tax-exempt(a)	1,480,426	40,173	3.62%	1,153,382	37,546	4.34%
Other short-term investments	430,468	9,366	2.91%	378,052	5,581	1.97%
Investments and other	7,371,767	140,161	2.54%	6,351,014	114,422	2.40%
Total earning assets	30,060,938	$857,740	3.81%	26,851,992	$672,141	3.34%
Other assets, net	2,989,470			2,466,764
Total assets	$33,050,408			$29,318,756
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$1,839,801	$739	0.05%	$1,517,901	$607	0.05%
Interest-bearing demand	4,744,503	30,904	0.87%	3,880,379	13,779	0.47%
Money market	7,318,400	38,042	0.69%	6,254,725	15,765	0.34%
Network transaction deposits	2,168,209	28,308	1.75%	3,357,125	23,510	0.94%
Time	2,753,832	23,966	1.16%	1,853,295	12,221	0.88%
Total interest-bearing deposits	18,824,746	121,959	0.87%	16,863,427	65,882	0.52%
Federal funds purchased and securities sold under agreements to repurchase	255,371	1,564	0.82%	460,672	2,107	0.61%
Commercial paper	60,979	150	0.33%	100,178	239	0.32%
FHLB advances	4,078,588	53,720	1.76%	3,028,957	20,209	0.89%
Long-term funding	550,888	15,183	3.67%	496,842	13,632	3.66%
Total short and long-term funding	4,945,826	70,617	1.91%	4,086,650	36,186	1.18%
Total interest-bearing liabilities	23,770,572	$192,576	1.08%	20,950,077	$102,068	0.65%
Noninterest-bearing demand deposits	5,176,858			4,950,252
Other liabilities	428,854			260,409
Stockholders’ equity	3,674,125			3,158,018
Total liabilities and stockholders’ equity	$33,050,408			$29,318,756
Interest rate spread			2.73%			2.69%
Net free funds			0.22%			0.14%
Fully tax-equivalent net interest income and net interest margin		$665,164	2.95%		$570,073	2.83%
Fully tax-equivalent adjustment		9,539			15,858
Net interest income		$655,625			$554,215

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

(b)	Nonaccrual loans and loans held for sale have been included in the average balances.

(c)	Interest income includes net deferred loan origination costs and net accreted purchase loan discount.

(d)	Upon conversion, certain Bank Mutual loans were reclassified from home equity to residential mortgage. All prior periods have been adjusted to reflect this change.

Table 2 Net Interest Income Analysis (continued)

	Quarter ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$7,938,739	$91,250	4.56%	$7,697,057	$86,771	4.52%	$7,318,594	$71,169	3.86%
Commercial real estate lending	5,420,680	68,020	4.98%	5,705,817	72,049	5.06%	4,973,436	50,396	4.02%
Total commercial	13,359,419	159,270	4.73%	13,402,874	158,820	4.75%	12,292,030	121,565	3.93%
Residential mortgage(d)	8,333,303	71,926	3.45%	8,310,358	69,774	3.36%	7,339,827	59,828	3.26%
Retail(d)	1,280,996	18,859	5.87%	1,292,196	18,466	5.72%	1,267,280	16,541	5.21%
Total loans	22,973,717	250,055	4.33%	23,005,428	247,060	4.30%	20,899,137	197,934	3.77%
Investment securities
Taxable	5,290,859	29,895	2.26%	5,518,077	30,623	2.22%	4,846,653	24,162	1.99%
Tax-exempt(a)	1,627,715	14,973	3.68%	1,497,192	13,587	3.63%	1,177,962	12,650	4.30%
Other short-term investments	582,578	4,036	2.75%	392,009	3,153	3.22%	536,043	2,492	1.85%
Investments and other	7,501,152	48,905	2.61%	7,407,277	47,363	2.56%	6,560,658	39,304	2.40%
Total earning assets	30,474,870	$298,959	3.91%	30,412,705	$294,423	3.88%	27,459,795	$237,238	3.44%
Other assets, net	3,059,317			3,022,659			2,504,232
Total assets	$33,534,187			$33,435,364			$29,964,027
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$1,901,960	$327	0.07%	$1,892,808	$210	0.04%	$1,545,884	$218	0.06%
Interest-bearing demand	4,988,694	13,169	1.05%	4,735,514	9,918	0.84%	3,993,275	5,778	0.57%
Money market	7,546,059	16,212	0.85%	7,190,178	12,045	0.67%	6,617,185	7,017	0.42%
Network transaction deposits	1,969,915	10,027	2.02%	2,130,854	9,503	1.79%	3,104,997	9,392	1.20%
Time deposits	2,978,314	10,382	1.38%	2,565,001	6,755	1.06%	2,187,986	5,372	0.97%
Total interest-bearing deposits	19,384,942	50,116	1.03%	18,514,355	38,431	0.83%	17,449,327	27,778	0.63%
Federal funds purchased and securities sold under agreements to repurchase	231,308	504	0.86%	259,713	538	0.83%	398,200	768	0.76%
Commercial paper	43,911	38	0.35%	65,631	51	0.31%	86,689	70	0.32%
FHLB advances	3,690,687	19,318	2.08%	4,809,071	21,279	1.77%	3,072,108	8,612	1.11%
Long-term funding	656,055	6,095	3.72%	497,517	4,544	3.65%	497,014	4,544	3.66%
Total short and long-term funding	4,621,961	25,956	2.23%	5,631,932	26,412	1.88%	4,054,011	13,994	1.37%
Total interest-bearing liabilities	24,006,903	$76,072	1.26%	24,146,287	$64,843	1.08%	21,503,338	$41,772	0.77%
Noninterest-bearing demand deposits	5,310,977			5,131,894			4,992,118
Other liabilities	454,767			436,130			283,724
Stockholders’ equity	3,761,541			3,721,053			3,184,847
Total liabilities and stockholders’ equity	$33,534,187			$33,435,364			$29,964,027
Interest rate spread			2.65%			2.80%			2.67%
Net free funds			0.27%			0.22%			0.17%
Fully tax-equivalent net interest income and net interest margin		$222,887	2.92%		$229,580	3.02%		$195,466	2.84%
Fully tax-equivalent adjustment		3,496			3,217			5,344
Net interest income		$219,392			$226,362			$190,122

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

(b)	Nonaccrual loans and loans held for sale have been included in the average balances.

(c)	Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

(d)	Upon conversion, certain Bank Mutual loans were reclassified from home equity to residential mortgage. All prior periods have been adjusted to reflect this change.

Notable Contributions to the Change in Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $656 million for the first nine months of 2018 compared to $554 million for the first nine months of 2017. The primary reason for increased net interest income and earning assets from last year was the acquisition of Bank Mutual in February 2018. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rate risk and market risk.

•	Fully tax-equivalent net interest income of $665 million for the first nine months of 2018 was $95 million higher than the first nine months of 2017.

•
Accreted income from the acquisition of the Bank Mutual loan portfolio contributed $21 million to net interest income for the first nine months of 2018. Approximately $8 million of the accreted income was from loan prepayments.

•
Average earning assets of $30.1 billion for the first nine months of 2018 were $3.2 billion, or 12%, higher than the first nine months of 2017. Average loans of $22.7 billion for the first nine months of 2018 increased $2.2 billion, or 11%, primarily due to an increase of $1.3 billion, or 19%, in residential mortgage loans and a $901 million, or 7%, increase in commercial loans.

•
Average interest-bearing liabilities of $23.8 billion for the first nine months of 2018 were up $2.8 billion, or 13% versus the first nine months of 2017. On average, interest-bearing deposits increased $2.0 billion and FHLB advances increased $1.0 billion from the first nine months of 2017.

•	The net interest margin for the first nine months of 2018 was 2.95%, compared to 2.83% for the first nine months of 2017.

•
The cost of interest-bearing liabilities was 1.08% for the first nine months of 2018, which was 43 bps higher than the first nine months of 2017. The increase was primarily due to a 35 bp increase in the cost of average interest-bearing deposits (to 0.87%) and an 87 bp increase in the cost of FHLB advances (to 1.76%), both primarily due to increases in the Federal Reserve interest rate.

•
The Federal Reserve increased the targeted federal funds rate on September 26, 2018, to a range of 2.00% to 2.25%, which compares to a range of 1.00% to 1.25% at the end of the third quarter of 2017. The Federal Reserve has indicated that it expects gradual increases in the Federal Funds rate. However, the timing and magnitude of any such increases are uncertain and will depend on domestic and global economic conditions.

Provision for Credit Losses
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the nine months ended September 30, 2018 was negative $1 million, compared to $26 million for the nine months ended September 30, 2017. Net charge offs were $30 million (representing 0.18% of average loans) for the nine months ended September 30, 2018, compared to $29 million (representing 0.19% of average loans) for the nine months ended September 30, 2017. The ratio of the allowance for loan losses to total loans was 1.03% for September 30, 2018 and 1.32% for September 30, 2017.
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

Noninterest Income
Table 3 Noninterest Income

									3Q18 Change vs
($ in Thousands)	YTD Sept 2018	YTD Sept 2017	% Change	3Q18	2Q18	1Q18	4Q17	3Q17	2Q18	3Q17
Insurance commissions and fees	$68,279	$62,288	10%	$21,636	$23,996	$22,648	$19,186	$19,815	(10)%	9%
Service charges and deposit account fees	49,714	48,654	2%	16,904	16,390	16,420	15,773	16,268	3%	4%
Card-based and loan fees	41,899	38,848	8%	14,090	14,387	13,422	13,840	12,619	(2)%	12%
Trust and asset management fees	40,946	37,066	10%	14,140	13,437	13,369	13,125	12,785	5%	11%
Brokerage commissions and fees	21,253	13,071	63%	7,084	6,896	7,273	6,864	4,392	3%	61%
Total core fee-based revenue	222,091	199,927	11%	73,854	75,106	73,132	68,788	65,879	(2)%	12%
Mortgage banking income	23,114	24,112	(4)%	6,444	8,451	8,219	5,507	9,147	(24)%	(30)%
Mortgage servicing rights expense	6,474	7,921	(18)%	2,432	2,193	1,849	2,337	2,563	11%	(5)%
Mortgage banking, net	16,640	16,191	3%	4,012	6,258	6,370	3,169	6,585	(36)%	(39)%
Capital markets, net	15,189	12,535	21%	5,099	4,783	5,306	7,107	4,610	7%	11%
Bank and corporate owned life insurance	10,705	13,094	(18)%	3,540	3,978	3,187	3,156	6,580	(11)%	(46)%
Other	7,529	6,746	12%	2,802	2,235	2,492	2,777	2,254	25%	24%
Subtotal	272,154	248,493	10%	89,307	92,360	90,487	84,997	85,908	(3)%	4%
Asset gains(losses), net(a)	1,353	(716)	N/M	(1,037)	2,497	(107)	(528)	(16)	(142)%	N/M
Investment securities gains(losses), net	(1,985)	359	N/M	30	(2,015)	—	75	3	(101)%	N/M
Total noninterest income	$271,522	$248,136	9%	$88,300	$92,842	$90,380	$84,544	$85,895	(5)%	3%
Mortgage loans originated for sale during period	$847,619	$466,135	82%	$331,334	$318,682	$197,603	$249,222	$245,851	4%	35%
Mortgage loan settlements during period	$826,929	$551,696	50%	$344,849	$294,456	$187,624	$268,254	$187,568	17%	84%
Assets under management, at market value(b)	$11,206	$9,243	21%	$11,206	$10,776	$10,540	$10,555	$9,243	4%	21%
N/M = Not Meaningful

(a)
The three months ended September 30, 2018 and the three months ended June 30, 2018 each include approximately $1 million of Bank Mutual acquisition related asset losses net of asset gains; the nine months ended September 30, 2018 include approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.

(b)	$ in millions. Excludes assets held in brokerage firms.

Notable Contributions to the Change in Noninterest Income

•
Fee-based revenue was $222 million, an increase of $22 million (11%) compared to the first nine months of 2017, primarily driven by the incremental insurance and brokerage commissions and trust fees resulting from the acquisitions of Whitnell & Co., Diversified, and Anderson. See Note 2 for additional information on the Corporation's acquisitions.

•	Capital markets, net increased $3 million (21%) compared to the first nine months of 2017, primarily driven by higher customer hedging transactions and increased syndication activity.

Noninterest Expense
Table 4 Noninterest Expense

									3Q18 Change vs
($ in Thousands)	YTD Sept 2018	YTD Sept 2017	YTD % Change	3Q18	2Q18	1Q18	4Q17	3Q17	2Q18	3Q17
Personnel	$366,141	$321,946	14%	$124,476	$123,980	$117,685	$107,031	$108,098	—%	15%
Occupancy	44,947	40,345	11%	14,519	15,071	15,357	13,497	12,294	(4)%	18%
Technology	54,730	45,126	21%	17,563	19,452	17,715	17,878	15,233	(10)%	15%
Equipment	17,347	15,951	9%	5,838	5,953	5,556	5,250	5,232	(2)%	12%
Business development and advertising	21,973	20,751	6%	8,213	7,067	6,693	8,195	7,764	16%	6%
Legal and professional	17,173	16,125	6%	5,476	6,284	5,413	6,384	6,248	(13)%	(12)%
Card Issuance and loan costs	10,154	8,924	14%	3,677	3,173	3,304	2,836	3,330	16%	10%
Foreclosure / OREO expense, net	2,694	3,593	(25)%	950	1,021	723	1,285	906	(7)%	5%
FDIC assessment	24,250	23,800	2%	7,750	8,250	8,250	7,500	7,800	(6)%	(1)%
Other intangible amortization	5,926	1,459	N/M	2,233	2,168	1,525	500	450	3%	N/M
Acquisition related costs(a)	29,983	—	N/M	2,271	7,107	20,605	—	—	(68)%	N/M
Other	33,318	29,413	13%	11,445	11,732	10,140	11,343	10,072	(2)%	14%
Total noninterest expense	$628,636	$527,434	19%	$204,413	$211,258	$212,965	$181,699	$177,427	(3)%	15%
N/M = Not Meaningful

(a)	Includes Bank Mutual acquisition related costs only.

Notable Contributions to the Change in Noninterest Expense

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $366 million for the first nine months of 2018, up $44 million (14%) from the first nine months of 2017, primarily driven by the additional cost of Bank Mutual staff and an increase in funding for the management incentive plan.

•
All other nonpersonnel noninterest expense on a combined basis was $262 million, up $57 million (28%) compared to the first nine months of 2017. The increase was primarily driven by $30 million of acquisition related costs pertaining to Bank Mutual. In addition, technology expense increased $10 million (21%) from the first nine months of 2017, driven by the additional cost of Bank Mutual operations.

Income Taxes

The Corporation recognized income tax expense of $55 million for the nine months ended September 30, 2018, compared to income tax expense of $70 million for the nine months ended September 30, 2017. The decrease is primarily due to the Tax Cuts and Jobs Act ("TCJA") signed into law on December 22, 2017. During the second and third quarters of 2018, the Corporation received one-time tax benefits from implementing tax planning strategies to maximize the positive impact of the TCJA. These benefits were partially offset by additional tax expense of $6 million which was booked in the third quarter of 2018 as a result of an unfavorable ruling in the Corporation’s case before the Minnesota Supreme Court. The effective tax rate was 18.34% for the first nine months of 2018, compared to an effective tax rate of 27.99% for the first nine months of 2017.

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

Balance Sheet Analysis

•
At September 30, 2018, total assets were $33.5 billion, up $3.0 billion (10%) from December 31, 2017 and up $3.4 billion (11%) from September 30, 2017. On February 1, 2018, the Corporation added $2.8 billion of assets as a result of the Bank Mutual acquisition.

•
Loans of $22.9 billion at September 30, 2018 were up $2.1 billion (10%) from December 31, 2017 and were up $1.9 billion (9%) from September 30, 2017. On February 1, 2018, the Corporation added $1.9 billion of loans as a result of the Bank Mutual acquisition. See section Loans for additional information on loans.

•
At September 30, 2018, total deposits of $24.8 billion were up $2.0 billion (9%) from December 31, 2017 and were up $2.5 billion (11%) from September 30, 2017. On February 1, 2018, the Corporation assumed $1.8 billion of deposits as a result of the Bank Mutual acquisition. See section Deposits and Customer Funding for additional information on deposits.

•
Long-term funding, excluding FHLB advances, was $795 million at September 30, 2018, up $298 million from December 31, 2017 and September 30, 2017 primarily driven by a $300 million senior note issuance during the third quarter of 2018.

•
At September 30, 2018, preferred equity of $257 million was up $97 million from December 31, 2017 and September 30, 2017 as a result of a $100 million Non-Cumulative Perpetual Preferred Stock, Series E issuance during the third quarter of 2018.

Loans
Table 5 Period End Loan Composition

	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$7,159,941	31%	$7,109,796	31%	$6,756,983	30%	$6,399,693	31%	$6,534,660	31%
Commercial real estate — owner occupied	867,682	4%	888,330	4%	900,913	4%	802,209	4%	827,064	4%
Commercial and business lending	8,027,622	35%	7,998,126	35%	7,657,896	34%	7,201,902	35%	7,361,724	35%
Commercial real estate — investor	3,924,499	17%	3,996,415	17%	4,077,671	18%	3,315,254	16%	3,345,536	16%
Real estate construction	1,416,209	6%	1,487,159	6%	1,579,778	7%	1,451,684	7%	1,552,135	8%
Commercial real estate lending	5,340,708	23%	5,483,574	24%	5,657,449	25%	4,766,938	23%	4,897,671	24%
Total commercial	13,368,330	58%	13,481,700	59%	13,315,345	58%	11,968,840	58%	12,259,395	59%
Residential mortgage	8,227,649	36%	8,207,253	36%	8,197,223	36%	7,546,534	36%	7,408,471	35%
Home equity	901,275	4%	911,363	4%	923,470	4%	883,804	4%	890,130	4%
Other consumer	369,858	2%	376,470	2%	374,453	2%	385,813	2%	373,464	2%
Total consumer	9,498,782	42%	9,495,086	41%	9,495,146	42%	8,816,151	42%	8,672,065	41%
Total loans	$22,867,112	100%	$22,976,786	100%	$22,810,491	100%	$20,784,991	100%	$20,931,460	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2017 and the first nine months of 2018. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2018, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses and lease financing.
Table 6 Largest Commercial and Business Lending Industry Group Exposures

September 30, 2018	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	8%	23%
Power and Utilities	5%	14%
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
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At September 30, 2018, the oil and gas portfolio was comprised of 56 credits, totaling $731 million of outstanding balances. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins. The portfolio is diversified by product line with approximately 57% in oil and 43% in gas at September 30, 2018. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 7 Oil and Gas Loan Portfolio

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in Millions)
Pass	$625	$603	$548	$483	$446
Special mention	34	—	—	—	—
Potential problem	34	34	40	40	39
Accruing TDRs	6	—	—	—	—
Nonaccrual	32	45	69	77	92
Total oil and gas related loans	$731	$682	$657	$600	$577
Quarter net charge offs	$9	$7	$4	$—	$8
Oil and gas related allowance	$10	$17	$19	$27	$30
Oil and gas related allowance ratio	1.4%	2.5%	2.9%	4.5%	5.2%
During 2017, the market stabilized leading to improvements across the oil and gas portfolio. At September 30, 2018, nonaccrual oil and gas related loans totaled approximately $32 million, representing 4% of the oil and gas loan portfolio, a decrease of $45 million from December 31, 2017.

Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

September 30, 2018	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	6%	35%
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
Table 9 Loan Distribution and Interest Rate Sensitivity

September 30, 2018	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$6,479,580	$519,359	$161,001	$7,159,941	31%
Commercial real estate — owner occupied	446,275	273,763	147,644	867,682	4%
Commercial real estate — investor	3,274,307	546,483	103,708	3,924,499	17%
Real estate construction	1,293,840	114,976	7,393	1,416,209	6%
Residential Mortgage - Adjustable (b)	653,865	2,838,455	1,929,132	5,421,453	24%
Residential Mortgage - Fixed	30,248	71,916	2,704,032	2,806,196	12%
Home Equity	48,327	62,496	790,452	901,275	4%
Other Consumer	157,342	48,400	164,116	369,858	2%
Total Loans	$12,383,785	$4,475,849	$6,007,478	$22,867,112	100%
Fixed rate	$4,837,096	$1,086,227	$3,229,217	$9,152,540	40%
Floating or adjustable rate	7,546,689	3,389,621	2,778,261	13,714,572	60%
Total	$12,383,785	$4,475,849	$6,007,478	$22,867,112	100%

(a)	Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.

(b)	Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.

Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 89% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2018. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years.
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

Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $168 million and $183 million of student loans at September 30, 2018 and December 31, 2017, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term and personal installment loans and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

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
Table 10 Nonperforming Assets

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in Thousands)
Nonperforming assets
Commercial and industrial	$50,146	$81,776	$102,667	$112,786	$122,284
Commercial real estate — owner occupied	4,779	18,649	20,636	22,740	15,598
Commercial and business lending	54,925	100,425	123,303	135,526	137,882
Commercial real estate — investor	19,725	26,503	15,574	4,729	3,543
Real estate construction	1,154	1,544	1,219	974	1,540
Commercial real estate lending	20,879	28,047	16,793	5,703	5,083
Total commercial	75,804	128,472	140,096	141,229	142,965
Residential mortgage	65,896	62,896	55,100	53,632	54,654
Home equity	12,324	12,958	13,218	13,514	12,639
Other consumer	68	134	139	171	259
Total consumer	78,288	75,988	68,456	67,317	67,552
Total nonaccrual loans	154,092	204,460	208,553	208,546	210,517
Commercial real estate owned	4,680	4,848	7,511	6,735	5,098
Residential real estate owned	3,630	3,715	5,806	5,873	3,385
Bank properties real estate owned	17,343	18,645	3,601	—	—
Other real estate owned (“OREO”)	25,653	27,207	16,919	12,608	8,483
Other nonperforming assets	6,379	7,059	7,117	7,418	7,418
Total nonperforming assets (“NPAs”)	$186,124	$238,726	$232,589	$228,572	$226,418
Accruing loans past due 90 days or more
Commercial	$319	$222	$505	$418	$308
Consumer	1,856	1,617	2,888	1,449	1,303
Total accruing loans past due 90 days or more	$2,175	$1,839	$3,393	$1,867	$1,611
Restructured loans (accruing)
Commercial	$43,199	$36,852	$47,460	$48,735	$51,259
Consumer	25,955	26,871	29,041	25,883	25,919
Total restructured loans (accruing)	$69,154	$63,723	$76,501	$74,618	$77,178
Nonaccrual restructured loans (included in nonaccrual loans)	$33,757	$38,005	$23,827	$23,486	$33,520
Ratios
Nonaccrual loans to total loans	0.67%	0.89%	0.91%	1.00%	1.01%
NPAs to total loans plus OREO	0.81%	1.04%	1.02%	1.10%	1.08%
NPAs to total assets	0.56%	0.71%	0.70%	0.75%	0.75%
Allowance for loan losses to nonaccrual loans	153.32%	123.55%	123.26%	127.49%	131.37%

Table 10 Nonperforming Assets (continued)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in Thousands)
Accruing loans 30-89 days past due
Commercial and industrial	$5,732	$588	$880	$271	$1,378
Commercial real estate — owner occupied	6,126	193	511	48	1,522
Commercial and business lending	11,858	781	1,391	319	2,900
Commercial real estate — investor	373	828	240	374	1,109
Real estate construction	517	19,765	490	251	700
Commercial real estate lending	890	20,593	730	625	1,809
Total commercial	12,748	21,374	2,121	944	4,709
Residential mortgage	8,899	9,341	15,133	9,552	8,870
Home equity	8,080	7,270	5,868	6,825	7,191
Other consumer	1,979	1,735	1,811	2,007	1,686
Total consumer	18,958	18,346	22,812	18,384	17,747
Total accruing loans 30-89 days past due	$31,706	$39,720	$24,934	$19,328	$22,456
Potential problem loans
Commercial and industrial	$144,468	$172,177	$196,766	$113,778	$153,779
Commercial real estate — owner occupied	32,526	38,879	34,410	41,997	57,468
Commercial and business lending	176,994	211,056	231,176	155,775	211,247
Commercial real estate — investor	49,842	24,790	46,970	19,291	46,770
Real estate construction	3,392	3,168	1,695	—	118
Commercial real estate lending	53,234	27,958	48,665	19,291	46,888
Total commercial	230,228	239,014	279,841	175,066	258,135
Residential mortgage	6,073	2,355	2,155	1,616	650
Home equity	148	142	188	195	124
Other consumer	—	6	—	—	—
Total consumer	6,221	2,503	2,343	1,811	774
Total potential problem loans	$236,449	$241,517	$282,184	$176,877	$258,909
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
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy—See section Critical Accounting Policies, in the Corporation’s 2017 Annual Report on Form 10-K for additional information on the allowance for loan losses. See section, Nonperforming Assets, for a detailed discussion on asset quality. See also Note 7 Loans, of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding nonperforming assets, and Table 11 and Table 12 provide additional information regarding activity in the allowance for loan losses.
The methodology used for the allocation of the allowance for loan losses at September 30, 2018 and December 31, 2017 was generally comparable, whereby the Corporation segregated its loss factors (used for both criticized and non-criticized loans) into a component primarily based on historical loss rates and a component primarily based on other qualitative factors that are probable to affect loan collectability. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, and industry statistics. Criticized loans are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb unrecognized losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses

	YTD
	September 30, 2018	September 30, 2017	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$265,880	$278,335	$252,601	$257,058	$265,880	$276,551	$281,101
Provision for loan losses	500	27,000	(4,000)	4,000	500	—	6,000
Charge offs	(44,385)	(41,957)	(17,304)	(14,926)	(12,155)	(14,289)	(14,727)
Recoveries	14,255	13,173	4,953	6,470	2,832	3,618	4,177
Net charge offs	(30,130)	(28,784)	(12,351)	(8,456)	(9,323)	(10,671)	(10,550)
Balance at end of period	$236,250	$276,551	$236,250	$252,601	$257,058	$265,880	$276,551
Allowance for Unfunded Commitments
Balance at beginning of period	$24,400	$25,400	$26,336	$26,336	$24,400	$24,400	$25,400
Provision for unfunded commitments	(1,500)	(1,000)	(1,000)	—	(500)	—	(1,000)
Amount recorded at acquisition	2,436	—	—	—	2,436	—	—
Balance at end of period	$25,336	$24,400	$25,336	$26,336	$26,336	$24,400	$24,400
Allowance for credit losses(a)	$261,586	$300,951	$261,586	$278,937	$283,394	$290,280	$300,951
Provision for credit losses(b)	$(1,000)	$26,000	(5,000)	4,000	—	—	5,000
Net loan (charge offs) recoveries
Commercial and industrial	$(20,098)	$(24,856)	$(6,893)	$(6,606)	$(6,599)	$(8,212)	$(9,442)
Commercial real estate — owner occupied	(1,007)	75	(252)	270	(1,025)	(246)	13
Commercial and business lending	(21,105)	(24,781)	(7,145)	(6,336)	(7,624)	(8,458)	(9,429)
Commercial real estate — investor	(5,139)	(585)	(3,958)	(1,189)	8	(164)	55
Real estate construction	42	(165)	(195)	48	189	(365)	(150)
Commercial real estate lending	(5,097)	(750)	(4,153)	(1,141)	197	(529)	(95)
Total commercial	(26,202)	(25,531)	(11,298)	(7,477)	(7,427)	(8,987)	(9,524)
Residential mortgage	(261)	(718)	5	(135)	(131)	(966)	(26)
Home equity	(337)	140	200	140	(677)	330	(87)
Other consumer	(3,330)	(2,675)	(1,258)	(984)	(1,088)	(1,048)	(913)
Total consumer	(3,928)	(3,253)	(1,053)	(979)	(1,896)	(1,684)	(1,026)
Total net charge offs	$(30,130)	$(28,784)	$(12,351)	$(8,456)	$(9,323)	$(10,671)	$(10,550)
Ratios
Allowance for loan losses to total loans	1.03%	1.32%	1.03%	1.10%	1.13%	1.28%	1.32%
Allowance for loan losses to net charge offs (annualized)	5.9x	7.2x	4.8x	7.4x	6.8x	6.3x	6.6x

(a)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(b)	Includes the provision for loan losses and the provision for unfunded commitments.

Table 12 Annualized net (charge offs) recoveries(a)

	YTD
(In basis points)	September 30, 2018	September 30, 2017	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Net loan (charge offs) recoveries
Commercial and industrial	(39)	(52)	(39)	(39)	(41)	(51)	(58)
Commercial real estate — owner occupied	(16)	1	(11)	12	(48)	(12)	1
Commercial and business lending	(37)	(46)	(36)	(33)	(42)	(47)	(51)
Commercial real estate — investor	(17)	(2)	(40)	(12)	—	(2)	1
Real estate construction	—	(1)	(5)	1	5	(10)	(4)
Commercial real estate lending	(12)	(2)	(30)	(8)	1	(4)	(1)
Total commercial	(27)	(28)	(34)	(22)	(24)	(30)	(31)
Residential mortgage	—	(1)	—	(1)	(1)	(5)	—
Home equity	(5)	2	9	6	(30)	15	(4)
Other consumer	(118)	(95)	(133)	(105)	(115)	(109)	(97)
Total consumer	(6)	(5)	(4)	(4)	(8)	(8)	(5)
Total net charge offs	(18)	(19)	(21)	(15)	(17)	(20)	(20)

(a)	Annualized ratio of net charge offs to average loans by loan type.

At September 30, 2018, the allowance for credit losses was $262 million, compared to $290 million at December 31, 2017 and $301 million at September 30, 2017. At September 30, 2018, the allowance for loan losses to total loans was 1.03% and covered 153.32% of nonaccrual loans, compared to 1.28% and 127.49%, respectively, at December 31, 2017 and 1.32% and 131.37%, respectively, at September 30, 2017. Management believes the level of allowance for loan losses to be appropriate at September 30, 2018.
Notable Contributions to the Change in Allowance for Credit Losses

•
Total loans increased $2.1 billion (10%) for the first nine months of 2018, including an $826 million (11%) increase in commercial and business lending, a $681 million (9%) increase in residential mortgage loans, and a $574 million (12%) increase in commercial real estate lending. Compared to September 30, 2017, total loans increased $1.9 billion (9%), including an $819 million (11%) increase in residential mortgage loans, a $666 million (9%) increase in commercial and business lending, and a $443 million (9%) increase in commercial real estate lending. The increase in total loans from December 31, 2017 and September 30, 2017 was driven by the acquisition of Bank Mutual. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Total nonaccrual loans decreased $54 million (26%) from December 31, 2017, and decreased $56 million (27%) from September 30, 2017, primarily due to migration in the oil and gas related credits. See also Note 7 Loans, of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
Potential problem loans increased $60 million from December 31, 2017, primarily due to the addition of Bank Mutual loans coupled with the downward migration of general commercial related credits, however, potential problem loans decreased $22 million (9%) from September 30, 2017, primarily due to improvements in general commercial related credits. See Table 10 for additional information on the changes in potential problem loans.

•
Year-to-date net charge offs increased $1 million (5%) from the comparable period last year. See Table 11 and Table 12 for additional information regarding the activity in the allowance for loan losses.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $10 million at September 30, 2018, compared to $27 million at December 31, 2017 and $30 million at September 30, 2017. See also Oil and gas lending within the Credit Risk section for additional disclosure.

Deposits and Customer Funding
Table 13 Period End Deposit and Customer Funding Composition

($ in Thousands)	September 30, 2018		June 30, 2018		March 31, 2018		December 31, 2017		September 30, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,421,270	22%	$5,341,361	22%	$5,458,473	23%	$5,478,416	24%	$5,177,734	23%
Savings	1,937,006	8%	1,887,777	8%	1,883,638	8%	1,524,992	7%	1,544,037	7%
Interest-bearing demand	5,096,998	21%	4,650,407	20%	4,719,566	20%	4,603,157	20%	4,990,891	22%
Money market	9,087,587	37%	9,208,993	39%	9,086,553	38%	8,830,328	39%	8,299,512	37%
Brokered CDs	235,711	1%	228,029	1%	44,503	—%	18,609	—%	3,554	—%
Other time	3,053,041	12%	2,499,747	10%	2,632,869	11%	2,330,460	10%	2,317,723	11%
Total deposits	$24,831,612	100%	$23,816,314	100%	$23,825,602	100%	$22,785,962	100%	$22,333,451	100%
Customer funding(a)	184,269		235,804		297,289		250,332		324,042
Total deposits and customer funding	$25,015,882		$24,052,118		$24,122,891		$23,036,294		$22,657,493
Network transaction deposits(b)	$1,852,863		$2,094,670		$2,244,739		$2,520,968		$2,622,787
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$22,927,308		$21,729,419		$21,833,649		$20,496,717		$20,031,152
Time deposits of more than $250,000	$1,350,256		$804,210		$906,727		$1,056,172		$1,009,097
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•	Total deposits increased $2.0 billion (9%) from December 31, 2017 and increased $2.5 billion (11%) from September 30, 2017, primarily due to the acquisition of Bank Mutual.

•	Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts comprised 87% of the Corporation's total deposits at September 30, 2018.

•
Included in the above amounts were $1.9 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 7% of the Corporation's total deposits at September 30, 2018. Network transaction deposits have declined approximately $770 million from September 30, 2017.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2018, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. Also, the collateral is used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of September 30, 2018, the Bank had $3.2 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2018, the Bank had $2.2 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $44 million was outstanding as of September 30, 2018.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are funding sources for the Parent Company.

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

•	The Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.

•	The Bank has implemented a global bank note program pursuant to which it may from time to time offer up to $2.0 billion aggregate principal amount of its unsecured senior and subordinated notes.

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and Associated Bank at September 30, 2018 are displayed below.
Table 14 Credit Ratings

	Moody’s	S&P(a)
Associated Bank short-term deposits	P-1	-
Associated Bank long-term	A1	BBB+
Corporation short-term	P-2	-
Corporation long-term	Baa1	BBB
Outlook	Stable	Stable
(a) Standard and Poor's.

For nine months ended September 30, 2018, net cash provided by operating activities were $303 million, while financing activities and investing activities used net cash of $89 million and $384 million, respectively, for a net decrease in cash and cash equivalents of $170 million since year-end 2017. At September 30, 2018, assets of $33.5 billion increased $3.0 billion from year-end 2017. On the funding side, deposits of $24.8 billion increased $2.0 billion from year-end 2017.
For nine months ended September 30, 2017, net cash provided by operating activities and financing activities were $316 million and $717 million, respectively, while investing activities used net cash of $1.2 billion, for a net decrease in cash and cash equivalents of $151 million since year-end 2016. At September 30, 2017, assets of $30.1 billion increased $925 million from year-end 2016. On the funding side, deposits of $22.3 billion increased by $445 million from year-end 2016.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first nine months of 2018.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand net interest income (NII) at risk, interest rate sensitive earnings at risk (EAR), and market value of equity (MVE) at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. Based on current rate expectations for a flattening yield curve, the Corporation's earnings at risk profile is slightly asset sensitive at September 30, 2018. While the modeled outcome of instantaneous and sustained parallel rate shocks of 100 bps or more indicate increased asset sensitivity, which would provide increased earnings, we see a low probability of a sustained parallel shift occurring in the near term.
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
Table 15 Estimated % Change in Net Interest Income Over 12 Months

	Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months
	Dynamic Forecast September 30, 2018	Static Forecast September 30, 2018	Dynamic Forecast December 31, 2017	Static Forecast December 31, 2017
Instantaneous Rate Change
100 bp increase in interest rates	4.9%	4.5%	2.5%	2.7%
200 bp increase in interest rates	9.6%	8.8%	4.6%	4.9%

At September 30, 2018, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates.

Table 16 Market Value of Equity Sensitivity

	September 30, 2018	December 31, 2017
Instantaneous Rate Change
100 bp increase in interest rates	(2.3)%	(3.1)%
200 bp increase in interest rates	(4.7)%	(6.7)%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Table 17 summarizes significant contractual obligations and other commitments at September 30, 2018, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

September 30, 2018	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$2,426,341	$737,217	$121,293	$3,901	$3,288,752
Short-term funding	210,159	—	—	—	210,159
FHLB advances	667,609	102,552	208,799	2,353,695	3,332,655
Long-term funding	—	547,012	—	248,203	795,215
Operating leases	9,815	18,572	13,881	22,447	64,715
Commitments to extend credit	4,209,016	2,523,470	1,846,652	151,765	8,730,903
Total	$7,522,940	$3,928,823	$2,190,625	$2,780,011	$16,422,399
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2018, is included in Note 10, Derivative and Hedging Activities, of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12, Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters, of the notes to consolidated financial statements. See also Note 9, Short and Long-Term Funding, of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding.

Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At September 30, 2018, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 18.

Table 18 Capital Ratios

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in Thousands)
Risk-based Capital(a)
Common equity Tier 1	$2,475,043	$2,528,002	$2,473,677	$2,171,508	$2,144,325
Tier 1 capital	2,731,194	2,686,658	2,632,912	2,331,245	2,304,037
Total capital	3,240,983	3,213,726	3,164,362	2,848,851	2,823,097
Total risk-weighted assets	23,907,156	24,059,029	23,535,483	21,544,463	21,657,286
Common equity Tier 1 capital ratio	10.35%	10.51%	10.51%	10.08%	9.90%
Tier 1 capital ratio	11.42%	11.17%	11.19%	10.82%	10.64%
Total capital ratio	13.56%	13.36%	13.45%	13.22%	13.04%
Tier 1 leverage ratio	8.43%	8.32%	8.48%	8.02%	7.93%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.34%	11.20%	11.13%	10.62%	10.66%
Dividend payout ratio(b)	30.61%	29.41%	36.59%	45.16%	29.27%

(a)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of the Corporation's capital with the capital of other financial services companies. See Table 19 for a reconciliation of common equity Tier 1.

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
During the nine months ended September 30, 2018, approximately 3.9 million TARP warrants ("warrants") were exercised at an exercise price of $19.77. The warrants were converted to approximately 1.1 million shares of common stock. Approximately 103,000 warrants remain outstanding, as of September 30, 2018. Any unexercised warrants will expire on November 21, 2018.
During the third quarter of 2018, the Corporation completed the issuance of 4 million depositary shares each representing a 1/40th interest in a share of 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, for net proceeds of approximately $97 million.
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2018.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
	September 30, 2018	September 30, 2017	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	($ in Thousands)
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets			7.11%	7.29%	7.22%	7.07%	7.08%
Return on average equity	8.90%	7.59%	9.06%	9.61%	7.96%	6.17%	8.10%
Return on average tangible common equity	13.73%	11.45%	14.14%	14.98%	11.99%	9.16%	12.20%
Return on average Common equity Tier 1	12.89%	11.00%	13.18%	14.00%	11.39%	8.77%	11.73%
Return on average assets	0.99%	0.82%	1.02%	1.07%	0.88%	0.66%	0.86%
Average stockholders' equity / average assets	11.12%	10.77%	11.22%	11.13%	11.00%	10.73%	10.63%
Tangible Common Equity and Common Equity Tier 1 Reconciliation(a)(b)
Common equity			$3,540,322	$3,610,843	$3,552,846	$3,077,514	$3,043,672
Goodwill and other intangible assets, net			(1,246,991)	(1,247,011)	(1,232,870)	(991,819)	(986,086)
Tangible common equity			2,293,331	2,363,832	2,319,977	2,085,695	2,057,586
Less: Accumulated other comprehensive income / loss			135,520	119,888	107,673	62,758	54,288
Less: Deferred tax assets/deferred tax liabilities, net			46,192	44,282	46,027	23,055	32,451
Common equity Tier 1			$2,475,043	$2,528,002	$2,473,677	$2,171,508	$2,144,325
Tangible Assets Reconciliation(a)
Total assets			$33,489,002	$33,652,647	$33,366,505	$30,483,594	$30,064,547
Goodwill and other intangible assets, net			(1,246,991)	(1,247,011)	(1,232,870)	(991,819)	(986,086)
Tangible assets			$32,242,010	$32,405,635	$32,133,636	$29,491,775	$29,078,461
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,510,141	$2,998,088	$3,589,387	$3,561,319	$3,377,388	$3,056,077	$3,024,918
Goodwill and other intangible assets, net	(1,196,912)	(986,765)	(1,246,089)	(1,235,623)	(1,107,503)	(991,955)	(986,342)
Tangible common equity	2,313,229	2,011,323	2,343,298	2,325,696	2,269,885	2,064,121	2,038,576
Less: Accumulated other comprehensive income / loss	110,741	51,163	125,225	117,497	89,105	61,937	49,164
Less: Deferred tax assets/deferred tax liabilities, net	40,384	31,476	44,749	45,308	30,943	29,386	31,935
Average common equity Tier 1	$2,464,354	$2,093,962	$2,513,272	$2,488,501	$2,389,933	$2,155,444	$2,119,675
Efficiency Ratio Reconciliation(c)
Federal Reserve efficiency ratio	67.50%	65.64%	66.12%	65.77%	70.76%	66.93%	63.92%
Fully tax-equivalent adjustment	(0.69)%	(1.27)%	(0.75)%	(0.65)%	(0.66)%	(1.30)%	(1.21)%
Other intangible amortization	(0.64)%	(0.18)%	(0.73)%	(0.68)%	(0.51)%	(0.18)%	(0.16)%
Fully tax-equivalent efficiency ratio	66.18%	64.19%	64.66%	64.45%	69.60%	65.45%	62.55%

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

Sequential Quarter Results

The Corporation reported net income of $86 million for the third quarter of 2018, compared to net income of $89 million for the second quarter of 2018. Net income available to common equity was $84 million for the third quarter of 2018 or $0.49 for basic and $0.48 diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2018 was $87 million, or net income of $0.51 for basic and $0.50 diluted earnings per common share, respectively (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2018 was $223 million, $7 million lower than the second quarter of 2018. The net interest margin in the third quarter of 2018 was down 10 bp to 2.92%. Average earning assets increased $62 million to $30.5 billion in the third quarter of 2018, primarily driven by a $94 million increase in average investments and other short-term investments. On the funding side, average interest-bearing deposits were up $871 million, and noninterest-bearing demand deposits were up $179 million. Average FHLB advances decreased $1.1 billion (see Table 2).
The provision for credit losses was negative $5 million for the third quarter of 2018, down from $4 million in the second quarter of 2018 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the third quarter of 2018 decreased $5 million (5%) to $88 million compared to the second quarter of 2018. Fee-based revenue decreased $1 million (2%) from the second quarter of 2018, primarily due to seasonal fluctuations in the employee benefits and property and casualty businesses. Net mortgage banking income was down $2 million (36%) from the second quarter of 2018 due to lower sales and refinancing volumes in the underlying housing market.
Noninterest expense decreased $7 million (3%) to $204 million. Business development and advertising expense was $8 million for the third quarter of 2018, up $1 million (16%) from the second quarter of 2018. Technology expense decreased $2 million (10%) from the second quarter of 2018. Bank Mutual acquisition related costs were $2 million for the third quarter of 2018, down $5 million from the second quarter of 2018.
For the third quarter of 2018, the Corporation recognized income tax expense of $22 million, compared to income tax expense of $15 million for the second quarter of 2018. The effective tax rate was 20.64% and 14.19% for the third quarter of 2018 and the second quarter of 2018, respectively. See Income Taxes section for a detailed discussion on income taxes.

Comparable Quarter Results

The Corporation reported net income of $86 million for the third quarter of 2018, compared to $65 million for the third quarter of 2017. Net income available to common equity was $84 million for the third quarter of 2018, or $0.49 for basic earnings per common share and $0.48 for diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2017 was $63 million, or $0.41 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2018 was $223 million, $27 million higher than the third quarter of 2017. The net interest margin between the comparable quarters was up 8 bp, to 2.92% in the third quarter of 2018. Average earning assets increased $3.0 billion to $30.5 billion in the third quarter of 2018, with average loans increasing $2.1 billion (predominantly due to the Bank Mutual acquisition). On the funding side, average interest-bearing deposits increased $1.9 billion, while noninterest-bearing demand deposits increased $319 million from the third quarter of 2017. Average short and long-term funding increased $568 million (see Table 2).
The provision for credit losses was negative $5 million for the third quarter of 2018, down $10 million from the third quarter of 2017. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the third quarter of 2018 of $88 million was up $2 million (3%) compared to third quarter of 2017. Brokerage commissions and fees was up $3 million (61%), primarily driven by increased investment advisory fees compared to the third quarter of 2017 driven by the Whitnell acquisition. Net mortgage banking fees for the third quarter of 2018 were down $3 million (39%) from the third quarter of 2017. Bank and corporate owned life insurance decreased $3 million (46%) from the third quarter of 2017 driven by decreased policy payouts.
On a comparable quarter basis, noninterest expense increased $27 million (15%) to $204 million for the third quarter of 2018. Personnel expense was $124 million for the third quarter of 2018, up $16 million (15%) from the third quarter of 2017, primarily driven by the additional cost of Bank Mutual staff. Technology expense increased $2 million (15%) to $18 million in the third quarter of 2018, largely driven by the additional cost of Bank Mutual operations. Occupancy expense increased $2 million (18%) for the third quarter of 2018, primarily due to the additional expense of acquired Bank Mutual facilities.

The Corporation recognized income tax expense of $22 million for the third quarter of 2018, compared to income tax expense of $29 million for third quarter of 2017. The effective tax rate was 20.64% and 30.55% for the third quarter of 2018 and 2017, respectively. See Income Taxes section for a detailed discussion on income taxes.

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
Year to Date Segment Review
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $150 million for the first nine months of 2018, up $44 million, compared to $106 million for the first nine months of 2017. Segment revenue increased $34 million to $343 million for the first nine months of 2018, compared to $308 million for the first nine months of 2017, primarily due to growth in average loan balances and increases in the Federal Reserve interest rate. Income tax expense decreased $16 million largely due to the TCJA. Average loan balances were $11.8 billion for the first nine months of 2018, up $967 million from the first nine months of 2017. Average deposit balances were $8.1 billion for the first nine months of 2018, up $1.4 billion from the first nine months of 2017. Average allocated capital increased $86 million to $1.2 billion for the first nine months of 2018.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $107 million for the first nine months of 2018, up $47 million from the first nine months of 2017. Segment revenue increased $87 million to $556 million for the first nine months of 2018, primarily due to growth in average loan balances, increases in the Federal Reserve interest rate, and the acquisitions of Whitnell & Co., Diversified, and Anderson which resulted in increased insurance and brokerage commissions as well as trust fees. Noninterest expense increased $44 million to $405 million for the first nine months of 2018, in part due to the addition of approximately 330 average full time equivalent employees. Average loan balances were $10.3 billion for the first nine months of 2018, up $915 million from the first nine months of 2017. Average deposits were $13.5 billion for the first nine months of 2018, up $2.0 billion from the first nine months of 2017. Average allocated capital increased $68 million to $653 million for the first nine months of 2018.
The Risk Management and Shared Services segment had a net loss of $12 million for the first nine months of 2018, down $26 million compared to the first nine months of 2017. The credit provision improved $27 million. Noninterest expense increased $51 million from the first nine months of 2017, primarily driven by $30 million of acquisition related costs and certain unallocated expenses related to Bank Mutual shared services and operations prior to system conversion in late June 2018. Average earning asset balances were $7.9 billion for the first nine months of 2018, up $1.3 billion from the first nine months of 2017. Average deposits were $2.4 billion for the first nine months of 2018, down $1.1 billion from the first nine months of 2017, primarily driven by a decrease in network transaction deposits. Average allocated capital increased to $604 million for the first nine months of 2018.

Comparable Quarter Segment Review
The Corporate and Commercial Specialty segment had net income of $47 million for the third quarter of 2018, up $11 million from the comparable quarter in 2017. Segment revenue increased $8 million compared to third quarter of 2017, primarily due to growth in average loan balances and increases in the Federal Reserve interest rate. Income tax expense decreased $7 million largely due to the TCJA. Average loan balances were $12.0 billion for the third quarter of 2018, up $1.1 billion from an average balance of $10.9 billion for third quarter of 2017. Average deposit balances were $8.7 billion for the third quarter of 2018, up $1.3 billion from the comparable quarter of 2017. Average allocated capital increased $90 million to $1.2 billion for third quarter of 2018.
The Community, Consumer, and Business segment had net income of $33 million for the third quarter of 2018, up $12 million compared to third quarter of 2017. Segment revenue increased $28 million to $187 million for the third quarter of 2018, primarily due to a $22 million increase in net interest income and $6 million increase in noninterest income. The growth in net interest income was primarily due to growth in average loan balances and increases in the Federal Reserve interest rate while the growth in noninterest income was primarily driven by the acquisitions of Whitnell & Co., Diversified, and Anderson since September 30, 2017 which resulted in increased insurance and brokerage commissions as well as trust fees. Total noninterest expense for the third quarter of 2018 was $140 million, up $19 million from the comparable quarter of 2017. Salary expense increased $8 million from the comparable quarter due to the addition of approximately 340 average full time equivalent employees. Average loan balances were $10.5 billion for the third quarter of 2018, up $851 million from the comparable quarter of 2017. Average deposits were $13.7 billion for the third quarter of 2018, up $1.9 billion from average deposits of $11.8 billion for the comparable quarter of 2017. Average allocated capital increased $73 million compared to the third quarter of 2017.
The Risk Management and Shared Services segment had net income of $5 million for the third quarter of 2018. Segment revenue was $8 million in the third quarter of 2018, a decrease of $5 million from the comparable quarter of 2017, primarily driven by a $3 million decrease in bank owned life insurance policy redemptions. The credit provision improved $12 million. Total noninterest expense for the third quarter of 2018 was $23 million, up $5 million from the comparable quarter of 2017, primarily driven by $2 million of acquisition related costs. Average earning asset balances were $8.0 billion for the third quarter of 2018, up $1.1 billion from the third quarter of 2017. Average deposits were $2.3 billion for third quarter of 2018, down $970 million versus the comparable quarter of 2017, primarily driven by a decrease in network transaction deposits. Average allocated capital increased to $636 million for third quarter of 2018.
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
ASU-2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
The FASB issued an amendment which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities should apply the amendment either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted.
		1st Quarter 2020	The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity.
ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans
The FASB issued an amendment to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments also added requirements to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendment also clarifies the disclosure requirements in paragraph 715-20-50-3, which states that certain information for defined benefit pension plans should be disclosed. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. Although narrow in scope, the amendments are considered an important part of the Board’s efforts to improve the effectiveness of disclosures in the notes to financial statements by applying concepts in the Concepts Statement. The amendment is effective for fiscal years ending after December 15, 2020. Entities should apply the amendments in this Update on a retrospective basis to all periods presented. Early adoption is permitted.
		1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity.
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
The FASB issued an amendment to add, modify, and remove disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement "Conceptual Framework for Financial Reporting", including the consideration of costs and benefits. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.
		1st Quarter 2020	The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity.
ASU 2018-09 Codification Improvements
The FASB issued an amendment which affects a wide variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update represent changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update do not require transition guidance and will be effective upon issuance of this Update. However, many of the amendments in this Update do have transition guidance with effective dates for annual periods beginning after December 15, 2018. There are some conforming amendments in this Update that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original Accounting Standards Update.
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
		1st Quarter 2019	The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity.

Standard	Description	Date of anticipated adoption	Effect on financial statements
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
1st Quarter 2020
The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. A cross-functional team, consisting of credit, risk management, finance and information technology, is currently developing an implementation plan to include assessment of processes, portfolio segmentation, model development, system requirements and identification of data and resource needs, among other things.

ASU 2016-02 Leases (Topic 842)
The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. ASU 2018-10 was issued as improvements and clarifications of ASU 2016-02 were identified. This update provides clarification on narrow aspects of the previously issued updates. ASU 2018-11 was issued to provide entities with an additional (and optional) transition method to adopt the new leases standard under ASU 2016-02.
1st Quarter 2019
The Corporation has evaluated and plans to elect the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of balance sheet recognition for lessees. Based on preliminary evaluation, the right-of-use asset and corresponding lease obligation liability are expected to range between $55 million and $65 million at adoption. The Corporation will continue to evaluate other impacts of adoption but does not anticipate these to be significant.

Recent Developments
On October 2, 2018, the Corporation entered into an accelerated share repurchase agreement. When the transactions contemplated by this agreement are completed, the Corporation will have purchased approximately $59 million of common stock. After this transaction, the Corporation has approximately $141 million remaining from the $200 million repurchase authorization approved by the Board of Directors on September 18, 2018.
On October 23, 2018, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.17 per common share, payable on December 17, 2018 to shareholders of record at the close of business on December 3, 2018. This is an increase of $0.02 from the previous quarterly dividend of $0.15 per common share. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on the Corporation's 6.125% Series C Perpetual Preferred Stock, payable on December 17, 2018 to shareholders of record at the close of business on December 3, 2018. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on the Corporation's 5.375% Series D Perpetual Preferred Stock, payable on December 17, 2018 to shareholders of record at the close of business on December 3, 2018. The Board of Directors also declared a regular quarterly cash dividend of $0.322309 per depositary share on the Corporation's 5.875% Series E Perpetual Preferred Stock, payable on December 17, 2018 to shareholders of record at the close of business on December 3, 2018.

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
As of September 30, 2018, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2018.
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
During the third quarter of 2018, the Corporation repurchased $118 million, or approximately 4.3 million shares, of common stock. The repurchase details are presented in the table below.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period

July 1, 2018 - July 31, 2018	—	$—	—	—
August 1, 2018 - August 31, 2018	1,792,443	27.29	1,792,443	—
September 1, 2018 - September 30, 2018	2,557,010	26.95	2,557,010	—
Total	4,349,453	$27.09	4,349,453	7,690,991

(a)
During the third quarter of 2018, the Corporation repurchased 30,778 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On September 18, 2018, the Board of Directors authorized the repurchase of up to $200 million of the Corporation's common stock. Using the closing stock price on September 30, 2018 of $26.00, a total of approximately 7.7 million shares of common stock remained available to be repurchased under this Board authorization as of September 30, 2018.

Preferred Stock Purchases
During the third quarter of 2018, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of September 30, 2018. Using the closing stock price on September 30, 2018 of $25.56, a total of approximately 391,000 shares remained available to be repurchased under the previously approved Board authorizations as of September 30, 2018.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of September 30, 2018. Using the closing stock price on September 30, 2018 of $23.94, a total of approximately 604,000 shares remained available to be repurchased under the previously approved Board authorizations as of September 30, 2018.
The repurchase of depositary shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (3.1, 4.1), Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, dated September 21, 2018, incorporated herein by reference to Exhibit 3.1, 4.1 of the Company’s Current Report on Form 8-K dated September 21, 2018.

Exhibit (4.2), Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated September 21, 2018.

Exhibit (4.3), Form of Depositary Receipt (included as part of Exhibit 4.2).
Exhibit (10.1), Retirement Agreement dated July 25, 2018 between Associated Banc-Corp and James S. Payne.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: October 26, 2018	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: October 26, 2018	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: October 26, 2018	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer