Form 10-K
period 2018-12-31
ASSOCIATED BANC-CORP
filed 2019-02-19
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-31343
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin	39-1098068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 Main Street Green Bay, Wisconsin	54301
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (920) 491-7500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per share	The New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.125% Non-Cumulative Perpetual Preferred Stock, Series C	The New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 5.375% Non-Cumulative Perpetual Preferred Stock, Series D	The New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 5.875% Non-Cumulative Perpetual Preferred Stock, Series E	The New York Stock Exchange
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
Yes  ☐        No  ☑
As of June 30, 2018, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $4,630,394,000. This excludes approximately $74,991,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who individually, in certain cases, or collectively, may be deemed affiliates. This includes approximately $81,929,000 of market value representing 1.74% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of January 31, 2019, 164,338,835 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document: Proxy Statement for Annual Meeting of Shareholders to be held on April 30, 2019	Part of Form 10-K Into Which Portions of Documents are Incorporated: Part III

ASSOCIATED BANC-CORP
2018 FORM 10-K TABLE OF CONTENTS

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

General
Associated Banc-Corp (individually referred to herein as the “Parent Company” and together with all of its subsidiaries and affiliates, collectively referred to herein as the “Corporation,” “Associated,” “we,” “us,” and “our”) is a bank holding company registered pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Our bank subsidiary, Associated Bank, National Association (“Associated Bank” or the “Bank”) traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB” ) to acquire three banks. At December 31, 2018, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 13 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2018, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50, publicly traded, bank holding companies headquartered in the U.S.
On December 11, 2018, the Corporation announced that Associated Bank had reached an agreement to acquire the Wisconsin branch banking operations of The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated. Under the terms of the transaction, Associated Bank will acquire approximately $850 million in deposits, $134 million in loans, and 32 branch locations, for a net premium of approximately $34 million, representing approximately 4% of the deposits. The transaction is subject to customary closing conditions, and is expected to close in June 2019.

Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 236 banking branches at December 31, 2018 serving more than 100 communities, primarily within our three state branch footprint. The Huntington National Bank branch acquisition will add a net 14 branches to our franchise and will expand our presence into 13 new communities. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.
See Note 20 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Employees
At December 31, 2018, we had 4,655 full-time equivalent employees. None of our employees are represented by unions.
Competition
The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market funds and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies and commercial entities offering financial services products, including nonbank lenders and so-called financial technology companies. Competition involves, among other things, efforts to retain current customers and to obtain new loans and deposits, the scope and types of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from subsidiaries of bank holding companies that have far greater assets and resources than ours.
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

Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally chartered trust company subsidiary are regulated, supervised and examined by the Office of the Comptroller of the Currency (the “OCC”). The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiaries. As part of this authority, Associated Bank and our trust company subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). We are subject to the enforcement and rule-making authority of the Consumer Financial Protection Bureau (“CFPB”) regarding consumer financial products. The CFPB has the authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Associated Bank. The Dodd-Frank Act weakens the federal preemption available for national banks and gives broader rights to state attorneys general to enforce certain federal consumer protection laws.
On May 24, 2018, the President signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (“Economic Growth Act”), which repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the Federal Reserve to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the Federal Reserve, the OCC and the FDIC issued a joint interagency statement regarding the impact of the Economic Growth Act. As a result of this statement and the Economic Growth Act, the Parent Company and the Bank are no longer subject to Dodd-Frank Act stress testing requirements. On December 18, 2018, the OCC published a notice of proposed rulemaking to amend the OCC’s stress testing rule implement the revised stress testing asset threshold.

•
The Economic Growth Act also enacted several important changes in some technical compliance areas, for which the banking agencies issued certain corresponding proposed and interim final rules, including:

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

•
Directing the Bureau of Consumer Financial Protection to provide guidance on the applicability of the Truth in Lending Act and Real Estate Settlement Procedures Act ("TILA-RESPA") Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

Banking Acquisitions
We are required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act ("CRA"). See the Risk Factors section for a more extensive discussion of this topic.

Banking Subsidiary Dividends
The Parent Company is a legal entity separate and distinct from the Bank and other nonbanking subsidiaries. A substantial portion of our revenue comes from dividends paid to us by Associated Bank. The OCC’s prior approval of the payment of dividends by Associated Bank to the Parent Company is required only if the total of all dividends declared by the Bank in any calendar year exceeds the sum of the Bank’s retained net income for that year and its retained net income for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).
Holding Company Dividends
In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Under the Dodd-Frank Act and the requirements of the FRB, the Parent Company, as a bank holding company, is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, consistent with its “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
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
In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as the Corporation. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations. We believe we will continue to exceed all capital requirements necessary to be deemed “well-capitalized” for all regulatory purposes under these new rules on a fully phased-in basis. For further detail on capital and capital ratios see discussion under the Liquidity and Capital sections under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and under Part II, Item 8, Financial Statements and Supplementary Data, Note 18 Regulatory Matters of the notes to consolidated financial statements.
In October 2017, the federal banking agencies issued a notice of proposed rulemaking on simplifications to the final rules, a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rule. Under the proposed rulemaking, non-advanced approaches banking organizations, such as the Corporation, would apply a simpler regulatory capital treatment for mortgage servicing assets (“MSAs”); certain deferred tax assets (“DTAs”) arising from temporary differences; investments in the capital of unconsolidated financial institutions; and capital issued by a consolidated subsidiary of a banking organization and held by third parties.
Specifically, the proposed rulemaking would eliminate: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule would no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead would require that non-advanced approaches banking organizations deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital. In light of changes to the capital treatment of high volatility commercial real estate exposures under the Regulatory Relief Act, the regulatory agencies have indicated that they will not take any further action regarding high volatility commercial real estate exposures under this proposal; however, other aspects of the proposal, including simplification to regulatory capital adjustments and deductions, are still under consideration.
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the Federal Reserve, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule will take effect April 1, 2019. The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We also expect to incur both transition costs and ongoing costs in developing and implementing the CECL methodology, and that the methodology will result in increased capital costs upon initial adoption as well as over time.
Capital Planning and Stress Testing Requirements
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring insured depository institutions to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and the requirement was made “periodic” rather than annual. The amended regulations also provide the Federal Reserve with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. In addition, the Economic Growth Act prohibits the federal banking agencies from requiring the Bank to assign a heightened risk weight to certain HVCRE ADC loans as previously required under the Basel III Capital Rules. Notwithstanding these regulatory amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer publish stress testing results as a result of the legislative and regulatory amendments.
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
“Well capitalized” institutions may generally operate without supervisory restriction. “Adequately capitalized” institutions cannot normally pay dividends or make any capital contributions that would leave them undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, they would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.
We note that the Economic Growth Act provides that reciprocal deposits are not treated as brokered deposits in the case of a “well capitalized” institution that received an “outstanding” or a “good” rating on its most recent examination to the extent the amount of such deposits does not exceed the lesser of $5 billion or 20% of the bank’s total liabilities.
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
At December 31, 2018, the Bank satisfied the capital requirements necessary to be deemed “well capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
The Dodd-Frank Act also set a new minimum Deposit Insurance Fund (“DIF”) reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 basis points to 45 basis points (“bp”) for large institutions. Premiums for Associated Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.
The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.
On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease. The last quarterly surcharge was reflected in the Bank’s December 2018 assessment invoice, which covered the assessment period from July 1, 2018 through September 30, 2018. The March 2019 assessment invoice, which covers the assessment period from October 1, 2018, through December 31, 2018, no longer will include a quarterly surcharge.
Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15 percent in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2 percent.
DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019. The Corporation’s combined assessment rate for FDIC and FICO assessments was approximately 8 bp for 2018.
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

Historically, deposit insurance premiums we have paid to the FDIC have been deductible for federal income tax purposes; however, the Tax Cuts and Jobs Act of 2017 (the "Tax Act”) disallows the deduction of such premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as ours, the premium deduction is phased out based on the proportion of a bank’s assets exceeding $10 billion.
Standards for Safety and Soundness
The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness (the “Guidelines”). The Guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the Guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings. Rather than providing specific rules, the Guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the Guidelines, however, could result in a request by the OCC to one of the nationally chartered banks to provide a written compliance plan to demonstrate its efforts to come into compliance with such Guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance.
Transactions with Affiliates and Insiders
Transactions between our national banking subsidiary and its related parties or any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the bank. In a holding company context, at a minimum, the parent holding company of a national bank, and any companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain types of covered transactions must be collateralized according to a schedule set forth in the statute based on the type of collateral.
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
Community Reinvestment Act Requirements
Associated Bank is subject to periodic CRA reviews by the OCC. The CRA does not establish specific lending requirements or programs for financial institutions and does not limit the ability of such institutions to develop products and services believed best-suited for a particular community. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition or the establishment of a branch office. An unsatisfactory rating may be used as the basis for denial of such an application. The Bank received a “Satisfactory” CRA rating in its most recent evaluation.
Privacy and Cybersecurity
Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. Financial institutions, such as the Bank, are required by statute and regulation to disclose their privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard its customers’ nonpublic, personal information.
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

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2018, the Corporation did not discover any material cybersecurity incidents.
Bank Secrecy Act / Anti-Money Laundering
The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of its BSA compliance program. National banks are also required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended, effective May 2018, to explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, the Financial Crimes Enforcement Network recently promulgated new customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted), which rules became effective on May 11, 2018.
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
Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted final rules (the “Final Rules”) implementing the Volcker Rule. The Final Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Final Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Final Rules also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to regulators. Although the Final Rules provide some tiering of compliance and reporting obligations based on size, the fundamental prohibitions of the Volcker Rule apply to banking entities of any size, including the Parent Company and Associated Bank. The Final Rules were effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the Federal Reserve granted extensions until July 21, 2017 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and in December 2016 provided guidance allowing for additional extensions to the conformance period for certain illiquid funds. The Corporation has evaluated the implications of the Final Rules on its investments and does not expect any material financial implications.

In August 2017, the OCC published a notice and request for comment on whether certain aspects of the Volcker Rule should be revised to better accomplish the purposes of section 619 of the Dodd-Frank Act while decreasing the compliance burden on banking entities and fostering economic growth. The request for comment invited input on ways to tailor the rule’s requirements and clarify key provisions that define prohibited and permissible activities, and how the federal regulatory agencies could implement the existing rule more effectively without revising the regulation. Specifically, the OCC requested comments on the scope of entities subject to the Volcker Rule, the proprietary trading prohibition, the covered funds prohibition, and the compliance program and metrics reporting requirements. On July 17, 2018, the five federal financial regulatory agencies published a joint notice of proposed rulemaking that would simplify and tailor compliance requirements relating to the “Volcker Rule”. The proposed changes are intended to streamline the rule by eliminating or modifying requirements that are not necessary to effectively implement the statute, while maintaining the core principles of the Volcker Rule as well as the safety and soundness of banking entities. Specifically, the proposal requested comment on narrowing the definition of what is a covered fund that a bank cannot sponsor or invest in, and broadening the “Super 23 A” exemptions to match those in the Federal Reserve’s Regulation W. We cannot assure you as to whether and to what extent the proposed regulations that would simplify compliance with the Volcker Rule would be adopted. If adopted, the regulations may affect us in the future by reducing some of our compliance costs, and expanding opportunities, but we may experience some costs in developing and implementing changes in conformance with the rules once finalized.
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
In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.
The Federal Reserve will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Corporation, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation’s ability to hire, retain and motivate its key employees.
Consumer Financial Services Regulations
Federal and applicable state banking laws also require us to take steps to protect consumers. Bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. These laws include disclosures regarding truth in lending, truth in savings, and funds availability.
To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act (“RESPA”), the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.

Under TILA as implemented by Regulation Z, as amended by the CFPB effective January 10, 2014, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g., subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g., prime loans) are given a safe harbor of compliance. The Corporation is predominantly an originator of compliant qualified mortgages.
Additionally, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an insured depository institution with total assets of more than $10 billion, the Bank is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank operates in a stringent consumer compliance environment. Therefore, the Bank is likely to incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act. The CFPB has been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the OCC and states attorneys general, also have become increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
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
Other Regulatory Authorities
In addition to regulation, supervision and examination by federal banking agencies, the Corporation and certain of its subsidiaries, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and applicable state securities laws and regulations, and to supervision and examination by other regulatory authorities, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), the New York Stock Exchange (“NYSE”), the Department of Labor (“DOL”) and others. Significantly, in June 2018 the U.S. Court of Appeals issued a mandate vacating the DOL’s “fiduciary rule” and related prohibited transaction exemptions. As a result, although the Bank may have taken certain measures to comply with the rule on a transitional basis, the Bank’s securities brokerage and investment advisory services and activities will no longer be affected.
Separately, in April 2018, pursuant to the Dodd-Frank Act, the SEC proposed Regulation Best Interest, which, among other things, requires a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. We anticipate the adoption of any new rule by the SEC will require us to review and possibly modify our compliance activities, which may lead to additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures. In addition, the Bank’s insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates.
The Tax Act was signed into law in December 2017 and includes a number of provisions that impact us, including the following:

•
Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it decreased the value of our then-existing deferred tax assets effective in the fourth quarter of 2017. The effect of remeasuring deferred tax assets due to the reduction in the tax rate is a nonrecurring event that generally is not expected to have a substantial adverse impact on the our core earnings or capital over the long term. Tax planning strategies relating to the 2017 tax year were implemented in 2018 which reduced the amount of the deferred tax assets at December 31, 2017, reducing the decrease in value of the deferred tax assets calculated in the fourth quarter of 2017. The Corporation has recorded and reported the effects of these strategies in its financial statements for the period ended December 31, 2018.

•
FDIC Insurance Premiums. The Tax Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion, such as the Bank, from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As a result, Associated Bank’s ability to deduct its FDIC premiums is now limited.

•
Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminated certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees is now limited.

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

The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 12 Income Taxes of the notes to Consolidated Financial Statements.

Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public on the Internet at the SEC’s web site at www.sec.gov.
Our principal internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing or e‑mailing us using the following information: Associated Banc-Corp, Attn: Investor Relations, 433 Main Street, Green Bay, WI 54301.

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
Credit Risks
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.    Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, the impact of international trade negotiations on local and national economies, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy could have a material adverse effect on our financial condition and results of operations.
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
On December 21, 2018, the regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The final rule will take effect April 1, 2019. The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We also expect to incur transition costs and ongoing costs in developing and implementing the CECL methodology, and that the methodology will result in increased capital costs upon initial adoption as well as over time. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.
We are subject to lending concentration risks.    As of December 31, 2018, approximately 58% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
Commercial real estate lending may expose us to increased lending risks. Our policy generally has been to originate commercial real estate loans primarily in the eight states in which the Bank operates. At December 31, 2018, commercial real estate loans, including owner occupied, investor, and real estate construction loans, totaled $6.0 billion, or 26% of our total loan portfolio. As a result of our growth of this portfolio in the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. Commercial real estate loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2018, nonaccrual commercial real estate loans totaled $7 million, or less than 1%, of our total portfolio of commercial real estate loans.
We may be adversely affected by declines in oil prices. Ongoing volatility in the oil and gas markets has compressed margins for many U.S.-based oil producers and others in the Oil and Gas industry. As of December 31, 2018, our oil and gas loan exposure was $1.1 billion of commitments with $747 million outstanding, representing approximately 3% of our loan portfolio. The Oil and Gas portfolio was comprised of 52 credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by price volatility or downturn in oil and gas prices. The allowance related to this portfolio was 1.6% at December 31, 2018, compared to 4.5% at December 31, 2017. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations. A prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.

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
Changes in interest rates could reduce the value of our investment securities holdings.    The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio, which includes Federal Home Loan Bank and Federal Reserve Bank stocks, as of December 31, 2018, was $6.9 billion and the estimated duration of the aggregate portfolio was approximately 4.2 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s investment securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $267 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $283 million.
Changes in interest rates could also reduce the value of our residential mortgage-related securities and mortgage servicing rights, which could negatively affect our earnings.    We have a portfolio of mortgage servicing rights ("MSRs"). A MSR is the right to service a mortgage loan (i.e., collect principal, interest, escrow amounts, etc.) for a fee. We recognize MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
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
The planned phasing out of the London Interbank Offered Rate (“LIBOR”) as a financial benchmark presents risks to the financial instruments originated or held by the Corporation. The LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. It is impossible to predict what benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if and when it ceases to exist. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amounts received and paid on derivatives instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR.
We rely on dividends from our subsidiaries for most of our revenue.    The Parent Company is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of the Parent Company’s revenue comes from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent Company’s common and preferred stock, and to pay interest and principal on the Parent Company’s debt. Various federal and / or applicable state laws and regulations limit the amount of dividends that the Bank and certain of our nonbanking subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, and results of operations.

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
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.    In the normal course of our business, we collect, process, and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and / or human errors, or other similar events.
Information security risks for financial institutions like us continue to increase in part because of new technologies, the increased use of the internet and telecommunications technologies (including mobile devices and cloud computing) to conduct financial and other business transactions, political activism, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services, such as customer-facing web sites. Because the methods of cyber-attacks change frequently or, in some cases, are not recognized until launch, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.
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

From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions such as our recent acquisition of Bank Mutual and our announced acquisition of the Huntington National Bank branches. The integration of core systems and processes for such transactions often occur after the closing, which may create elevated risk of cyber incidents. The Corporation may be subject to the data risks and cyber security vulnerabilities of the acquired company until the Corporation has sufficient time to fully integrate the acquiree’s customers and operations. Although the Corporation conducts comprehensive due diligence of cyber-security policies, procedures and controls of our acquisition counterparties, and the Corporation maintains adequate policies, procedures, controls and information security protocols to facilitate a successful integration, there can be no assurance that such measures, controls and protocols are sufficient to withstand a cyber-attack or other security breach with respect to the companies we acquire, particularly during the period of time between closing and final integration.
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

Changes in the federal, state or local tax laws may negatively impact our financial performance. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, the new legislation resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate.
In addition, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2018, the annual impairment test conducted in May indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2018, we had goodwill of $1.2 billion, representing approximately 31% of stockholders’ equity.
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
Loss of key employees may disrupt relationships with certain customers.    Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor or otherwise choose to transition to another financial services provider. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel could result in the loss of some of our customers.

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
Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business. The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Although the United States government has announced its plans to withdraw from the Paris Agreement, the most recent international climate change accord, the U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Corporation to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Corporation. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
Severe weather, natural disasters, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, and / or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.    Our business strategy includes significant growth plans. We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Sustainable growth requires that we manage our risks by balancing loan and deposit growth at acceptable levels of risk, maintaining adequate liquidity and capital, hiring and retaining qualified employees, successfully managing the costs and implementation risks with respect to strategic projects and initiatives, and integrating acquisition targets and managing the costs. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.

We operate in a highly competitive industry and market area.    We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In July 2018, the OCC announced that it will begin accepting applications from financial technology companies to become special purpose national banks.
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
Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the recent federal government shutdown and potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. Following the government shutdown in 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. In addition, the U.S. government and the governments of other countries took steps to stabilize the financial system, including investing in financial institutions, and implementing programs to improve general economic conditions, but there can be no assurances that these efforts will restore long-term stability and that they will not result in adverse unintended consequences. A prolonged government shutdown may also adversely impact a significant segment of our customer base resulting in increased defaults within our loan portfolio, which could adversely affect our financial condition and results of operations.
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

Our profitability depends significantly on economic conditions in the states within which we do business.    Our success depends on the general economic conditions of the specific local markets in which we operate particularly Wisconsin, Illinois and Minnesota. Local economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, on the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices, or other factors could have a material adverse effect on our financial condition and results of operations.
The earnings of financial services companies are significantly affected by general business and economic conditions.    Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment, could result in an increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
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
Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.    Acquisitions by the Corporation, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies (collectively, "regulatory approvals"). The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Corporation has, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. The regulatory approvals may contain conditions on the completion of the merger that adversely affect our business following the closing, or which are not anticipated or cannot be met. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
Legal, Regulatory, Compliance and Reputational Risks
We are subject to extensive government regulation and supervision.    We are subject to extensive federal and applicable state regulation and supervision, primarily through Associated Bank and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and / or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and / or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.

Significantly, on May 24, 2018, the President signed into law the Economic Growth Act, which repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the Federal Reserve to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. In addition new agency leadership is considering several proposals to modify existing regulations.
Accordingly, the effect of banking legislation and regulations remains uncertain. The implementation, amendment, or repeal of federal banking laws or regulations may affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict.
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
The recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act did not eliminate many of the aspects of the Dodd Frank Act that have increased our compliance costs, and remains subject to further rulemaking. The Economic Growth Act represents modest reform to the regulation of the financial services industry primarily through certain amendments of the Dodd-Frank Act. However, many provisions of the Dodd-Frank Act that have increased our compliance costs, such as the Volcker Rule, the Durbin amendment restricting interchange fees, and the additional supervisory authority of the CFPB, remain in place. Certain of the provisions amended by the Economic Growth Act took effect immediately, while others are subject to ongoing joint agency rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although we expect to benefit from many aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. In addition, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the Economic Growth Acts changes regarding stress testing and risk management.
The financial services industry is experiencing leadership changes at the federal banking agencies and in congress, which may impact regulations and government policy applicable to us. In November 2018, the Democrats took control of the U.S. House of Representatives and assumed leadership of the House Financial Services Committee. In December 2018, Congress confirmed a new Director of the CFPB. As a result of the changes and political and economic trends, new regulatory initiatives may be stalled and certain previously enacted regulations may be revisited. Recent appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. At this time, further impact of these leadership changes and the potential impact on the regulatory requirements applicable to us and our supervision by these agencies is uncertain.
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

•	actual or anticipated variations in quarterly results of operations or financial condition;

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and / or our competitors;

•	new technology used or services offered by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations;

•	changes in international trade policy and any resulting disputes or reprisals;

•	geopolitical conditions, such as acts or threats of terrorism or military conflicts; and

•	recommendations by securities analysts.
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our securities prices to decrease regardless of our operating results.
There may be future sales or other dilution of our equity, which may adversely affect the market price of our securities.    We are not restricted from issuing additional securities, including preferred stock, common stock and securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of an equity offering, as well as other sales of a large block of shares of our common stock or similar securities in the market after an equity offering, or the perception that such sales could occur. Both we and our regulators perform a variety of analyses of our assets, including the preparation of stress case scenarios, and as a result of those assessments we could determine, or our regulators could require us, to raise additional capital.
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
Our ability to originate residential mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and government-sponsored enterprises ("GSEs") in the residential mortgage market. Over the past several years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis, which has caused the interest rate for 30 year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S. Congress has expanded the conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. However, the new President of the United States and proposed key cabinet nominees have indicated that reforming the GSE system is a priority item on the administration’s regulatory agenda. It is unknown at this time what reforms, if any, will be made, the extent of the future involvement in the residential mortgage market and the impact of any reforms on that market and the United States economy as a whole.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Corporation operated approximately 269 facilities, including 236 banking branches at December 31, 2018. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively.   The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin (the "Milwaukee Center") and a 95,000 square foot office building located at 6000 Clearwater Drive, Minnetonka, Minnesota. Based on rentable square feet, at December 31, 2018, Associated Bank owned 86% of our total property portfolio.
At December 31, 2018, Associated Bank operated 236 banking branches serving over 100 different communities within Illinois, Minnesota and Wisconsin.  Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased.  Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, Ohio and Texas.

ITEM 3.	LEGAL PROCEEDINGS
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT THE EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 18, 2019.
Philip B. Flynn - Age 61
Philip B. Flynn has been President and Chief Executive Officer of Associated and Associated Bank and a member of the Board of Directors since December 2009. Prior to joining Associated, he served as Vice Chairman and Chief Operating Officer of Union Bank. During his nearly 30-year career at Union Bank, he held a broad range of other executive positions, including chief credit officer and head of commercial banking, specialized lending and wholesale banking. He served as a member of Union Bank’s board of directors from 2004 to 2009.
William M. Bohn - Age: 52
William M. Bohn has been Executive Vice President, Head of Private Client and Institutional Services of Associated and Associated Bank since July 2014. He joined Associated in 1997 and most recently served as President and Chief Executive Officer of Associated Benefits and Risk Consulting ("ABRC") from 2004 to 2015.
Matthew R. Braeger - 44
Matthew R. Braeger has been Executive Vice President and Chief Audit Executive of Associated and Associated Bank since February 2018. He served as Deputy Chief Audit Executive from October 2017 to February 2018. He joined Associated in April 2013 as Senior Vice President, Business Support Audit Director. Previously, he held audit management positions with Fiserv, Inc. and public accounting audit roles with Ernst & Young, LLP. Braeger has more than 18 years of auditing experience, primarily in banking technology and financial services.

Christopher Del Moral-Niles - Age: 48
Christopher J. Del Moral-Niles has been Executive Vice President, Chief Financial Officer of Associated and Associated Bank since March 2012. He joined Associated in July 2010 and has previously served as Principal Accounting Officer, Deputy Chief Financial Officer and as Corporate Treasurer. From 2006 to 2010, he held various leadership roles for The First American Corporation and its subsidiaries, including serving as Corporate Treasurer and as divisional President of First American Trust, FSB. From 2003 to 2006, Mr. Niles held various positions with Union Bank, including serving as Senior Vice President and Director of Liability Management. Prior to his time with Union Bank, Mr. Niles spent a decade as a financial services investment banker supporting mergers and acquisitions of financial institutions, bank and thrift capital issuances, and bank funding transactions.
Judith M. Docter - Age: 57
Judith M. Docter has been Executive Vice President, Chief Human Resources Officer of Associated and Associated Bank since November 2005. Ms. Docter was Senior Vice President, Director of Organizational Development, for Associated from May 2002 to November 2005. From March 1992 to May 2002, she served as Director of Human Resources for Associated Bank Fox Valley Region and Wealth Management.
Angie M. DeWitt - Age 49
Angie M. DeWitt has been Executive Vice President and Deputy Chief Human Resources Officer of Associated and Associated Bank since October 2018. Most recently she served as Senior Vice President, Director of Human Resources from February 2018 to October 2018. She joined Associated in August 2008 as a member of the finance team and has held multiple leadership roles. Prior to joining Associated, she held a senior finance role at Schneider National, Inc. from January 2002 to August 2008.
Randall J. Erickson - Age: 59
Randall J. Erickson has been Executive Vice President, General Counsel and Corporate Secretary of Associated and Associated Bank since April 2012, and was Chief Risk Officer from May 2016 to February 2018. Prior to joining Associated, he served as Senior Vice President, Chief Administrative Officer and General Counsel of Milwaukee-based bank holding company Marshall & Ilsley Corporation from 2002 until it was acquired by BMO Financial in 2011. Upon leaving M&I, he became a member of Milwaukee law firm Godfrey & Kahn S.C.’s securities practice group. He had been a partner at Godfrey & Kahn S.C. from 1990 to 2002 prior to joining M&I as its general counsel. Mr. Erickson served as a director of Renaissance Learning, Inc., a publicly-held educational software company, from 2009 until it was acquired by Permira Funds in 2011.
John P. Hankerd - Age: 59
John P. Hankerd has been Executive Vice President, Chief Credit Officer of Associated and Associated Bank since August 2017. He joined Associated in 2002 and has held multiple leadership roles in commercial and corporate banking and credit functions, including Executive Vice President, Head of Specialized Industries from January 2017 to August 2017 and Senior Vice President, Corporate Banking Credit Manager from March 2011 to January 2017. Previously he spent 12 years in commercial lending at U.S. Bank.
Nicole M. Kitowski - Age 43
Nicole M. Kitowski has been Executive Vice President and Chief Risk Officer of Associated since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.

Timothy J. Lau - Age: 56
Timothy J. Lau has been Executive Vice President, Head of Community Markets of Associated and Associated Bank since June 2014. Mr. Lau previously served as Executive Vice President, Head of Private Client and Institutional Services from December 2010 to June 2014. He joined Associated in 1989 and has held a number of senior management positions in Consumer and Small Business Banking, Residential Lending, and Commercial Banking.
Michael O. Meinolf - Age 44
Michael O. Meinolf has been Executive Vice President and Chief Information Officer of Associated and Associated Bank since September 2018. He joined Associated in April 2015 as Senior Vice President, Director of Business Solutions. Mr. Meinolf has more than 20 years of information technology experience. Previously, he held the positions of Vice President, Technology Administration at The Clearing House Payments Company, LLC from February 2012 to April 2015 and Director of Information Technology, PayDirect Government Solutions at FIS from August 2009 to February 2012.
Christopher C. Piotrowski - Age 44
Christopher C. Piotrowski has been Executive Vice President and Chief Marketing Officer of Associated and Associated Bank since December 2014. Prior to joining Associated, he was previously a Senior Director of Marketing at S.C. Johnson & Son, Inc. from 2009 to December 2014.
Paul G. Schmidt - Age: 56
Paul G. Schmidt has been Executive Vice President, Head of Commercial Real Estate of Associated and Associated Bank since January 2016. He joined Associated in April 2015 as Executive Vice President of Commercial Real Estate. He was named Deputy Head of Commercial Real Estate in September 2015. Mr. Schmidt brings more than 31 years of banking experience to Associated. Most recently, he held the position of Executive Vice President, Division Manager, Commercial Real Estate at Wells Fargo from 2002 to 2015.
David L. Stein - Age: 55
David L. Stein has been Executive Vice President, Head of Consumer and Business Banking of Associated and Associated Bank since January 2017 and was named Madison Market President in January 2019. He was previously Executive Vice President, Head of Consumer and Commercial Banking from April 2014 until January 2017 and Executive Vice President, Head of Retail Banking from June 2007 until April 2014. He was the President of the Southwest Region of Associated Bank from January 2005 until June 2007. He held various positions with J.P. Morgan Chase & Co., and one of its predecessors, Bank One Corporation, from 1989 until joining Associated in 2005.
John A. Utz - Age: 50
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
Information in response to this item is incorporated by reference to the discussion of dividend restrictions under Part I, Item 1, Business - Holding Company Dividends, and in Note 9 Stockholders' Equity of the notes to consolidated financial statements included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The Corporation’s common stock is traded on the New York Stock Exchange under the symbol ASB.
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 31, 2019, was 13,984. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is 22,694.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
The Corporation repurchased $89 million, or approximately 3.8 million shares, of common stock during the fourth quarter of 2018. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2018 and 2017, see Part II, Item 8, Note 9 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2018 - October 31, 2018	2,427,154	$24.43	2,427,154	—
November 1, 2018 - November 30, 2018	627,538	22.83	627,538	—
December 1, 2018 - December 31, 2018	708,866	21.16	708,866	—
Total	3,763,558	$23.55	3,763,558	5,626,037

(a)
During the fourth quarter of 2018, the Corporation repurchased 29,647 shares of common stock to satisfy minimum tax withholding on settlements of equity compensation awards. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

(b)
On September 18, 2018, the Board of Directors authorized the repurchase of up to $200 million of the Corporation's common stock. Using the closing stock price on December 31, 2018 of $19.79, a total of approximately 5.6 million shares of common stock remained available to be repurchased under this Board authorization as of December 31, 2018.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index and the S&P 400 Regional Banks Sub-Industry Index for the period of five fiscal years commencing on January 1, 2014 and ending December 31, 2018. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2013. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$170
$150
$130
$110
$90
$100.0
2013
2014
2015
2016
2017
2018
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index

	2013	2014	2015	2016	2017	2018
Associated Banc-Corp	$100.0	$109.2	$112.3	$150.6	$158.0	$126.9
S&P 500 Index	$100.0	$113.5	$115.1	$128.6	$156.4	$149.8
S&P 400 Regional Banks Sub-Industry Index	$100.0	$101.1	$107.8	$142.5	$149.8	$118.4
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

ITEM 6.	SELECTED FINANCIAL DATA
Table 1 Summary Results of Operations: Trends

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in Thousands, Except Per Share Data)
Interest income	$1,154,137	$886,605	$791,568	$753,662	$736,745
Interest expense	274,557	145,385	84,295	77,384	55,778
Net interest income	879,580	741,220	707,273	676,278	680,967
Provision for credit losses	—	26,000	70,000	37,500	16,000
Net interest income after provision for credit losses	879,580	715,220	637,273	638,778	664,967
Noninterest income	355,568	332,680	352,883	329,357	290,861
Noninterest expense	821,799	709,133	702,560	698,347	679,783
Income before income taxes	413,349	338,767	287,596	269,788	276,045
Income tax expense	79,786	109,503	87,322	81,487	85,536
Net income	333,562	229,264	200,274	188,301	190,509
Preferred stock dividends	10,784	9,347	8,903	7,155	5,002
Net income available to common equity	$322,779	$219,917	$191,371	$181,146	$185,507
Earnings per common share
Basic	$1.92	$1.45	$1.27	$1.20	$1.17
Diluted	1.89	1.42	1.26	1.19	1.16
Cash dividends per common share	0.62	0.50	0.45	0.41	0.37
Weighted average common shares outstanding
Basic	167,345	150,877	148,769	149,350	157,286
Diluted	169,732	153,647	149,961	150,603	158,254
Selected Financial Data
Year-End Balances
Loans	$22,940,429	$20,784,991	$20,054,716	$18,714,343	$17,593,846
Allowance for loan losses	238,023	265,880	278,335	274,264	266,302
Investment securities	6,689,021	6,326,299	5,953,762	6,135,644	5,801,267
Total assets	33,647,859	30,483,594	29,139,315	27,711,835	26,817,423
Deposits	24,897,393	22,785,962	21,888,448	21,007,665	18,763,504
Short- and long-term funding, and Federal Home Loan Bank ("FHLB") advances	4,527,056	4,073,732	3,853,830	3,510,580	4,994,054
Stockholders’ equity	3,780,888	3,237,443	3,091,312	2,937,246	2,800,251
Book value per common share	21.43	20.13	19.27	18.62	18.32
Tangible book value per common share	13.86	13.65	12.78	12.10	12.06
Average Balances
Loans	$22,718,297	$20,592,383	$19,650,667	$18,252,264	$16,838,994
Investment securities	6,912,921	6,028,262	6,048,563	5,912,849	5,594,232
Earning assets	30,049,793	26,999,884	26,026,661	24,571,087	22,760,128
Total assets	33,053,405	29,485,733	28,506,112	27,019,216	25,109,997
Deposits	24,072,049	21,923,602	21,005,772	19,903,087	17,647,084
Interest-bearing liabilities	23,699,823	21,045,399	20,122,402	19,330,847	17,824,786
Stockholders’ equity	3,692,433	3,172,634	3,022,962	2,895,158	2,871,932
Risk-based Capital (a)
Total risk-weighted assets	$23,875,278	$21,544,463	$21,340,951	$19,929,963	$18,567,646
Common equity Tier 1	2,449,721	2,171,508	2,032,587	1,897,944	1,808,332
Common equity Tier 1 capital ratio	10.26%	10.08%	9.52%	9.52%	9.74%
Return on average common equity Tier 1	13.15%	10.43%	9.86%	9.88%	9.92%

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
The detailed financial discussion that follows focuses on 2018 results compared to 2017. A discussion of 2017 results compared to 2016 is predominantly presented in section 2017 Compared to 2016.
Overview
The Corporation is a bank holding company headquartered in Wisconsin, providing a broad array of banking and nonbanking products and services to businesses and consumers primarily within our three-state footprint. The Corporation’s primary sources of revenue, through the Bank, are net interest income (predominantly from loans and investment securities) and noninterest income (principally fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits).
Performance Summary and 2019 Outlook

•	On February 1, 2018, the Corporation completed the acquisition of Bank Mutual. The acquisition added $2.8 billion of assets, $1.9 billion of loans, and $1.8 billion of deposits.

•	Diluted earnings per common share of $1.89 in 2018 increased $0.47, or 33%, from 2017.

•
Average loans of $22.7 billion for 2018 increased $2.1 billion, or 10%, from a year ago. Average deposits of $24.1 billion for 2018 increased $2.1 billion, or 10%, from a year ago. For 2019, the Corporation expects to grow 3-6% in annual average loans and to maintain a loan-to-deposit ratio under 100%.

•
Net interest income of $880 million in 2018 increased $138 million, or 19%, from 2017. Net interest margin of 2.97% in 2018 increased 15bps from 2.82% in 2017. For 2019, the Corporation expects a stable to improving full year net interest margin based on the expected levels of the target federal funds rate.

•
Provision for credit losses was zero in 2018, a decrease of $26 million from 2017. For 2019, the Corporation expects the provision for credit losses to adjust with changes to risk grade, other indications of credit quality, and loan volume.

•
Noninterest income of $356 million in 2018 increased $23 million, or 7%, from 2017. For 2019, the Corporation expects improving year-over-year fee-based revenues and approximately $360 million to $375 million in full year noninterest income.

•
Noninterest expenses of $822 million in 2018, which includes $29 million of acquisition related costs primarily related to Bank Mutual, increased $113 million, or 16%, from 2017. For 2019, the Corporation expects full year noninterest expense to be approximately $800 million.

Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans (a) (b) (c)
Commercial and business lending	$7,744,640	$349,266	4.51%	$7,254,613	$265,796	3.66%	$7,395,524	$239,064	3.23%
Commercial real estate lending	5,433,361	273,937	5.04%	4,952,605	192,838	3.89%	4,724,412	163,421	3.46%
Total commercial	13,178,001	623,203	4.73%	12,207,218	458,634	3.76%	12,119,936	402,485	3.32%
Residential mortgage	8,289,432	281,814	3.40%	7,105,486	229,210	3.23%	6,156,524	194,941	3.17%
Retail	1,250,863	73,605	5.88%	1,279,679	64,892	5.07%	1,374,207	65,910	4.80%
Total loans	22,718,297	978,622	4.31%	20,592,383	752,736	3.66%	19,650,667	663,336	3.38%
Investment securities
Taxable	5,366,825	119,741	2.23%	4,861,597	96,909	1.99%	4,955,980	95,152	1.92%
Tax-exempt (a)	1,546,096	56,426	3.65%	1,166,665	50,455	4.32%	1,092,583	49,036	4.49%
Other short-term investments	418,576	12,623	3.02%	379,239	7,719	2.04%	327,431	4,829	1.48%
Investments and other	7,331,497	188,790	2.58%	6,407,501	155,083	2.42%	6,375,994	149,017	2.34%
Total earning assets	$30,049,793	$1,167,412	3.88%	$26,999,884	$907,819	3.36%	$26,026,661	$812,353	3.12%
Other assets, net	3,003,612			2,485,849			2,479,451
Total assets	$33,053,405			$29,485,733			$28,506,112
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$1,878,960	$1,435	0.08%	$1,527,161	$816	0.05%	$1,428,292	$860	0.06%
Interest-bearing demand	4,767,873	44,911	0.94%	3,953,014	20,344	0.51%	3,377,441	8,706	0.26%
Money market	7,260,692	54,573	0.75%	6,321,603	22,991	0.36%	6,039,198	13,194	0.22%
Network transaction deposits	2,095,715	39,251	1.87%	3,145,554	31,455	1.00%	3,501,486	15,439	0.44%
Time deposits	2,831,229	35,948	1.27%	1,979,709	18,419	0.93%	1,553,069	12,136	0.78%
Total interest-bearing deposits	18,834,469	176,118	0.94%	16,927,041	94,025	0.56%	15,899,486	50,335	0.32%
Federal funds purchased and securities sold under agreements to repurchase	224,967	2,006	0.89%	415,086	2,527	0.61%	609,807	1,314	0.22%
Commercial paper	56,076	186	0.33%	91,797	293	0.32%	78,200	248	0.32%
FHLB advances	3,971,797	73,668	1.85%	3,114,545	30,364	0.97%	2,968,590	10,741	0.36%
Long-term funding	612,513	22,579	3.69%	496,930	18,176	3.66%	566,319	21,657	3.82%
Total short and long-term funding	4,865,353	98,439	2.02%	4,118,358	51,360	1.25%	4,222,916	33,960	0.80%
Total interest-bearing liabilities	$23,699,823	$274,557	1.16%	$21,045,399	$145,385	0.69%	$20,122,402	$84,295	0.42%
Noninterest-bearing demand deposits	5,237,580			4,996,561			5,106,286
Other liabilities	423,570			271,139			254,462
Stockholders’ equity	3,692,433			3,172,634			3,022,962
Total liabilities and stockholders’ equity	$33,053,405			$29,485,733			$28,506,112
Interest rate spread			2.72%			2.67%			2.70%
Net free funds			0.25%			0.15%			0.10%
Fully tax-equivalent net interest income and net interest margin		$892,855	2.97%		$762,434	2.82%		$728,058	2.80%
Fully tax-equivalent adjustment		$13,275			$21,214			$20,785
Net interest income		$879,580			$741,220			$707,273
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
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2018, 2017, and 2016. Tables 3 and 4 present additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
Notable Contributions to the Change in 2018 Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $880 million in 2018 compared to $741 million in 2017. The primary reason for increased net interest income and earning assets from last year was the acquisition of Bank Mutual in February 2018. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.

•	Fully tax-equivalent net interest income of $893 million for 2018 was $130 million higher than 2017.

•	Average earning assets of $30.0 billion in 2018 were $3.0 billion, or 11%, higher than 2017. Average loans increased $2.1 billion, or 10%, primarily driven by the Bank Mutual acquisition.

•
Average interest-bearing liabilities of $23.7 billion in 2018 were up $2.7 billion, or 13%, versus 2017. On average, interest-bearing deposits increased $1.9 billion, or 11%, while noninterest-bearing demand deposits (a principal component of net free funds) increased by $241 million from 2017. Average short- and long-term funding increased $747 million from 2017, with FHLB advances increasing $857 million.

•	The net interest margin for 2018 was 2.97% compared to 2.82% in 2017.

•
For 2018, loan yields increased 65 bps to 4.31%. This increase was primarily due to total commercial loan yields increasing 97 bps to 4.73%, as adjustable rate loans re-priced. Accreted income from the acquisition of the Bank Mutual loan portfolio contributed $28 million to net interest income during 2018, contributing to the increase in loan yields from 2017.

•	The yield on investment securities and other short-term investments increased 16 bp to 2.58%.

•
The average cost of interest-bearing liabilities was 1.16% in 2018, 47 bp higher than 2017. The increase was due to a 38 bp increase in the average cost of interest-bearing deposits to 0.94% and a 77 bp increase in the cost of short- and long-term funding to 2.02%, both primarily due to increases in the Federal Reserve interest rate.

•
The Federal Reserve increased the target federal funds rate on December 19, 2018 to a range of 2.25% to 2.50% compared to a range of 1.25% to 1.50% at the end of 2017. The Federal Reserve has indicated it will closely assess economic data and be patient before moving ahead with any additional hikes in the Federal Funds rate. Therefore, the timing and magnitude of any such increases are uncertain and will depend on domestic and global economic conditions.

Table 3 Rate/Volume Analysis (a)

	2018 Compared to 2017 Increase (Decrease) Due to			2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	($ in Thousands)
Interest income
Loans (b)
Commercial and business lending	$18,904	$64,566	$83,470	$(4,635)	$31,367	$26,732
Commercial real estate lending	20,086	61,014	81,100	8,169	21,248	29,417
Total commercial	38,990	125,580	164,570	3,534	52,615	56,149
Residential mortgage	39,747	12,856	52,603	30,550	3,719	34,269
Retail	(1,490)	10,203	8,713	(4,675)	3,657	(1,018)
Total loans	77,247	148,639	225,886	29,409	59,991	89,400
Investment securities
Taxable	7,660	15,172	22,832	(3,731)	5,488	1,757
Tax-exempt (b)	14,678	(8,708)	5,970	3,245	(1,826)	1,419
Other short-term investments	869	4,035	4,904	850	2,040	2,890
Investments and other	23,207	10,499	33,707	364	5,702	6,066
Total earning assets	$100,454	$159,138	$259,593	$29,773	$65,693	$95,466
Interest expense
Savings	$216	$403	$619	$57	$(101)	$(44)
Interest-bearing demand	4,886	19,680	24,566	1,699	9,939	11,638
Money market	3,861	27,722	31,583	644	9,153	9,797
Network transaction deposits	(13,033)	20,829	7,796	(1,717)	17,733	16,016
Time deposits	9,660	7,869	17,529	3,705	2,578	6,283
Total interest-bearing deposits	5,590	76,502	82,093	4,388	39,302	43,690
Federal funds purchased and securities sold under agreements to repurchase	(1,425)	903	(522)	(534)	1,747	1,213
Commercial paper	(118)	11	(107)	44	1	45
FHLB advances	10,120	33,184	43,304	553	19,070	19,623
Long-term funding	4,260	144	4,403	(2,568)	(913)	(3,481)
Total short and long-term funding	12,837	34,242	47,079	(2,505)	19,905	17,400
Total interest-bearing liabilities	18,427	110,744	129,172	1,883	59,207	61,090
Fully tax-equivalent net interest income	$82,027	$48,394	$130,421	$27,890	$6,486	$34,376
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(b) Beginning in 2018, the yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions. Prior to 2018, the yield on tax-exempt loans and securities was computed on a fully tax-equivalent basis using a tax rate of 35% and was net of the effects of certain disallowed interest deductions.

Table 4 Interest Rate: Spread and Interest Margin (on a fully tax-equivalent basis)

	2018 Average			2017 Average			2016 Average
	Balance	% of Earning Assets	Yield / Rate	Balance	% of Earning Assets	Yield / Rate	Balance	% of Earning Assets	Yield / Rate
	($ in Thousands)
Total loans	$22,718,297	75.6%	4.31%	$20,592,383	76.3%	3.66%	$19,650,667	75.5%	3.38%
Investments and other	7,331,497	24.4%	2.58%	6,407,501	23.7%	2.42%	6,375,994	24.5%	2.34%
Earning assets	$30,049,793	100.0%	3.88%	$26,999,884	100.0%	3.36%	$26,026,661	100.0%	3.12%
Financed by:
Interest-bearing liabilities	$23,699,823	78.9%	1.16%	$21,045,399	77.9%	0.69%	$20,122,402	77.3%	0.42%
Noninterest-bearing liabilities	6,349,970	21.1%	—	5,954,485	22.1%	—	5,904,259	22.7%	—
Total funds sources	$30,049,793	100.0%	0.91%	$26,999,884	100.0%	0.54%	$26,026,661	100.0%	0.32%
Interest rate spread			2.72%			2.67%			2.70%
Net free funds			0.25%			0.15%			0.10%
Net interest margin			2.97%			2.82%			2.80%
Average prime rate (a)			4.91%			4.10%			3.51%
Average effective federal funds rate (a)			1.82%			1.00%			0.39%
Average spread			309 bp			310 bp			312 bp

(a)	Source: Bloomberg

Provision for Credit Losses
There was no provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for 2018, compared to $26 million in 2017. Net charge offs were $30 million, representing 0.13% of average loans, for 2018, compared to $39 million, representing 0.19% of average loans, for 2017. The ratio of the allowance for loan losses to total loans was 1.04% and 1.28% at December 31, 2018 and 2017, respectively.
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

Noninterest Income
Table 5 Noninterest Income

	Years Ended December 31,			Change From Prior Year
	2018	2017	2016	$ Change 2018	% Change 2018	$ Change 2017	% Change 2017
	($ in Thousands)
Insurance commissions and fees	$89,511	$81,474	$80,795	$8,037	10%	$679	1%
Service charges and deposit account fees	66,075	64,427	66,609	1,648	3%	(2,182)	(3)%
Card-based and loan fees	57,474	52,688	50,077	4,786	9%	2,611	5%
Trust and asset management fees	54,316	50,191	46,867	4,125	8%	3,324	7%
Brokerage and advisory fees	28,246	19,935	16,235	8,311	42%	3,700	23%
Total fee-based revenue	295,622	268,715	260,583	26,907	10%	8,132	3%
Capital markets, net	20,120	19,642	22,059	478	2%	(2,417)	(11)%
Mortgage banking income	28,960	29,619	50,248	(659)	(2)%	(20,629)	(41)%
Mortgage servicing rights expense	9,049	10,259	12,127	(1,210)	(12)%	(1,868)	(15)%
Mortgage banking, net	19,911	19,360	38,121	551	3%	(18,761)	(49)%
Bank and corporate owned life insurance	13,951	16,250	14,371	(2,299)	(14)%	1,879	13%
Other	9,051	9,523	8,519	(472)	(5)%	1,004	12%
Subtotal	358,655	333,490	343,653	25,165	8%	(10,163)	(3)%
Asset gains (losses), net (a)	(1,103)	(1,244)	(86)	141	(11)%	(1,158)	N/M
Investment securities gains (losses), net	(1,985)	434	9,316	(2,419)	N/M	(8,882)	(95)%
Total noninterest income	$355,568	$332,680	$352,883	$22,888	7%	$(20,203)	(6)%
Mortgage loans originated for sale during period	$1,092,318	$715,357	$1,271,124	$376,961	53%	$(555,767)	(44)%
Mortgage loan settlements during period	$1,131,652	$819,950	$1,542,660	$311,702	38%	$(722,710)	(47)%
Assets under management, at market value (b)	$10,291	$10,555	$8,302	$(265)	(3)%	$2,254	27%
N/M = Not Meaningful

(a)	2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.

(b)	$ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in 2018 Noninterest Income

•
Fee-based revenue was $296 million in 2018, an increase of $27 million, or 10%, compared to 2017. The increase was driven primarily by the incremental insurance commissions and fees, brokerage and advisory fees, and trust fees resulting from the acquisitions of Whitnell & Co. (fourth quarter of 2017), Diversified Insurance Solutions ("Diversified") (first quarter of 2018), and Anderson Insurance and Investment Agency, Inc. ("Anderson") (second quarter of 2018). Brokerage and advisory fees further benefited from strong equity markets through the first three quarters of 2018.

•
During 2018, the Corporation executed a strategy to improve the yield on securities and increase interest income during the current and future calendar years. As a result, the Corporation sold lower yielding Government National Mortgage Association ("GNMA") commercial mortgage-related securities for a $2 million loss.

Noninterest Expense
Table 6 Noninterest Expense

	Years Ended December 31,			Change From Prior Year
	2018	2017	2016	$ Change 2018	% Change 2018	$ Change 2017	% Change 2017
	($ in Thousands)
Personnel	$482,676	$428,976	$424,676	$53,700	13%	$4,300	1%
Technology	72,674	63,004	57,300	9,670	15%	5,704	10%
Occupancy	59,121	53,842	56,069	5,279	10%	(2,227)	(4)%
Business development and advertising	30,923	28,946	26,351	1,977	7%	2,595	10%
Equipment	23,243	21,201	21,489	2,042	10%	(288)	(1)%
Legal and professional	23,061	22,509	19,869	552	2%	2,640	13%
Card issuance and loan costs	12,386	11,760	13,641	626	5%	(1,881)	(14)%
Foreclosure / OREO expense, net	3,603	4,878	4,844	(1,275)	(26)%	34	1%
FDIC assessment	30,000	31,300	34,750	(1,300)	(4)%	(3,450)	(10)%
Other intangible amortization	8,159	1,959	2,093	6,200	N/M	(134)	(6)%
Acquisition related costs(a)	29,002	—	—	29,002	N/M	—	N/M
Other	46,951	40,758	41,478	6,193	15%	(720)	(2)%
Total noninterest expense	$821,799	$709,133	$702,560	$112,666	16%	$6,573	1%
Personnel expense to total noninterest expense	59%	60%	60%
Average full-time equivalent employees(b)	4,699	4,307	4,368
N/M = Not Meaningful
(a) Includes Bank Mutual and Huntington branch acquisition related costs only
(b) Average full-time equivalent employees without overtime

Notable Contributions to the Change in 2018 Noninterest Expense

•
Personnel expense (which includes salary-related expenses and fringe benefit expenses) was $483 million for 2018, up $54 million, or 13%, from 2017, primarily driven by the additional cost of adding Bank Mutual staff and by increases in incentive funding and commission expense.

•
Technology expense of $73 million increased $10 million, or 15%, compared to 2017, driven by the additional cost of Bank Mutual operations and investments to enhance operational efficiency and the customer experience.

•	During 2018, the Corporation incurred $29 million of acquisition related costs primarily related to severance, contract terminations, and conversion costs from the Bank Mutual acquisition.
Income Taxes
The Corporation recognized income tax expense of $80 million for 2018, compared to income tax expense of $110 million for 2017. The change in income tax expense was primarily due to the decrease in the federal income tax rate from 35% in 2017 to 21% in 2018, partially offset by additional tax expense from the settlement of our lawsuit in Minnesota and open Minnesota income tax examinations. The effective tax rate was 19.3% for 2018, compared to an effective tax rate of 32.3% for 2017. Income tax expense is also impacted by ongoing federal and state income tax audits and changes in tax law and rates.
The Tax Act was enacted on December 22, 2017 and required the Corporation to reflect certain changes associated with the Tax Act's provision in fourth quarter 2017. During 2018, the Corporation implemented tax planning strategies that helped to maximize the benefit of the Tax Act. The Corporation has recorded and reported the effects of these strategies in its financial statements for the period ended December 31, 2018. See Note 12 Income Taxes of the notes to consolidated financial statements for more information.

See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section Critical Accounting Policies. Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is therefore considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or the reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 12 Income Taxes of the notes to consolidated financial statements for more information.
Balance Sheet Analysis

•
At December 31, 2018, total assets were $33.6 billion, up $3.2 billion, or 10%, from December 31, 2017. On February 1, 2018, the Corporation added $2.8 billion of assets as a result of the Bank Mutual acquisition.

•
Loans of $22.9 billion at December 31, 2018 were up $2.2 billion, or 10%, from December 31, 2017. See Note 4 Loans of the notes to the consolidated financial statements for additional information on loans. On February 1, 2018, the Corporation added $1.9 billion of loans as a result of the Bank Mutual acquisition.

•
At December 31, 2018, total deposits of $24.9 billion were up $2.1 billion, or 9%, from December 31, 2017. See Note 7 Deposits of the notes to the consolidated financial statements for additional information on deposits. On February 1, 2018, the Corporation assumed $1.8 billion of deposits as a result of the Bank Mutual acquisition.

•
At December 31, 2018, funding, including short-term, long-term, and FHLB advances, was $4.5 billion, up $453 million, or 11%, from December 31, 2017. See Note 8 Short- and Long-Term Funding of the notes to the consolidated financial statements for additional information on short- and long-term funding.

Loans
Table 7 Loan Composition

	As of December 31,
	2018		2017		2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$7,398,044	32%	$6,399,693	31%	$6,489,014	32%	$6,190,683	33%	$5,957,431	34%
Commercial real estate — owner occupied	920,443	4%	802,209	4%	897,724	5%	918,212	5%	1,007,937	6%
Commercial and business lending	8,318,487	36%	7,201,902	35%	7,386,738	37%	7,108,895	38%	6,965,368	40%
Commercial real estate — investor	3,751,554	16%	3,315,254	16%	3,574,732	18%	3,234,266	17%	3,056,485	17%
Real estate construction	1,335,031	6%	1,451,684	7%	1,432,497	7%	1,162,145	6%	1,008,956	6%
Commercial real estate lending	5,086,585	22%	4,766,938	23%	5,007,229	25%	4,396,411	23%	4,065,441	23%
Total commercial	13,405,072	58%	11,968,840	58%	12,393,967	62%	11,505,306	61%	11,030,809	63%
Residential mortgage	8,277,712	36%	7,546,534	36%	6,332,327	31%	5,783,267	31%	5,056,891	28%
Home equity	894,473	4%	883,804	4%	934,443	5%	1,005,802	6%	1,051,927	6%
Other consumer	363,171	2%	385,813	2%	393,979	2%	419,968	2%	454,219	3%
Total consumer	9,535,357	42%	8,816,151	42%	7,660,749	38%	7,209,037	39%	6,563,037	37%
Total loans	$22,940,429	100%	$20,784,991	100%	$20,054,716	100%	$18,714,343	100%	$17,593,846	100%
Commercial real estate and real estate construction loan detail
Farmland	$1,250	—%	$1,399	—%	$1,613	—%	$7,135	—%	$9,249	—%
Multi-family	1,204,552	32%	952,473	29%	1,027,541	29%	932,360	29%	976,956	32%
Non-owner occupied	2,545,751	68%	2,361,382	71%	2,545,578	71%	2,294,771	71%	2,070,280	68%
Commercial real estate — investor	$3,751,554	100%	$3,315,254	100%	$3,574,732	100%	$3,234,266	100%	$3,056,485	100%
1-4 family construction	$289,558	22%	$353,902	24%	$358,398	25%	$309,396	27%	$304,992	30%
All other construction	1,045,474	78%	1,097,782	76%	1,074,099	75%	852,749	73%	703,964	70%
Real estate construction	$1,335,031	100%	$1,451,684	100%	$1,432,497	100%	$1,162,145	100%	$1,008,956	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2018 and 2017. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
The following table summarizes information about the re-pricing dynamics of the Corporation's loan portfolio based on next interest rate reprice or maturity date.
Table 8 Loan Distribution and Interest Rate Sensitivity

December 31, 2018	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$6,744,120	$526,979	$126,945	$7,398,044	32%
Commercial real estate — owner occupied	478,510	292,101	149,832	920,443	4%
Commercial real estate — investor	3,121,193	528,307	102,054	3,751,554	16%
Real estate construction	1,239,620	87,509	7,902	1,335,031	6%
Residential Mortgage - Adjustable(b)	654,585	2,850,970	1,813,921	5,319,477	23%
Residential Mortgage - Fixed	38,519	67,586	2,852,130	2,958,235	13%
Home Equity	45,932	64,687	783,854	894,473	4%
Other Consumer	157,393	47,866	157,913	363,171	2%
Total Loans	$12,479,873	$4,466,004	$5,994,551	$22,940,429	100%
Fixed-rate	$5,277,484	$1,083,102	$3,345,534	$9,706,119	42%
Floating or adjustable rate	7,202,390	3,382,903	2,649,017	13,234,310	58%
Total	$12,479,873	$4,466,004	$5,994,551	$22,940,429	100%

(a)	Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.

(b)	Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.

At December 31, 2018, $18.5 billion, or 81%, of the loans outstanding were either an adjustable rate or a floating rate, or either re-pricing or maturing within one year.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 4 Loans of the notes to the consolidated financial statements for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within our branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2018, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.
Commercial and Business Lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 9 Largest Commercial and Business Lending Industry Group Exposures

December 31, 2018	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	8%	23%
Power and Utilities	6%	15%
The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 5% of total loans.

The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. Currently, a higher risk segment of the commercial and business lending portfolio is loans to borrowers supporting oil and gas exploration and production, which are further discussed under section Oil and Gas Lending below.
Oil and Gas Lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At December 31, 2018, the oil and gas portfolio was comprised of 52 credits, totaling $747 million of outstanding balances, or 3% of total loans. The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are generally first lien, reserve-based, and borrowing base dependent lines of credit. A small portion of the portfolio is in a second lien position to which the Corporation also holds the first lien position. The portfolio is diversified across all major U.S. geographic basins, as well as by product line with approximately 59% in oil and 41% in gas at December 31, 2018. Borrowing base re-determinations for the portfolio are completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio:
Table 10 Oil and Gas Loan Portfolio

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in Millions)
Pass	$678	$483	$426	$522	$725
Special mention	9	—	20	86	29
Potential problem	39	40	75	124	—
Nonaccrual	22	77	147	20	—
Total oil and gas related loans	$747	$600	$668	$752	$754
Annual net charge offs	$17	$25	$59	$—	$—
Oil and gas related allowance	$12	$27	$38	$42	$17
Oil and gas related allowance ratio	1.6%	4.5%	5.7%	5.6%	2.3%
Commercial Real Estate - Investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 11 Largest Commercial Real Estate Investor Property Type Exposures

December 31, 2018	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	32%
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
Residential Mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2018. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed-rate terms of 3, 5, 7, or 10 years.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original cumulative LTV against the property securing the loan.  Currently, the Corporation's policy sets the maximum acceptable LTV at 90% and the minimum acceptable FICO at 670.  The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance.  The Corporation has significantly curtailed its offerings of fixed-rate, closed-end home equity loans.  The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required.
Other Consumer: Other consumer consists of student loans, short-term and other personal installment loans, and credit cards. The Corporation had $162 million and $183 million of student loans at December 31, 2018 and December 31, 2017, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. The following table provides detailed information regarding nonperforming assets:
Table 12 Nonperforming Assets

	As of December 31,
	2018	2017	2016	2015	2014
	($ in Thousands)
Nonperforming assets by type
Commercial and industrial	$41,021	$112,786	$183,371	$93,575	$51,464
Commercial real estate — owner occupied	3,957	22,740	9,544	8,049	25,825
Commercial and business lending	44,978	135,526	192,915	101,624	77,289
Commercial real estate — investor	1,952	4,729	18,051	8,643	22,685
Real estate construction	979	974	844	940	5,399
Commercial real estate lending	2,931	5,703	18,895	9,583	28,084
Total commercial	47,909	141,229	211,810	111,207	105,373
Residential mortgage	67,574	53,632	50,236	51,482	54,976
Home equity	12,339	13,514	13,001	15,244	16,451
Other consumer	79	171	256	325	613
Total consumer	79,992	67,317	63,493	67,051	72,040
Total nonaccrual loans (“NALs”)	127,901	208,546	275,303	178,258	177,413
Commercial real estate owned	4,047	6,735	7,176	7,942	11,699
Residential real estate owned	2,963	5,873	3,098	4,768	4,111
Bank properties real estate owned	4,974	—	—	1,859	922
Other real estate owned ("OREO")	11,984	12,608	10,274	14,569	16,732
Other nonperforming assets	—	7,418	7,418	—	—
Total nonperforming assets (“NPAs”)	$139,885	$228,572	$292,995	$192,827	$194,145
Accruing loans past due 90 days or more
Commercial	$311	$418	$236	$249	$254
Consumer	1,853	1,449	1,377	1,399	1,369
Total accruing loans past due 90 days or more	$2,165	$1,867	$1,613	$1,648	$1,623
Restructured loans (accruing)
Commercial	$28,668	$48,735	$53,022	$59,595	$68,200
Consumer	24,595	25,883	26,835	27,768	30,016
Total restructured loans (accruing)	$53,263	$74,618	$79,857	$87,363	$98,216
Nonaccrual restructured loans (included in nonaccrual loans)	$26,292	$23,486	$29,385	$37,684	$57,656
Ratios at year end
Nonaccrual loans to total loans	0.56%	1.00%	1.37%	0.95%	1.01%
NPAs to total loans plus OREO	0.61%	1.10%	1.46%	1.03%	1.10%
NPAs to total assets	0.42%	0.75%	1.01%	0.70%	0.72%
Allowance for loan losses to nonaccrual loans	186.10%	127.49%	101.10%	153.86%	150.10%

Table 12 Nonperforming Assets (continued)

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in Thousands)
Accruing loans 30-89 days past due by type
Commercial and industrial	$525	$271	$1,413	$1,011	$14,747
Commercial real estate — owner occupied	2,699	48	1,384	7,142	10,628
Commercial and business lending	3,224	319	2,797	8,153	25,375
Commercial real estate — investor	3,767	374	931	291	1,208
Real estate construction	330	251	369	296	984
Commercial real estate lending	4,097	625	1,300	587	2,192
Total commercial	7,321	944	4,097	8,740	27,567
Residential mortgage	9,706	9,552	8,142	4,930	4,846
Home equity	6,049	6,825	5,849	7,919	8,783
Other consumer	2,269	2,007	3,189	1,870	1,932
Total consumer	18,024	18,384	17,180	14,719	15,561
Total accruing loans 30-89 days past due	$25,345	$19,328	$21,277	$23,459	$43,128
Potential problem loans by type
Commercial and industrial	$116,578	$113,778	$227,196	$233,130	$111,231
Commercial real estate — owner occupied	55,964	41,997	64,524	35,706	48,695
Commercial and business lending	172,542	155,775	291,720	268,836	159,926
Commercial real estate — investor	67,481	19,291	51,228	25,944	24,043
Real estate construction	3,834	—	2,465	3,919	1,776
Commercial real estate lending	71,315	19,291	53,693	29,863	25,819
Total commercial	243,856	175,066	345,413	298,699	185,745
Residential mortgage	5,975	1,616	5,615	2,796	3,781
Home equity	103	195	114	222	880
Other consumer	—	—	—	—	2
Total consumer	6,078	1,811	5,729	3,018	4,663
Total potential problem loans	$249,935	$176,877	$351,142	$301,717	$190,408
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
Restructured Loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 4 Loans of the notes to consolidated financial statements for additional restructured loans disclosures.
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

Other Nonperforming Assets: The amounts shown in the table above represented the Corporation's ownership interest in a profit participation agreement in an entity created to own certain oil and gas assets obtained as a result of the bankruptcy and liquidation of a borrower in partial satisfaction of their loan. During the fourth quarter of 2018, the Corporation sold the asset and as a result recognized a $2 million write-off.
Foregone Loan Interest: The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period:
Table 13 Foregone Loan Interest

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in Thousands)
Interest income in accordance with original terms	$10,606	$16,205	$16,811	$11,745	$14,259
Interest income recognized	(5,500)	(9,339)	(10,228)	(8,716)	(9,384)
Reduction in interest income	$5,106	$6,866	$6,583	$3,029	$4,875
Allowance for Credit Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and the timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed briefly in the section entitled Credit Risk.
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
The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. The methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, is based upon management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful, or loss). The methodology also focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy (see section Critical Accounting Policies). See section Nonperforming Assets for a detailed discussion on asset quality. See also management’s allowance for loan losses accounting policy in Note 1 Summary of Significant Accounting Policies and see Note 4 Loans of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 7 provides information on loan growth and composition, Tables 14 and 16 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.
The methodology used for the determination of the allowance for loan losses at December 31, 2018, 2017, and 2016 was generally comparable. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry segments. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 16.
Table 14 Allowance for Credit Losses

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in Thousands)
Allowance for loan losses
Balance at beginning of period	$265,880	$278,335	$274,264	$266,302	$268,315
Provision for loan losses	2,500	27,000	69,000	38,000	13,000
Loans charged off
Commercial and industrial	(30,837)	(44,533)	(71,016)	(27,687)	(14,672)
Commercial real estate — owner occupied	(1,363)	(344)	(512)	(2,645)	(3,476)
Commercial and business lending	(32,200)	(44,877)	(71,528)	(30,332)	(18,148)
Commercial real estate — investor	(7,914)	(991)	(1,504)	(4,645)	(4,529)
Real estate construction	(298)	(604)	(558)	(750)	(1,958)
Commercial real estate lending	(8,212)	(1,595)	(2,062)	(5,395)	(6,487)
Total commercial	(40,412)	(46,472)	(73,590)	(35,727)	(24,635)
Residential mortgage	(1,627)	(2,611)	(4,332)	(5,636)	(5,639)
Home equity	(3,236)	(2,724)	(4,686)	(7,048)	(10,946)
Other consumer	(5,261)	(4,439)	(3,831)	(3,869)	(2,876)
Total consumer	(10,124)	(9,774)	(12,849)	(16,553)	(19,461)
Total loans charged off	(50,536)	(56,246)	(86,439)	(52,280)	(44,096)
Recoveries of loans previously charged off
Commercial and industrial	13,714	11,465	14,543	9,821	11,397
Commercial real estate — owner occupied	639	173	74	921	1,806
Commercial and business lending	14,353	11,638	14,617	10,742	13,203
Commercial real estate — investor	668	242	1,624	4,157	9,996
Real estate construction	446	74	203	2,268	816
Commercial real estate lending	1,114	316	1,827	6,425	10,812
Total commercial	15,467	11,954	16,444	17,167	24,015
Residential mortgage	1,271	927	755	1,077	1,252
Home equity	2,628	3,194	3,491	3,233	3,200
Other consumer	812	716	820	765	616
Total consumer	4,712	4,837	5,066	5,075	5,068
Total recoveries	20,179	16,791	21,510	22,242	29,083
Net charge offs	(30,358)	(39,455)	(64,929)	(30,038)	(15,013)
Balance at end of period	$238,023	$265,880	$278,335	$274,264	$266,302
Allowance for unfunded commitments
Balance at beginning of period	$24,400	$25,400	$24,400	$24,900	$21,900
Provision for unfunded commitments	(2,500)	(1,000)	1,000	(500)	3,000
Amount recorded at acquisition	2,436	—	—	—	—
Balance at end of period	$24,336	$24,400	$25,400	$24,400	$24,900
Allowance for credit losses (a)	$262,359	$290,280	$303,735	$298,664	$291,202
Provision for credit losses (b)	$—	$26,000	$70,000	$37,500	$16,000

Table 14 Allowance for Credit Losses (continued)

	Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in Thousands)
Net loan (charge offs) recoveries
Commercial and industrial	$(17,123)	$(33,068)	$(56,473)	$(17,866)	$(3,275)
Commercial real estate — owner occupied	(724)	(171)	(438)	(1,724)	(1,670)
Commercial and business lending	(17,848)	(33,239)	(56,911)	(19,590)	(4,945)
Commercial real estate — investor	(7,246)	(749)	120	(488)	5,467
Real estate construction	149	(530)	(355)	1,518	(1,142)
Commercial real estate lending	(7,098)	(1,279)	(235)	1,030	4,325
Total commercial	(24,946)	(34,518)	(57,146)	(18,560)	(620)
Residential mortgage	(355)	(1,684)	(3,577)	(4,559)	(4,387)
Home equity	(608)	470	(1,195)	(3,815)	(7,746)
Other consumer	(4,448)	(3,723)	(3,011)	(3,104)	(2,260)
Total consumer	(5,412)	(4,937)	(7,783)	(11,478)	(14,393)
Total net charge offs	$(30,358)	$(39,455)	$(64,929)	$(30,038)	$(15,013)
Ratios
Allowance for loan losses to total loans	1.04%	1.28%	1.39%	1.47%	1.51%
Allowance for loan losses to net charge offs	7.8x	6.7x	4.3x	9.1x	17.7x

(a)	Includes the allowance for loan losses and the allowance for unfunded commitments.

(b)	Includes the provision for loan losses and the provision for unfunded commitments.

Table 15 Net (Charge Offs) Recoveries(a)

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In Basis Points)
Net loan (charge offs) recoveries
Commercial and industrial	(25)	(52)	(87)	(29)	(6)
Commercial real estate — owner occupied	(9)	(2)	(5)	(18)	(16)
Commercial and business lending	(23)	(46)	(77)	(28)	(8)
Commercial real estate — investor	(18)	(2)	—	(2)	18
Real estate construction	1	(3)	(3)	14	(12)
Commercial real estate lending	(13)	(3)	—	2	11
Total commercial	(19)	(28)	(47)	(16)	(1)
Residential mortgage	—	(2)	(6)	(8)	(9)
Home equity	(6)	5	(12)	(37)	(73)
Other consumer	(119)	(99)	(74)	(72)	(53)
Total consumer	(6)	(6)	(10)	(16)	(23)
Total net (charge offs) recoveries	(13)	(19)	(33)	(16)	(9)

(a)	Ratio of net charge offs to average loans by loan type.

At December 31, 2018, the allowance for credit losses was $262 million, compared to $290 million at December 31, 2017. At December 31, 2018, the allowance for loan losses to total loans was 1.04% and covered 186% of nonaccrual loans, compared to 1.28% and 127%, respectively, at December 31, 2017. Management believed the level of allowance for loan losses to be appropriate at December 31, 2018 and December 31, 2017.
Key contributors to the decrease in the allowance for credit losses and the related provision for credit losses during December 31, 2018 were as follows.

•
At December 31, 2018, net charge offs of $30 million decreased $9 million from the comparable period in December 31, 2017. See Tables 14, 15 and 16 for additional information regarding the activity in the allowance for loan losses.

•
Total loans increased $2.2 billion, or 10%, from December 31, 2017, primarily driven by the Bank Mutual acquisition. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Total nonaccrual loans decreased $81 million from December 31, 2017, primarily due to the risk migration of oil and gas related credits. See Table 10 for additional information on the oil and gas portfolio. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $12 million at December 31, 2018, compared to $27 million at December 31, 2017. See also oil and gas lending within the Credit Risk section for additional information.

•	The allowance for unfunded commitments of $24 million was relatively unchanged from December 31, 2017.

Table 16 Allocation of the Allowance for Loan Losses

	As of December 31,
	2018		2017		2016		2015		2014
	($ in Thousands)
		(a)		(a)		(a)		(a)		(a)
Commercial and industrial	$108,835	1.47%	$123,068	1.92%	$140,126	2.16%	$129,959	2.10%	$117,635	1.97%
Commercial real estate — owner occupied	9,255	1.01%	10,352	1.29%	14,034	1.56%	18,680	2.03%	16,510	1.64%
Commercial and business lending	118,090	1.42%	133,420	1.85%	154,160	2.09%	148,639	2.09%	134,145	1.93%
Commercial real estate — investor	40,844	1.09%	41,059	1.24%	45,285	1.27%	43,018	1.33%	46,333	1.52%
Real estate construction	28,240	2.12%	34,370	2.37%	26,932	1.88%	25,266	2.17%	20,999	2.08%
Commercial real estate lending	69,084	1.36%	75,429	1.58%	72,217	1.44%	68,284	1.55%	67,332	1.66%
Total commercial	187,174	1.40%	208,849	1.74%	226,377	1.83%	216,923	1.89%	201,477	1.83%
Residential mortgage	25,595	0.31%	29,607	0.39%	27,046	0.43%	28,261	0.49%	31,926	0.63%
Home equity	19,266	2.15%	22,126	2.50%	20,364	2.18%	23,555	2.34%	26,464	2.52%
Other consumer	5,988	1.65%	5,298	1.37%	4,548	1.15%	5,525	1.32%	6,435	1.42%
Total consumer	50,849	0.53%	57,031	0.65%	51,958	0.68%	57,341	0.80%	64,825	0.99%
Total allowance for loan losses	$238,023	1.04%	$265,880	1.28%	$278,335	1.39%	$274,264	1.47%	$266,302	1.51%

(a)	Allowance for loan losses category as a percentage of total loans by category.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the allowance for loan losses is subsequently materially different, requiring additional or less provision for loan losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures. As an integral part of their examination processes, various federal and state regulatory agencies also review the allowance for loan losses. These agencies may require additions to the allowance for loan losses or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examinations.

Investment Securities Portfolio
Management of the investment securities portfolio involves the maximization of income while actively monitoring the portfolio's liquidity, market risk, quality of the investment securities, and its role in balance sheet and capital management. The Corporation classifies its investment securities as available for sale or held to maturity at time of purchase. Securities classified as available for sale may be sold from time to time in order to help manage interest rate risk, liquidity, credit quality, capital levels, or to take advantage of relative value opportunities in the marketplace. Investment securities classified as available for sale are carried at fair value in the consolidated balance sheets, while investment securities classified as held to maturity are carried at amortized cost in the consolidated balance sheets. The majority of the Corporation's investment securities are mortgage-related securities issued by GNMA or GSEs such as FNMA and FHLMC.
Table 17 Investment Securities Portfolio

	At December 31,
	2018	% of Total	2017	% of Total	2016	% of Total
	($ in Thousands)
Investment securities available for sale
Amortized cost
U.S. Treasury securities	$1,000	<1%	$1,003	<1%	$1,000	<1%
Residential mortgage-related securities
FNMA / FHLMC	296,296	7%	457,680	11%	625,234	13%
GNMA	2,169,943	54%	1,944,453	47%	2,028,301	43%
Private-label	1,007	<1%	1,067	<1%	1,134	<1%
GNMA commercial mortgage-related securities	1,273,309	31%	1,547,173	38%	2,064,508	44%
Federal Family Education Loan Program ("FFELP") asset backed securities	297,347	7%	144,322	4%	—	—
Other debt securities	3,000	<1%	3,200	<1%	3,200	<1%
Other equity securities	1,568	<1%	1,519	<1%	1,518	<1%
Total amortized cost	$4,043,470	100%	$4,100,417	100%	$4,724,895	100%
Fair value
U.S. Treasury securities	$999	<1%	$996	<1%	$1,000	<1%
Residential mortgage-related securities
FNMA / FHLMC	295,252	7%	464,768	11%	639,930	14%
GNMA	2,128,531	54%	1,913,350	47%	2,004,475	43%
Private-label	1,003	<1%	1,059	<1%	1,121	<1%
GNMA commercial mortgage-related securities	1,220,797	31%	1,513,277	37%	2,028,898	43%
FFELP asset backed securities	297,360	8%	145,176	4%	—	—
Other debt securities	3,000	<1%	3,188	<1%	3,200	<1%
Other equity securities	1,568	<1%	1,632	<1%	1,602	<1%
Total fair value and carrying value	$3,948,510	100%	$4,043,446	100%	$4,680,226	100%
Net unrealized holding gains (losses)	$(94,961)		$(56,971)		$(44,669)
Investment securities held to maturity
Amortized cost
Obligations of state and political subdivisions (municipal securities)	$1,790,683	65%	$1,281,320	56%	$1,145,843	90%
Residential mortgage-related securities
FNMA / FHLMC	92,788	3%	40,995	2%	37,697	3%
GNMA	351,606	13%	414,440	18%	89,996	7%
GNMA commercial mortgage-related securities	505,434	18%	546,098	24%	—	—
Total amortized cost and carrying value	$2,740,511	100%	$2,282,853	100%	$1,273,536	100%
Fair value
Obligations of state and political subdivisions (municipal securities)	$1,783,659	66%	$1,292,042	56%	$1,137,675	90%
Residential mortgage-related securities
FNMA / FHLMC	91,162	3%	40,904	2%	37,443	3%
GNMA	345,035	13%	410,740	18%	89,556	7%
GNMA commercial mortgage-related securities	490,414	18%	539,888	24%	—	—
Total fair value	$2,710,271	100%	$2,283,574	100%	$1,264,674	100%
Net unrealized holding gains (losses)	$(30,240)		$721		$(8,862)

At December 31, 2018, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity or approximately $189 million.
The Corporation did not recognize any credit-related other-than-temporary impairment write-downs during 2018, 2017, or 2016. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 3 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
Available for Sale
Residential and Commercial Mortgage-Related Securities: Residential mortgage-related securities include predominantly GNMA, FNMA, and FHLMC mortgage-backed securities and collateralized mortgage obligations. All commercial mortgage-related securities are GNMA backed securities. The fair value of these mortgage-related securities is subject to inherent risks, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation of these securities.
FFELP Asset Backed Securities: FFELP asset backed securities are collateralized with government guaranteed student loans.
Other Debt Securities: Other debt securities are primarily comprised of debt securities that mature within 3 years and have a rating of A.
Other Equity Securities: Other equity securities are primarily comprised of CRA Qualified Investment mutual funds.

Held to Maturity
Municipal Securities: The municipal securities relate to various state and political subdivisions and school districts. The municipal securities portfolio is regularly assessed for credit quality and deterioration.
Residential Mortgage-Related Securities: The mortgage-related securities in held to maturity are comprised of select CRA mortgage-backed securities and select collateralized mortgage obligations.
Commercial Mortgage-Related Securities: The commercial mortgage-related securities are classified in held to maturity when a component qualifies for CRA purposes.
Regulatory Stock (FHLB and Federal Reserve System)
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

Table 18 Investment Securities Portfolio Maturity Distribution (a)

	December 31, 2018
	Amortized Cost	Fair Value	Yield (b)
	($ in Thousands)
Available for sale securities
U. S. Treasury securities
Within one year	$1,000	$999	1.25%
Total U. S. Treasury securities	$1,000	$999	1.25%
Residential mortgage-related securities
Within one year	$9,359	$9,354	3.31%
After one but within five years	2,207,386	2,171,182	2.44%
After five years but within ten years	250,501	244,249	2.42%
Total residential mortgage-related securities	$2,467,246	$2,424,785	2.44%
GNMA commercial mortgage-related securities
Within one year	$9,957	$9,854	2.26%
After one but within five years	563,745	549,659	2.27%
After five years but within ten years	699,607	661,283	2.14%
Total GNMA commercial mortgage-related securities	$1,273,309	$1,220,797	2.20%
FFELP asset backed securities
After five years but within ten years	$297,347	$297,360	3.25%
Total FFELP asset backed securities	$297,347	$297,360	3.25%
Other debt securities
Within one year	$1,000	$1,000	2.00%
After one but within five years	2,000	2,000	3.46%
Total other debt securities	3,000	3,000	2.97%
Marketable equity securities	$1,568	$1,568	—%
Total available for sale securities	$4,043,470	$3,948,510	2.42%

Held to maturity securities
Obligations of state and political subdivisions (municipal securities)
Within one year	$48,865	$49,128	4.38%
After one but within five years	187,828	186,797	3.66%
After five years but within ten years	409,682	406,702	3.21%
After ten years	1,144,309	1,141,032	3.99%
Total obligations of state and political subdivisions (municipal securities)	$1,790,683	$1,783,659	3.79%
Residential mortgage-related securities
Within one year	$46	$46	5.04%
After one but within five years	90,703	90,330	2.20%
After five years but within ten years	259,993	253,904	2.42%
After ten years	93,652	91,918	3.30%
Total residential mortgage-related securities	$444,394	$436,198	2.56%
GNMA commercial mortgage-related securities
After one but within five years	$230,885	$230,032	2.02%
After five years but within ten years	274,549	260,383	2.19%
Total GNMA commercial mortgage-related securities	$505,434	$490,414	2.11%
Total held to maturity securities	$2,740,511	$2,710,271	3.28%

(a)	Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

(b)	Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.

Analysis of Deposits and Funding
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding at December 31, 2018, 2017, and 2016.
Table 19 Period End Deposit and Customer Funding Composition

	As of December 31,
	2018	2017	2016
	($ in Thousands)
Noninterest-bearing demand	$5,698,530	$5,478,416	$5,392,208
Savings	2,012,841	1,524,992	1,431,494
Interest-bearing demand	5,336,952	4,603,157	4,687,656
Money market	9,033,669	8,830,328	8,770,963
Brokered CDs	192,234	18,609	52,725
Other time	2,623,167	2,330,460	1,553,402
Total deposits	24,897,393	22,785,962	21,888,448
Customer funding (a)	137,364	250,332	401,885
Total deposits and customer funding	$25,034,757	$23,036,294	$22,290,333
Network transaction deposits (b)	$2,276,296	$2,520,968	$3,895,467
Brokered CDs	192,234	18,609	52,725
Total network and brokered funding	2,468,530	2,539,577	3,948,192
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$22,566,227	$20,496,717	$18,342,141

(a)	Securities sold under agreement to repurchase and commercial paper.

(b)	Included above in interest-bearing demand and money markets.

•	Deposits are the Corporation's largest source of funds.

•	Total deposits increased $2.1 billion, or 9%, from December 31, 2017, primarily driven by the acquisition of Bank Mutual.

•	Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and non-interest bearing demand) accounts, accounted for 89% of our total deposits at December 31, 2018.

•
Included in the above amounts were $2.3 billion of network deposits, a decrease of $245 million, or 10%, from December 31, 2017. These deposits are primarily sourced from other financial institutions and intermediaries. Network deposits represented 9% of our deposits at December 31, 2018, which was down from 11% of our deposits at December 31, 2017.

Table 20 Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	As of December 31, 2018
	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
	($ in Thousands)
Three months or less	$191,033	$281,282	$472,315
Over three months through six months	88,773	222,827	311,599
Over six months through twelve months	149,009	102,067	251,077
Over twelve months	283,783	60,942	344,725
Total	$712,598	$667,118	$1,379,716

•
Selected period end deposit information is detailed in Note 7 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2018. See Table 2 for additional information on average deposit balances and deposit rates.

Other Funding Sources
Short-Term Funding: Short-term funding is comprised of securities sold under agreements to repurchase, commercial paper, and federal funds purchased. Many short-term funding sources are expected to be reissued and, therefore, do not represent an immediate need for cash. Short-term funding sources at December 31, 2018 were $157 million, a decrease of $235 million from December 31, 2017. The decrease in short-term funding was primarily due to decreases in federal funds purchased and securities sold under agreements to repurchase.
Long-Term Funding: Long-term funding is comprised of senior notes and subordinated notes. Long-term funding at December 31, 2018 was $796 million, an increase of $298 million from December 31, 2017, primarily due to the issuance of $300 million of senior bank notes in August 2018.
FHLB Advances: FHLB advances are comprised of short-term FHLB advances (with original contractual maturities of one year or less) and long-term FHLB advances (with original contractual maturities greater than one year). FHLB advances at December 31, 2018 were $3.6 billion, an increase of $390 million from December 31, 2017, primarily due to an increase in short-term FHLB advances.
See Note 8 Short- and Long-Term Funding of the notes to consolidated financial statements for additional information on short-term funding, long-term funding, and FHLB advances. See Table 2 for additional information on average funding and rates.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2018, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources shown below:

•
Investment securities are an important tool to the Corporation’s liquidity objective and can be pledged or sold to enhance liquidity, if necessary. See Note 3 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation's investment securities portfolio, including pledged investment securities.

•
The Bank pledges eligible loans to both the Federal Reserve and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of December 31, 2018, the Bank had $2.9 billion available for future advances. The Federal Reserve also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2018, the Bank had $2.2 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which $45 million was outstanding at December 31, 2018.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are also funding sources for the Parent Company.

•
The Parent Company has filed a shelf registration statement with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets, or securities of other companies.

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
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at December 31, 2018 are displayed below:
Table 21 Credit Ratings

	Moody’s	S&P (a)
Bank short-term deposits	P-1	—
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	—
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Stable	Stable

(a)	Standard and Poor's

For the year ended December 31, 2018, net cash provided by operating and financing activities was $497 million and $45 million, respectively, while investing activities used net cash of $381 million, for a net increase in cash, cash equivalents, and restricted cash of $161 million since year-end 2017. During 2018, total assets increased to $33.6 billion, up $3.2 billion, or 10%, compared to year-end 2017, primarily due to a $2.2 billion net increase in loans, of which $1.9 billion was from the Bank Mutual acquisition. On the funding side, deposits increased $2.1 billion while funding, including short-term, long-term, and FHLB advances, was up $453 million, of which, $1.8 billion and $432 million were from the Bank Mutual acquisition, respectively.
For the year ended December 31, 2017, net cash provided by operating and financing activities was $458 million and $1.0 billion, respectively, while investing activities used net cash of $1.4 billion, for a net increase in cash, cash equivalents, and restricted cash of $74 million since year-end 2016. During 2017, total assets increased to $30.5 billion, up $1.3 billion, or 5%, compared to year-end 2016, primarily due to a $862 million net increase in loans. On the funding side, deposits increased $898 million while funding, including short-term, long-term, and FHLB advances, was up $219 million.
Quantitative and Qualitative Disclosures about Market Risk
Market risk and interest rate risk are managed centrally. Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. Interest rate risk is the potential for reduced net interest income resulting from adverse changes in the level of interest rates. As a financial institution that engages in transactions involving an array of financial products, the Corporation is exposed to both market risk and interest rate risk. In addition to market risk, interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling simulation techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk.
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

Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect our risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during 2018.
The major sources of our non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models, which, as described in additional detail below, are employed by management to understand net interest income ("NII") at risk, interest rate sensitive earnings at risk ("EAR"), and market value of equity ("MVE") at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. Based on current rate expectations for a flattening yield curve, the Corporation's earnings at risk profile is slightly asset sensitive at December 31, 2018. While the modeled outcome of instantaneous and sustained parallel rate shocks of 100 bps or more indicate asset sensitivity, which would provide increased earnings, we see a low probability of a sustained parallel shift occurring in the near term.
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
Table 22 Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months

	Dynamic Forecast December 31, 2018	Static Forecast December 31, 2018	Dynamic Forecast December 31, 2017	Static Forecast December 31, 2017
Instantaneous Rate Change
100 bp increase in interest rates	5.0%	4.1%	2.5%	2.7%
200 bp increase in interest rates	9.9%	8.1%	4.6%	4.9%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis. Whereas, NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Similar to the NII simulation, MVE uses instantaneous changes in rates. However, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2018, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.
Table 23 Market Value of Equity Sensitivity

	December 31, 2018	December 31, 2017
Instantaneous Rate Change
100 bp increase in interest rates	(2.0)%	(3.1)%
200 bp increase in interest rates	(4.5)%	(6.7)%
The decrease in MVE sensitivity from December 31, 2017 was primarily attributable to the duration of mortgage-related assets extending. While an instantaneous and severe shift in interest rates was used in this analysis to provide an estimate of exposure under an extremely adverse scenario, the Corporation believes that a gradual shift in interest rates would have a much more modest impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates.
The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Table 24 Contractual Obligations and Other Commitments

December 31, 2018	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	7	$1,952,008	$738,249	$120,314	$4,830	$2,815,401
Short-term funding	8	157,074	—	—	—	157,074
FHLB advances	8	912,584	99,432	208,687	2,353,667	3,574,371
Long-term funding	8	249,680	297,654	—	248,277	795,611
Operating leases	6	10,235	19,607	12,267	22,622	64,732
Commitments to extend credit	13 & 15	4,224,588	2,690,239	1,836,869	159,820	8,911,516
Total		$7,506,169	$3,845,181	$2,178,137	$2,789,216	$16,318,704
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Table 24 summarizes significant contractual obligations and other commitments at December 31, 2018, and those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The Corporation also has obligations under its retirement plans as described in Note 11 Retirement Plan of the notes to consolidated financial statements.
As of December 31, 2018, the net liability for uncertainty in income taxes, including associated interest and penalties, was $1 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 24. See Note 12 Income Taxes of the notes to consolidated financial statements for additional information and disclosure related to uncertainty in income taxes.
The Corporation may have a variety of financial transactions that, under GAAP, are either not recorded on the balance sheet or are recorded on the balance sheet in amounts that differ from the full contract or notional amounts.

The Corporation routinely enters into lending-related commitments, including commitments to extend credit, interest rate lock commitments to originate residential mortgage loans held for sale (discussed further below), commercial letters of credit, and standby letters of credit. See Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements for further information on lending-related commitments.
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 24. For further information and discussion of derivative contracts, see Note 1 Summary of Significant Accounting Policies and Note 13 Derivative and Hedging Activities of the notes to consolidated financial statements.
The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under our usual underwriting procedures, and are most often sold on a nonrecourse basis primarily to the GSEs. See Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements for additional information on residential mortgage loans sold.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies and also invests in low-income housing, and various tax credit projects. See Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements for additional information on these investments. The Volcker Rule prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds. Complying with the Volcker Rule is not expected to have a material impact on the Corporation. See Part I, Item 1, Business, for additional information on the Volcker Rule.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At December 31, 2018, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 25.
Table 25 Capital Ratios

	As of December 31,
	2018	2017	2016
	($ in Thousands)
Risk-based Capital (a)
Common equity Tier 1	$2,449,721	$2,171,508	$2,032,587
Tier 1 capital	2,705,939	2,331,245	2,191,798
Total capital	3,216,575	2,848,851	2,706,760
Total risk-weighted assets	23,875,278	21,544,463	21,340,951
Common equity Tier 1 capital ratio	10.26%	10.08%	9.52%
Tier 1 capital ratio	11.33%	10.82%	10.27%
Total capital ratio	13.47%	13.22%	12.68%
Tier 1 leverage ratio	8.48%	8.02%	7.83%
Selected Equity and Performance Ratios
Stockholders’ equity / assets	11.24%	10.62%	10.61%
Dividend payout ratio (b)	32.29%	34.48%	35.43%

(a)
The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of the Corporation's capital with the capital of other financial services companies. See Table 26 for a reconciliation of common equity Tier 1.

(b)	Ratio is based upon basic earnings per common share.

During 2018, all but 12,507 of the 4.0 million TARP warrants ("warrants") were exercised at an exercise price of $19.77. The warrants were converted to approximately 1.1 million shares of common stock. The 12,507 unexercised warrants expired on November 21, 2018.
During the third quarter of 2018, the Corporation completed the issuance of 4.0 million depositary shares each representing a 1/40th interest in a share of 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, for net proceeds of approximately $97 million.
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2018.

Table 26 Non-GAAP Measures

	At or for the Year Ended December 31,
	2018	2017	2016	2015	2014
	($ in Thousands)
Selected Equity and Performance Ratios (a) (b)
Tangible common equity / tangible assets	7.03%	7.07%	6.91%	6.85%	6.97%
Return on average equity	9.03%	7.23%	6.63%	6.50%	6.63%
Return on average tangible common equity	14.06%	10.86%	10.07%	9.97%	9.91%
Return on average Common equity Tier 1	13.15%	10.43%	9.86%	9.88%	9.92%
Return on average assets	1.01%	0.78%	0.70%	0.70%	0.76%
Average stockholders' equity / average assets	11.17%	10.76%	10.60%	10.72%	11.44%
Tangible Common Equity and Common Equity Tier 1 Reconciliation (a) (b)
Common equity	$3,524,171	$3,077,514	$2,931,383	$2,815,867	$2,740,524
Goodwill and other intangible assets, net	(1,244,859)	(991,819)	(987,328)	(985,302)	(936,605)
Tangible common equity	$2,279,312	$2,085,695	$1,944,055	$1,830,565	$1,803,919
Tangible Assets Reconciliation (a)
Total assets	$33,647,859	$30,483,594	$29,139,315	$27,711,835	$26,817,423
Goodwill and other intangible assets, net	(1,244,859)	(991,819)	(987,328)	(985,302)	(936,605)
Tangible assets	$32,402,999	$29,491,775	$28,151,987	$26,726,533	$25,880,818
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation (a) (b)
Common equity	$3,505,075	$3,012,704	$2,888,579	$2,799,150	$2,810,872
Goodwill and other intangible assets, net	(1,209,311)	(988,073)	(988,406)	(982,454)	(938,472)
Tangible common equity	2,295,764	2,024,631	1,900,173	1,816,696	1,872,400
Less: Accumulated other comprehensive income / loss	117,408	53,879	7,526	(9,059)	(1,651)
Less: Deferred tax assets / deferred tax liabilities, net	41,747	30,949	32,692	25,960	(140)
Average common equity Tier 1	$2,454,919	$2,109,459	$1,940,391	$1,833,597	$1,870,609
Efficiency Ratio Reconciliation (c)
Federal Reserve efficiency ratio	66.23%	65.97%	66.95%	69.96%	70.28%
Fully tax-equivalent adjustment	(0.71)%	(1.28)%	(1.29)%	(1.41)%	(1.36)%
Other intangible amortization	(0.66)%	(0.18)%	(0.20)%	(0.31)%	(0.39)%
Fully tax-equivalent efficiency ratio	64.87%	64.51%	65.46%	68.24%	68.53%

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

See Note 9 Stockholders' Equity and Note 18 Regulatory Matters of the notes to consolidated financial statements for additional capital disclosures.

Segment Review
As discussed in Note 20 Segment Reporting of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services.
The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 1 Summary of Significant Accounting Policies and Note 20 Segment Reporting of the notes to consolidated financial statements.
Funds Transfer Pricing ("FTP") is an important tool for managing the Corporation’s balance sheet structure and measuring risk-adjusted profitability. By appropriately allocating the cost of funding and contingent liquidity to business units, the FTP process improves product pricing which influences the volume and terms of new business and helps to optimize the risk / reward profile of the balance sheet. This process helps align the Corporation’s funding and contingent liquidity risk with its risk appetite and complements broader liquidity and interest rate risk management programs. FTP methodologies are designed to promote more resilient, sustainable business models and centralize the management of funding and contingent liquidity risks. Through FTP, the Corporation transfers these risks to a central management function that can take advantage of natural off-sets, centralized hedging activities, and a broader view of these risks across business units. The net FTP allocation is reflected as net intersegment interest income (expense) shown in Note 20 Segment Reporting of the notes to consolidated financial statements.
Segment Review 2018 Compared to 2017
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. The Corporate and Commercial Specialty segment had net income of $201 million in 2018, up $62 million compared to $139 million in 2017. Segment revenue increased $44 million to $454 million in 2018 compared to $409 million in 2017, primarily due to growth in average loan balances and increases in the target federal funds interest rate. Income tax expense decreased $24 million largely due to the Tax Act. Average loan balances were $11.8 billion for 2018, up $1.0 billion from an average balance of $10.8 billion for 2017. Average deposit balances were $8.1 billion for 2018, up $1.2 billion from average deposits of $6.9 billion in 2017. Average allocated capital increased $92 million to $1.2 billion in 2018.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services. The Community, Consumer, and Business segment had net income of $141 million in 2018, up $65 million compared to $76 million in 2017. Segment revenue increased $113 million to $741 million in 2018, primarily due to growth in average loan balances, increases in the target federal funds interest rate, and the acquisitions of Whitnell & Co., Diversified, and Anderson which resulted in increased brokerage, advisory and trust fees. Noninterest expense increased $51 million to $542 million in 2018, in part due to the addition of approximately 330 average full time equivalent employees. Average loan balances were $10.3 billion for 2018, up $880 million from an average balance of $9.5 billion for 2017. Average deposit balances were $13.6 billion in 2018, up $1.9 billion from average deposits of $11.7 billion in 2017. Average allocated capital increased $67 million to $653 million in 2018.
The Risk Management and Shared Services segment had net loss of $8 million in 2018, down $23 million compared to net income of $15 million in 2017. The credit provision improved $28 million in 2018 due to an improvement in credit quality. Noninterest expense increased $58 million in 2018, primarily driven by $29 million of acquisition related costs and certain unallocated expenses related to Bank Mutual shared services and operations prior to system conversion in late June 2018. Average earning asset balances were $7.9 billion for 2018, up $1.1 billion from an average balance of $6.7 billion in 2017. Average deposits were $2.3 billion in 2018, down $938 million from 2017, primarily driven by a decrease in network transaction deposits. Average allocated capital increased $187 million to $592 million for 2018.
Segment Review 2017 Compared to 2016
The Corporate and Commercial Specialty segment had net income of $139 million in 2017, up $20 million compared to $118 million in 2016. Segment revenue increased $33 million to $409 million in 2017 compared to $376 million in 2016, primarily due to higher net interest income from the growth in average loan balances and increases in the target federal funds interest rate. The credit provision decreased $8 million in 2017. Average loan balances were $10.8 billion for 2017, up $643 million from an average balance of $10.2 billion for 2016. Average deposit balances were $6.9 billion for 2017, up $1.0 billion from average deposits of $5.9 billion in 2016. Average allocated capital increased $47 million to $1.1 billion in 2017.

The Community, Consumer, and Business segment had net income of $76 million in 2017, up $9 million compared to $66 million in 2016. Segment revenue decreased $882,000 to $628 million in 2017. Noninterest expense decreased $11 million to $491 million in 2017, primarily due to decreased personnel expenses relating to the restructuring of the Corporation's commercial and business lending areas in 2016. Average loan balances were $9.5 billion for 2017, up $145 million from an average balance of $9.3 billion for 2016. Average deposit balances were $11.7 billion in 2017, up $260 million from average deposits of $11.5 billion in 2016. Average allocated capital decreased $43 million to $586 million in 2017.
The Risk Management and Shared Services segment had net income of $15 million in 2017, down $569,000 compared to $16 million in 2016. Segment net interest income decreased $5 million, primarily due to changes in the rate environment, as well as an adjustment of FTP rate assumptions that increased the interest income allocated to the lines of business with an offsetting decrease in the interest income allocated to the Risk Management and Shared Services segment. Noninterest income decreased $13 million, primarily due to a $9 million gain on the sales of FNMA and FHLMC securities in the twelve months ended December 31, 2016. The credit provision improved $32 million from 2016 due to improvement in credit quality. Average earning asset balances were $6.7 billion for 2017, up $184 million from an average balance of $6.5 billion in 2016. Average deposits were $3.3 billion in 2017, down $376 million from 2016. Average allocated capital increased $165 million to $405 million for 2017.
Table 27 Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2018 and 2017:

	2018 Quarters Ended
	December 31	September 30	June 30	March 31
	(In Thousands, Except Per Common Share Data)
Net interest income	$223,955	$219,392	$226,362	$209,871
Provision for credit losses	1,000	(5,000)	4,000	—
Income before income taxes	113,839	108,279	103,947	87,285
Net income available to common equity	85,278	83,521	86,863	67,117
Basic earnings per common share	$0.52	$0.49	$0.51	$0.41
Diluted earnings per common share	$0.51	$0.48	$0.50	$0.40
	2017 Quarters Ended
	December 31	September 30	June 30	March 31
	(In Thousands, Except Per Common Share Data)
Net interest income	$187,005	$190,122	$183,819	$180,274
Provision for credit losses	—	5,000	12,000	9,000
Income before income taxes	89,850	93,590	77,913	77,414
Net income available to common equity	47,671	62,662	55,644	53,940
Basic earnings per common share	$0.31	$0.41	$0.36	$0.36
Diluted earnings per common share	$0.31	$0.41	$0.36	$0.35
2017 Compared to 2016
Net income available to common equity for 2017 was $220 million, or diluted earnings per common share of $1.42. In comparison, net income available to common equity for 2016 was $191 million, or diluted earnings per common share of $1.26. Cash dividends increased to $0.50 per common share in 2017, an increase of 11% compared to cash dividends of $0.45 per common share in 2016. Key factors behind these results are discussed below.

•
At December 31, 2017, total loans were $20.8 billion, up $730 million, or 4%, from December 31, 2016, driven by growth in total consumer loans due to the Corporation's on balance sheet mortgage retention strategy. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type. Total deposits at December 31, 2017 were $22.8 billion, up $898 million, or 4%, from December 31, 2016, primarily due to an increase in CDs issued to public entities.

•
Average earning assets of $27.0 billion in 2017 were $973 million, or 4%, higher than 2016. Average loans increased $942 million, or 5%, primarily driven by a $949 million increase in residential mortgage loans. Average interest-bearing liabilities of $21.0 billion in 2017 were up $923 million, or 5%, versus 2016.

•
The provision for credit losses decreased to $26 million in 2017, a decrease of $44 million from 2016. See Table 14 for additional information on provision for credit losses. Total nonaccrual loans decreased $67 million from December 31, 2016. Potential problem loans decreased to $177 million, a decrease of $174 million, or 50%, from December 31, 2016, primarily due to the risk migration of general commercial loans. See Table 12 for additional information on nonaccrual loans and the changes in potential problem loans. At December 31, 2017, the allowance for loan losses to total loans ratio was 1.28%, covering 127% of nonaccrual loans, compared to 1.39% at December 31, 2016, covering 101% of nonaccrual loans. Net charge offs to average loans decreased to 0.19%, compared to a net charge off ratio of 0.33% for 2016.

•
Fully tax-equivalent net interest income was $762 million for 2017, an increase of $34 million from 2016, including favorable volume variances (increasing fully tax-equivalent net interest income by $28 million) and favorable rate variances (increasing fully tax-equivalent net interest income by $6 million). The net interest margin for 2017 was 2.82%, 2 bp higher than 2.80% in 2016, attributable to a 3 bp decrease in interest rate spread and a 5 bp increase in contribution from net free funds.

•
Noninterest income was $333 million for 2017, down $20 million, or 6%, from 2016. Net mortgage banking income for 2017 was $19 million, down $19 million, or 49%, compared to 2016.The decrease was primarily due to a shift in the Corporation's strategy to hold some longer dated production on balance sheet during the first half of 2017.

•
Noninterest expense for 2017 was $709 million, up $7 million, or 1%, from 2016. Personnel expense was $429 million, up $4 million, or 1%, versus 2016, driven by higher management incentive plan expenses and $1 million of one-time hourly, non-commission bonus payments recorded during the fourth quarter of 2017.

•	Income tax expense for 2017 was $110 million, compared to income tax expense of $87 million for 2016. The effective tax rate was 32.3% for 2017, compared to an effective rate of 30.4% for 2016.
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
Goodwill Impairment Assessment:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment test in May 2018, utilizing a qualitative assessment. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation's accounting policy on goodwill and see Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements for a detailed discussion of the factors considered by management in the qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2018 impairment testing that have changed the Corporation's impairment assessment conclusion. There was no impairment charges recorded in 2018, 2017, or 2016.
Mortgage Servicing Rights Valuation:  The fair value of the Corporation’s mortgage servicing rights asset is important to the presentation of the consolidated financial statements since the mortgage servicing rights are carried on the consolidated balance sheets at the lower of amortized cost or estimated fair value. Mortgage servicing rights do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of mortgage servicing rights. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its mortgage servicing rights portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the mortgage servicing rights portfolio could differ from the amounts reported at any point in time.
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the mortgage servicing rights asset at December 31, 2018, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $11 million, or 14%, lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the mortgage servicing rights asset would have been approximately $7 million, or 8%, higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the mortgage servicing rights valuation reserve, which was approximately $239 thousand at December 31, 2018. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the mortgage servicing right asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the mortgage servicing rights asset is properly recorded in the consolidated balance sheets. See Note 1 Summary of Significant Accounting Policies and Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements.
Income Taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes and regulations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s deferred tax assets. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized, net of the existing valuation allowances at December 31, 2018 and 2017. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded in the consolidated balance sheets. See Note 12 Income Taxes of the notes to consolidated financial statements and section Income Taxes.

Future Accounting Pronouncements
New accounting policies adopted by the Corporation are discussed in Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements. The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed in the table below. To the extent that the adoption of new accounting standards materially affect the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review and the notes to consolidated financial statements.

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
		1st Quarter 2019	The Corporation has evaluated adoption of the new guidance and determined it will not have a material impact on its results of operations, financial position, or liquidity.
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
		1st Quarter 2019	The Corporation has evaluated adoption of the new guidance and determined it will not have a material impact on its results of operations, financial position, or liquidity.
ASU 2016-02 Leases (Topic 842)
The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This amendment will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption is permitted. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. ASU 2018-10 was issued as improvements and clarifications of ASU 2016-02 were identified. This update provides clarification on narrow aspects of the previously issued updates. ASU 2018-11 was issued to provide entities with an additional (and optional) transition method to adopt the new leases standard under ASU 2016-02. ASU 2018-20 was issued to address three concerns arising from the issuance of Update 2016-02 which included sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and nonlease components.
1st Quarter 2019
The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. The Corporation has evaluated and plans to elect the practical expedients, which would allow for existing leases to be accounted for consistent with current guidance, with the exception of balance sheet recognition for lessees. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Corporation will use the effective date as the date of initial application. At adoption, the Corporation expects to recognize a ROU asset and corresponding lease liability of $52 million. Due to the limited size of the Corporation's leasing portfolio, many other items related to this standard don't apply, or have an immaterial impact to the results of operations, financial position, or liquidity.

Standard	Description	Date of anticipated adoption	Effect on financial statements
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
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. Early adoption is permitted.
1st Quarter 2020
The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity. A cross-functional team, consisting of credit, risk management, finance and information technology is currently developing the allowance methodology and assumptions that will be used under the new life of loan methodology. In determining the appropriate methodology, the Corporation has reviewed portfolio segmentation, data, system requirements or upgrades, and the development of models. The Corporation will continue to review and update assumptions, as appropriate.

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
2nd Quarter 2020, consistent with the Corporation's annual impairment test in May of each year
The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. The Corporation has not had to perform a step one quantitative analysis since 2012, which concluded no impairment was necessary.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ASSOCIATED BANC-CORP
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In Thousands, Except Share and Per Share Data)
Assets
Cash and due from banks	$507,187	$483,666
Interest-bearing deposits in other financial institutions	221,226	199,702
Federal funds sold and securities purchased under agreements to resell	148,285	32,650
Investment securities held to maturity, at amortized cost	2,740,511	2,282,853
Investment securities available for sale, at fair value	3,948,510	4,043,446
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	250,534	165,331
Residential loans held for sale	64,321	85,544
Commercial loans held for sale	14,943	—
Loans	22,940,429	20,784,991
Allowance for loan losses	(238,023)	(265,880)
Loans, net	22,702,406	20,519,111
Bank and corporate owned life insurance	663,203	591,057
Investment in unconsolidated subsidiaries	161,181	170,473
Trading assets	88,943	69,675
Premises and equipment, net	363,225	330,963
Goodwill	1,169,023	976,239
Mortgage servicing rights, net	68,193	58,384
Other intangible assets, net	75,836	15,580
Other assets	460,331	458,920
Total assets	$33,647,859	$30,483,594
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,698,530	$5,478,416
Interest-bearing deposits	19,198,863	17,307,546
Total deposits	24,897,393	22,785,962
Federal funds purchased and securities sold under agreements to repurchase	111,651	324,815
Commercial Paper	45,423	67,467
FHLB advances	3,574,371	3,184,168
Other long-term funding	795,611	497,282
Trading liabilities	87,668	67,660
Accrued expenses and other liabilities	354,855	318,797
Total liabilities	29,866,971	27,246,151
Stockholders’ equity (a)
Preferred equity	256,716	159,929
Common equity
Common stock	1,752	1,618
Surplus	1,712,615	1,338,722
Retained earnings	2,181,414	1,934,696
Accumulated other comprehensive income (loss)	(124,972)	(62,758)
Treasury stock, at cost	(246,638)	(134,764)
Total common equity	3,524,171	3,077,514
Total stockholders’ equity	3,780,888	3,237,443
Total liabilities and stockholders’ equity	$33,647,859	$30,483,594
Preferred shares issued	264,458	165,000
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,216,409	161,751,975
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	10,775,938	8,908,448
Numbers may not sum due to rounding.
(a) An adjustment of $115 million was made within the December 31, 2017 stockholders' equity balances related to the grant and vesting of options, restricted stock awards, and restricted stock units awarded from 2006-2017.  This adjustment impacted Retained Earnings and Surplus.  The reclassification had no impact on earnings, expenses, or total stockholder’s equity.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(In Thousands, Except Per Share Data)
Interest income
Interest and fees on loans	$976,990	$749,000	$659,538
Interest and dividends on investment securities
Taxable	119,741	96,909	95,152
Tax-exempt	44,782	32,977	32,049
Other interest	12,623	7,719	4,829
Total interest income	1,154,137	886,605	791,568
Interest expense
Interest on deposits	176,118	94,025	50,335
Interest on federal funds purchased and securities sold under agreements to repurchase	2,006	2,527	1,314
Interest on other short-term funding	186	293	248
Interest on FHLB advances	73,668	30,364	10,741
Interest on long-term funding	22,579	18,176	21,657
Total interest expense	274,557	145,385	84,295
Net interest income	879,580	741,220	707,273
Provision for credit losses	—	26,000	70,000
Net interest income after provision for credit losses	879,580	715,220	637,273
Noninterest income
Insurance commissions and fees	89,511	81,474	80,795
Service charges and deposit account fees	66,075	64,427	66,609
Card-based and loan fees	57,474	52,688	50,077
Trust and asset management fees	54,316	50,191	46,867
Brokerage and advisory fees	28,246	19,935	16,235
Capital markets, net	20,120	19,642	22,059
Mortgage banking, net	19,911	19,360	38,121
Bank and corporate owned life insurance	13,951	16,250	14,371
Asset gains (losses), net (a)	(1,103)	(1,244)	(86)
Investment securities gains (losses), net	(1,985)	434	9,316
Other	9,051	9,523	8,519
Total noninterest income	355,568	332,680	352,883
Noninterest expense
Personnel	482,676	428,976	424,676
Technology	72,674	63,004	57,300
Occupancy	59,121	53,842	56,069
Business development and advertising	30,923	28,946	26,351
Equipment	23,243	21,201	21,489
Legal and professional	23,061	22,509	19,869
Card issuance and loan costs	12,386	11,760	13,641
Foreclosure / OREO expense, net	3,603	4,878	4,844
FDIC assessment	30,000	31,300	34,750
Other intangible amortization	8,159	1,959	2,093
Acquisition related costs (b)	29,002	—	—
Other	46,951	40,758	41,478
Total noninterest expense	821,799	709,133	702,560
Income before income taxes	413,349	338,767	287,596
Income tax expense	79,786	109,503	87,322
Net income	333,562	229,264	200,274
Preferred stock dividends	10,784	9,347	8,903
Net income available to common equity	$322,779	$219,917	$191,371
Earnings per common share
Basic	$1.92	$1.45	$1.27
Diluted	$1.89	$1.42	$1.26
Average common shares outstanding
Basic	167,345	150,877	148,769
Diluted	169,732	153,647	149,961
Numbers may not sum due to rounding.
(a) The year ended December 31, 2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.
(b) Includes Bank Mutual and Huntington branch acquisition related costs only.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Net income	$333,562	$229,264	$200,274
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	(39,891)	(12,302)	(17,900)
Net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	—	(14,738)	—
Amortization of net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	(572)	(2,665)	(5,887)
Reclassification adjustment for net losses (gains) realized in net income (a)	1,985	—	(9,316)
Reclassification from OCI due to change in accounting principle	(84)	—	—
Reclassification of certain tax effects from OCI	(8,419)	—	—
Income tax (expense) benefit	9,791	11,331	12,565
Other comprehensive income (loss) on investment securities available for sale	(37,189)	(18,374)	(20,538)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(148)	(148)	(73)
Plan amendments	—	—	1,759
Net actuarial (loss) gain	(28,612)	14,273	(6,141)
Amortization of actuarial loss (gain)	2,203	2,282	2,115
Reclassification of certain tax effects from OCI	(5,235)	—	—
Income tax (expense) benefit	6,767	(6,112)	815
Other comprehensive income (loss) on pension and postretirement obligations	(25,025)	10,295	(1,525)
Total other comprehensive income (loss)	(62,214)	(8,079)	(22,063)
Comprehensive income	$271,348	$221,185	$178,211
Numbers may not sum due to rounding.
(a) Includes only available for sale securities.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, Except Per Share Data)
Balance, December 31, 2015(a)	125	$121,379	164,200	$1,642	$1,382,446	$1,669,315	$(32,616)	$(204,920)	$2,937,246
Comprehensive income:
Net income	—	—	—	—	—	200,274	—	—	200,274
Other comprehensive loss	—	—	—	—	—	—	(22,063)	—	(22,063)
Comprehensive income									$178,211
Common stock issued:
Stock-based compensation plans, net(a)	—	—	—	—	(17,416)	—	—	39,164	21,748
Purchase of common stock returned to authorized but unissued	—	—	(1,170)	(12)	(19,995)	—	—	—	(20,007)
Purchase of treasury stock	—	—	—	—	—	—	—	(5,074)	(5,074)
Cash dividends:
Common stock, $0.45 per share	—	—	—	—	—	(67,855)	—	—	(67,855)
Preferred stock	—	—	—	—	—	(8,903)	—	—	(8,903)
Issuance of preferred stock	100	97,066	—	—	—	—	—	—	97,066
Redemption of preferred stock	(60)	(57,338)	—	—	—	(1,565)	—	—	(58,903)
Purchase of preferred stock	—	(1,178)	—	—	—	(70)	—	—	(1,248)
Stock-based compensation expense, net	—	—	—	—	21,971	—	—	—	21,971
Tax impact of stock-based compensation	—	—	—	—	(2,940)	—	—	—	(2,940)
Balance, December 31, 2016	165	$159,929	163,030	$1,630	$1,364,066	$1,791,196	$(54,679)	$(170,830)	$3,091,312
Comprehensive income:
Net income	—	—	—	—	—	229,264	—	—	229,264
Other comprehensive loss	—	—	—	—	—	—	(8,079)	—	(8,079)
Comprehensive income									$221,185
Common stock issued:
Stock-based compensation plans, net(a)	—	—	—	—	(17,737)	—	—	45,356	27,619
Acquisitions	—	—	291	3	7,148	—	—	—	7,151
Purchase of common stock returned to authorized but unissued	—	—	(1,569)	(15)	(37,016)	—	—	—	(37,031)
Purchase of treasury stock	—	—	—	—	—	—	—	(9,290)	(9,290)
Cash dividends:
Common stock, $0.50 per share	—	—	—	—	—	(76,417)	—	—	(76,417)
Preferred stock	—	—	—	—	—	(9,347)	—	—	(9,347)
Stock-based compensation expense, net	—	—	—	—	21,227	—	—	—	21,227
Tax impact of stock-based compensation	—	—	—	—	1,034	—	—	—	1,034
Balance, December 31, 2017	165	$159,929	161,752	$1,618	$1,338,722	$1,934,696	$(62,758)	$(134,764)	$3,237,443
Comprehensive income:
Net income	—	—	—	—	—	333,562	—	—	$333,562
Other comprehensive income	—	—	—	—	—	—	(48,476)	—	(48,476)
Adoption of new accounting standards	—	—	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income									$271,348
Common stock issued:
Stock-based compensation plans, net(a)	—	—	—	—	(7,116)	15,096	—	10,428	18,408
Acquisitions	—	—	13,705	137	396,975	—	—	91,296	488,408
Purchase of common stock returned to authorized but unissued	—	—	(1,357)	(14)	(33,061)	—	—	—	(33,075)
Purchase of treasury stock	—	—	—	—	—	—	—	(213,598)	(213,598)
Cash dividends:
Common stock, $0.62 per share	—	—	—	—	—	(105,519)	—	—	(105,519)
Preferred stock	—	—	—	—	—	(10,784)	—	—	(10,784)
Issuance of preferred stock	100	97,315	—	—	—	—	—	—	97,315
Purchase of preferred stock	(1)	(528)	—	—	—	(8)	—	—	(537)
Common stock warrants exercised	—	—	1,116	11	(12)	—	—	—	(1)
Stock-based compensation expense, net	—	—	—	—	17,107	—	—	—	17,107
Tax Act reclassification	—	—	—	—	—	13,654	—	—	13,654
Change in accounting principle	—	—	—	—	—	84	—	—	84
Other	—	—	—	—	—	632	—	—	632
Balance, December 31, 2018	264	$256,716	175,216	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Numbers may not sum due to rounding.

(a)
An adjustment of $76 million was made within stockholders' equity related to the grant and vesting of options, restricted stock awards, and restricted stock units awarded from 2006-2015 to the December 31, 2015 ending balances.  In addition, within the Statement of Stockholders' Equity, Stock-based compensation plans, net was adjusted for years 2016-2018.  This adjustment impacted Retained Earnings and Surplus.  The reclassification had no impact on earnings, expenses, or total stockholder’s equity.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
($ in Thousands)	2018	2017	2016
Cash Flows from Operating Activities
Net income	$333,562	$229,264	$200,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	—	26,000	70,000
Depreciation and amortization	48,253	46,967	45,434
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(545)	175	(200)
Amortization of mortgage servicing rights	9,594	10,084	12,327
Amortization of other intangible assets	8,159	1,959	2,093
Amortization and accretion on earning assets, funding, and other, net	11,624	37,476	46,615
Net amortization of tax credit investments	19,425	19,834	5,272
Deferred income taxes	46,947	21,402	10,656
Losses (gains) on sales of investment securities, net	1,985	(434)	(9,316)
Asset (gains) losses, net	1,103	1,244	86
(Gain) loss on mortgage banking activities, net	(22,497)	(3,516)	(27,060)
Mortgage loans originated and acquired for sale	(1,092,318)	(715,357)	(1,271,124)
Proceeds from sales of mortgage loans held for sale	1,131,652	819,950	1,542,660
Pension contributions	(41,877)	(6,242)	—
(Increase) decrease in interest receivable	(7,417)	(9,476)	(7,836)
Increase (decrease) in interest payable	10,407	6,535	(4,642)
Increase (decrease) in cash collateral	41,274	(5,578)	—
Net change in other assets and other liabilities	(2,763)	(21,919)	26,144
Net cash provided by operating activities	496,567	458,368	641,383
Cash Flows from Investing Activities
Net increase in loans	(326,464)	(861,934)	(1,682,579)
Purchases of
Available for sale securities	(737,580)	(1,137,191)	(1,304,921)
Held to maturity securities	(682,622)	(234,379)	(195,442)
Federal Home Loan Bank and Federal Reserve Bank stocks	(347,323)	(262,986)	(92,761)
Premises, equipment, and software, net of disposals	(65,854)	(47,369)	(103,881)
Proceeds from
Sales of available for sale securities	601,130	18,467	549,555
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	282,145	237,656	100,000
Prepayments, calls, and maturities of available for sale investment securities	633,859	713,486	997,701
Prepayments, calls, and maturities of held to maturity investment securities	217,836	210,753	75,796
Sales, prepayments, calls and maturities of other assets	41,856	20,070	27,692
Net change in tax credit and alternative investments	(57,327)	(53,770)	(23,498)
Net cash (paid) received in acquisition	59,472	339	(685)
Net cash used in investing activities	(380,872)	(1,396,858)	(1,653,023)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	270,481	897,514	880,783
Net increase (decrease) in short-term funding	(581,371)	(217,753)	110,619
Net increase (decrease) in short-term FHLB advances	616,000	(198,000)	147,000
Repayment of long-term FHLB advances	(2,150,016)	(115,020)	(38)
Proceeds from long-term FHLB advances	1,837,680	750,000	515,000
Repayment of long-term funding	—	—	(430,000)
Proceeds from issuance of long-term funding	300,000	—	—
Proceeds from issuance of preferred shares	97,315	—	97,066
Proceeds from issuance of common stock for stock-based compensation plans	18,408	27,619	21,748
Redemption of preferred shares	—	—	(58,903)
Common stock warrants exercised	(1)	—	—
Purchase of preferred shares	(537)	—	(1,248)
Purchase of common stock returned to authorized but unissued	(33,075)	(37,031)	(20,007)
Purchase of treasury stock	(213,598)	(9,290)	(5,074)
Cash dividends on common stock	(105,519)	(76,417)	(67,855)
Cash dividends on preferred stock	(10,784)	(9,347)	(8,903)
Net cash provided by (used in) financing activities	44,983	1,012,275	1,180,188
Net increase (decrease) in cash, cash equivalents, and restricted cash	160,678	73,785	168,548
Cash, cash equivalents, and restricted cash at beginning of period	716,018	642,233	473,685
Cash, cash equivalents, and restricted cash at end of period	$876,698	$716,018	$642,233
Supplemental disclosures of cash flow information
Cash paid for interest	$261,724	$138,174	$88,269
Cash paid for income and franchise taxes	18,335	81,450	75,558
Loans and bank premises transferred to other real estate owned	26,517	11,505	9,752
Capitalized mortgage servicing rights	10,722	7,167	12,262
Loans transferred into held for sale from portfolio, net	33,010	71,954	256,194
Acquisition
Fair value of assets acquired, including cash and cash equivalents	2,567,488	647	522
Fair value ascribed to goodwill and intangible assets	261,243	6,450	4,119
Fair value of liabilities assumed	2,340,323	54	1,423
Common stock issued in acquisition	488,408	7,151	—
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same sum amounts shown in the statement of cash flows:

	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Cash and cash equivalents	$782,784	$643,042	$527,135
Restricted cash	93,914	72,976	115,098
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$876,698	$716,018	$642,233

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets.

ASSOCIATED BANC-CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018, 2017, and 2016
Note 1 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to general practice within the financial services industry. The following is a description of the more significant of those policies.
Business
Associated Banc-Corp (individually referred to herein as the "Parent" and together with all of its subsidiaries and affiliates, collectively referred to herein as the "Corporation") is a bank holding company headquartered in Wisconsin. The Corporation provides a full range of banking and related financial services to consumer and commercial customers through its network of bank and nonbank subsidiaries. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state agencies and is subject to periodic examinations by those agencies.
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiaries. Investments in unconsolidated entities (none of which are considered to be variable interest entities in which the Corporation is the primary beneficiary) are accounted for using the cost method of accounting when the Corporation has determined that the cost method is appropriate. Investments not meeting the criteria for cost method accounting are accounted for using the equity method of accounting. Investments in unconsolidated entities are included in investment in unconsolidated subsidiaries on the consolidated balance sheets, and the Corporation’s share of income or loss is recorded in other noninterest income, while distributions in excess of the investment are asset gains (losses), net.
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
For PCI loans, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Corporation to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount which the Corporation will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

The Corporation accounts for performing loans acquired in business combinations using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including credit, interest, and liquidity discounts. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition. See Note 2 for additional information on the Corporation's acquisitions.
Revenue Recognition
The Corporation recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers." ASC 606 requires the Corporation to follow a five step process: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Revenue recognition under ASC 606 depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the goods or services. See Note 22 for additional information on revenue recognition.
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
FHLB and Federal Reserve Bank Stocks
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the effective interest method. An allowance for loan losses is established for estimated credit losses in the loan portfolio. See Allowance for Loan Losses below for further policy discussion. See also Note 4 for additional information on loans.
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
Allowance for Unfunded Commitments
The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities in the consolidated balance sheets. The determination of the appropriate level of the allowance for unfunded commitments is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the allowance for unfunded commitments are included in the provision for credit losses in the consolidated statements of income. See Note 4 and Note 15 for additional information on the allowance for unfunded commitments.

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
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, core deposit intangibles, and other identifiable intangibles (primarily related to customer relationships acquired). Core deposit intangibles have estimated finite lives and are amortized on a straight-line basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on a straight-line basis over their expected useful life. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
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
It is the Corporation’s policy to provide for uncertainty in income taxes as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2018 and 2017, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit was established or is required to pay amounts in excess of the liability established, the Corporation’s effective tax rate in a given financial statement period may be impacted. See Note 12 for additional information on income taxes.
Derivative and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. Amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. For a derivative designated as a free-standing derivative instrument, changes in fair value are reported in current period earnings. The free-standing derivative instruments included: interest rate risk management, commodity hedging, and foreign currency exchange solutions.
In addition, the Corporation is exposed to changes in the fair value of certain pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.  For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. See Note 13 for additional information on derivative and hedging activities.
Securities Sold Under Agreement to Repurchase
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. These repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty)) and not as a sale and subsequent repurchase of securities (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The obligation to repurchase the securities is reflected as a liability on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. See Notes 8 and 14 for additional information on repurchase agreements.
Retirement Plans
The funded status of the retirement plans is recognized as an asset or liability in the consolidated balance sheets and changes in that funded status are recognized in the year in which the changes occur through other comprehensive income. Plan assets and benefit obligations are measured as of fiscal year end. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Corporation monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated. See Note 11 for additional information on the Corporation’s retirement plans.
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
Cash, Cash Equivalents, and Restricted Cash
For purposes of the consolidated statements of cash flows, cash, cash equivalents, and restricted cash are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreements to resell.
Earnings Per Common Share
Earnings per common share are calculated utilizing the two-class method. Basic earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock awards) and common stock warrants. See Note 19 for additional information on earnings per common share.
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
1st Quarter 2018
The Corporation elected to early adopt this amendment. During the first quarter of 2018, the Corporation reclassified approximately $14 million from accumulated other comprehensive income to retained earnings as a result of the Tax Act. No material impact on results of operations, financial position, or liquidity. See Consolidated Statements of Comprehensive Income and the Statement of Changes in Stockholders' Equity.

ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The FASB issued an amendment to better align a company’s financial reporting for hedging activities with the economic objectives of those activities for both financial (e.g., interest rate) and commodity risks. The provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also contains targeted improvements to simplify the application of hedge accounting guidance. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities should apply the amendment on a modified retrospective transition method in which the cumulative effect of the change will be recognized within equity in the consolidated balance sheets as of the date of adoption. Early adoption was permitted, including in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. ASU 2018-16 permits the OIS (Overnight Index Swap) rate based on SOFR (Secured Overnight Financing Rate) as a U.S. benchmark interest rate for hedge accounting purposes.
		1st Quarter 2018	The Corporation elected to early adopt this amendment. No material impact on results of operations, financial position, or liquidity. See Note 13 for expanded disclosures.
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
1st Quarter 2018
No impact on results of operations, financial position, or liquidity. The update required retrospective restatement. For the full year 2017, the Corporation reclassified approximately $9 million from personnel expense to other noninterest expense for the non-service cost components of net periodic pension cost and net periodic postretirement benefit cost. See Note 11 for expanded disclosure.

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
1st Quarter 2018
The Corporation has adopted this amendment using the cumulative-effect adjustment as of the beginning of the fiscal year of adoption. No material impact on the result of operations, financial position or liquidity. See Consolidated Statements of Comprehensive Income and Note 17 Fair Value Measurements.
In 2008, the Corporation received Visa Class B restricted shares as part of Visa’s initial public offering. Based on the existing transfer restriction and the uncertainty of the covered litigation, the approximately 119 thousand Class B shares remaining that the Corporation owned as of December 31, 2018 are carried at a zero cost basis.

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
1st Quarter 2018
The Corporation adopted this amendment using the modified retrospective approach with no material impact on the Corporation's results of operations, financial position, or liquidity. See Note 22 for expanded disclosure requirements.

Note 2 Acquisitions
Completed Acquisitions:
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
Goodwill related to the Bank Mutual acquisition increased $6 million during the second quarter of 2018 and an additional $2 million during the third quarter of 2018 to $175 million. Upon review of information relating to events and circumstances existing at the acquisition date, and in accordance with applicable accounting guidance, the Corporation remeasured select previously reported fair value amounts. Based on updated appraisal information, the fair value of premises and equipment decreased by $6 million and $2 million during the second and third quarters of 2018, respectively. Additionally, during the second quarter of 2018, the fair value of loans was increased by less than $1 million due to an updated appraisal and other adjustments. Goodwill created by the acquisition of Bank Mutual is not tax deductible. See Note 5 for additional information on goodwill, as well as the carrying amount and amortization of core deposit and other intangible assets related to the Bank Mutual acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to Bank Mutual:

	Purchase Accounting Adjustments	February 1, 2018
	($ in Thousands)
Assets
Cash and cash equivalents	$—	$78,052
Investment securities	(6,238)	452,867
Federal Home Loan Bank stock, at cost	—	20,026
Loans	(48,043)	1,875,877
Premises and equipment, net	2,930	42,689
Bank owned life insurance	(24)	65,390
Goodwill		175,499
Core deposit intangibles (included in other intangible assets, net on the face of the Consolidated Balance Sheets)	58,100	58,100
Other real estate owned (included in other assets on the face of the Consolidated Balance Sheets)	199	4,848
Others assets	$7,054	$47,158
Total assets		$2,820,506
Liabilities
Deposits	$2,498	$1,840,950
Other borrowings	1,875	431,886
Other liabilities	$4,487	$65,982
Total liabilities		$2,338,818
Total consideration paid		$481,688

The following is a description of the methods used to determine the fair value of significant assets and liabilities presented on the balance sheet above.
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status, and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques.
For loans acquired, the contractual amounts due, expected cash flows to be collected, interest component, and fair value as of the respective acquisition dates were as follows:

	February 1, 2018
	Acquired Performing Loans	Acquired Impaired Loans	Total
	($ in Thousands)
Contractual required principal and interest at acquisition	$1,899,932	$23,988	$1,923,920
Contractual cash flows not expected to be collected (nonaccretable discount)	—	(1,866)	(1,866)
Expected cash flows at acquisition	1,899,932	22,122	1,922,054
Interest component of expected cash flows (accretable discount)	(41,324)	(4,853)	(46,177)
Fair value of acquired loans	$1,858,608	$17,269	$1,875,877

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
FHLB borrowings: The fair values of FHLB advances are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

See Note 17 for additional information on fair value measurements.
Other Acquisitions
During the second quarter of 2018, the Corporation completed the acquisition of Anderson, an independent insurance agency based in Minneapolis, Minnesota. Anderson adds a range of complementary services and significant expertise in workers' compensation and executive risk management services. The transaction was valued at approximately $10 million. As a result of the acquisition, the Corporation recorded goodwill of approximately $7 million and added approximately $3 million of other intangibles related to customer relationships associated with the Anderson acquisition. The other intangibles related to the acquisition are being amortized on a straight-line basis over 7 years. See Note 5 for more information on goodwill and other intangible assets.
During the first quarter of 2018, the Corporation completed the acquisition of Diversified. The acquisition improved Associated Benefits and Risk Consulting's ability to achieve greater scale in the Metro Milwaukee market and to further expand its Wisconsin employee benefits and property and casualty market position and capabilities. The transaction was valued at approximately $19 million. As a result of the acquisition, the Corporation recorded goodwill of approximately $10 million and other intangibles of approximately $8 million. The other intangibles related to the acquisition are being amortized on a straight-line basis over 10 years. See Note 5 for more information on goodwill and other intangible assets.
Pending Branch Acquisition:
During the fourth quarter of 2018, the Corporation announced that Associated had reached an agreement to acquire the Wisconsin branch banking operations of The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated. Under the terms of the transaction, Associated Bank will acquire approximately $850 million in deposits and $134 million in loans. The Huntington National Bank branch acquisition will add a net 14 branches to our franchise. The transaction is subject to customary closing conditions, and is expected to close in June 2019.

Note 3 Investment Securities
Investment securities are generally classified as available for sale or held to maturity at the time of purchase. See Note 1 for the Corporation’s accounting policy for investment securities. The majority of the Corporation's investment securities are mortgage-related securities issued by GNMA or GSEs such as FNMA and FHLMC. Obligations of state and political subdivisions (municipal securities) and asset backed securities backed by student loans made under FFELP are other security holdings within the Corporation's investment portfolio. The amortized cost and fair values of securities available for sale and held to maturity were as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	$1,000	$—	$(1)	$999
Residential mortgage-related securities
FNMA / FHLMC	296,296	2,466	(3,510)	295,252
GNMA	2,169,943	473	(41,885)	2,128,531
Private-label	1,007	—	(4)	1,003
GNMA commercial mortgage-related securities	1,273,309	—	(52,512)	1,220,797
FFELP asset backed securities	297,347	711	(698)	297,360
Other debt securities	3,000	—	—	3,000
Other equity securities	1,568	—	—	1,568
Total investment securities available for sale	$4,043,470	$3,649	$(98,610)	$3,948,510
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,790,683	$8,255	$(15,279)	$1,783,659
Residential mortgage-related securities
FNMA / FHLMC	92,788	169	(1,795)	91,162
GNMA	351,606	1,611	(8,181)	345,035
GNMA commercial mortgage-related securities	505,434	7,559	(22,579)	490,414
Total investment securities held to maturity	$2,740,511	$17,593	$(47,835)	$2,710,271

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	$1,003	$—	$(7)	$996
Residential mortgage-related securities:
FNMA / FHLMC	457,680	9,722	(2,634)	464,768
GNMA	1,944,453	275	(31,378)	1,913,350
Private-label	1,067	—	(8)	1,059
GNMA commercial mortgage-related securities	1,547,173	5	(33,901)	1,513,277
FFELP asset backed securities	144,322	867	(13)	145,176
Other debt securities	3,200	—	(12)	3,188
Other equity securities	1,519	127	(14)	1,632
Total investment securities available for sale	$4,100,417	$10,996	$(67,967)	$4,043,446
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,281,320	$13,899	$(3,177)	$1,292,042
Residential mortgage-related securities
FNMA / FHLMC	40,995	398	(489)	40,904
GNMA	414,440	2,700	(6,400)	410,740
GNMA commercial mortgage-related securities	546,098	9,546	(15,756)	539,888
Total investment securities held to maturity	$2,282,853	$26,543	$(25,822)	$2,283,574

The expected maturities of investment securities available for sale and held to maturity at December 31, 2018, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$2,000	$1,999	$48,865	$49,128
Due after one year through five years	2,000	2,000	187,828	186,797
Due after five years through ten years	—	—	409,682	406,702
Due after ten years	—	—	1,144,309	1,141,032
Total debt securities	4,000	3,999	1,790,683	1,783,659
Residential mortgage-related securities
FNMA / FHLMC	296,296	295,252	92,788	91,162
GNMA	2,169,943	2,128,531	351,606	345,035
Private-label	1,007	1,003	—	—
GNMA commercial mortgage-related securities	1,273,309	1,220,797	505,434	490,414
FFELP asset backed securities	297,347	297,360	—	—
Equity securities	1,568	1,568	—	—
Total investment securities	$4,043,470	$3,948,510	$2,740,511	$2,710,271
Ratio of Fair Value to Amortized Cost		97.7%		98.9%

The proceeds from the sale of investment securities for each of the three years ended December 31 were as follows. There were no other-than-temporary impairment write-downs on investment securities for 2018, 2017, or 2016.

	2018	2017	2016
	($ in Thousands)
Gross gains on available for sale securities	$1,954	$—	$9,485
Gross gains on held to maturity securities	—	439	33
Total gains	1,954	439	9,518
Gross losses on available for sale securities	(3,938)	—	(202)
Gross losses on held to maturity securities	—	(5)	—
Total losses	(3,938)	(5)	(202)
Investment securities gains (losses), net	$(1,985)	$434	$9,316
Proceeds from sales of investment securities	$601,130	$18,467	$549,555

During 2018, the Corporation executed a strategy to improve the yield on securities and increase interest income during the current and future calendar years. During the third quarter of 2018, the Corporation sold mortgage-related securities totaling approximately $108 million at a slight gain with all proceeds reinvested into higher yielding securities. The taxable equivalent yield of the securities sold was 3.08% while the reinvestment was at 3.51%. During the second quarter of 2018, the Corporation also sold $40 million of lower yielding GNMA commercial mortgage-related securities.
In addition, on the acquisition date, the Corporation sold Bank Mutual's entire $453 million securities portfolio. The Corporation originally reinvested the proceeds from the Bank Mutual portfolio into GNMA residential mortgage-related securities with the goal of reinvesting future cash flows into municipal securities. This strategy was completed during August 2018.
During 2017, the Corporation sold approximately $18 million of municipal securities classified as held to maturity due to significant credit concerns and negative actions taken by credit rating agencies, primarily as a result of budgetary pressures in the State of Illinois and State of Connecticut. These sales resulted in a net gain of approximately $434,000.

During 2016, as part of an ongoing restructuring of its investment securities portfolio initiated during the prior year, the Corporation sold approximately $550 million of FNMA and FHLMC mortgage-related securities for a net gain on sale of $9 million, with the proceeds reinvested into GNMA mortgage-related securities. The sales of FNMA and FHLMC mortgage-

related securities and the subsequent purchase of GNMA mortgage-related securities lowered risk weighted assets and related capital requirements.

Investment securities with a carrying value of approximately $3.0 billion and $3.1 billion at December 31, 2018, and December 31, 2017, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2018:

	Less than 12 months			12 months or more			Total
December 31, 2018	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
U.S. Treasury securities	—	$—	$—	1	$(1)	$999	$(1)	$999
Residential mortgage-related securities
FNMA / FHLMC	15	(31)	17,993	17	(3,479)	189,405	(3,510)	207,398
GNMA	12	(4,529)	452,183	79	(37,355)	1,598,159	(41,885)	2,050,342
Private-label	1	(4)	1,003	—	—	—	(4)	1,003
GNMA commercial mortgage-related securities	—	—	—	93	(52,512)	1,220,854	(52,512)	1,220,854
FFELP asset backed securities	13	(698)	142,432	—	—	—	(698)	142,432
Total	41	$(5,262)	$613,612	190	$(93,347)	$3,009,417	$(98,610)	$3,623,028
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	272	$(2,860)	$313,212	752	$(12,419)	$509,374	$(15,279)	$822,586
Residential mortgage-related securities
FNMA / FHLMC	13	(780)	57,896	22	(1,015)	28,888	(1,795)	86,784
GNMA	13	(414)	19,822	66	(7,767)	320,387	(8,181)	340,209
GNMA commercial mortgage-related securities	—	—	—	25	(22,579)	490,414	(22,579)	490,414
Total	298	$(4,053)	$390,929	865	$(43,780)	$1,349,063	$(47,835)	$1,739,992

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017:

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at December 31, 2018 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at December 31, 2018 for mortgage-related securities are due to the increase in overall interest rates. The U.S. Treasury 3 year and 5 year rates increased by 48 bp and 31 bp, respectively, from December 31, 2017. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At December 31, 2018, and 2017, the Corporation had FHLB stock of $173 million and $89 million, respectively. The Corporation had Federal Reserve Bank stock of $77 million and $76 million at December 31, 2018 and 2017, respectively.

Note 4 Loans
Loans at December 31 are summarized below:

	2018(a)	2017
	($ in Thousands)
Commercial and industrial	$7,398,044	$6,399,693
Commercial real estate - owner occupied	920,443	802,209
Commercial and business lending	8,318,487	7,201,902
Commercial real estate - investor	3,751,554	3,315,254
Real estate construction	1,335,031	1,451,684
Commercial real estate lending	5,086,585	4,766,938
Total commercial	13,405,072	11,968,840
Residential mortgage	8,277,712	7,546,534
Home equity	894,473	883,804
Other consumer	363,171	385,813
Total consumer	9,535,357	8,816,151
Total loans	$22,940,429	$20,784,991
(a) Includes $5 million of purchased credit-impaired loans
The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

	2018	2017
	($ in Thousands)
Balance at beginning of year	$20,260	$27,589
New loans	3,076	5,329
Repayments	(5,017)	(7,632)
Change due to status of executive officers and directors	(489)	(5,026)
Balance at end of year	$17,831	$20,260

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2018:

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$7,162,370	$78,075	$116,578	$41,021	$7,398,044
Commercial real estate - owner occupied	854,265	6,257	55,964	3,957	920,443
Commercial and business lending	8,016,635	84,332	172,542	44,978	8,318,487
Commercial real estate - investor	3,653,642	28,479	67,481	1,952	3,751,554
Real estate construction	1,321,447	8,771	3,834	979	1,335,031
Commercial real estate lending	4,975,089	37,249	71,315	2,931	5,086,585
Total commercial	12,991,724	121,582	243,856	47,909	13,405,072
Residential mortgage	8,203,729	434	5,975	67,574	8,277,712
Home equity	880,808	1,223	103	12,339	894,473
Other consumer	362,343	749	—	79	363,171
Total consumer	9,446,881	2,406	6,078	79,992	9,535,357
Total loans	$22,438,605	$123,988	$249,935	$127,901	$22,940,429

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2017:

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$6,015,884	$157,245	$113,778	$112,786	$6,399,693
Commercial real estate - owner occupied	723,291	14,181	41,997	22,740	802,209
Commercial and business lending	6,739,175	171,426	155,775	135,526	7,201,902
Commercial real estate - investor	3,266,389	24,845	19,291	4,729	3,315,254
Real estate construction	1,421,504	29,206	—	974	1,451,684
Commercial real estate lending	4,687,893	54,051	19,291	5,703	4,766,938
Total commercial	11,427,068	225,477	175,066	141,229	11,968,840
Residential mortgage	7,490,860	426	1,616	53,632	7,546,534
Home equity	868,958	1,137	195	13,514	883,804
Other consumer	384,990	652	—	171	385,813
Total consumer	8,744,808	2,215	1,811	67,317	8,816,151
Total loans	$20,171,876	$227,692	$176,877	$208,546	$20,784,991

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

The following table presents loans by past due status at December 31, 2018:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual (a)	Total
	($ in Thousands)
Commercial and industrial	$7,356,187	$187	$338	$311	$41,021	$7,398,044
Commercial real estate - owner occupied	913,787	2,580	119	—	3,957	920,443
Commercial and business lending	8,269,974	2,767	457	311	44,978	8,318,487
Commercial real estate - investor	3,745,835	2,954	813	—	1,952	3,751,554
Real estate construction	1,333,722	330	—	—	979	1,335,031
Commercial real estate lending	5,079,557	3,284	813	—	2,931	5,086,585
Total commercial	13,349,531	6,051	1,270	311	47,909	13,405,072
Residential mortgage	8,200,432	9,272	434	—	67,574	8,277,712
Home equity	876,085	4,826	1,223	—	12,339	894,473
Other consumer	358,970	1,401	868	1,853	79	363,171
Total consumer	9,435,487	15,499	2,525	1,853	79,992	9,535,357
Total loans	$22,785,019	$21,550	$3,795	$2,165	$127,901	$22,940,429

(a)	Of the total nonaccrual loans, $74 million, or 58%, were current with respect to payment at December 31, 2018.

The following table presents loans by past due status at December 31, 2017:

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual (a)	Total
	($ in Thousands)
Commercial and industrial	$6,286,369	$170	$101	$267	$112,786	$6,399,693
Commercial real estate - owner occupied	779,421	48	—	—	22,740	802,209
Commercial and business lending	7,065,790	218	101	267	135,526	7,201,902
Commercial real estate - investor	3,310,000	374	—	151	4,729	3,315,254
Real estate construction	1,450,459	168	83	—	974	1,451,684
Commercial real estate lending	4,760,459	542	83	151	5,703	4,766,938
Total commercial	11,826,249	760	184	418	141,229	11,968,840
Residential mortgage	7,483,350	9,186	366	—	53,632	7,546,534
Home equity	863,465	5,688	1,137	—	13,514	883,804
Other consumer	382,186	1,227	780	1,449	171	385,813
Total consumer	8,729,001	16,101	2,283	1,449	67,317	8,816,151
Total loans	$20,555,250	$16,861	$2,467	$1,867	$208,546	$20,784,991

(a)	Of the total nonaccrual loans, $135 million, or 65%, were current with respect to payment at December 31, 2017.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $5 million of purchased credit-impaired loans, at December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$40,747	$42,131	$5,721	$52,461	$1,167
Commercial real estate - owner occupied	2,080	2,087	24	2,179	104
Commercial and business lending	42,827	44,218	5,745	54,640	1,271
Commercial real estate - investor	799	805	28	827	38
Real estate construction	510	589	75	533	32
Commercial real estate lending	1,309	1,394	103	1,360	70
Total commercial	44,136	45,612	5,848	56,000	1,341
Residential mortgage	41,691	45,149	6,023	42,687	1,789
Home equity	9,601	10,539	3,312	10,209	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	52,473	56,871	9,456	54,080	2,358
Total loans	$96,609	$102,483	$15,304	$110,079	$3,699
Loans with no related allowance
Commercial and industrial	$22,406	$45,024	$—	$21,352	$(344)
Commercial real estate - owner occupied	3,772	4,823	—	3,975	—
Commercial and business lending	26,178	49,847	—	25,327	(344)
Commercial real estate - investor	1,585	2,820	—	980	68
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,585	2,820	—	980	68
Total commercial	27,763	52,667	—	26,307	(276)
Residential mortgage	8,795	9,074	—	8,790	203
Home equity	523	542	—	530	—
Other consumer	—	—	—	—	—
Total consumer	9,318	9,616	—	9,320	203
Total loans	$37,081	$62,283	$—	$35,627	$(73)
Total
Commercial and industrial	$63,153	$87,155	$5,721	$73,813	$823
Commercial real estate - owner occupied	5,852	6,910	24	6,154	104
Commercial and business lending	69,005	94,065	5,745	79,967	927
Commercial real estate - investor	2,384	3,625	28	1,807	106
Real estate construction	510	589	75	533	32
Commercial real estate lending	2,894	4,214	103	2,340	138
Total commercial	71,899	98,279	5,848	82,307	1,065
Residential mortgage	50,486	54,223	6,023	51,477	1,992
Home equity	10,124	11,081	3,312	10,739	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	61,791	66,487	9,456	63,400	2,561
Total loans (a)	$133,690	$164,766	$15,304	$145,707	$3,626

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 72% of the unpaid principal balance at December 31, 2018.

The following table presents impaired loans individually evaluated under ASC Topic 310 at December 31, 2017:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$81,649	$83,579	$10,838	$58,494	$2,629
Commercial real estate - owner occupied	23,796	23,937	2,973	12,124	736
Commercial and business lending	105,445	107,516	13,811	70,618	3,365
Commercial real estate - investor	17,823	17,862	1,597	16,924	1,694
Real estate construction	467	578	86	484	29
Commercial real estate lending	18,290	18,440	1,683	17,408	1,723
Total commercial	123,735	125,956	15,494	88,026	5,088
Residential mortgage	40,561	42,922	6,512	40,411	1,614
Home equity	10,250	10,986	3,718	10,521	549
Other consumer	1,135	1,138	122	1,140	3
Total consumer	51,946	55,046	10,352	52,072	2,166
Total loans	$175,681	$181,002	$25,846	$140,098	$7,254
Loans with no related allowance
Commercial and industrial	$60,595	$82,839	$—	$89,275	$492
Commercial real estate - owner occupied	2,438	2,829	—	1,948	36
Commercial and business lending	63,033	85,668	—	91,223	528
Commercial real estate - investor	1,295	1,295	—	—	45
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,295	1,295	—	—	45
Total commercial	64,328	86,963	—	91,223	573
Residential mortgage	6,925	7,204	—	4,999	217
Home equity	641	645	—	540	7
Other consumer	—	—	—	—	—
Total consumer	7,566	7,849	—	5,539	224
Total loans	$71,894	$94,812	$—	$96,762	$797
Total
Commercial and industrial	$142,244	$166,418	$10,838	$147,769	$3,121
Commercial real estate - owner occupied	26,234	26,766	2,973	14,072	772
Commercial and business lending	168,478	193,184	13,811	161,841	3,893
Commercial real estate - investor	19,118	19,157	1,597	16,924	1,739
Real estate construction	467	578	86	484	29
Commercial real estate lending	19,585	19,735	1,683	17,408	1,768
Total commercial	188,063	212,919	15,494	179,249	5,661
Residential mortgage	47,486	50,126	6,512	45,410	1,831
Home equity	10,891	11,631	3,718	11,061	556
Other consumer	1,135	1,138	122	1,140	3
Total consumer	59,512	62,895	10,352	57,611	2,390
Total loans (a)	$247,575	$275,814	$25,846	$236,860	$8,051

(a)	The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 80% of the unpaid principal balance at December 31, 2017.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 for the Corporation's accounting policy for troubled debt restructurings. The Corporation had a recorded investment of approximately $11 million in loans modified in troubled debt restructurings for the year ended December 31, 2018, of which approximately $3 million were in accrual status and $8 million were in nonaccrual pending a sustained period of repayment. As of December 31, 2018 there was approximately $6 million of commitments to lend additional funds to borrowers with restructured loans. The following table presents nonaccrual and performing restructured loans by loan portfolio:

	December 31, 2018		December 31, 2017		December 31, 2016
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$25,478	$249	$30,047	$1,776	$31,884	$1,276
Commercial real estate - owner occupied	2,080	—	3,989	—	5,490	2,220
Commercial real estate - investor	799	933	14,389	—	15,289	924
Real estate construction	311	198	310	157	359	150
Residential mortgage	16,036	22,279	17,068	18,991	18,100	21,906
Home equity	7,385	2,627	7,705	2,537	7,756	2,877
Other consumer	1,174	6	1,110	25	979	32
Total restructured loans	$53,263	$26,292	$74,618	$23,486	$79,857	$29,385

(a)	Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio during the years ended December 31, 2018, 2017, and 2016, respectively, and the recorded investment and unpaid principal balance as of December 31, 2018, 2017, and 2016, respectively:

	Years Ended December 31,
	2018			2017			2016
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	5	$1,315	$1,330	8	$3,991	$6,339	8	$1,509	$1,526
Commercial real estate - owner occupied	—	—	—	2	690	690	1	116	122
Commercial real estate - investor	2	1,393	1,472	—	—	—	—	—	—
Real estate construction	1	78	80	—	—	—	1	65	91
Residential mortgage	41	6,977	7,210	45	4,238	4,364	63	5,535	5,792
Home equity	34	1,649	1,681	22	507	507	57	2,030	2,084
Other consumer	3	17	19	—	—	—	1	15	16
Total	86	$11,429	$11,792	77	$9,426	$11,900	131	$9,270	$9,631

(a)	Represents post-modification outstanding recorded investment.

(b)	Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2018, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the year ended December 31, 2018, 2017, and 2016, respectively, as well as the recorded investment in these restructured loans as of December 31, 2018, 2017, and 2016, respectively:

	Years Ended December 31,
	2018		2017		2016
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	3	$—	2	$—	—	$—
Residential mortgage	20	3,553	36	3,137	44	4,102
Home equity	32	1,688	27	735	23	457
Other consumer	—	—	1	7	1	15
Total	55	$5,241	66	$3,879	68	$4,574

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
A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2018, is as follows:

	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
	($ in Thousands)
December 31, 2017	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Charge offs	(30,837)	(1,363)	(7,914)	(298)	(1,627)	(3,236)	(5,261)	(50,536)
Recoveries	13,714	639	668	446	1,271	2,628	812	20,179
Net charge offs	(17,123)	(724)	(7,246)	149	(355)	(608)	(4,448)	(30,358)
Provision for loan losses	2,890	(373)	7,031	(6,279)	(3,657)	(2,252)	5,138	2,500
December 31, 2018	$108,835	$9,255	$40,844	$28,240	$25,595	$19,266	$5,988	$238,023
Allowance for loan losses
Individually evaluated for impairment	$5,721	$24	$28	$75	$6,023	$3,312	$121	$15,304
Collectively evaluated for impairment	103,114	9,231	40,816	28,165	19,572	15,954	5,867	222,719
Acquired and accounted for under ASC 310-30(a)	—	—	—	—	—	—	—	—
Total allowance for loan losses	$108,835	$9,255	$40,844	$28,240	$25,595	$19,266	$5,988	$238,023
Loans
Individually evaluated for impairment	$63,153	$5,852	$2,384	$510	$50,486	$10,124	$1,181	$133,690
Collectively evaluated for impairment	7,331,898	913,708	3,748,883	1,334,500	8,226,642	884,266	361,990	22,801,887
Acquired and accounted for under ASC 310-30(a)	2,994	883	287	21	584	83	—	4,853
Total loans	$7,398,044	$920,443	$3,751,554	$1,335,031	$8,277,712	$894,473	$363,171	$22,940,429
(a) Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2017, is as follows:

	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
	($ in Thousands)
December 31, 2016	$140,126	$14,034	$45,285	$26,932	$27,046	$20,364	$4,548	$278,335
Charge offs	(44,533)	(344)	(991)	(604)	(2,611)	(2,724)	(4,439)	(56,246)
Recoveries	11,465	173	242	74	927	3,194	716	16,791
Net charge offs	(33,068)	(171)	(749)	(530)	(1,684)	470	(3,723)	(39,455)
Provision for loan losses	16,010	(3,511)	(3,477)	7,968	4,245	1,292	4,473	27,000
December 31, 2017	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Allowance for loan losses
Individually evaluated for impairment	$10,838	$2,973	$1,597	$86	$6,512	$3,718	$122	$25,846
Collectively evaluated for impairment	112,230	7,379	39,462	34,284	23,095	18,408	5,176	240,034
Total allowance for loan losses	$123,068	$10,352	$41,059	$34,370	$29,607	$22,126	$5,298	$265,880
Loans
Individually evaluated for impairment	$142,244	$26,234	$19,118	$467	$47,486	$10,891	$1,135	$247,575
Collectively evaluated for impairment	6,257,449	775,975	3,296,136	1,451,217	7,499,048	872,913	384,678	20,537,416
Total loans	$6,399,693	$802,209	$3,315,254	$1,451,684	$7,546,534	$883,804	$385,813	$20,784,991

The allowance related to the oil and gas portfolio was $12 million at December 31, 2018 and represented 1.62% of total oil and gas loans.

	Year Ended December 31, 2018	Year Ended December 31, 2017
	($ in Millions)
Balance at beginning of period	$27	$38
Charge offs	(24)	(25)
Recoveries	6	—
Net Charge offs	(17)	(25)
Provision for loan losses	2	14
Balance at end of period	$12	$27
Allowance for loan losses
Individually evaluated for impairment	$—	$5
Collectively evaluated for impairment	12	22
Total allowance for loan losses	$12	$27
Loans
Individually evaluated for impairment	$22	$77
Collectively evaluated for impairment	725	523
Total loans	$747	$600

The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 15 for additional information on the allowance for unfunded commitments and see Note 1 for the Corporation's accounting policy for allowance for unfunded commitments. A summary of the changes in the allowance for unfunded commitments was as follows:

	Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Allowance for Unfunded Commitments
Balance at beginning of period	$24,400	$25,400	$24,400
Provision for unfunded commitments	(2,500)	(1,000)	1,000
Amount recorded at acquisition	2,436	—	—
Balance at end of period	$24,336	$24,400	$25,400

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
Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the years ended December 31, 2018, and 2017 respectively:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	($ in Thousands)
Changes in Accretable Yield
Balance at beginning of period	$—	$—
Purchases	4,853	—
Accretion	(4,954)	—
Net reclassification from non-accretable yield	1,605	—
Other(a)	(22)	—
Balance at end of period	$1,482	$—

(a)	Primarily includes charge offs which are accounted for under ASC Subtopic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."
For loans acquired, the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors.
At December 31, 2018, the Corporation had a total of approximately $20 million in net unaccreted purchase discount, of which approximately $18 million was related to performing loans and approximately $2 million was related to the Corporation's purchased credit-impaired loans.

Note 5 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 1 for the Corporation’s accounting policy for goodwill and other intangible assets.
The Corporation conducted its most recent annual impairment testing in May 2018, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2018 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2018, 2017, or 2016.
At December 31, 2018, the Corporation had goodwill of $1.2 billion, compared to $976 million at December 31, 2017. Goodwill increased $175 million related to the Bank Mutual acquisition, $10 million related to the acquisition of Diversified, and $7 million related to the acquisition of Anderson. See Note 2 for additional information on the Corporation's acquisitions.
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

	2018	2017	2016
	($ in Thousands)
Core deposit intangibles
Gross carrying amount	$58,100	$4,385	$4,385
Accumulated amortization	(5,326)	(4,385)	(4,273)
Net book value	$52,774	$—	$112
Additions during the period	$58,100	$—	$—
Amortization during the year	$5,326	$112	$281
Other intangibles
Gross carrying amount	$44,931	$34,572	$32,410
Reductions due to sale	(43)	—	—
Accumulated amortization	(21,825)	(18,992)	(17,145)
Net book value	$23,062	$15,580	$15,265
Additions during the period	$10,359	$2,162	$1,012
Amortization during the year	$2,833	$1,847	$1,812

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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance is as follows:

	2018	2017	2016
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$59,168	$62,085	$62,150
Additions from acquisition	8,136	—	—
Additions	10,722	7,167	12,262
Amortization	(9,594)	(10,084)	(12,327)
Mortgage servicing rights at end of year	$68,433	$59,168	$62,085
Valuation allowance at beginning of year	(784)	(609)	(809)
(Additions) recoveries, net	545	(175)	200
Valuation allowance at end of year	(239)	(784)	(609)
Mortgage servicing rights, net	$68,193	$58,384	$61,476
Fair value of mortgage servicing rights	$81,012	$64,387	$73,149
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,600,983	$7,646,846	$7,974,742
Mortgage servicing rights, net to servicing portfolio	0.79%	0.76%	0.77%
Mortgage servicing rights expense (a)	$9,049	$10,259	$12,127

(a)
Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2018. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Year ending December 31,
2019	$5,810	$2,824	$9,666
2020	5,810	2,707	10,355
2021	5,810	2,682	8,951
2022	5,810	2,659	7,694
2023	5,810	2,640	6,580
Beyond 2023	23,724	9,551	25,187
Total Estimated Amortization Expense	$52,774	$23,062	$68,433

Note 6 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31 is as follows:

		2018			2017
($ in Thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$67,737	$—	$67,737	$59,257
Land improvements	3 – 15 years	14,730	7,518	7,212	6,313
Buildings and improvements	5 – 39 years	363,000	150,464	212,536	198,431
Computers	3 – 5 years	45,768	33,375	12,392	11,078
Furniture, fixtures and other equipment	3 – 15 years	168,567	118,676	49,891	42,049
Leasehold improvements	3 – 15 years	34,248	20,791	13,457	13,835
Total premises and equipment		$694,050	$330,824	$363,225	$330,963

Depreciation and amortization of premises and equipment totaled $34 million in 2018, $32 million in 2017, and $32 million in 2016.
During 2018, the Corporation acquired properties as a result of the Bank Mutual acquisition. Upon conversion, several Associated Bank and Bank Mutual properties were moved to OREO as a result of branch consolidations. The majority of these properties were sold prior to year-end.
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

($ in Thousands)	Payments	Receipts
2019	$10,235	$2,963
2020	10,107	3,030
2021	9,500	2,860
2022	7,084	1,875
2023	5,183	1,260
Thereafter	22,622	7,806
Total	$64,732	$19,794

Total rental expense under leases, net of lease income, totaled $10 million in 2018, $6 million in 2017, and $8 million in 2016, respectively. The increase of rental expense was primarily driven by lease breakage costs totaling $5 million in 2018 primarily driven by the consolidation of Associated Bank and Bank Mutual branches resulting from the Bank Mutual acquisition.

Note 7 Deposits
The distribution of deposits at December 31 is as follows:

	2018	2017
	($ in Thousands)
Noninterest-bearing demand	$5,698,530	$5,478,416
Savings	2,012,841	1,524,992
Interest-bearing demand	5,336,952	4,603,157
Money market	9,033,669	8,830,328
Brokered CDs	192,234	18,609
Other time	2,623,167	2,330,460
Total deposits	$24,897,393	$22,785,962

Time deposits of $100,000 or more was $1.4 billion for both December 31, 2018 and 2017, respectively. Time deposits of $250,000 or more were $924 million and $1.1 billion at December 31, 2018 and 2017, respectively.
Aggregate annual maturities of all time deposits at December 31, 2018, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)
2019	$1,952,008
2020	561,758
2021	176,491
2022	67,738
2023	52,576
Thereafter	4,830
Total	$2,815,401

Note 8 Short- and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

	December 31, 2018	December 31, 2017
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$19,710	$141,950
Securities sold under agreements to repurchase	91,941	182,865
Federal funds purchased and securities sold under agreements to repurchase	111,651	324,815
Commercial paper	45,423	67,467
Total short-term funding	$157,074	$392,282
Long-Term Funding
Senior notes, at par	$550,000	$250,000
Subordinated notes, at par	250,000	250,000
Other long-term funding and capitalized costs	(4,389)	(2,718)
Total long-term funding	795,611	497,282
Total short and long-term funding, excluding FHLB advances	$952,685	$889,564
FHLB Advances
Short-term FHLB advances	$900,000	$284,000
Long-term FHLB advances	2,674,371	2,900,168
Total FHLB advances	$3,574,371	$3,184,168
Total short and long-term funding	$4,527,056	$4,073,732

Securities Sold Under Agreements to Repurchase ("Repurchase Agreements")
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. The obligation to repurchase the securities is reflected as a liability on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). See Note 14 for additional disclosures on balance sheet offsetting.

The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of December 31, 2018, the Corporation pledged agency mortgage-related securities with a fair value of $194 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
	($ in Thousands)
December 31, 2018
Repurchase agreements
Agency mortgage-related securities	$91,941	$—	$—	$—	$91,941
Total	$91,941	$—	$—	$—	$91,941
December 31, 2017
Repurchase agreements
Agency mortgage-related securities	$182,865	$—	$—	$—	$182,865
Total	$182,865	$—	$—	$—	$182,865

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
FHLB Advances
At December 31, 2018, the Corporation had $3.6 billion of FHLB advances, up $390 million from December 31, 2017.
As of December 31, 2018, the Corporation had $2.6 billion of long-term putable FHLB advances with a one-time option where the FHLB can call the advance prior to the contractual maturity. The contractual weighted average life to the put date of these advances was 0.9 years, with put dates ranging from 2019 through 2020. The weighted average life to contractual maturity on these advances was 7.6 years, with those dates ranging from 2023 through 2028. As of December 31, 2018, it is anticipated that all of these advances will be called by the FHLB on their put date.
Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate). At December 31, 2018, the Corporation had $7.1 billion of total collateral capacity supported by residential mortgage and home equity loans.

The original contractual maturity or next put date of the Corporation's FHLB advances as of December 31, 2018 and December 31, 2017 are presented in the following table:

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Contractual Coupon Rate	Amount	Weighted Average Contractual Coupon Rate
	($ in Thousands)
Maturity or put date 1 year or less	$2,262,584	2.06%	$2,434,000	1.26%
After 1 but within 2	1,285,039	2.39%	750,013	1.23%
After 2 but within 3	14,393	2.98%	155	4.91%
After 3 years	12,354	4.55%	—	—%
FHLB advances and overall rate	$3,574,371	2.19%	$3,184,168	1.26%

The table below summarizes the maturities of the Corporation’s long-term funding, including long-term FHLB advances, at December 31, 2018:

Year	($ in Thousands)
2019	$1,612,265
2020	1,285,039
2021	312,047
2022	6,023
2023	2,665
Thereafter	251,943
Total long-term funding	$3,469,982
Note 9 Stockholders' Equity
Preferred Equity: In June 2015, the Corporation issued 2.6 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share (the “Series C Preferred Stock”). Dividends on the Series C Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 6.125%. Shares of the Series C Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series C Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series C Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on June 15, 2020, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series C Preferred Stock does not have any voting rights.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of the Corporation's Series C Preferred Stock. As of December 31, 2018, $10 million remained available under this repurchase authorization.
In September 2016, the Corporation issued 4.0 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share (the “Series D Preferred Stock”). Dividends on the Series D Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 5.375%. Shares of the Series D Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series D Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series D Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on September 15, 2021, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series D Preferred Stock does not have any voting rights.

On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of the Corporation's Series D Preferred Stock. During 2018, the Corporation repurchased $537,057, or approximately 22,000 depositary shares. As of December 31, 2018, $14 million remained available under this repurchase authorization.
In September 2018, the Corporation issued 4.0 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share (the “Series E Preferred Stock”). Dividends on the Series E Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 5.875%. Shares of the Series E Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series E Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series E Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on December 15, 2023, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.
Common Stock Warrants: In November 2008, under the Capital Purchase Program, the Corporation issued to the U.S. Department of the Treasury warrants to purchase approximately 4.0 million shares of common stock. The warrants had a term of 10 years and were exercisable at any time, in whole or in part, at an exercise price of $19.77 per share (subject to certain anti-dilution adjustments). On December 6, 2011, the U.S. Treasury closed an underwritten secondary public offering of the warrants. The Corporation received no proceeds from the public offering. During 2018, all but 12,507 of the 4.0 million warrants were exercised at an exercise price of $19.77. The warrants were converted to approximately 1.1 million shares of common stock. The 12,507 unexercised warrants expired on November 21, 2018.
Subsidiary Equity: At December 31, 2018, subsidiary equity equaled $3.8 billion. See Note 18 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: The Board of Directors authorized the repurchase of common stock during 2015. On April 24, 2018, the Board of Directors authorized the repurchase of up to $100 million of the Corporation's common stock. In addition, on September 18, 2018, the Board of Directors authorized the repurchase of up to $200 million of the Corporation's common stock. During 2018, the Corporation repurchased the remaining $51 million under the 2015 Board authorization and all $100 million from the April 2018 Board authorization. During 2018, the Corporation repurchased 9.5 million shares for $240 million (or an average cost per common share of $25.29), of which, 8.1 million shares for $206 million went back into treasury stock while the remaining 1.4 million shares for $33 million (or an average cost per common share of $24.38) were returned to authorized but unissued shares. During 2017, the Corporation repurchased approximately 1.6 million shares for $37 million (or an average cost per common share of $23.59), all of which were returned to authorized but unissued shares.
The Corporation also repurchased shares for minimum tax withholding settlements on equity compensation totaling approximately $7 million (292,070 shares at an average cost per common share of $24.47) during 2018 compared to approximately $9 million (370,416 shares at an average cost per common share of $25.08) during 2017.
As of December 31, 2018, approximately $111 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 21 for a summary of the components of accumulated other comprehensive income (loss).
Note 10 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2017, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2017 Incentive Compensation Plan (“2017 Plan”). All remaining shares available for grant under the 2013 Incentive Compensation Plan were rolled into the 2017 Plan. As of December 31, 2018, approximately 11.6 million shares remained available for grant under the 2017 Plan.

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
The 2017 Plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of those colleagues whose retirement meets the early retirement or normal retirement definitions under the 2017 Plan (“retirement eligible colleagues”). See Note 1 for the Corporation’s accounting policy for stock based compensation.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2018, 2017, and 2016:

	2018	2017	2016
Dividend yield	2.50%	2.00%	2.50%
Risk-free interest rate	2.60%	2.00%	2.00%
Weighted average expected volatility	22.00%	25.00%	25.00%
Weighted average expected life	5.75 years	5.5 years	5.5 years
Weighted average per share fair value of options	$4.47	$5.30	$3.36

A summary of the Corporation’s stock option activity for the year ended December 31, 2018 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	5,118,687	$18.02	6.48	$38,028
Granted	938,740	24.50
Assumed from Bank Mutual acquisition	370,051	14.35
Exercised	(1,031,875)	16.45
Forfeited or expired	(114,695)	23.88
Outstanding at December 31, 2018	5,280,908	$19.09	6.18	$12,392
Options exercisable at December 31, 2018	3,187,894	$16.93	4.92	$10,796

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2018, 2017, and 2016 the intrinsic value of stock options exercised was $10 million, $13 million, and $9 million, respectively. The total fair value of stock options that vested was $4 million, $4 million, and $3 million, respectively, for the years ended December 31, 2018, 2017, and 2016. For the years ended December 31, 2018, 2017, and 2016, the Corporation recognized compensation expense of $4 million for each of the three years, for the vesting of stock options. Included in compensation expense for 2018 was less than $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At December 31, 2018, the Corporation had $4 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter 2022.
The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2018:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	2,026,071	$19.68
Granted	615,484	24.60
Vested	(587,775)	18.44
Forfeited	(60,948)	22.36
Outstanding at December 31, 2018	1,992,832	$21.92
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Expense for restricted stock awards of approximately $13 million was recorded for year ended December 31, 2018 and $18 million for both the years ended December 31, 2017 and 2016, respectively. Included in compensation expense for 2018 was approximately $1 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $18 million of unrecognized compensation costs related to restricted stock awards at December 31, 2018, that is expected to be recognized over the remaining requisite service periods that extend predominantly through first quarter 2022. The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards.
The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards. As described in Note 9, of the notes to consolidated financial statements, the Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and the receipt of any necessary regulatory approvals. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

Note 11 Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan ("Retirement Account Plan") covering substantially all employees who meet participation requirements. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the Retirement Account Plan after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the Retirement Account Plan after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.
Bank Mutual was acquired on February 1, 2018. The Bank Mutual Pension Plan was merged into the Retirement Account Plan on December 31, 2018. Bank Mutual's Postretirement Plan was merged into the Corporation's Postretirement Plan during the first quarter of 2018. The reported figures for both the Retirement Account Plan and Postretirement Plan only include 11 months of Bank Mutual expense due to the timing of the Bank Mutual acquisition. See Note 2 Acquisitions for additional information on the Bank Mutual acquisition.
The funded status and amounts recognized in the 2018 and 2017 consolidated balance sheets, as measured on December 31, 2018 and 2017, respectively, for the Retirement Account Plan and Postretirement Plan were as follows:

	Retirement Account Plan	Bank Mutual Pension	Postretirement Plan	Retirement Account Plan	Postretirement Plan
($ in Thousands)	2018	2018	2018	2017	2017
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$331,609	N/A	$—	$295,718	$—
Fair value of Bank Mutual plan assets at February 1, 2018	N/A	59,445	—	N/A	N/A
Actual return on plan assets	(14,609)	(1,665)	—	41,490	—
Employer contributions	4,340	37,537	292	6,242	235
Gross benefits paid	(10,582)	(15,513)	(292)	(11,841)	(235)
Bank Mutual plan assets transferred at December 31, 2018	79,805	(79,805)	—	N/A	N/A
Fair value of plan assets at end of year (a)	$390,564	$—	$—	$331,609	$—
Change in Benefit Obligation
Net benefit obligation at beginning of year	$186,423	N/A	$2,478	$176,825	$2,403
Net Bank Mutual benefit obligation at February 1, 2018	N/A	66,364	576	N/A	N/A
Service cost	7,540	—	—	6,955	—
Interest cost	6,727	2,398	108	7,121	101
Actuarial (gain) loss	(8,000)	(1,701)	(347)	7,363	209
Gross benefits paid	(10,582)	(2,644)	(292)	(11,841)	(235)
Lump sums paid	—	(12,868)	—	—	—
Bank Mutual benefit obligations transferred at December 31, 2018	51,549	(51,549)	—	N/A	N/A
Net benefit obligation at end of year (a)	$233,658	$—	$2,523	$186,423	$2,478
Funded (unfunded) status	$156,906	$—	$(2,523)	$145,186	$(2,478)
Noncurrent assets	156,906	—	—	145,186	—
Current liabilities	—	—	(219)	—	(233)
Noncurrent liabilities	—	—	(2,304)	—	(2,245)
Asset (Liability) Recognized in the Consolidated Balance Sheets	$156,906	$—	$(2,523)	$145,186	$(2,478)

(a)	The fair value of the plan assets represented 167% and 178% of the net benefit obligation of the pension plan at December 31, 2018 and 2017, respectively.

Amounts recognized in accumulated other comprehensive (income) loss, net of tax, as of December 31, 2018 and 2017 follow:

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
($ in Thousands)	2018	2018	2017	2017
Prior service cost	$(303)	$(588)	$(295)	$(531)
Net actuarial loss	50,238	(17)	24,926	205
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive (income) loss	$49,935	$(605)	$24,631	$(326)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (“OCI”), net of tax, in 2018 and 2017 were as follows:

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
($ in Thousands)	2018	2018	2017	2017
Net actuarial gain (loss)	$(28,959)	$347	$14,482	$(209)
Amortization of prior service cost	(73)	(75)	(73)	(75)
Amortization of actuarial loss (gain)	2,195	8	2,278	4
Adjustment for adoption of ASU 2018-02	(5,235)	—	—	—
Income tax (expense) benefit	6,838	(71)	(6,219)	107
Total Recognized in OCI	$(25,234)	$209	$10,468	$(173)

The components of net pension cost for the Retirement Account Plan for 2018, 2017, and 2016 were as follows:

	Retirement Account Plan	Retirement Account Plan	Retirement Account Plan
($ in Thousands)	2018	2017	2016
Service cost	$7,540	$6,955	$6,780
Interest cost	9,125	7,121	7,121
Expected return on plan assets	(23,195)	(19,646)	(20,287)
Amortization of prior service cost	(73)	(73)	(73)
Amortization of actuarial loss (gain)	2,195	2,278	2,115
Recognized settlement loss (gain)	809	—	—
Total net periodic pension cost	$(3,600)	$(3,365)	$(4,344)

The components of net periodic benefit cost for the Postretirement Plan for 2018, 2017, and 2016 were as follows:

	Postretirement Plan	Postretirement Plan	Postretirement Plan
($ in Thousands)	2018	2017	2016
Interest cost	$108	$101	$142
Amortization of prior service cost	(75)	(75)	—
Amortization of actuarial loss (gain)	8	4	—
Total net periodic benefit cost	$41	$30	$142

The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item "other" of noninterest expense in the Consolidated Statements of Income.
As of December 31, 2018, the estimated actuarial losses and prior service cost that will be amortized during 2019 from accumulated other comprehensive income into net periodic pension cost for the Retirement Account Plan includes expense of approximately $260,000 for actuarial losses and income of approximately $75,000 for the prior service cost. For the Postretirement Plan, the estimated actuarial losses and prior service cost that will be amortized during 2019 from accumulated other comprehensive income into net periodic benefit cost includes income of approximately $75,000 for the prior service cost while the actuarial gain income is estimated to be negligible.

	Retirement Account Plan	Postretirement Plan	Retirement Account Plan	Postretirement Plan
	2018	2018	2017	2017
Weighted average assumptions used to determine benefit obligations
Discount rate	4.30%	4.30%	3.70%	3.70%
Rate of increase in compensation levels	3.00%	N/A	3.00%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate(a)	3.77%	3.77%	4.10%	4.10%
Rate of increase in compensation levels	3.00%	N/A	4.00%	N/A
Expected long-term rate of return on plan assets(b)	5.93%	N/A	6.50%	N/A
(a) Weighted average of the 2018 fiscal year discount rate assumption for the Retirement Account Plan was 3.70% and the Bank Mutual Pension Plan was 4.00%
(b) Weighted average of the 2018 fiscal year expected return on asset assumption for the Retirement Account Plan was 6.00% and the Bank Mutual Pension Plan was 5.50%

The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the Retirement Account Plan’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rate of return for the Retirement Account Plan assets was (3.69)% and 14.60% for 2018 and 2017, respectively.
The Retirement Account Plan’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the Retirement Account Plan is to maximize total return with a tolerance for average risk. The Retirement Account Plan has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, other cash equivalents 0 to 10%, and alternative securities 0 to 15%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the Retirement Account Plan as of the December 31, 2018 and 2017 measurement dates, respectively, by asset category were as follows:

Asset Category	2018	2017
Equity securities	49%	60%
Fixed-income securities	34%	37%
Group annuity contracts	12%	—%
Alternative securities	3%	—%
Other	2%	3%
Total	100%	100%

The Retirement Account Plan assets include cash equivalents, such as money market accounts, mutual funds, common / collective trust funds (which include investments in equity and bond securities), and a group annuity contract. Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices, investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn, and the group annuity contract is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations and considering the credit worthiness of the issuer. The group annuity contract was obtained as part of the Bank Mutual Pension Plan that was acquired on February 1, 2018 and merged into the Retirement Account Plan on December 31, 2018.

Based on these inputs, the following table summarizes the fair value of the Retirement Account Plan’s investments as of December 31, 2018 and 2017:

		Fair Value Measurements Using
($ in Thousands)	December 31, 2018	Level 1	Level 2	Level 3
Retirement Account Plan Investments
Money market account	$7,159	$7,159	$—	$—
Common /collective trust funds	138,020	138,020	—	—
Mutual funds	198,120	198,120	—	—
Group annuity contracts	47,265	—	—	47,265
Total Retirement Account Plan Investments	$390,564	$343,299	$—	$47,265
		Fair Value Measurements Using
($ in Thousands)	December 31, 2017	Level 1	Level 2	Level 3
Retirement Account Plan Investments
Money market account	$9,577	$9,577	$—	$—
Common /collective trust funds	133,210	133,210	—	—
Mutual funds	188,823	188,823	—	—
Total Retirement Account Plan Investments	$331,610	$331,610	$—	$—

The following presents a summary of the changes in the fair value of the Retirement Account Plan's Level 3 asset during the periods indicated. As noted above, the Corporation's Level 3 asset consists entirely of a group annuity contract issued by a life insurance company.

Fair Value Reconciliation of Level 3 Retirement Account Plan Investments	2018	2017
Fair value of group annuity contract at February 1, 2018 (date of Bank Mutual acquisition)	$49,191	N/A
Actual return on plan assets	565	N/A
Benefits paid	(2,491)	N/A
Fair value of group annuity contract at December 31, 2018	$47,265	N/A

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its Retirement Account Plan. The Corporation made contributions of $38 million to the Bank Mutual Pension Plan and $4 million to the Retirement Account Plan during 2018, with the plans merging on December 31, 2018. The Corporation made contributions of $6 million to the Retirement Account Plan in 2017.
The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the Retirement Account and Postretirement Plans at December 31, 2018, reflecting expected future services, were as follows:

($ in Thousands)	Retirement Account Plan	Postretirement Plan
Estimated future benefit payments
2019	$18,774	$224
2020	19,265	220
2021	19,161	216
2022	20,210	211
2023	20,086	206
2024-2028	89,992	925

The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. The health care trend rate assumption for pre-65 coverage is an increase of 7% for 2018, with the rate of increase decreasing 0.25% to 0.50% in each succeeding year, to an ultimate rate of 5% for 2024 and future years. The actual change in 2018 health care premium rates for post-65 coverage was a decrease of 5.1%. The health care trend rate assumption for post-65 coverage is an increase of 6% in 2019 with the rate of increase decreasing 0.25% in each succeeding year, to an ultimate rate of 5% for 2023 and future years.
A one percentage point change in the assumed health care cost trend rate would have the following effect:

	2018		2017
($ in Thousands)	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
Effect on total of service and interest cost	$7	$(6)	$7	$(6)
Effect on postretirement benefit obligation	$164	$(143)	$162	$(140)

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $16 million, $14 million, and $14 million in 2018, 2017, and 2016, respectively.

Note 12 Income Taxes
The current and deferred amounts of income tax expense were as follows:

	Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Current
Federal	$20,246	$76,525	$73,781
State	12,593	11,576	2,885
Total current	32,839	88,101	76,666
Deferred
Federal	34,941	19,755	3,338
State	12,006	1,647	7,318
Total deferred	46,947	21,402	10,656
Total income tax expense	$79,786	$109,503	$87,322

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
	($ in Thousands)
Deferred tax assets
Allowance for loan losses	$61,143	$66,377
Allowance for other losses	8,304	7,095
Accrued liabilities	3,736	3,884
Deferred compensation	24,754	20,015
Benefit of tax loss and credit carryforwards	10,126	8,438
Nonaccrual interest	1,666	1,619
Net unrealized losses on available-for-sale securities	25,731	15,968
Net unrealized losses on pension and postretirement benefits	16,640	9,928
Other	1,916	4,435
Total deferred tax assets	154,015	137,759
Valuation allowance for deferred tax assets	(251)	(269)
Total deferred tax assets after valuation allowance	$153,764	$137,490
Deferred tax liabilities
Prepaid expenses	$61,250	$49,695
Goodwill	20,178	19,144
Mortgage banking activities	17,428	10,949
Deferred loan fee income	11,892	11,467
State deferred taxes	518	2,001
Lease financing	410	535
Bank premises and equipment	18,655	5,063
Purchase accounting	12,414	5,015
Other	684	304
Total deferred tax liabilities	$143,429	$104,173
Net deferred tax assets	$10,335	$33,317

At December 31, 2018, the valuation allowance for deferred tax assets of approximately $251,000 was related to the deferred tax benefit of specific federal tax loss carryforwards of $3 million from the acquisition of Whitnell, while at December 31, 2017, the valuation allowance for deferred tax assets of approximately $269,000 was related to the deferred tax benefit of specific federal tax loss carryforwards of $3 million from the acquisition of Whitnell. The changes in the valuation allowance related to net operating losses for 2018 and 2017 were as follows:

	2018	2017
	($ in Thousands)
Valuation allowance for deferred tax assets, beginning of year	$(269)	$—
(Increase) decrease in current year	18	(269)
Valuation allowance for deferred tax assets, end of year	$(251)	$(269)

At December 31, 2018, the Corporation had state net operating loss carryforwards of $120 million (of which $56 million was acquired from various acquisitions) that will begin expiring in 2031. The Corporation acquired Bank Mutual in February 2018, which had federal and state net operating loss carryforwards at the time of acquisition of $5 million and $51 million, respectively. As a result of the change in control, Section 382 of the Internal Revenue Code places an annual limitation on the use of the subsidiary's net operating loss carryforwards. The Corporation does not believe these limitations will limit the usage of the acquired net operating losses. At December 31, 2018, the Corporation had state net operating loss carryforwards from the Bank Mutual acquisition of $42 million. Those state carryforwards, if unused, expire in calendar years 2031 through 2039. The acquisition also included AMT credit carryforwards of $1 million. The Corporation expects these credits to be refunded upon the filing of the 2018 federal income tax returns and has therefore included the credit as an income tax receivable at December 31, 2018.
The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2018	2017	2016
Federal income tax rate at statutory rate	21.0%	35.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(2.6)%	(4.1)%	(4.8)%
State income taxes (net of federal benefit)	3.7%	2.9%	2.5%
Bank owned life insurance	(0.7)%	(1.7)%	(1.7)%
Tax effect of tax credits and benefits, net of related expenses	(0.7)%	(0.7)%	(1.0)%
Tax reserve adjustments / settlements	1.5%	(1.2)%	0.3%
Net tax benefit from stock-based compensation	(0.5)%	(1.3)%	(0.4)%
Tax Act impact on deferred remeasurement	—%	3.5%	—%
Tax planning in response to the Tax Act	(3.6)%	—%	—%
FDIC premium	0.9%	—%	—%
Other	0.3%	(0.1)%	0.5%
Effective income tax rate	19.3%	32.3%	30.4%

Included in the Corporation's income tax expense as of December 31, 2018 is a tax benefit totaling $15 million relating to tax planning strategies implemented in response to the Tax Act. Also included in the Corporation's income tax expense as of December 31, 2018 is tax expense from the settlement of the Minnesota Supreme Court Case and open Minnesota Department of Revenue examinations totaling $9 million.
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2018. If income taxes had been provided, the deferred tax liability would have been approximately $25 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2015 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2018	2017
	($ in Millions)
Balance at beginning of year	$4	$10
Subtractions for tax positions related to prior years	—	(5)
Subtractions for settlements with tax authorities	(3)	(1)
Additions for tax positions related to current year	1	—
Balance at end of year	$2	$4

At December 31, 2018 and 2017, the total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $1 million and $3 million, respectively.
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line of the consolidated statements of income. Interest and penalty benefits were $1 million at both December 31, 2018 and December 31, 2017. Accrued interest and penalties were negligible at December 31, 2018 compared to $1 million at December 31, 2017. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
Note 13 Derivative and Hedging Activities
The Corporation is exposed to certain risk arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Corporation's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation's known or expected cash receipts and its known or expected cash payments principally related to the Corporation's assets.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house ("centrally cleared"), if possible. Securities are often pledged as collateral for centrally cleared interest rate swaps and derivatives. The Corporation pledged $36 million of investment securities as collateral at December 31, 2018, and pledged $24 million of investment securities as collateral at December 31, 2017. Cash is often pledged as collateral for interest rate swaps and derivatives that are not centrally cleared. At December 31, 2018, the Corporation posted $1 million cash collateral for the margin compared to $22 million at December 31, 2017.
See Note 17 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.
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
Derivatives to Accommodate Customer Needs
The Corporation also facilitates customer borrowing activity by entering into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of Capital markets, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 14 for additional information and disclosures on balance sheet offsetting.
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
Mortgage Derivatives: Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net.
Written and Purchased Options (Time Deposit): Historically, the Corporation had entered into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”), which the Corporation ceased offering in September 2013. The Power CD was a time deposit that provided the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation received a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments, which are carried at fair value on the consolidated balance sheets.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments:

	December 31, 2018			December 31, 2017
($ in Thousands)	Notional Amount	Fair Value	Balance Sheet Category	Notional Amount	Fair Value	Balance Sheet Category
Derivatives not designated as hedging instruments
Interest rate-related instruments — customer and mirror	$2,707,204	$52,796	Trading assets	$2,183,687	$28,494	Trading assets
Interest rate-related instruments — customer and mirror	2,707,204	(52,653)	Trading liabilities	2,183,687	(28,035)	Trading liabilities
Foreign currency exchange forwards	117,879	721	Trading assets	124,851	2,495	Trading assets
Foreign currency exchange forwards	69,153	(675)	Trading liabilities	118,094	(2,339)	Trading liabilities
Commodity contracts	331,727	35,426	Trading assets	457,868	38,686	Trading assets
Commodity contracts	315,861	(34,340)	Trading liabilities	457,108	(37,286)	Trading liabilities
Interest rate lock commitments (mortgage)	191,222	2,208	Other assets	222,736	1,538	Other assets
Forward commitments (mortgage)	139,984	(2,072)	Other liabilities	164,567	(313)	Other liabilities
Purchased options (time deposit)	11,185	109	Other assets	31,063	1,175	Other assets
Written options (time deposit)	11,185	(109)	Other liabilities	31,063	(1,175)	Other liabilities
Derivatives designated as hedging instruments
Interest rate products	500,000	(40)	Other liabilities	—	—	—

The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

	Line Item in the Statement of Financial Position in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	December 31, 2018
Loans and investment securities available for sale (a)	$499,498	$(502)
Total	$499,498	$(502)

(a)
These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2018, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.1 billion; the negative cumulative basis adjustments associated with these hedging relationships was approximately $502,000; and the amounts of the designated hedged items were $500 million.

The table below identifies the effect of fair value hedge accounting on the Corporation's statement of income during the twelve months ended December 31, 2018:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2018		Year Ended December 31, 2017
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded(a)	$(1,325)	$—	$—	$—
The effects of fair value and cash flow hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(502)	—	—	—
Derivatives designated as hedging instruments(a)	(823)	—	—	—

(a)	Includes net settlements on the derivatives

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's statement of income during the twelve months ended December 31, 2018:

	Income Statement Category of Gain / (Loss) Recognized in Income	For the Year Ended December 31,
($ in Thousands)		2018	2017
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(316)	$(24)
Interest rate lock commitments (mortgage)	Mortgage banking, net	670	1,332
Forward commitments (mortgage)	Mortgage banking, net	(1,759)	(3,221)
Foreign currency exchange forwards	Capital market fees, net	(110)	97
Commodity contracts	Capital market fees, net	(314)	647

Note 14 Balance Sheet Offsetting
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
The following table presents the assets and liabilities subject to an enforceable master netting arrangement. The interest and commodity agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table:

	Gross amounts of recognized assets			Gross amounts not offset in the balance sheet
($ in Thousands)		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Derivative liability available for offset	Collateral received	Net amount
Derivative assets: (a)
December 31, 2018	$65,596	$—	$65,596	$(22,873)	$(41,879)	$843
December 31, 2017	29,503	—	29,503	(16,140)	(13,234)	129

	Gross amounts of recognized liabilities			Gross amounts not offset in the balance sheet
($ in Thousands)		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Derivative asset available for offset	Collateral pledged	Net amount
Derivative liabilities (b)
December 31, 2018	$22,951	$—	$22,951	$(22,873)	$(63)	$16
December 31, 2017	37,164	—	37,164	(16,140)	(20,662)	362
(a) Includes interest and commodity instrument assets. (b) Includes interest and commodity instrument liabilities.

Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 13). The following is a summary of lending-related commitments:

	2018	2017
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale (a) (b)	$8,720,293	$8,027,187
Commercial letters of credit (a)	7,599	11,886
Standby letters of credit (c)	255,904	235,361

(a)
These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at December 31, 2018 and 2017.

(b)	Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 13.

(c)	The Corporation has established a liability of $2 million at both December 31, 2018 and December 31, 2017, respectively, as an estimate of the fair value of these financial instruments.

Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $24 million at both December 31, 2018 and December 31, 2017, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy on the allowance for unfunded commitments. See Note 4 for additional information on the allowance for unfunded commitments.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at December 31, 2018, was $136 million, compared to $147 million at December 31, 2017, included in investment in unconsolidated subsidiaries on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $17 million, $8 million, and $3 million during the years ended December 31, 2018, 2017, and 2016, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $132 million at December 31, 2018 and $141 million at December 31, 2017.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects is recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $51 million and $93 million at December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018 and 2017, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments at December 31, 2018, was $25 million, compared to $23 million at December 31, 2017, included in investment in unconsolidated subsidiaries on the consolidated balance sheets.
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
A lawsuit, R.J. ZAYED v. Associated Bank, N.A., was filed in the United States District Court for the District of Minnesota on January 29, 2013. The lawsuit relates to a Ponzi scheme perpetrated by Oxford Global Partners and related entities (“Oxford”) and individuals and was brought by the receiver for Oxford. Oxford was a depository customer of the Bank. The lawsuit claimed that the Bank is liable for failing to uncover the Oxford Ponzi scheme, and specifically alleges the Bank aided and abetted (1) the fraudulent scheme; (2) a breach of fiduciary duty; (3) conversion; and (4) false representations and omissions. The lawsuit sought unspecified consequential and punitive damages. The District Court granted the Bank’s motion to dismiss the complaint on September 30, 2013. On March 2, 2015, the U.S. Court of Appeals for the Eighth Circuit reversed the District Court and remanded the case back to the District Court for further proceedings. On January 31, 2017, the District Court granted the Bank’s motion for summary judgment. The receiver appealed the District Court’s summary judgment decision to the Eighth Circuit Court of Appeals. On January 10, 2019, the Eighth Circuit Court of Appeals affirmed the decision of the Circuit Court. As a result, and pursuant to a settlement agreement approved by the District Court on January 23, 2018, this matter was fully and finally resolved without any material impact on the Bank.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $2 million and $1 million during the years ended December 31, 2018 and 2017, respectively. The loss reimbursement and settlement claims paid for the years ended December 31, 2018 and 2017, respectively, were negligible. Make whole requests during 2017 and 2018 generally arose from loans sold during the period of January 1, 2012 to December 31, 2018, which totaled $11.1 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2018, approximately $7.3 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve for the years ended as follows:

	2018	2017
	($ in Thousands)
Balance at beginning of year	$987	$900
Repurchase provision expense	345	246
Adjustments to provision expense	(450)	—
Charge offs, net	(218)	(159)
Amount recorded at acquisition	88	—
Balance at end of year	$752	$987

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2018 and December 31, 2017, there were approximately $47 million and $44 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2018 and December 31, 2017, there were $57 million and $73 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

Note 16 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
BALANCE SHEETS

	December 31,
	2018	2017
	($ in Thousands)
Assets
Cash and due from banks	$16,245	$25,544
Interest-bearing deposits in other financial institutions	38,374	121,333
Investment securities available for sale, at fair value	—	11,645
Notes and interest receivable from subsidiaries	453,615	301,378
Investments in and receivable due from subsidiaries	3,787,574	3,320,090
Other assets	47,448	51,466
Total assets	$4,343,256	$3,831,456
Liabilities and Stockholders' Equity
Commercial paper	$45,423	$67,467
Senior notes, at par	250,000	250,000
Subordinated notes, at par	250,000	250,000
Long-term funding capitalized costs	(2,043)	(2,718)
Total long-term funding	497,957	497,282
Accrued expenses and other liabilities	18,988	29,264
Total liabilities	562,368	594,013
Preferred equity	256,716	159,929
Common equity	3,524,171	3,077,514
Total stockholders’ equity	3,780,888	3,237,443
Total liabilities and stockholders’ equity	$4,343,256	$3,831,456

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Income
Dividends from subsidiaries	$336,000	$213,000	$188,000
Interest income on notes receivable from subsidiaries	12,199	4,175	—
Other income	994	1,763	4,669
Total income	349,193	218,938	192,669
Expense
Interest expense on short and long-term funding	18,355	18,464	21,901
Other expense	11,736	6,927	4,289
Total expense	30,091	25,391	26,190
Income before income tax expense and equity in undistributed net income of subsidiaries	319,102	193,547	166,479
Income tax expense	4,176	4,768	3,468
Income before equity in undistributed net income of subsidiaries	314,926	188,779	163,011
Equity in undistributed net income of subsidiaries	18,636	40,485	37,263
Net income	333,562	229,264	200,274
Preferred stock dividends	10,784	9,347	8,903
Net income available to common equity	$322,779	$219,917	$191,371

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Cash Flows from Operating Activities
Net income	$333,562	$229,264	$200,274
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	(18,636)	(40,485)	(37,263)
(Gain) loss on sales of investment securities, net of impairment write-downs	—	—	(466)
(Gain) loss on sales of assets, net	—	(88)	(793)
Net change in other assets and other liabilities	(92,366)	(9,589)	19,708
Net cash provided by operating activities	222,562	179,102	181,460
Cash Flows from Investing Activities
Proceeds from sales of investment securities	827	2,618	47,719
Net increase in notes receivable from subsidiaries	(139,317)	(300,000)	—
Net (increase) decrease in loans	2,210	1,058	2,211
Net cash provided by (used in) investing activities	(136,280)	(296,324)	49,930
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	(22,044)	(34,221)	33,710
Repayment of long-term funding	—	—	(430,000)
Proceeds from issuance of common stock for stock-based compensation plans	18,408	27,619	21,748
Proceeds from issuance of preferred stock	97,315	—	97,066
Redemption of preferred stock	—	—	(58,903)
Purchase of preferred stock	(537)	—	(1,248)
Common stock warrants exercised	(1)	—	—
Purchase of common stock returned to authorized but unissued	(33,075)	(37,031)	(20,007)
Issuance of Treasury Stock for Acquisition	91,296	—	—
Purchase of treasury stock	(213,598)	(9,290)	(5,074)
Cash dividends on common stock	(105,519)	(76,417)	(67,855)
Cash dividends on preferred stock	(10,784)	(9,347)	(8,903)
Net cash used in financing activities	(178,540)	(138,687)	(439,466)
Net increase (decrease) in cash and cash equivalents	(92,258)	(255,909)	(208,076)
Cash and cash equivalents at beginning of year	146,877	402,786	610,862
Cash and cash equivalents at end of year	$54,619	$146,877	$402,786

Note 17 Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment Securities Available For Sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 1 or 2 of the fair value hierarchy. See Note 3 for additional disclosure regarding the Corporation’s investment securities.
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
Derivative Financial Instruments (Interest Rate-Related Instruments): The Corporation utilizes interest rate swaps to hedge exposure to interest rate risk and variability of fair value related to changes in the underlying interest rate of the hedged item. These hedged interest rate swaps are classified as fair value hedges. See Note 13 for additional disclosure regarding the Corporation's fair value hedges.
In addition, the Corporation offers interest rate-related instruments (swaps and caps) to service its customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 13 for additional disclosure regarding the Corporation’s interest rate-related instruments.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2018 and 2017, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Derivative Financial Instruments (Commodity Contracts):  The Corporation enters into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror commodity contracts) with third parties to manage its risk associated with these financial instruments. The valuation of the Corporation’s commodity contracts is determined using quoted prices of the underlying instruments, which are classified in Level 2 of the fair value hierarchy. See Note 13 for additional disclosures regarding the Corporation’s commodity contracts.
The Corporation also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative financial instruments for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings.
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2018 and 2017, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Hierarchy	December 31, 2018	December 31, 2017
		($ in Thousands)
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$999	$996
Residential mortgage-related securities
FNMA / FHLMC	Level 2	295,252	464,768
GNMA	Level 2	2,128,531	1,913,350
Private-label	Level 2	1,003	1,059
GNMA commercial mortgage-related securities	Level 2	1,220,797	1,513,277
FFELP asset backed securities	Level 2	297,360	145,176
Other equity securities	Level 1	1,568	1,632
Other debt securities	Level 2	3,000	3,188
Total investment securities available for sale	Level 1	2,567	2,628
Total investment securities available for sale	Level 2	3,945,943	4,040,818
Residential loans held for sale	Level 2	64,321	85,544
Commercial loans held for sale	Level 2	14,943	—
Interest rate-related instruments	Level 2	52,796	28,494
Foreign currency exchange forwards	Level 2	721	2,495
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	2,208	1,538
Commodity contracts	Level 2	35,426	38,686
Purchased options (time deposit)	Level 2	109	1,175
Liabilities
Interest rate-related instruments	Level 2	$52,653	$28,035
Foreign currency exchange forwards	Level 2	675	2,339
Forward commitments to sell residential mortgage loans	Level 3	2,072	313
Commodity contracts	Level 2	34,340	37,286
Written options (time deposit)	Level 2	109	1,175
Interest rate products (designated as hedging instruments)	Level 2	40	—

The table below presents a rollforward of the balance sheet amounts for the years ended December 31, 2018 and 2017, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

	Investment Securities Available for Sale	Derivative Financial Instruments
	($ in Thousands)
Balance December 31, 2016	$200	$3,114
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	(1,889)
Transfer out of level 3 securities (a)	(200)	—
Balance December 31, 2017	$—	$1,225
Total net gains (losses) included in income
Mortgage derivative gain (loss)	—	(1,085)
Balance December 31, 2018	$—	$140
(a) During the first quarter of 2017, the $200,000 level 3 investment security was transferred to level 2 based upon new pricing information.
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2018, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held For Sale):  The fair value is determined by the change in value from each loan's rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At December 31, 2018, the closing ratio was 84%.
Derivative Financial Instruments (Mortgage Derivative—Forward Commitments to Sell Mortgage Loans):  Mortgage derivatives include forward commitments to deliver closed-end residential mortgage loans into conforming Agency Mortgage-Backed Securities (To be Announced, "TBA") or conforming Cash Forward sales. The fair value of such instruments is determined by the difference of current market prices for such traded instruments or available from forward cash delivery commitments and the original traded price for such commitments.
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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2018, the Corporation utilized the following valuation techniques and significant unobservable inputs.
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

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Fair Value	Income Statement Category of Adjustment Recognized in Income	Adjustment Recognized in Income
December 31, 2018
Assets
Impaired loans (a)	Level 3	$26,191	Provision for credit losses (b)	$(14,521)
Other real estate owned (c)	Level 2	2,200	Foreclosure / OREO expense, net	(1,545)
Mortgage servicing rights	Level 3	81,012	Mortgage banking, net	545

December 31, 2017
Assets
Impaired loans (a)	Level 3	$92,534	Provision for credit losses (b)	$(32,159)
Other real estate owned (c)	Level 2	2,604	Foreclosure / OREO expense, net	(939)
Mortgage servicing rights	Level 3	64,387	Mortgage banking, net	(175)

(a)	Represents individually evaluated impaired loans, net of the related allowance for loan losses.

(b)	Represents provision for credit losses on individually evaluated impaired loans.

(c)
If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value, and is therefore not included in the table.

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
The table below presents information about these inputs and further discussion is found above:

December 31, 2018	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	11%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	11%
Impaired loans	Appraisals / Discounted cash flow	Collateral / Discount factor	40%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		December 31, 2018		December 31, 2017
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$507,187	$507,187	$483,666	$483,666
Interest-bearing deposits in other financial institutions	Level 1	221,226	221,226	199,702	199,702
Federal funds sold and securities purchased under agreements to resell	Level 1	148,285	148,285	32,650	32,650
Investment securities held to maturity	Level 2	2,740,511	2,710,271	2,282,853	2,283,574
Investment securities available for sale	Level 1	2,567	2,567	2,628	2,628
Investment securities available for sale	Level 2	3,945,943	3,945,943	4,040,818	4,040,818
FHLB and Federal Reserve Bank stocks	Level 2	250,534	250,534	165,331	165,331
Residential loans held for sale	Level 2	64,321	64,321	85,544	85,544
Commercial loans held for sale	Level 2	14,943	14,943	—	—
Loans, net	Level 3	22,702,406	22,317,395	20,519,111	20,314,984
Bank and corporate owned life insurance	Level 2	663,203	663,203	591,057	591,057
Derivatives (trading and other assets)	Level 2	89,052	89,052	70,850	70,850
Derivatives (trading and other assets)	Level 3	2,208	2,208	1,538	1,538
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$22,081,992	$22,081,992	$20,436,893	$20,436,893
Brokered CDs and other time deposits (a)	Level 2	2,815,401	2,815,401	2,349,069	2,349,069
Short-term funding (b)	Level 2	1,057,074	1,057,074	676,282	676,282
Long-term funding	Level 2	3,469,982	3,492,174	3,397,450	3,411,368
Standby letters of credit (c)	Level 2	2,482	2,482	2,402	2,402
Derivatives (trading and other liabilities)	Level 2	87,817	87,817	68,835	68,835
Derivatives (trading and other liabilities)	Level 3	2,072	2,072	313	313
(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The carrying amount is a reasonable estimate of fair value for existing short-term funding.
(c) The commitment on standby letters of credit was $256 million and $235 million at December 31, 2018 and 2017, respectively. See Note 15 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Note 18 Regulatory Matters
Restrictions on Cash and Due From Banks
The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $94 million at December 31, 2018.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and 2017, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.

As of December 31, 2018 and 2017, the most recent notifications from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2018 or 2017.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions (b)
	Amount	Ratio (a)	Amount	Ratio (a)		Amount	Ratio (a)
	($ in Thousands)
As of December 31 , 2018
Associated Banc-Corp
Total capital	$3,216,575	13.47%	$1,910,022	≥	8.00%
Tier 1 capital	2,705,939	11.33%	1,432,517	≥	6.00%
Common equity Tier 1 capital	2,449,721	10.26%	1,074,388	≥	4.50%
Leverage	2,705,939	8.48%	1,276,624	≥	4.00%
Associated Bank, N.A.
Total capital	$2,909,064	12.23%	$1,903,155	≥	8.00%	$2,378,944	≥	10.00%
Tier 1 capital	2,646,705	11.13%	1,427,367	≥	6.00%	1,903,155	≥	8.00%
Common equity Tier 1 capital	2,446,782	10.29%	1,070,525	≥	4.50%	1,546,314	≥	6.50%
Leverage	2,646,705	8.31%	1,274,380	≥	4.00%	1,592,976	≥	5.00%
As of December 31 , 2017
Associated Banc-Corp
Total capital	$2,848,851	13.22%	$1,723,557	≥	8.00%
Tier 1 capital	2,331,245	10.82%	1,292,668	≥	6.00%
Common equity Tier 1 capital	2,171,508	10.08%	969,501	≥	4.50%
Leverage	2,331,245	8.02%	1,162,929	≥	4.00%
Associated Bank, N.A.
Total capital	$2,625,945	12.24%	$1,716,910	≥	8.00%	$2,146,138	≥	10.00%
Tier 1 capital	2,357,354	10.98%	1,287,683	≥	6.00%	1,716,910	≥	8.00%
Common equity Tier 1 capital	2,157,354	10.05%	965,762	≥	4.50%	1,394,989	≥	6.50%
Leverage	2,357,354	8.13%	1,159,959	≥	4.00%	1,449,948	≥	5.00%

(a)
When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and has increased each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(b) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 19 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands, Except Per Share Data)
Net income	$333,562	$229,264	$200,274
Preferred stock dividends	(10,784)	(9,347)	(8,903)
Net income available to common equity	322,779	219,917	191,371
Common shareholder dividends	(104,981)	(75,967)	(67,100)
Unvested share-based payment awards	(537)	(450)	(755)
Undistributed earnings	217,260	143,500	123,516
Undistributed earnings allocated to common shareholders	216,199	142,593	122,205
Undistributed earnings allocated to unvested share-based payment awards	1,060	907	1,311
Undistributed earnings	$217,260	$143,500	$123,516
Basic
Distributed earnings to common shareholders	$104,981	$75,967	$67,100
Undistributed earnings allocated to common shareholders	216,199	142,593	122,205
Total common shareholders earnings, basic	$321,181	$218,560	$189,305
Diluted
Distributed earnings to common shareholders	$104,981	$75,967	$67,100
Undistributed earnings allocated to common shareholders	216,199	142,593	122,205
Total common shareholders earnings, diluted	$321,181	$218,560	$189,305
Weighted average common shares outstanding	$167,345	$150,877	$148,769
Effect of dilutive common stock awards	1,985	2,038	1,192
Effect of dilutive common stock warrants	402	732	—
Diluted weighted average common shares outstanding	$169,732	$153,647	$149,961
Basic earnings per common share	$1.92	$1.45	$1.27
Diluted earnings per common share	$1.89	$1.42	$1.26

Anti-dilutive common stock options of approximately 2 million at the year ended December 31, 2018 and 1 million at the years ended December 31, 2017 and 2016 were excluded from the earnings per common share calculation. Warrants to purchase approximately 4 million at the year ended December 31, 2016 were outstanding, but excluded from the calculation of diluted earnings per common shares as the effect would have been anti-dilutive.

Note 20 Segment Reporting
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
To determine financial performance of each segment, the Corporation allocates funds transfer pricing ("FTP") assignments, the provision for credit losses, certain noninterest expenses, income tax, and equity to each segment. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised, the interest rate environment evolves, and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically reviewed.
The Corporation allocates net interest income using an internal FTP methodology that charges users of funds (assets) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment, and / or re-pricing characteristics of the assets and liabilities. The net effect of this allocation is offset in the Risk Management and Shared Services segment to ensure the consolidated total reflects the Corporation's net interest income. The net FTP allocation is reflected as net intersegment interest income (expense) in the accompanying tables.
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an incurred loss model using the methodologies described in Note 1 to assess the overall appropriateness of the allowance for loan losses and the allowance for unfunded commitments. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bank-wide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses, the net tax residual is recorded in Risk Management and Shared Services. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
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
Risk Management and Shared Services: The Risk Management and Shared Services segment includes Corporate Risk Management, Credit Administration, Finance, Treasury, Operations and Technology, which are key shared functions. The segment also includes Parent Company activity, intersegment eliminations and residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long term credit charge mismatches). The earning assets within this segment include the Corporation’s investment portfolio, and capital includes both allocated and any remaining unallocated capital. In addition, the segment includes certain unallocated expenses related to Bank Mutual's shared services and operations prior to system conversion in late June 2018. All acquisition costs are included in this segment.
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Net interest income	$457,613	$360,789	$312,982
Net intersegment interest income (expense)	(56,356)	(3,737)	15,621
Segment net interest income	401,258	357,051	328,603
Noninterest income	52,321	52,297	47,776
Total revenue	453,578	409,348	376,379
Credit provision (a)	44,592	42,298	50,397
Noninterest expense	160,399	156,890	148,493
Income (loss) before income taxes	248,587	210,160	177,489
Income tax expense (benefit)	47,850	71,655	59,261
Net income	$200,737	$138,505	$118,228
Return on average allocated capital (ROCET1) (b)	16.60%	12.39%	11.04%

Average earning assets	$11,852,662	$10,820,998	$10,178,813
Average loans	11,841,818	10,811,827	10,169,300
Average deposits	8,112,430	6,938,913	5,904,238
Average allocated capital (CETI)(b)	1,209,558	1,117,761	1,070,598
Allocated goodwill	524,525	428,000	428,000

	Community, Consumer, and Business
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Net interest income	$357,245	$316,008	$306,913
Net intersegment interest income (expense)	87,737	45,353	43,639
Segment net interest income	444,982	361,361	350,551
Noninterest income	295,647	266,250	277,942
Total revenue	740,629	627,611	628,493
Credit provision(a)	20,083	20,400	24,185
Noninterest expense	542,117	490,908	502,285
Income (loss) before income taxes	178,429	116,303	102,023
Income tax expense (benefit)	37,476	40,706	35,708
Net income	$140,953	$75,597	$66,315
Return on average allocated capital (ROCET1)(b)	21.57%	12.89%	10.53%

Average earning assets	$10,336,105	$9,456,549	$9,309,028
Average loans	10,332,665	9,452,253	9,307,723
Average deposits	13,623,852	11,711,407	11,451,759
Average allocated capital (CETI)(b)	653,354	586,417	629,540
Allocated goodwill	644,498	548,238	543,951

	Risk Management and Shared Services
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Net interest income	$64,722	$64,423	$87,378
Net intersegment interest income (expense)	(31,382)	(41,615)	(59,259)
Segment net interest income	33,341	22,808	28,119
Noninterest income	7,600	14,133	27,165
Total revenue	40,941	36,941	55,284
Credit provision(a)	(64,675)	(36,698)	(4,582)
Noninterest expense(c)	119,283	61,335	51,782
Income (loss) before income taxes	(13,668)	12,304	8,084
Income tax expense (benefit)	(5,540)	(2,858)	(7,647)
Net income	$(8,128)	$15,162	$15,731
Return on average allocated capital (ROCET1)(b)	(3.19)%	1.44%	2.84%

Average earning assets	$7,861,026	$6,722,337	$6,538,820
Average loans	543,814	328,303	173,644
Average deposits	2,335,768	3,273,282	3,649,775
Average allocated capital (CETI)(b)	592,006	405,281	240,253
Allocated goodwill	—	—	—

	Consolidated Total
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Net interest income	$879,580	$741,220	$707,273
Net intersegment interest income (expense)	—	—	—
Segment net interest income	879,580	741,220	707,273
Noninterest income	355,568	332,680	352,883
Total revenue	1,235,148	1,073,900	1,060,156
Credit provision(a)	—	26,000	70,000
Noninterest expense	821,799	709,133	702,560
Income (loss) before income taxes	413,349	338,767	287,596
Income tax expense (benefit)	79,786	109,503	87,322
Net income	$333,562	$229,264	$200,274
Return on average allocated capital (ROCET1)(b)	13.15%	10.43%	9.86%

Average earning assets	$30,049,793	$26,999,884	$26,026,661
Average loans	22,718,297	20,592,383	19,650,667
Average deposits	24,072,049	21,923,602	21,005,772
Average allocated capital (CETI)(b)	2,454,919	2,109,459	1,940,391
Allocated goodwill	1,169,023	976,239	971,951

(a)	The consolidated credit provision is equal to the actual reported provision for credit losses.

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

(c)
For the year ended December 31, 2018, the Risk Management and Shared Services segment includes approximately $29 million of acquisition related costs within noninterest expense and approximately $2 million of acquisition related asset losses, net of asset gains within noninterest income.

Note 21 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2018, 2017, and 2016 respectively, including changes during the years then ended as well as any reclassifications out of accumulated other comprehensive income (loss):

	Investments Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
	($ in Thousands)
Balance, December 31, 2015	$459	$(33,075)	$(32,616)
Other comprehensive income (loss) before reclassifications	(17,900)	(6,141)	(24,041)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(9,316)	—	(9,316)
Personnel expense	—	(73)	(73)
Other expense	—	3,874	3,874
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(5,887)	—	(5,887)
Income tax (expense) benefit	12,565	815	13,380
Net other comprehensive income (loss) during period	(20,538)	(1,525)	(22,063)
Balance, December 31, 2016	$(20,079)	$(34,600)	$(54,679)
Other comprehensive income (loss) before reclassifications	(27,040)	14,273	(12,767)
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	(148)	(148)
Other expense	—	2,282	2,282
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(2,665)	—	(2,665)
Income tax (expense) benefit	11,331	(6,112)	5,219
Net other comprehensive income (loss) during period	(18,374)	10,295	(8,079)
Balance, December 31, 2017	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	(39,891)	(28,612)	(68,503)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	1,985	—	1,985
Personnel expense	—	(148)	(148)
Other expense	—	2,203	2,203
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(572)	—	(572)
Income tax (expense) benefit	9,791	6,767	16,558
Net other comprehensive income (loss) during period	(37,189)	(25,025)	(62,214)
Balance, December 31, 2018	$(75,643)	$(49,330)	$(124,972)

Note 22 Revenue Recognition

On January 1, 2018, the Corporation adopted Topic 606 using the modified retrospective method. As stated in Note 1, the implementation of the new standard had an immaterial impact to the Corporation. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606.
Revenue is recognized when obligations under the terms of a contract with the Corporation's customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation.

The following table disaggregates the Corporation's revenue by major source for the years ended December 31, 2018, 2017, and 2016:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Insurance commissions and fees	$—	$—	$—
Service charges and deposit account fees	14,981	16,006	15,378
Card-based and loan fees(a)	1,343	1,163	740
Trust and asset management fees	—	—	—
Brokerage and advisory fees	—	—	—
Other revenue	685	772	(1,096)
Noninterest Income (in-scope of Topic 606)	$17,009	$17,941	$15,022
Noninterest Income (out-of-scope of Topic 606)	35,311	34,355	32,754
Total Noninterest Income	$52,321	$52,297	$47,776

	Community, Consumer, and Business
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Insurance commissions and fees	$89,472	$81,468	$80,795
Service charges and deposit account fees	51,025	48,344	51,047
Card-based and loan fees(a)	39,883	34,695	33,765
Trust and asset management fees	54,316	50,191	46,866
Brokerage and advisory fees	28,024	19,935	16,235
Other revenue	9,643	9,249	8,556
Noninterest Income (in-scope of Topic 606)	$272,363	$243,883	$237,265
Noninterest Income (out-of-scope of Topic 606)	23,284	22,367	40,677
Total Noninterest Income	$295,647	$266,250	$277,942

	Risk Management and Share Services
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Insurance commissions and fees	$39	$6	$—
Service charges and deposit account fees	69	77	184
Card-based and loan fees(a)	98	23	22
Trust and asset management fees	—	—	—
Brokerage and advisory fees	222	—	—
Other revenue	283	245	158
Noninterest Income (in-scope of Topic 606)	$712	$351	$364
Noninterest Income (out-of-scope of Topic 606)	6,889	13,783	26,801
Total Noninterest Income	$7,600	$14,133	$27,165

	Consolidated Total
	For the Years Ended December 31,
	2018	2017	2016
	($ in Thousands)
Insurance commissions and fees	$89,511	$81,474	$80,795
Service charges and deposit account fees	66,075	64,427	66,609
Card-based and loan fees(a)	41,325	35,881	34,527
Trust and asset management fees	54,316	50,191	46,867
Brokerage and advisory fees	28,246	19,935	16,235
Other revenue	10,611	10,267	7,617
Noninterest Income (in-scope of Topic 606)	$290,084	$262,175	$252,651
Noninterest Income (out-of-scope of Topic 606)	65,483	70,505	100,232
Total Noninterest Income	$355,568	$332,680	$352,883
(a) Loan fees are out-of-scope of Topic 606.

During the first quarter of 2018, the Corporation acquired Bank Mutual which resulted in increased service charges and deposit account fees and card-based and loan fees. In addition, the Corporation acquired Whitnell & Co. during the fourth quarter of 2017 and Diversified and Anderson during 2018 which resulted in increased insurance commissions and fees, trust and asset management fees, and brokerage and advisory fees.
Below is a listing of performance obligations for the Corporation's main revenue streams:

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

Card-based and loan fees(a)
Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.

Trust and asset management fees
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

Brokerage and advisory fees
Brokerage and advisory fees primarily consists of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.

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
Note 23 Recent Developments
On February 5, 2019, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.17 per common share, payable on March 15, 2019 to shareholders of record at the close of business on March 1, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp's 6.125% Series C Perpetual Preferred Stock, payable on March 15, 2019 to shareholders of record at the close of business on March 1, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on March 15, 2019 to shareholders of record at the close of business on March 1, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 15, 2019 to shareholders of record at the close of business on March 1, 2019.

On February 5, 2019, the Board of Directors also authorized the repurchase of up to $100 million of Associated’s common stock. This repurchase authorization is in addition to the previously authorized repurchases. There remains approximately $111 million under the previous authorizations, such that there is now approximately $211 million authorized in the aggregate. Repurchases under such authorizations are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

On February 15, 2019, the Corporation announced that Associated Bank had received regulatory approval to acquire the Wisconsin branch banking operations of The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated. The transaction is subject to customary closing conditions, and is expected to close in June 2019.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Associated Banc-Corp:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Associated Banc‑Corp and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report February 19, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 19, 2019

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
As of December 31, 2018, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2018. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2018, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2018, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, is included below under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Associated Banc-Corp:
Opinion on Internal Control Over Financial Reporting
We have audited Associated Banc-Corp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 19, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 19, 2019

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the Corporation’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors and Information About the Board of Directors; and information concerning Section 16(a) compliance under the caption Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in the Corporation’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Stock Ownership and Equity Compensation Plan Information is incorporated herein by reference.
Equity Compensation Plan Information

December 31, 2018	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	5,280,908	$19.09	11,619,336
Equity compensation plans not approved by security holders	—	—	—
Total	5,280,908	$19.09	11,619,336

December 31, 2017	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	5,118,687	$18.02	13,964,511
Equity compensation plans not approved by security holders	—	—	—
Total	5,118,687	$18.02	13,964,511

December 31, 2016	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	6,357,843	$17.67	7,390,136
Equity compensation plans not approved by security holders	—	—	—
Total	6,357,843	$17.67	7,390,136

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in the Corporation’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions, and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information in the Corporation’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2018 and 2017
Consolidated Statements of Income — For the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2018, 2017, and 2016
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(2)	Agreement and Plan of Merger dated as of July 20, 2017, by and between Associated Banc-Corp and Bank Mutual	Exhibit (2.1) to Report on Form 8-K filed on July 26, 2017

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015	Exhibit (3.1) to Report on Form 8-K filed on June 8, 2015

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(d)	Articles of Correction filed with the Wisconsin Department of Financial Institutions on June 14, 2016	Exhibit (3) to Report on Form 10-Q filed on July 28, 2016

(3)(e)	Certificate Related to Series A Preferred Stock dated August 15, 2016	Exhibit (3.1) to Report on Form 8-K filed on August 16, 2016

(3)(f)
Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, dated September 12, 2016
Exhibit (3.1, 4.1) to Report on Form 8-K filed on September 15, 2016

(3)(g)	Amended and Restated Bylaws of Associated Banc-Corp	Exhibit (3.1) to Report on Form 8-K filed on February 5, 2019

(3)(h)
Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, dated September 21, 2018
Exhibit (3.1,4.1) to Report on Form 8-K filed on September 26, 2018

(3)(i)	Certificate relating to the Series B Preferred Stock dated October 23, 2018	Exhibit 3.1 to Report on Form 8-K filed on October 26, 2018

(4)(a)	Instruments Defining the Rights of Security Holders, Including Indentures

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

Exhibit Number	Description
(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(f)	Global Note dated as of November 13, 2014 representing $250,000,000 2.750% Senior Notes due 2019	Exhibit (4.2) to Report on Form 8-K filed on November 18, 2014

(4)(g)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(h)	Deposit Agreement, dated June 8, 2015, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on June 8, 2015

(4)(i)
Deposit Agreement, dated September 15, 2016, among Associated Banc-Corp, Wells Fargo Bank, N.A., and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt
Exhibit (4.2) to Report on Form 8-K filed on September 15, 2016

(4)(j)
Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt
Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

Exhibit Number	Description

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Filed herewith

*(10)(f)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 16, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(g)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(h)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(i)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(j)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(k)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(l)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(m)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(n)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(o)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(p)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(q)	Form of 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(r)	Form of Amendment to 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(s)	James K. Simons Separation Agreement and General Release dated August 4, 2017	Exhibit (10) to Report on Form 10-Q filed on October 26, 2017

*(10)(t)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(u)	Form of Associated Banc-Corp 2017 Incentive Compensation Plan Restricted Stock Agreement	Exhibit 10.1 to Report on Form 10-Q filed July 26, 2018

*(10)(v)	Retirement Agreement dated July 25, 2018 between Associated Banc-Corp and James S. Payne	Exhibit 10.1 to Form 10-Q filed on October 26, 2018

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

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
Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the financial statements and notes thereto or elsewhere within.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSOCIATED BANC-CORP

Date: February 19, 2019	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 19, 2019
Philip B. Flynn

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer (Principal Financial Officer)	February 19, 2019
Christopher J. Del Moral-Niles

/s/ Tammy C. Stadler	Principal Accounting Officer	February 19, 2019
Tammy C. Stadler
Directors: Michael T. Crowley Jr., Philip B. Flynn, John F. Bergstrom, R. Jay Gerken, Judith P. Greffin, William R. Hutchinson, Robert A. Jeffe, Eileen A. Kamerick, Gale E. Klappa, Richard T. Lommen, Cory L. Nettles, Karen T. van Lith, and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.