Form 10-Q
period 2019-03-31
ASSOCIATED BANC-CORP
filed 2019-04-30
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Yes  ☑        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐        No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 26, 2019 was 163,903,692.

ASSOCIATED BANC-CORP

Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABS	Asset-Backed Securities
ALCO	Asset / Liability Committee
Anderson	Anderson Insurance and Investment Agency, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank Mutual	Bank Mutual Corporation
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CDI	Core Deposit Intangibles
CET1	Common Equity Tier 1
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
Diversified	Diversified Insurance Solutions
EAR	Earnings at Risk
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSR	Mortgage Servicing Rights
MVE	Market Value of Equity
NII	Net Interest Income
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
Tax Act	U.S. Tax Cuts and Jobs Act of 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$334,095	$507,187
Interest-bearing deposits in other financial institutions	270,843	221,226
Federal funds sold and securities purchased under agreements to resell	41,405	148,285
Investment securities held to maturity, at amortized cost	2,846,689	2,740,511
Investment securities available for sale, at fair value	3,829,388	3,946,941
Equity securities with readily determinable fair values	1,609	1,568
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	216,940	250,534
Residential loans held for sale	81,392	64,321
Commercial loans held for sale	15,467	14,943
Loans	23,148,359	22,940,429
Allowance for loan losses	(235,081)	(238,023)
Loans, net	22,913,278	22,702,406
Bank and corporate owned life insurance	665,976	663,203
Investment in unconsolidated subsidiaries	194,670	161,181
Trading assets	77,920	88,943
Premises and equipment, net	361,668	363,225
Goodwill	1,168,944	1,169,023
Mortgage servicing rights, net	66,626	68,193
Other intangible assets, net	73,610	75,836
Other assets	540,346	460,331
Total assets	$33,700,866	$33,647,859
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$5,334,154	$5,698,530
Interest-bearing deposits	20,198,903	19,198,863
Total deposits	25,533,057	24,897,393
Federal funds purchased and securities sold under agreements to repurchase	127,098	111,651
Commercial paper	32,019	45,423
FHLB advances	2,944,769	3,574,371
Other long-term funding	796,007	795,611
Trading liabilities	77,859	87,668
Accrued expenses and other liabilities	354,188	354,855
Total liabilities	29,864,996	29,866,971
Stockholders’ Equity
Preferred equity	256,716	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,689,792	1,712,615
Retained earnings	2,235,824	2,181,414
Accumulated other comprehensive income (loss)	(103,375)	(124,972)
Treasury stock, at cost	(244,840)	(246,638)
Total common equity	3,579,153	3,524,171
Total stockholders’ equity	3,835,870	3,780,888
Total liabilities and stockholders’ equity	$33,700,866	$33,647,859
Preferred shares issued	264,458	264,458
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,216,409	175,216,409
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	10,798,082	10,775,938
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In Thousands, except per share data)
Interest income
Interest and fees on loans	$258,853	$220,034
Interest and dividends on investment securities
Taxable	29,053	30,104
Tax-exempt	13,816	9,217
Other interest	4,226	2,177
Total interest income	305,948	261,532
Interest expense
Interest on deposits	62,773	33,412
Interest on Federal funds purchased and securities sold under agreements to repurchase	627	522
Interest on other short-term funding	51	60
Interest on FHLB advances	19,554	13,123
Interest on long-term funding	7,396	4,544
Total interest expense	90,401	51,661
Net interest income	215,547	209,871
Provision for credit losses	6,000	—
Net interest income after provision for credit losses	209,547	209,871
Noninterest income
Insurance commissions and fees	25,464	22,648
Wealth management fees(a)	20,180	20,642
Service charges on deposit account fees	15,115	16,420
Card-based fees	9,261	9,442
Other fee-based revenue	3,983	3,980
Capital markets, net	3,189	5,306
Mortgage banking, net	4,712	6,370
Bank and corporate owned life insurance	3,792	3,187
Asset gains (losses), net	567	(107)
Investment securities gains (losses), net	1,680	—
Other	3,260	2,492
Total noninterest income	91,202	90,380
Noninterest expense
Personnel	120,050	117,685
Technology	19,012	17,715
Occupancy	16,472	15,357
Business development and advertising	6,636	6,693
Equipment	5,668	5,556
Legal and professional	3,951	5,413
Card issuance costs	977	2,332
Loan costs	1,364	972
Foreclosure / OREO expense, net	567	723
FDIC assessment	3,750	8,250
Other intangible amortization	2,226	1,525
Acquisition related costs(b)	632	20,605
Other	10,366	10,140
Total noninterest expense	191,671	212,965
Income before income taxes	109,078	87,285
Income tax expense	22,392	17,829
Net income	86,686	69,456
Preferred stock dividends	3,801	2,339
Net income available to common equity	$82,885	$67,117
Earnings per common share
Basic	$0.50	$0.41
Diluted	$0.50	$0.40
Average common shares outstanding
Basic	163,928	163,520
Diluted	165,433	166,432
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes Huntington branch and Bank Mutual acquisition related costs only.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Net income	$86,686	$69,456
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	30,490	(41,834)
Amortization of net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	69	(297)
Reclassification adjustment for net losses (gains) realized in net income(a)	(1,680)	—
Reclassification from OCI due to change in accounting principle	—	(84)
Reclassification of certain tax effects from OCI	—	(8,419)
Income tax (expense) benefit	(7,301)	10,635
Other comprehensive income (loss) on investment securities available for sale	21,578	(40,000)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(38)	(38)
Amortization of actuarial loss (gain)	64	465
Reclassification of certain tax effects from OCI	—	(5,235)
Income tax (expense) benefit	(7)	(107)
Other comprehensive income (loss) on pension and postretirement obligations	20	(4,915)
Total other comprehensive income (loss)	21,597	(44,915)
Comprehensive income	$108,283	$24,541
Numbers may not sum due to rounding.
(a) Includes only available for sale securities.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2017	$159,929	$1,618	$1,338,722	$1,934,696	$(62,758)	$(134,764)	$3,237,443
Comprehensive income
Net income	—	—	—	69,456	—	—	69,456
Other comprehensive income	—	—	—	—	(31,177)	—	(31,177)
Adoption of new accounting standards	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income							24,541
Common stock issued
Stock-based compensation plans, net(a)	—	—	(7,665)	20,136	—	(1,780)	10,691
Acquisition of Bank Mutual	—	134	390,258	—	—	91,296	481,688
Purchase of common stock returned to authorized but unissued	—	(11)	(26,469)	—	—	—	(26,480)
Purchase of treasury stock	—	—	—	—	—	(5,240)	(5,240)
Cash dividends
Common stock, $0.15 per share	—	—	—	(25,710)	—	—	(25,710)
Preferred stock	—	—	—	(2,339)	—	—	(2,339)
Purchase of preferred stock	(76)	—	—	(2)	—	—	(78)
Stock-based compensation expense, net	—	—	3,675	—	—	—	3,675
Tax Act reclassification	—	—	—	13,654	—	—	13,654
Change in accounting principle	—	—	—	84	—	—	84
Other	—	—	—	771	—	—	771
Balance, March 31, 2018	$159,853	$1,741	$1,698,521	$2,010,746	$(107,673)	$(50,488)	$3,712,699

Balance, December 31, 2018	$256,716	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income
Net income	—	—	—	86,686	—	—	86,686
Other comprehensive income	—	—	—	—	21,597	—	21,597
Comprehensive income							108,283
Common stock issued
Stock-based compensation plans, net	—	—	(32,220)	—	—	39,265	7,045
Purchase of treasury stock	—	—	—	—	—	(37,467)	(37,467)
Cash dividends
Common stock, $0.17 per share	—	—	—	(28,183)	—	—	(28,183)
Preferred stock	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	9,397	—	—	—	9,397
Other	—	—	—	(293)	—	—	(293)
Balance, March 31, 2019	$256,716	$1,752	$1,689,792	$2,235,824	$(103,375)	$(244,840)	$3,835,870
Numbers may not sum due to rounding.
(a) As previously disclosed in Associated Banc-Corp's 2018 Annual Report on Form 10-K, an adjustment was made to the March 31, 2018 stockholders' equity balances related to the grant and vesting of options, restricted stock awards, and restricted stock units awarded.  This adjustment increased Retained Earnings by $36 million, decreased Surplus $10 million, and increased Treasury Stock $26 million.  The reclassification had no impact on earnings, expenses, or total stockholders' equity.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Cash Flow From Operating Activities
Net income	$86,686	$69,456
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	6,000	—
Depreciation and amortization	14,358	12,208
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	121	(474)
Amortization of mortgage servicing rights	2,693	2,324
Amortization of other intangible assets	2,226	1,525
Amortization and accretion on earning assets, funding, and other, net	6,571	2,192
Net amortization of tax credit investments	5,637	4,881
Losses (gains) on sales of investment securities, net	(1,680)	—
Asset (gains) losses, net	(567)	107
(Gain) loss on mortgage banking activities, net	(3,174)	624
Mortgage loans originated and acquired for sale	(162,521)	(197,603)
Proceeds from sales of mortgage loans held for sale	159,842	187,624
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(12,068)	(12,859)
Increase (decrease) in interest payable	(1,516)	1,206
Increase (decrease) in expense payable	(51,247)	(6,987)
Increase (decrease) in cash collateral	(41,422)	(11,085)
Net change in other assets and other liabilities	(23,541)	(10,046)
Net cash provided by (used in) operating activities	(13,602)	43,093
Cash Flow From Investing Activities
Net increase in loans	(216,817)	(160,921)
Purchases of
Available for sale securities	(120,282)	(646,444)
Held to maturity securities	(140,670)	(208,517)
Federal Home Loan Bank and Federal Reserve Bank stocks	(88,245)	(144,515)
Premises, equipment, and software, net of disposals	(13,368)	(9,892)
Proceeds from
Sales of available for sale securities	131,122	452,867
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	121,839	96,656
Prepayments, calls, and maturities of available for sale investment securities	135,541	158,724
Prepayments, calls, and maturities of held to maturity investment securities	43,953	58,160
Sales, prepayments, calls, and maturities of other assets	3,179	1,182
Net change in tax credit and alternative investments	(18,772)	(7,240)
Net cash (paid) received in acquisition	—	59,605
Net cash used in investing activities	(162,518)	(350,336)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	635,664	(801,310)
Net increase (decrease) in short-term funding	2,043	(25,908)
Net increase (decrease) in short-term FHLB advances	(880,000)	1,150,777
Repayment of long-term FHLB advances	(169)	(250,000)
Proceeds from long-term FHLB advances	250,633	—
Proceeds from issuance of common stock for stock-based compensation plans	7,045	10,691
Purchase of preferred shares	—	(78)
Purchase of common stock returned to authorized but unissued	—	(26,480)
Purchase of treasury stock	(37,467)	(5,240)
Cash dividends on common stock	(28,183)	(25,710)
Cash dividends on preferred stock	(3,801)	(2,339)
Net cash provided by (used in) financing activities	(54,235)	24,403
Net increase (decrease) in cash, cash equivalents, and restricted cash	(230,355)	(282,840)
Cash, cash equivalents, and restricted cash at beginning of period	876,698	716,018
Cash, cash equivalents, and restricted cash at end of period	$646,343	$433,178
Supplemental disclosures of cash flow information
Cash paid for interest	$91,521	$50,286
Cash paid for (received from) income and franchise taxes	(5,760)	926
Loans and bank premises transferred to other real estate owned	2,222	2,129
Capitalized mortgage servicing rights	1,247	9,873
Loans transferred into held for sale from portfolio, net	1,074	3,012
Unsettled trades to purchase securities	11,244	12,095
Acquisition
Fair value of assets acquired, including cash and cash equivalents	—	2,567,123
Fair value ascribed to goodwill and intangible assets	(79)	242,576
Fair value of liabilities assumed	—	2,809,565
Equity issued in (adjustments related to) acquisition	(79)	134
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same sum amounts shown in the statement of cash flows:

	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Cash and cash equivalents	$489,095	$350,837
Restricted cash	157,248	82,341
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$646,343	$433,178

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, included in cash and due from banks on the face of the consolidated balance sheets.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp's 2018 Annual Report on Form 10-K, should be referred to in connection with the reading of these unaudited interim financial statements.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. Management has evaluated subsequent events for potential recognition or disclosure.
Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Note 2 Acquisitions
Pending Branch Acquisition:
During the fourth quarter of 2018, the Corporation announced that Associated Bank had reached an agreement to acquire the Wisconsin branch banking operations of Huntington. Under the terms of the transaction, Associated Bank expects to acquire approximately $850 million in deposits and $134 million in loans. The Huntington branch acquisition will add a net 14 branches to our franchise. On February 15, 2019, the Corporation received regulatory approval for the acquisition. The transaction is subject to customary closing conditions, and is expected to close in June of 2019.
Note 3 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2018 Annual Report on Form 10-K. There has been one change to the Corporation's significant accounting policies since December 31, 2018, which is described below.
Leases
The Corporation determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Corporation’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

Right-of-use assets represent the Corporation’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and operating lease liabilities are recognized on the lease commencement date based on the present value of lease payments over the lease term. No significant judgments or assumptions were involved in developing the estimated operating lease liabilities as the Corporation’s operating lease liabilities largely represent future rental expenses associated with operating leases and the borrowing rates are based on publicly available interest rates.

The lease term includes options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis and adjustments are made to the right-of-use asset and lease liability if the Corporation is reasonably certain that an option will be exercised and will be expensed on a straight-line basis.

New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU-2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
The FASB issued an amendment which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities should apply the amendment either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption was permitted.
		1st Quarter 2019	The Corporation elected to early adopt this amendment using the prospective approach. No material impact on results of operation, financial position or liquidity.
ASU 2018-09 Codification Improvements
The FASB issued an amendment which affects a wide variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update represent changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update did not require transition guidance and were effective upon issuance of this Update. However, many of the amendments in this Update did have transition guidance with effective dates for annual periods beginning after December 15, 2018. There are some conforming amendments in this Update that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original Accounting Standards Update.
		1st Quarter 2019	No material impact on results of operations, financial position and liquidity.
ASU 2016-02 Leases (Topic 842)
The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. This amendment will require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption was permitted. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. ASU 2018-10 was issued as improvements and clarifications of ASU 2016-02 were identified. This Update provides clarification on narrow aspects of the previously issued updates. ASU 2018-11 was issued to provide entities with an additional (and optional) transition method to adopt the new leases standard under ASU 2016-02. ASU 2019-01 was issued to assist in determining the fair value of underlying asset by lessors, address the presentation to the statements of cash flows, and clarify transition disclosures related to Topic 250.
1st Quarter 2019
The Corporation has adopted this amendment utilizing a modified retrospective approach. At adoption, a right-of-use asset and corresponding lease liability were recognized on the Consolidated Balance Sheets for $52 million and $56 million, respectively. See Note 18 for expanded disclosure requirements.

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

	For the Three Months Ended March 31,
	2019	2018
	(In Thousands, except per share data)
Net income	$86,686	$69,456
Preferred stock dividends	(3,801)	(2,339)
Net income available to common equity	$82,885	$67,117
Common shareholder dividends	(28,080)	(25,572)
Unvested share-based payment awards	(103)	(138)
Undistributed earnings	$54,702	$41,407
Undistributed earnings allocated to common shareholders	54,410	41,225
Undistributed earnings allocated to unvested share-based payment awards	292	182
Undistributed earnings	$54,702	$41,407
Basic
Distributed earnings to common shareholders	$28,080	$25,572
Undistributed earnings allocated to common shareholders	54,410	41,225
Total common shareholders earnings, basic	$82,490	$66,797
Diluted
Distributed earnings to common shareholders	$28,080	$25,572
Undistributed earnings allocated to common shareholders	54,410	41,225
Total common shareholders earnings, diluted	$82,490	$66,797
Weighted average common shares outstanding	163,928	163,520
Effect of dilutive common stock awards	1,505	2,038
Effect of dilutive common stock warrants	—	874
Diluted weighted average common shares outstanding	165,433	166,432
Basic earnings per common share	$0.50	$0.41
Diluted earnings per common share	$0.50	$0.40

Anti-dilutive common stock options of approximately 3 million and 1 million for the three months ended March 31, 2019 and 2018, respectively, were excluded from the earnings per common share calculation.
Note 5 Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For retirement eligible colleagues, whose employment meets the definitions under the 2017 Incentive Compensation Plan, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense in the consolidated statements of income.
Performance awards are based on performance goals of earnings per share and total shareholder return with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
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
The following assumptions were used in estimating the fair value for options granted in the first three months of 2019 and full year 2018:

	2019	2018
Dividend yield	3.30%	2.50%
Risk-free interest rate	2.60%	2.60%
Weighted average expected volatility	24.00%	22.00%
Weighted average expected life	5.75 years	5.75 years
Weighted average per share fair value of options	$4.00	$4.47

A summary of the Corporation’s stock option activity for the three months ended March 31, 2019 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	5,281	$19.09	6.18	$12,392
Granted	1,050	22.77
Exercised	(355)	15.61
Forfeited or expired	(72)	23.46
Outstanding at March 31, 2019	5,905	$19.91	6.82	$15,870
Options Exercisable at March 31, 2019	3,691	$18.01	5.51	$14,953

(a) In thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2019, the intrinsic value of stock options exercised was approximately $2 million, compared to $5 million for the three months ended March 31, 2018. The total fair value of stock options vested was $4 million for the three months ended March 31, 2019 and $3 million for the three months ended March 31, 2018.
The Corporation recognized compensation expense for the vesting of stock options of $1 million for both the three months ended March 31, 2019 and March 31, 2018. Included in compensation expense for 2019 was less than $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At March 31, 2019, the Corporation had approximately $7 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2023.
The Corporation also issues restricted common stock and restricted common stock units to certain key employees (collectively referred to as "restricted stock awards") under the 2017 Incentive Compensation Plan. The following table summarizes information about the Corporation’s restricted stock awards activity for the three months ended March 31, 2019:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,993	$21.92
Granted	1,153	22.21
Vested	(618)	20.32
Forfeited	(18)	23.67
Outstanding at March 31, 2019	2,510	$22.43

(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2018 and 2019 will vest ratably over a period of three years. Service-based restricted stock awards granted during 2018 and 2019 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $8 million was recorded for the three months ended March 31, 2019 and $3 million was recorded for the three months ended March 31, 2018. Included in compensation expense for 2019 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $33 million of unrecognized compensation costs related to restricted stock awards at March 31, 2019, that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2023.

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
Note 6 Investment Securities
Investment securities are generally classified as available for sale or held to maturity at the time of purchase. The majority of the Corporation's investment securities are mortgage-related securities issued by GNMA or GSEs such as FNMA and FHLMC. Obligations of state and political subdivisions (municipal securities) make up a large percentage of the portfolio as well.
The amortized cost and fair values of securities available for sale and held to maturity at March 31, 2019 were as follows:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
Residential mortgage-related securities
FNMA / FHLMC	$242,921	$1,607	$(2,453)	$242,074
GNMA	2,060,377	727	(23,004)	2,038,100
Private-label	877	1	—	878
Commercial mortgage-related securities
FNMA / FHLMC	20,309	346	—	20,655
GNMA	1,291,892	402	(44,512)	1,247,782
FFELP asset backed securities	276,164	931	(195)	276,899
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$3,895,540	$4,013	$(70,164)	$3,829,388
Investment securities held to maturity
U. S. Treasury securities	$999	$8	$—	$1,007
Obligations of state and political subdivisions (municipal securities)	1,922,792	39,043	(1,349)	1,960,487
Residential mortgage-related securities
FNMA / FHLMC	91,003	413	(601)	90,815
GNMA	339,742	1,714	(3,314)	338,141
GNMA commercial mortgage-related securities	492,154	7,112	(20,846)	478,421
Total investment securities held to maturity	$2,846,689	$48,291	$(26,109)	$2,868,870

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2018 were as follows:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,000	$—	$(1)	$999
Residential mortgage-related securities
FNMA / FHLMC	296,296	2,466	(3,510)	295,252
GNMA	2,169,943	473	(41,885)	2,128,531
Private-label	1,007	—	(4)	1,003
GNMA commercial mortgage-related securities	1,273,309	—	(52,512)	1,220,797
FFELP asset backed securities	297,347	711	(698)	297,360
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$4,041,902	$3,649	$(98,610)	$3,946,941
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,790,683	$8,255	$(15,279)	$1,783,659
Residential mortgage-related securities
FNMA / FHLMC	92,788	169	(1,795)	91,162
GNMA	351,606	1,611	(8,181)	345,035
GNMA commercial mortgage-related securities	505,434	7,559	(22,579)	490,414
Total investment securities held to maturity	$2,740,511	$17,593	$(47,835)	$2,710,271
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities available for sale and held to maturity at March 31, 2019 are shown below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$1,000	$1,000	$46,085	$46,262
Due after one year through five years	2,000	2,000	190,810	191,172
Due after five years through ten years	—	—	444,710	450,417
Due after ten years	—	—	1,242,186	1,273,642
Total debt securities	3,000	3,000	1,923,790	1,961,493
Residential mortgage-related securities
FNMA / FHLMC	242,921	242,074	91,003	90,815
GNMA	2,060,377	2,038,100	339,742	338,141
Private-label	877	878	—	—
Commercial mortgage-related securities
FNMA / FHLMC	20,309	20,655	—	—
GNMA	1,291,892	1,247,782	492,154	478,421
FFELP asset backed securities	276,164	276,899	—	—
Total investment securities	$3,895,540	$3,829,388	$2,846,689	$2,868,870
Ratio of fair value to amortized cost		98.3%		100.8%

The proceeds from the sale of investment securities for the three months ended March 31, 2019 and 2018 are shown below:

	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Gross gains on available for sale securities	$1,680	$—
Gross gains on held to maturity securities	—	—
Total gains	1,680	—
Gross losses on available for sale securities	—	—
Gross losses on held to maturity securities	—	—
Total losses	—	—
Investment securities gains (losses), net	$1,680	$—
Proceeds from sales of investment securities	$131,122	$452,867

During the first quarter of 2019, the Corporation sold taxable ABS, MBS, and CMO securities, with the proceeds utilized to pay down borrowings.
On February 1, 2018, the date the Bank Mutual acquisition was completed, the Corporation sold Bank Mutual's entire $453 million securities portfolio. The Corporation originally reinvested the proceeds from the Bank Mutual securities portfolio into GNMA residential mortgage-related securities with the goal of reinvesting future cash flows into municipal securities. This strategy was completed during August 2018.
Investment securities with a carrying value of approximately $3.6 billion and $3.0 billion at March 31, 2019, and December 31, 2018, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2019:

	Less than 12 months			12 months or more			Total
March 31, 2019	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
Residential mortgage-related securities
FNMA / FHLMC	9	$(5)	$6,468	17	$(2,448)	$172,018	$(2,453)	$178,486
GNMA	9	(1,760)	110,619	73	(21,245)	1,660,128	(23,004)	1,770,747
GNMA commercial mortgage-related securities	—	—	—	92	(44,512)	1,197,896	(44,512)	1,197,896
FFELP asset backed securities	10	(195)	128,657	—	—	—	(195)	128,657
Total	28	$(1,959)	$245,744	182	$(68,205)	$3,030,042	$(70,164)	$3,275,786
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	7	$(13)	$5,599	193	$(1,336)	$136,727	$(1,349)	$142,326
Residential mortgage-related securities
FNMA / FHLMC	1	(3)	1,664	22	(598)	51,691	(601)	53,356
GNMA	—	—	—	63	(3,314)	283,774	(3,314)	283,774
GNMA commercial mortgage-related securities	—	—	—	25	(20,846)	478,421	(20,846)	478,421
Total	8	$(16)	$7,264	303	$(26,093)	$950,613	$(26,109)	$957,877

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at March 31, 2019 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at March 31, 2019 for mortgage-related securities were less than the previous quarter due to the decrease in overall interest rates. The U.S. Treasury 3 year and 5 year rates decreased by 25 bp and 28 bp, respectively, from December 31, 2018. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities is primarily comprised of CRA Qualified Investment mutual funds. At both March 31, 2019 and December 31, 2018, the Corporation had equity securities with readily determinable fair values of $2 million.
In addition, in 2008, the Corporation received Visa Class B restricted shares as part of Visa's initial public offering. Based on the existing transfer restriction and the uncertainty of the covered litigation, the approximately 119 thousand Class B shares remaining that the Corporation owned as of March 31, 2019 are carried at a zero cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At March 31, 2019 and December 31, 2018, the Corporation had FHLB stock of $139 million and $173 million, respectively. The Corporation had Federal Reserve Bank stock of $77 million at both March 31, 2019 and December 31, 2018.

Note 7 Loans
The period end loan composition was as follows:

	March 31, 2019(a)	December 31, 2018(a)
	($ in Thousands)
Commercial and industrial	$7,587,597	$7,398,044
Commercial real estate — owner occupied	932,393	920,443
Commercial and business lending	8,519,990	8,318,487
Commercial real estate — investor	3,809,253	3,751,554
Real estate construction	1,273,782	1,335,031
Commercial real estate lending	5,083,035	5,086,585
Total commercial	13,603,025	13,405,072
Residential mortgage	8,323,846	8,277,712
Home equity	868,886	894,473
Other consumer	352,602	363,171
Total consumer	9,545,333	9,535,357
Total loans	$23,148,359	$22,940,429

(a) Includes $5 million of purchased credit-impaired loans at March 31, 2019 and December 31, 2018.

The following table presents commercial and consumer loans by credit quality indicator at March 31, 2019:

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$7,371,790	$30,657	$111,772	$73,379	$7,587,597
Commercial real estate - owner occupied	874,152	8,422	48,929	890	932,393
Commercial and business lending	8,245,942	39,079	160,701	74,269	8,519,990
Commercial real estate - investor	3,698,679	39,184	70,613	776	3,809,253
Real estate construction	1,259,661	8,782	4,600	739	1,273,782
Commercial real estate lending	4,958,341	47,966	75,213	1,516	5,083,035
Total commercial	13,204,282	87,045	235,914	75,784	13,603,025
Residential mortgage	8,250,915	256	5,351	67,323	8,323,846
Home equity	855,603	891	91	12,300	868,886
Other consumer	351,734	719	—	149	352,602
Total consumer	9,458,252	1,866	5,443	79,772	9,545,333
Total loans	$22,662,534	$88,912	$241,357	$155,556	$23,148,359
The following table presents commercial and consumer loans by credit quality indicator at December 31, 2018:

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$7,162,370	$78,075	$116,578	$41,021	$7,398,044
Commercial real estate - owner occupied	854,265	6,257	55,964	3,957	920,443
Commercial and business lending	8,016,635	84,332	172,542	44,978	8,318,487
Commercial real estate - investor	3,653,642	28,479	67,481	1,952	3,751,554
Real estate construction	1,321,447	8,771	3,834	979	1,335,031
Commercial real estate lending	4,975,089	37,249	71,315	2,931	5,086,585
Total commercial	12,991,724	121,582	243,856	47,909	13,405,072
Residential mortgage	8,203,729	434	5,975	67,574	8,277,712
Home equity	880,808	1,223	103	12,339	894,473
Other consumer	362,343	749	—	79	363,171
Total consumer	9,446,881	2,406	6,078	79,992	9,535,357
Total loans	$22,438,605	$123,988	$249,935	$127,901	$22,940,429

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies.
For commercial loans, management has determined the pass credit quality indicator to include credits exhibiting acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, that may jeopardize liquidation of the debt and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined commercial and consumer loan relationships in nonaccrual status or those with their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at March 31, 2019:

	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
	($ in Thousands)
Commercial and industrial	$7,510,637	$2,902	$392	$287	$73,379	$7,587,597
Commercial real estate - owner occupied	925,437	6,066	—	—	890	932,393
Commercial and business lending	8,436,074	8,968	392	287	74,269	8,519,990
Commercial real estate - investor	3,807,387	1,090	—	—	776	3,809,253
Real estate construction	1,266,270	6,727	46	—	739	1,273,782
Commercial real estate lending	5,073,657	7,816	46	—	1,516	5,083,035
Total commercial	13,509,731	16,785	439	287	75,784	13,603,025
Residential mortgage	8,243,248	13,018	256	—	67,323	8,323,846
Home equity	850,223	5,472	891	—	12,300	868,886
Other consumer	348,158	1,389	975	1,931	149	352,602
Total consumer	9,441,629	19,879	2,123	1,931	79,772	9,545,333
Total loans	$22,951,360	$36,663	$2,562	$2,218	$155,556	$23,148,359
(a) Of the total nonaccrual loans, $106 million, or 68%, were current with respect to payment at March 31, 2019.

The following table presents loans by past due status at December 31, 2018:

	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
	($ in Thousands)
Commercial and industrial	$7,356,187	$187	$338	$311	$41,021	$7,398,044
Commercial real estate - owner occupied	913,787	2,580	119	—	3,957	920,443
Commercial and business lending	8,269,974	2,767	457	311	44,978	8,318,487
Commercial real estate - investor	3,745,835	2,954	813	—	1,952	3,751,554
Real estate construction	1,333,722	330	—	—	979	1,335,031
Commercial real estate lending	5,079,557	3,284	813	—	2,931	5,086,585
Total commercial	13,349,531	6,051	1,270	311	47,909	13,405,072
Residential mortgage	8,200,432	9,272	434	—	67,574	8,277,712
Home equity	876,085	4,826	1,223	—	12,339	894,473
Other consumer	358,970	1,401	868	1,853	79	363,171
Total consumer	9,435,487	15,499	2,525	1,853	79,992	9,535,357
Total loans	$22,785,019	$21,550	$3,795	$2,165	$127,901	$22,940,429
(a) Of the total nonaccrual loans, $74 million, or 58%, were current with respect to payment at December 31, 2018.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $5 million of purchased credit-impaired loans, at March 31, 2019:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$44,810	$48,448	$10,876	$36,288	$317
Commercial real estate — owner occupied	2,104	2,111	50	2,122	27
Commercial and business lending	46,914	50,559	10,926	38,411	344
Commercial real estate — investor	1,700	1,799	26	792	17
Real estate construction	498	578	69	502	9
Commercial real estate lending	2,198	2,377	94	1,293	25
Total commercial	49,112	52,936	11,021	39,704	369
Residential mortgage	46,165	49,395	6,197	43,194	527
Home equity	10,792	11,815	3,348	10,015	128
Other consumer	1,158	1,161	119	1,159	—
Total consumer	58,116	62,370	9,664	54,368	655
Total loans(a)	$107,228	$115,307	$20,684	$94,072	$1,025
Loans with no related allowance
Commercial and industrial	$42,988	$61,425	$—	$15,896	$1,657
Commercial real estate — owner occupied	730	740	—	—	3
Commercial and business lending	43,718	62,166	—	15,896	1,660
Commercial real estate — investor	635	1,805	—	1,559	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	635	1,805	—	1,559	—
Total commercial	44,353	63,970	—	17,455	1,660
Residential mortgage	8,182	8,429	—	7,885	48
Home equity	—	—	—	523	—
Other consumer	—	—	—	—	—
Total consumer	8,182	8,429	—	8,408	48
Total loans(a)	$52,535	$72,399	$—	$25,863	$1,708
Total
Commercial and industrial	$87,798	$109,873	$10,876	$52,184	$1,974
Commercial real estate — owner occupied	2,834	2,851	50	2,122	30
Commercial and business lending	90,632	112,724	10,926	54,307	2,004
Commercial real estate — investor	2,335	3,604	26	2,351	17
Real estate construction	498	578	69	502	9
Commercial real estate lending	2,833	4,182	94	2,852	25
Total commercial	93,465	116,906	11,021	57,159	2,029
Residential mortgage	54,348	57,824	6,197	51,079	574
Home equity	10,792	11,815	3,348	10,538	128
Other consumer	1,158	1,161	119	1,159	—
Total consumer	66,298	70,799	9,664	62,776	703
Total loans(a)	$159,763	$187,705	$20,684	$119,935	$2,732
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 74% of the unpaid principal balance at March 31, 2019.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $5 million of purchased credit-impaired loans, at December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$40,747	$42,131	$5,721	$52,461	$1,167
Commercial real estate — owner occupied	2,080	2,087	24	2,179	104
Commercial and business lending	42,827	44,218	5,745	54,640	1,271
Commercial real estate — investor	799	805	28	827	38
Real estate construction	510	589	75	533	32
Commercial real estate lending	1,309	1,394	103	1,360	70
Total commercial	44,136	45,612	5,848	56,000	1,341
Residential mortgage	41,691	45,149	6,023	42,687	1,789
Home equity	9,601	10,539	3,312	10,209	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	52,473	56,871	9,456	54,080	2,358
Total loans(a)	$96,609	$102,483	$15,304	$110,079	$3,699
Loans with no related allowance
Commercial and industrial	$22,406	$45,024	$—	$21,352	$(344)
Commercial real estate — owner occupied	3,772	4,823	—	3,975	—
Commercial and business lending	26,178	49,847	—	25,327	(344)
Commercial real estate — investor	1,585	2,820	—	980	68
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,585	2,820	—	980	68
Total commercial	27,763	52,667	—	26,307	(276)
Residential mortgage	8,795	9,074	—	8,790	203
Home equity	523	542	—	530	—
Other consumer	—	—	—	—	—
Total consumer	9,318	9,616	—	9,320	203
Total loans(a)	$37,081	$62,283	$—	$35,627	$(73)
Total
Commercial and industrial	$63,153	$87,155	$5,721	$73,813	$823
Commercial real estate — owner occupied	5,852	6,910	24	6,154	104
Commercial and business lending	69,005	94,065	5,745	79,967	927
Commercial real estate — investor	2,384	3,625	28	1,807	106
Real estate construction	510	589	75	533	32
Commercial real estate lending	2,894	4,214	103	2,340	138
Total commercial	71,899	98,279	5,848	82,307	1,065
Residential mortgage	50,486	54,223	6,023	51,477	1,992
Home equity	10,124	11,081	3,312	10,739	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	61,791	66,487	9,456	63,400	2,561
Total loans(a)	$133,690	$164,766	$15,304	$145,707	$3,626
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 72% of the unpaid principal balance at December 31, 2018.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The Corporation had a recorded investment of approximately $5 million in loans modified in troubled debt restructurings during the three months ended March 31, 2019, of which $1 million were in accrual status and approximately $4 million were in nonaccrual pending a sustained period of repayment.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	March 31, 2019		December 31, 2018
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$15,443	$107	$25,478	$249
Commercial real estate — owner occupied	2,026	78	2,080	—
Commercial real estate — investor	1,700	—	799	933
Real estate construction	311	187	311	198
Residential mortgage	18,226	21,549	16,036	22,279
Home equity	7,688	2,247	7,385	2,627
Other consumer	1,154	5	1,174	6
Total restructured loans	$46,548	$24,172	$53,263	$26,292
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio, the recorded investment and unpaid principal balance for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	—	$—	$—	2	$92	$92
Commercial real estate — owner occupied	1	78	78	—	—	—
Commercial real estate — investor	—	—	—	1	1,007	1,037
Residential mortgage	25	4,357	4,374	11	1,807	1,807
Home equity	13	293	312	17	1,044	1,060
Other consumer	1	11	11	2	8	11
Total loans modified	40	$4,739	$4,776	33	$3,958	$4,007

(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2019, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2019.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the three months ended March 31, 2019 and 2018 and the recorded investment in these restructured loans as of March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Residential mortgage	5	$613	4	$467
Home equity	7	177	12	954
Total loans modified	12	$790	16	$1,421

All loans modified in a troubled debt restructuring are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the allowance for loan losses.
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
The following table presents a summary of the changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2018	$108,835	$9,255	$40,844	$28,240	$25,595	$19,266	$5,988	$238,023
Charge offs	(13,216)	—	—	(52)	(652)	(254)	(1,312)	(15,486)
Recoveries	5,788	1,193	31	52	195	563	222	8,044
Net Charge offs	(7,428)	1,193	31	—	(457)	309	(1,090)	(7,442)
Provision for loan losses	7,525	131	289	(1,326)	(1,567)	(1,639)	1,087	4,500
March 31, 2019	$108,933	$10,579	$41,164	$26,914	$23,571	$17,936	$5,984	$235,081
Allowance for loan losses
Individually evaluated for impairment	$10,876	$50	$26	$69	$6,197	$3,348	$119	$20,684
Collectively evaluated for impairment	98,057	10,529	41,138	26,845	17,373	14,588	5,866	214,396
Acquired and accounted for under ASC 310-30(a)	—	—	—	—	—	—	—	—
Total allowance for loan losses	$108,933	$10,579	$41,164	$26,914	$23,571	$17,936	$5,984	$235,081
Loans
Individually evaluated for impairment	$87,798	$2,834	$2,335	$498	$54,347	$10,793	$1,158	$159,763
Collectively evaluated for impairment	7,496,743	928,723	3,806,635	1,273,267	8,268,834	858,044	351,443	22,983,688
Acquired and accounted for under ASC 310-30(a)	3,057	836	283	18	664	49	—	4,907
Total loans	$7,587,597	$932,393	$3,809,253	$1,273,782	$8,323,846	$868,886	$352,602	$23,148,359
(a) Loans acquired in business combinations and accounted for under ASC topic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."

For comparison purposes, a summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2018, was as follows:

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
The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. The following table presents a summary of the changes in the allowance for unfunded commitments:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	($ in Thousands)
Allowance for Unfunded Commitments
Balance at beginning of period	$24,336	$24,400
Provision for unfunded commitments	1,500	(2,500)
Amount recorded at acquisition	—	2,436
Balance at end of period	$25,836	$24,336

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
Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	($ in Thousands)
Changes in Accretable Yield
Balance at beginning of period	$1,482	$—
Purchases	—	4,853
Accretion	(221)	(4,954)
Net reclassification from non-accretable yield	23	1,605
Other(a)	—	(22)
Balance at end of period	$1,285	$1,482

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
At March 31, 2019, the Corporation had a total of approximately $18 million in net unaccreted purchase discount, of which approximately $16 million was related to performing loans and approximately $2 million was related to the Corporation's purchased credit-impaired loans.
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2018, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2018 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2018 or the first three months of 2019.
At both March 31, 2019 and December 31, 2018, the Corporation had goodwill of $1.2 billion.

Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDI, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. For CDI and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	($ in Thousands)
Core deposit intangibles
Gross carrying amount	$58,100	$58,100
Accumulated amortization	(6,778)	(5,326)
Net book value	$51,322	$52,774
Additions during the periods	$—	$58,100
Amortization during the year	$1,453	$5,326
Other intangibles
Gross carrying amount	$44,887	$44,931
Reductions due to sale	—	(43)
Accumulated amortization	(22,599)	(21,825)
Net book value	$22,288	$23,062
Additions during the period	$—	$10,359
Amortization during the year	$774	$2,833

Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSR are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.
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

A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance is as follows:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$68,433	$59,168
Additions from acquisition	—	8,136
Additions	1,247	10,722
Amortization	(2,693)	(9,594)
Mortgage servicing rights at end of period	$66,987	$68,433
Valuation allowance at beginning of period	(239)	(784)
(Additions) recoveries, net	(121)	545
Valuation allowance at end of period	(360)	(239)
Mortgage servicing rights, net	$66,626	$68,193
Fair value of mortgage servicing rights	$73,858	$81,012
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,543,467	$8,600,983
Mortgage servicing rights, net to servicing portfolio	0.78%	0.79%
Mortgage servicing rights expense(a)	$2,814	$9,049

(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2019. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Nine Months Ending December 31, 2019	$4,358	$2,050	$7,983
2020	5,810	2,707	11,032
2021	5,810	2,682	9,334
2022	5,810	2,659	7,848
2023	5,810	2,640	6,579
2024	5,810	2,620	5,507
Beyond 2024	17,914	6,931	18,703
Total Estimated Amortization Expense	$51,322	$22,288	$66,987

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

	March 31, 2019	December 31, 2018
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$13,090	$19,710
Securities sold under agreements to repurchase	114,008	91,941
Federal funds purchased and securities sold under agreements to repurchase	127,098	111,651
Commercial paper	32,019	45,423
Total short-term funding	$159,117	$157,074
Long-Term Funding
Corporation senior notes, at par, due 2019	$250,000	$250,000
Bank senior notes, at par, due 2021	300,000	300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Other long-term funding and capitalized costs	(3,993)	(4,389)
Total long-term funding	796,007	795,611
Total short and long-term funding, excluding FHLB advances	$955,123	$952,685
FHLB Advances
Short-term FHLB advances	$20,000	$900,000
Long-term FHLB advances	2,924,769	2,674,371
Total FHLB advances	$2,944,769	$3,574,371

Total short and long-term funding	$3,899,893	$4,527,056

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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of March 31, 2019, the Corporation pledged agency mortgage-related securities with a fair value of $171 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2019 and December 31, 2018 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
March 31, 2019
Repurchase agreements
Agency mortgage-related securities	$114,008	$—	$—	$—	$114,008
Total	$114,008	$—	$—	$—	$114,008
December 31, 2018
Repurchase agreements
Agency mortgage-related securities	$91,941	$—	$—	$—	$91,941
Total	$91,941	$—	$—	$—	$91,941

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
FHLB Advances
At March 31, 2019, the Corporation had $2.9 billion of FHLB advances, down $630 million from December 31, 2018.
As of March 31, 2019, the Corporation had $2.8 billion of putable FHLB advances with a one-time option where the FHLB can call the advance prior to the contractual maturity. The contractual weighted average life to the put date of these advances was 0.69 years, with put dates ranging from 2019 through 2020. The weighted average life to contractual maturity on these advances was 7.08 years, with those dates ranging from 2023 through 2028. As of March 31, 2019, it is anticipated that all of these advances will be called by the FHLB on their put date.
The original contractual maturity or next put date of the Corporation's FHLB advances as of March 31, 2019 and December 31, 2018 are presented in the following table:

	March 31, 2019		December 31, 2018
	Amount	Weighted Average Contractual Coupon Rate	Amount	Weighted Average Contractual Coupon Rate
	($ in Thousands)
Maturity or put date 1 year or less	$2,232,703	2.79%	$2,262,584	2.06%
After 1 but within 2	688,035	2.43%	1,285,039	2.39%
After 2 but within 3	16,064	3.22%	14,393	2.98%
After 3 years	7,968	3.78%	12,354	4.55%
FHLB advances and overall rate	$2,944,769	2.71%	$3,574,371	2.19%

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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, interest rate and commodity-related instruments generally contain language outlining collateral pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house ("centrally cleared"), if possible. Securities are often pledged as collateral for centrally cleared interest rate swaps and derivatives. The Corporation pledged $35 million of investment securities as collateral at March 31, 2019, and pledged $36 million of investment securities as collateral at December 31, 2018. Cash is often pledged as collateral for interest rate swaps and derivatives that are not centrally cleared. At March 31, 2019, the Corporation posted $32 million of cash collateral for the margin compared to $1 million at December 31, 2018.
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
Derivatives to Accommodate Customer Needs
The Corporation also facilitates customer borrowing activity by entering into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value on the consolidated balance sheets with changes in the fair value recorded as a component of capital markets, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
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
The table below identifies the consolidated balance sheets category and fair values of the Corporation’s derivative instruments:

	March 31, 2019			December 31, 2018
($ in Thousands)	Notional Amount	Fair Value	Consolidated Balance Sheets Category	Notional Amount	Fair Value	Consolidated Balance Sheets Category
Derivatives not designated as hedging instruments
Interest rate-related instruments — customer and mirror	$2,726,738	$54,479	Trading assets	$2,707,204	$52,796	Trading assets
Interest rate-related instruments — customer and mirror	2,726,738	(55,008)	Trading liabilities	2,707,204	(52,653)	Trading liabilities
Foreign currency exchange forwards	92,285	1,737	Trading assets	117,879	721	Trading assets
Foreign currency exchange forwards	103,238	(1,665)	Trading liabilities	69,153	(675)	Trading liabilities
Commodity contracts	284,655	21,705	Trading assets	331,727	35,426	Trading assets
Commodity contracts	284,656	(21,186)	Trading liabilities	315,861	(34,340)	Trading liabilities
Interest rate lock commitments (mortgage)	269,075	3,032	Other assets	191,222	2,208	Other assets
Forward commitments (mortgage)	191,112	(1,825)	Other liabilities	139,984	(2,072)	Other liabilities
Purchased options (time deposit)	7,885	156	Other assets	11,185	109	Other assets
Written options (time deposit)	7,885	(156)	Other liabilities	11,185	(109)	Other liabilities
Derivatives designated as hedging instruments
Interest Rate Products	500,000	(128)	Other liabilities	500,000	(40)	Other liabilities

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Line Item in the Statement of Financial Position in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	March 31, 2019
Loans and investment securities receivables(a)	$501,555	$1,555
Total	$501,555	$1,555
(a) These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At March 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $1.1 billion; the positive cumulative basis adjustments associated with these hedging relationships was $2 million; and the amounts of the designated hedged items were $500 million.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income during the three months ended March 31, 2019 and twelve months ended December 31, 2018:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2019		Year Ended December 31, 2018
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$166	$—	$(1,325)	$—
The effects of fair value and cash flow hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	2,057	—	(502)	—
Derivatives designated as hedging instruments(a)	(1,891)	—	(823)	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income during the three months ended March 31, 2019 and 2018:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Three Months Ended March 31,
($ in Thousands)		2019	2018
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$(672)	$492
Foreign currency exchange forwards	Capital markets, net	26	(28)
Commodity contracts	Capital markets, net	(567)	164
Interest rate lock commitments (mortgage)	Mortgage banking, net	824	1,494
Forward commitments (mortgage)	Mortgage banking, net	247	10

Note 11 Balance Sheet Offsetting
Interest Rate-Related Instruments and Commodity Contracts (“Interest and Commodity Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers. The Corporation also enters into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices. The Corporation mitigates these risks by entering into equal and offsetting interest and commodity agreements with highly rated third party financial institutions. The Corporation is party to master netting arrangements with its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and commodity agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See Note 10 for additional information on the Corporation’s derivative and hedging activities.

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
The following table presents the assets and liabilities subject to an enforceable master netting arrangement. The interest and commodity agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross amounts of recognized assets			Gross amounts not offset in the consolidated balance sheets
($ in Thousands)		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Derivative liability available for offset	Collateral received	Net amount
Derivative assets(a)
March 31, 2019	$25,486	$—	$25,486	$(24,210)	$(1,044)	$232
December 31, 2018	65,596	—	65,596	(22,873)	(41,879)	843

	Gross amounts of recognized liabilities			Gross amounts not offset in the consolidated balance sheets
($ in Thousands)		Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Derivative asset available for offset	Collateral pledged	Net amount
Derivative liabilities(b)
March 31, 2019	$52,768	$—	$52,768	$(24,210)	$(25,889)	$2,669
December 31, 2018	22,951	—	22,951	(22,873)	(63)	16
(a) Includes interest and commodity instrument assets. (b) Includes interest and commodity instrument liabilities.

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

	March 31, 2019	December 31, 2018
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$8,687,001	$8,720,293
Commercial letters of credit(a)	6,192	7,599
Standby letters of credit(c)	256,389	255,904

(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at March 31, 2019 or December 31, 2018.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $2 million at both March 31, 2019 and December 31, 2018, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $26 million at March 31, 2019 and $24 million at December 31, 2018, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at March 31, 2019 was $169 million, compared to $136 million at December 31, 2018, included in investment in unconsolidated subsidiaries on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $5 million for both the three months ended March 31, 2019 and 2018. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $160 million at March 31, 2019 and $132 million at December 31, 2018.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $73 million and $51 million at March 31, 2019 and December 31, 2018, respectively.
For the three months ended March 31, 2019 and the year ended December 31, 2018, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $25 million at both March 31, 2019 and December 31, 2018, included in investment in unconsolidated subsidiaries on the consolidated balance sheets.
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
The Corporation does not believe it is presently subject to any legal proceedings the resolution of which would have a material adverse effect on our business, financial condition, operating results or cash flows.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $305 thousand during the three months ended March 31, 2019 and $2 million for the year ended December 31, 2018. The loss reimbursement and settlement claims paid for the three months ended March 31, 2019 and for the year ended December 31, 2018 were negligible. Make whole requests during 2018 and the first three months of 2019 generally arose from loans sold during the period of January 1, 2012 to December 31, 2018. Since January 1, 2012, loans sold totaled $11.3 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2019, approximately $7.3 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve for the three months ended March 31, 2019 and for the year ended December 31, 2018:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
	($ in Thousands)
Balance at beginning of period	$752	$987
Repurchase provision expense	48	345
Adjustments to provision expense	—	(450)
Charge offs, net	(70)	(218)
Amount recorded at acquisition	—	88
Balance at end of period	$730	$752

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2019 and December 31, 2018, there were approximately $31 million and $47 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2019 and December 31, 2018, there were $54 million and $57 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment Securities Available for Sale: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 2 of the fair value hierarchy. See Note 6 for additional disclosure regarding the Corporation’s investment securities.
Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities is primarily comprised of CRA Qualified Investment mutual funds. Since quoted prices for the Corporation's equity securities are readily available in an active market, they are classified in Level 1 of the fair value hierarchy. See Note 6 for additional disclosure regarding the Corporation’s investment securities.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2019, and December 31, 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
Derivative Financial Instruments (Foreign Currency Exchange Forwards): The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to its customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and is classified in Level 2 of the fair value hierarchy. See Note 10 for additional disclosures regarding the Corporation’s foreign currency exchange forwards.
Derivative Financial Instruments (Commodity Contracts): The Corporation enters into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror commodity contracts) with third parties to manage its risk associated with these financial instruments. The valuation of the Corporation’s commodity contracts is determined using quoted prices of the underlying instruments, and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 10 for additional disclosures regarding the Corporation’s commodity contracts.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2019, and December 31, 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Hierarchy	March 31, 2019	December 31, 2018
		($ in Thousands)
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$—	$999
Residential mortgage-related securities
FNMA / FHLMC	Level 2	242,074	295,252
GNMA	Level 2	2,038,100	2,128,531
Private-label	Level 2	878	1,003
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	20,655	—
GNMA	Level 2	1,247,782	1,220,797
FFELP asset backed securities	Level 2	276,899	297,360
Other debt securities	Level 2	3,000	3,000
Total investment securities available for sale	Level 1	—	999
Total investment securities available for sale	Level 2	3,829,388	3,945,943
Equity securities with readily determinable fair values	Level 1	1,609	1,568
Residential loans held for sale	Level 2	81,392	64,321
Commercial loans held for sale	Level 2	15,467	14,943
Interest rate-related instruments	Level 2	54,479	52,796
Foreign currency exchange forwards	Level 2	1,737	721
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	3,032	2,208
Commodity contracts	Level 2	21,705	35,426
Purchased options (time deposit)	Level 2	156	109
Liabilities
Interest rate-related instruments	Level 2	$55,008	$52,653
Foreign currency exchange forwards	Level 2	1,665	675
Forward commitments to sell residential mortgage loans	Level 3	1,825	2,072
Commodity contracts	Level 2	21,186	34,340
Written options (time deposit)	Level 2	156	109
Interest rate products (designated as hedging instruments)	Level 2	128	40

The table below presents a rollforward of the consolidated balance sheets amounts for the three months ended March 31, 2019 and the year ended December 31, 2018, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2017	$1,225
Total net gains (losses) included in income
Mortgage derivative gain (loss)	(1,085)
Balance December 31, 2018	$140
Total net gains (losses) included in income
Mortgage derivative gain (loss)	1,072
Balance March 31, 2019	$1,211

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held for Sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At March 31, 2019, the closing ratio was 85%.
Derivative Financial Instruments (Mortgage Derivative — Forward Commitments to Sell Mortgage Loans): Mortgage derivatives include forward commitments to deliver closed-end residential mortgage loans into conforming Agency Mortgage-Backed Securities or conforming Cash Forward sales. The fair value of such instruments is determined by the difference of current market prices for such traded instruments or available from forward cash delivery commitments and the original traded price for such commitments.

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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs:
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
Mortgage Servicing Rights: MSR do not trade in an active, open market with readily observable prices. While sales of mortgage servicing rights do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its mortgage servicing rights. The valuation model incorporates prepayment assumptions to project mortgage servicing rights cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for mortgage servicing rights, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its mortgage servicing rights assets.
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
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized in the Consolidated Statements of Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
March 31, 2019
Assets
Impaired loans(a)	Level 3	$52,831	Provision for credit losses(b)	$(18,529)
Other real estate owned(c)	Level 2	183	Foreclosure / OREO expense, net	(148)
Mortgage servicing rights	Level 3	73,858	Mortgage banking, net	(121)

December 31, 2018
Assets
Impaired loans(a)	Level 3	$26,191	Provision for credit losses(b)	$(14,521)
Other real estate owned(c)	Level 2	2,200	Foreclosure / OREO expense, net	(1,545)
Mortgage servicing rights	Level 3	81,012	Mortgage banking, net	545

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
The table below presents information about these inputs and further discussion is found above:

	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
March 31, 2019
Mortgage servicing rights	Discounted cash flow	Discount rate	11%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	12%
Impaired Loans	Appraisals / Discounted cash flow	Collateral / Discount factor	27%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		March 31, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$334,095	$334,095	$507,187	$507,187
Interest-bearing deposits in other financial institutions	Level 1	270,843	270,843	221,226	221,226
Federal funds sold and securities purchased under agreements to resell	Level 1	41,405	41,405	148,285	148,285
Investment securities held to maturity	Level 1	999	1,007	—	—
Investment securities held to maturity	Level 2	2,845,690	2,867,864	2,740,511	2,710,271
Investment securities available for sale	Level 1	—	—	999	999
Investment securities available for sale	Level 2	3,829,388	3,829,388	3,945,943	3,945,943
Equity securities with readily determinable fair values	Level 1	1,609	1,609	1,568	1,568
FHLB and Federal Reserve Bank stocks	Level 2	216,940	216,940	250,534	250,534
Residential loans held for sale	Level 2	81,392	81,392	64,321	64,321
Commercial loans held for sale	Level 2	15,467	15,467	14,943	14,943
Loans, net	Level 3	22,913,278	22,626,091	22,702,406	22,317,395
Bank and corporate owned life insurance	Level 2	665,976	665,976	663,203	663,203
Derivatives (trading assets)	Level 2	77,920	77,920	88,943	88,943
Derivatives (other assets)	Level 2	156	156	109	109
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	3,032	3,032	2,208	2,208
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$21,781,392	$21,781,392	$22,081,992	$22,081,992
Brokered CDs and other time deposits(a)	Level 2	3,751,665	3,751,665	2,815,401	2,815,401
Short-term funding(b)	Level 2	179,117	179,117	1,057,074	1,057,074
Long-term funding	Level 2	3,720,776	3,761,004	3,469,982	3,492,174
Standby letters of credit(c)	Level 2	2,478	2,478	2,482	2,482
Derivatives (trading liabilities)	Level 2	77,859	77,859	87,668	87,668
Derivatives (other liabilities)	Level 2	284	284	149	149
Forward commitments to sell residential mortgage loans	Level 3	1,825	1,825	2,072	2,072
(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The carrying amount is a reasonable estimate of fair value for existing short-term funding.
(c) The commitment on standby letters of credit was $256 million at both March 31, 2019 and December 31, 2018. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

Note 14 Retirement Plans
The Corporation has a noncontributory defined benefit retirement account plan, the RAP, covering substantially all employees who meet participation requirements. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan.  There are no other active retiree healthcare plans.
Bank Mutual was acquired on February 1, 2018. The Bank Mutual Pension Plan was merged into the RAP on December 31, 2018. Bank Mutual's Postretirement Plan was merged into the Corporation's Postretirement Plan during the first quarter of 2018. The reported figures in 2018 for both the Bank Mutual Pension Plan and the Corporation's Postretirement Plan only include two months of Bank Mutual expense due to the timing of the Bank Mutual acquisition.
The components of net periodic pension cost and net periodic benefit cost for the RAP, Bank Mutual Pension Plan, and Postretirement Plan for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,925	$1,893
Interest cost	2,413	1,660
Expected return on plan assets	(6,075)	(4,755)
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss	65	463
Total net periodic pension cost	$(1,691)	$(759)
Bank Mutual Pension Plan
Interest cost	N/A	$433
Expected return on plan assets	N/A	(532)
Total net periodic pension cost	N/A	$(99)
Postretirement Plan
Interest cost	$26	$26
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss	(1)	2
Total net periodic benefit cost	$6	$9

The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item "other" of noninterest expense in the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the three months ended March 31, 2019 and 2018.
Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2018 Annual Report on Form 10-K, with certain exceptions. The more significant of these exceptions are described herein.

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
To determine financial performance of each segment, the Corporation allocates FTP assignments, the provision for credit losses, certain noninterest expenses, income tax, and equity to each segment. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised, the interest rate environment evolves, and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically reviewed.
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
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an incurred loss model using the methodologies described in the Corporation’s 2018 Annual Report on Form 10-K to assess the overall appropriateness of the allowance for loan losses. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDI and other intangible assets associated with acquisitions) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2018 Annual Report on Form 10-K.
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

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Net interest income	$115,909	$104,435
Net intersegment interest income (expense)	(22,622)	(8,477)
Segment net interest income	93,287	95,958
Noninterest income	11,445	12,683
Total revenue	104,733	108,641
Credit provision	13,485	10,598
Noninterest expense	38,788	39,250
Income (loss) before income taxes	52,460	58,793
Income tax expense (benefit)	10,003	11,426
Net income	$42,457	$47,367
Allocated goodwill	$524,525	$519,779

	Community, Consumer, and Business
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Net interest income	$88,072	$86,395
Net intersegment interest income (expense)	23,442	17,148
Segment net interest income	111,514	103,543
Noninterest income	74,223	74,036
Total revenue	185,737	177,579
Credit provision	5,033	4,966
Noninterest expense	130,863	127,144
Income (loss) before income taxes	49,841	45,469
Income tax expense (benefit)	10,443	9,549
Net income	$39,398	$35,920
Allocated goodwill	$644,419	$633,377

Information about the Corporation’s segments is presented below: (continued)

	Risk Management and Shared Services
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Net interest income	$11,567	$19,041
Net intersegment interest income (expense)	(821)	(8,671)
Segment net interest income	10,746	10,370
Noninterest income	5,533	3,661
Total revenue	16,280	14,031
Credit provision	(12,518)	(15,563)
Noninterest expense(a)	21,893	46,571
Income (loss) before income taxes	6,905	(16,977)
Income tax expense (benefit)	1,947	(3,146)
Net income	$4,958	$(13,831)
Allocated goodwill	$—	$—

	Consolidated Total
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Net interest income	$215,547	$209,871
Net intersegment interest income (expense)	—	—
Segment net interest income	215,547	209,871
Noninterest income	91,202	90,380
Total revenue	306,749	300,251
Credit provision	6,000	—
Noninterest expense	191,671	212,965
Income (loss) before income taxes	109,078	87,285
Income tax expense (benefit)	22,392	17,829
Net income	$86,686	$69,456
Allocated goodwill	$1,168,944	$1,153,156
(a) For the three months ended March 31, 2019 and 2018, the Risk Management and Shared Services segment includes approximately $632 thousand and $21 million, respectively, of acquisition related noninterest expense.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2019 and 2018 respectively, including changes during the preceding three month period as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2019	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	30,490	—	30,490
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(1,680)	—	(1,680)
Personnel expense	—	(38)	(38)
Other expense	—	64	64
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	69	—	69
Income tax (expense) benefit	(7,301)	(7)	(7,308)
Net other comprehensive income (loss) during period	21,578	20	21,597
Balance March 31, 2019	$(54,065)	$(49,310)	$(103,375)

Balance January 1, 2018	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	(41,834)	—	(41,834)
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	(38)	(38)
Other expense	—	465	465
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Interest income (amortization of net unrealized losses (gains) on available for sale securities transferred to held to maturity securities)	(297)	—	(297)
Income tax (expense) benefit	10,635	(107)	10,528
Net other comprehensive income (loss) during period	(40,000)	(4,915)	(44,915)
Balance March 31, 2018	$(78,453)	$(29,220)	$(107,673)

Note 17 Revenue from Contracts with Customers
Revenue from contracts with customers is recognized when obligations under the terms of a contract with the Corporation's customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation.
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Insurance commissions and fees	$—	$—
Wealth management fees	—	—
Service charges and deposit account fees	3,388	4,225
Card-based fees(a)	328	315
Other revenue	(268)	655
Noninterest Income (in-scope of Topic 606)	$3,448	$5,195
Noninterest Income (out-of-scope of Topic 606)	7,998	7,488
Total Noninterest Income	$11,445	$12,683

	Community, Consumer, and Business
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Insurance commissions and fees	$25,461	$22,624
Wealth management fees	20,180	20,401
Service charges and deposit account fees	11,708	12,183
Card-based fees(a)	8,919	9,154
Other revenue	2,632	2,837
Noninterest Income (in-scope of Topic 606)	$68,899	$67,198
Noninterest Income (out-of-scope of Topic 606)	5,325	6,838
Total Noninterest Income	$74,223	$74,036

The Corporation's disaggregated revenue by major source is presented below: (continued)

	Risk Management and Shared Services
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Insurance commissions and fees	$3	$24
Wealth management fees	—	241
Service charges and deposit account fees	19	12
Card-based fees(a)	49	3
Other revenue	120	52
Noninterest Income (in-scope of Topic 606)	$191	$332
Noninterest Income (out-of-scope of Topic 606)	5,342	3,329
Total Noninterest Income	$5,533	$3,661

	Consolidated Total
	Three Months Ended March 31,
	2019	2018
	($ in Thousands)
Insurance commissions and fees	$25,464	$22,648
Wealth management fees	20,180	20,642
Service charges and deposit account fees	15,115	16,420
Card-based fees(a)	9,295	9,472
Other revenue	2,484	3,544
Noninterest Income (in-scope of Topic 606)	$72,538	$72,725
Noninterest Income (out-of-scope of Topic 606)	18,665	17,655
Total Noninterest Income	$91,202	$90,380
(a) Certain card-based fees are out-of-scope of Topic 606.
The Corporation acquired Diversified in March 2018 and Anderson in June 2018 which resulted in increased insurance commissions and fees.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
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

Card-based fees(a)
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

Trust and asset management fees(b)
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

Brokerage commissions and fees(b)
Brokerage commissions and fees primarily consists of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payments for these services are typically received immediately or in advance of the service.

(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage commissions and fees are included in wealth management fees.
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

Note 18 Leases

The Corporation has operating leases for retail and corporate offices, land, and equipment.

These operating leases have terms of 1 year to 44 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.

The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.

Operating lease costs for the first three months of 2019 were $2.9 million with operating cash flows from operating leases of $2.8 million.

The lease classifications on the consolidated balance sheets were as follows:

	March 31, 2019
($ in Thousands)	Amount	Consolidated Balance Sheets Category
Operating lease right-of-use asset	$49,372	Other assets
Finance lease right-of-use asset	—	Premises and equipment
Operating lease liability	53,516	Accrued expenses and other liabilities
Finance lease liability	—	Other long-term funding

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	March 31, 2019
($ in Thousands)	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	1.36	2.73%
Retail and corporate offices	6.46	3.43%
Land	12.19	3.39%
Total operating leases	7.28	3.42%

Lease payment obligations for each of the next five years and thereafter in addition to a reconciliation to the Corporation’s lease liability were as follows:

($ in Thousands)	Amount
Nine Months Ending December 31, 2019	$8,330
2020	10,583
2021	9,884
2022	7,440
2023	5,297
Beyond 2023	20,110
Total lease payments	61,644
Less: interest	8,129
Present value of lease payments	$53,516

As of March 31, 2019, we have additional operating leases, primarily retail and corporate offices, that have not yet commenced of $19.3 million. These operating leases will commence between May 2019 and July 2023 with lease terms of 3 years to 10 years.

Practical Expedients:
The Corporation elected several practical expedients made available by the FASB. Due to materiality, the Corporation elected not to restate comparative periods upon adoption of the new guidance. In addition, the Corporation elected the package of practical expedients whereby the Corporation did not reassess (i) whether existing contracts are, or contain, leases and (ii) lease classification for existing leases. Lastly, the Corporation elected not to separate lease and nonlease components in determining the consideration in the lease agreement.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
This report contains statements that may constitute forward-looking statements within the meaning of the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, such as statements other than historical facts contained or incorporated by reference into this report. These forward-looking statements include statements with respect to the Corporation’s financial condition, results of operations, plans, objectives, future performance and business, including statements preceded by, followed by or that include the words “believes,” “expects,” or “anticipates,” references to estimates or similar expressions. Future filings by the Corporation with the SEC, and future statements other than historical facts contained in written material, press releases and oral statements issued by, or on behalf of the Corporation may also constitute forward-looking statements.
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 and as may be described from time to time in the Corporation’s subsequent SEC filings.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. Management continually evaluates strategic acquisition opportunities and various other strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Performance Summary

•
Average loans of $23.1 billion increased $1.0 billion, or 5%, from the first three months of 2018. Average deposits of $24.6 billion increased $905 million, or 4%, from the first three months of 2018. For 2019, the Corporation expects to grow 3-6% in annual average loans and maintain a loan-to-deposit ratio under 100%.

•
Net interest income of $216 million increased $6 million, or 3%, from the first three months of 2018. Net interest margin was 2.90% compared to 2.92% for the first three months of 2018. For 2019, the Corporation expects a flat to slightly lower full year net interest margin based on no additional federal funds rate action.

•
Provision for credit losses was $6 million compared to no provision for the first three months of 2018. For 2019, the Corporation expects the provision for credit losses to adjust with changes to risk grade, other indications of credit quality, and loan volume.

•
Noninterest income of $91 million was up $822 thousand, or 1%, from the first three months of 2018. For 2019, the Corporation expects improving year-over-year fee-based revenues and approximately $360 million to $375 million in full year noninterest income.

•
Noninterest expense of $192 million was down $21 million, or 10%, from the first three months of 2018, driven by a reduction of $20 million in acquisition related costs. For 2019, the Corporation expects full year noninterest expense to be approximately $800 million.

Table 1 Summary Results of Operations: Trends

	1Q19	4Q18	3Q18	2Q18	1Q18
	($ in Thousands, except per share data)
Net income	$86,686	$88,985	$85,929	$89,192	$69,456
Net income available to common equity	82,885	85,278	83,521	86,863	67,117
Earnings per common share - basic	0.50	0.52	0.49	0.51	0.41
Earnings per common share - diluted	0.50	0.51	0.48	0.50	0.40
Effective tax rate	20.53%	21.83%	20.64%	14.19%	20.43%

Table 2 Net Interest Income Analysis

	Quarter ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$8,376,163	$100,298	4.86%	$8,019,254	$96,539	4.78%	$7,313,621	$74,706	4.14%
Commercial real estate lending	5,117,926	65,512	5.19%	5,209,743	72,364	5.51%	5,399,429	61,504	4.62%
Total commercial	13,494,089	165,810	4.98%	13,228,997	168,903	5.07%	12,713,050	136,210	4.34%
Residential mortgage(d)	8,366,452	73,981	3.54%	8,314,421	73,158	3.52%	8,066,297	66,955	3.32%
Retail(d)	1,242,973	19,355	6.26%	1,261,307	18,982	6.00%	1,299,181	17,299	5.35%
Total loans	23,103,514	259,147	4.53%	22,804,725	261,043	4.55%	22,078,529	220,464	4.03%
Investment securities
Taxable	4,977,866	29,053	2.34%	5,087,746	29,119	2.29%	5,576,826	30,104	2.16%
Tax-exempt(a)	1,845,352	17,270	3.74%	1,740,964	16,253	3.73%	1,312,913	11,613	3.54%
Other short-term investments	468,449	4,226	3.65%	383,286	3,257	3.38%	313,864	2,177	2.80%
Investments and other	7,291,666	50,549	2.78%	7,211,997	48,629	2.70%	7,203,603	43,894	2.44%
Total earning assets	30,395,180	$309,695	4.11%	30,016,722	$309,672	4.11%	29,282,132	$264,358	3.64%
Other assets, net	3,049,123			3,045,836			2,884,248
Total assets	$33,444,303			$33,062,558			$32,166,380
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$2,098,834	$1,150	0.22%	$1,995,160	$696	0.14%	$1,722,665	$202	0.05%
Interest-bearing demand	4,739,662	13,920	1.19%	4,837,223	14,006	1.15%	4,503,974	7,818	0.70%
Money market	7,388,174	20,786	1.14%	7,089,449	16,532	0.93%	7,215,329	9,785	0.55%
Network transaction deposits	2,225,027	13,626	2.48%	1,880,595	10,943	2.31%	2,408,681	8,778	1.48%
Time deposits	3,121,960	13,291	1.73%	3,060,896	11,982	1.55%	2,715,292	6,830	1.02%
Total interest-bearing deposits	19,573,656	62,773	1.30%	18,863,323	54,159	1.14%	18,565,941	33,412	0.73%
Federal funds purchased and securities sold under agreements to repurchase	177,361	627	1.43%	134,748	442	1.30%	275,578	522	0.77%
Commercial paper	41,640	51	0.50%	41,528	36	0.35%	73,722	60	0.33%
FHLB advances	3,639,660	19,554	2.18%	3,654,905	19,948	2.17%	3,736,510	13,123	1.42%
Long-term funding	795,757	7,396	3.72%	795,379	7,396	3.72%	497,348	4,544	3.66%
Total short and long-term funding	4,654,418	27,628	2.40%	4,626,560	27,822	2.39%	4,583,158	18,249	1.61%
Total interest-bearing liabilities	24,228,074	$90,401	1.51%	23,489,883	$81,980	1.39%	23,149,099	$51,661	0.90%
Noninterest-bearing demand deposits	4,982,553			5,366,711			5,084,957
Other liabilities	418,546			459,204			395,008
Stockholders’ equity	3,815,130			3,746,760			3,537,316
Total liabilities and stockholders’ equity	$33,444,303			$33,062,558			$32,166,380
Interest rate spread			2.60%			2.72%			2.74%
Net free funds			0.30%			0.30%			0.18%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$219,294	2.90%		$227,692	3.02%		$212,697	2.92%
Fully tax-equivalent adjustment		3,747			3,736			2,826
Net interest income		$215,547			$223,955			$209,871
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) Upon conversion, certain Bank Mutual loans were reclassified from home equity to residential mortgage. March 31, 2018 balances have been adjusted to reflect this change.

Notable Contributions to the Change in Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $216 million for the first three months of 2019 compared to $210 million for the first three months of 2018. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.

•
Fully tax-equivalent net interest income of $219 million for the first three months of 2019 was $7 million, or 3%, higher than the first three months of 2018. The net interest margin for the first three months of 2019 was 2.90%, compared to 2.92% for the first three months of 2018.

•
Accreted income from the acquired Bank Mutual loan portfolio contributed $2 million to net interest income for the first three months of 2019 compared to $6 million for the first three months of 2018, of which approximately $2 million of the accreted income was from loan prepayments and other adjustments.

•
Average earning assets of $30.4 billion for the first three months of 2019 were $1.1 billion, or 4%, higher than the first three months of 2018. Average loans of $23.1 billion for the first three months of 2019 increased $1.0 billion, or 5%, from the first three months of 2018, primarily due to a $781 million, or 6%, increase in commercial loans.

•
Average interest-bearing liabilities of $24.2 billion for the first three months of 2019 were up $1.1 billion, or 5%, versus the first three months of 2018. On average, interest-bearing deposits increased $1.0 billion, or 5%, and long-term funding increased $298 million, or 60%, from the first three months of 2018 primarily due to the issuance of $300 million of senior bank notes in August 2018.

•
The cost of interest-bearing liabilities was 1.51% for the first three months of 2019, which was 61 bp higher than the first three months of 2018. The increase was primarily due to a 57 bp increase in the cost of average interest-bearing deposits to 1.30% and a 76 bp increase in the cost of FHLB advances to 2.18%, both primarily due to increases in the Federal Reserve interest rate.

•	The Federal Reserve left the interest rate unchanged for the first quarter of 2019 at a range of 2.25% to 2.50%, compared to a range of 1.50% to 1.75% at the end of the first quarter of 2018.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of impaired and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses.

•
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the three months ended March 31, 2019 was $6 million, compared to no provision for the three months ended March 31, 2018.

•
Net charge offs were $7 million, or 0.13%, of average loans on an annualized basis, for the three months ended March 31, 2019, compared to $9 million, or 0.17%, of average loans on an annualized basis, for the three months ended March 31, 2018.

•	The ratio of the allowance for loan losses to total loans was 1.02% for March 31, 2019 and 1.13% for March 31, 2018.

Noninterest Income
Table 3 Noninterest Income

						1Q19 Change vs
($ in Thousands)	1Q19	4Q18	3Q18	2Q18	1Q18	4Q18	1Q18
Insurance commissions and fees	$25,464	$21,232	$21,636	$23,996	$22,648	20%	12%
Wealth management fees(a)	20,180	20,364	21,224	20,333	20,642	(1)%	(2)%
Service charges and deposit account fees	15,115	16,361	16,904	16,390	16,420	(8)%	(8)%
Card-based fees	9,261	10,316	9,783	10,115	9,442	(10)%	(2)%
Other fee-based revenue	3,983	5,260	4,307	4,272	3,980	(24)%	—%
Total fee-based revenue	74,003	73,533	73,854	75,106	73,132	1%	1%
Capital markets, net	3,189	4,931	5,099	4,783	5,306	(35)%	(40)%
Mortgage banking income	7,526	5,846	6,444	8,451	8,219	29%	(8)%
Mortgage servicing rights expense	2,814	2,575	2,432	2,193	1,849	9%	52%
Mortgage banking, net	4,712	3,271	4,012	6,258	6,370	44%	(26)%
Bank and corporate owned life insurance	3,792	3,247	3,540	3,978	3,187	17%	19%
Other	3,260	1,522	2,802	2,235	2,492	114%	31%
Subtotal	88,956	86,504	89,307	92,360	90,487	3%	(2)%
Asset gains(losses), net(b)	567	(2,456)	(1,037)	2,497	(107)	N/M	N/M
Investment securities gains(losses), net	1,680	—	30	(2,015)	—	N/M	N/M
Total noninterest income	$91,202	$84,046	$88,300	$92,842	$90,380	9%	1%
Mortgage loans originated for sale during period	$162,521	$244,700	$331,334	$318,682	$197,603	(34)%	(18)%
Mortgage loan settlements during period	$159,842	$304,723	$344,849	$294,456	$187,624	(48)%	(15)%
Assets under management, at market value(c)	$11,192	$10,291	$11,206	$10,776	$10,540	9%	6%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) 3Q18 and 2Q18 each include approximately $1 million of Bank Mutual acquisition related asset losses net of asset gains.
(c) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income

•	Insurance revenue was $25 million, up $3 million, or 12%, from the first three months of 2018, driven by the acquisitions of Diversified and Anderson.

•	Service charges and deposit account fees decreased $1 million, or 8%, from the first three months of 2018, primarily driven by a decrease in service charges on business accounts.

•	Mortgage banking, net was down $2 million, or 26%, from the first three months of 2018, primarily driven by lower mortgage banking income and higher MSR expense.

•	Capital markets, net was down $2 million, or 40%, from the first three months of 2018, primarily driven by $1 million of unfavorable credit valuation adjustments.

Noninterest Expense
Table 4 Noninterest Expense

						1Q19 Change vs
($ in Thousands)	1Q19	4Q18	3Q18	2Q18	1Q18	4Q18	1Q18
Personnel	$120,050	$116,535	$124,476	$123,980	$117,685	3%	2%
Technology	19,012	17,944	17,563	19,452	17,715	6%	7%
Occupancy	16,472	14,174	14,519	15,071	15,357	16%	7%
Business development and advertising	6,636	8,950	8,213	7,067	6,693	(26)%	(1)%
Equipment	5,668	5,897	5,838	5,953	5,556	(4)%	2%
Legal and professional	3,951	5,888	5,476	6,284	5,413	(33)%	(27)%
Card Issuance costs	977	1,442	2,247	2,412	2,332	(32)%	(58)%
Loan costs	1,364	790	1,430	761	972	73%	40%
Foreclosure / OREO expense, net	567	909	950	1,021	723	(38)%	(22)%
FDIC assessment	3,750	5,750	7,750	8,250	8,250	(35)%	(55)%
Other intangible amortization	2,226	2,233	2,233	2,168	1,525	—%	46%
Acquisition related costs(a)	632	(981)	2,271	7,107	20,605	N/M	(97)%
Other	10,366	13,632	11,445	11,732	10,140	(24)%	2%
Total noninterest expense	$191,671	$193,163	$204,413	$211,258	$212,965	(1)%	(10)%
Personnel expense to total noninterest expense	63%	60%	61%	59%	55%
Average full-time equivalent employees(b)	4,660	4,659	4,707	4,792	4,637
N/M = Not Meaningful
(a) Includes Huntington branch and Bank Mutual acquisition related costs only
(b) Average full-time equivalent employees without overtime

Notable Contributions to the Change in Noninterest Expense

•	Personnel expense (which includes salary-related expenses and fringe benefit expenses) of $120 million increased $2 million from the first three months of 2018.

•	FDIC assessment decreased $5 million from the first three months of 2018 driven by the FDIC surcharge assessment ending in late 2018.

•	Acquisition related costs decreased $20 million from the first three months of 2018.
Income Taxes

The Corporation recognized income tax expense of $22 million for the three months ended March 31, 2019, compared to income tax expense of $18 million for the three months ended March 31, 2018. The change in income tax expense was primarily due to the increase in the level of pre-tax book income. The effective tax rate was 20.53% for the first three months of 2019, compared to an effective tax rate of 20.43% for the first three months of 2018.

Income tax expense recorded in the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section Critical Accounting Policies, in the Corporation’s 2018 Annual Report on Form 10-K for additional information on income taxes.

Balance Sheet Analysis

•	At March 31, 2019, total assets were $33.7 billion, up $53 million from December 31, 2018 and up $334 million, or 1%, from March 31, 2018.

•
Loans of $23.1 billion at March 31, 2019 were up $208 million, or 1%, from December 31, 2018 and were up $338 million, or 1%, from March 31, 2018. See section Loans for additional information on loans.

•
At March 31, 2019, total deposits of $25.5 billion were up $636 million, or 3%, from December 31, 2018 and were up $1.7 billion, or 7%, from March 31, 2018. See section Deposits and Customer Funding for additional information on deposits.

•
Long-term funding, excluding FHLB advances, was $796 million at March 31, 2019, relatively unchanged from December 31, 2018 and increased 60% from March 31, 2018 primarily driven by a $300 million senior bank note issuance during the third quarter of 2018.

•
At March 31, 2019, preferred equity was $257 million, unchanged from December 31, 2018 and up $97 million from March 31, 2018 as a result of the Corporation's $100 million Non-Cumulative Perpetual Preferred Stock, Series E issuance during the third quarter of 2018.

Loans
Table 5 Period End Loan Composition

	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$7,587,597	33%	$7,398,044	32%	$7,159,941	31%	$7,109,796	31%	$6,756,983	30%
Commercial real estate — owner occupied	932,393	4%	920,443	4%	867,682	4%	888,330	4%	900,913	4%
Commercial and business lending	8,519,990	37%	8,318,487	36%	8,027,622	35%	7,998,126	35%	7,657,896	34%
Commercial real estate — investor	3,809,253	16%	3,751,554	16%	3,924,499	17%	3,996,415	17%	4,077,671	18%
Real estate construction	1,273,782	6%	1,335,031	6%	1,416,209	6%	1,487,159	6%	1,579,778	7%
Commercial real estate lending	5,083,035	22%	5,086,585	22%	5,340,708	23%	5,483,574	24%	5,657,449	25%
Total commercial	13,603,025	59%	13,405,072	58%	13,368,330	58%	13,481,700	59%	13,315,345	58%
Residential mortgage	8,323,846	36%	8,277,712	36%	8,227,649	36%	8,207,253	36%	8,197,223	36%
Home equity	868,886	4%	894,473	4%	901,275	4%	911,363	4%	923,470	4%
Other consumer	352,602	2%	363,171	2%	369,858	2%	376,470	2%	374,453	2%
Total consumer	9,545,333	41%	9,535,357	42%	9,498,782	42%	9,495,086	41%	9,495,146	42%
Total loans	$23,148,359	100%	$22,940,429	100%	$22,867,112	100%	$22,976,786	100%	$22,810,491	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2018 and the first three months of 2019. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations were placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

Table 6 Loan Distribution and Interest Rate Sensitivity

March 31, 2019	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
	($ in Thousands)
Commercial and industrial	$6,970,851	$500,539	$116,207	$7,587,597	33%
Commercial real estate — owner occupied	503,650	277,661	151,082	932,393	4%
Commercial real estate — investor	3,222,155	494,679	92,419	3,809,253	16%
Real estate construction	1,210,988	59,928	2,866	1,273,782	6%
Residential Mortgage - Adjustable(b)	628,426	2,873,068	1,688,217	5,189,710	22%
Residential Mortgage - Fixed	69,108	62,041	3,002,987	3,134,136	14%
Home Equity	43,549	69,504	755,832	868,886	4%
Other Consumer	155,427	46,418	150,757	352,602	2%
Total Loans	$12,804,154	$4,383,838	$5,960,366	$23,148,359	100%
Fixed rate	$5,552,484	$1,076,892	$3,467,282	$10,096,658	44%
Floating or adjustable rate	7,251,670	3,306,947	2,493,084	13,051,700	56%
Total	$12,804,154	$4,383,838	$5,960,366	$23,148,359	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.

At March 31, 2019, $18.6 billion, or 80%, of the loans outstanding were either an adjustable rate or a floating rate, or either re-pricing or maturing within one year.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 7 Loans of the notes to consolidated financial statements, for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2019, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

March 31, 2019	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	9%	23%
Power and Utilities	6%	16%
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

March 31, 2019	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	33%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2019. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years.
The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its consolidated balance sheets.
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

Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $155 million and $162 million of student loans at March 31, 2019 and December 31, 2018, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 9 provides detailed information regarding nonperforming assets, which include nonaccrual loans, other real estate owned, and other nonperforming assets:
Table 9 Nonperforming Assets

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in Thousands)
Nonperforming assets
Commercial and industrial	$73,379	$41,021	$50,146	$81,776	$102,667
Commercial real estate — owner occupied	890	3,957	4,779	18,649	20,636
Commercial and business lending	74,269	44,978	54,925	100,425	123,303
Commercial real estate — investor	776	1,952	19,725	26,503	15,574
Real estate construction	739	979	1,154	1,544	1,219
Commercial real estate lending	1,516	2,931	20,879	28,047	16,793
Total commercial	75,784	47,909	75,804	128,472	140,096
Residential mortgage	67,323	67,574	65,896	62,896	55,100
Home equity	12,300	12,339	12,324	12,958	13,218
Other consumer	149	79	68	134	139
Total consumer	79,772	79,992	78,288	75,988	68,456
Total nonaccrual loans	155,556	127,901	154,092	204,460	208,553
Commercial real estate owned	3,434	4,047	4,680	4,848	7,511
Residential real estate owned	3,740	2,963	3,630	3,715	5,806
Bank properties real estate owned	5,112	4,974	17,343	18,645	3,601
Other real estate owned (“OREO”)	12,286	11,984	25,653	27,207	16,919
Other nonperforming assets	—	—	6,379	7,059	7,117
Total nonperforming assets (“NPAs”)	$167,843	$139,885	$186,124	$238,726	$232,589
Accruing loans past due 90 days or more
Commercial	$287	$311	$319	$222	$505
Consumer	1,931	1,853	1,856	1,617	2,888
Total accruing loans past due 90 days or more	$2,218	$2,165	$2,175	$1,839	$3,393
Restructured loans (accruing)
Commercial	$19,480	$28,668	$43,199	$36,852	$47,460
Consumer	27,068	24,595	25,955	26,871	29,041
Total restructured loans (accruing)	$46,548	$53,263	$69,154	$63,723	$76,501
Nonaccrual restructured loans (included in nonaccrual loans)	$24,172	$26,292	$33,757	$38,005	$23,827
Ratios
Nonaccrual loans to total loans	0.67%	0.56%	0.67%	0.89%	0.91%
NPAs to total loans plus OREO	0.72%	0.61%	0.81%	1.04%	1.02%
NPAs to total assets	0.50%	0.42%	0.56%	0.71%	0.70%
Allowance for loan losses to nonaccrual loans	151.12%	186.10%	153.32%	123.55%	123.26%

Table 9 Nonperforming Assets (continued)

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in Thousands)
Accruing loans 30-89 days past due
Commercial and industrial	$3,295	$525	$5,732	$588	$880
Commercial real estate — owner occupied	6,066	2,699	6,126	193	511
Commercial and business lending	9,361	3,224	11,858	781	1,391
Commercial real estate — investor	1,090	3,767	373	828	240
Real estate construction	6,773	330	517	19,765	490
Commercial real estate lending	7,863	4,097	890	20,593	730
Total commercial	17,224	7,321	12,748	21,374	2,121
Residential mortgage	13,274	9,706	8,899	9,341	15,133
Home equity	6,363	6,049	8,080	7,270	5,868
Other consumer	2,364	2,269	1,979	1,735	1,811
Total consumer	22,001	18,024	18,958	18,346	22,812
Total accruing loans 30-89 days past due	$39,225	$25,345	$31,706	$39,720	$24,934
Potential problem loans
Commercial and industrial	$111,772	$116,578	$144,468	$172,177	$196,766
Commercial real estate — owner occupied	48,929	55,964	32,526	38,879	34,410
Commercial and business lending	160,701	172,542	176,994	211,056	231,176
Commercial real estate — investor	70,613	67,481	49,842	24,790	46,970
Real estate construction	4,600	3,834	3,392	3,168	1,695
Commercial real estate lending	75,213	71,315	53,234	27,958	48,665
Total commercial	235,914	243,856	230,228	239,014	279,841
Residential mortgage	5,351	5,975	6,073	2,355	2,155
Home equity	91	103	148	142	188
Other consumer	—	—	—	6	—
Total consumer	5,443	6,078	6,221	2,503	2,343
Total potential problem loans	$241,357	$249,935	$236,449	$241,517	$282,184
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7 Loans of the notes to consolidated financial statements for additional nonaccrual loan disclosures. See also sections Credit Risk and Allowance for Credit Losses.
Accruing loans past due 90 days or more: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.
Restructured loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 7 Loans of the notes to consolidated financial statements for additional restructured loans disclosures.
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

Allowance for Credit Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled Credit Risk. See Note 7 Loans of the notes to consolidated financial statements for additional disclosures on the allowance for credit losses.
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular category. Therefore, management considers the allowance for loan losses a critical accounting policy—See section Critical Accounting Policies, in the Corporation’s 2018 Annual Report on Form 10-K for additional information on the allowance for loan losses. See section, Nonperforming Assets, for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 5 provides information on loan growth and period end loan composition, Table 9 provides additional information regarding nonperforming assets, and Table 10 and Table 11 provide additional information regarding activity in the allowance for loan losses.
The methodology used for the allocation of the allowance for loan losses at March 31, 2019 and December 31, 2018 was generally comparable. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry segments. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 10 Allowance for Credit Losses

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$238,023	$236,250	$252,601	$257,058	$265,880
Provision for loan losses	4,500	2,000	(4,000)	4,000	500
Charge offs	(15,486)	(6,151)	(17,304)	(14,926)	(12,155)
Recoveries	8,044	5,923	4,953	6,470	2,832
Net charge offs	(7,442)	(228)	(12,351)	(8,456)	(9,323)
Balance at end of period	$235,081	$238,023	$236,250	$252,601	$257,058
Allowance for Unfunded Commitments
Balance at beginning of period	$24,336	$25,336	$26,336	$26,336	$24,400
Provision for unfunded commitments	1,500	(1,000)	(1,000)	—	(500)
Amount recorded at acquisition	—	—	—	—	2,436
Balance at end of period	$25,836	$24,336	$25,336	$26,336	$26,336
Allowance for credit losses(a)	$260,917	$262,359	$261,586	$278,937	$283,394
Provision for credit losses(b)	6,000	1,000	(5,000)	4,000	—
Net loan (charge offs) recoveries
Commercial and industrial	$(7,428)	$2,974	$(6,893)	$(6,606)	$(6,599)
Commercial real estate — owner occupied	1,193	282	(252)	270	(1,025)
Commercial and business lending	(6,235)	3,256	(7,145)	(6,336)	(7,624)
Commercial real estate — investor	31	(2,107)	(3,958)	(1,189)	8
Real estate construction	—	106	(195)	48	189
Commercial real estate lending	31	(2,001)	(4,153)	(1,141)	197
Total commercial	(6,203)	1,255	(11,298)	(7,477)	(7,427)
Residential mortgage	(457)	(94)	5	(135)	(131)
Home equity	309	(270)	200	140	(677)
Other consumer	(1,090)	(1,118)	(1,258)	(984)	(1,088)
Total consumer	(1,239)	(1,482)	(1,053)	(979)	(1,896)
Total net charge offs	$(7,442)	$(228)	$(12,351)	$(8,456)	$(9,323)
Ratios
Allowance for loan losses to total loans	1.02%	1.04%	1.03%	1.10%	1.13%
Allowance for loan losses to net charge offs (annualized)	7.8x	263.1x	4.8x	7.4x	6.8x
(a) Includes the allowance for loan losses and the allowance for unfunded commitments.
(b) Includes the provision for loan losses and the provision for unfunded commitments.

Table 11 Annualized net (charge offs) recoveries(a)

(In basis points)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net loan (charge offs) recoveries
Commercial and industrial	(40)	16	(39)	(39)	(41)
Commercial real estate — owner occupied	53	13	(11)	12	(48)
Commercial and business lending	(30)	16	(36)	(33)	(42)
Commercial real estate — investor	—	(22)	(40)	(12)	—
Real estate construction	—	3	(5)	1	5
Commercial real estate lending	—	(15)	(30)	(8)	1
Total commercial	(19)	4	(34)	(22)	(24)
Residential mortgage	(2)	—	—	(1)	(1)
Home equity	14	(12)	9	6	(30)
Other consumer	(123)	(121)	(133)	(105)	(115)
Total consumer	(5)	(6)	(4)	(4)	(8)
Total net charge offs	(13)	—	(21)	(15)	(17)
(a) Annualized ratio of net charge offs to average loans by loan type.

Notable Contributions to the Change in Allowance for Credit Losses

•
Total loans increased $208 million, or 1%, from December 31, 2018, primarily driven by a $202 million, or 2%, increase in commercial and business lending. Compared to March 31, 2018, total loans increased $338 million, or 1%, primarily driven by an $862 million, or 11%, increase in commercial and business lending which was partially offset by a $574 million, or 10%, decrease in commercial real estate lending. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Potential problem loans decreased $9 million, or 3%, from December 31, 2018 primarily due to the downward migration of commercial related credits and decreased $41 million, or 14%, from March 31, 2018, primarily due to the improvement of commercial and industrial related credits. See Table 9 for additional information on the changes in potential problem loans.

•
Total nonaccrual loans increased $28 million, or 22%, from December 31, 2018, primarily due to migration in commercial and industrial credits. Compared to March 31, 2018, total nonaccrual loans decreased $53 million, or 25%, primarily due to improvements in commercial credits. See also Note 7 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
Year-to-date net charge offs decreased $2 million, or 20%, from the comparable period last year. See Table 10 and Table 11 for additional information regarding the activity in the allowance for loan losses.

Management believes the level of allowance for loan losses to be appropriate at March 31, 2019.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 12 Period End Deposit and Customer Funding Composition

($ in Thousands)	March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,334,154	21%	$5,698,530	23%	$5,421,270	22%	$5,341,361	22%	$5,458,473	23%
Savings	2,215,857	9%	2,012,841	8%	1,937,006	8%	1,887,777	8%	1,883,638	8%
Interest-bearing demand	5,226,362	20%	5,336,952	21%	5,096,998	21%	4,650,407	20%	4,719,566	20%
Money market	9,005,018	35%	9,033,669	36%	9,087,587	37%	9,208,993	39%	9,086,553	38%
Brokered CDs	387,459	2%	192,234	1%	235,711	1%	228,029	1%	44,503	—%
Other time	3,364,206	13%	2,623,167	11%	3,053,041	12%	2,499,747	10%	2,632,869	11%
Total deposits	$25,533,057	100%	$24,897,393	100%	$24,831,612	100%	$23,816,314	100%	$23,825,602	100%
Customer funding(a)	146,027		137,364		184,269		235,804		297,289
Total deposits and customer funding	$25,679,083		$25,034,757		$25,015,882		$24,052,118		$24,122,891
Network transaction deposits(b)	$2,204,204		$2,276,296		$1,852,863		$2,094,670		$2,244,739
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$23,087,421		$22,566,227		$22,927,308		$21,729,419		$21,833,649
Time deposits of more than $250,000	$1,634,965		$924,332		$1,350,256		$804,210		$906,727
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•	Total deposits increased $636 million, or 3%, from December 31, 2018 and increased $1.7 billion, or 7%, from March 31, 2018.

•	Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts comprised 85% of the Corporation's total deposits at March 31, 2019.

•
Included in the above amounts were $2.2 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 9% of the Corporation's total deposits at March 31, 2019.

•	Other time deposits increased $741 million, or 28%, from December 31, 2018 and increased $731 million, or 28%, from March 31, 2018, primarily due to an increase in CDs issued to public entities.
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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2019, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of March 31, 2019, the Bank had $3.4 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2019, the Bank had $2.8 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which, $32 million was outstanding as of March 31, 2019.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are funding sources for the Parent Company.

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

•
Associated Bank has implemented a global bank note program pursuant to which it may from time to time offer up to $2.0 billion aggregate principal amount of its unsecured senior and subordinated notes.

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and Associated Bank at March 31, 2019 are displayed below:
Table 13 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Stable	Stable

For three months ended March 31, 2019, net cash used in operating activities, investing activities, and financing activities was $14 million, $163 million, and $54 million, respectively, for a net decrease in cash, cash equivalents, and restricted cash of $230 million since year-end 2018. At March 31, 2019, assets of $33.7 billion increased $53 million from year-end 2018. On the funding side, deposits of $25.5 billion increased $636 million from year-end 2018.
For three months ended March 31, 2018, net cash provided by operating activities and financing activities was $43 million and $24 million, respectively, while investing activities used net cash of $350 million, for a net decrease in cash, cash equivalents, and restricted cash of $283 million since year-end 2017. At March 31, 2018, assets of $33.4 billion increased $2.9 billion, or 9%, from year-end 2017, primarily due to a $2.0 billion net increase in loans, of which $1.9 billion was from the Bank Mutual acquisition. On the funding side, deposits of $23.8 billion increased $1.0 billion, or 5%, from year-end 2017, primarily driven by $1.8 billion of deposits assumed as a result of the Bank Mutual acquisition partially offset by seasonal deposit outflows.
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
Policies established by the Corporation’s ALCO and approved by the Board of Directors are intended to limit these risks. The Board has delegated day-to-day responsibility for managing market and interest rate risk to ALCO. The primary objectives of market risk management is to minimize any adverse effect that changes in market risk factors may have on net interest income and to offset the risk of price changes for certain assets recorded at fair value.
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No limit breaches occurred during the first three months of 2019.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. Based on current rate expectations for a flattening yield curve, the Corporation's earnings at risk profile is slightly asset sensitive at March 31, 2019. While the modeled outcome of instantaneous and sustained parallel rate shocks of 100 bp or more indicate increased asset sensitivity, which would provide increased earnings, we see a low probability of a sustained parallel shift occurring in the near term.

For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2018 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to instantaneous moves in benchmark interest rates from a baseline scenario. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
Table 14 Estimated % Change in Rate Sensitive Earnings at Risk (EAR) Over 12 Months

	Dynamic Forecast March 31, 2019	Static Forecast March 31, 2019	Dynamic Forecast December 31, 2018	Static Forecast December 31, 2018
Instantaneous Rate Change
100 bp increase in interest rates	4.8%	4.1%	5.0%	4.1%
200 bp increase in interest rates	9.5%	8.0%	9.9%	8.1%
At March 31, 2019, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Table 15 Market Value of Equity Sensitivity

	March 31, 2019	December 31, 2018
Instantaneous Rate Change
100 bp increase in interest rates	(2.3)%	(2.0)%
200 bp increase in interest rates	(5.4)%	(4.5)%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
Table 16 summarizes significant contractual obligations and other commitments at March 31, 2019, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 16 Contractual Obligations and Other Commitments

March 31, 2019	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$2,706,368	$923,141	$117,280	$4,876	$3,751,665
Short-term funding	159,117	—	—	—	159,117
FHLB advances	32,703	104,099	454,330	2,353,638	2,944,769
Long-term funding	249,775	297,881	—	248,351	796,007
Operating leases	10,235	19,607	12,267	22,622	64,732
Commitments to extend credit	4,166,952	2,600,601	2,018,675	169,848	8,956,076
Total	$7,325,150	$3,945,329	$2,602,552	$2,799,335	$16,672,366
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2019, is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See also Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2019, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in Table 17.

Table 17 Capital Ratios

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in Thousands)
Risk-based Capital(a)
CET1	$2,484,941	$2,449,721	$2,475,043	$2,528,002	$2,473,677
Tier 1 capital	2,741,159	2,705,939	2,731,194	2,686,658	2,632,912
Total capital	3,250,428	3,216,575	3,240,983	3,213,726	3,164,362
Total risk-weighted assets	24,140,413	23,875,278	23,907,156	24,059,029	23,535,483
CET1 capital ratio	10.29%	10.26%	10.35%	10.51%	10.51%
Tier 1 capital ratio	11.36%	11.33%	11.42%	11.17%	11.19%
Total capital ratio	13.46%	13.47%	13.56%	13.36%	13.45%
Tier 1 leverage ratio	8.49%	8.48%	8.43%	8.32%	8.48%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.38%	11.24%	11.34%	11.20%	11.13%
Dividend payout ratio(b)	34.00%	32.69%	30.61%	29.41%	36.59%
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
(b) Ratio is based upon basic earnings per common share.

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2019.

Non-GAAP Measures
Table 18 Non-GAAP Measures

	Quarter Ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	($ in Thousands)
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets	7.20%	7.03%	7.11%	7.29%	7.22%
Return on average equity	9.21%	9.42%	9.06%	9.61%	7.96%
Return on average tangible common equity	14.52%	15.08%	14.14%	14.98%	11.99%
Return on average Common equity Tier 1	13.58%	13.94%	13.18%	14.00%	11.39%
Return on average assets	1.05%	1.07%	1.02%	1.07%	0.88%
Average stockholders' equity / average assets	11.41%	11.33%	11.22%	11.13%	11.00%
Tangible Common Equity and Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,579,153	$3,524,171	$3,540,322	$3,610,843	$3,552,846
Goodwill and other intangible assets, net	(1,242,554)	(1,244,859)	(1,246,991)	(1,247,011)	(1,232,870)
Tangible common equity	$2,336,600	$2,279,312	$2,293,331	$2,363,832	$2,319,977
Tangible Assets Reconciliation(a)
Total assets	$33,700,866	$33,647,859	$33,489,002	$33,652,647	$33,366,505
Goodwill and other intangible assets, net	(1,242,554)	(1,244,859)	(1,246,991)	(1,247,011)	(1,232,870)
Tangible assets	$32,458,312	$32,402,999	$32,242,010	$32,405,635	$32,133,636
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,558,414	$3,490,043	$3,589,387	$3,561,319	$3,377,388
Goodwill and other intangible assets, net	(1,244,007)	(1,246,102)	(1,246,089)	(1,235,623)	(1,107,503)
Tangible common equity	2,314,406	2,243,941	2,343,298	2,325,696	2,269,885
Less: Accumulated other comprehensive income / loss	115,767	137,190	125,225	117,497	89,105
Less: Deferred tax assets/deferred tax liabilities, net	45,132	45,790	44,749	45,308	30,943
Average common equity Tier 1	$2,475,305	$2,426,921	$2,513,272	$2,488,501	$2,389,933
Efficiency Ratio Reconciliation(c)
Federal Reserve efficiency ratio	63.32%	62.39%	66.12%	65.77%	70.76%
Fully tax-equivalent adjustment	(0.77)%	(0.75)%	(0.75)%	(0.65)%	(0.66)%
Other intangible amortization	(0.73)%	(0.72)%	(0.73)%	(0.68)%	(0.51)%
Fully tax-equivalent efficiency ratio	61.83%	60.93%	64.66%	64.45%	69.60%
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

Sequential Quarter Results

The Corporation reported net income of $87 million for the first quarter of 2019, compared to net income of $89 million for the fourth quarter of 2018. Net income available to common equity was $83 million for the first quarter of 2019 or $0.50 for basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2018 was $85 million, or net income of $0.52 for basic and $0.51 diluted earnings per common share, respectively (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2019 was $219 million, $8 million lower than the fourth quarter of 2018. The net interest margin in the first quarter of 2019 was down 12 bp to 2.90%. Average earning assets increased $378 million to $30.4 billion in the first quarter of 2019, primarily driven by a $357 million increase in commercial and business lending. On the funding side, average interest-bearing deposits were up $710 million while noninterest-bearing demand deposits were down $384 million (see Table 2).
The provision for credit losses was $6 million for the first quarter of 2019, up from $1 million in the fourth quarter of 2018 (see Table 10). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.

Noninterest income for the first quarter of 2019 increased $7 million, or 9%, to $91 million compared to the fourth quarter of 2018. Insurance commission fees increased $4 million, or 20%, from the fourth quarter of 2018 primarily driven by seasonally higher property and casualty revenues. Asset gains (losses), net was up $3 million from the fourth quarter of 2018 primarily driven by a $2 million write-off in the fourth quarter of 2018 relating to the sale of the Corporation's ownership interest in a profit participation. (see Table 9).
Noninterest expense decreased $1 million, or 1%, to $192 million, primarily driven by a decrease of $2 million in each of the following categories: business development and advertising, legal and professional, and FDIC assessment costs. These decreases were partially offset by a $4 million increase in personnel expense driven by the annual incentive grant.
For the first quarter of 2019, the Corporation recognized income tax expense of $22 million, compared to income tax expense of $25 million for the fourth quarter of 2018. The effective tax rate was 20.53% and 21.83% for the first quarter of 2019 and the fourth quarter of 2018, respectively. See Income Taxes section for a detailed discussion on income taxes.

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

Table 19 Selected Segment Financial Data

	Three Months Ended March 31,
($ in Thousands)	2019	2018	Change
Corporate and Commercial Specialty
Total revenue	$104,733	$108,641	(4)%
Credit provision	13,485	10,598	27%
Noninterest expense	38,788	39,250	(1)%
Income tax expense (benefit)	10,003	11,426	(12)%
Average earning assets	12,270,017	11,389,211	8%
Average loans	12,260,613	11,378,390	8%
Average deposits	8,215,954	8,057,246	2%
Average allocated capital (Average CET1)(a)	1,225,325	1,171,038	5%
Return on average allocated capital (ROCET1)(a)	14.05%	16.40%	(235) bp
Community, Consumer, and Business
Total revenue	$185,737	$177,579	5%
Credit provision	5,033	4,966	1%
Noninterest expense	130,863	127,144	3%
Income tax expense (benefit)	10,443	9,549	9%
Average earning assets	10,333,020	10,137,899	2%
Average loans	10,330,071	10,133,202	2%
Average deposits	13,736,939	13,096,782	5%
Average allocated capital (Average CET1)(a)	648,153	632,723	2%
Return on average allocated capital (ROCET1)(a)	24.65%	23.02%	163 bp
Risk Management and Shared Services
Total revenue	$16,280	$14,031	16%
Credit provision	(12,518)	(15,563)	(20)%
Noninterest expense	21,893	46,571	(53)%
Income tax expense (benefit)	1,947	(3,146)	N/M
Average earning assets	7,792,143	7,755,022	—%
Average loans	512,830	566,936	(10)%
Average deposits	2,603,316	2,496,870	4%
Average allocated capital (Average CET1)(a)	601,827	586,172	3%
Return on average allocated capital (ROCET1)(a)	0.78%	(11.19)%	N/M
Consolidated Total
Total revenue	$306,749	$300,251	2%
Return on average allocated capital (ROCET1)(a)	13.58%	11.39%	219 bp
(a) The Federal Reserve establishes capital adequacy requirements for the Corporation, including common equity Tier 1. For segment reporting purposes, the return on common equity Tier 1 ("ROCET1") reflects return on average allocated common equity Tier 1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends. Please refer to Table 18 for a reconciliation of non-GAAP financial measures to GAAP financial measures.

Notable Changes in Segment Financial Data
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions.

•	Revenue decreased $4 million, or 4%, from the first three months of 2018 primarily due to decreased segment net interest income of $3 million.

•	Credit provision increased $3 million, or 27%, from the first three months of 2018.

•	Average loans increased $882 million, or 8%, from the first three months of 2018 primarily due to growth in commercial and business lending of $1.1 billion.

The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services.

•	Revenue increased $8 million, or 5%, from the first three months of 2018 primarily due to increased segment net interest income.

•
Noninterest expense increased $4 million, or 3%, from the first three months of 2018 in part due to the acquisitions of Diversified and Anderson during the first and second quarters of 2018, respectively.

•	Average deposits increased $640 million, or 5%, from the first three months of 2018.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegement eliminations, and residual revenues and expenses.

•	Revenue increased $2 million, or 16%, from the first quarter of 2018 primarily driven by $2 million of investment securities gains during the first three months of 2019.

•
Noninterest expense, from the first three months of 2018, decreased $25 million, or 53%, primarily driven by $21 million of acquisition related costs recorded in the first three months of 2018. In addition, certain unallocated expenses related to Bank Mutual shared services and operations were recorded in Risk Management and Shared Services prior to system conversion in late June 2018.

•	Income tax expense increased $5 million from the first quarter of 2018 primarily driven by higher income before taxes.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, mortgage servicing rights valuation, and income taxes. A discussion of these policies can be found in the Critical Accounting Policies section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2018 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting policies since December 31, 2018.

Future Accounting Pronouncements
New accounting policies adopted by the Corporation are discussed in Note 3 Summary of Significant Accounting Policies of the notes to consolidated financial statements.
The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are displayed in the table below:

Standard	Description	Date of anticipated adoption	Effect on financial statements
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
1st Quarter 2020
The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity. A cross-functional team,consisting of credit, risk management, finance and information technology is currently developing the allowance methodology and assumptions that will be used under the new life of loan methodology. In determining the appropriate methodology, the Corporation has reviewed portfolio segmentation, data, system requirements or upgrades, and the development of models. The Corporation will continue to review and update assumptions, as appropriate. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to the opening retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. While the financial impact of adopting this amendment has not yet been quantified, it is anticipated there will be an increase to the Allowance for Credit Losses as a result of the change from an incurred loss model to an expected loss model which encompasses losses expected over the life of the loan. The extent of the increase is dependent upon the composition of the portfolio, credit quality, and the economic conditions and forecasts at the time of adoption.

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

The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are displayed in the table below: (continued)

Standard	Description	Date of anticipated adoption	Effect on financial statements
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
Recent Developments
On April 30, 2019, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.17 per common share, payable on June 17, 2019, to shareholders of record at the close of business on June 3, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Perpetual Preferred Stock, payable on June 17, 2019 to shareholders of record at the close of business on June 3, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated’s 5.375% Series D Perpetual Preferred Stock, payable on June 17, 2019 to shareholders of record at the close of business on June 3, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated’s 5.875% Series E Perpetual Preferred Stock, payable on June 17, 2019 to shareholders of record at the close of business on June 3, 2019.

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
As of March 31, 2019, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2019.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

The information required by this item is set forth in Part I, Item 1 under Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2019, the Corporation repurchased $30 million, or approximately 1.3 million shares, of common stock. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period
January 1, 2019 - January 31, 2019	—	$—	—	—
February 1, 2019 - February 28, 2019	—	—	—	—
March 1, 2019 - March 31, 2019	1,308,301	22.93	1,308,301	—
Total	1,308,301	$22.93	1,308,301	8,493,672
(a) During the first quarter of 2019, the Corporation repurchased 331,901 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

On February 5, 2019, the Board of Directors authorized the repurchase of up to $100 million of Associated’s common stock. This repurchase authorization is in addition to the previously authorized repurchases. There remains approximately $81 million under the previous authorizations, such that there is now approximately $181 million authorized in the aggregate.

Repurchases under such authorizations are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities

Preferred Stock Purchases
During the first quarter of 2019, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of March 31, 2019. Using the closing stock price on March 31, 2019 of $25.83, a total of approximately 387,000 shares remained available to be repurchased under the previously approved Board authorizations as of March 31, 2019.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of March 31, 2019. Using the closing stock price on March 31, 2019 of $24.46, a total of approximately 591,000 shares remained available to be repurchased under the previously approved Board authorizations as of March 31, 2019.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: April 30, 2019	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: April 30, 2019	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: April 30, 2019	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer