Form 10-Q
period 2019-06-30
ASSOCIATED BANC-CORP
filed 2019-07-30
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ASB	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 6.125% Non-Cum. Perp Pref Stock, Srs C	ASB PrC	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.375% Non-Cum. Perp Pref Stock, Srs D	ASB PrD	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.875% Non-Cum. Perp Pref Stock, Srs E	ASB PrE	New York Stock Exchange

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 26, 2019 was 162,166,503.

ASSOCIATED BANC-CORP

Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABS	Asset-Backed Securities
ALCO	Asset / Liability Committee
Anderson	Anderson Insurance and Investment Agency, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Bank Mutual	Bank Mutual Corporation
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CD	Certificate of Deposit
CDI	Core Deposit Intangibles
CET1	Common Equity Tier 1
CMBS	Commercial Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
Diversified	Diversified Insurance Solutions
EAR	Earnings at Risk
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSR	Mortgage Servicing Rights
MVE	Market Value of Equity
NII	Net Interest Income
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
restricted stock awards	Restricted common stock and restricted common stock units to certain key employees
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
Tax Act	U.S. Tax Cuts and Jobs Act of 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
	(In Thousands, except share and per share data)
Assets
Cash and due from banks	$382,985	$507,187
Interest-bearing deposits in other financial institutions	172,708	221,226
Federal funds sold and securities purchased under agreements to resell	1,385	148,285
Investment securities held to maturity, at amortized cost	2,806,064	2,740,511
Investment securities available for sale, at fair value	3,283,456	3,946,941
Equity securities	15,066	1,568
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	202,758	250,534
Residential loans held for sale	129,303	64,321
Commercial loans held for sale	11,000	14,943
Loans	23,249,967	22,940,429
Allowance for loan losses	(233,659)	(238,023)
Loans, net	23,016,308	22,702,406
Bank and corporate owned life insurance	668,638	663,203
Investment in unconsolidated subsidiaries	222,812	161,181
Premises and equipment, net(a)	432,058	363,225
Goodwill	1,176,019	1,169,023
Mortgage servicing rights, net	66,175	68,193
Other intangible assets, net	93,915	75,836
Other assets(a)	591,976	549,274
Total assets	$33,272,628	$33,647,859
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$5,354,987	$5,698,530
Interest-bearing deposits	19,919,235	19,198,863
Total deposits	25,274,222	24,897,393
Federal funds purchased and securities sold under agreements to repurchase	83,195	111,651
Commercial paper	28,787	45,423
FHLB advances	2,742,941	3,574,371
Other long-term funding	796,403	795,611
Accrued expenses and other liabilities	447,286	442,522
Total liabilities	29,372,835	29,866,971
Stockholders’ Equity
Preferred equity	256,716	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,695,715	1,712,615
Retained earnings	2,288,909	2,181,414
Accumulated other comprehensive income (loss)	(59,063)	(124,972)
Treasury stock, at cost	(284,235)	(246,638)
Total common equity	3,643,077	3,524,171
Total stockholders’ equity	3,899,794	3,780,888
Total liabilities and stockholders’ equity	$33,272,628	$33,647,859
Preferred shares issued	264,458	264,458
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,216,409	175,216,409
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	12,554,448	10,775,938
Numbers may not sum due to rounding.
(a) During the second quarter of 2019, the Corporation reclassified operating leases from Other Assets to Premises and Equipment.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands, except per share data)
Interest income
Interest and fees on loans	$260,784	$246,646	$519,637	$466,680
Interest and dividends on investment securities
Taxable	26,710	30,623	55,764	60,727
Tax-exempt	14,643	10,783	28,459	20,000
Other interest	3,995	3,153	8,221	5,330
Total interest income	306,133	291,205	612,081	552,737
Interest expense
Interest on deposits	67,050	38,431	129,823	71,843
Interest on federal funds purchased and securities sold under agreements to repurchase	286	538	913	1,060
Interest on other short-term funding	37	51	88	111
Interest on FHLB advances	17,744	21,279	37,298	34,402
Interest on long-term funding	7,396	4,544	14,792	9,088
Total interest expense	92,513	64,843	182,914	116,504
Net interest income	213,619	226,362	429,167	436,233
Provision for credit losses	8,000	4,000	14,000	4,000
Net interest income after provision for credit losses	205,619	222,362	415,167	432,233
Noninterest income
Insurance commissions and fees	22,985	23,996	48,449	46,644
Wealth management fees(a)	20,691	20,333	40,870	40,975
Service charges on deposit account fees	15,426	16,390	30,542	32,810
Card-based fees	10,131	10,115	19,392	19,557
Other fee-based revenue	5,178	4,272	9,161	8,252
Capital markets, net	4,726	4,783	7,916	10,089
Mortgage banking, net	9,466	6,258	14,178	12,628
Bank and corporate owned life insurance	3,352	3,978	7,144	7,165
Asset gains (losses), net(b)	871	2,497	1,438	2,390
Investment securities gains (losses), net	463	(2,015)	2,143	(2,015)
Other	2,547	2,235	5,807	4,727
Total noninterest income	95,837	92,842	187,040	183,222
Noninterest expense
Personnel	123,228	123,980	243,279	241,665
Technology	20,114	19,452	39,126	37,167
Occupancy	13,830	15,071	30,302	30,428
Business development and advertising	6,658	7,067	13,293	13,760
Equipment	5,577	5,953	11,245	11,509
Legal and professional	4,668	6,284	8,619	11,697
Card issuance costs	1,290	2,412	2,266	4,744
Loan costs	952	761	2,316	1,733
Foreclosure / OREO expense, net	924	1,021	1,491	1,744
FDIC assessment	4,500	8,250	8,250	16,500
Other intangible amortization	2,324	2,168	4,551	3,693
Acquisition related costs(c)	3,734	7,107	4,366	27,712
Other	9,979	11,732	20,346	21,873
Total noninterest expense	197,779	211,258	389,450	424,223
Income before income taxes	103,678	103,947	212,756	191,232
Income tax expense	19,017	14,754	41,409	32,583
Net income	84,661	89,192	171,347	158,648
Preferred stock dividends	3,801	2,329	7,601	4,668
Net income available to common equity	$80,860	$86,863	$163,746	$153,980
Earnings per common share
Basic	$0.49	$0.51	$1.00	$0.92
Diluted	$0.49	$0.50	$0.99	$0.90
Average common shares outstanding
Basic	162,180	170,633	163,049	167,096
Diluted	163,672	173,409	164,518	169,920
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Both the three and six months ended June 30, 2019 include less than $1 million of Huntington related asset losses; Both the three and six months ended June 30, 2018 include approximately $1 million of Bank Mutual acquisition related asset losses net of asset gains.
(c) Includes Bank Mutual and Huntington branch acquisition related costs only.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Net income	$84,661	$89,192	$171,347	$158,648
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	59,476	(18,919)	89,966	(60,754)
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	218	(335)	288	(632)
Reclassification adjustment for net losses (gains) realized in net income	(463)	2,015	(2,143)	2,015
Reclassification from OCI due to change in accounting principle	—	—	—	(84)
Reclassification of certain tax effects from OCI	—	—	—	(8,419)
Income tax (expense) benefit	(14,940)	4,705	(22,242)	15,340
Other comprehensive income (loss) on investment securities available for sale	44,292	(12,533)	65,869	(52,533)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(38)	(38)	(75)	(76)
Amortization of actuarial loss (gain)	64	465	128	929
Reclassification of certain tax effects from OCI	—	—	—	(5,235)
Income tax (expense) benefit	(7)	(109)	(13)	(216)
Other comprehensive income (loss) on pension and postretirement obligations	20	318	40	(4,597)
Total other comprehensive income (loss)	44,311	(12,215)	65,909	(57,130)
Comprehensive income	$128,972	$76,977	$237,256	$101,518
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2018	$256,716	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income
Net income	—	—	—	86,686	—	—	86,686
Other comprehensive income (loss)	—	—	—	—	21,597	—	21,597
Comprehensive income							108,283
Common stock issued
Stock-based compensation plans, net	—	—	(32,220)	—	—	39,265	7,045
Purchase of treasury stock	—	—	—	—	—	(37,467)	(37,467)
Cash dividends
Common stock, $0.17 per share	—	—	—	(28,183)	—	—	(28,183)
Preferred stock (a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	9,397	—	—	—	9,397
Other	—	—	—	(293)	—	—	(293)
Balance, March 31, 2019	$256,716	$1,752	$1,689,792	$2,235,824	$(103,375)	$(244,840)	$3,835,870

Comprehensive income:
Net income	—	—	—	84,661	—	—	84,661
Other comprehensive income (loss)	—	—	—	—	44,311	—	44,311
Comprehensive income							128,972
Common stock issued:
Stock-based compensation plans, net	—	—	(211)	—	—	1,038	827
Purchase of treasury stock	—	—	—	—	—	(40,433)	(40,433)
Cash dividends:
Common stock, $0.17 per share	—	—	—	(27,776)	—	—	(27,776)
Preferred stock (a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	6,134	—	—	—	6,134
Balance, June 30, 2019	$256,716	$1,752	$1,695,715	$2,288,909	$(59,063)	$(284,235)	$3,899,794
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity continued (Unaudited)

	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(In Thousands, except per share data)
Balance, December 31, 2017	$159,929	$1,618	$1,338,722	$1,934,696	$(62,758)	$(134,764)	$3,237,443
Comprehensive income
Net income	—	—	—	69,456	—	—	69,456
Other comprehensive income (loss)	—	—	—	—	(31,177)	—	(31,177)
Adoption of new accounting standards	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income							24,541
Common stock issued
Stock-based compensation plans, net	—	—	(7,665)	20,136	—	(1,780)	10,691
Acquisition of Bank Mutual	—	134	390,258	—	—	91,296	481,688
Purchase of common stock returned to authorized but unissued	—	(11)	(26,469)	—	—	—	(26,480)
Purchase of treasury stock	—	—	—	—	—	(5,240)	(5,240)
Cash dividends
Common stock, $0.15 per share	—	—	—	(25,710)	—	—	(25,710)
Preferred stock (b)	—	—	—	(2,339)	—	—	(2,339)
Purchase of preferred stock	(76)	—	—	(2)	—	—	(78)
Stock-based compensation expense, net	—	—	3,675	—	—	—	3,675
Tax Act reclassification	—	—	—	13,654	—	—	13,654
Change in accounting principle	—	—	—	84	—	—	84
Other	—	—	—	771	—	—	771
Balance, March 31, 2018	$159,853	$1,741	$1,698,521	$2,010,746	$(107,673)	$(50,488)	$3,712,699

Comprehensive income:
Net income	—	—	—	89,192	—	—	89,192
Other comprehensive income (loss)	—	—	—	—	(12,215)	—	(12,215)
Comprehensive income							76,977
Common stock issued:
Stock-based compensation plans, net(a)	—	—	1,455	(485)	—	4,486	5,456
Acquisition of Bank Mutual	—	3	6,717	—	—	—	6,720
Purchase of common stock returned to authorized but unissued	—	(3)	(6,592)	—	—	—	(6,595)
Purchase of treasury stock	—	—	—	—	—	(477)	(477)
Cash dividends:
Common stock, $0.15 per share	—	—	—	(26,107)	—	—	(26,107)
Preferred stock (b)	—	—	—	(2,329)	—	—	(2,329)
Common stock warrants exercised	—	10	(10)	—	—	—	—
Purchase of preferred stock	(452)	—	—	(6)	—	—	(459)
Stock-based compensation expense, net	—	—	4,497	—	—	—	4,497
Other	—	—	—	(139)	—	—	(139)
Balance, June 30, 2018	$159,401	$1,751	$1,704,587	$2,070,872	$(119,888)	$(46,479)	$3,770,244
Numbers may not sum due to rounding.
(a) As previously disclosed in Associated Banc-Corp's 2018 Annual Report on Form 10-K, an adjustment was made to the June 30, 2018 stockholders' equity balances related to the grant and vesting of options, restricted stock awards, and restricted stock units awarded. This adjustment increased Surplus by $901 thousand, decreased Retained Earnings $1 million, and increased Treasury Stock $484 thousand. The reclassification had no impact on earnings, expenses, or total stockholders' equity.
(b) Series C, $0.3828125 per share and Series D, $0.3359375 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($ in Thousands)	2019	2018
Cash Flow From Operating Activities
Net income	$171,347	$158,648
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	14,000	4,000
Depreciation and amortization	28,810	24,249
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	146	(607)
Amortization of mortgage servicing rights	5,448	4,649
Amortization of other intangible assets	4,551	3,693
Amortization and accretion on earning assets, funding, and other, net	14,495	423
Net amortization of tax credit investments	11,180	9,770
Losses (gains) on sales of investment securities, net	(2,143)	2,015
Asset (gains) losses, net	(1,438)	(2,390)
(Gain) loss on mortgage banking activities, net	(11,172)	261
Mortgage loans originated and acquired for sale	(459,181)	(516,285)
Proceeds from sales of mortgage loans held for sale	432,099	482,080
Pension Contribution	—	(31,371)
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(11,738)	(14,569)
Increase (decrease) in interest payable	3,572	3,775
Increase (decrease) in expense payable	(35,516)	20,631
Increase (decrease) in cash collateral	(38,777)	(63,929)
Increase (decrease) in net derivative position	(61,656)	(34,214)
Net change in other assets and other liabilities	6,444	65,705
Net cash provided by (used in) operating activities	70,470	116,534
Cash Flow From Investing Activities
Net increase in loans	(244,230)	(338,781)
Purchases of
Available for sale securities	(460,124)	(655,949)
Held to maturity securities	(169,775)	(429,964)
Federal Home Loan Bank and Federal Reserve Bank stocks	(178,363)	(238,190)
Premises, equipment, and software, net of disposals	(30,608)	(23,932)
Proceeds from
Sales of available for sale securities	934,228	493,060
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	226,139	174,506
Prepayments, calls, and maturities of available for sale investment securities	262,872	330,517
Prepayments, calls, and maturities of held to maturity investment securities	100,603	121,612
Sales, prepayments, calls, and maturities of other assets	7,064	9,640
Net change in tax credit and alternative investments	(30,814)	(18,842)
Net cash (paid) received in acquisition	551,250	59,472
Net cash provided by (used in) investing activities	968,242	(516,851)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	(348,344)	(810,598)
Net increase (decrease) in short-term funding	(45,091)	(135,757)
Net increase (decrease) in short-term FHLB advances	(820,000)	(260,162)
Repayment of long-term FHLB advances	(762,880)	(400,000)
Proceeds from long-term FHLB advances	751,573	1,841,965
Proceeds from issuance of common stock for stock-based compensation plans	7,872	16,147
Purchase of preferred shares	—	(646)
Purchase of common stock returned to authorized but unissued	—	(33,075)
Purchase of treasury stock	(77,900)	(5,717)
Cash dividends on common stock	(55,959)	(51,817)
Cash dividends on preferred stock	(7,601)	(4,668)
Net cash provided by (used in) financing activities	(1,358,331)	155,672
Net increase (decrease) in cash, cash equivalents, and restricted cash	(319,619)	(244,645)
Cash, cash equivalents, and restricted cash at beginning of period	876,698	716,018
Cash, cash equivalents, and restricted cash at end of period	$557,078	$471,373
Supplemental disclosures of cash flow information
Cash paid for interest	$178,550	$112,392
Cash paid for (received from) income and franchise taxes	21,909	12,674
Loans and bank premises transferred to other real estate owned	5,406	21,299
Capitalized mortgage servicing rights	3,575	4,502
Loans transferred into held for sale from portfolio, net	30,597	12,709
Unsettled trades to purchase securities	136	15,339
Acquisition
Fair value of assets acquired, including cash and cash equivalents	696,013	2,569,700
Fair value ascribed to goodwill and intangible assets	29,626	258,885
Fair value of liabilities assumed	725,719	2,828,448
Equity issued in (adjustments related to) acquisition	(79)	137
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same sum amounts shown in the statement of cash flows:

	Six Months Ended June 30,
	2019	2018
	($ in Thousands)
Cash and cash equivalents	$403,693	$385,957
Restricted cash	153,385	85,416
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$557,078	$471,373

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, which is included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets. In addition, the six months ended June 30, 2018 included cash collateral for public fund customers, which is included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets.

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
Note 2 Acquisitions
Huntington Wisconsin Branch Acquisition
On February 15, 2019, the Corporation received regulatory approval for the acquisition of the Wisconsin branches of Huntington. This all cash transaction closed on June 14, 2019. The conversion of the branches happened simultaneously with the close of the transaction and the acquisition expanded the Bank's presence into 13 new Wisconsin communities. As a result of the acquisition and other consolidations, a net of 14 branch locations were added.
The Huntington branch acquisition constituted a business combination. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates that are subjective in nature and may require adjustments upon the availability of new information regarding facts and circumstances which existed at the date of acquisition (i.e., appraisals) for up to a year following the acquisition. The Corporation continues to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments will be material.
The Corporation recorded approximately $7 million in goodwill related to the Huntington branch acquisition. Goodwill created by the acquisition is tax deductible. See Note 8 for additional information on goodwill, as well as the carrying amount and amortization of core deposit intangible assets related to the Huntington branch acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to Huntington branch acquisition:

	Purchase Accounting Adjustments	June 14, 2019
	($ in Thousands)
Assets
Cash and cash equivalents	$—	$551,250
Loans	(1,552)	116,344
Premises and equipment, net	4,967	22,597
Goodwill		7,075
Core deposit intangibles (included in other intangible assets, net on the face of the Consolidated Balance Sheets)	22,630	22,630
Other real estate owned (included in other assets on the face of the Consolidated Balance Sheets)	(2,561)	5,263
Others assets	—	559
Total assets		$725,719
Liabilities
Deposits	$156	$725,173
Other liabilities	70	546
Total liabilities		$725,719

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
Leases
The Corporation determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and are discounted using the Corporation’s FHLB borrowing rate for a similar term borrowing unless the lease defines an implicit rate within the contract. Leases with original terms of less than 12 months are not capitalized. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

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
ASU-2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
The FASB issued an amendment which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities were required to apply the amendment either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption was permitted.
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
ASU 2016-02 Leases (Topic 842)
The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. This amendment required lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities could elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption was permitted. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. ASU 2018-10 was issued as improvements and clarifications of ASU 2016-02 were identified. This Update provides clarification on narrow aspects of the previously issued Updates. ASU 2018-11 was issued to provide entities with an additional (and optional) transition method to adopt the new leases standard under ASU 2016-02. ASU 2019-01 was issued to assist in determining the fair value of underlying asset by lessors, address the presentation to the statements of cash flows, and clarify transition disclosures related to Topic 250.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands, except per share data)
Net income	$84,661	$89,192	$171,347	$158,648
Preferred stock dividends	(3,801)	(2,329)	(7,601)	(4,668)
Net income available to common equity	$80,860	$86,863	$163,746	$153,980
Common shareholder dividends	(27,571)	(25,977)	(55,650)	(51,549)
Unvested share-based payment awards	(205)	(130)	(308)	(269)
Undistributed earnings	$53,085	$60,756	$107,787	$102,162
Undistributed earnings allocated to common shareholders	52,690	60,446	107,098	101,677
Undistributed earnings allocated to unvested share-based payment awards	395	310	689	485
Undistributed earnings	$53,085	$60,756	$107,787	$102,162
Basic
Distributed earnings to common shareholders	$27,571	$25,977	$55,650	$51,549
Undistributed earnings allocated to common shareholders	52,690	60,446	107,098	101,677
Total common shareholders earnings, basic	$80,261	$86,423	$162,748	$153,226
Diluted
Distributed earnings to common shareholders	$27,571	$25,977	$55,650	$51,549
Undistributed earnings allocated to common shareholders	52,690	60,446	107,098	101,677
Total common shareholders earnings, diluted	$80,261	$86,423	$162,748	$153,226
Weighted average common shares outstanding	162,180	170,633	163,049	167,096
Effect of dilutive common stock awards	1,492	2,146	1,469	2,080
Effect of dilutive common stock warrants	—	630	—	744
Diluted weighted average common shares outstanding	163,672	173,409	164,518	169,920
Basic earnings per common share	$0.49	$0.51	$1.00	$0.92
Diluted earnings per common share	$0.49	$0.50	$0.99	$0.90

Anti-dilutive common stock options of approximately 4 million and 2 million for the three months ended June 30, 2019 and 2018, respectively, and 3 million and 1 million for the six months ended June 30, 2019 and 2018, respectively, were excluded from the earnings per common share calculation.
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
The following assumptions were used in estimating the fair value for options granted in the first six months of 2019 and full year 2018:

	2019	2018
Dividend yield	3.30%	2.50%
Risk-free interest rate	2.60%	2.60%
Weighted average expected volatility	24.00%	22.00%
Weighted average expected life	5.75 years	5.75 years
Weighted average per share fair value of options	$4.00	$4.47

A summary of the Corporation’s stock option activity for the six months ended June 30, 2019 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	5,281	$19.09	6.18	$12,392
Granted	1,050	22.77
Exercised	(418)	15.68
Forfeited or expired	(85)	23.96
Outstanding at June 30, 2019	5,828	$19.94	6.61	$14,870
Options Exercisable at June 30, 2019	3,631	$18.04	5.32	$14,016

(a) In thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2019, the intrinsic value of stock options exercised was approximately $3 million, compared to $9 million for the six months ended June 30, 2018. The total fair value of stock options vested was $4 million for the six months ended June 30, 2019 and June 30, 2018.
The Corporation recognized compensation expense for the vesting of stock options of $3 million for the six months ended June 30, 2019 and $2 million for the six months ended June 30, 2018. Included in compensation expense for 2019 was $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At June 30, 2019, the Corporation had approximately $6 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2023.
The Corporation also issues restricted stock awards under the 2017 Incentive Compensation Plan. The following table summarizes information about the Corporation’s restricted stock awards activity for the six months ended June 30, 2019:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,993	$21.92
Granted	1,164	22.21
Vested	(673)	20.49
Forfeited	(38)	24.14
Outstanding at June 30, 2019	2,446	$22.42

(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2018 and 2019 will vest ratably over a period of three years. Service-based restricted stock awards granted during 2018 and 2019 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $13 million was recorded for the six months ended June 30, 2019 and $6 million was recorded for the six months ended June 30, 2018. Included in compensation expense for 2019 was approximately $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $28 million of unrecognized compensation costs related to restricted stock awards at June 30, 2019, that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2023.

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
The amortized cost and fair values of securities available for sale and held to maturity at June 30, 2019 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
Residential mortgage-related securities
FNMA / FHLMC	$182,893	$1,646	$(817)	$183,722
GNMA	1,325,739	7,942	(2,048)	1,331,633
Private-label	805	9	—	814
Commercial mortgage-related securities
FNMA / FHLMC	20,244	858	—	21,102
GNMA	1,483,392	6,217	(19,562)	1,470,048
FFELP asset backed securities	274,520	152	(1,535)	273,137
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$3,290,593	$16,825	$(23,962)	$3,283,456
Investment securities held to maturity
U. S. Treasury securities	$999	$20	$—	$1,019
Obligations of state and political subdivisions (municipal securities)	1,913,737	68,372	(152)	1,981,957
Residential mortgage-related securities
FNMA / FHLMC	89,078	1,143	(145)	90,076
GNMA	321,046	3,430	(292)	324,184
GNMA commercial mortgage-related securities	481,205	7,264	(10,948)	477,521
Total investment securities held to maturity	$2,806,064	$80,230	$(11,537)	$2,874,758

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	($ in Thousands)
Investment securities available for sale
U. S. Treasury securities	$1,000	$—	$(1)	$999
Residential mortgage-related securities
FNMA / FHLMC	296,296	2,466	(3,510)	295,252
GNMA	2,169,943	473	(41,885)	2,128,531
Private-label	1,007	—	(4)	1,003
GNMA commercial mortgage-related securities	1,273,309	—	(52,512)	1,220,797
FFELP asset backed securities	297,347	711	(698)	297,360
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$4,041,902	$3,649	$(98,610)	$3,946,941
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,790,683	$8,255	$(15,279)	$1,783,659
Residential mortgage-related securities
FNMA / FHLMC	92,788	169	(1,795)	91,162
GNMA	351,606	1,611	(8,181)	345,035
GNMA commercial mortgage-related securities	505,434	7,559	(22,579)	490,414
Total investment securities held to maturity	$2,740,511	$17,593	$(47,835)	$2,710,271
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities available for sale and held to maturity at June 30, 2019 are shown below:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	($ in Thousands)
Due in one year or less	$1,000	$1,000	$48,235	$48,393
Due after one year through five years	2,000	2,000	184,581	185,909
Due after five years through ten years	—	—	479,215	491,122
Due after ten years	—	—	1,202,705	1,257,552
Total debt securities	3,000	3,000	1,914,735	1,982,976
Residential mortgage-related securities
FNMA / FHLMC	182,893	183,722	89,078	90,076
GNMA	1,325,739	1,331,633	321,046	324,184
Private-label	805	814	—	—
Commercial mortgage-related securities
FNMA / FHLMC	20,244	21,102	—	—
GNMA	1,483,392	1,470,048	481,205	477,521
FFELP asset backed securities	274,520	273,137	—	—
Total investment securities	$3,290,593	$3,283,456	$2,806,064	$2,874,758
Ratio of fair value to amortized cost		99.8%		102.4%

Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale and write-up of investment securities for the six months ended June 30, 2019 and 2018 are shown below:

	Six Months Ended June 30,
	2019	2018
	($ in Thousands)
Gross gains on available for sale securities	$2,334	$—
Gross gains on held to maturity securities	—	—
Total gains	2,334	—
Gross losses on available for sale securities	(13,636)	(2,015)
Gross losses on held to maturity securities	—	—
Total losses	(13,636)	(2,015)
Write-up of equity securities without readily determinable fair values	13,444	—
Investment securities gains (losses), net	$2,143	$(2,015)
Proceeds from sales of investment securities	$934,228	$493,060

During the first six months of 2019, the Corporation sold $934 million of taxable, floating rate ABS and shorter duration MBS, CMBS, and CMO Agency securities, with the proceeds utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a stable to declining rate environment. The Corporation also donated 42,039 shares of Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, and the subsequent sale of those shares by the Trust resulted in an observable market price. As a result, the Corporation wrote up its remaining 77,000 Visa Class B restricted shares to fair value. Based on the existing transfer restriction and the uncertainty of covered litigation, the shares were previously carried at a zero cost basis.
During the first six months of 2018, the Corporation sold approximately $40 million of lower yielding GNMA commercial mortgage-related securities. In addition, on February 1, 2018, the date the Bank Mutual acquisition was completed, the Corporation sold Bank Mutual's entire $453 million securities portfolio. The Corporation originally reinvested the proceeds from the Bank Mutual securities portfolio into GNMA residential mortgage-related securities with the goal of reinvesting future cash flows into municipal securities. That strategy was completed during August 2018.
Investment securities with a carrying value of approximately $3.3 billion and $3.0 billion at June 30, 2019, and December 31, 2018, respectively, were required to be pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2019:

	Less than 12 months			12 months or more			Total
	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
	($ in Thousands)
Investment securities available for sale
Residential mortgage-related securities
FNMA / FHLMC	3	$—	$781	14	$(817)	$121,661	$(817)	$122,441
GNMA	2	(602)	53,013	13	(1,446)	316,714	(2,048)	369,727
GNMA commercial mortgage-related securities	—	—	—	70	(19,562)	1,002,980	(19,562)	1,002,980
FFELP asset backed securities	16	(1,380)	205,710	1	(155)	5,839	(1,535)	211,550
Other debt securities	3	—	3,000	—	—	—	—	3,000
Total	24	$(1,982)	$262,504	98	$(21,979)	$1,447,194	$(23,962)	$1,709,698
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	8	$(12)	$3,962	50	$(140)	$25,109	$(152)	$29,071
Residential mortgage-related securities
FNMA / FHLMC	—	—	—	10	(145)	18,474	(145)	18,474
GNMA	1	(51)	6,956	27	(241)	35,339	(292)	42,295
GNMA commercial mortgage-related securities	—	—	—	22	(10,948)	404,790	(10,948)	404,790
Total	9	$(63)	$10,918	109	$(11,474)	$483,712	$(11,537)	$494,630

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at June 30, 2019 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at June 30, 2019 for mortgage-related securities have declined due to the decrease in overall interest rates. The U.S. Treasury 3 year and 5 year rates both decreased by 75 bp from December 31, 2018. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At June 30, 2019 and December 31, 2018, the Corporation had FHLB stock of $125 million and $173 million, respectively. The Corporation had Federal Reserve Bank stock of $78 million at June 30, 2019 and $77 million at December 31, 2018.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both June 30, 2019 and December 31, 2018, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of Visa Class B restricted shares that the Corporation received in 2008 as part of Visa's initial public offering. During the second quarter of 2019, the Corporation donated 42,039 shares of Visa Class B restricted shares to the Corporation's Charitable Remainder Trust, and the subsequent sale of those shares by the Trust resulted in an observable market price. As a result, the Corporation wrote up their remaining 77,000 Visa Class B restricted shares to fair value. Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B restricted shares were previously carried at a zero cost basis. Thus, the Corporation had equity securities without readily determinable fair values of $13 million at June 30, 2019 and $0 at December 31, 2018.
Note 7 Loans
The period end loan composition was as follows:

	June 30, 2019	December 31, 2018
	($ in Thousands)
Commercial and industrial	$7,579,384	$7,398,044
Commercial real estate — owner occupied	942,811	920,443
Commercial and business lending	8,522,194	8,318,487
Commercial real estate — investor	3,779,201	3,751,554
Real estate construction	1,394,815	1,335,031
Commercial real estate lending	5,174,016	5,086,585
Total commercial	13,696,210	13,405,072
Residential mortgage	8,277,479	8,277,712
Home equity	916,213	894,473
Other consumer	360,065	363,171
Total consumer	9,553,757	9,535,357
Total loans(a)	$23,249,967	$22,940,429

(a) Includes $2 million and $5 million of purchased credit-impaired loans at June 30, 2019 and December 31, 2018, respectively.

The following table presents commercial and consumer loans by credit quality indicator at June 30, 2019:

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$7,387,549	$49,026	$58,658	$84,151	$7,579,384
Commercial real estate - owner occupied	909,641	8,362	24,237	571	942,811
Commercial and business lending	8,297,189	57,388	82,895	84,722	8,522,194
Commercial real estate - investor	3,628,197	71,753	77,766	1,485	3,779,201
Real estate construction	1,382,502	8,720	3,166	427	1,394,815
Commercial real estate lending	5,010,699	80,473	80,932	1,912	5,174,016
Total commercial	13,307,888	137,860	163,828	86,634	13,696,210
Residential mortgage	8,206,689	641	1,983	68,166	8,277,479
Home equity	903,694	652	32	11,835	916,213
Other consumer	359,487	506	—	72	360,065
Total consumer	9,469,870	1,799	2,014	80,073	9,553,757
Total loans	$22,777,758	$139,660	$165,842	$166,707	$23,249,967
The following table presents commercial and consumer loans by credit quality indicator at December 31, 2018:

	Pass	Special Mention	Potential Problem	Nonaccrual	Total
	($ in Thousands)
Commercial and industrial	$7,162,370	$78,075	$116,578	$41,021	$7,398,044
Commercial real estate - owner occupied	854,265	6,257	55,964	3,957	920,443
Commercial and business lending	8,016,635	84,332	172,542	44,978	8,318,487
Commercial real estate - investor	3,653,642	28,479	67,481	1,952	3,751,554
Real estate construction	1,321,447	8,771	3,834	979	1,335,031
Commercial real estate lending	4,975,089	37,249	71,315	2,931	5,086,585
Total commercial	12,991,724	121,582	243,856	47,909	13,405,072
Residential mortgage	8,203,729	434	5,975	67,574	8,277,712
Home equity	880,808	1,223	103	12,339	894,473
Other consumer	362,343	749	—	79	363,171
Total consumer	9,446,881	2,406	6,078	79,992	9,535,357
Total loans	$22,438,605	$123,988	$249,935	$127,901	$22,940,429

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies.
For commercial loans, management has determined the pass credit quality indicator to include credits exhibiting acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined commercial and consumer loan relationships in nonaccrual status or those with their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at June 30, 2019:

	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
	($ in Thousands)
Commercial and industrial	$7,490,030	$4,769	$139	$293	$84,151	$7,579,384
Commercial real estate - owner occupied	940,222	2,018	—	—	571	942,811
Commercial and business lending	8,430,252	6,787	139	293	84,722	8,522,194
Commercial real estate - investor	3,776,334	1,382	—	—	1,485	3,779,201
Real estate construction	1,394,237	131	19	—	427	1,394,815
Commercial real estate lending	5,170,572	1,513	19	—	1,912	5,174,016
Total commercial	13,600,824	8,300	159	293	86,634	13,696,210
Residential mortgage	8,199,557	9,199	558	—	68,166	8,277,479
Home equity	898,550	5,176	652	—	11,835	916,213
Other consumer	356,360	1,150	688	1,795	72	360,065
Total consumer	9,454,467	15,524	1,898	1,795	80,073	9,553,757
Total loans	$23,055,291	$23,824	$2,057	$2,088	$166,707	$23,249,967

(a) Of the total nonaccrual loans, $90 million, or 54%, were current with respect to payment at June 30, 2019.

The following table presents loans by past due status at December 31, 2018:

	Accruing
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
	($ in Thousands)
Commercial and industrial	$7,356,187	$187	$338	$311	$41,021	$7,398,044
Commercial real estate - owner occupied	913,787	2,580	119	—	3,957	920,443
Commercial and business lending	8,269,974	2,767	457	311	44,978	8,318,487
Commercial real estate - investor	3,745,835	2,954	813	—	1,952	3,751,554
Real estate construction	1,333,722	330	—	—	979	1,335,031
Commercial real estate lending	5,079,557	3,284	813	—	2,931	5,086,585
Total commercial	13,349,531	6,051	1,270	311	47,909	13,405,072
Residential mortgage	8,200,432	9,272	434	—	67,574	8,277,712
Home equity	876,085	4,826	1,223	—	12,339	894,473
Other consumer	358,970	1,401	868	1,853	79	363,171
Total consumer	9,435,487	15,499	2,525	1,853	79,992	9,535,357
Total loans	$22,785,019	$21,550	$3,795	$2,165	$127,901	$22,940,429
(a) Of the total nonaccrual loans, $74 million, or 58%, were current with respect to payment at December 31, 2018.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $2 million of purchased credit-impaired loans, at June 30, 2019:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$83,561	$94,759	$22,890	$48,118	$1,104
Commercial real estate — owner occupied	1,970	1,977	27	2,017	51
Commercial and business lending	85,531	96,735	22,917	50,135	1,155
Commercial real estate — investor	776	782	103	786	17
Real estate construction	417	497	56	422	14
Commercial real estate lending	1,193	1,279	159	1,208	31
Total commercial	86,724	98,015	23,076	51,343	1,186
Residential mortgage	45,856	49,110	5,693	45,953	991
Home equity	9,609	10,600	3,233	11,042	240
Other consumer	1,225	1,227	185	1,227	—
Total consumer	56,690	60,938	9,112	58,222	1,231
Total loans with a related allowance	$143,414	$158,952	$32,188	$109,565	$2,417
Loans with no related allowance
Commercial and industrial	$16,505	$33,999	$—	$23,303	$25
Commercial real estate — owner occupied	503	735	—	569	3
Commercial and business lending	17,007	34,734	—	23,872	28
Commercial real estate — investor	635	1,805	—	638	—
Real estate construction	—	—	—	—	—
Commercial real estate lending	635	1,805	—	638	—
Total commercial	17,642	36,539	—	24,511	28
Residential mortgage	10,416	10,584	—	8,183	178
Home equity	1,017	1,036	—	—	11
Other consumer	—	—	—	—	—
Total consumer	11,432	11,620	—	8,183	189
Total loans with no related allowance	$29,075	$48,159	$—	$32,694	$216
Total
Commercial and industrial	$100,066	$128,758	$22,890	$71,421	$1,129
Commercial real estate — owner occupied	2,473	2,712	27	2,586	54
Commercial and business lending	102,538	131,470	22,917	74,007	1,183
Commercial real estate — investor	1,411	2,587	103	1,424	17
Real estate construction	417	497	56	422	14
Commercial real estate lending	1,828	3,084	159	1,847	31
Total commercial	104,367	134,554	23,076	75,853	1,214
Residential mortgage	56,272	59,694	5,693	54,136	1,168
Home equity	10,626	11,636	3,233	11,042	251
Other consumer	1,225	1,227	185	1,227	—
Total consumer	68,122	72,557	9,112	66,405	1,420
Total loans(a)	$172,489	$207,111	$32,188	$142,258	$2,633
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 68% of the unpaid principal balance at June 30, 2019.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $5 million of purchased credit-impaired loans, at December 31, 2018:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	($ in Thousands)
Loans with a related allowance
Commercial and industrial	$40,747	$42,131	$5,721	$52,461	$1,167
Commercial real estate — owner occupied	2,080	2,087	24	2,179	104
Commercial and business lending	42,827	44,218	5,745	54,640	1,271
Commercial real estate — investor	799	805	28	827	38
Real estate construction	510	589	75	533	32
Commercial real estate lending	1,309	1,394	103	1,360	70
Total commercial	44,136	45,612	5,848	56,000	1,341
Residential mortgage	41,691	45,149	6,023	42,687	1,789
Home equity	9,601	10,539	3,312	10,209	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	52,473	56,871	9,456	54,080	2,358
Total loans with a related allowance	$96,609	$102,483	$15,304	$110,079	$3,699
Loans with no related allowance
Commercial and industrial	$22,406	$45,024	$—	$21,352	$(344)
Commercial real estate — owner occupied	3,772	4,823	—	3,975	—
Commercial and business lending	26,178	49,847	—	25,327	(344)
Commercial real estate — investor	1,585	2,820	—	980	68
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,585	2,820	—	980	68
Total commercial	27,763	52,667	—	26,307	(276)
Residential mortgage	8,795	9,074	—	8,790	203
Home equity	523	542	—	530	—
Other consumer	—	—	—	—	—
Total consumer	9,318	9,616	—	9,320	203
Total loans with no related allowance	$37,081	$62,283	$—	$35,627	$(73)
Total
Commercial and industrial	$63,153	$87,155	$5,721	$73,813	$823
Commercial real estate — owner occupied	5,852	6,910	24	6,154	104
Commercial and business lending	69,005	94,065	5,745	79,967	927
Commercial real estate — investor	2,384	3,625	28	1,807	106
Real estate construction	510	589	75	533	32
Commercial real estate lending	2,894	4,214	103	2,340	138
Total commercial	71,899	98,279	5,848	82,307	1,065
Residential mortgage	50,486	54,223	6,023	51,477	1,992
Home equity	10,124	11,081	3,312	10,739	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	61,791	66,487	9,456	63,400	2,561
Total loans(a)	$133,690	$164,766	$15,304	$145,707	$3,626
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 72% of the unpaid principal balance at December 31, 2018.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The Corporation had a recorded investment of approximately $6 million in loans modified in troubled debt restructurings during the six months ended June 30, 2019, of which $1 million were in accrual status and approximately $5 million were in nonaccrual pending a sustained period of repayment.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	June 30, 2019		December 31, 2018
	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
	($ in Thousands)
Commercial and industrial	$16,850	$101	$25,478	$249
Commercial real estate — owner occupied	1,970	—	2,080	—
Commercial real estate — investor	315	461	799	933
Real estate construction	232	185	311	198
Residential mortgage	17,645	21,213	16,036	22,279
Home equity	7,247	2,369	7,385	2,627
Other consumer	1,222	3	1,174	6
Total restructured loans	$45,481	$24,332	$53,263	$26,292
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio, the recorded investment and unpaid principal balance for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
	($ in Thousands)
Commercial and industrial	1	$196	$196	1	$47	$47
Commercial real estate — investor	—	—	—	1	984	1,031
Residential mortgage	38	5,665	5,682	10	2,064	2,064
Home equity	18	499	506	10	935	949
Other consumer	1	10	10	1	5	8
Total loans modified	58	$6,370	$6,394	23	$4,035	$4,099

(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the six months ended June 30, 2019, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of residential mortgage, home equity, and other consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the six months ended June 30, 2019.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the six months ended June 30, 2019 and 2018 and the recorded investment in these restructured loans as of June 30, 2019 and 2018:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
	($ in Thousands)
Commercial and industrial	—	$—	3	$—
Residential mortgage	16	2,813	8	2,219
Home equity	14	477	21	1,409
Total loans modified	30	$3,290	32	$3,628

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
The following table presents a summary of the changes in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019:

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2018	$108,835	$9,255	$40,844	$28,240	$25,595	$19,266	$5,988	$238,023
Charge offs	(26,255)	(222)	—	(60)	(1,260)	(725)	(2,726)	(31,247)
Recoveries	6,650	1,312	34	211	438	1,273	467	10,384
Net Charge offs	(19,605)	1,089	34	151	(822)	548	(2,259)	(20,864)
Provision for loan losses	23,970	(1,110)	10	(1,267)	(3,421)	(4,241)	2,558	16,500
June 30, 2019	$113,199	$9,235	$40,888	$27,124	$21,352	$15,573	$6,287	$233,659
Allowance for loan losses
Individually evaluated for impairment	$22,890	$27	$103	$56	$5,693	$3,233	$185	$32,188
Collectively evaluated for impairment	90,309	9,207	40,785	27,068	15,659	12,340	6,102	201,470
Total allowance for loan losses	$113,199	$9,235	$40,888	$27,124	$21,352	$15,573	$6,287	$233,659
Loans
Individually evaluated for impairment	$100,066	$2,473	$1,411	$417	$56,272	$10,626	$1,225	$172,489
Collectively evaluated for impairment	7,478,790	939,647	3,777,511	1,394,384	8,220,602	905,560	358,841	23,075,334
Acquired and accounted for under ASC 310-30(a)	528	691	279	14	605	27	—	2,145
Total loans	$7,579,384	$942,811	$3,779,201	$1,394,815	$8,277,479	$916,213	$360,065	$23,249,967
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
The allowance related to the oil and gas portfolio was $25 million, or 3.8% of total oil and gas loans, and $12 million, or 1.6% of total oil and gas loans, at June 30, 2019 and December 31, 2018, respectively.

($ in Millions)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$12	$27
Charge offs	(17)	(24)
Recoveries	4	6
Net Charge offs	(13)	(17)
Provision for loan losses	26	2
Balance at end of period	$25	$12
Allowance for loan losses
Individually evaluated for impairment	$16	$—
Collectively evaluated for impairment	9	12
Total allowance for loan losses	$25	$12
Loans
Individually evaluated for impairment	$63	$22
Collectively evaluated for impairment	594	725
Total loans	$657	$747

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

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	($ in Thousands)
Allowance for Unfunded Commitments
Balance at beginning of period	$24,336	$24,400
Provision for unfunded commitments	(2,500)	(2,500)
Amount recorded at acquisition	70	2,436
Balance at end of period	$21,907	$24,336

Loans Acquired in Acquisition
Loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Acquired loans are segregated into two types:

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
Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	($ in Thousands)
Changes in Accretable Yield
Balance at beginning of period	$1,482	$—
Purchases	—	4,853
Accretion	(812)	(4,954)
Net reclassification from non-accretable yield	23	1,605
Other(a)	—	(22)
Balance at end of period	$694	$1,482

(a) Primarily includes charge-offs which are accounted for under ASC Subtopic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."
For loans acquired, the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors. The Corporation's Huntington branch acquisition included no purchased credit-impaired loans.
At June 30, 2019, the Corporation had a total of approximately $17 million in net unaccreted purchase discount, of which approximately $16 million was related to performing loans and approximately $1 million was related to the Corporation's purchased credit-impaired loans. At December 31, 2018, the Corporation had a total of approximately $20 million in net unaccreted purchase discount, of which approximately $18 million was related to performing loans and approximately $2 million was related to the Corporation's purchased credit-impaired loans.

Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2019, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2019 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2018 or the first six months of 2019.
At both June 30, 2019 and December 31, 2018, the Corporation had goodwill of $1.2 billion. There was an increase of $7 million during the second quarter of 2019 related to the Huntington branch acquisition.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDI, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and mortgage servicing rights. For CDI and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	($ in Thousands)
Core deposit intangibles
Gross carrying amount	$80,730	$58,100
Accumulated amortization	(8,419)	(5,326)
Net book value	$72,310	$52,774
Additions during the period	$22,630	$58,100
Amortization during the year	$3,094	$5,326
Other intangibles
Gross carrying amount	$44,887	$44,931
Reductions due to sale	—	(43)
Accumulated amortization	(23,282)	(21,825)
Net book value	$21,605	$23,062
Additions during the period	$—	$10,359
Amortization during the year	$1,457	$2,833

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
A summary of changes in the balance of the mortgage servicing rights asset and the mortgage servicing rights valuation allowance is as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	($ in Thousands)
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$68,433	$59,168
Additions from acquisition	—	8,136
Additions	3,575	10,722
Amortization	(5,448)	(9,594)
Mortgage servicing rights at end of period	$66,560	$68,433
Valuation allowance at beginning of period	(239)	(784)
(Additions) recoveries, net	(146)	545
Valuation allowance at end of period	(385)	(239)
Mortgage servicing rights, net	$66,175	$68,193
Fair value of mortgage servicing rights	$69,839	$81,012
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,503,844	$8,600,983
Mortgage servicing rights, net to servicing portfolio	0.78%	0.79%
Mortgage servicing rights expense(a)	$5,593	$9,049

(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2019. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

Estimated Amortization Expense	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
	($ in Thousands)
Six Months Ending December 31, 2019	$4,036	$1,367	$5,157
2020	8,073	2,707	11,191
2021	8,073	2,682	9,387
2022	8,073	2,659	7,835
2023	8,073	2,640	6,529
2024	8,073	2,620	5,443
Beyond 2024	27,909	6,931	21,018
Total Estimated Amortization Expense	$72,310	$21,605	$66,560

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

	June 30, 2019	December 31, 2018
	($ in Thousands)
Short-Term Funding
Federal funds purchased	$7,010	$19,710
Securities sold under agreements to repurchase	76,185	91,941
Federal funds purchased and securities sold under agreements to repurchase	83,195	111,651
Commercial paper	28,787	45,423
Total short-term funding	$111,983	$157,074
Long-Term Funding
Corporation senior notes, at par, due 2019	$250,000	$250,000
Bank senior notes, at par, due 2021	300,000	300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Other long-term funding and capitalized costs	(3,597)	(4,389)
Total long-term funding	796,403	795,611
Total short and long-term funding, excluding FHLB advances	$908,386	$952,685
FHLB Advances
Short-term FHLB advances	$80,000	$900,000
Long-term FHLB advances	2,662,941	2,674,371
Total FHLB advances	$2,742,941	$3,574,371

Total short and long-term funding	$3,651,327	$4,527,056

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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of June 30, 2019, the Corporation pledged agency mortgage-related securities with a fair value of $143 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
			($ in Thousands)
June 30, 2019
Repurchase agreements
Agency mortgage-related securities	$76,185	$—	$—	$—	$76,185
Total	$76,185	$—	$—	$—	$76,185
December 31, 2018
Repurchase agreements
Agency mortgage-related securities	$91,941	$—	$—	$—	$91,941
Total	$91,941	$—	$—	$—	$91,941

Long-Term Funding
Senior Notes
In August 2018, the Bank issued $300 million of senior notes, due August 2021, and callable July 2021. The senior notes have a fixed coupon interest rate of 3.50% and were issued at a discount.
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
FHLB Advances
At June 30, 2019, the Corporation had $2.7 billion of FHLB advances, down $831 million from December 31, 2018.
As of June 30, 2019, the Corporation had $2.6 billion of putable FHLB advances with a one-time option where the FHLB can call the advance prior to the contractual maturity. The contractual weighted average life to the put date of these advances was 0.59 years, with put dates ranging from 2019 through 2020. The weighted average life to contractual maturity on these advances was 5.69 years, with those dates ranging from 2022 through 2028. As of June 30, 2019, due to the lower rate environment, it is probable that many of these advances will not be called by the FHLB and will extend to their final maturities.
The original contractual maturity or next put date of the Corporation's FHLB advances as of June 30, 2019 and December 31, 2018 are presented in the following table:

	June 30, 2019		December 31, 2018
	Amount	Weighted Average Contractual Coupon Rate	Amount	Weighted Average Contractual Coupon Rate
	($ in Thousands)
Maturity or put date 1 year or less	$2,441,050	2.27%	$2,262,584	2.06%
After 1 but within 2	288,248	2.57%	1,285,039	2.39%
After 2 but within 3	4,811	5.21%	14,393	2.98%
After 3 years	8,833	3.36%	12,354	4.55%
FHLB advances and overall rate	$2,742,941	2.31%	$3,574,371	2.19%

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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $43 million of investment securities as collateral at June 30, 2019, and pledged $36 million of investment securities as collateral at December 31, 2018. At June 30, 2019, the Corporation posted $11 million of cash collateral compared to $1 million at December 31, 2018.
Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house, if possible. For derivatives cleared through central clearing houses the variation margin payments are legally characterized as daily settlements of the derivative rather than collateral. The Corporation's clearing agent for interest rate derivative contracts that are centrally cleared through the Chicago Mercantile Exchange (CME) and the London Clearing House (LCH) settles the variation margin daily. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value is reported in other assets or accrued expenses and other liabilities on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
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
Derivatives to Accommodate Customer Needs
The Corporation also facilitates customer borrowing activity by entering into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value in other assets and accrued expenses and other liabilities on the consolidated balance sheets with changes in the fair value recorded as a component of capital markets, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
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
Mortgage Derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net.
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
The table below identifies the consolidated balance sheets category and fair values of the Corporation’s derivative instruments:

	June 30, 2019			December 31, 2018
($ in Thousands)	Notional Amount	Fair Value	Consolidated Balance Sheets Category	Notional Amount	Fair Value	Consolidated Balance Sheets Category
Derivatives not designated as hedging instruments
Interest rate-related instruments — customer and mirror	$2,761,552	$77,264	Other assets	$2,707,204	$52,796	Other assets
Interest rate-related instruments — customer and mirror	2,761,552	(15,013)	Other liabilities	2,707,204	(52,653)	Other liabilities
Foreign currency exchange forwards	166,935	2,683	Other assets	117,879	721	Other assets
Foreign currency exchange forwards	159,340	(2,425)	Other liabilities	69,153	(675)	Other liabilities
Commodity contracts	258,928	22,498	Other assets	331,727	35,426	Other assets
Commodity contracts	258,485	(22,076)	Other liabilities	315,861	(34,340)	Other liabilities
Interest rate lock commitments (mortgage)	396,130	4,869	Other assets	191,222	2,208	Other assets
Forward commitments (mortgage)	333,060	(1,903)	Other liabilities	139,984	(2,072)	Other liabilities
Purchased options (time deposit)	4,814	126	Other assets	11,185	109	Other assets
Written options (time deposit)	4,814	(126)	Other liabilities	11,185	(109)	Other liabilities
Derivatives designated as hedging instruments
Interest Rate Products	500,000	69	Other assets	500,000	(40)	Other liabilities

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Line Item in the Statement of Financial Position in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	June 30, 2019
Loans and investment securities receivables(a)	$505,659	$5,659
Total	$505,659	$5,659
(a) These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At June 30, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $994 million; the positive cumulative basis adjustments associated with these hedging relationships was $6 million; and the amounts of the designated hedged items were $500 million.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of the fair value hedge is recorded	$53	$—	$5	$—	$219	$—	$(13)	$—
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	4,165	—	(2,133)	—	6,222	—	(2,409)	—
Derivatives designated as hedging instruments(a)	(4,112)	—	2,138	—	(6,003)	—	2,396	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)		2019	2018	2019	2018
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$(1,018)	$(384)	$(1,690)	$108
Foreign currency exchange forwards	Capital markets, net	186	98	212	70
Commodity contracts	Capital markets, net	(97)	(1,050)	(664)	(886)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,837	255	2,661	1,749
Forward commitments (mortgage)	Mortgage banking, net	(78)	(616)	169	(606)

Note 11 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers, commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third party financial institutions. The Corporation is party to master netting arrangements with its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest, commodity, and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. The Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See Note 10 for additional information on the Corporation’s derivative and hedging activities.
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
The following table presents the assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross amounts of recognized assets			Gross amounts not offset in the consolidated balance sheets
($ in Thousands)		Gross amounts offset in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets	Derivative liability available for offset	Collateral received	Net amount
Derivative assets(a)
June 30, 2019	$17,504	$—	$17,504	$(6,693)	$(8,339)	$2,472
December 31, 2018	65,596	—	65,596	(22,873)	(41,879)	843

	Gross amounts of recognized liabilities			Gross amounts not offset in the consolidated balance sheets
($ in Thousands)		Gross amounts offset in the consolidated balance sheets	Net amounts presented in the consolidated balance sheets	Derivative asset available for offset	Collateral pledged	Net amount
Derivative liabilities(a)
June 30, 2019	$17,045	$—	$17,045	$(6,693)	$(10,179)	$174
December 31, 2018	22,951	—	22,951	(22,873)	(63)	16

(a) Includes interest, commodity, and foreign exchange agreements
Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

	June 30, 2019	December 31, 2018
	($ in Thousands)
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$8,902,027	$8,720,293
Commercial letters of credit(a)	6,951	7,599
Standby letters of credit(c)	264,541	255,904

(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and is not material at June 30, 2019 or December 31, 2018.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million and $2 million at June 30, 2019 and December 31, 2018, respectively, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $22 million at June 30, 2019 and $24 million at December 31, 2018, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, and new market projects for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at June 30, 2019 was $196 million, compared to $136 million at December 31, 2018, included in investment in unconsolidated subsidiaries on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $10 million and $9 million for the six months ended June 30, 2019 and 2018, respectively, and $5 million for both the three months ended June 30, 2019 and 2018. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $187 million at June 30, 2019 and $132 million at December 31, 2018.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $95 million and $51 million at June 30, 2019 and December 31, 2018, respectively.
For the six months ended June 30, 2019 and the year ended December 31, 2018, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $26 million and $25 million at June 30, 2019 and December 31, 2018, respectively, included in investment in unconsolidated subsidiaries on the consolidated balance sheets.

Legal Proceedings
The Corporation is party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial amounts. Although there can be no assurance as to the ultimate outcomes, the Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding matters and with respect to such legal proceedings, intends to continue to defend itself vigorously. The Corporation will consider settlement of cases when, in management’s judgment, it is in the best interests of both the Corporation and its shareholders.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of $771 thousand during the six months ended June 30, 2019 and $2 million for the year ended December 31, 2018. The loss reimbursement and settlement claims paid for the six months ended June 30, 2019 and for the year ended December 31, 2018 were negligible. Make whole requests during 2018 and the first six months of 2019 generally arose from loans sold during the period of January 1, 2012 to December 31, 2018. Since January 1, 2012, loans sold totaled $11.6 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2019, approximately $7.3 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve for the six months ended June 30, 2019 and for the year ended December 31, 2018:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
	($ in Thousands)
Balance at beginning of period	$752	$987
Repurchase provision expense	128	345
Adjustments to provision expense	—	(450)
Repurchase/reimbursement charges taken	(174)	(218)
Amount recorded at acquisition	—	88
Balance at end of period	$706	$752

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2019 and December 31, 2018, there were approximately $34 million and $47 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2019 and December 31, 2018, there were $51 million and $57 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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
Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. Since quoted prices for the Corporation's equity securities are readily available in an active market, they are classified within Level 1 of the fair value hierarchy. See Note 6 for additional disclosure regarding the Corporation’s equity securities.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2019 and December 31, 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
Derivative Financial Instruments (Foreign Currency Exchange Forwards): The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to its customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and is classified within Level 2 of the fair value hierarchy. See Note 10 for additional disclosures regarding the Corporation’s foreign currency exchange forwards.
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
While the Corporation has determined that the majority of the inputs used to value its commodity derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of June 30, 2019 and December 31, 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Hierarchy	June 30, 2019	December 31, 2018
		($ in Thousands)
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$—	$999
Residential mortgage-related securities
FNMA / FHLMC	Level 2	183,722	295,252
GNMA	Level 2	1,331,633	2,128,531
Private-label	Level 2	814	1,003
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	21,102	—
GNMA	Level 2	1,470,048	1,220,797
FFELP asset backed securities	Level 2	273,137	297,360
Other debt securities	Level 2	3,000	3,000
Total investment securities available for sale	Level 1	—	999
Total investment securities available for sale	Level 2	3,283,456	3,945,943
Equity securities with readily determinable fair values	Level 1	1,621	1,568
Residential loans held for sale	Level 2	129,303	64,321
Interest rate-related instruments	Level 2	77,264	52,796
Foreign currency exchange forwards	Level 2	2,683	721
Commodity contracts	Level 2	22,498	35,426
Purchased options (time deposit)	Level 2	126	109
Interest rate products (designated as hedging instruments)	Level 2	69	—
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	4,869	2,208
Liabilities
Interest rate-related instruments	Level 2	$15,013	$52,653
Foreign currency exchange forwards	Level 2	2,425	675
Commodity contracts	Level 2	22,076	34,340
Written options (time deposit)	Level 2	126	109
Interest rate products (designated as hedging instruments)	Level 2	—	40
Forward commitments to sell residential mortgage loans	Level 3	1,903	2,072

The table below presents a rollforward of the consolidated balance sheets amounts for the six months ended June 30, 2019 and the year ended December 31, 2018, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

Derivative Financial Instruments
($ in Thousands)
Balance December 31, 2017	$1,225
Total net gains (losses) included in income
Mortgage derivative gain (loss)	(1,085)
Balance December 31, 2018	$140
Total net gains (losses) included in income
Mortgage derivative gain (loss)	2,830
Balance June 30, 2019	$2,969

For Level 3 assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held for Sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At June 30, 2019, the closing ratio was 83%.
Derivative Financial Instruments (Mortgage Derivative — Forward Commitments to Sell Mortgage Loans): Mortgage derivatives include forward commitments to deliver closed-end residential mortgage loans into conforming Agency MBS or conforming Cash Forward sales. The fair value of such instruments is determined by the difference of current market prices for such traded instruments or available from forward cash delivery commitments and the original traded price for such commitments.

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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs:
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
The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the mortgage servicing rights portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
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
Equity Securities Without Readily Determinable Fair Value: The Corporation measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Included in equity securities are 77,000 Visa Class B restricted shares carried at fair value. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Based on the current conversion factor, the Corporation expects 77,000 shares of Visa Class B to convert to 125,495 shares of Visa Class A upon the litigation resolution.
In its determination of the new carrying values upon observable price changes, the Corporation will adjust the prices if deemed necessary to arrive at the Corporation's estimated fair values. Such adjustments may include adjustments to reflect the different rights and obligations of similar securities and other adjustments. See Note 6 for additional disclosure regarding the Corporation’s equity securities without readily determinable fair values.

The following table presents the carrying value of equity securities without readily determinable fair values still held as of June 30, 2019 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of June 30, 2019:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2018	$—
Upward carrying value changes	13,444
Carrying value as of June 30, 2019	$13,444

Cumulative upward carrying value changes between January 1, 2018 and June 30, 2019	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2019	$—

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized in the Consolidated Statements of Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
June 30, 2019
Assets
Impaired loans(a)	Level 3	$74,931	Provision for credit losses(b)	$(42,735)
Other real estate owned(c)	Level 2	519	Foreclosure / OREO expense, net	(1,115)
Mortgage servicing rights	Level 3	69,839	Mortgage banking, net	(146)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	13,444

December 31, 2018
Assets
Impaired loans(a)	Level 3	$26,191	Provision for credit losses(b)	$(14,521)
Other real estate owned(c)	Level 2	2,200	Foreclosure / OREO expense, net	(1,545)
Mortgage servicing rights	Level 3	81,012	Mortgage banking, net	545

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
The table below presents information about these inputs and further discussion is found above:

	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
June 30, 2019
Mortgage servicing rights	Discounted cash flow	Discount rate	11%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	12%
Impaired Loans	Appraisals / Discounted cash flow	Collateral / Discount factor	34%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		June 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$382,985	$382,985	$507,187	$507,187
Interest-bearing deposits in other financial institutions	Level 1	172,708	172,708	221,226	221,226
Federal funds sold and securities purchased under agreements to resell	Level 1	1,385	1,385	148,285	148,285
Investment securities held to maturity	Level 1	999	1,019	—	—
Investment securities held to maturity	Level 2	2,805,066	2,873,739	2,740,511	2,710,271
Investment securities available for sale	Level 1	—	—	999	999
Investment securities available for sale	Level 2	3,283,456	3,283,456	3,945,943	3,945,943
Equity securities with readily determinable fair values	Level 1	1,621	1,621	1,568	1,568
Equity securities without readily determinable fair values	Level 3	13,444	13,444	—	—
FHLB and Federal Reserve Bank stocks	Level 2	202,758	202,758	250,534	250,534
Residential loans held for sale	Level 2	129,303	129,303	64,321	64,321
Commercial loans held for sale	Level 2	11,000	11,000	14,943	14,943
Loans, net	Level 3	23,016,308	22,767,412	22,702,406	22,317,395
Bank and corporate owned life insurance	Level 2	668,638	668,638	663,203	663,203
Derivatives (other assets)	Level 2	102,641	102,641	89,052	89,052
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	4,869	4,869	2,208	2,208
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$21,906,970	$21,906,970	$22,081,992	$22,081,992
Brokered CDs and other time deposits(a)	Level 2	3,367,252	3,373,332	2,815,401	2,815,401
Short-term funding(b)	Level 2	111,983	111,983	157,074	157,074
Long-term funding	Level 2	796,403	840,323	795,611	826,612
FHLB advances	Level 2	2,742,941	2,781,103	3,574,371	3,565,572
Standby letters of credit(c)	Level 2	2,693	2,693	2,482	2,482
Derivatives (other liabilities)	Level 2	39,641	39,641	87,817	87,817
Forward commitments to sell residential mortgage loans	Level 3	1,903	1,903	2,072	2,072

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The carrying amount is a reasonable estimate of fair value for existing short-term funding.
(c) The commitment on standby letters of credit was $265 million at June 30, 2019 and $256 million at December 31, 2018. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Bank Mutual was acquired on February 1, 2018. The Bank Mutual Pension Plan was merged into the RAP on December 31, 2018. Bank Mutual's Postretirement Plan was merged into the Corporation's Postretirement Plan during the first quarter of 2018. The reported figures in 2018 for both the Bank Mutual Pension Plan and the Corporation's Postretirement Plan only include five months of Bank Mutual expense due to the timing of the Bank Mutual acquisition.
The Huntington branch acquisition closed on June 14, 2019, and the employees gained as a result of the transaction became eligible to participate in the RAP on the same date, with their vesting service credit based on their prior hours of service with Huntington.
The components of net periodic pension cost and net periodic benefit cost for the RAP, Bank Mutual Pension Plan, and Postretirement Plan for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,925	$1,893	$3,850	$3,785
Interest cost	2,413	1,660	4,825	3,320
Expected return on plan assets	(6,075)	(4,755)	(12,150)	(9,510)
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss	65	463	130	925
Total net periodic pension cost	$(1,691)	$(759)	$(3,383)	$(1,518)
Bank Mutual Pension Plan
Interest cost	N/A	650	N/A	$1,083
Expected return on plan assets	N/A	(1,060)	N/A	(1,592)
Total net periodic pension cost	N/A	$(410)	N/A	$(509)
Postretirement Plan
Interest cost	$26	$27	$52	$53
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss	(1)	2	(2)	4
Total net periodic benefit cost	$6	$10	$13	$19

The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense in the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the six months ended June 30, 2019. The Corporation made a $31 million contribution to the Bank Mutual Pension Plan during the six months ended June 30, 2018.
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
The reportable segment results are presented based on the Corporation's internal management accounting process. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in previously reported segment financial data. Additionally, the information presented is not indicative of how the segments would perform if they operated as independent entities.
To determine financial performance of each segment, the Corporation allocates FTP assignments, the provision for credit losses, certain noninterest expenses, income taxes, and equity to each segment. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised, the interest rate environment evolves, and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically reviewed.
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
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). In addition, the Risk Management and Shared Services segment includes certain unallocated expenses related to Bank Mutual's shared services and operations prior to system conversion in late June 2018. All Bank Mutual and Huntington branch acquisition related costs are included in the Risk Management and Shared Services segment.

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Net interest income	$115,648	$121,985	$231,557	$226,420
Net intersegment interest income (expense)	(20,061)	(14,656)	(42,683)	(23,133)
Segment net interest income	95,587	107,330	188,874	203,287
Noninterest income	14,318	14,194	25,763	26,876
Total revenue	109,904	121,524	214,637	230,163
Credit provision	13,317	11,126	26,802	21,723
Noninterest expense	40,022	41,775	78,810	81,025
Income (loss) before income taxes	56,566	68,623	109,026	127,415
Income tax expense (benefit)	10,864	13,454	20,866	24,880
Net income	$45,702	$55,169	$88,159	$102,535
Allocated goodwill			$525,798	$523,284

	Community, Consumer, and Business
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Net interest income	$84,874	$90,418	$172,946	$176,813
Net intersegment interest income (expense)	25,586	24,202	49,028	41,350
Segment net interest income	110,461	114,620	221,974	218,163
Noninterest income	78,335	76,250	152,559	150,286
Total revenue	188,796	190,870	374,533	368,449
Credit provision	4,966	4,880	10,000	9,846
Noninterest expense	138,415	138,553	269,405	265,700
Income (loss) before income taxes	45,415	47,437	95,128	92,904
Income tax expense (benefit)	9,540	9,962	19,983	19,510
Net income	$35,874	$37,475	$75,145	$73,394
Allocated goodwill			$650,221	$643,382

Information about the Corporation’s segments is presented below: (continued)

	Risk Management and Shared Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Net interest income	$13,097	$13,959	$24,664	$33,000
Net intersegment interest income (expense)	(5,525)	(9,546)	(6,345)	(18,217)
Segment net interest income	7,572	4,413	18,318	14,783
Noninterest income	3,185	2,399	8,718	6,059
Total revenue	10,757	6,812	27,036	20,842
Credit provision	(10,283)	(12,006)	(22,801)	(27,569)
Noninterest expense(a)	19,343	30,929	41,236	77,498
Income (loss) before income taxes	1,697	(12,111)	8,602	(29,087)
Income tax expense (benefit)	(1,387)	(8,661)	560	(11,806)
Net income	$3,084	$(3,450)	$8,042	$(17,280)
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Net interest income	$213,619	$226,362	$429,167	$436,233
Net intersegment interest income (expense)	—	—	—	—
Segment net interest income	213,619	226,362	429,167	436,233
Noninterest income	95,837	92,842	187,040	183,222
Total revenue	309,457	319,204	616,206	619,455
Credit provision	8,000	4,000	14,000	4,000
Noninterest expense	197,779	211,258	389,450	424,223
Income (loss) before income taxes	103,678	103,947	212,756	191,232
Income tax expense (benefit)	19,017	14,754	41,409	32,583
Net income	$84,661	$89,192	$171,347	$158,648
Allocated goodwill			$1,176,019	$1,166,665
(a) For the three months ended June 30, 2019 and 2018, the Risk Management and Shared Services segment includes approximately $4 million and $7 million, respectively, of acquisition related noninterest expense. For the six months ended June 30, 2019 and 2018, the Risk Management and Shared Services segment includes approximately $4 million and $28 million, respectively, of acquisition related noninterest expense.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2019 and 2018 respectively, including changes during the preceding six and three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2019	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	89,966	—	89,966
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(2,143)	—	(2,143)
Personnel expense	—	(75)	(75)
Other expense	—	128	128
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	288	—	288
Income tax (expense) benefit	(22,242)	(13)	(22,255)
Net other comprehensive income (loss) during period	65,869	40	65,909
Balance June 30, 2019	$(9,773)	$(49,290)	$(59,063)

Balance January 1, 2018	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	(60,754)	—	(60,754)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities loss (gain), net	2,015	—	2,015
Personnel expense	—	(76)	(76)
Other expense	—	929	929
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	(632)	—	(632)
Income tax (expense) benefit	15,340	(216)	15,124
Net other comprehensive income (loss) during period	(52,533)	(4,597)	(57,130)
Balance June 30, 2018	$(90,986)	$(28,902)	$(119,888)

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2019	$(54,065)	$(49,310)	$(103,375)
Other comprehensive income (loss) before reclassifications	59,476	—	59,476
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(463)	—	(463)
Personnel expense	—	(38)	(38)
Other expense	—	64	64
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	218	—	218
Income tax (expense) benefit	(14,940)	(7)	(14,947)
Net other comprehensive income (loss) during period	44,292	20	44,311
Balance June 30, 2019	$(9,773)	$(49,290)	$(59,063)

Balance April 1, 2018	$(78,453)	$(29,220)	$(107,673)
Other comprehensive income (loss) before reclassifications	(18,919)	—	(18,919)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities loss (gain), net	2,015	—	2,015
Personnel expense	—	(38)	(38)
Other expense	—	465	465
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	(335)	—	(335)
Income tax (expense) benefit	4,705	(109)	4,596
Net other comprehensive income (loss) during period	(12,533)	318	(12,215)
Balance June 30, 2018	$(90,986)	$(28,902)	$(119,888)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Insurance commissions and fees	$—	$—	$—	$—
Wealth management fees	—	—	—	—
Service charges and deposit account fees	3,195	3,786	6,583	8,011
Card-based fees(a)	338	347	666	661
Other revenue	(1,016)	(813)	(1,284)	(157)
Noninterest Income (in-scope of Topic 606)	$2,517	$3,320	$5,964	$8,515
Noninterest Income (out-of-scope of Topic 606)	11,801	10,874	19,799	18,361
Total Noninterest Income	$14,318	$14,194	$25,763	$26,876

	Community, Consumer, and Business
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Insurance commissions and fees	$22,982	$23,988	$48,442	$46,612
Wealth management fees	20,691	20,307	40,870	40,708
Service charges and deposit account fees	12,218	12,590	23,926	24,773
Card-based fees(a)	9,791	9,806	18,709	18,960
Other revenue	2,740	2,657	5,372	5,493
Noninterest Income (in-scope of Topic 606)	$68,421	$69,349	$137,320	$136,547
Noninterest Income (out-of-scope of Topic 606)	9,914	6,901	15,239	13,739
Total Noninterest Income	$78,335	$76,250	$152,559	$150,286
The Corporation's disaggregated revenue by major source is presented below: (continued)

	Risk Management and Shared Services
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Insurance commissions and fees	$3	$7	$7	$32
Wealth management fees	—	26	—	267
Service charges and deposit account fees	14	13	32	25
Card-based fees(a)	48	3	97	6
Other revenue	119	108	239	160
Noninterest Income (in-scope of Topic 606)	$184	$156	$375	$490
Noninterest Income (out-of-scope of Topic 606)	3,000	2,242	8,343	5,570
Total Noninterest Income	$3,185	$2,399	$8,718	$6,059

	Consolidated Total
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in Thousands)
Insurance commissions and fees	$22,985	$23,996	$48,449	$46,644
Wealth management fees	20,691	20,333	40,870	40,975
Service charges and deposit account fees	15,426	16,390	30,542	32,810
Card-based fees(a)	10,177	10,155	19,472	19,628
Other revenue	1,843	1,952	4,327	5,496
Noninterest Income (in-scope of Topic 606)	$71,122	$72,825	$143,660	$145,553
Noninterest Income (out-of-scope of Topic 606)	24,715	20,017	43,380	37,670
Total Noninterest Income	$95,837	$92,842	$187,040	$183,222
(a) Certain card-based fees are out-of-scope of Topic 606.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
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

Brokerage commissions and fees(b)
Brokerage commissions and fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payments for these services are typically received immediately or in advance of the service.

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

These operating leases have original terms of 1 year or longer with remaining maturities up to 43 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.

The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.

Operating lease costs and cash flows resulting from operating lease are presented below:

($ in Thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating Lease Costs	$2,888	$5,793
Operating Lease Cash Flows	2,762	5,570

The lease classifications on the consolidated balance sheets were as follows:

	June 30, 2019
($ in Thousands)	Amount	Consolidated Balance Sheets Category
Operating lease right-of-use asset	$48,114	Premises and equipment
Finance lease right-of-use asset	—	Other assets
Operating lease liability	52,259	Accrued expenses and other liabilities
Finance lease liability	—	Other long-term funding

The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	June 30, 2019
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$256	1.10	2.73%
Retail and corporate offices	50,644	6.36	3.42%
Land	9,602	12.14	3.40%
Total operating leases	$60,501	7.18	3.41%

Lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Amount
Six Months Ending December 31, 2019	$6,447
2020	10,665
2021	9,942
2022	7,519
2023	5,379
Beyond 2023	20,550
Total lease payments	60,501
Less: interest	8,242
Present value of lease payments	$52,259

As of June 30, 2019, we have additional operating leases, primarily retail and corporate offices, that have not yet commenced of $16 million. These operating leases will commence between January 2020 and July 2023 with lease terms of 3 years to 6 years.

Practical Expedients
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
Performance Summary

•
Average loans of $23.2 billion increased $685 million, or 3%, from the first six months of 2018. Average deposits of $24.8 billion increased $1.2 billion, or 5%, from the first six months of 2018. For 2019, the Corporation expects to grow annual average loans by 3% to 6% and maintain a loan-to-deposit ratio under 100%.

•
Net interest income of $429 million decreased $7 million, or 2%, from the first six months of 2018. Net interest margin was 2.89% compared to 2.97% for the first six months of 2018 primarily due to lower prepayments and accretion related to the Bank Mutual acquisition. For 2019, the Corporation expects full year net interest margin to be approximately 2.90%, based on the expectation of two 25 bp Federal funds rate decreases during the remainder of the year.

•
Provision for credit losses was $14 million, an increase of $10 million compared to provision for the first six months of 2018. For 2019, the Corporation expects the provision for credit losses to adjust with changes to risk grade, other indications of credit quality, and loan volume.

•
Noninterest income of $187 million was up $4 million, or 2%, from the first six months of 2018. For 2019, the Corporation expects improving year-over-year fee-based revenues and approximately $360 million to $375 million in full year noninterest income.

•
Noninterest expense of $389 million was down $35 million, or 8%, from the first six months of 2018, driven by a reduction of $23 million in acquisition related costs. For 2019, the Corporation expects full year noninterest expense to be approximately $790 million to $795 million.

Table 1 Summary Results of Operations: Trends

	YTD 2019	YTD 2018	2Q19	1Q19	4Q18	3Q18	2Q18
	($ in Thousands, except per share data)
Net income	$171,347	$158,648	$84,661	$86,686	$88,985	$85,929	$89,192
Net income available to common equity	163,746	153,980	80,860	82,885	85,278	83,521	86,863
Earnings per common share - basic	1.00	0.92	0.49	0.50	0.52	0.49	0.51
Earnings per common share - diluted	0.99	0.90	0.49	0.50	0.51	0.48	0.50
Effective tax rate	19.46%	17.04%	18.34%	20.53%	21.83%	20.64%	14.19%

Back to table of contents

Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$8,499,564	$203,327	4.82%	$7,506,399	$161,476	4.34%
Commercial real estate lending	5,124,476	132,034	5.19%	5,553,469	133,554	4.85%
Total commercial	13,624,040	335,361	4.96%	13,059,868	295,030	4.55%
Residential mortgage(d)	8,372,299	146,673	3.50%	8,188,955	136,729	3.34%
Retail(d)	1,233,297	38,450	6.25%	1,295,716	35,765	5.54%
Total loans	23,229,636	520,485	4.51%	22,544,539	467,523	4.17%
Investment securities
Taxable	4,749,307	55,764	2.35%	5,547,289	60,727	2.19%
Tax-exempt(a)	1,894,689	35,573	3.76%	1,405,561	25,200	3.59%
Other short-term investments	474,050	8,221	3.49%	353,152	5,330	3.04%
Investments and other	7,118,047	99,558	2.79%	7,306,003	91,257	2.50%
Total earning assets	30,347,682	$620,043	4.10%	29,850,541	$558,780	3.76%
Other assets, net	3,105,409			2,953,835
Total assets	$33,453,091			$32,804,377
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$2,209,804	$2,836	0.26%	$1,808,207	$412	0.05%
Interest-bearing demand	4,862,763	29,229	1.21%	4,620,383	17,736	0.77%
Money market	7,252,639	41,669	1.16%	7,202,684	21,830	0.61%
Network transaction deposits	2,124,262	26,082	2.48%	2,269,000	18,281	1.62%
Time deposits	3,334,305	30,007	1.82%	2,639,731	13,585	1.04%
Total interest-bearing deposits	19,783,773	129,823	1.32%	18,540,005	71,843	0.78%
Federal funds purchased and securities sold under agreements to repurchase	146,357	913	1.26%	267,602	1,060	0.80%
Commercial paper	36,096	88	0.49%	69,654	111	0.32%
FHLB advances	3,404,213	37,298	2.21%	4,275,753	34,402	1.62%
Long-term funding	795,964	14,792	3.72%	497,433	9,088	3.65%
Total short and long-term funding	4,382,630	53,091	2.44%	5,110,442	44,661	1.76%
Total interest-bearing liabilities	24,166,403	$182,914	1.53%	23,650,448	$116,504	0.99%
Noninterest-bearing demand deposits	5,036,537			5,108,554
Other liabilities	416,034			415,683
Stockholders’ equity	3,834,116			3,629,692
Total liabilities and stockholders’ equity	$33,453,091			$32,804,377
Interest rate spread			2.57%			2.77%
Net free funds			0.32%			0.20%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$437,128	2.89%		$442,277	2.97%
Fully tax-equivalent adjustment		7,962			6,043
Net interest income		$429,167			$436,233
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) Upon conversion, certain Bank Mutual loans were reclassified from home equity to residential mortgage. June 30, 2018 balances have been adjusted to reflect this change.

Table 2 Net Interest Income Analysis (continued)

	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in Thousands)
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$8,621,609	$103,029	4.79%	$8,376,163	$100,298	4.86%	$7,697,057	$86,771	4.52%
Commercial real estate lending	5,130,954	66,522	5.19%	5,117,926	65,512	5.19%	5,705,817	72,049	5.06%
Total commercial	13,752,563	169,551	4.94%	13,494,089	165,810	4.98%	13,402,874	158,820	4.75%
Residential mortgage	8,378,082	72,692	3.47%	8,366,452	73,981	3.54%	8,310,358	69,774	3.36%
Retail	1,223,726	19,095	6.25%	1,242,973	19,355	6.26%	1,292,196	18,466	5.72%
Total loans	23,354,371	261,338	4.48%	23,103,514	259,147	4.53%	23,005,428	247,060	4.30%
Investment securities
Taxable	4,523,260	26,710	2.36%	4,977,866	29,053	2.34%	5,518,077	30,623	2.22%
Tax-exempt(a)	1,943,485	18,304	3.77%	1,845,352	17,270	3.74%	1,497,192	13,587	3.63%
Other short-term investments	479,590	3,995	3.34%	468,449	4,226	3.65%	392,009	3,153	3.22%
Investments and other	6,946,335	49,009	2.81%	7,291,666	50,549	2.78%	7,407,277	47,363	2.56%
Total earning assets	30,300,707	$310,347	4.10%	30,395,180	$309,695	4.11%	30,412,705	$294,423	3.88%
Other assets, net	3,161,076			3,049,123			3,022,659
Total assets	$33,461,783			$33,444,303			$33,435,364
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$2,319,556	$1,686	0.29%	$2,098,834	$1,150	0.22%	$1,892,808	$210	0.04%
Interest-bearing demand	4,984,511	15,309	1.23%	4,739,662	13,920	1.19%	4,735,514	9,918	0.84%
Money market	7,118,594	20,883	1.18%	7,388,174	20,786	1.14%	7,190,178	12,045	0.67%
Network transaction deposits	2,024,604	12,456	2.47%	2,225,027	13,626	2.48%	2,130,854	9,503	1.79%
Time deposits	3,544,317	16,717	1.89%	3,121,960	13,291	1.73%	2,565,001	6,755	1.06%
Total interest-bearing deposits	19,991,581	67,050	1.35%	19,573,656	62,773	1.30%	18,514,355	38,431	0.83%
Federal funds purchased and securities sold under agreements to repurchase	115,694	286	0.99%	177,361	627	1.43%	259,713	538	0.83%
Commercial paper	30,612	37	0.49%	41,640	51	0.50%	65,631	51	0.31%
FHLB advances	3,171,353	17,744	2.24%	3,639,660	19,554	2.18%	4,809,071	21,279	1.77%
Long-term funding	796,169	7,396	3.72%	795,757	7,396	3.72%	497,517	4,544	3.65%
Total short and long-term funding	4,113,829	25,463	2.48%	4,654,418	27,628	2.40%	5,631,932	26,412	1.88%
Total interest-bearing liabilities	24,105,410	$92,513	1.54%	24,228,074	$90,401	1.51%	24,146,287	$64,843	1.08%
Noninterest-bearing demand deposits	5,089,928			4,982,553			5,131,894
Other liabilities	413,550			418,546			436,130
Stockholders’ equity	3,852,894			3,815,130			3,721,053
Total liabilities and stockholders’ equity	$33,461,783			$33,444,303			$33,435,364
Interest rate spread			2.56%			2.60%			2.80%
Net free funds			0.31%			0.30%			0.22%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$217,834	2.87%		$219,294	2.90%		$229,580	3.02%
Fully tax-equivalent adjustment		4,215			3,747			3,217
Net interest income		$213,619			$215,547			$226,362
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

Notable Contributions to the Change in Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $429 million for the first six months of 2019 compared to $436 million for the first six months of 2018. The decrease was attributable to lower prepayments and accretion related to the Bank Mutual acquisition during 2018 partially offset by higher loan balances in 2019. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.

•
Fully tax-equivalent net interest income of $437 million for the first six months of 2019 was $5 million, or 1%, lower than the first six months of 2018. The net interest margin for the first six months of 2019 was 2.89%, compared to 2.97% for the first six months of 2018. The decrease was attributable to higher prepayments and accretion related to the Bank Mutual acquisition during the first six months of 2018.

•
Accreted income from the acquired Bank Mutual and Huntington loan portfolios contributed $4 million to net interest income for the first six months of 2019 compared to $15 million of Bank Mutual accretion for the first six months of 2018, of which approximately $7 million of the accreted income was from loan prepayments and other adjustments.

•
Average earning assets of $30.3 billion for the first six months of 2019 were $497 million, or 2%, higher than the first six months of 2018. Average loans of $23.2 billion for the first six months of 2019 increased $685 million, or 3%, from the first six months of 2018, primarily due to a $564 million, or 4%, increase in commercial loans.

•
Average interest-bearing liabilities of $24.2 billion for the first six months of 2019 were up $516 million, or 2%, versus the first six months of 2018. On average, interest-bearing deposits increased $1.2 billion, or 7%, primarily driven by increases in time and savings deposits. Long-term funding increased $299 million, primarily due to the issuance of $300 million of senior bank notes in August 2018. FHLB Advances decreased $872 million, or 20%, from the first six months of 2018.

•
The cost of interest-bearing liabilities was 1.53% for the first six months of 2019, which was 54 bp higher than the first six months of 2018. The increase was primarily due to a 54 bp increase in the cost of average interest-bearing deposits to 1.32% and a 59 bp increase in the cost of FHLB advances to 2.21%, both primarily due to increases in the Federal funds rate.

•
The Federal Reserve left the interest rate unchanged for the second quarter of 2019 at a range of 2.25% to 2.50%, compared to a range of 1.75% to 2.00% at the end of the second quarter of 2018. The Federal Reserve has communicated an openness to reducing the Federal funds rate. However, the timing and magnitude of any such decreases are uncertain and will depend on domestic and global economic conditions. For the remainder of 2019, the Corporation is anticipating two 25 bp Federal funds rate decreases.

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

•
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the six months ended June 30, 2019 was $14 million, compared to $4 million for the six months ended June 30, 2018.

•
Net charge offs were $21 million, or 0.18%, of average loans on an annualized basis, for the six months ended June 30, 2019, compared to $18 million, or 0.16%, of average loans on an annualized basis, for the six months ended June 30, 2018.

•	The ratio of the allowance for loan losses to total loans was 1.00% for June 30, 2019 and 1.10% for June 30, 2018.

Noninterest Income
Table 3 Noninterest Income

									2Q19 Change vs
($ in Thousands)	YTD 2Q19	YTD 2Q18	YTD % Change	2Q19	1Q19	4Q18	3Q18	2Q18	1Q19	2Q18
Insurance commissions and fees	$48,449	$46,644	4%	$22,985	$25,464	$21,232	$21,636	$23,996	(10)%	(4)%
Wealth management fees(a)	40,870	40,975	—%	20,691	20,180	20,364	21,224	20,333	3%	2%
Service charges and deposit account fees	30,542	32,810	(7)%	15,426	15,115	16,361	16,904	16,390	2%	(6)%
Card-based fees	19,392	19,557	(1)%	10,131	9,261	10,316	9,783	10,115	9%	—%
Other fee-based revenue	9,161	8,252	11%	5,178	3,983	5,260	4,307	4,272	30%	21%
Total fee-based revenue	148,414	148,238	—%	74,411	74,003	73,533	73,854	75,106	1%	(1)%
Capital markets, net	7,916	10,089	(22)%	4,726	3,189	4,931	5,099	4,783	48%	(1)%
Mortgage banking income	19,772	16,670	19%	12,246	7,526	5,846	6,444	8,451	63%	45%
Mortgage servicing rights expense	5,593	4,042	38%	2,779	2,814	2,575	2,432	2,193	(1)%	27%
Mortgage banking, net	14,178	12,628	12%	9,466	4,712	3,271	4,012	6,258	101%	51%
Bank and corporate owned life insurance	7,144	7,165	—%	3,352	3,792	3,247	3,540	3,978	(12)%	(16)%
Other	5,807	4,727	23%	2,547	3,260	1,522	2,802	2,235	(22)%	14%
Subtotal	183,459	182,847	—%	94,504	88,956	86,504	89,307	92,360	6%	2%
Asset gains (losses), net(b)	1,438	2,390	(40)%	871	567	(2,456)	(1,037)	2,497	54%	(65)%
Investment securities gains(losses), net	2,143	(2,015)	N/M	463	1,680	—	30	(2,015)	(72)%	N/M
Total noninterest income	$187,040	$183,222	2%	$95,837	$91,202	$84,046	$88,300	$92,842	5%	3%
Mortgage loans originated for sale during period	$459,181	$516,285	(11)%	$296,660	$162,521	$244,700	$331,334	$318,682	83%	(7)%
Mortgage loan settlements during period	$432,099	$482,080	(10)%	$272,257	$159,842	$304,723	$344,849	$294,456	70%	(8)%
Assets under management, at market value(c)	$11,475	$10,776	6%	$11,475	$11,192	$10,291	$11,206	$10,776	3%	6%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) 2Q19 and YTD 2019 include less than $1 million of Huntington related asset losses; 3Q18 and 2Q18 each include approximately $1 million of Bank Mutual acquisition related asset losses net of asset gains.
(c) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income

•	Insurance revenue was $48 million, up $2 million, or 4%, from the first six months of 2018, driven by higher revenues in the property & casualty business.

•
Service charges and deposit account fees decreased $2 million, or 7%, from the first six months of 2018, primarily driven by decreases in service charges on business accounts resulting from higher earnings credit rates on certain deposit accounts.

•	Capital markets, net was down $2 million, or 22%, from the first six months of 2018, primarily driven by unfavorable credit valuation adjustments.

•
Investment securities gains (losses), net was up $4 million from the first six months of 2018. During the first six months of 2019, the Corporation recorded an $11 million loss on the sale of taxable, floating rate ABS and shorter duration MBS, CMBS, and CMO Agency securities, with the proceeds utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a stable to declining rate environment. These sales were more than offset by the write-up of equity securities that occurred during the second quarter of 2019. During the first six months of 2018, the Corporation recorded a $2 million loss on the sale of investment securities related to the sale of lower yielding GNMA commercial mortgage-related securities.

Noninterest Expense
Table 4 Noninterest Expense

									2Q19 Change vs
($ in Thousands)	YTD 2Q19	YTD 2Q18	YTD % Change	2Q19	1Q19	4Q18	3Q18	2Q18	1Q19	2Q18
Personnel	$243,279	$241,665	1%	$123,228	$120,050	$116,535	$124,476	$123,980	3%	(1)%
Technology	39,126	37,167	5%	20,114	19,012	17,944	17,563	19,452	6%	3%
Occupancy	30,302	30,428	—%	13,830	16,472	14,174	14,519	15,071	(16)%	(8)%
Business development and advertising	13,293	13,760	(3)%	6,658	6,636	8,950	8,213	7,067	—%	(6)%
Equipment	11,245	11,509	(2)%	5,577	5,668	5,897	5,838	5,953	(2)%	(6)%
Legal and professional	8,619	11,697	(26)%	4,668	3,951	5,888	5,476	6,284	18%	(26)%
Card issuance costs	2,266	4,744	(52)%	1,290	977	1,442	2,247	2,412	32%	(47)%
Loan costs	2,316	1,733	34%	952	1,364	790	1,430	761	(30)%	25%
Foreclosure / OREO expense, net	1,491	1,744	(15)%	924	567	909	950	1,021	63%	(10)%
FDIC assessment	8,250	16,500	(50)%	4,500	3,750	5,750	7,750	8,250	20%	(45)%
Other intangible amortization	4,551	3,693	23%	2,324	2,226	2,233	2,233	2,168	4%	7%
Acquisition related costs(a)	4,366	27,712	(84)%	3,734	632	(981)	2,271	7,107	N/M	(47)%
Other	20,346	21,873	(7)%	9,979	10,366	13,632	11,445	11,732	(4)%	(15)%
Total noninterest expense	$389,450	$424,223	(8)%	$197,779	$191,671	$193,163	$204,413	$211,258	3%	(6)%
Personnel expense to total noninterest expense	62%	57%		62%	63%	60%	61%	59%
Average full-time equivalent employees(b)	4,663	4,715		4,666	4,660	4,659	4,707	4,792
N/M = Not Meaningful
(a) Includes Bank Mutual and Huntington branch acquisition related costs only
(b) Average full-time equivalent employees without overtime

Notable Contributions to the Change in Noninterest Expense

•	FDIC assessment expenses decreased $8 million, or 50%, from the first six months of 2018, driven by the removal of the FDIC surcharge assessment in late 2018.

•
Acquisition costs decreased $23 million, or 84%, from the first six months of 2018, due to higher Bank Mutual acquisition related costs in 2018 compared to Huntington branch acquisition related costs in 2019.

Income Taxes

The Corporation recognized income tax expense of $41 million for the six months ended June 30, 2019, compared to income tax expense of $33 million for the six months ended June 30, 2018. The change in income tax expense was due primarily to an increase in the level of pre-tax book income coupled with a decrease in one-time tax benefits from the implementation of tax planning strategies, partially offset by an increase in tax exempt income and the contribution of appreciated securities to the Corporation’s Charitable Remainder Trust during the first six months of 2019. The Corporation's effective tax rate was 19.46% for the first six months of 2019, compared to an effective tax rate of 17.04% for the first six months of 2018. The lower effective tax rate during the first six months of 2018 was primarily due to greater one-time tax benefits from the implementation of tax planning strategies related to the Tax Act.

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

Balance Sheet Analysis

•
At June 30, 2019, total assets were $33.3 billion, down $375 million, or 1%, from December 31, 2018 and down $380 million, or 1%, from June 30, 2018. On June 14, 2019, the Corporation added $726 million in assets from the Huntington branch acquisition. See Note 2 Acquisitions of the notes to consolidated financial statements for additional information.

•
Investment securities at June 30, 2019 were $6.1 billion, down $584 million, or 9%, from December 31, 2018 and down $759 million, or 11%, from June 30, 2018, as the Corporation used its investment portfolio as a source of funds during the second quarter of 2019 and sought to reposition its investments for a stable to declining interest rate environment.

•
Loans of $23.2 billion at June 30, 2019 were up $310 million, or 1%, from December 31, 2018 and were up $273 million, or 1%, from June 30, 2018. On June 14, 2019, the Corporation added $116 million in loans from the Huntington branch acquisition. See section Loans for additional information on loans.

•
At June 30, 2019, total deposits of $25.3 billion were up $377 million, or 2%, from December 31, 2018 and were up $1.5 billion, or 6%, from June 30, 2018. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. See section Deposits and Customer Funding for additional information on deposits.

•
FHLB advances were $2.7 billion at June 30, 2019, down $831 million, or 23%, from December 31, 2018 and were down $2.1 billion, or 43%, from June 30, 2018 primarily driven by a shift in our funding mix towards deposit funding.

•
At June 30, 2019, preferred equity was $257 million, unchanged from December 31, 2018 and up $97 million from June 30, 2018 as a result of the Corporation's $100 million Non-Cumulative Perpetual Preferred Stock, Series E issuance during the third quarter of 2018.

Loans
Table 5 Period End Loan Composition

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	($ in Thousands)
Commercial and industrial	$7,579,384	33%	$7,587,597	33%	$7,398,044	32%	$7,159,941	31%	$7,109,796	31%
Commercial real estate — owner occupied	942,811	4%	932,393	4%	920,443	4%	867,682	4%	888,330	4%
Commercial and business lending	8,522,194	37%	8,519,990	37%	8,318,487	36%	8,027,622	35%	7,998,126	35%
Commercial real estate — investor	3,779,201	16%	3,809,253	16%	3,751,554	16%	3,924,499	17%	3,996,415	17%
Real estate construction	1,394,815	6%	1,273,782	6%	1,335,031	6%	1,416,209	6%	1,487,159	6%
Commercial real estate lending	5,174,016	22%	5,083,035	22%	5,086,585	22%	5,340,708	23%	5,483,574	24%
Total commercial	13,696,210	59%	13,603,025	59%	13,405,072	58%	13,368,330	58%	13,481,700	59%
Residential mortgage	8,277,479	36%	8,323,846	36%	8,277,712	36%	8,227,649	36%	8,207,253	36%
Home equity	916,213	4%	868,886	4%	894,473	4%	901,275	4%	911,363	4%
Other consumer	360,065	2%	352,602	2%	363,171	2%	369,858	2%	376,470	2%
Total consumer	9,553,757	41%	9,545,333	41%	9,535,357	42%	9,498,782	42%	9,495,086	41%
Total loans	$23,249,967	100%	$23,148,359	100%	$22,940,429	100%	$22,867,112	100%	$22,976,786	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2018 and the first six months of 2019. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

Table 6 Loan Distribution and Interest Rate Sensitivity

	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
June 30, 2019	($ in Thousands)
Commercial and industrial	$6,953,473	$496,111	$129,799	$7,579,384	33%
Commercial real estate — owner occupied	503,232	264,222	175,356	942,811	4%
Commercial real estate — investor	3,278,199	425,221	75,781	3,779,201	16%
Real estate construction	1,330,911	60,368	3,536	1,394,815	6%
Residential Mortgage - Adjustable(b)	635,122	2,851,464	1,477,931	4,964,517	21%
Residential Mortgage - Fixed	33,350	62,115	3,217,497	3,312,962	14%
Home Equity	40,837	96,374	779,002	916,213	4%
Other Consumer	163,271	49,376	147,419	360,065	2%
Total Loans	$12,938,394	$4,305,252	$6,006,322	$23,249,967	100%
Fixed rate	$5,403,128	$1,043,521	$3,720,767	$10,167,416	44%
Floating or adjustable rate	7,535,266	3,261,731	2,285,555	13,082,552	56%
Total	$12,938,394	$4,305,252	$6,006,322	$23,249,967	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.

At June 30, 2019, $18.5 billion, or 80%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2019, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

June 30, 2019	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	8%	22%
Power and Utilities	6%	16%
Real Estate	5%	13%
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
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At June 30, 2019, the oil and gas portfolio was comprised of 48 credits, totaling $657 million of outstanding balances which represents less than 3% of total loans. The decrease in balances from March 31, 2019 was driven by a purposeful reduction in exposure to the Corporation's higher-leveraged borrowers. The Corporation will remain active in the business, but we expect to further reduce our exposure over the remainder of the year.

The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are first lien, reserve-based, and borrowing base dependent lines of credit. The portfolio is diversified across all major U.S. geographic basins and is diversified by product line with approximately 58% in oil and 42% in gas at June 30, 2019. Borrowing base re-determinations for the portfolio are generally completed twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 8 Oil and Gas Loan Portfolio

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in Millions)
Total oil and gas related loans	$657	$754	$747	$731	$682
Quarter net charge offs/(recoveries)	10	4	(3)	9	7
Oil and gas related allowance	25	11	12	10	17
Oil and gas related allowance ratio	3.8%	1.5%	1.6%	1.4%	2.5%
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 9 Largest Commercial Real Estate Investor Property Type Exposures

June 30, 2019	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	33%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2019. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years.
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

Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $149 million and $162 million of student loans at June 30, 2019 and December 31, 2018, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 10 provides detailed information regarding nonperforming assets, which include nonaccrual loans, other real estate owned, and other nonperforming assets:
Table 10 Nonperforming Assets

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in Thousands)
Nonperforming assets
Commercial and industrial	$84,151	$73,379	$41,021	$50,146	$81,776
Commercial real estate — owner occupied	571	890	3,957	4,779	18,649
Commercial and business lending	84,722	74,269	44,978	54,925	100,425
Commercial real estate — investor	1,485	776	1,952	19,725	26,503
Real estate construction	427	739	979	1,154	1,544
Commercial real estate lending	1,912	1,516	2,931	20,879	28,047
Total commercial	86,634	75,784	47,909	75,804	128,472
Residential mortgage	68,166	67,323	67,574	65,896	62,896
Home equity	11,835	12,300	12,339	12,324	12,958
Other consumer	72	149	79	68	134
Total consumer	80,073	79,772	79,992	78,288	75,988
Total nonaccrual loans	166,707	155,556	127,901	154,092	204,460
Commercial real estate owned	3,314	3,434	4,047	4,680	4,848
Residential real estate owned	3,508	3,740	2,963	3,630	3,715
Bank properties real estate owned	11,533	5,112	4,974	17,343	18,645
Other real estate owned (“OREO”)	18,355	12,286	11,984	25,653	27,207
Other nonperforming assets	—	—	—	6,379	7,059
Total nonperforming assets (“NPAs”)	$185,062	$167,843	$139,885	$186,124	$238,726
Accruing loans past due 90 days or more
Commercial	$293	$287	$311	$319	$222
Consumer	1,795	1,931	1,853	1,856	1,617
Total accruing loans past due 90 days or more	$2,088	$2,218	$2,165	$2,175	$1,839
Restructured loans (accruing)
Commercial	$19,367	$19,480	$28,668	$43,199	$36,852
Consumer	26,114	27,068	24,595	25,955	26,871
Total restructured loans (accruing)	$45,481	$46,548	$53,263	$69,154	$63,723
Nonaccrual restructured loans (included in nonaccrual loans)	$24,332	$24,172	$26,292	$33,757	$38,005
Ratios
Nonaccrual loans to total loans	0.72%	0.67%	0.56%	0.67%	0.89%
NPAs to total loans plus OREO	0.80%	0.72%	0.61%	0.81%	1.04%
NPAs to total assets	0.56%	0.50%	0.42%	0.56%	0.71%
Allowance for loan losses to nonaccrual loans	140.16%	151.12%	186.10%	153.32%	123.55%

Table 10 Nonperforming Assets (continued)

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in Thousands)
Accruing loans 30-89 days past due
Commercial and industrial	$4,909	$3,295	$525	$5,732	$588
Commercial real estate — owner occupied	2,018	6,066	2,699	6,126	193
Commercial and business lending	6,926	9,361	3,224	11,858	781
Commercial real estate — investor	1,382	1,090	3,767	373	828
Real estate construction	151	6,773	330	517	19,765
Commercial real estate lending	1,532	7,863	4,097	890	20,593
Total commercial	8,459	17,224	7,321	12,748	21,374
Residential mortgage	9,756	13,274	9,706	8,899	9,341
Home equity	5,827	6,363	6,049	8,080	7,270
Other consumer	1,838	2,364	2,269	1,979	1,735
Total consumer	17,422	22,001	18,024	18,958	18,346
Total accruing loans 30-89 days past due	$25,881	$39,225	$25,345	$31,706	$39,720
Potential problem loans
Commercial and industrial	$58,658	$111,772	$116,578	$144,468	$172,177
Commercial real estate — owner occupied	24,237	48,929	55,964	32,526	38,879
Commercial and business lending	82,895	160,701	172,542	176,994	211,056
Commercial real estate — investor	77,766	70,613	67,481	49,842	24,790
Real estate construction	3,166	4,600	3,834	3,392	3,168
Commercial real estate lending	80,932	75,213	71,315	53,234	27,958
Total commercial	163,828	235,914	243,856	230,228	239,014
Residential mortgage	1,983	5,351	5,975	6,073	2,355
Home equity	32	91	103	148	142
Other consumer	—	—	—	—	6
Total consumer	2,014	5,443	6,078	6,221	2,503
Total potential problem loans	$165,842	$241,357	$249,935	$236,449	$241,517
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
OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation’s risk of loss. OREO properties increased $6 million, or 53%, from December 31, 2018, primarily driven by the pending disposition of recently consolidated Huntington branches, but decreased $9 million, or 33%, from June 30, 2018, primarily driven by the Bank Mutual branch dispositions during the fourth quarter of 2018.

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
The methodology used for the allocation of the allowance for loan losses at June 30, 2019 and December 31, 2018 was generally comparable. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors, for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry segments. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Lastly, management allocates allowance for loan losses to absorb losses that may not be provided for by the other components due to other factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses

	YTD
($ in Thousands)	June 30, 2019	June 30, 2018	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Allowance for Loan Losses
Balance at beginning of period	$238,023	$265,880	$235,081	$238,023	$236,250	$252,601	$257,058
Provision for loan losses	16,500	4,500	12,000	4,500	2,000	(4,000)	4,000
Charge offs	(31,247)	(27,081)	(15,761)	(15,486)	(6,151)	(17,304)	(14,926)
Recoveries	10,384	9,302	2,339	8,044	5,923	4,953	6,470
Net charge offs	(20,864)	(17,779)	(13,421)	(7,442)	(228)	(12,351)	(8,456)
Balance at end of period	$233,659	$252,601	$233,659	$235,081	$238,023	$236,250	$252,601
Allowance for Unfunded Commitments
Balance at beginning of period	$24,336	$24,400	$25,836	$24,336	$25,336	$26,336	$26,336
Provision for unfunded commitments	(2,500)	(500)	(4,000)	1,500	(1,000)	(1,000)	—
Amount recorded at acquisition	70	2,436	70	—	—	—	—
Balance at end of period	$21,907	$26,336	$21,907	$25,836	$24,336	$25,336	$26,336
Allowance for credit losses(a)	$255,566	$278,937	$255,566	$260,917	$262,359	$261,586	$278,937
Provision for credit losses(b)	14,000	4,000	8,000	6,000	1,000	(5,000)	4,000
Net loan (charge offs) recoveries
Commercial and industrial	$(19,605)	$(13,205)	$(12,177)	$(7,428)	$2,974	$(6,893)	$(6,606)
Commercial real estate — owner occupied	1,089	(755)	(104)	1,193	282	(252)	270
Commercial and business lending	(18,515)	(13,960)	(12,281)	(6,235)	3,256	(7,145)	(6,336)
Commercial real estate — investor	34	(1,181)	3	31	(2,107)	(3,958)	(1,189)
Real estate construction	151	237	151	—	106	(195)	48
Commercial real estate lending	185	(944)	153	31	(2,001)	(4,153)	(1,141)
Total commercial	(18,331)	(14,904)	(12,127)	(6,203)	1,255	(11,298)	(7,477)
Residential mortgage	(822)	(266)	(365)	(457)	(94)	5	(135)
Home equity	548	(537)	239	309	(270)	200	140
Other consumer	(2,259)	(2,072)	(1,169)	(1,090)	(1,118)	(1,258)	(984)
Total consumer	(2,533)	(2,875)	(1,294)	(1,239)	(1,482)	(1,053)	(979)
Total net charge offs	$(20,864)	$(17,779)	$(13,421)	$(7,442)	$(228)	$(12,351)	$(8,456)
Ratios
Allowance for loan losses to total loans	1.00%	1.10%	1.00%	1.02%	1.04%	1.03%	1.10%
Allowance for loan losses to net charge offs (annualized)	5.6x	7.0x	4.3x	7.8x	263.1x	4.8x	7.4x
(a) Includes the allowance for loan losses and the allowance for unfunded commitments.
(b) Includes the provision for loan losses and the provision for unfunded commitments.

Table 12 Annualized net (charge offs) recoveries(a)

	YTD
(In basis points)	June 30, 2019	June 30, 2018	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Net loan (charge offs) recoveries
Commercial and industrial	(52)	(40)	(64)	(40)	16	(39)	(39)
Commercial real estate — owner occupied	24	(19)	(4)	53	13	(11)	12
Commercial and business lending	(44)	(38)	(57)	(30)	16	(36)	(33)
Commercial real estate — investor	—	(6)	—	—	(22)	(40)	(12)
Real estate construction	2	3	5	—	3	(5)	1
Commercial real estate lending	1	(3)	1	—	(15)	(30)	(8)
Total commercial	(27)	(23)	(35)	(19)	4	(34)	(22)
Residential mortgage	(2)	(1)	(2)	(2)	—	—	(1)
Home equity	13	(11)	11	14	(12)	9	6
Other consumer	(128)	(110)	(132)	(123)	(121)	(133)	(105)
Total consumer	(5)	(6)	(5)	(5)	(6)	(4)	(4)
Total net charge offs	(18)	(16)	(23)	(13)	—	(21)	(15)
(a) Annualized ratio of net charge offs to average loans by loan type.

Notable Contributions to the Change in Allowance for Credit Losses

•
Total loans increased $310 million, or 1%, from December 31, 2018, primarily driven by a $204 million, or 2%, increase in commercial and business lending. Compared to June 30, 2018, total loans increased $273 million, or 1%, primarily driven by a $524 million, or 7%, increase in commercial and business lending which was partially offset by a $310 million, or 6%, decrease in commercial real estate lending. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Potential problem loans decreased $84 million, or 34%, from December 31, 2018 and decreased $76 million, or 31% from June 30, 2018 primarily due to non-oil and gas related payoffs coupled with the downward migration of oil and gas related credits. See Table 10 for additional information on the changes in potential problem loans.

•
Total nonaccrual loans increased $39 million, or 30%, from December 31, 2018, primarily due to migration in the oil and gas related credits. Compared to June 30, 2018, total nonaccrual loans decreased $38 million, or 18%, primarily due to improvements in commercial credits. See Note 7 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
Year-to-date net charge offs increased $3 million, or 17%, from the comparable period last year. See Table 11 and Table 12 for additional information regarding the activity in the allowance for loan losses.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $25 million at June 30, 2019, compared to $12 million at December 31, 2018 and $17 million at June 30, 2018. See Oil and gas lending within the Credit Risk section for additional disclosure.

Management believes the level of allowance for loan losses to be appropriate at June 30, 2019.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018		June 30, 2018
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,354,987	21%	$5,334,154	21%	$5,698,530	23%	$5,421,270	22%	$5,341,361	22%
Savings	2,591,173	10%	2,215,857	9%	2,012,841	8%	1,937,006	8%	1,887,777	8%
Interest-bearing demand	6,269,035	25%	5,226,362	20%	5,336,952	21%	5,096,998	21%	4,650,407	20%
Money market	7,691,775	30%	9,005,018	35%	9,033,669	36%	9,087,587	37%	9,208,993	39%
Brokered CDs	77,543	—%	387,459	2%	192,234	1%	235,711	1%	228,029	1%
Other time	3,289,709	13%	3,364,206	13%	2,623,167	11%	3,053,041	12%	2,499,747	10%
Total deposits	$25,274,222	100%	$25,533,057	100%	$24,897,393	100%	$24,831,612	100%	$23,816,314	100%
Customer funding(a)	104,973		146,027		137,364		184,269		235,804
Total deposits and customer funding	$25,379,195		$25,679,083		$25,034,757		$25,015,882		$24,052,118
Network transaction deposits(b)	$1,805,141		$2,204,204		$2,276,296		$1,852,863		$2,094,670
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$23,496,510		$23,087,421		$22,566,227		$22,927,308		$21,729,419
Time deposits of more than $250,000	$1,433,516		$1,634,965		$924,332		$1,350,256		$804,210
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•
Total deposits increased $377 million, or 2%, from December 31, 2018 and increased $1.5 billion, or 6%, from June 30, 2018. On June 14, 2019, the Corporation added $725 million in deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits.

•	Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts comprised 87% of the Corporation's total deposits at June 30, 2019.

•
Included in the above amounts were $1.8 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 7% of the Corporation's total deposits at June 30, 2019.

•	Other time deposits increased $667 million, or 25%, from December 31, 2018 and increased $790 million, or 32%, from June 30, 2018, primarily due to an increase in CDs issued to public entities.
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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2019, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of June 30, 2019, the Bank had $4.6 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2019, the Bank had $1.5 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which $29 million was outstanding as of June 30, 2019.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are funding sources for the Parent Company.

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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at June 30, 2019 are displayed below:
Table 14 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Stable	Stable

For the six months ended June 30, 2019, net cash provided by operating activities, and investing activities was $70 million, and $968 million, respectively, while financing activities used net cash of $1.4 billion for a net decrease in cash, cash equivalents, and restricted cash of $320 million since year-end 2018. At June 30, 2019, assets of $33.3 billion decreased $375 million, or 1%, from year-end 2018, primarily driven by a $663 million decrease in available for sale investment securities, partially offset by a $310 million increase in loans. On June 14, 2019, the Corporation added $116 million in loans from the Huntington branch acquisition. On the funding side, deposits of $25.3 billion increased $377 million, or 2% from year-end. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. The increase in deposits from the Huntington branch acquisition was partially offset by a decrease in brokered CDs and network deposits. FHLB advances of $2.7 billion decreased $831 million, or 23%, from year-end 2018.
For the six months ended June 30, 2018, net cash provided by operating activities and financing activities was $117 million and $156 million, respectively, while investing activities used net cash of $517 million, for a net decrease in cash, cash equivalents, and restricted cash of $245 million since year-end 2017. At June 30, 2018, assets of $33.7 billion increased $3.2 billion, or

10%, from year-end 2017, primarily due to a $2.2 billion increase in loans. On February 1, 2018, the Corporation added $1.9 billion of loans as a result of the Bank Mutual acquisition. On the funding side, deposits of $23.8 billion increased $1.0 billion, or 5%, from year-end 2017. On February 1, 2018, the Corporation assumed $1.8 billion of deposits as a result of the Bank Mutual acquisition. The increase in deposits from the Bank Mutual acquisition was partially offset by seasonal deposit outflows.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first six months of 2019.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's earnings at risk profile is slightly asset sensitive at June 30, 2019.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2018 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to gradual moves in benchmark interest rates from a baseline scenario over 12 months. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Dynamic Forecast June 30, 2019	Static Forecast June 30, 2019	Dynamic Forecast December 31, 2018	Static Forecast December 31, 2018
Gradual Rate Change
100 bp increase in interest rates	3.0%	2.9%	2.5%	2.7%
200 bp increase in interest rates	6.0%	6.0%	5.8%	5.4%
At June 30, 2019, the MVE profile indicates a decline in net balance sheet value due to gradual upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.

Table 16 Market Value of Equity Sensitivity

	June 30, 2019	December 31, 2018
Gradual Rate Change
100 bp increase in interest rates	(0.8)%	(2.0)%
200 bp increase in interest rates	(2.9)%	(4.5)%

While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a much more significant impact. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates.

The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2019, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	$2,342,238	$903,411	$119,516	$2,088	3,367,252
Short-term funding	111,983	—	—	—	111,983
FHLB advances	91,050	593,059	454,284	1,604,549	2,742,941
Long-term funding	249,871	298,108	—	248,424	796,403
Commitments to extend credit	4,264,744	2,904,409	1,964,400	164,606	9,298,159
Total	$7,059,886	$4,698,987	$2,538,200	$2,019,667	$16,316,738
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2019, is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See also Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At June 30, 2019, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 18 Capital Ratios

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in Thousands)
Risk-based Capital(a)
CET1	$2,481,334	$2,484,941	$2,449,721	$2,475,043	$2,528,002
Tier 1 capital	2,737,607	2,741,159	2,705,939	2,731,194	2,686,658
Total capital	3,241,597	3,250,428	3,216,575	3,240,983	3,213,726
Total risk-weighted assets	24,491,733	24,140,413	23,875,278	23,907,156	24,059,029
CET1 capital ratio	10.13%	10.29%	10.26%	10.35%	10.51%
Tier 1 capital ratio	11.18%	11.36%	11.33%	11.42%	11.17%
Total capital ratio	13.24%	13.46%	13.47%	13.56%	13.36%
Tier 1 leverage ratio	8.49%	8.49%	8.48%	8.43%	8.32%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.72%	11.38%	11.24%	11.34%	11.20%
Dividend payout ratio(b)	34.69%	34.00%	32.69%	30.61%	29.41%
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

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2019.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
	June 30, 2019	June 30, 2018	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	($ in Thousands)
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets			7.42%	7.20%	7.03%	7.11%	7.29%
Return on average equity	9.01%	8.81%	8.81%	9.21%	9.42%	9.06%	9.61%
Return on average tangible common equity	14.16%	13.51%	13.81%	14.52%	15.08%	14.14%	14.98%
Return on average Common equity Tier 1	13.33%	12.73%	13.09%	13.58%	13.94%	13.18%	14.00%
Return on average assets	1.03%	0.98%	1.01%	1.05%	1.07%	1.02%	1.07%
Average stockholders' equity / average assets	11.46%	11.06%	11.51%	11.41%	11.33%	11.22%	11.13%
Tangible Common Equity and Common Equity Tier 1 Reconciliation(a)(b)
Common equity			$3,643,077	$3,579,153	$3,524,171	$3,540,322	$3,610,843
Goodwill and other intangible assets, net			(1,269,935)	(1,242,554)	(1,244,859)	(1,246,991)	(1,247,011)
Tangible common equity			$2,373,142	$2,336,600	$2,279,312	$2,293,331	$2,363,832
Tangible Assets Reconciliation(a)
Total assets			$33,272,628	$33,700,866	$33,647,859	$33,489,002	$33,652,647
Goodwill and other intangible assets, net			(1,269,935)	(1,242,554)	(1,244,859)	(1,246,991)	(1,247,011)
Tangible assets			$32,002,693	$32,458,312	$32,402,999	$32,242,010	$32,405,635
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,577,400	$3,469,861	$3,596,178	$3,558,414	$3,490,043	$3,589,387	$3,561,319
Goodwill and other intangible assets, net	(1,245,617)	(1,171,917)	(1,247,209)	(1,244,007)	(1,246,102)	(1,246,089)	(1,235,623)
Tangible common equity	2,331,783	2,297,945	2,348,969	2,314,406	2,243,941	2,343,298	2,325,696
Less: Accumulated other comprehensive income / loss	98,862	103,379	82,142	115,767	137,190	125,225	117,497
Less: Deferred tax assets/deferred tax liabilities, net	45,666	38,165	46,195	45,132	45,790	44,749	45,308
Average common equity Tier 1	$2,476,311	$2,439,489	$2,477,306	$2,475,305	$2,426,921	$2,513,272	$2,488,501
Efficiency Ratio Reconciliation(c)
Federal Reserve efficiency ratio	63.01%	68.18%	62.71%	63.32%	62.39%	66.12%	65.77%
Fully tax-equivalent adjustment	(0.81)%	(0.66)%	(0.84)%	(0.77)%	(0.75)%	(0.75)%	(0.65)%
Other intangible amortization	(0.74)%	(0.59)%	(0.75)%	(0.73)%	(0.72)%	(0.73)%	(0.68)%
Fully tax-equivalent efficiency ratio	61.48%	66.94%	61.13%	61.83%	60.93%	64.66%	64.45%
Acquisition related costs adjustment(e)	(0.71)%	(4.52)%	(1.21)%	(0.20)%	0.31%	(0.94)%	(2.40)%
Fully tax-equivalent efficiency ratio, excluding acquisition related costs (adjusted efficiency ratio)	60.76%	62.41%	59.91%	61.63%	61.24%	63.72%	62.05%
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
(c)The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization and acquisition related costs, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and acquisition related costs. Management believes the adjusted efficiency ratio, which adjusts net interest income for the tax-favored status of certain loans and investment securities and acquisition related costs, to be a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and excludes acquisition related costs.
(e) 2019 periods include Huntington branch acquisition related costs while 2018 periods include Bank Mutual acquisition related costs.

Sequential Quarter Results

The Corporation reported net income of $85 million for the second quarter of 2019, compared to net income of $87 million for the first quarter of 2019. Net income available to common equity was $81 million for the second quarter of 2019, or $0.49 for basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2019 was $83 million, or net income of $0.50 for basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2019 was $218 million, $1 million lower than the first quarter of 2019. The net interest margin in the second quarter of 2019 was down 3 bp to 2.87%. Average earning assets decreased $94 million to $30.3 billion in the second quarter of 2019. On the funding side, average interest-bearing deposits were up $418 million and noninterest-bearing demand deposits increased $107 million while FHLB advances decreased $468 million (see Table 2).
The provision for credit losses was $8 million for the second quarter of 2019, up from $6 million in the first quarter of 2019 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the second quarter of 2019 increased $5 million, or 5%, to $96 million compared to the first quarter of 2019, primarily due to an increase of $5 million in mortgage banking income (see Table 3).
Noninterest expense increased $6 million, or 3%, to $198 million, primarily driven by an increase of $3 million in both personnel and acquisition related costs (see Table 4).
For the second quarter of 2019, the Corporation recognized income tax expense of $19 million, compared to income tax expense of $22 million for the first quarter of 2019. The effective tax rate was 18.34% and 20.53% for the second quarter of 2019 and the first quarter of 2019, respectively. See Income Taxes section for a detailed discussion on income taxes.

Comparable Quarter Results

The Corporation reported net income of $85 million for the second quarter of 2019, compared to $89 million for the second quarter of 2018. Net income available to common equity was $81 million for the second quarter of 2019, or $0.49 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2018 was $87 million, or $0.51 for basic earnings per common share and $0.50 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2019 was $218 million, $12 million lower than the second quarter of 2018. The net interest margin between the comparable quarters was down 15 bp, to 2.87% in the second quarter of 2019. The decrease in net interest income and net interest margin was attributable to lower prepayments and accretion related to the Bank Mutual acquisition compared to the second quarter of 2018. Average earning assets decreased $112 million to $30.3 billion in the second quarter of 2019. On the funding side, average interest-bearing deposits increased $1.5 billion from the second quarter of 2018, primarily driven by a $979 million increase in time deposits mainly due to an increase in CDs issued to public entities. Average short and long-term funding decreased $1.5 billion primarily due to a decrease in FHLB advances of $1.6 billion (see Table 2).
The provision for credit losses was $8 million for the second quarter of 2019, up $4 million from the second quarter of 2018 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the second quarter of 2019 was $96 million, up $3 million compared to second quarter of 2018, primarily due to the increase of $4 million of mortgage banking income (see Table 3).
Noninterest expense decreased $13 million, or 6%, to $198 million for the second quarter of 2019. FDIC expense decreased $4 million, or 45%, driven by the removal of the FDIC surcharge assessment in late 2018. Acquisition related costs decreased $3 million and legal and professional fees decreased $2 million (see Table 4).
The Corporation recognized income tax expense of $19 million for the second quarter of 2019, compared to income tax expense of $15 million for the second quarter of 2018. The effective tax rate was 18.34% and 14.19% for the second quarters of 2019 and 2018, respectively. The lower effective income tax rate in the second quarter of 2018 was primarily due to greater one-time tax benefits from the implementation of tax planning strategies related to the Tax Act. See Income Taxes section for a detailed discussion on income taxes.
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

Table 20 Selected Segment Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
($ in Thousands)	2019	2018	% Change	2019	2018	% Change
Corporate and Commercial Specialty
Total revenue	$109,904	$121,524	(10)%	$214,637	$230,163	(7)%
Credit provision	13,317	11,126	20%	26,802	21,723	23%
Noninterest expense	40,022	41,775	(4)%	78,810	81,025	(3)%
Income tax expense (benefit)	10,864	13,454	(19)%	20,866	24,880	(16)%
Average earning assets	12,520,818	12,066,538	4%	12,396,111	11,729,745	6%
Average loans	12,512,697	12,054,347	4%	12,387,352	11,718,236	6%
Average deposits	8,689,690	7,621,977	14%	8,454,130	7,838,409	8%
Average allocated capital (Average CET1)(a)	1,255,450	1,236,918	1%	1,240,471	1,204,160	3%
Return on average allocated capital (ROCET1)(a)	14.60%	17.89%	(329) bp	14.33%	17.17%	(284) bp
Community, Consumer, and Business
Total revenue	$188,796	$190,870	(1)%	$374,533	$368,449	2%
Credit provision	4,966	4,880	2%	10,000	9,846	2%
Noninterest expense	138,415	138,553	—%	269,405	265,700	1%
Income tax expense (benefit)	9,540	9,962	(4)%	19,983	19,510	2%
Average earning assets	10,320,648	10,402,680	(1)%	10,326,800	10,271,021	1%
Average loans	10,317,564	10,399,458	(1)%	10,323,783	10,267,066	1%
Average deposits	14,070,231	13,736,251	2%	13,904,506	13,418,283	4%
Average allocated capital (Average CET1)(a)	646,984	663,172	(2)%	647,565	648,032	—%
Return on average allocated capital (ROCET1)(a)	22.24%	22.67%	(43) bp	23.40%	22.84%	56 bp
Risk Management and Shared Services
Total revenue	$10,757	$6,812	58%	$27,036	$20,842	30%
Credit provision	(10,283)	(12,006)	(14)%	(22,801)	(27,569)	(17)%
Noninterest expense	19,343	30,929	(37)%	41,236	77,498	(47)%
Income tax expense (benefit)	(1,387)	(8,661)	(84)%	560	(11,806)	N/M
Average earning assets	7,459,240	7,943,487	(6)%	7,624,772	7,849,775	(3)%
Average loans	524,110	551,624	(5)%	518,501	559,238	(7)%
Average deposits	2,321,589	2,288,021	1%	2,461,674	2,391,868	3%
Average allocated capital (Average CET1)(a)	574,872	588,411	(2)%	588,275	587,297	—%
Return on average allocated capital (ROCET1)(a)	(0.50)%	(3.94)%	344 bp	0.15%	(7.54)%	769 bp
Consolidated Total
Total revenue	$309,457	$319,204	(3)%	$616,206	$619,455	(1)%
Return on average allocated capital (ROCET1)(a)	13.09%	14.00%	(91) bp	13.33%	12.73%	60 bp
(a) The Federal Reserve establishes capital adequacy requirements for the Corporation, including common equity Tier 1. For segment reporting purposes, the return on common equity Tier 1 ("ROCET1") reflects return on average allocated common equity Tier 1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends. Please refer to Table 19 for a reconciliation of non-GAAP financial measures to GAAP financial measures.

Notable Changes in Segment Financial Data
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions.

•
Revenue decreased $12 million, or 10%, from the three months ended June 30, 2018, and decreased $16 million, or 7%, from the first six months of 2018, primarily due to lower prepayments and accretion related to the Bank Mutual acquisition.

•	Credit provision increased $2 million, or 20%, from the three months ended June 30, 2018, and increased $5 million, or 23%, from the first six months of 2018.

•
Average loans were up $458 million, or 4%, from the three months ended June 30, 2018, and increased $669 million, or 6%, from the first six months of 2018, primarily due to growth in commercial and business lending.

•
Average deposits were up $1.1 billion, or 14%, from the three months ended June 30, 2018, and up $616 million, or 8%, from the first six months of 2018. The increase from the three months ended was driven by a $739 million increase in time deposits primarily attributable to public fund CDs.

The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services.

•
Revenue decreased $2 million, or 1%, from the three months ended June 30, 2018. From the first six months of 2018 revenue increased $6 million, or 2%, primarily due to increased segment net interest income.

•
Noninterest expense decreased slightly from the three months ended June 30, 2018, but increased $4 million, or 1%, from the first six months of 2018. The increase was primarily driven by higher personnel expense from the first six months of 2018.

•	Average deposits increased $486 million, or 4%, from the six months ended June 30, 2018. The increase was primarily driven by a $398 million increase in savings deposits.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.

•
Revenues increased $4 million, or 58%, from the three months ended June 30, 2018, primarily driven by a $3 million increase in segment net interest income. For the first six months of 2018, revenue increased $6 million, or 30%, primarily driven by a $4 million increase in segment net interest income during the first six months of 2019.

•
Noninterest expense decreased $36 million, or 47%, from the first six months of 2018 primarily driven by $28 million of acquisition related costs recorded in the first six months of 2018. Noninterest expense decreased $12 million, or 37%, from the three months ended June 30, 2018 primarily driven by decreased technology and FDIC expenses. In addition, certain unallocated expenses related to Bank Mutual shared services and operations were recorded in Risk Management and Shared Services prior to system conversion in late June 2018.

•
Income tax expense for the first six months of 2019 increased $12 million from the first six months of 2018, primarily driven by an increase in pre-tax book income coupled with a Bank Mutual pension contribution made during the first six months of 2018.

•
Average earning assets were down $225 million, or 3%, from the first six months of 2018 and were down $484 million, or 6%, from the three months ended June 30, 2018. This was driven by the Corporation selling taxable, floating rate ABS and shorter duration MBS, CMBS, and CMO Agency securities during the first six months of 2019, with the proceeds being utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a stable to declining rate environment.

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
ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
The FASB issued this amendment to clarify certain aspects of accounting for credit losses, hedging activities, and financial instruments. Within Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities the amendment allows an entity to designate partial-term fair value hedges of interest rate risk and measure the hedged item by using an assumed maturity, clarifies that an entity can start to amortize the hedged items basis adjustment in a fair value hedge, and it requires entities to disclose for fair value hedging relationships the carrying amounts of hedged assets and liabilities and the cumulative amount of fair value hedge basis adjustments. For entities that have adopted the amendments in Update 2017-12 as of the issuance date of this Update, the effective date is as of the beginning of the first annual period beginning after the issuance date of this Update. For those entities, early adoption is permitted, including adoption on any date on or after the issuance of this Update.
		3rd Quarter 2019	The Corporation expects to reclassify a portion of its securities from held to maturity to available for sale upon adoption of this Update.
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 was issued and provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets. ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10. Early adoption is permitted.
1st Quarter 2020
The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity. A cross-functional team consisting of credit, risk management, finance and information technology is currently developing the allowance methodology and assumptions that will be used under the new life of loan methodology. In determining the appropriate methodology, the Corporation has reviewed portfolio segmentation, data, system requirements or upgrades, and the development of models. The Corporation intends to utilize a 1 year reasonable and supportable forecast period with a 1 year straight line reversion to historical losses. The Corporation will continue to review and update assumptions, as appropriate. This amendment is required to be adopted using a modified retrospective approach with a cumulative-effect adjustment to the opening retained earnings balance as of the beginning of the first reporting period in which the guidance is effective. While the financial impact of adopting this amendment has not yet been quantified, it is anticipated there will be an increase to the overall Allowance for Credit Losses as a result of the change from an incurred loss model to an expected loss model which encompasses losses expected over the life of the loan. Based on this change in methodology, the Corporation anticipates increases in the longer dated retail portfolio and decreases in the shorter dated commercial portfolio. The extent of the overall increase is dependent upon the composition of the portfolio, credit quality, and the economic conditions and forecasts at the time of adoption.

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
Recent Developments
On July 30, 2019, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.17 per common share, payable on September 16, 2019, to shareholders of record at the close of business on September 3, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp’s 6.125% Series C Perpetual Preferred Stock, payable on September 16, 2019 to shareholders of record at the close of business on September 3, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated’s 5.375% Series D Perpetual Preferred Stock, payable on September 16, 2019 to shareholders of record at the close of business on September 3, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated’s 5.875% Series E Perpetual Preferred Stock, payable on September 16, 2019 to shareholders of record at the close of business on September 3, 2019.

On July 30, 2019, the Board of Directors of Associated Banc-Corp approved the redemption in full of the Company’s outstanding $250 million of 2.750% Senior Notes due 2019. The Company anticipates that the Senior Notes will be redeemed effective as of October 15, 2019 at a redemption price of 100% of the principal amount of the Senior Notes, plus unpaid accrued interest.

On July 25, 2019, the Corporation entered into a definitive merger agreement under which First Staunton Bancshares, Inc. will be acquired by the Corporation. First Staunton’s subsidiary, The First National Bank in Staunton, will also merge with Associated’s bank subsidiary, Associated Bank, N.A. The all cash transaction is valued at approximately $76.3 million.

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
As of June 30, 2019, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2019.
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
During the second quarter of 2019, the Corporation repurchased $40 million, or approximately 1.8 million shares, of common stock. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2019 - April 30, 2019	—	$—	—	—
May 1, 2019 - May 31, 2019	1,754,308	22.57	1,754,308	—
June 1, 2019 - June 30, 2019	—	—	—	—
Total	1,754,308	$22.57	1,754,308	6,704,720
(a) During the second quarter of 2019, the Corporation repurchased 51,918 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b) Given remaining authorization of $142 million and the closing share price on June 30, 2019.

On February 5, 2019, the Board of Directors authorized the repurchase of up to $100 million of the Corporation's common stock. This repurchase authorization is in addition to the previously authorized repurchases. As of June 30, 2019, there remained approximately $142 million of authorized common stock repurchases in the aggregate.

Repurchases under such authorizations are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities

Preferred Stock Purchases
During the second quarter of 2019, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of June 30, 2019. Using the closing stock price on June 30, 2019 of $25.95, a total of approximately 385,000 shares remained available to be repurchased under the previously approved Board authorizations as of June 30, 2019.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of June 30, 2019. Using the closing stock price on June 30, 2019 of $25.38, a total of approximately 570,000 shares remained available to be repurchased under the previously approved Board authorizations as of June 30, 2019.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: July 30, 2019	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: July 30, 2019	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: July 30, 2019	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer