Form 10-Q
period 2019-09-30
ASSOCIATED BANC-CORP
filed 2019-10-31
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extendeBNPransition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 25, 2019 was 159,341,912.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABS	Asset-Backed Securities
ALCO	Asset / Liability Committee
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Bank Mutual	Bank Mutual Corporation
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CD	Certificate of Deposit
CDI	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CMBS	Commercial Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations
Corporation	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
EAR	Earnings at Risk
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
ISDA	International Swaps and Derivatives Association, Inc.
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSR	Mortgage Servicing Rights
MVE	Market Value of Equity
NII	Net Interest Income
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
restricted stock awards	Restricted common stock and restricted common stock units to certain key employees
S&P	Standard & Poor's
SEC	U.S. Securities and Exchange Commission
Tax Act	U.S. Tax Cuts and Jobs Act of 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$523,435	$507,187
Interest-bearing deposits in other financial institutions	236,010	221,226
Federal funds sold and securities purchased under agreements to resell	100	148,285
Investment securities held to maturity, at amortized cost(a)	2,200,419	2,740,511
Investment securities available for sale, at fair value(a)	3,436,289	3,946,941
Equity securities	15,096	1,568
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	207,443	250,534
Residential loans held for sale	137,655	64,321
Commercial loans held for sale	11,597	14,943
Loans	22,754,710	22,940,429
Allowance for loan losses	(214,425)	(238,023)
Loans, net	22,540,285	22,702,406
Bank and corporate owned life insurance	670,739	663,203
Investment in unconsolidated subsidiaries	256,220	161,181
Premises and equipment, net	436,268	363,225
Goodwill	1,176,230	1,169,023
Mortgage servicing rights, net	68,168	68,193
Other intangible assets, net	91,089	75,836
Other assets(b)	589,420	516,538
Total assets	$32,596,460	$33,615,122
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$5,503,223	$5,698,530
Interest-bearing deposits	18,919,339	19,198,863
Total deposits	24,422,562	24,897,393
Federal funds purchased and securities sold under agreements to repurchase	78,028	111,651
Commercial paper	30,416	45,423
FHLB advances	2,877,727	3,574,371
Other long-term funding	796,799	795,611
Accrued expenses and other liabilities(b)	470,073	409,787
Total liabilities	28,675,605	29,834,235
Stockholders’ Equity
Preferred equity	256,716	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,713,971	1,712,615
Retained earnings	2,341,158	2,181,414
Accumulated other comprehensive income (loss)	(36,953)	(124,972)
Treasury stock, at cost	(355,791)	(246,638)
Total common equity	3,664,139	3,524,171
Total stockholders’ equity	3,920,855	3,780,888
Total liabilities and stockholders’ equity	$32,596,460	$33,615,122
Preferred shares issued	264,458	264,458
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Common shares issued	175,216,409	175,216,409
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Treasury shares of common stock	15,925,525	10,775,938
Numbers may not sum due to rounding.
(a) As permitted by ASU 2019-04, which was adopted during the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with a book value of $692 million from held to maturity to available for sale.
(b) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. The change had no impact on either earnings or equity. The Corporation believes that this change is a preferable method of accounting as it provides a better reflection of the assets and liabilities on the face of the consolidated balance sheets. Adoption of this change was voluntary and has been adopted retrospectively with all prior periods presented herein revised.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$248,579	$249,649	$768,216	$716,329
Interest and dividends on investment securities
Taxable	23,485	29,895	79,248	90,622
Tax-exempt	14,491	11,883	42,950	31,883
Other interest	4,865	4,036	13,086	9,366
Total interest income	291,420	295,464	903,500	848,201
Interest expense
Interest on deposits	61,585	50,116	191,408	121,959
Interest on federal funds purchased and securities sold under agreements to repurchase	145	504	1,058	1,564
Interest on other short-term funding	33	38	121	150
Interest on FHLB advances	15,896	19,318	53,194	53,720
Interest on long-term funding	7,396	6,095	22,188	15,183
Total interest expense	85,054	76,072	267,969	192,576
Net interest income	206,365	219,392	635,532	655,625
Provision for credit losses	2,000	(5,000)	16,000	(1,000)
Net interest income after provision for credit losses	204,365	224,392	619,532	656,625
Noninterest income
Insurance commissions and fees	20,954	21,636	69,403	68,279
Wealth management fees(a)	21,015	21,224	61,885	62,198
Service charges on deposit account fees	16,561	16,904	47,102	49,714
Card-based fees	10,456	9,783	29,848	29,341
Other fee-based revenue	5,085	4,307	14,246	12,559
Capital markets, net	4,300	5,099	12,215	15,189
Mortgage banking, net	10,940	4,012	25,118	16,640
Bank and corporate owned life insurance	4,337	3,540	11,482	10,705
Asset gains (losses), net(b)	877	(1,037)	2,316	1,353
Investment securities gains (losses), net	3,788	30	5,931	(1,985)
Other	2,537	2,802	8,344	7,529
Total noninterest income	100,850	88,300	287,890	271,522
Noninterest expense
Personnel	123,170	124,476	366,449	366,141
Technology	20,572	17,563	59,698	54,730
Occupancy	15,164	14,519	45,466	44,947
Business development and advertising	7,991	8,213	21,284	21,973
Equipment	6,335	5,838	17,580	17,347
Legal and professional	5,724	5,476	14,342	17,173
Loan and foreclosure costs	1,638	2,439	5,599	5,844
FDIC assessment	4,000	7,750	12,250	24,250
Other intangible amortization	2,686	2,233	7,237	5,926
Acquisition related costs(c)	1,629	2,271	5,995	29,983
Other	12,021	13,634	34,479	40,323
Total noninterest expense	200,930	204,413	590,380	628,636
Income (loss) before income taxes	104,286	108,279	317,042	299,510
Income tax expense	20,947	22,349	62,356	54,932
Net income	83,339	85,929	254,686	244,578
Preferred stock dividends	3,801	2,409	11,402	7,077
Net income available to common equity	$79,539	$83,521	$243,285	$237,501
Earnings per common share
Basic	$0.50	$0.49	$1.49	$1.40
Diluted	$0.49	$0.48	$1.48	$1.38
Average common shares outstanding
Basic	159,126	170,516	161,727	168,249
Diluted	160,382	172,802	163,061	170,876
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) The nine months ended September 30, 2019 include less than $1 million of Huntington related asset losses; the three months and nine months ended September 30, 2018 include approximately $1 million and $2 million of Bank Mutual acquisition related asset losses net of asset gains, respectively.
(c) Includes Bank Mutual, Huntington branch, and First Staunton acquisition related costs only.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
($ in Thousands)	2019	2018	2019	2018
Net income	$83,339	$85,929	$254,686	$244,578
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	33,173	(21,345)	123,139	(82,099)
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	(8)	(52)	279	(684)
Reclassification adjustment for net losses (gains) realized in net income	(3,788)	(30)	(5,931)	1,985
Reclassification from OCI due to change in accounting principle	—	—	—	(84)
Reclassification of certain tax effects from OCI	—	—	—	(8,419)
Income tax (expense) benefit	(7,410)	5,456	(29,651)	20,796
Other comprehensive income (loss) on investment securities available for sale	21,967	(15,971)	87,836	(68,505)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(36)	(37)	(111)	(112)
Amortization of actuarial loss (gain)	229	551	357	1,480
Reclassification of certain tax effects from OCI	—	—	—	(5,235)
Income tax (expense) benefit	(49)	(174)	(62)	(390)
Other comprehensive income (loss) on pension and postretirement obligations	144	340	184	(4,257)
Total other comprehensive income (loss)	22,111	(15,631)	88,020	(72,762)
Comprehensive income	$105,450	$70,298	$342,706	$171,816
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	$256,716	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income
Net income	—	—	—	86,686	—	—	86,686
Other comprehensive income (loss)	—	—	—	—	21,597	—	21,597
Comprehensive income							108,283
Common stock issued
Stock-based compensation plans, net	—	—	(32,220)	—	—	39,265	7,045
Purchase of treasury stock	—	—	—	—	—	(37,467)	(37,467)
Cash dividends
Common stock, $0.17 per share	—	—	—	(28,183)	—	—	(28,183)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	9,397	—	—	—	9,397
Other	—	—	—	(293)	—	—	(293)
Balance, March 31, 2019	$256,716	$1,752	$1,689,792	$2,235,824	$(103,375)	$(244,840)	$3,835,870

Comprehensive income:
Net income	—	—	—	84,661	—	—	84,661
Other comprehensive income (loss)	—	—	—	—	44,311	—	44,311
Comprehensive income							128,972
Common stock issued:
Stock-based compensation plans, net	—	—	(211)	—	—	1,038	827
Purchase of treasury stock	—	—	—	—	—	(40,433)	(40,433)
Cash dividends:
Common stock, $0.17 per share	—	—	—	(27,776)	—	—	(27,776)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	6,134	—	—	—	6,134
Balance, June 30, 2019	$256,716	$1,752	$1,695,715	$2,288,909	$(59,063)	$(284,235)	$3,899,794

Comprehensive income:
Net income	—	—	—	83,339	—	—	83,339
Other comprehensive income (loss)	—	—	—	—	22,111	—	22,111
Comprehensive income							105,450
Common stock issued:
Stock-based compensation plans, net	—	—	12,561	—	—	(11,363)	1,198
Purchase of treasury stock	—	—	—	—	—	(60,193)	(60,193)
Cash dividends:
Common stock, $0.17 per share	—	—	—	(27,289)	—	—	(27,289)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	5,696	—	—	—	5,696
Balance, September 30, 2019	$256,716	$1,752	$1,713,971	$2,341,158	$(36,953)	$(355,791)	$3,920,855
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2017	$159,929	$1,618	$1,338,722	$1,934,696	$(62,758)	$(134,764)	$3,237,443
Comprehensive income
Net income	—	—	—	69,456	—	—	69,456
Other comprehensive income (loss)	—	—	—	—	(31,177)	—	(31,177)
Adoption of new accounting standards	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income							24,541
Common stock issued
Stock-based compensation plans, net	—	—	(7,665)	20,136	—	(1,780)	10,691
Acquisition of Bank Mutual	—	134	390,258	—	—	91,296	481,688
Purchase of common stock returned to authorized but unissued	—	(11)	(26,469)	—	—	—	(26,480)
Purchase of treasury stock	—	—	—	—	—	(5,240)	(5,240)
Cash dividends
Common stock, $0.15 per share	—	—	—	(25,710)	—	—	(25,710)
Preferred stock(b)	—	—	—	(2,339)	—	—	(2,339)
Purchase of preferred stock	(76)	—	—	(2)	—	—	(78)
Stock-based compensation expense, net	—	—	3,675	—	—	—	3,675
Tax Act reclassification	—	—	—	13,654	—	—	13,654
Change in accounting principle	—	—	—	84	—	—	84
Other	—	—	—	771	—	—	771
Balance, March 31, 2018	$159,853	$1,741	$1,698,521	$2,010,746	$(107,673)	$(50,488)	$3,712,699

Comprehensive income:
Net income	—	—	—	89,192	—	—	89,192
Other comprehensive income (loss)	—	—	—	—	(12,215)	—	(12,215)
Comprehensive income							76,977
Common stock issued:
Stock-based compensation plans, net	—	—	1,455	(485)	—	4,486	5,456
Acquisition of Bank Mutual	—	3	6,717	—	—	—	6,720
Purchase of common stock returned to authorized but unissued	—	(3)	(6,592)	—	—	—	(6,595)
Purchase of treasury stock	—	—	—	—	—	(477)	(477)
Cash dividends:
Common stock, $0.15 per share	—	—	—	(26,107)	—	—	(26,107)
Preferred stock(b)	—	—	—	(2,329)	—	—	(2,329)
Common stock warrants exercised	—	10	(10)	—	—	—	—
Purchase of preferred stock	(452)	—	—	(6)	—	—	(459)
Stock-based compensation expense, net	—	—	4,497	—	—	—	4,497
Other	—	—	—	(139)	—	—	(139)
Balance, June 30, 2018	$159,401	$1,751	$1,704,587	$2,070,872	$(119,888)	$(46,479)	$3,770,244

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, June 30, 2018	$159,401	$1,751	$1,704,587	$2,070,872	$(119,888)	$(46,479)	$3,770,244

Comprehensive income:
Net income	—	—	—	85,929	—	—	85,929
Other comprehensive income (loss)	—	—	—	—	(15,631)	—	(15,631)
Comprehensive income							70,298
Common stock issued:
Stock-based compensation plans, net(a)	—	—	(129)	(289)	—	1,664	1,246
Purchase of treasury stock	—	—	—	—	—	(118,663)	(118,663)
Cash dividends:
Common stock, $0.15 per share	—	—	—	(25,614)	—	—	(25,614)
Preferred stock(b) (c)	—	—	—	(2,409)	—	—	(2,409)
Issuance of preferred stock	97,315	—	—	—	—	—	97,315
Common stock warrants exercised	—	1	(1)	—	—	—	—
Stock-based compensation expense, net	—	—	4,620	—	—	—	4,620
Balance, September 30, 2018	$256,716	$1,752	$1,709,078	$2,128,490	$(135,520)	$(163,478)	$3,797,038
Numbers may not sum due to rounding.
(a) As previously disclosed in the Corporation's 2018 Annual Report on Form 10-K, an adjustment was made to the September 30, 2018 stockholders' equity balances related to the grant and vesting of options, restricted stock awards, and restricted stock units awarded. This adjustment decreased Surplus approximately $561,000, increased Retained Earnings approximately $272,000, and increased Treasury Stock approximately $289,000. The reclassification had no impact on earnings, expenses, or total stockholders' equity.
(b) Series C, $0.3828125 per share and Series D, $0.3359375 per share.
(c) Series E, $0.3671875 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($ in Thousands)	2019	2018
Cash Flow From Operating Activities
Net income	$254,686	$244,578
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	16,000	(1,000)
Depreciation and amortization	43,704	36,273
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	177	(669)
Amortization of mortgage servicing rights	8,749	7,143
Amortization of other intangible assets	7,237	5,926
Amortization and accretion on earning assets, funding, and other, net	17,607	(425)
Net amortization of tax credit investments	15,512	14,388
Losses (gains) on sales of investment securities, net	(5,931)	1,985
Asset (gains) losses, net	(2,316)	(1,353)
(Gain) loss on mortgage banking activities, net	(15,966)	(4,519)
Mortgage loans originated and acquired for sale	(824,289)	(847,619)
Proceeds from sales of mortgage loans held for sale	1,048,729	826,929
Pension Contribution	—	(41,877)
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	2,476	(14,791)
Increase (decrease) in interest payable	589	4,671
Increase (decrease) in expense payable	(15,932)	41,938
Increase (decrease) in cash collateral	(8,237)	37,272
Increase (decrease) in net derivative position	(109,948)	(21,428)
Net change in other assets and other liabilities	37,138	15,321
Net cash provided by (used in) operating activities	469,986	302,743
Cash Flow From Investing Activities
Net increase in loans	(72,644)	(322,589)
Purchases of
Available for sale securities	(460,124)	(737,580)
Held to maturity securities	(322,590)	(553,258)
Federal Home Loan Bank and Federal Reserve Bank stocks	(214,554)	(267,432)
Premises, equipment, and software, net of disposals	(50,385)	(42,941)
Proceeds from
Sales of available for sale securities	1,367,450	601,130
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	257,646	231,964
Prepayments, calls, and maturities of available for sale investment securities	400,648	487,858
Prepayments, calls, and maturities of held to maturity investment securities	168,378	168,125
Sales, prepayments, calls, and maturities of other assets	6,674	22,132
Net change in tax credit and alternative investments	(50,117)	(30,579)
Net cash (paid) received in acquisition	551,250	59,472
Net cash provided by (used in) investing activities	1,581,631	(383,698)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	(1,200,004)	204,700
Net increase (decrease) in short-term funding	(48,630)	(528,285)
Net increase (decrease) in short-term FHLB advances	(685,000)	121,000
Repayment of long-term FHLB advances	(763,036)	(1,900,012)
Proceeds from long-term FHLB advances	751,573	1,841,776
Proceeds from issuance of long-term funding	—	300,000
Proceeds from issuance of preferred shares	—	97,315
Proceeds from issuance of common stock for stock-based compensation plans	9,070	17,393
Purchase of preferred shares	—	(646)
Purchase of common stock returned to authorized but unissued	—	(33,075)
Purchase of treasury stock	(138,093)	(124,380)
Cash dividends on common stock	(83,248)	(77,431)
Cash dividends on preferred stock	(11,402)	(7,077)
Net cash provided by (used in) financing activities	(2,168,770)	(88,722)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(117,154)	(169,677)
Cash, cash equivalents, and restricted cash at beginning of period	876,698	716,018
Cash, cash equivalents, and restricted cash at end of period	$759,545	$546,341
Supplemental disclosures of cash flow information
Cash paid for interest	$266,192	$185,875
Cash paid for (received from) income and franchise taxes	38,979	17,335
Loans and bank premises transferred to OREO	7,734	20,781
Capitalized mortgage servicing rights	8,900	7,826
Loans transferred into held for sale from portfolio, net	326,476	56,550
Acquisition
Fair value of assets acquired, including cash and cash equivalents	695,848	2,567,560
Fair value ascribed to goodwill and intangible assets	29,837	261,142
Fair value of liabilities assumed	725,764	2,340,294
Equity issued in (adjustments related to) acquisition	(79)	488,408
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same sum amounts shown in the consolidated statements of cash flows:

	Nine Months Ended September 30,
($ in Thousands)	2019	2018
Cash and cash equivalents	$562,798	$457,728
Restricted cash	196,747	88,613
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$759,545	$546,341

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, which is included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained in the consolidated financial statements and footnotes in Associated Banc-Corp's 2018 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim financial statements.
Note 1 Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and comprehensive income, changes in stockholders’ equity, and cash flows of the Corporation and Parent Company for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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
The Corporation recorded approximately $7 million in goodwill related to the Huntington branch acquisition during the second quarter of 2019 and approximately $210,000 during the third quarter of 2019. Upon review of information relating to events and circumstances existing at the acquisition date, and in accordance with applicable accounting guidance, the Corporation remeasured select previously reported fair value amounts. The adjustment to goodwill was driven by an update that decreased the fair value of furniture acquired. Goodwill created by the acquisition is tax deductible. See Note 8 for additional information on goodwill, as well as the carrying amount and amortization of core deposit intangible assets related to the Huntington branch acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to Huntington branch acquisition:

($ in Thousands)	Purchase Accounting Adjustments	June 14, 2019
Assets
Cash and cash equivalents	$—	$551,250
Loans	(1,552)	116,346
Premises and equipment, net	4,800	22,430
Goodwill		7,286
Core deposit intangibles (included in other intangible assets, net on the face of the consolidated balance sheets)	22,630	22,630
OREO (included in other assets on the face of the consolidated balance sheets)	(2,561)	5,263
Other assets	—	559
Total assets		$725,764
Liabilities
Deposits	$156	$725,173
Other liabilities	70	590
Total liabilities		$725,764

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
Core deposit intangible: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDI will be amortized on a straight-line basis over 10 years.
Other Acquisitions
On July 25, 2019, the Corporation entered into an agreement to acquire Illinois-based First Staunton for cash consideration of approximately $76 million. Upon completion of the transaction, the Bank expects to acquire approximately $350 million in loans, approximately $440 million in deposits, and 9 branches. Regulatory approval for the transaction was received from the OCC on October 10, 2019. The transaction is subject to customary closing conditions, and is expected to close in first quarter of 2020.
Note 3 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2018 Annual Report on Form 10-K. There have been two changes to the Corporation's significant accounting policies since December 31, 2018, which are described below.

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
The Corporation is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The Corporation uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Corporation takes into account the impact of master netting arrangements that allow the Corporation to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash collateral. In the third quarter of 2019, the Corporation elected to offset derivative transactions with the same counterparty on the consolidated balance sheets when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting. Derivative balances and related cash collateral are presented net on the consolidated balance sheets. Refer to Change in Accounting Policy section within this note for additional discussion.
In addition, the Corporation is exposed to changes in the fair value of certain pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. See Note 10 for additional information on derivative and hedging activities.
Change in Accounting Policy
The Corporation enters into ISDA master netting agreements with a portion of the Corporation’s derivative counterparties. Where legally enforceable, these master netting agreements give the Corporation, in the event of default by the counterparty, the right to liquidate securities and offset cash with the same counterparty. Under ASC 815-10-45-5, payables and receivables in respect of cash collateral received from or paid to a given counterparty can be offset against derivative fair values under a master netting arrangement. GAAP does not permit similar offsetting for security collateral. Prior to the third quarter of 2019, the Corporation elected to account for all derivatives’ fair values and related cash collateral on a gross basis on its consolidated balance sheets. In the third quarter of 2019, the Corporation elected to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. The change had no impact on either earnings or equity. The Corporation believes that this change is a preferable method of accounting as it provides a better reflection of the assets and liabilities on the face of the consolidated balance sheets. Adoption of this change is voluntary and has been adopted retrospectively with all prior periods presented herein being revised for comparability and as required. A reduction of $33 million was reflected between other assets as well as accrued expenses and other liabilities as of December 31, 2018 on the consolidated balance sheets.

Change in Accounting Estimate
During the third quarter of 2019, the Corporation reassessed its estimate of the useful lives of certain fixed assets. The Corporation revised its original useful life estimate from 7 years to 12 years for furniture assets. This is considered a change in accounting estimate, per ASC 250-10, where adjustments should be made prospectively. The impact of this change in accounting estimate for third quarter of 2019 to net income in the consolidated statements of income and premises and equipment, net in the consolidated balance sheets was approximately $230,000.

New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2019-07
Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Releases No. 33-10532, Disclosure Updates and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates
	The FASB issued this amendment to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. This amendment became effective upon issuance.	3rd Quarter 2019	No material impact on results of operations, financial position and liquidity.
ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
The FASB issued this amendment to clarify certain aspects of accounting for credit losses, hedging activities, and financial instruments. Within ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the amendment allows an entity to designate partial-term fair value hedges of interest rate risk and measure the hedged item by using an assumed maturity, clarifies that an entity can start to amortize the hedged items basis adjustment in a fair value hedge, and it requires entities to disclose for fair value hedging relationships the carrying amounts of hedged assets and liabilities and the cumulative amount of fair value hedge basis adjustments. In addition, it permits a one-time election to reclassify securities that could be used in a hedge from held to maturity to available for sale without risk of tainting the remainder of the held to maturity portfolio. For entities that have adopted the amendments in Update 2017-12 as of the issuance date of this Update, the effective date is as of the beginning of the first annual period beginning after the issuance date of this Update. For those entities, early adoption was permitted, including adoption on any date on or after the issuance of this Update.
		3rd Quarter 2019	During the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale.
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
		1st Quarter 2019	The Corporation elected to early adopt this amendment using the prospective approach. No material impact on results of operation, financial position or liquidity.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2018-09 Codification Improvements
The FASB issued an amendment which affects a wide variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update represent changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update did not require transition guidance and were effective upon issuance of this Update. However, many of the amendments in this Update did have transition guidance with effective dates for annual periods beginning after December 15, 2018. There are some conforming amendments in this Update that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU.
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

Future Accounting Pronouncements
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
1st Quarter 2020
The Corporation has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework and existing DFAST systems. The Corporation will utilize a single economic forecast over a 1-year reasonable and supportable forecast period with 1-year straight-line reversion to historical losses. The Corporation's cross functional team is currently performing parallel testing and sensitivity analysis and will refine the model as needed. The Corporation anticipates a 30-40% increase in the allowance for credit losses from projected year-end 2019 levels. A majority of the increase is the result of economic uncertainty. The total estimated impact equates to an approximately 25 bp net, after tax, reduction in expected tangible common equity. The Corporation anticipates increases in the longer dated portfolios and decreases in the shorter dated portfolios. The Corporation is in the process of finalizing model validations and approval of all models and assumptions through the steering committee which may have an impact on the estimate provided. The overall estimate for CECL is largely dependent on the composition of the portfolio, credit quality and economic conditions and forecasts at the time of adoption.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In Thousands, except per share data)	2019	2018	2019	2018
Net income	$83,339	$85,929	$254,686	$244,578
Preferred stock dividends	(3,801)	(2,409)	(11,402)	(7,077)
Net income available to common equity	$79,539	$83,521	$243,285	$237,501
Common shareholder dividends	(27,091)	(25,486)	(82,741)	(77,035)
Unvested share-based payment awards	(198)	(128)	(506)	(396)
Undistributed earnings	$52,250	$57,907	$160,037	$160,070
Undistributed earnings allocated to common shareholders	51,870	57,620	158,970	159,297
Undistributed earnings allocated to unvested share-based payment awards	380	288	1,067	772
Undistributed earnings	$52,250	$57,907	$160,037	$160,070
Basic
Distributed earnings to common shareholders	$27,091	$25,486	$82,741	$77,035
Undistributed earnings allocated to common shareholders	51,870	57,620	158,970	159,297
Total common shareholders earnings, basic	$78,961	$83,106	$241,711	$236,332
Diluted
Distributed earnings to common shareholders	$27,091	$25,486	$82,741	$77,035
Undistributed earnings allocated to common shareholders	51,870	57,620	158,970	159,297
Total common shareholders earnings, diluted	$78,961	$83,106	$241,711	$236,332
Weighted average common shares outstanding	159,126	170,516	161,727	168,249
Effect of dilutive common stock awards	1,256	2,188	1,334	2,101
Effect of dilutive common stock warrants	—	98	—	526
Diluted weighted average common shares outstanding	160,382	172,802	163,061	170,876
Basic earnings per common share	$0.50	$0.49	$1.49	$1.40
Diluted earnings per common share	$0.49	$0.48	$1.48	$1.38

Non-dilutive common stock options of approximately 3 million and 1 million for the three months ended September 30, 2019 and 2018, respectively, and 3 million and 1 million for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the earnings per common share calculation.
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
The following assumptions were used in estimating the fair value for options granted in the first nine months of 2019 and full year 2018:

	2019	2018
Dividend yield	3.30%	2.50%
Risk-free interest rate	2.60%	2.60%
Weighted average expected volatility	24.00%	22.00%
Weighted average expected life	5.75 years	5.75 years
Weighted average per share fair value of options	$4.00	$4.47

A summary of the Corporation’s stock option activity for the nine months ended September 30, 2019 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2018	5,281	$19.09	6.18	$12,392
Granted	1,050	22.77
Exercised	(498)	15.57
Forfeited or expired	(114)	22.42
Outstanding at September 30, 2019	5,718	$20.01	6.43	$11,541
Options Exercisable at September 30, 2019	3,535	$18.12	5.14	$10,901

(a) In thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2019, the intrinsic value of stock options exercised was approximately $3 million, compared to $10 million for the nine months ended September 30, 2018. The total fair value of stock options vested was $4 million for the nine months ended September 30, 2019 and 2018.
The Corporation recognized compensation expense for the vesting of stock options of $4 million for the nine months ended September 30, 2019 and $3 million for the nine months ended September 30, 2018. Included in compensation expense for 2019 was $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2019, the Corporation had approximately $5 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend through first quarter 2023.
The Corporation also issues restricted stock awards under the 2017 Incentive Compensation Plan. The following table summarizes information about the Corporation’s restricted stock awards activity for the nine months ended September 30, 2019:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,993	$21.92
Granted	1,172	22.20
Vested	(693)	20.56
Forfeited	(67)	23.85
Outstanding at September 30, 2019	2,405	$22.39

(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2018 and 2019 will vest ratably over a period of three years. Service-based restricted stock awards granted during 2018 and 2019 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $18 million was recorded for the nine months ended September 30, 2019 and $10 million was recorded for the nine months ended September 30, 2018. Included in compensation expense for the first nine months of 2019 was approximately $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $23 million of unrecognized compensation costs related to restricted stock awards at September 30, 2019 that are expected to be recognized over the remaining requisite service periods that extend through first quarter 2023.

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
Note 6 Investment Securities
Investment securities are generally classified as available for sale or held to maturity at the time of purchase. The amortized cost and fair values of securities available for sale and held to maturity at September 30, 2019 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)(a)	$535,977	$17,441	$—	$553,418
Residential mortgage-related securities
FNMA / FHLMC	141,678	1,657	(326)	143,009
GNMA	1,075,922	5,983	(1,322)	1,080,584
Private-label	749	9	—	758
Commercial mortgage-related securities
FNMA / FHLMC	19,996	1,795	—	21,791
GNMA	1,363,848	10,095	(9,996)	1,363,948
FFELP asset backed securities	272,871	40	(3,123)	269,789
Other debt securities	3,000	—	(7)	2,993
Total investment securities available for sale	$3,414,042	$37,021	$(14,774)	$3,436,289
Investment securities held to maturity
U. S. Treasury securities	$999	$21	$—	$1,019
Obligations of state and political subdivisions (municipal securities)(a)	1,346,234	73,235	(733)	1,418,736
Residential mortgage-related securities
FNMA / FHLMC	86,140	1,467	(17)	87,590
GNMA	295,370	4,832	(94)	300,108
GNMA commercial mortgage-related securities	471,675	7,115	(4,959)	473,832
Total investment securities held to maturity	$2,200,419	$86,669	$(5,803)	$2,281,285
(a) As permitted by ASU 2019-04, which was adopted during the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2018 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Investment securities available for sale
U. S. Treasury securities	$1,000	$—	$(1)	$999
Residential mortgage-related securities
FNMA / FHLMC	296,296	2,466	(3,510)	295,252
GNMA	2,169,943	473	(41,885)	2,128,531
Private-label	1,007	—	(4)	1,003
GNMA commercial mortgage-related securities	1,273,309	—	(52,512)	1,220,797
FFELP asset backed securities	297,347	711	(698)	297,360
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$4,041,902	$3,649	$(98,610)	$3,946,941
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,790,683	$8,255	$(15,279)	$1,783,659
Residential mortgage-related securities
FNMA / FHLMC	92,788	169	(1,795)	91,162
GNMA	351,606	1,611	(8,181)	345,035
GNMA commercial mortgage-related securities	505,434	7,559	(22,579)	490,414
Total investment securities held to maturity	$2,740,511	$17,593	$(47,835)	$2,710,271
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities available for sale and held to maturity at September 30, 2019 are shown below:

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,045	$3,049	$29,063	$29,208
Due after one year through five years	24,894	25,227	91,045	92,075
Due after five years through ten years	295,533	304,383	128,365	132,716
Due after ten years	215,505	223,752	1,098,760	1,165,757
Total debt securities	538,977	556,411	1,347,233	1,419,755
Residential mortgage-related securities
FNMA / FHLMC	141,678	143,009	86,140	87,590
GNMA	1,075,922	1,080,584	295,370	300,108
Private-label	749	758	—	—
Commercial mortgage-related securities
FNMA / FHLMC	19,996	21,791	—	—
GNMA	1,363,848	1,363,948	471,675	473,832
FFELP asset backed securities	272,871	269,789	—	—
Total investment securities	$3,414,042	$3,436,289	$2,200,419	$2,281,285
Ratio of fair value to amortized cost		100.7%		103.7%

Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale and write-up of investment securities for the nine months ended September 30, 2019 and 2018 are shown below:

	Nine Months Ended September 30,
($ in Thousands)	2019	2018
Gross gains on available for sale securities	$6,347	$1,954
Gross gains on held to maturity securities	—	—
Total gains	6,347	1,954
Gross (losses) on available for sale securities	(13,861)	(3,938)
Gross (losses) on held to maturity securities	—	—
Total (losses)	(13,861)	(3,938)
Write-up of equity securities without readily determinable fair values	13,444	—
Investment securities gains (losses), net	$5,931	$(1,985)
Proceeds from sales of investment securities	$1,367,450	$601,130

During the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale, as permitted by the adoption of ASU 2019-04 during the quarter. The Corporation sold shorter duration, lower yielding municipal securities that were included in the transfer for proceeds of $157 million at a gain of $3 million, with the proceeds being reinvested into longer duration, higher yielding held to maturity municipal securities. Additionally, during the first nine months of 2019, the Corporation sold $1.2 billion of taxable, floating rate ABS and shorter duration MBS, CMBS, and CMO Agency securities, with the proceeds utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a declining rate environment.
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
During 2018, the Corporation executed a strategy to improve the yield on securities and increase interest income during the current and future calendar years. During the third quarter of 2018, the Corporation sold mortgage-related securities totaling approximately $108 million at a slight gain with all the proceeds reinvested into higher-yielding securities. The taxable equivalent yield of the securities sold was 3.08% while the reinvestment was at 3.51%. During the first six months of 2018, the Corporation also sold $40 million of lower yielding GNMA commercial mortgage-related securities.
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
Investment securities with a carrying value of approximately $3.0 billion at both September 30, 2019 and December 31, 2018 were required to be pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2019:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)	1	$—	$348	—	$—	$—	$—	$348
Residential mortgage-related securities
FNMA / FHLMC	6	(38)	21,554	10	(289)	65,798	(326)	87,352
GNMA	4	(440)	67,563	3	(881)	86,930	(1,322)	154,493
GNMA commercial mortgage-related securities	15	(420)	179,281	44	(9,576)	653,148	(9,996)	832,429
FFELP asset backed securities	18	(2,853)	241,852	2	(270)	13,213	(3,123)	255,065
Other debt securities	3	(7)	2,993	—	—	—	(7)	2,993
Total	47	$(3,758)	$513,592	59	$(11,016)	$819,089	$(14,774)	$1,332,681
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	25	$(705)	$34,087	10	$(28)	$3,846	$(733)	$37,934
Residential mortgage-related securities
FNMA / FHLMC	3	(8)	3,674	1	(9)	840	(17)	4,514
GNMA	1	(25)	6,490	8	(69)	6,938	(94)	13,429
GNMA commercial mortgage-related securities	2	(56)	29,467	21	(4,903)	390,602	(4,959)	420,069
Total	31	$(794)	$73,718	40	$(5,009)	$402,227	$(5,803)	$475,945

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
U.S. Treasury securities	—	$—	$—	1	$(1)	$999	$(1)	$999
Residential mortgage-related securities
FNMA / FHLMC	15	(31)	17,993	17	(3,479)	189,405	(3,510)	207,398
GNMA	12	(4,529)	452,183	79	(37,355)	1,598,159	(41,885)	2,050,342
Private-label	1	(4)	1,003	—	—	—	(4)	1,003
GNMA commercial mortgage-related securities	—	—	—	93	(52,512)	1,220,854	(52,512)	1,220,854
FFELP asset backed securities	13	(698)	142,432	—	—	—	(698)	142,432
Total	41	$(5,262)	$613,612	190	$(93,347)	$3,009,417	$(98,610)	$3,623,028
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	272	$(2,860)	$313,212	752	$(12,419)	$509,374	$(15,279)	$822,586
Residential mortgage-related securities
FNMA / FHLMC	13	(780)	57,896	22	(1,015)	28,888	(1,795)	86,784
GNMA	13	(414)	19,822	66	(7,767)	320,387	(8,181)	340,209
GNMA commercial mortgage-related securities	—	—	—	25	(22,579)	490,414	(22,579)	490,414
Total	298	$(4,053)	$390,929	865	$(43,780)	$1,349,063	$(47,835)	$1,739,992

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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at September 30, 2019 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at September 30, 2019 for mortgage-related securities have declined due to the decrease in overall interest rates. The U.S. Treasury 3 year and 5 year rates decreased by 90 bp and 96 bp, respectively, from December 31, 2018. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At September 30, 2019 and December 31, 2018, the Corporation had FHLB stock of $129 million and $173 million, respectively. The Corporation had Federal Reserve Bank stock of $78 million at September 30, 2019 and $77 million at December 31, 2018.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both September 30, 2019 and December 31, 2018, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of Visa Class B restricted shares that the Corporation received in 2008 as part of Visa's initial public offering. During the second quarter of 2019, the Corporation donated 42,039 shares of Visa Class B restricted shares to the Corporation's Charitable Remainder Trust, and the subsequent sale of those shares by the Trust resulted in an observable market price. As a result, the Corporation wrote up their remaining 77,000 Visa Class B restricted shares to fair value. Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B restricted shares were previously carried at a zero cost basis. Thus, the Corporation had equity securities without readily determinable fair values of $13 million at September 30, 2019 and $0 at December 31, 2018.
Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	September 30, 2019	December 31, 2018
Commercial and industrial	$7,495,623	$7,398,044
Commercial real estate — owner occupied	915,524	920,443
Commercial and business lending	8,411,147	8,318,487
Commercial real estate — investor	3,803,277	3,751,554
Real estate construction	1,356,508	1,335,031
Commercial real estate lending	5,159,784	5,086,585
Total commercial	13,570,932	13,405,072
Residential mortgage	7,954,801	8,277,712
Home equity	879,642	894,473
Other consumer	349,335	363,171
Total consumer	9,183,778	9,535,357
Total loans(a)(b)	$22,754,710	$22,940,429

(a) During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages as well as $33 million of nonaccrual and performing restructured loans.
(b) Includes $2 million and $5 million of purchased credit-impaired loans at September 30, 2019 and December 31, 2018, respectively.

The following table presents commercial and consumer loans by credit quality indicator at September 30, 2019:

($ in Thousands)	Pass	Special Mention	Potential Problem	Nonaccrual	Total
Commercial and industrial	$7,293,226	$86,434	$59,427	$56,536	$7,495,623
Commercial real estate - owner occupied	866,287	26,546	22,624	68	915,524
Commercial and business lending	8,159,513	112,980	82,051	56,604	8,411,147
Commercial real estate - investor	3,634,780	114,343	49,353	4,800	3,803,277
Real estate construction	1,332,930	22,492	544	542	1,356,508
Commercial real estate lending	4,967,710	136,835	49,897	5,342	5,159,784
Total commercial	13,127,223	249,815	131,948	61,946	13,570,932
Residential mortgage	7,896,073	430	1,242	57,056	7,954,801
Home equity	868,854	961	—	9,828	879,642
Other consumer	348,498	728	—	109	349,335
Total consumer	9,113,424	2,119	1,242	66,993	9,183,778
Total loans(a)	$22,240,647	$251,934	$133,189	$128,939	$22,754,710
(a) During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages. In addition, the Corporation sold $33 million of residential mortgages and home equity loans, of which $21 million were pass loans and $12 million were nonaccrual loans.

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2018:

($ in Thousands)	Pass	Special Mention	Potential Problem	Nonaccrual	Total
Commercial and industrial	$7,162,370	$78,075	$116,578	$41,021	$7,398,044
Commercial real estate - owner occupied	854,265	6,257	55,964	3,957	920,443
Commercial and business lending	8,016,635	84,332	172,542	44,978	8,318,487
Commercial real estate - investor	3,653,642	28,479	67,481	1,952	3,751,554
Real estate construction	1,321,447	8,771	3,834	979	1,335,031
Commercial real estate lending	4,975,089	37,249	71,315	2,931	5,086,585
Total commercial	12,991,724	121,582	243,856	47,909	13,405,072
Residential mortgage	8,203,729	434	5,975	67,574	8,277,712
Home equity	880,808	1,223	103	12,339	894,473
Other consumer	362,343	749	—	79	363,171
Total consumer	9,446,881	2,406	6,078	79,992	9,535,357
Total loans	$22,438,605	$123,988	$249,935	$127,901	$22,940,429

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

The following table presents loans by past due status at September 30, 2019:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
Commercial and industrial	$7,438,395	$220	$206	$266	$56,536	$7,495,623
Commercial real estate - owner occupied	912,810	2,646	—	—	68	915,524
Commercial and business lending	8,351,205	2,867	206	266	56,604	8,411,147
Commercial real estate - investor	3,797,840	—	636	—	4,800	3,803,277
Real estate construction	1,355,371	571	24	—	542	1,356,508
Commercial real estate lending	5,153,211	571	661	—	5,342	5,159,784
Total commercial	13,504,416	3,438	866	266	61,946	13,570,932
Residential mortgage	7,889,681	7,866	197	—	57,056	7,954,801
Home equity	865,017	3,837	961	—	9,828	879,642
Other consumer	345,303	1,321	881	1,720	109	349,335
Total consumer	9,100,001	13,025	2,038	1,720	66,993	9,183,778
Total loans(b)	$22,604,417	$16,462	$2,905	$1,986	$128,939	$22,754,710

(a) Of the total nonaccrual loans, $47 million, or 36%, were current with respect to payment at September 30, 2019.
(b)During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages. In addition, the Corporation sold $33 million of residential mortgages and home equity loans, of which $21 million were accruing current loans, $12 million were nonaccrual loans, and approximately $200,000 were 30-89 days past due accruing loans.

The following table presents loans by past due status at December 31, 2018:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
Commercial and industrial	$7,356,187	$187	$338	$311	$41,021	$7,398,044
Commercial real estate - owner occupied	913,787	2,580	119	—	3,957	920,443
Commercial and business lending	8,269,974	2,767	457	311	44,978	8,318,487
Commercial real estate - investor	3,745,835	2,954	813	—	1,952	3,751,554
Real estate construction	1,333,722	330	—	—	979	1,335,031
Commercial real estate lending	5,079,557	3,284	813	—	2,931	5,086,585
Total commercial	13,349,531	6,051	1,270	311	47,909	13,405,072
Residential mortgage	8,200,432	9,272	434	—	67,574	8,277,712
Home equity	876,085	4,826	1,223	—	12,339	894,473
Other consumer	358,970	1,401	868	1,853	79	363,171
Total consumer	9,435,487	15,499	2,525	1,853	79,992	9,535,357
Total loans	$22,785,019	$21,550	$3,795	$2,165	$127,901	$22,940,429
(a) Of the total nonaccrual loans, $74 million, or 58%, were current with respect to payment at December 31, 2018.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $2 million of purchased credit-impaired loans, at September 30, 2019:

($ in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with a related allowance
Commercial and industrial	$48,597	$59,132	$17,791	$45,439	$1,003
Commercial real estate — owner occupied	1,912	1,919	19	1,988	78
Commercial and business lending	50,510	61,051	17,811	47,427	1,081
Commercial real estate — investor	1,400	2,575	101	780	21
Real estate construction	409	490	56	419	21
Commercial real estate lending	1,809	3,066	157	1,199	42
Total commercial	52,319	64,116	17,968	48,626	1,123
Residential mortgage	24,621	25,783	3,824	27,173	623
Home equity	3,604	4,011	1,313	6,796	136
Other consumer	1,244	1,246	187	1,246	1
Total consumer	29,468	31,041	5,323	35,214	760
Total loans with a related allowance	$81,787	$95,157	$23,291	$83,840	$1,883
Loans with no related allowance
Commercial and industrial	$21,971	$59,697	$—	$14,448	$—
Commercial real estate — owner occupied	—	—	—	—	—
Commercial and business lending	21,971	59,697	—	14,448	—
Commercial real estate — investor	3,705	3,705	—	637	159
Real estate construction	—	—	—	—	—
Commercial real estate lending	3,705	3,705	—	637	159
Total commercial	25,675	63,402	—	15,086	159
Residential mortgage	11,418	11,732	—	8,732	279
Home equity	1,044	1,063	—	1,017	18
Other consumer	—	—	—	—	—
Total consumer	12,462	12,795	—	9,749	297
Total loans with no related allowance	$38,138	$76,197	$—	$24,835	$456
Total
Commercial and industrial	$70,568	$118,829	$17,791	$59,887	$1,003
Commercial real estate — owner occupied	1,912	1,919	19	1,988	78
Commercial and business lending	72,480	120,748	17,811	61,875	1,081
Commercial real estate — investor	5,104	6,280	101	1,417	180
Real estate construction	409	490	56	419	21
Commercial real estate lending	5,514	6,770	157	1,836	201
Total commercial	77,994	127,518	17,968	63,712	1,282
Residential mortgage	36,039	37,515	3,824	35,905	902
Home equity	4,648	5,075	1,313	7,812	154
Other consumer	1,244	1,246	187	1,246	1
Total consumer	41,931	43,836	5,323	44,964	1,056
Total loans(a)	$119,925	$171,354	$23,291	$108,675	$2,338
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 56% of the unpaid principal balance at September 30, 2019.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $5 million of purchased credit-impaired loans, at December 31, 2018:

($ in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with a related allowance
Commercial and industrial	$40,747	$42,131	$5,721	$52,461	$1,167
Commercial real estate — owner occupied	2,080	2,087	24	2,179	104
Commercial and business lending	42,827	44,218	5,745	54,640	1,271
Commercial real estate — investor	799	805	28	827	38
Real estate construction	510	589	75	533	32
Commercial real estate lending	1,309	1,394	103	1,360	70
Total commercial	44,136	45,612	5,848	56,000	1,341
Residential mortgage	41,691	45,149	6,023	42,687	1,789
Home equity	9,601	10,539	3,312	10,209	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	52,473	56,871	9,456	54,080	2,358
Total loans with a related allowance	$96,609	$102,483	$15,304	$110,079	$3,699
Loans with no related allowance
Commercial and industrial	$22,406	$45,024	$—	$21,352	$(344)
Commercial real estate — owner occupied	3,772	4,823	—	3,975	—
Commercial and business lending	26,178	49,847	—	25,327	(344)
Commercial real estate — investor	1,585	2,820	—	980	68
Real estate construction	—	—	—	—	—
Commercial real estate lending	1,585	2,820	—	980	68
Total commercial	27,763	52,667	—	26,307	(276)
Residential mortgage	8,795	9,074	—	8,790	203
Home equity	523	542	—	530	—
Other consumer	—	—	—	—	—
Total consumer	9,318	9,616	—	9,320	203
Total loans with no related allowance	$37,081	$62,283	$—	$35,627	$(73)
Total
Commercial and industrial	$63,153	$87,155	$5,721	$73,813	$823
Commercial real estate — owner occupied	5,852	6,910	24	6,154	104
Commercial and business lending	69,005	94,065	5,745	79,967	927
Commercial real estate — investor	2,384	3,625	28	1,807	106
Real estate construction	510	589	75	533	32
Commercial real estate lending	2,894	4,214	103	2,340	138
Total commercial	71,899	98,279	5,848	82,307	1,065
Residential mortgage	50,486	54,223	6,023	51,477	1,992
Home equity	10,124	11,081	3,312	10,739	566
Other consumer	1,181	1,183	121	1,184	3
Total consumer	61,791	66,487	9,456	63,400	2,561
Total loans(a)	$133,690	$164,766	$15,304	$145,707	$3,626
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 72% of the unpaid principal balance at December 31, 2018.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	September 30, 2019		December 31, 2018
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$15,398	$—	$25,478	$249
Commercial real estate — owner occupied	1,912	—	2,080	—
Commercial real estate — investor	304	461	799	933
Real estate construction	227	182	311	198
Residential mortgage	3,228	14,090	16,036	22,279
Home equity	2,017	1,559	7,385	2,627
Other consumer	1,243	1	1,174	6
Total restructured loans(b)	$24,329	$16,293	$53,263	$26,292
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) During the third quarter of 2019, the Corporation sold $21 million of performing restructured loans, of which $18 million were residential mortgages and $3 million were home equity loans. In addition, the Corporation sold $7 million of nonaccrual restructured residential mortgage loans.

The Corporation had a recorded investment of $7 million in loans modified in troubled debt restructurings during the nine months ended September 30, 2019, of which $2 million were in accrual status and $5 million were in nonaccrual pending a sustained period of repayment. The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio, the recorded investment and unpaid principal balance for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	1	$185	$185	6	$1,954	$1,995
Commercial real estate — investor	—	—	—	1	958	1,022
Residential mortgage	47	6,785	6,863	29	5,655	5,733
Home equity	18	520	520	32	1,552	1,582
Other consumer	1	9	9	3	19	21
Total loans modified	67	$7,500	$7,577	71	$10,138	$10,353

(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the nine months ended September 30, 2019, restructured loan modifications of commercial and industrial, and commercial real estate primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of residential mortgage, home equity, and other consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the nine months ended September 30, 2019.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2019 and 2018 and the recorded investment in these restructured loans as of September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	3	$—
Commercial real estate — investor	1	461	—	—
Residential mortgage	27	4,528	12	2,579
Home equity	19	538	28	1,599
Total loans modified	47	$5,526	43	$4,178

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
The following table presents a summary of the changes in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019:

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2018	$108,835	$9,255	$40,844	$28,240	$25,595	$19,266	$5,988	$238,023
Charge offs	(49,845)	(222)	—	(60)	(1,754)	(1,605)	(4,074)	(57,560)
Recoveries	10,322	2,795	31	230	539	1,878	667	16,462
Net Charge offs	(39,523)	2,573	31	170	(1,215)	273	(3,407)	(41,098)
Provision for loan losses	36,419	(3,229)	(971)	(4,960)	(5,757)	(7,690)	3,688	17,500
September 30, 2019	$105,730	$8,599	$39,904	$23,451	$18,623	$11,849	$6,269	$214,425
Allowance for loan losses
Individually evaluated for impairment	$17,791	$19	$101	$56	$3,824	$1,313	$187	$23,291
Collectively evaluated for impairment	87,939	8,579	39,803	23,395	14,799	10,536	6,082	191,133
Total allowance for loan losses	$105,730	$8,599	$39,904	$23,451	$18,623	$11,849	$6,269	$214,425
Loans
Individually evaluated for impairment	$70,568	$1,912	$5,104	$409	$36,039	$4,648	$1,244	$119,925
Collectively evaluated for impairment	7,424,690	912,935	3,798,039	1,356,088	7,918,265	874,968	348,091	22,633,075
Acquired and accounted for under ASC 310-30(a)	365	677	134	11	497	26	—	1,710
Total loans	$7,495,623	$915,524	$3,803,277	$1,356,508	$7,954,801	$879,642	$349,335	$22,754,710
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
The allowance related to the oil and gas portfolio was $21 million, or 3.7% of total oil and gas loans, and $12 million, or 1.6% of total oil and gas loans, at September 30, 2019 and December 31, 2018, respectively. The following table provides a summary of the changes in allowance for loan losses in the Corporation's oil and gas loan portfolio at September 30, 2019 and December 31, 2018:

($ in Millions)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$12	$27
Charge offs	(39)	(24)
Recoveries	5	6
Net Charge offs	(34)	(17)
Provision for loan losses	44	2
Balance at end of period	$21	$12
Allowance for loan losses
Individually evaluated for impairment	$11	$—
Collectively evaluated for impairment	10	12
Total allowance for loan losses	$21	$12
Loans
Individually evaluated for impairment	$36	$22
Collectively evaluated for impairment	545	725
Total loans	$582	$747

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

($ in Thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Allowance for Unfunded Commitments
Balance at beginning of period	$24,336	$24,400
Provision for unfunded commitments	(1,500)	(2,500)
Amount recorded at acquisition	70	2,436
Balance at end of period	$22,907	$24,336

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
For performing loans, the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans.
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
Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

($ in Thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Changes in Accretable Yield
Balance at beginning of period	$1,482	$—
Purchases	—	4,853
Accretion	(912)	(4,954)
Net reclassification from non-accretable yield	23	1,605
Other(a)	—	(22)
Balance at end of period	$595	$1,482

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
At September 30, 2019, the Corporation had a total of approximately $15 million in net unaccreted purchase discount, of which approximately $14 million was related to performing loans and approximately $1 million was related to the Corporation's purchased credit-impaired loans. At December 31, 2018, the Corporation had a total of approximately $20 million in net unaccreted purchase discount, of which approximately $18 million was related to performing loans and approximately $2 million was related to the Corporation's purchased credit-impaired loans.

Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2019, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2019 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2018 or the first nine months of 2019.
At both September 30, 2019 and December 31, 2018, the Corporation had goodwill of $1.2 billion. There was an increase of $7 million during the second quarter of 2019 related to the Huntington branch acquisition, and an adjustment of approximately $210,000 in the third quarter of 2019 driven by an update that decreased the fair value of furniture acquired.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDI, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and MSR. For CDI and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Core deposit intangibles
Gross carrying amount	$80,730	$58,100
Accumulated amortization	(10,438)	(5,326)
Net book value	$70,292	$52,774
Additions during the period	$22,630	$58,100
Amortization during the year	$5,112	$5,326
Other intangibles
Gross carrying amount	$44,887	$44,931
Reductions due to sale	(140)	(43)
Accumulated amortization	(23,950)	(21,825)
Net book value	$20,797	$23,062
Additions during the period	$—	$10,359
Amortization during the year	$2,125	$2,833

Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSR are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.
The Corporation evaluates its MSR asset for impairment at minimum on a quarterly basis. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the MSR asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSR asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the MSR asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the MSR asset and valuation allowance, precluding subsequent recoveries. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the MSR asset.
A summary of changes in the balance of the MSR asset and the MSR valuation allowance is as follows:

($ in Thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$68,433	$59,168
Additions from acquisition	—	8,136
Additions	8,900	10,722
Amortization	(8,749)	(9,594)
Mortgage servicing rights at end of period	$68,584	$68,433
Valuation allowance at beginning of period	$(239)	$(784)
(Additions) recoveries, net	(177)	545
Valuation allowance at end of period	$(416)	$(239)
Mortgage servicing rights, net	$68,168	$68,193
Fair value of mortgage servicing rights	$70,241	$81,012
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,688,012	$8,600,983
Mortgage servicing rights, net to servicing portfolio	0.78%	0.79%
Mortgage servicing rights expense(a)	$8,926	$9,049

(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net in the consolidated statements of income.

The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2019. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
Three Months Ending December 31, 2019	$2,018	$693	$3,234
2020	8,073	2,690	12,262
2021	8,073	2,666	10,074
2022	8,073	2,642	8,259
2023	8,073	2,623	6,777
2024	8,073	2,603	5,574
Beyond 2024	27,909	6,879	22,403
Total Estimated Amortization Expense	$70,292	$20,797	$68,584

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

($ in Thousands)	September 30, 2019	December 31, 2018
Short-Term Funding
Federal funds purchased	$75	$19,710
Securities sold under agreements to repurchase	77,953	91,941
Federal funds purchased and securities sold under agreements to repurchase	78,028	111,651
Commercial paper	30,416	45,423
Total short-term funding	$108,444	$157,074
Long-Term Funding
Corporation senior notes, at par, due 2019	$250,000	$250,000
Bank senior notes, at par, due 2021	300,000	300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Other long-term funding and capitalized costs	(3,201)	(4,389)
Total long-term funding	796,799	795,611
Total short and long-term funding, excluding FHLB advances	$905,243	$952,685
FHLB Advances
Short-term FHLB advances	$215,000	$900,000
Long-term FHLB advances	2,662,727	2,674,371
Total FHLB advances	$2,877,727	$3,574,371

Total short and long-term funding	$3,782,970	$4,527,056

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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of September 30, 2019, the Corporation pledged agency mortgage-related securities with a fair value of $164 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2019
Repurchase agreements
Agency mortgage-related securities	$77,953	$—	$—	$—	$77,953
Total	$77,953	$—	$—	$—	$77,953
December 31, 2018
Repurchase agreements
Agency mortgage-related securities	$91,941	$—	$—	$—	$91,941
Total	$91,941	$—	$—	$—	$91,941

Long-Term Funding
Senior Notes
In August 2018, the Bank issued $300 million of senior notes, due August 2021, and callable July 2021. The senior notes have a fixed coupon interest rate of 3.50% and were issued at a discount.
In November 2014, the Corporation issued $250 million of senior notes, due November 2019, and callable October 2019. The senior notes had a fixed coupon interest rate of 2.75% and were issued at a discount. On October 15, 2019, these notes were redeemed in full.
Subordinated Notes
In November 2014, the Corporation issued $250 million of 10-year subordinated notes, due January 2025, and callable October 2024. The subordinated notes have a fixed coupon interest rate of 4.25% and were issued at a discount.
FHLB Advances
At September 30, 2019, the Corporation had $2.9 billion of FHLB advances, down $697 million from December 31, 2018.
At September 30, 2019, the Corporation had $2.4 billion of putable FHLB advances with a one-time option where the FHLB can call the advance prior to the contractual maturity. The contractual weighted average life to the put date of these advances was 0.36 years, with put dates ranging from 2019 through 2020. The weighted average life to contractual maturity on these advances was 5.42 years, with those dates ranging from 2022 through 2028. As of September 30, 2019, due to the lower rate environment, it is probable that none of these advances will be called by the FHLB and will extend to their final maturities.
The original contractual maturity or next put date of the Corporation's FHLB advances as of September 30, 2019 and December 31, 2018 are presented in the following table:

	September 30, 2019		December 31, 2018
($ in Thousands)	Amount	Weighted Average Contractual Coupon Rate	Amount	Weighted Average Contractual Coupon Rate
Maturity or put date 1 year or less	$2,376,052	2.24%	$2,262,584	2.06%
After 1 but within 2	288,174	2.57%	1,285,039	2.39%
After 2 but within 3	5,781	5.11%	14,393	2.98%
After 3 years	207,720	2.30%	12,354	4.55%
FHLB advances and overall rate	$2,877,727	2.28%	$3,574,371	2.19%

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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $47 million of investment securities as collateral at September 30, 2019, and pledged $36 million of investment securities as collateral at December 31, 2018. At September 30, 2019, the Corporation posted $15 million of cash collateral compared to $1 million at December 31, 2018.

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of September 30, 2019 and December 31, 2018. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2019 and December 31, 2018. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	September 30, 2019				December 31, 2018
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments
Interest rate-related instruments	$500,000	$114	$—	$—	$—	$—	$500,000	$40
Not designated as hedging instruments
Interest rate-related instruments	2,799,863	100,376	2,799,863	17,586	2,707,204	52,796	2,707,204	52,653
Foreign currency exchange forwards	211,475	3,153	184,476	2,823	117,879	721	69,153	675
Commodity contracts	259,210	25,388	258,483	24,758	331,727	35,426	315,861	34,340
Mortgage banking(a)	300,515	2,017	227,060	590	191,222	2,208	139,984	2,072
Time deposits	518	13	518	13	11,185	109	11,185	109
Total not designated as hedging instruments		130,947		45,770		91,260		89,849
Gross derivatives before netting		131,061		45,770		91,260		89,889
Less: Legally enforceable master netting agreements		4,629		4,629		5,322		5,322
Less: Cash collateral pledged/received		16,182		14,680		27,593		63
Total derivative instruments, after netting(b)		$110,250		$26,461		$58,345		$84,504

(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.
(b) The fair values of derivative assets are included in other assets, while the fair values of derivative liabilities are included in accrued expenses and other liabilities, in the consolidated balance sheets.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	September 30, 2019
Loans and investment securities receivables(a)	$506,111	$6,111
Total	$506,111	$6,111
(a) These amounts include the amortized cost basis of closed portfolios used in designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $947 million; the positive cumulative basis adjustments associated with these hedging relationships was $6 million; and the amounts of the designated hedged items were $500 million.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2019 and 2018:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of the fair value hedge is recorded	$(59)	$—	$(17)	$—	$160	$—	$(30)	$—
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	452	—	(2,522)	—	6,674	—	(4,931)	—
Derivatives designated as hedging instruments(a)	(511)	—	2,506	—	(6,514)	—	4,902	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2019 and 2018:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)		2019	2018	2019	2018
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$(619)	$246	$(2,309)	$354
Foreign currency exchange forwards	Capital markets, net	72	(92)	284	(22)
Commodity contracts	Capital markets, net	208	(72)	(456)	(958)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,851)	(1,602)	(191)	147
Forward commitments (mortgage)	Mortgage banking, net	1,313	2,271	1,482	1,665

Note 11 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers, commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. The Corporation is party to master netting arrangements with its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest, commodity, and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral, in other assets and accrued expenses and other liabilities, on the face of the consolidated balance sheets. In the third quarter of 2019, the Corporation elected to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. See the derivatives section within Note 3 for additional information on the change in accounting policy and Note 10 for additional information on the Corporation’s derivative and hedging activities.
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
The following table presents the assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Received			Net amount
Derivative assets(a)
September 30, 2019	$24,930	$(4,629)	$(16,182)	$4,118	$—	$4,118
December 31, 2018	65,596	(5,322)	(27,593)	32,681	(31,837)	843

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)		Derivative Assets Offset	Cash Collateral Pledged			Net amount
Derivative liabilities(a)
September 30, 2019	$19,537	$(4,629)	$(14,680)	$228	$—	$228
December 31, 2018	22,951	(5,322)	(63)	17,567	(17,551)	16

(a) Includes interest, commodity, and foreign exchange agreements

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$8,909,815	$8,720,293
Commercial letters of credit(a)	8,119	7,599
Standby letters of credit(c)	272,376	255,904

(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at September 30, 2019 or December 31, 2018.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million and $2 million at September 30, 2019 and December 31, 2018, respectively, as an estimate of the fair value of these financial instruments.

Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $23 million at September 30, 2019 and $24 million at December 31, 2018, and is included in accrued expenses and other liabilities on the consolidated balance sheets.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at September 30, 2019 was $224 million, compared to $136 million at December 31, 2018, included in investment in unconsolidated subsidiaries on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $14 million and $13 million for the nine months ended September 30, 2019 and 2018, respectively, and $4 million for both the three months ended September 30, 2019 and 2018. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $210 million at September 30, 2019 and $132 million at December 31, 2018.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $112 million and $51 million at September 30, 2019 and December 31, 2018, respectively.
For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $26 million and $25 million at September 30, 2019 and December 31, 2018, respectively, included in investment in unconsolidated subsidiaries on the consolidated balance sheets.

Legal Proceedings
The Corporation is party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which involve claims for substantial amounts. Although there can be no assurance as to the ultimate outcomes, the Corporation believes it has meritorious defenses to the claims asserted against it in its currently outstanding matters and intends to continue to defend itself vigorously with respect to such legal proceedings. The Corporation will consider settlement of cases when, in management’s judgment, it is in the best interests of the Corporation and its shareholders.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of $2 million for both the nine months ended September 30, 2019 and for the year ended December 31, 2018. The loss reimbursement and settlement claims paid for the nine months ended September 30, 2019 and for the year ended December 31, 2018 were negligible. Make whole requests during 2018 and the first nine months of 2019 generally arose from loans sold during the period of January 1, 2012 to December 31, 2018. Since January 1, 2012, loans sold totaled $12.2 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2019, approximately $7.6 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The following summarizes the changes in the mortgage repurchase reserve for the nine months ended September 30, 2019 and for the year ended December 31, 2018:

($ in Thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$752	$987
Repurchase provision expense	309	345
Adjustments to provision expense	—	(450)
Repurchase/reimbursement charges taken	(299)	(218)
Amount recorded at acquisition	—	88
Balance at end of period	$762	$752

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2019 and December 31, 2018, there were approximately $44 million and $47 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2019 and December 31, 2018, there were $48 million and $57 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2019 and December 31, 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
While the Corporation has determined that the majority of the inputs used to value its commodity derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as probability of default and loss given default of the underlying loans to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of September 30, 2019 and December 31, 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	September 30, 2019	December 31, 2018
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$—	$999
Obligations of state and political subdivisions (municipal securities)	Level 2	553,418	—
Residential mortgage-related securities
FNMA / FHLMC	Level 2	143,009	295,252
GNMA	Level 2	1,080,584	2,128,531
Private-label	Level 2	758	1,003
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	21,791	—
GNMA	Level 2	1,363,948	1,220,797
FFELP asset backed securities	Level 2	269,789	297,360
Other debt securities	Level 2	2,993	3,000
Total investment securities available for sale	Level 1	$—	$999
Total investment securities available for sale	Level 2	$3,436,289	$3,945,943
Equity securities with readily determinable fair values	Level 1	1,652	1,568
Residential loans held for sale	Level 2	137,655	64,321
Interest rate-related instruments(a)	Level 2	100,376	52,796
Foreign currency exchange forwards(a)	Level 2	3,153	721
Commodity contracts(a)	Level 2	25,388	35,426
Purchased options (time deposit)	Level 2	13	109
Interest rate products (designated as hedging instruments)	Level 2	114	—
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	2,017	2,208
Liabilities
Interest rate-related instruments(a)	Level 2	$17,586	$52,653
Foreign currency exchange forwards(a)	Level 2	2,823	675
Commodity contracts(a)	Level 2	24,758	34,340
Written options (time deposit)	Level 2	13	109
Interest rate products (designated as hedging instruments)	Level 2	—	40
Forward commitments to sell residential mortgage loans	Level 3	590	2,072

(a) Figures are presented gross before netting. See Note 10 Derivative and Hedging Activities and Note 11 Balance Sheet Offsetting for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the nine months ended September 30, 2019 and the year ended December 31, 2018, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Derivative Financial Instruments
Balance December 31, 2017	$1,225
Total net gains (losses) included in income
Mortgage derivative gain (loss)	(1,085)
Balance December 31, 2018	$140
Total net gains (losses) included in income
Mortgage derivative gain (loss)	1,292
Balance September 30, 2019	$1,428

For Level 3 assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held for Sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At September 30, 2019, the closing ratio was 85%.
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

OREO: Certain OREO, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the OREO, less estimated selling costs. The fair value of OREO, upon initial recognition or subsequent impairment, was estimated using appraised values, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs:
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
Mortgage Servicing Rights: MSR do not trade in an active, open market with readily observable prices. While sales of MSR do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its MSR. The valuation model incorporates prepayment assumptions to project MSR cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the MSR. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for MSR, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSR are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its MSR assets.
The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the MSR portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s mortgage servicing rights are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases) in either of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from Treasury and the Community, Consumer, and Business segment to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Associated Mortgage Risk Management Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third party on an annual basis. See Note 8 for additional disclosure regarding the Corporation’s MSR.
Equity Securities Without Readily Determinable Fair Values: The Corporation measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Included in equity securities without readily determinable fair values are 77,000 Visa Class B restricted shares carried at fair value. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Based on the current conversion factor, the Corporation expects 77,000 shares of Visa Class B to convert to 124,956 shares of Visa Class A upon the litigation resolution.
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

The following table presents the carrying value of equity securities without readily determinable fair values still held as of September 30, 2019 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of September 30, 2019:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2018	$—
Upward carrying value changes	13,444
Carrying value as of September 30, 2019	$13,444

Cumulative upward carrying value changes between January 1, 2018 and September 30, 2019	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2019	$—

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized in the Consolidated Statements of Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
September 30, 2019
Assets
Impaired loans(a)	Level 3	$51,501	Provision for credit losses(b)	$(60,627)
OREO(c)	Level 2	2,413	Other noninterest expense	(1,453)
Mortgage servicing rights	Level 3	70,241	Mortgage banking, net	(177)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	13,444

December 31, 2018
Assets
Impaired loans(a)	Level 3	$26,191	Provision for credit losses(b)	$(14,521)
OREO(c)	Level 2	2,200	Other noninterest expense	(1,545)
Mortgage servicing rights	Level 3	81,012	Mortgage banking, net	545

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
The Corporation's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to MSR and impaired loans.
The table below presents information about these inputs and further discussion is found above:

	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
September 30, 2019
Mortgage servicing rights	Discounted cash flow	Discount rate	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	13%
Impaired Loans	Appraisals / Discounted cash flow	Collateral / Discount factor	48%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		September 30, 2019		December 31, 2018
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$523,435	$523,435	$507,187	$507,187
Interest-bearing deposits in other financial institutions	Level 1	236,010	236,010	221,226	221,226
Federal funds sold and securities purchased under agreements to resell	Level 1	100	100	148,285	148,285
Investment securities held to maturity	Level 1	999	1,019	—	—
Investment securities held to maturity	Level 2	2,199,420	2,280,265	2,740,511	2,710,271
Investment securities available for sale	Level 1	—	—	999	999
Investment securities available for sale	Level 2	3,436,289	3,436,289	3,945,943	3,945,943
Equity securities with readily determinable fair values	Level 1	1,652	1,652	1,568	1,568
Equity securities without readily determinable fair values	Level 3	13,444	13,444	—	—
FHLB and Federal Reserve Bank stocks	Level 2	207,443	207,443	250,534	250,534
Residential loans held for sale	Level 2	137,655	137,655	64,321	64,321
Commercial loans held for sale	Level 2	11,597	11,597	14,943	14,943
Loans, net	Level 3	22,540,285	22,422,568	22,702,406	22,317,395
Bank and corporate owned life insurance	Level 2	670,739	670,739	663,203	663,203
Derivatives (other assets)(a)	Level 2	129,044	129,044	89,052	89,052
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	2,017	2,017	2,208	2,208
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$21,512,804	$21,512,804	$22,081,992	$22,081,992
Brokered CDs and other time deposits(b)	Level 2	2,909,759	2,910,112	2,815,401	2,815,401
Short-term funding(c)	Level 2	108,444	108,444	157,074	157,074
Long-term funding	Level 2	796,799	842,196	795,611	826,612
FHLB advances	Level 2	2,877,727	2,938,923	3,574,371	3,565,572
Standby letters of credit(d)	Level 2	2,715	2,715	2,482	2,482
Derivatives (accrued expenses and other liabilities)(a)	Level 2	45,180	45,180	87,817	87,817
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	590	590	2,072	2,072

(a) Figures are presented gross before netting. See Note 10 Derivative and Hedging Activities and Note 11 Balance Sheet Offsetting for information relating to the impact of netting derivative assets and derivative liabilities as well as the impact from offsetting cash collateral paid to the same derivative counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The carrying amount is a reasonable estimate of fair value for existing short-term funding.
(d) The commitment on standby letters of credit was $272 million at September 30, 2019 and $256 million at December 31, 2018. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.

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
Bank Mutual was acquired on February 1, 2018. The Bank Mutual Pension Plan was merged into the RAP on December 31, 2018. Bank Mutual's Postretirement Plan was merged into the Corporation's Postretirement Plan during the first quarter of 2018. The reported figures in 2018 for both the Bank Mutual Pension Plan and the Corporation's Postretirement Plan only include eight months of Bank Mutual expense due to the timing of the Bank Mutual acquisition.
The Huntington branch acquisition closed on June 14, 2019, and the employees gained as a result of the transaction became eligible to participate in the RAP on the same date, with their vesting service credit based on their prior hours of service with Huntington.
The components of net periodic pension cost and net periodic benefit cost for the RAP, Bank Mutual Pension Plan, and Postretirement Plan for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,598	$1,885	$5,448	$5,670
Interest cost	2,489	1,682	7,314	5,002
Expected return on plan assets	(6,099)	(4,777)	(18,249)	(14,287)
Amortization of prior service cost	(18)	(18)	(55)	(56)
Amortization of actuarial loss	230	549	360	1,474
Total net periodic pension cost	$(1,800)	$(680)	$(5,183)	$(2,197)
Bank Mutual Pension Plan
Interest cost	N/A	$654	N/A	$1,737
Expected return on plan assets	N/A	(1,220)	N/A	(2,812)
Total net periodic pension cost	N/A	$(566)	N/A	$(1,075)
Postretirement Plan
Interest cost	$26	$27	$78	$80
Amortization of prior service cost	(19)	(19)	(56)	(56)
Amortization of actuarial loss	(1)	2	(3)	6
Total net periodic benefit cost	$6	$11	$19	$30

The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense in the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the nine months ended September 30, 2019. The Corporation made a $6 million contribution to the Bank Mutual Pension Plan and a $4 million contribution to the RAP during the third quarter of 2018, as well as a $31 million contribution to the Bank Mutual Pension Plan during the second quarter of 2018.
Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2018 Annual Report on Form 10-K and Note 3 in this Quarterly Report on Form 10-Q, with certain exceptions. The more significant of these exceptions are described herein.
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

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Net interest income	$110,929	$113,298	$342,486	$339,718
Net intersegment interest income (expense)	(17,318)	(13,018)	(60,000)	(36,151)
Segment net interest income	93,612	100,280	282,485	303,567
Noninterest income	13,452	12,280	39,215	39,156
Total revenue	107,063	112,560	321,700	342,723
Credit provision	12,912	11,232	39,713	32,955
Noninterest expense	39,172	41,828	117,982	122,853
Income (loss) before income taxes	54,979	59,500	164,005	186,914
Income tax expense (benefit)	9,670	12,098	30,536	36,978
Net income	$45,309	$47,402	$133,469	$149,937
Allocated goodwill			$525,836	$524,525

	Community, Consumer, and Business
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Net interest income	$81,517	$91,323	$254,463	$268,137
Net intersegment interest income (expense)	27,651	21,951	76,679	63,301
Segment net interest income	109,167	113,275	331,142	331,438
Noninterest income	81,133	73,838	233,692	224,124
Total revenue	190,300	187,113	564,834	555,562
Credit provision	5,008	5,280	15,007	15,125
Noninterest expense	137,761	139,627	406,984	405,129
Income (loss) before income taxes	47,532	42,206	142,843	135,307
Income tax expense (benefit)	9,982	8,863	30,003	28,415
Net income	$37,550	$33,343	$112,839	$106,893
Allocated goodwill			$650,394	$644,397

	Risk Management and Shared Services
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Net interest income	$13,919	$14,770	$38,583	$47,770
Net intersegment interest income (expense)	(10,333)	(8,933)	(16,679)	(27,150)
Segment net interest income	3,586	5,837	21,905	20,620
Noninterest income	6,265	2,183	14,983	8,242
Total revenue	9,852	8,019	36,888	28,861
Credit provision	(15,919)	(21,512)	(38,721)	(49,081)
Noninterest expense(a)	23,981	22,959	65,399	100,654
Income (loss) before income taxes	1,790	6,572	10,209	(22,712)
Income tax expense (benefit)	1,295	1,388	1,816	(10,460)
Net income	$495	$5,185	$8,393	$(12,252)
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Net interest income	$206,365	$219,392	$635,532	$655,625
Net intersegment interest income (expense)	—	—	—	—
Segment net interest income	206,365	219,392	635,532	655,625
Noninterest income	100,850	88,300	287,890	271,522
Total revenue	307,216	307,692	923,422	927,146
Credit provision	2,000	(5,000)	16,000	(1,000)
Noninterest expense	200,930	204,413	590,380	628,636
Income (loss) before income taxes	104,286	108,279	317,042	299,510
Income tax expense (benefit)	20,947	22,349	62,356	54,932
Net income	$83,339	$85,929	$254,686	$244,578
Allocated goodwill			$1,176,230	$1,168,922
(a) For the three months ended both September 30, 2019 and 2018, the Risk Management and Shared Services segment included approximately $2 million of acquisition related noninterest expense. For the nine months ended September 30, 2019 and 2018, the Risk Management and Shared Services segment included approximately $6 million and $30 million, respectively, of acquisition related noninterest expense.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2019 and 2018, including changes during the preceding nine and three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2019	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	123,139	—	123,139
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(5,931)	—	(5,931)
Personnel expense	—	(111)	(111)
Other expense	—	357	357
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	279	—	279
Income tax (expense) benefit	(29,651)	(62)	(29,713)
Net other comprehensive income (loss) during period	87,836	184	88,020
Balance September 30, 2019	$12,194	$(49,146)	$(36,953)

Balance January 1, 2018	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	(82,099)	—	(82,099)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities loss (gain), net	1,985	—	1,985
Personnel expense	—	(112)	(112)
Other expense	—	1,480	1,480
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	(684)	—	(684)
Income tax (expense) benefit	20,796	(390)	20,406
Net other comprehensive income (loss) during period	(68,505)	(4,257)	(72,762)
Balance September 30, 2018	$(106,958)	$(28,562)	$(135,520)

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2019	$(9,773)	$(49,290)	$(59,063)
Other comprehensive income (loss) before reclassifications	33,173	—	33,173
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(3,788)	—	(3,788)
Personnel expense	—	(36)	(36)
Other expense	—	229	229
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	(8)	—	(8)
Income tax (expense) benefit	(7,410)	(49)	(7,458)
Net other comprehensive income (loss) during period	21,967	144	22,111
Balance September 30, 2019	$12,194	$(49,146)	$(36,953)

Balance July 1, 2018	$(90,986)	$(28,902)	$(119,888)
Other comprehensive income (loss) before reclassifications	(21,345)	—	(21,345)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities loss (gain), net	(30)	—	(30)
Personnel expense	—	(37)	(37)
Other expense	—	551	551
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	(52)	—	(52)
Income tax (expense) benefit	5,456	(174)	5,282
Net other comprehensive income (loss) during period	(15,971)	340	(15,631)
Balance September 30, 2018	$(106,958)	$(28,562)	$(135,520)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Service charges and deposit account fees	$3,182	$3,669	$9,765	$11,680
Card-based fees(a)	336	353	1,001	1,014
Other revenue	809	88	(475)	(69)
Noninterest Income (in-scope of Topic 606)	$4,326	$4,109	$10,291	$12,625
Noninterest Income (out-of-scope of Topic 606)	9,125	8,171	28,924	26,531
Total Noninterest Income	$13,452	$12,280	$39,215	$39,156

	Community, Consumer, and Business
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Insurance commissions and fees	$21,041	$21,677	$69,483	$68,289
Wealth management fees(b)	21,015	21,224	61,885	61,932
Service charges and deposit account fees	13,367	13,210	37,293	37,984
Card-based fees(a)	10,120	9,489	28,829	28,449
Other revenue	2,803	2,918	8,175	8,411
Noninterest Income (in-scope of Topic 606)	$68,346	$68,518	$205,666	$205,065
Noninterest Income (out-of-scope of Topic 606)	12,787	5,320	28,026	19,059
Total Noninterest Income	$81,133	$73,838	$233,692	$224,124

	Risk Management and Shared Services
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Insurance commissions and fees	$(87)	$(41)	$(80)	$(9)
Wealth management fees(b)	—	—	—	267
Service charges and deposit account fees	12	25	44	50
Card-based fees(a)	45	(15)	143	(9)
Other revenue	71	122	310	282
Noninterest Income (in-scope of Topic 606)	$41	$91	$417	$580
Noninterest Income (out-of-scope of Topic 606)	6,224	2,092	14,567	7,662
Total Noninterest Income	$6,265	$2,183	$14,983	$8,242

	Consolidated Total
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2019	2018	2019	2018
Insurance commissions and fees	$20,954	$21,636	$69,403	$68,279
Wealth management fees(b)	21,015	21,224	61,885	62,198
Service charges and deposit account fees	16,561	16,904	47,102	49,714
Card-based fees(a)	10,501	9,826	29,973	29,454
Other revenue	3,683	3,128	8,010	8,624
Noninterest Income (in-scope of Topic 606)	$72,713	$72,718	$216,373	$218,270
Noninterest Income (out-of-scope of Topic 606)	28,137	15,583	71,517	53,252
Total Noninterest Income	$100,850	$88,300	$287,890	$271,522

(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Includes trust, asset management, brokerage, and annuity fees.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
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

Operating lease costs and cash flows resulting from operating lease are presented below:

($ in Thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating Lease Costs	$2,708	$8,502
Operating Lease Cash Flows	2,968	8,538

The lease classifications on the consolidated balance sheets were as follows:

	September 30, 2019
($ in Thousands)	Amount	Consolidated Balance Sheets Category
Operating lease right-of-use asset	$48,127	Premises and equipment
Finance lease right-of-use asset	—	Other assets
Operating lease liability	52,011	Accrued expenses and other liabilities
Finance lease liability	—	Other long-term funding

The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	September 30, 2019
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$66	1.08	2.72%
Retail and corporate offices	54,202	6.63	3.36%
Land	6,425	12.11	3.34%
Total operating leases	$60,693	7.40	3.36%

Lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Amount
Three Months Ending December 31, 2019	$4,070
2020	10,520
2021	9,828
2022	7,578
2023	5,450
Beyond 2023	23,248
Total lease payments	60,693
Less: interest	8,682
Present value of lease payments	$52,011

As of September 30, 2019, additional operating leases, primarily retail and corporate offices, that have not yet commenced total $16 million. These operating leases will commence between January 2020 and July 2023 with lease terms of 3 years to 6 years.

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
Performance Summary

•
Average loans of $23.2 billion increased $548 million, or 2%, compared to the first nine months of 2018. Average deposits of $24.9 billion increased $947 million, or 4%, from the first nine months of 2018. For 2019, the Corporation expects net loan growth of less than 3% and to maintain a loan-to-deposit ratio under 100%.

•
Net interest income of $636 million decreased $20 million, or 3%, from the first nine months of 2018. Net interest margin was 2.86% compared to 2.95% for the first nine months of 2018, primarily due to lower prepayments and accretion related to the Bank Mutual acquisition. The decrease was additionally driven by compression in LIBOR rates outpacing reductions in funding costs. For the remainder of 2019, the Corporation expected one Federal funds rate cut in the fourth quarter of 2019, which occurred on October 30, 2019. The Corporation expects the full year net interest margin to be approximately 2.84%.

•	Provision for credit losses was $16 million, compared to provision of negative $1 million for the first nine months of 2018.

•	Noninterest income of $288 million was up $16 million, or 6%, from the first nine months of 2018.

•
Noninterest expense of $590 million was down $38 million, or 6%, from the first nine months of 2018, driven by a $24 million reduction in acquisition related costs. For 2019, the Corporation expects full year noninterest expense to be approximately $790 million to $795 million, including approximately $3 million of expected restructuring costs.

Table 1 Summary Results of Operations: Trends

($ in Thousands, except per share data)	YTD 2019	YTD 2018	3Q19	2Q19	1Q19	4Q18	3Q18
Net income	$254,686	$244,578	$83,339	$84,661	$86,686	$88,985	$85,929
Net income available to common equity	243,285	237,501	79,539	80,860	82,885	85,278	83,521
Earnings per common share - basic	1.49	1.40	0.50	0.49	0.50	0.52	0.49
Earnings per common share - diluted	1.48	1.38	0.49	0.49	0.50	0.51	0.48
Effective tax rate	19.67%	18.34%	20.09%	18.34%	20.53%	21.83%	20.64%

Back to table of contents

Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Nine Months Ended September 30,
	2019			2018
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$8,500,475	$299,621	4.71%	$7,652,096	$252,727	4.42%
Commercial real estate lending	5,135,447	196,005	5.10%	5,508,720	201,573	4.89%
Total commercial	13,635,922	495,626	4.86%	13,160,815	454,300	4.61%
Residential mortgage	8,360,481	215,329	3.43%	8,259,305	208,656	3.37%
Retail	1,240,793	58,517	6.29%	1,269,050	54,623	5.74%
Total loans	23,237,195	769,472	4.42%	22,689,170	717,579	4.22%
Investment securities
Taxable	4,507,586	79,248	2.34%	5,460,873	90,622	2.21%
Tax-exempt(a)	1,902,768	53,687	3.76%	1,480,426	40,173	3.62%
Other short-term investments	523,010	13,086	3.34%	430,468	9,366	2.91%
Investments and other	6,933,364	146,022	2.80%	7,371,767	140,161	2.54%
Total earning assets	30,170,560	$915,493	4.05%	30,060,938	$857,740	3.81%
Other assets, net (d)	3,167,352			2,941,853
Total assets	$33,337,911			$33,002,790
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$2,347,428	$5,000	0.28%	$1,839,801	$739	0.05%
Interest-bearing demand	5,061,561	45,284	1.20%	4,744,503	30,904	0.87%
Money market	7,144,999	60,509	1.13%	7,318,400	38,042	0.69%
Network transaction deposits	2,003,179	36,228	2.42%	2,168,209	28,308	1.75%
Time deposits	3,257,930	44,388	1.82%	2,753,832	23,966	1.16%
Total interest-bearing deposits	19,815,097	191,408	1.29%	18,824,746	121,959	0.87%
Federal funds purchased and securities sold under agreements to repurchase	124,428	1,058	1.14%	255,371	1,564	0.82%
Commercial paper	33,610	121	0.48%	60,979	150	0.33%
FHLB advances	3,172,606	53,194	2.24%	4,078,588	53,720	1.76%
Long-term funding	796,165	22,188	3.72%	550,888	15,183	3.67%
Total short and long-term funding	4,126,810	76,560	2.48%	4,945,826	70,617	1.91%
Total interest-bearing liabilities	23,941,907	$267,969	1.50%	23,770,572	$192,576	1.08%
Noninterest-bearing demand deposits	5,133,573			5,176,858
Other liabilities (d)	404,941			381,237
Stockholders’ equity	3,857,490			3,674,125
Total liabilities and stockholders’ equity	$33,337,911			$33,002,790
Interest rate spread			2.55%			2.73%
Net free funds			0.31%			0.22%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$647,525	2.86%		$665,164	2.95%
Fully tax-equivalent adjustment		11,993			9,539
Net interest income		$635,532			$655,625
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. Adoption of this change was voluntary and has been adopted retrospectively with all prior periods presented herein revised.

Table 2 Net Interest Income Analysis (continued)

	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$8,502,268	$96,327	4.49%	$8,621,609	$103,029	4.79%	$7,938,739	$91,250	4.56%
Commercial real estate lending	5,157,031	64,058	4.92%	5,130,954	66,522	5.19%	5,420,680	68,020	4.98%
Total commercial	13,659,299	160,386	4.66%	13,752,563	169,551	4.94%	13,359,419	159,270	4.73%
Residential mortgage	8,337,230	68,656	3.29%	8,378,082	72,692	3.47%	8,333,303	71,926	3.45%
Retail	1,255,540	20,066	6.38%	1,223,726	19,095	6.25%	1,280,996	18,859	5.87%
Total loans	23,252,068	249,108	4.26%	23,354,371	261,338	4.48%	22,973,717	250,055	4.33%
Investment securities
Taxable	4,032,027	23,485	2.33%	4,523,260	26,710	2.36%	5,290,859	29,895	2.26%
Tax-exempt(a)	1,918,661	18,114	3.78%	1,943,485	18,304	3.77%	1,627,715	14,973	3.68%
Other short-term investments	619,334	4,865	3.12%	479,590	3,995	3.34%	582,578	4,036	2.75%
Investments and other	6,570,022	46,464	2.81%	6,946,335	49,009	2.81%	7,501,152	48,905	2.61%
Total earning assets	29,822,090	$295,572	3.94%	30,300,707	$310,347	4.10%	30,474,870	$298,959	3.91%
Other assets, net(d)	3,331,910			3,138,111			3,005,120
Total assets	$33,154,000			$33,438,818			$33,479,990
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$2,618,188	$2,164	0.33%	$2,319,556	$1,686	0.29%	$1,901,960	$327	0.07%
Interest-bearing demand	5,452,674	16,055	1.17%	4,984,511	15,309	1.23%	4,988,694	13,169	1.05%
Money market	6,933,230	18,839	1.08%	7,118,594	20,883	1.18%	7,546,059	16,212	0.85%
Network transaction deposits	1,764,961	10,147	2.28%	2,024,604	12,456	2.47%	1,969,915	10,027	2.02%
Time deposits	3,107,670	14,381	1.84%	3,544,317	16,717	1.89%	2,978,314	10,382	1.38%
Total interest-bearing deposits	19,876,723	61,585	1.23%	19,991,581	67,050	1.35%	19,384,942	50,116	1.03%
Federal funds purchased and securities sold under agreements to repurchase	81,285	145	0.71%	115,694	286	0.99%	231,308	504	0.86%
Commercial paper	28,721	33	0.45%	30,612	37	0.49%	43,911	38	0.35%
FHLB advances	2,716,946	15,896	2.32%	3,171,353	17,744	2.24%	3,690,687	19,318	2.08%
Long-term funding	796,561	7,396	3.71%	796,169	7,396	3.72%	656,055	6,095	3.72%
Total short and long-term funding	3,623,513	23,469	2.58%	4,113,829	25,463	2.48%	4,621,961	25,956	2.23%
Total interest-bearing liabilities	23,500,235	$85,054	1.44%	24,105,410	$92,513	1.54%	24,006,903	$76,072	1.26%
Noninterest-bearing demand deposits	5,324,481			5,089,928			5,310,977
Other liabilities(d)	425,810			390,585			400,570
Stockholders’ equity	3,903,474			3,852,894			3,761,541
Total liabilities and stockholders’ equity	$33,154,000			$33,438,818			$33,479,990
Interest rate spread			2.50%			2.56%			2.65%
Net free funds			0.31%			0.31%			0.27%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$210,517	2.81%		$217,834	2.87%		$222,887	2.92%
Fully tax-equivalent adjustment		4,152			4,215			3,496
Net interest income		$206,365			$213,619			$219,392
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. Adoption of this change was voluntary and has been adopted retrospectively with all prior periods presented herein revised.

Notable Contributions to the Change in Net Interest Income

•
Net interest income in the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $636 million for the first nine months of 2019 compared to $656 million for the first nine months of 2018. The decrease was primarily due to lower prepayments and accretion related to the Bank Mutual acquisition. The decrease was additionally driven by compression in LIBOR rates outpacing reductions in funding costs. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.

•
Fully tax-equivalent net interest income of $648 million for the first nine months of 2019 was $18 million, or 3%, lower than the first nine months of 2018. The net interest margin for the first nine months of 2019 was 2.86%, compared to 2.95% for the first nine months of 2018. The decrease was attributable to higher prepayments and accretion related to the Bank Mutual acquisition during the first nine months of 2018.

•
Accreted income from the acquired Bank Mutual and Huntington loan portfolios contributed $5 million to net interest income for the first nine months of 2019 compared to $21 million of Bank Mutual accretion for the first nine months of 2018, of which approximately $8 million of the accreted income was from loan prepayments and other adjustments.

•
Average earning assets of $30.2 billion for the first nine months of 2019 were $110 million higher than the first nine months of 2018. Average loans of $23.2 billion for the first nine months of 2019 increased $548 million, or 2%, from the first nine months of 2018, primarily due to a $475 million, or 4%, increase in commercial loans, while taxable and tax-exempt investments decreased $531 million, or 8%, as the Corporation used its investment portfolio as a source of funds seeking to reposition its balance sheet for a declining rate environment.

•
Average interest-bearing liabilities of $23.9 billion for the first nine months of 2019 were up $171 million, or 1%, versus the first nine months of 2018. On average, interest-bearing deposits increased $990 million, or 5%, primarily driven by increases in time and savings deposits. Long-term funding increased $245 million, primarily due to the issuance of $300 million of senior bank notes in August 2018. FHLB Advances decreased $906 million, or 22%, from the first nine months of 2018.

•
The cost of interest-bearing liabilities was 1.50% for the first nine months of 2019, which was 42 bp higher than the first nine months of 2018. The increase was primarily due to a 42 bp increase in the cost of average interest-bearing deposits to 1.29% and a 48 bp increase in the cost of FHLB advances to 2.24%, both primarily due to the Federal funds rate increases in 2018.

•
The Federal Reserve lowered the Federal Fund target interest rate twice, totaling 50 bp, during the third quarter of 2019 to a range of 1.75% to 2.00%, compared to a range of 2.00% to 2.25% at the end of the third quarter of 2018. The Federal Reserve will continue to monitor the implications of information for the economic outlook as it assesses the appropriate path of the target rate for the Federal funds rate. The timing and magnitude of any such future rate changes are uncertain and will depend on domestic and global economic conditions.

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

•
The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) for the nine months ended September 30, 2019 was $16 million, compared to negative $1 million for the nine months ended September 30, 2018.

•
Net charge offs were $41 million, or 0.24%, of average loans on an annualized basis, for the nine months ended September 30, 2019, compared to $30 million, or 0.18%, of average loans on an annualized basis, for the nine months ended September 30, 2018.

•	The ratio of the allowance for loan losses to total loans was 0.94% at September 30, 2019 and 1.03% at September 30, 2018.
Noninterest Income
Table 3 Noninterest Income

									3Q19 Change vs
($ in Thousands)	YTD 3Q19	YTD 3Q18	YTD % Change	3Q19	2Q19	1Q19	4Q18	3Q18	2Q19	3Q18
Insurance commissions and fees	$69,403	$68,279	2%	$20,954	$22,985	$25,464	$21,232	$21,636	(9)%	(3)%
Wealth management fees(a)	61,885	62,198	(1)%	21,015	20,691	20,180	20,364	21,224	2%	(1)%
Service charges and deposit account fees	47,102	49,714	(5)%	16,561	15,426	15,115	16,361	16,904	7%	(2)%
Card-based fees	29,848	29,341	2%	10,456	10,131	9,261	10,316	9,783	3%	7%
Other fee-based revenue	14,246	12,559	13%	5,085	5,178	3,983	5,260	4,307	(2)%	18%
Total fee-based revenue	222,485	222,091	—%	74,071	74,411	74,003	73,533	73,854	—%	—%
Capital markets, net	12,215	15,189	(20)%	4,300	4,726	3,189	4,931	5,099	(9)%	(16)%
Mortgage banking income	34,045	23,114	47%	14,273	12,246	7,526	5,846	6,444	17%	121%
Mortgage servicing rights expense	8,926	6,474	38%	3,333	2,779	2,814	2,575	2,432	20%	37%
Mortgage banking, net	25,118	16,640	51%	10,940	9,466	4,712	3,271	4,012	16%	173%
Bank and corporate owned life insurance	11,482	10,705	7%	4,337	3,352	3,792	3,247	3,540	29%	23%
Other	8,344	7,529	11%	2,537	2,547	3,260	1,522	2,802	—%	(9)%
Subtotal	279,644	272,154	3%	96,185	94,504	88,956	86,504	89,307	2%	8%
Asset gains (losses), net(b)	2,316	1,353	71%	877	871	567	(2,456)	(1,037)	1%	N/M
Investment securities gains(losses), net	5,931	(1,985)	N/M	3,788	463	1,680	—	30	N/M	N/M
Total noninterest income	$287,890	$271,522	6%	$100,850	$95,837	$91,202	$84,046	$88,300	5%	14%
Mortgage loans originated for sale during period	$824,289	$847,619	(3)%	$365,108	$296,660	$162,521	$244,700	$331,334	23%	10%
Mortgage loan settlements during period	$1,048,729	$826,929	27%	$616,630	$272,257	$159,842	$304,723	$344,849	126%	79%
Assets under management, at market value(c)	$11,604	$11,206	4%	$11,604	$11,475	$11,192	$10,291	$11,206	1%	4%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) 2Q19 and YTD 3Q19 include less than $1 million of Huntington related asset losses; 3Q18 and YTD 3Q18 include approximately $1 million and $2 million of Bank Mutual acquisition related asset losses net of asset gains, respectively.
(c) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income

•
Mortgage banking, net was $25 million, up $8 million, or 51%, from the first nine months of 2018, driven by higher mortgage banking revenues due to increased settlements and gain on sale resulting from the portfolio mortgage sale that occurred during the third quarter of 2019.

•
Investment securities gains (losses), net was up $8 million from the first nine months of 2018, driven by gains on sales of securities during the first nine months of 2019 as part of the ongoing portfolio restructuring and deleveraging strategy.

•	Capital markets, net was down $3 million, or 20%, from the first nine months of 2018, primarily driven by unfavorable credit valuation adjustments.

•
Service charges and deposit account fees decreased $3 million, or 5%, from the first nine months of 2018, primarily driven by decreases in service charges on business accounts resulting from higher earnings credit rates on certain deposit accounts.

Noninterest Expense
Table 4 Noninterest Expense

									3Q19 Change vs
($ in Thousands)	YTD 3Q19	YTD 3Q18	YTD % Change	3Q19	2Q19	1Q19	4Q18	3Q18	2Q19	3Q18
Personnel	$366,449	$366,141	—%	$123,170	$123,228	$120,050	$116,535	$124,476	—%	(1)%
Technology	59,698	54,730	9%	20,572	20,114	19,012	17,944	17,563	2%	17%
Occupancy	45,466	44,947	1%	15,164	13,830	16,472	14,174	14,519	10%	4%
Business development and advertising	21,284	21,973	(3)%	7,991	6,658	6,636	8,950	8,213	20%	(3)%
Equipment	17,580	17,347	1%	6,335	5,577	5,668	5,897	5,838	14%	9%
Legal and professional	14,342	17,173	(16)%	5,724	4,668	3,951	5,888	5,476	23%	5%
Loan and foreclosure costs	5,599	5,844	(4)%	1,638	1,814	2,146	1,566	2,439	(10)%	(33)%
FDIC assessment	12,250	24,250	(49)%	4,000	4,500	3,750	5,750	7,750	(11)%	(48)%
Other intangible amortization	7,237	5,926	22%	2,686	2,324	2,226	2,233	2,233	16%	20%
Acquisition related costs(a)	5,995	29,983	(80)%	1,629	3,734	632	(981)	2,271	(56)%	(28)%
Other	34,479	40,323	(14)%	12,021	11,331	11,128	15,207	13,634	6%	(12)%
Total noninterest expense	$590,380	$628,636	(6)%	$200,930	$197,779	$191,671	$193,163	$204,413	2%	(2)%
Personnel expense to total noninterest expense	62%	58%		61%	62%	63%	60%	61%
Average full-time equivalent employees(b)	4,703	4,712		4,782	4,666	4,660	4,659	4,707
N/M = Not Meaningful
(a) Includes Bank Mutual, Huntington branch, and First Staunton acquisition related costs only
(b) Average full-time equivalent employees without overtime

Notable Contributions to the Change in Noninterest Expense

•
Acquisition costs decreased $24 million, or 80%, from the first nine months of 2018, due to higher Bank Mutual acquisition related costs in 2018 compared to Huntington branch and First Staunton acquisition related costs in 2019.

•	FDIC assessment expenses decreased $12 million, or 49%, from the first nine months of 2018, driven by the removal of the FDIC surcharge assessment in late 2018.
Income Taxes

The Corporation recognized income tax expense of $62 million for the nine months ended September 30, 2019, compared to income tax expense of $55 million for the nine months ended September 30, 2018. The Corporation's effective tax rate was 19.67% for the first nine months of 2019, compared to an effective tax rate of 18.34% for the first nine months of 2018. The lower effective tax rate and income tax expense during the first nine months of 2018 was primarily due to greater one-time tax benefits from the implementation of tax planning strategies related to the Tax Act, partially offset by an unfavorable ruling in the Corporation's case before the Minnesota Supreme Court.

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

Balance Sheet Analysis

•	At September 30, 2019, total assets were $32.6 billion, down $1.0 billion, or 3%, from December 31, 2018 and down $831 million, or 2%, from September 30, 2018.

•
At September 30, 2019, Federal funds sold were $100,000, down $148 million from December 31, 2018 and down $24 million from September 30, 2018. At December 31, 2018 and September 30, 2018, the Corporation had excess funds that could not pay down alternative borrowings and therefore the funds were invested in the Federal funds sold market.

•
Investment securities at September 30, 2019 were $5.7 billion, down $1.0 billion, or 16%, from December 31, 2018 and down $1.1 billion, or 16%, from September 30, 2018, as the Corporation used its investment portfolio as a source of funds during the second and third quarters of 2019 and sought to reposition its investments for the declining interest rate environment.

•
Loans of $22.8 billion at September 30, 2019 were down $186 million, or 1%, from December 31, 2018 and were down $112 million from September 30, 2018. On June 14, 2019, the Corporation added $116 million in loans from the Huntington branch acquisition. During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages as well as $33 million of nonaccrual and performing restructured loans.

•
At September 30, 2019, total deposits of $24.4 billion were down $475 million, or 2%, from December 31, 2018 and were down $409 million, or 2%, from September 30, 2018. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits. See section Deposits and Customer Funding for additional information on deposits.

•
FHLB advances were $2.9 billion at September 30, 2019, down $697 million, or 19%, from December 31, 2018 and were down $455 million, or 14%, from September 30, 2018, primarily driven by a shift in the Corporation's funding mix towards deposit funding where the Corporation used the proceeds to pay down higher cost wholesale funding, brokered CDs, and network deposits.

Loans
Table 5 Period End Loan Composition

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$7,495,623	33%	$7,579,384	33%	$7,587,597	33%	$7,398,044	32%	$7,159,941	31%
Commercial real estate — owner occupied	915,524	4%	942,811	4%	932,393	4%	920,443	4%	867,682	4%
Commercial and business lending	8,411,147	37%	8,522,194	37%	8,519,990	37%	8,318,487	36%	8,027,622	35%
Commercial real estate — investor	3,803,277	17%	3,779,201	16%	3,809,253	16%	3,751,554	16%	3,924,499	17%
Real estate construction	1,356,508	6%	1,394,815	6%	1,273,782	6%	1,335,031	6%	1,416,209	6%
Commercial real estate lending	5,159,784	23%	5,174,016	22%	5,083,035	22%	5,086,585	22%	5,340,708	23%
Total commercial	13,570,932	60%	13,696,210	59%	13,603,025	59%	13,405,072	58%	13,368,330	58%
Residential mortgage	7,954,801	35%	8,277,479	36%	8,323,846	36%	8,277,712	36%	8,227,649	36%
Home Equity	879,642	4%	916,213	4%	868,886	4%	894,473	4%	901,275	4%
Other consumer	349,335	2%	360,065	2%	352,602	2%	363,171	2%	369,858	2%
Total consumer	9,183,778	40%	9,553,757	41%	9,545,333	41%	9,535,357	42%	9,498,782	42%
Total loans(a)	$22,754,710	100%	$23,249,967	100%	$23,148,359	100%	$22,940,429	100%	$22,867,112	100%
(a) During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages as well as $33 million of nonaccrual and performing restructured loans.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2018 and the first nine months of 2019. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of September 30, 2019 are summarized in the following table.

Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
Commercial and industrial	$6,902,727	$469,277	$123,618	$7,495,623	33%
Commercial real estate — owner occupied	490,566	249,879	175,080	915,524	4%
Commercial real estate — investor	3,314,443	381,404	107,429	3,803,277	17%
Real estate construction	1,293,454	60,072	2,982	1,356,508	6%
Residential Mortgage - Adjustable(b)	647,492	2,784,313	1,157,433	4,589,239	20%
Residential Mortgage - Fixed	67,760	61,055	3,236,746	3,365,562	15%
Home Equity	33,818	103,785	742,039	879,642	4%
Other Consumer	158,105	49,967	141,264	349,335	2%
Total Loans	$12,908,366	$4,159,752	$5,686,592	$22,754,710	100%
Fixed rate	$5,510,899	$1,033,509	$3,746,068	$10,290,477	45%
Floating or adjustable rate	7,397,466	3,126,242	1,940,524	12,464,233	55%
Total	$12,908,366	$4,159,752	$5,686,592	$22,754,710	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.

At September 30, 2019, $18.0 billion, or 79%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2019, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

September 30, 2019	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	8%	21%
Power and Utilities	6%	16%
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
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At September 30, 2019, the oil and gas portfolio was comprised of 44 credits, totaling $582 million of outstanding balances which represents less than 3% of total loans. The decrease in balances from March 31, 2019 continue to be driven by a purposeful reduction in exposure to the Corporation's higher-leveraged borrowers which is substantially complete.
The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are first lien, reserve-based, and borrowing base dependent lines of credit. The portfolio is diversified across all major U.S. geographic basins and is diversified by product line with approximately 61% in oil and 39% in gas at September 30, 2019. Borrowing base re-determinations for the portfolio are generally completed twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 8 Oil and Gas Loan Portfolio

($ in Millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Total oil and gas related loans	$582	$657	$754	$747	$731
Quarter net charge offs/(recoveries)	21	10	4	(3)	9
Oil and gas related allowance	21	25	11	12	10
Oil and gas related allowance ratio	3.7%	3.8%	1.5%	1.6%	1.4%
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 9 Largest Commercial Real Estate Investor Property Type Exposures

September 30, 2019	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	6%	33%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2019. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years.
The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its consolidated balance sheets. During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages and $30 million in nonaccrual and performing restructured loans as part of the Corporation's deleveraging strategy which enabled the Corporation to pay down higher cost funding. The sale also reduced interest rate risk by lowering the Corporation's asset sensitivity and freed up capital in advance of the adoption of CECL in the first quarter of 2020. See section Loans for additional information on loans.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original cumulative LTV against the property securing the loan.  Currently, the Corporation's policy sets the maximum acceptable LTV at 90% and the minimum acceptable FICO at 670.  The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance.  The Corporation has significantly curtailed its offerings of fixed-rate, closed-end home equity loans.  The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. During the third quarter of 2019, the Corporation sold approximately $3 million of home equity nonaccrual and performing restructured loans as part of the Corporation's deleveraging strategy which enabled the Corporation to pay down higher cost funding. The sale also reduced interest rate risk by lowering the Corporation's asset sensitivity and freed up capital in advance of the adoption of CECL in the first quarter of 2020. See section Loans for additional information on loans.

Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $142 million and $162 million of student loans at September 30, 2019 and December 31, 2018, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 10 provides detailed information regarding nonperforming assets, which include nonaccrual loans, OREO, and other nonperforming assets:
Table 10 Nonperforming Assets

($ in Thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Nonperforming assets
Commercial and industrial	$56,536	$84,151	$73,379	$41,021	$50,146
Commercial real estate — owner occupied	68	571	890	3,957	4,779
Commercial and business lending	56,604	84,722	74,269	44,978	54,925
Commercial real estate — investor	4,800	1,485	776	1,952	19,725
Real estate construction	542	427	739	979	1,154
Commercial real estate lending	5,342	1,912	1,516	2,931	20,879
Total commercial	61,946	86,634	75,784	47,909	75,804
Residential mortgage	57,056	68,166	67,323	67,574	65,896
Home equity	9,828	11,835	12,300	12,339	12,324
Other consumer	109	72	149	79	68
Total consumer	66,993	80,073	79,772	79,992	78,288
Total nonaccrual loans(a)	128,939	166,707	155,556	127,901	154,092
Commercial real estate owned	3,603	3,314	3,434	4,047	4,680
Residential real estate owned	4,791	3,508	3,740	2,963	3,630
Bank properties real estate owned	11,230	11,533	5,112	4,974	17,343
OREO	19,625	18,355	12,286	11,984	25,653
Other nonperforming assets	6,004	—	—	—	6,379
Total nonperforming assets	$154,568	$185,062	$167,843	$139,885	$186,124
Accruing loans past due 90 days or more
Commercial	$266	$293	$287	$311	$319
Consumer	1,720	1,795	1,931	1,853	1,856
Total accruing loans past due 90 days or more	$1,986	$2,088	$2,218	$2,165	$2,175
Restructured loans (accruing)
Commercial	$17,842	$19,367	$19,480	$28,668	$43,199
Consumer	6,487	26,114	27,068	24,595	25,955
Total restructured loans (accruing)(a)	$24,329	$45,481	$46,548	$53,263	$69,154
Nonaccrual restructured loans (included in nonaccrual loans)(a)	$16,293	$24,332	$24,172	$26,292	$33,757
Ratios
Nonaccrual loans to total loans	0.57%	0.72%	0.67%	0.56%	0.67%
NPAs to total loans plus OREO	0.68%	0.80%	0.72%	0.61%	0.81%
NPAs to total assets	0.47%	0.56%	0.50%	0.42%	0.56%
Allowance for loan losses to nonaccrual loans	166.30%	140.16%	151.12%	186.10%	153.32%

Table 10 Nonperforming Assets (continued)

($ in Thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Accruing loans 30-89 days past due
Commercial and industrial	$426	$4,909	$3,295	$525	$5,732
Commercial real estate — owner occupied	2,646	2,018	6,066	2,699	6,126
Commercial and business lending	3,073	6,926	9,361	3,224	11,858
Commercial real estate — investor	636	1,382	1,090	3,767	373
Real estate construction	595	151	6,773	330	517
Commercial real estate lending	1,232	1,532	7,863	4,097	890
Total commercial	4,304	8,459	17,224	7,321	12,748
Residential mortgage	8,063	9,756	13,274	9,706	8,899
Home equity	4,798	5,827	6,363	6,049	8,080
Other consumer	2,203	1,838	2,364	2,269	1,979
Total consumer	15,063	17,422	22,001	18,024	18,958
Total accruing loans 30-89 days past due(a)	$19,367	$25,881	$39,225	$25,345	$31,706
Potential problem loans
Commercial and industrial	$59,427	$58,658	$111,772	$116,578	$144,468
Commercial real estate — owner occupied	22,624	24,237	48,929	55,964	32,526
Commercial and business lending	82,051	82,895	160,701	172,542	176,994
Commercial real estate — investor	49,353	77,766	70,613	67,481	49,842
Real estate construction	544	3,166	4,600	3,834	3,392
Commercial real estate lending	49,897	80,932	75,213	71,315	53,234
Total commercial	131,948	163,828	235,914	243,856	230,228
Residential mortgage	1,242	1,983	5,351	5,975	6,073
Home equity	—	32	91	103	148
Total consumer	1,242	2,014	5,443	6,078	6,221
Total potential problem loans	$133,189	$165,842	$241,357	$249,935	$236,449
(a) During the third quarter of 2019, the Corporation sold $33 million of residential mortgages and home equity loans, of which $21 million were performing restructured loans, $12 million were nonaccrual loans, and approximately $200,000 were accruing loans 30-89 days past due. Of the $12 million nonaccrual loans, $7 million were restructured loans.
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7 Loans of the notes to consolidated financial statements for additional nonaccrual loan disclosures. See also sections Credit Risk and Allowance for Credit Losses. During the third quarter of 2019, the Corporation sold $12 million of nonaccrual loans, of which $11 million were residential mortgage loans and $1 million were home equity loans, as part of the Corporation's deleveraging strategy which enabled the Corporation to pay down higher cost funding. The sale also reduced interest rate risk by lowering the Corporation's asset sensitivity and freed up capital in advance of the adoption of CECL in the first quarter of 2020.
Accruing loans past due 90 days or more: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.
Restructured loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 7 Loans of the notes to consolidated financial statements for additional restructured loans disclosures. During the third quarter of 2019, the Corporation sold $21 million of performing restructured loans, of which $18 million were residential mortgage loans and $3 million were home equity loans, as part of the Corporation's deleveraging strategy which enabled the Corporation to pay down higher cost funding. The sale also reduced interest rate risk by lowering the Corporation's asset sensitivity and freed up capital in advance of the adoption of CECL in the first quarter of 2020.
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

OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation’s risk of loss. OREO properties increased $8 million, or 64%, from December 31, 2018, primarily driven by the pending disposition of recently consolidated Huntington branches, but decreased $6 million, or 23%, from September 30, 2018, primarily driven by the Bank Mutual branch dispositions during the fourth quarter of 2018.
Other nonperforming assets: During the third quarter of 2019, the Bank accepted a partial settlement of a debt by receiving units of ownership interest in an oil and gas limited liability company. The asset balance as of September 30, 2018 represents the Bank's ownership interest in a profit participation agreement in an entity created to own certain oil and gas assets obtained as a result of bankruptcy and liquidation of a borrower in partial satisfaction of their loan.
Allowance for Credit Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and the minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled Credit Risk. See Note 7 Loans of the notes to consolidated financial statements for additional disclosures on the allowance for credit losses.
To assess the appropriateness of the allowance for loan losses, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular segment. Therefore, management considers the allowance for loan losses a critical accounting policy, see section Critical Accounting Policies in the Corporation’s 2018 Annual Report on Form 10-K for additional information on the allowance for loan losses. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding nonperforming assets, and Table 11 and Table 12 provide additional information regarding activity in the allowance for loan losses.
The methodology used for the allocation of the allowance for loan losses at September 30, 2019 and December 31, 2018 was generally comparable. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors by loan segment. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates allowance for loan losses to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses

	YTD
($ in Thousands)	September 30, 2019	September 30, 2018	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Allowance for Loan Losses
Balance at beginning of period	$238,023	$265,880	$233,659	$235,081	$238,023	$236,250	$252,601
Provision for loan losses	17,500	500	1,000	12,000	4,500	2,000	(4,000)
Charge offs	(57,560)	(44,385)	(26,313)	(15,761)	(15,486)	(6,151)	(17,304)
Recoveries	16,462	14,255	6,079	2,339	8,044	5,923	4,953
Net (charge offs) recoveries	(41,098)	(30,130)	(20,234)	(13,421)	(7,442)	(228)	(12,351)
Balance at end of period	$214,425	$236,250	$214,425	$233,659	$235,081	$238,023	$236,250
Allowance for Unfunded Commitments
Balance at beginning of period	$24,336	$24,400	$21,907	$25,836	$24,336	$25,336	$26,336
Provision for unfunded commitments	(1,500)	(1,500)	1,000	(4,000)	1,500	(1,000)	(1,000)
Amount recorded at acquisition	70	2,436	—	70	—	—	—
Balance at end of period	$22,907	$25,336	$22,907	$21,907	$25,836	$24,336	$25,336
Allowance for credit losses(a)	$237,331	$261,586	$237,331	$255,566	$260,917	$262,359	$261,586
Provision for credit losses(b)	16,000	(1,000)	2,000	8,000	6,000	1,000	(5,000)
Net loan (charge offs) recoveries
Commercial and industrial	$(39,523)	$(20,098)	$(19,918)	$(12,177)	$(7,428)	$2,974	$(6,893)
Commercial real estate — owner occupied	2,573	(1,007)	1,483	(104)	1,193	282	(252)
Commercial and business lending	(36,950)	(21,105)	(18,435)	(12,281)	(6,235)	3,256	(7,145)
Commercial real estate — investor	31	(5,139)	(3)	3	31	(2,107)	(3,958)
Real estate construction	170	42	20	151	—	106	(195)
Commercial real estate lending	202	(5,097)	17	153	31	(2,001)	(4,153)
Total commercial	(36,749)	(26,202)	(18,418)	(12,127)	(6,203)	1,255	(11,298)
Residential mortgage	(1,215)	(261)	(393)	(365)	(457)	(94)	5
Home equity	273	(337)	(275)	239	309	(270)	200
Other consumer	(3,407)	(3,330)	(1,148)	(1,169)	(1,090)	(1,118)	(1,258)
Total consumer	(4,349)	(3,928)	(1,816)	(1,294)	(1,239)	(1,482)	(1,053)
Total net (charge offs) recoveries	$(41,098)	$(30,130)	$(20,234)	$(13,421)	$(7,442)	$(228)	$(12,351)
Ratios
Allowance for loan losses to total loans	0.94%	1.03%	0.94%	1.00%	1.02%	1.04%	1.03%
Allowance for loan losses to net charge offs (annualized)	3.9x	5.9x	2.7x	4.3x	7.8x	263.1x	4.8x
(a) Includes the allowance for loan losses and the allowance for unfunded commitments.
(b) Includes the provision for loan losses and the provision for unfunded commitments.

Table 12 Annualized net (charge offs) recoveries(a)

	YTD
(In basis points)	September 30, 2019	September 30, 2018	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Net loan (charge offs) recoveries
Commercial and industrial	(70)	(39)	(104)	(64)	(40)	16	(39)
Commercial real estate — owner occupied	37	(16)	63	(4)	53	13	(11)
Commercial and business lending	(58)	(37)	(86)	(57)	(30)	16	(36)
Commercial real estate — investor	—	(17)	—	—	—	(22)	(40)
Real estate construction	2	—	1	5	—	3	(5)
Commercial real estate lending	1	(12)	—	1	—	(15)	(30)
Total commercial	(36)	(27)	(53)	(35)	(19)	4	(34)
Residential mortgage	(2)	—	(2)	(2)	(2)	—	—
Home equity	4	(5)	(12)	11	14	(12)	9
Other consumer	(128)	(118)	(129)	(132)	(123)	(121)	(133)
Total consumer	(6)	(6)	(8)	(5)	(5)	(6)	(4)
Total net (charge offs) recoveries	(24)	(18)	(35)	(23)	(13)	—	(21)
(a) Annualized ratio of net charge offs to average loans by loan type.

Notable Contributions to the Change in the Allowance for Credit Losses

•
Total loans decreased $186 million, or 1%, from December 31, 2018 and decreased $112 million, or less than 1%, from September 30, 2018. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•
Potential problem loans decreased $117 million, or 47%, from December 31, 2018 and decreased $103 million, or 44%, from September 30, 2018 primarily due to non-oil and gas related payoffs. See Table 10 for additional information on the changes in potential problem loans.

•
Total nonaccrual loans increased $1 million, or 1%, from December 31, 2018, but decreased $25 million, or 16%, from September 30, 2018 primarily driven by the Corporation's sale of $12 million of nonaccrual loans during the third quarter of 2019 as part of the Corporation's deleveraging strategy. See Note 7 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•
Year-to-date net charge offs increased $11 million, or 36%, from the comparable period last year, primarily due to the charge offs of oil and gas related credits. See Table 11 and Table 12 for additional information regarding the activity in the allowance for loan losses.

•
The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $21 million at September 30, 2019, compared to $12 million at December 31, 2018 and $10 million at September 30, 2018. See Oil and gas lending within the Credit Risk section for additional disclosure.

Management believes the level of allowance for loan losses to be appropriate at September 30, 2019.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	September 30, 2019		June 30, 2019		March 31, 2019		December 31, 2018		September 30, 2018
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,503,223	23%	$5,354,987	21%	$5,334,154	21%	$5,698,530	23%	$5,421,270	22%
Savings	2,643,950	11%	2,591,173	10%	2,215,857	9%	2,012,841	8%	1,937,006	8%
Interest-bearing demand	5,434,955	22%	6,269,035	25%	5,226,362	20%	5,336,952	21%	5,096,998	21%
Money market	7,930,676	32%	7,691,775	30%	9,005,018	35%	9,033,669	36%	9,087,587	37%
Brokered CDs	16,266	—%	77,543	—%	387,459	2%	192,234	1%	235,711	1%
Other time	2,893,493	12%	3,289,709	13%	3,364,206	13%	2,623,167	11%	3,053,041	12%
Total deposits	$24,422,562	100%	$25,274,222	100%	$25,533,057	100%	$24,897,393	100%	$24,831,612	100%
Customer funding(a)	108,369		104,973		146,027		137,364		184,269
Total deposits and customer funding	$24,530,932		$25,379,195		$25,679,083		$25,034,757		$25,015,882
Network transaction deposits(b)	$1,527,910		$1,805,141		$2,204,204		$2,276,296		$1,852,863
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$22,986,756		$23,496,510		$23,087,421		$22,566,227		$22,927,308
Time deposits of more than $250,000	$1,074,990		$1,433,516		$1,634,965		$924,332		$1,350,256
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•	Deposits are the Corporation’s largest source of funds.

•
Total deposits decreased $475 million, or 2%, from December 31, 2018 and decreased $409 million, or 2%, from September 30, 2018. On June 14, 2019, the Corporation assumed $725 million in deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits.

•	Savings accounts increased $631 million, or 31%, from December 31, 2018 and increased $707 million, or 36%, from September 30, 2018, primarily due to the addition of a premium savings deposit product.

•
Money market deposits decreased $1.1 billion, or 12%, from December 31, 2018 and decreased $1.2 billion, or 13%, from September 30, 2018, primarily due to the reduction in higher cost network deposits.

•	Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts comprised 88% of the Corporation's total deposits at September 30, 2019.

•
Included in the above amounts were $1.5 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 6% of the Corporation's total deposits at September 30, 2019. Network deposits decreased $748 million, or 33%, from December 31, 2018 and decreased $325 million, or 18%, from September 30, 2018.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2019, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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

•
The Bank pledges eligible loans to both the Federal Reserve Bank and the FHLB as collateral to establish lines of credit and borrow from these entities. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of September 30, 2019, the Bank had $4.2 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2019, the Bank had $1.5 billion available for discount window borrowings.

•	The Parent Company has a $200 million commercial paper program, of which $30 million was outstanding as of September 30, 2019.

•	Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are funding sources for the Parent Company.

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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at September 30, 2019 are displayed below:
Table 14 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Stable	Stable

For the nine months ended September 30, 2019, net cash provided by operating activities, and investing activities was $470 million and $1.6 billion, respectively, while financing activities used net cash of $2.2 billion for a net decrease in cash, cash equivalents, and restricted cash of $117 million since year-end 2018. At September 30, 2019, assets of $32.6 billion decreased $1.0 billion, or 3%, from year-end 2018, primarily driven by a $511 million, or 13%, decrease in available for sale investment securities and a $540 million, or 20%, decrease in held to maturity securities. On June 14, 2019, the Corporation added $116 million in loans from the Huntington branch acquisition. On the funding side, deposits of $24.4 billion decreased $475 million, or 2%, from year-end. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits. FHLB advances of $2.9 billion decreased $697 million, or 19%, from year-end 2018.
For the nine months ended September 30, 2018, net cash provided by operating activities was $303 million, while financing activities and investing activities used net cash of $89 million and $384 million, respectively, for a net decrease in cash, cash equivalents, and restricted cash of $170 million since year-end 2017. At September 30, 2018, assets of $33.4 billion increased $3.0 billion, or 10%, from year-end 2017, primarily due to a $2.1 billion increase in loans. On February 1, 2018, the Corporation added $1.9 billion of loans as a result of the Bank Mutual acquisition. On the funding side, deposits of $24.8 billion increased $2.0 billion, or 9%, from year-end 2017. On February 1, 2018, the Corporation assumed $1.8 billion of deposits as a result of the Bank Mutual acquisition.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first nine months of 2019.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is slightly asset sensitive at September 30, 2019.
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

Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Dynamic Forecast September30, 2019	Static Forecast September 30, 2019	Dynamic Forecast December 31, 2018	Static Forecast December 31, 2018
Gradual Rate Change
100 bp increase in interest rates	3.9%	4.0%	2.5%	2.7%
200 bp increase in interest rates	7.0%	7.2%	5.8%	5.4%
At September 30, 2019, the MVE profile indicates an increase in net balance sheet value due to a 100 bp instantaneous upward change in rates, but a decline in net balance sheet value due to a 200 bp instantaneous upward change in rates.

Table 16 Market Value of Equity Sensitivity

	September 30, 2019	December 31, 2018
Instantaneous Rate Change
100 bp increase in interest rates	0.5%	(2.0)%
200 bp increase in interest rates	(0.8)%	(4.5)%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at September 30, 2019, at those amounts contractually due to the recipient, including any premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$2,077,680	$717,662	$114,139	$278	$2,909,759
Short-term funding	108,444	—	—	—	108,444
FHLB advances	226,052	593,955	453,200	1,604,520	2,877,727
Long-term funding	249,966	298,335	—	248,498	796,799
Commitments to extend credit	3,994,015	3,133,849	1,862,076	146,935	9,136,875
Total	$6,656,157	$4,743,801	$2,429,415	$2,000,231	$15,829,604
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2019 is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See also Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At September 30, 2019, the capital ratios of the

Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 18 Capital Ratios

($ in Thousands)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Risk-based Capital(a)
CET1	$2,482,394	$2,481,334	$2,484,941	$2,449,721	$2,475,043
Tier 1 capital	2,738,708	2,737,607	2,741,159	2,705,939	2,731,194
Total capital	3,224,538	3,241,597	3,250,428	3,216,575	3,240,983
Total risk-weighted assets	24,312,727	24,465,973	24,120,876	23,842,542	23,845,948
CET1 capital ratio	10.21%	10.14%	10.30%	10.27%	10.38%
Tier 1 capital ratio	11.26%	11.19%	11.36%	11.35%	11.45%
Total capital ratio	13.26%	13.25%	13.48%	13.49%	13.59%
Tier 1 leverage ratio	8.57%	8.49%	8.50%	8.49%	8.45%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	12.03%	11.73%	11.39%	11.25%	11.36%
Dividend payout ratio(b)	34.00%	34.69%	34.00%	32.69%	30.61%
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

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2019.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
($ in Thousands)	September 30, 2019	September 30, 2018	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets			7.65%	7.42%	7.20%	7.04%	7.13%
Return on average equity	8.83%	8.90%	8.47%	8.81%	9.21%	9.42%	9.06%
Return on average tangible common equity	13.86%	13.73%	13.27%	13.81%	14.52%	15.08%	14.14%
Return on average Common equity Tier 1	13.15%	12.89%	12.78%	13.09%	13.58%	13.94%	13.18%
Return on average assets	1.02%	0.99%	1.00%	1.02%	1.05%	1.07%	1.02%
Average stockholders' equity / average assets	11.57%	11.13%	11.77%	11.52%	11.41%	11.35%	11.24%
Tangible Common Equity and Common Equity Tier 1 Reconciliation(a)(b)
Common equity			$3,664,139	$3,643,077	$3,579,153	$3,524,171	$3,540,322
Goodwill and other intangible assets, net			(1,267,319)	(1,269,935)	(1,242,554)	(1,244,859)	(1,246,991)
Tangible common equity			$2,396,820	$2,373,142	$2,336,600	$2,279,312	$2,293,331
Tangible Assets Reconciliation(a)
Total assets			$32,596,460	$33,246,869	$33,681,329	$33,615,122	$33,427,794
Goodwill and other intangible assets, net			(1,267,319)	(1,269,935)	(1,242,554)	(1,244,859)	(1,246,991)
Tangible assets			$31,329,141	$31,976,934	$32,438,775	$32,370,263	$32,180,802
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,600,774	$3,510,141	$3,646,758	$3,596,178	$3,558,414	$3,490,043	$3,589,387
Goodwill and other intangible assets, net	(1,253,484)	(1,196,912)	(1,268,960)	(1,247,209)	(1,244,007)	(1,246,102)	(1,246,089)
Tangible common equity	2,347,290	2,313,229	2,377,798	2,348,969	2,314,406	2,243,941	2,343,298
Less: Accumulated other comprehensive income / loss	79,775	110,741	42,224	82,142	115,767	137,190	125,225
Less: Deferred tax assets/deferred tax liabilities, net	46,713	40,384	48,772	46,195	45,132	45,790	44,749
Average common equity Tier 1	$2,473,778	$2,464,354	$2,468,794	$2,477,306	$2,475,305	$2,426,921	$2,513,272
Efficiency Ratio Reconciliation(c)
Federal Reserve efficiency ratio	64.18%	67.50%	66.55%	62.71%	63.32%	62.39%	66.12%
Fully tax-equivalent adjustment	(0.83)%	(0.69)%	(0.90)%	(0.84)%	(0.77)%	(0.75)%	(0.75)%
Other intangible amortization	(0.79)%	(0.64)%	(0.89)%	(0.75)%	(0.73)%	(0.72)%	(0.73)%
Fully tax-equivalent efficiency ratio	62.58%	66.18%	64.78%	61.13%	61.83%	60.93%	64.66%
Acquisition related costs adjustment(d)	(0.65)%	(3.33)%	(0.53)%	(1.21)%	(0.20)%	0.31%	(0.94)%
Fully tax-equivalent efficiency ratio, excluding acquisition related costs (adjusted efficiency ratio)	61.92%	62.85%	64.25%	59.91%	61.63%	61.24%	63.72%
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
(d) 2019 periods include Huntington branch and First Staunton acquisition related costs while 2018 periods include Bank Mutual acquisition related costs.

Sequential Quarter Results

The Corporation reported net income of $83 million for the third quarter of 2019, compared to net income of $85 million for the second quarter of 2019. Net income available to common equity was $80 million for the third quarter of 2019, or $0.50 for basic and $0.49 for diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2019 was $81 million, or net income of $0.49 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2019 was $211 million, $7 million lower than the second quarter of 2019. The net interest margin in the third quarter of 2019 was down 6 bp to 2.81%. Average earning assets decreased $479 million to $29.8 billion in the third quarter of 2019 as the Corporation used its investment portfolio as a source of funds seeking to reposition its balance sheet for a declining rate environment. On the funding side, average interest-bearing deposits were down $115 million, or 1%, while FHLB advances decreased $454 million, or 14% (see Table 2).
Average total deposits for the third quarter of 2019 increased $120 million, or less than 1%, compared to the second quarter of 2019. On June 14, 2019, the Corporation assumed $725 million in deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits.
The provision for credit losses was $2 million for the third quarter of 2019, down from $8 million in the second quarter of 2019 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the third quarter of 2019 increased $5 million, or 5%, to $101 million compared to the second quarter of 2019, primarily due to an increase of $3 million in investment securities gains (losses), net, as part of the ongoing portfolio restructuring and deleveraging strategy (see Table 3).
Noninterest expense increased $3 million, or 2%, to $201 million, primarily driven by increases of $1 million each in occupancy, business development and advertising, and legal and professional expenses, partially offset by a $2 million decrease in acquisition related costs (see Table 4).
For the third quarter of 2019, the Corporation recognized income tax expense of $21 million, compared to income tax expense of $19 million for the second quarter of 2019. The effective tax rate was 20.09% and 18.34% for the third quarter of 2019 and the second quarter of 2019, respectively. The lower tax expense in the second quarter of 2019 was driven by the contribution of appreciated securities to the Corporation’s Charitable Remainder Trust. See Income Taxes section for a detailed discussion on income taxes.

Comparable Quarter Results

The Corporation reported net income of $83 million for the third quarter of 2019, compared to $86 million for the third quarter of 2018. Net income available to common equity was $80 million for the third quarter of 2019, or $0.50 for basic and $0.49 for diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2018 was $84 million, or $0.49 for basic earnings per common share and $0.48 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2019 was $211 million, $12 million, or 6%, lower than the third quarter of 2018. The net interest margin between the comparable quarters was down 11 bp, to 2.81% in the third quarter of 2019. The decrease in net interest income and net interest margin was attributable to lower prepayments and accretion related to the Bank Mutual acquisition and higher deposit costs compared to the third quarter of 2018. Average earning assets decreased $653 million, or 2%, to $29.8 billion in the third quarter of 2019 as the Corporation used its investment portfolio as a source of funds seeking to reposition its balance sheet for a declining rate environment. On the funding side, average interest-bearing deposits increased $492 million, or 3%, from the third quarter of 2018, primarily driven by a $1.2 billion, or 17%, increase in interest-bearing demand and savings deposits, partially offset by a $613 million, or 8%, decrease in money market deposits. Average short and long-term funding decreased $998 million, or 22%, primarily due to a decrease in FHLB advances of $974 million, or 26% (see Table 2).
The provision for credit losses was $2 million for the third quarter of 2019, compared to negative $5 million for the third quarter of 2018 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses.
Noninterest income for the third quarter of 2019 was $101 million, up $13 million, or 14%, compared to third quarter of 2018, primarily due to a $7 million increase in mortgage banking, net, due to increased settlements, including approximately $240 million of portfolio mortgages that were sold during the third quarter of 2019 as part of the Corporation's deleveraging strategy which enabled the Corporation to pay down higher cost funding. The sale also reduced interest rate risk by lowering the Corporation's asset sensitivity and freed up capital in advance of the adoption of CECL in the first quarter of 2020. Additionally, there was a $4 million increase in investment securities gains (losses), net, driven by gains on sales of securities during the third quarter of 2019 as part of the ongoing portfolio restructuring and deleveraging strategy (see Table 3).
Noninterest expense decreased $3 million, or 2%, to $201 million for the third quarter of 2019. FDIC expense decreased $4 million, or 48%, driven by the removal of the FDIC surcharge assessment in late 2018 (see Table 4).

Back to table of contents

The Corporation recognized income tax expense of $21 million for the third quarter of 2019, compared to income tax expense of $22 million for the third quarter of 2018. The effective tax rate was 20.09% and 20.64% for the third quarters of 2019 and 2018, respectively. See section Income Taxes for a detailed discussion on income taxes.
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
Table 20 Selected Segment Financial Data

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in Thousands)	2019	2018	% Change	2019	2018	% Change
Corporate and Commercial Specialty
Total revenue	$107,063	$112,560	(5)%	$321,700	$342,723	(6)%
Credit provision	12,912	11,232	15%	39,713	32,955	21%
Noninterest expense	39,172	41,828	(6)%	117,982	122,853	(4)%
Income tax expense (benefit)	9,670	12,098	(20)%	30,536	36,978	(17)%
Average earning assets	12,404,178	11,981,760	4%	12,398,829	11,814,674	5%
Average loans	12,404,447	11,974,090	4%	12,393,113	11,804,458	5%
Average deposits	8,587,669	8,695,170	(1)%	8,499,132	8,127,134	5%
Average allocated capital (Average CET1)(a)	1,250,507	1,215,331	3%	1,243,853	1,207,925	3%
Return on average allocated capital (ROCET1)(a)	14.37%	15.47%	(110) bp	14.35%	16.60%	(225) bp
Community, Consumer, and Business
Total revenue	$190,300	$187,113	2%	$564,834	$555,562	2%
Credit provision	5,008	5,280	(5)%	15,007	15,125	(1)%
Noninterest expense	137,761	139,627	(1)%	406,984	405,129	—%
Income tax expense (benefit)	9,982	8,863	13%	30,003	28,415	6%
Average earning assets	10,341,293	10,456,159	(1)%	10,331,684	10,333,412	—%
Average loans	10,338,215	10,453,485	(1)%	10,328,646	10,329,888	—%
Average deposits	14,767,091	13,716,862	8%	14,195,194	13,518,903	5%
Average allocated capital (Average CET1)(a)	643,436	662,017	(3)%	646,174	652,745	(1)%
Return on average allocated capital (ROCET1)(a)	23.15%	19.98%	317 bp	23.35%	21.89%	146 bp
Risk Management and Shared Services
Total revenue	$9,852	$8,019	23%	$36,888	$28,861	28%
Credit provision	(15,919)	(21,512)	26%	(38,721)	(49,081)	21%
Noninterest expense (b)	23,981	22,959	4%	65,399	100,654	(35)%
Income tax expense (benefit)	1,295	1,388	(7)%	1,816	(10,460)	N/M
Average earning assets	7,076,620	8,036,951	(12)%	7,440,046	7,912,853	(6)%
Average loans	509,407	546,142	(7)%	515,436	554,824	(7)%
Average deposits	1,846,444	2,283,886	(19)%	2,254,344	2,355,566	(4)%
Average allocated capital (Average CET1)(a)	574,851	635,924	(10)%	583,751	603,684	(3)%
Return on average allocated capital (ROCET1)(a)	(2.28)%	1.73%	(401) bp	(0.69)%	(4.28)%	359 bp
Consolidated Total
Total revenue	$307,216	$307,692	—%	$923,422	$927,146	—%
Return on average allocated capital (ROCET1)(a)	12.78%	13.18%	(40) bp	13.15%	12.89%	26 bp
(a) The Federal Reserve establishes capital adequacy requirements for the Corporation, including common equity Tier 1. For segment reporting purposes, the return on common equity Tier 1 ("ROCET1") reflects return on average allocated common equity Tier 1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends. Please refer to Table 19 for a reconciliation of non-GAAP financial measures to GAAP financial measures. (b) For the three months ended September 30, 2019 and 2018, the Risk Management and Shared Services segment both included approximately $2 million of acquisition related noninterest expense. For the nine months ended September 30, 2019 and 2018, the Risk Management and Shared Services segment included approximately $6 million and $30 million, respectively, of acquisition related noninterest expense.

Notable Changes in Segment Financial Data
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions.

•
Revenue decreased $5 million, or 5%, from the three months ended September 30, 2018, and decreased $21 million, or 6%, from the first nine months of 2018. The decrease was primarily due to lower prepayments and accretion related to the Bank Mutual acquisition. The decrease was additionally driven by compression in LIBOR rates outpacing reductions in funding costs.

•	Credit provision increased $2 million, or 15%, from the three months ended September 30, 2018, and increased $7 million, or 21%, from the first nine months of 2018.

•
Average loans were up $430 million, or 4%, from the three months ended September 30, 2018, and increased $589 million, or 5%, from the first nine months of 2018, primarily due to growth in commercial and business lending.

•	Average deposits were down $108 million, or 1%, from the three months ended September 30, 2018, but up $372 million, or 5%, from the first nine months of 2018.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses and also provides a variety of investment and fiduciary products and services.

•
Revenue increased $3 million, or 2%, from the three months ended September 30, 2018. From the first nine months of 2018, revenue increased $9 million, or 2%, primarily due to an increase in mortgage banking income.

•
Noninterest expense decreased $2 million from the three months ended September 30, 2018, but increased $2 million compared to the first nine months of 2018. The increase was primarily driven by higher personnel expense from the first nine months of 2018.

•
Average deposits were up $1.1 billion, or 8%, from the three months ended September 30, 2018, and increased $676 million, or 5%, from the nine months ended September 30, 2018. The increases were primarily driven by an increase in savings deposits during the first nine months of 2019, due to the addition of a premium savings deposit product.

The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.

•
Revenues increased $2 million, or 23%, from the three months ended September 30, 2018. From the first nine months of 2018, revenue increased $8 million, or 28%, primarily driven by gains on sales of securities during the first nine months of 2019 as the Corporation used its investment portfolio as a source of funds seeking to reposition its balance sheet for a declining rate environment.

•
Credit provision improved $6 million, or 26%, from the three months ended September 30, 2018, and improved $10 million, or 21%, from the nine months ended September 30, 2018 due to an improvement in credit quality.

•
Noninterest expense increased $1 million, or 4%, from the three months ended September 30, 2018, but decreased $35 million, or 35%, from the first nine months of 2018. The decrease was primarily driven by $30 million of acquisition related costs recorded in the first nine months of 2018, compared to $6 million in the first nine months of 2019.

•
Average earning assets were down $960 million, or 12%, from the three months ended September 30, 2018 and were down $473 million, or 6%, from the first nine months of 2018. This was driven by the Corporation's ongoing investment securities portfolio restructuring and deleveraging strategy.

Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, MSR valuation, and income taxes. A discussion of these policies can be found in the Critical Accounting Policies section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2018 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting policies since December 31, 2018.

Recent Developments
On October 10, 2019, the Corporation received regulatory approval for the acquisition of First Staunton from the OCC.

On October 15, 2019, the Corporation fully redeemed $250 million of senior notes that were due November 2019, and callable October 2019. The senior notes had a fixed interest rate of 2.75% and were issued at a discount.

On October 29, 2019, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, payable on December 16, 2019 to shareholders of record at the close of business on December 2, 2019. This is an increase of $0.01 from the previous quarterly dividend of $0.17 per common share. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on the Corporation's 6.125% Series C Perpetual Preferred Stock, payable on December 16, 2019 to shareholders of record at the close of business on December 2, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on the Corporation's 5.375% Series D Perpetual Preferred Stock, payable on December 16, 2019 to shareholders of record at the close of business on December 2, 2019. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on the Corporation's 5.875% Series E Perpetual Preferred Stock, payable on December 16, 2019 to shareholders of record at the close of business on December 2, 2019.

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
As of September 30, 2019, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2019.
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
During the third quarter of 2019, the Corporation repurchased $60 million, or approximately 2.9 million shares, of common stock. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2019 - July 31, 2019	940,379	$21.63	940,379	—
August 1, 2019 - August 31, 2019	1,951,452	20.32	1,951,452	—
September 1, 2019 - September 30, 2019	—	—	—	—
Total	2,891,831	$20.75	2,891,831	4,036,472
(a) During the third quarter of 2019, the Corporation repurchased 9,344 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b) Given remaining authorization of $82 million and the closing share price on September 30, 2019.

On February 5, 2019, the Board of Directors authorized the repurchase of up to $100 million of the Corporation's common stock. This repurchase authorization is in addition to the previously authorized repurchases. As of September 30, 2019, there remained approximately $82 million of authorized common stock repurchases in the aggregate.

Repurchases under such authorizations are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities

Preferred Stock Purchases
During the third quarter of 2019, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of September 30, 2019. Using the closing stock price on September 30, 2019 of $26.11, a total of approximately 385,000 shares remained available to be repurchased under the previously approved Board authorizations as of September 30, 2019.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of September 30, 2019. Using the closing stock price on September 30, 2019 of $25.81, a total of approximately 560,000 shares remained available to be repurchased under the previously approved Board authorizations as of September 30, 2019.
The repurchase of depositary shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (18), Preferability letter from KPMG LLP regarding a change in accounting method dated October 31, 2019. Filed herewith.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: October 31, 2019	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: October 31, 2019	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: October 31, 2019	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer